Form 10-Q
period 1996-03-31
CENTURY CASINOS INC
filed 1996-05-01
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996. _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  FOR THE TRANSITION PERIOD FROM _______ TO ______ .

                Commission file number              0-22290

                               CENTURY CASINOS, INC.
             (Exact name of registrant as specified in its charter)
           DELAWARE                                        84-1271317
   (State of incorporation)                           (IRS Employer ID No.)

                 50 South Steele Street, Suite 755, Denver, CO 80209
                        (Address of principal executive offices)

                                      (303) 388-5848
                                      (Phone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No

                Number of shares of common stock, $.01 par value,
                      outstanding as of April 26, 1996:
                                   11,789,657

                           CENTURY CASINOS, INC.
                               FORM 10-QSB
                                   INDEX
                                                                     Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1996                     3
          Consolidated Statements of Operations for the Three Months Ended 4 March 31, 1996 and 1995
          Consolidated Condensed Statements of Cash Flows for the Three        5
          Months Ended March 31, 1996 and 1995
          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis                                 8

PART II   OTHER INFORMATION                                                   10

SIGNATURES



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
- - ----------------------------------------------------------------------------------------------------------------------------------

                                                                                               March 31, 1996
      ASSETS


      CURRENT ASSETS:

         Cash and cash equivalents                                                                  $ 3,021,187
         Short-term investments                                                                         747,588
         Prepaid expenses and other                                                                     624,264
                                                                                              -----------------
             Total current assets                                                                     4,393,039

      PROPERTY AND EQUIPMENT, net                                                                     4,779,771

      GOODWILL, net                                                                                   5,935,076

      DEFERRED COSTS, terminated management agreement                                                 1,558,703

      OTHER ASSETS                                                                                    1,608,727
                                                                                              -----------------
      TOTAL                                                                                   $      18,275,316
                                                                                              =================

      LIABILITIES AND SHAREHOLDERS'  EQUITY

      CURRENT LIABILITIES:
           Current portion of long-term debt                                                                  $
                                                                                                        505,025
         Accounts payable and accrued expenses                                                          917,191
                                                                                              -----------------
              Total current liabilities                                                               1,422,216

      LONG-TERM DEBT, less current portion                                                            1,690,474

      SHAREHOLDERS' EQUITY:
          Preferred stock; $.01 par value; 20,000,000 shares
             authorized; no shares issued or outstanding
         Common stock; $.01 par value; 50,000,000 shares
            authorized; 11,789,657 shares issued and outstanding                                        117,897
         Additional paid-in capital                                                                  18,606,072
         Foreign currency translation adjustment                                                        (9,049)
         Accumulated deficit                                                                        (3,552,294)
                                                                                              -----------------
                                                                                              -----------------
             Total shareholders' equity                                                              15,162,626
                                                                                              -----------------

      TOTAL                                                                                   $      18,275,316
                                                                                              =================

       See notes to consolidated financial statements.





CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Three Months Ended March 31,
                                                                                       1996                     1995
                                                                                     --------                --------
     OPERATING REVENUE:
        Casino                                                                        $ 1,100,812               $  777,858
        Food and beverage                                                                  57,181                   73,132
        Other                                                                              18,563                   18,535
                                                                                  ----------------         ----------------
                                                                                        1,176,556                  869,525
        Less promotional allowances                                                      (42,695)                 (36,542)
                                                                                  ----------------         ----------------
                Net operating revenue                                                   1,133,861                  832,983
                                                                                  ----------------         ----------------

     OPERATING COSTS AND EXPENSES:
        Casino                                                                            425,131                  409,842
        Food and beverage                                                                  20,420                   79,888
        General and administrative                                                        764,192                  923,156
        Depreciation and amortization                                                     315,114                  300,015
                                                                                  ----------------         ----------------

            Total operating costs and expenses                                          1,524,857                1,712,901
                                                                                  ----------------         ----------------

     LOSS FROM OPERATIONS                                                               (390,996)                (879,918)

     OTHER INCOME, net                                                                     10,701                3,886,682

                                                                                  ----------------         ----------------
     INCOME (LOSS) BEFORE INCOME TAXES                                                  (380,295)                3,006,764

     PROVISION FOR INCOME TAXES                                                                                    337,000

                                                                                  ================         ================
     NET INCOME (LOSS)                                                                 $ (380,295)             $ 2,669,764

                                                                                  ================         ================

     INCOME (LOSS) PER SHARE
                                                                                       $    (0.03)             $      0.28
                                                                                  ================         ================

     WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                                                   11,602,839                9,515,252
                                                                                  ================         ================




       See notes to consolidated financial statements.

 CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
- - --------------------------------------------------------------------------------------------------------------------------------

                                                                                   For the Three Months Ended March 31,
                                                                                       1996                     1995
                                                                                    ---------                 ---------
     CASH FLOWS FROM OPERATIONS
                                                                                     $  (109,410)             $  (944,180)
                                                                                 -----------------         ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES                                               (123,850)               3,768,554
                                                                                 -----------------         ----------------

     CASH FLOWS FROM FINANCING ACTIVITIES                                               1,220,976               1,962,149
                                                                                 -----------------         ----------------

     INCREASE IN CASH AND CASH EQUIVALENTS                                                987,716               4,786,523


     CASH AND CASH EQUIVALENTS AT BEGINNING
         OF PERIOD                                                                      2,033,471                 950,024
                                                                                 -----------------         ----------------
     CASH AND CASH EQUIVALENTS AT END
         OF PERIOD
                                                                                    $   3,021,187             $ 5,736,547
                                                                                 =================         ================



    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Interest paid by the Company was $49,610 and $29,134 for the three months ended March 31, 1996 and 1995. Income taxes paid by the Company were $9,800 and $0 for the three months ended March 31, 1996 and 1995.



       See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
- - -------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS
         Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado ("Legends Casino"), act as concessionaire of three small casinos on cruise ships, and are pursuing a number of additional gaming opportunities throughout the United States and internationally. The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1995.

2.       INCOME TAXES
         The Company has not recorded an income tax benefit for the three months ended March 31, 1996, because of limitations on recognizing the benefits of available net operating loss ("NOL") carryforwards. The provision for income taxes of $337,000 for the three months ended March 31, 1995, consists of estimated alternative minimum tax ("AMT") of $70,000, due to limitations on the utilization of NOLs for AMT purposes, a provision and corresponding reduction in the deferred tax valuation allowance of $167,000 related to the anticipated utilization of NOLs not acquired in the Alpine business combination, and a provision of $267,000 for the anticipated utilization of a portion of the NOLs acquired in the Alpine business combination. The reversal of that portion of the valuation allowance corresponding to the acquired NOLs is required to be recorded as a reduction to the carrying amount of goodwill.

3.       INCOME (LOSS) PER SHARE
         Income (loss) per share for the Company for the three months ended March 31, 1996 and 1995, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculation as their effect would be antidilutive for both periods.

4.       PRIVATE PLACEMENT
         In the first quarter of 1996 the Company completed a private placement of 1,000,000 shares of its common stock at $1.50 per share. Net proceeds of the private placement to the Company, after commissions and direct expenses, were $1,383,165.

5.       PROPOSED ACQUISITION OF CASINO
         In September 1995 the Company signed a definitive agreement to purchase substantially all of the assets, and to assume substantially all of the liabilities, of Gold Creek Associates, LP ("Gold Creek"), the operator of Womack's Saloon & Gaming Parlor in Cripple Creek, Colorado. The total purchase price is approximately $13.3 million, consisting of an anticipated cash payment to Gold Creek of $5 million, a promissory note of $5 million to be issued to Gold Creek, the assumption of existing debt of Gold Creek of approximately $2 million, and the payoff of an existing mortgage of approximately $1.3 million. The cash consideration is subject to adjustment by the amount of Gold Creek's working capital, as defined, at closing. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at approximately $2 million based on recent trading prices, to two principals of the seller who will be entering into employment contracts with the Company at closing. If Womack's Saloon is combined with the Company's Legends Casino, these adjoining properties would become one of the largest casinos in the Cripple Creek market, with over 500 gaming devices. Closing of the transaction is subject to the Company securing acceptable financing and obtaining required regulatory approvals. As of March 31, 1996, the Company has made escrow deposits, to be credited against the purchase price, totaling $400,000, and has incurred $429,514 of costs related to acquisition and associated financing efforts. Both the escrow deposits and the deferred acquisition and financing costs are included in other assets. On April 15, 1996, the Company and Gold Creek signed an extension to the definitive purchase agreement which provides for extension of the closing date to no later than July 1, 1996, or to no later than September 1, 1996, if all conditions necessary to closing have been satisfied other than receipt of regulatory approval. The extension agreement also provides that additional escrow deposits be made under certain circumstances. The extension agreement further provides that, upon closing, the Company reimburse Gold Creek for debt principal payments made by Gold Creek for the period subsequent to May 1, 1996 and through the date of closing, and provides for adjustment to the number of shares of the Company's common stock to be issued to two principals of the seller, in certain circumstances. Upon completion of the transaction, the deferred costs related to the acquisition will be included in the purchase price allocation to be amortized over future periods. In the event the proposed transaction is not consummated, the deferred costs, including those related to the financing, would be expensed. The definitive agreement provides for the forfeiture of the deposit to Gold Creek in certain circumstances. The Company is presently evaluating several financing alternatives to complete the acquisition of Gold Creek, including the private placement of debt securities, the issuance of equity securities, the use of existing working capital, and combinations thereof. There can be no assurance that the financing can be completed on terms acceptable to the Company or that the acquisition will be consummated.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended March 31, 1996 vs. 1995
Casino revenue increased 42% for the first quarter of 1996 over the year-earlier period. At the Company's Legends Casino in Cripple Creek, Colorado, casino revenue increased by 45% as a result of an increase in the average number of slot machines in service from 149 to 189 and an increase in the average daily win per machine from $45 to $53. The month of March 1996, typically considered to be part of the "slow" season, produced Legends' second highest revenue month in the casino's history. Casino revenue generated from cruise ship operations was up 21% in 1996 as compared with 1995. The increase is due to the operation of three cruise ship casinos for the entire quarter in 1996 as compared with two casinos for the entire quarter in 1995, as well as upgrades to the gaming equipment. The overall margin from casino activities increased from 47% in 1995 to 61% in 1996 as total casino costs increased only 4%, from $409,842 to $425,131. Increases in gaming taxes and device fees, resulting from the additional slot machines and higher gross gaming revenue, were largely offset by lower payroll, gaming supplies and promotional costs. The reduction of $15,951 in food and beverage revenue for the first quarter of 1996 as compared with the same period for 1995 is due to management's decision in 1995 to deemphasize the restaurant operation at Legends. The restaurant operation was scaled back to offer a moderately-priced, limited menu. As a result, the loss from the restaurant and bar activities, after promotional allowances, decreased from $43,298 to $5,934. General and administrative expense decreased by $158,964, or 17%, from the 1995 period to the 1996 period, primarily due to lower payroll costs associated with the corporate office and lower project development expenditures. The increase in depreciation and amortization expense from $300,015 in 1995 to $315,114 in 1996 resulted from the addition of new slot machines and other capital improvements at Legends Casino subsequent to the first quarter of 1995, and the depreciation on additional gaming equipment placed in the cruise ship casinos. The increase was partially offset by the absence of amortization of deferred costs related to the Company's Indian gaming management agreement, which was terminated in August 1995. The remaining deferred costs associated with this agreement are being recovered through contractual payments from a third party. The decrease in other income, net, is primarily due to the one-time gain recognized from the termination of the Company's St. Charles, Louisiana riverboat gaming management agreement in 1995, for which the Company received a $4 million cash payment.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $3,021,187, and an additional $747,588 invested in U.S. treasury notes maturing in May 1996. Such amounts represent an increase of $987,716 from December 31, 1995. The increase is primarily attributable to the private placement of 1,000,000 common shares of the Company's stock at $1.50 per share in January 1996. In September 1995 the Company signed a definitive agreement to purchase substantially all of the assets, and to assume substantially all of the liabilities, of Gold Creek Associates, LP ("Gold Creek"), the operator of Womack's Saloon & Gaming Parlor in Cripple Creek, Colorado. The total purchase price is approximately $13.3 million, consisting of an anticipated cash payment to Gold Creek of $5 million, a promissory note of $5 million to be issued to Gold Creek, the assumption of existing debt of Gold Creek of approximately $2 million, and the payoff of an existing mortgage of approximately $1.3 million. The cash consideration is subject to adjustment by the amount of Gold Creek's working capital, as defined, at closing. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at approximately $2 million based on recent trading prices, to two principals of the seller who will be entering into employment contracts with the Company at closing. If combined with the Company's Legends Casino, these adjoining properties would become one of the largest casinos in the Cripple Creek market, with over 500 gaming devices. Closing of the transaction is subject to the Company securing acceptable financing and obtaining required regulatory approvals. On April 15, 1996 the Company and Gold Creek signed an extension to the definitive purchase agreement which provides for extension of the closing date to no later than July 1, 1996, or to no later than September 1, 1996, if all conditions necessary to closing have been satisfied other than receipt of regulatory approval. The extension agreement also provides that additional escrow deposits be made under certain circumstances. The extension agreement further provides that, upon closing, the Company reimburse Gold Creek for debt principal payments made by Gold Creek for the period subsequent to May 1, 1996 and through the date of closing, and provides for adjustment to the number of shares of the Company's common stock to be issued to two principals of the seller, in certain circumstances. The Company is presently evaluating several financing alternatives to complete the acquisition of Gold Creek, including the private placement of debt securities, the issuance of equity securities, the use of existing working capital, and combinations thereof. There can be no assurance that the financing can be completed on terms acceptable to the Company or that the acquisition will be consummated. The nature, extent and timing of the Company's pursuit of additional gaming opportunities will be largely dependent on whether the Gold Creek acquisition is consummated and, if so, the composition of the financing used to effect the acquisition. The issuance of debt securities would likely restrict the Company's ability to pay dividends and incur additional debt and would likely require the Company to maintain certain financial ratios. Other than the proposed acquisition of Gold Creek and any further expansion in the Cripple Creek market, both of which are dependent on additional financing, most of the Company's near-term growth opportunities are largely discretionary and are not expected to require significant investment or commitment of the Company's financial resources.



                      * * * * * * * * * * * * * * * *

PART II

OTHER INFORMATION

Item 1. - Legal Proceedings
The Company is not a party to, nor is it aware of, any pending or threatened litigation.

Item 6. - Exhibits and Reports on Form 8-K
No exhibits or reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                * * * * * * *

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
- - ---------------------------
Brad Dobski
Chief Accounting Officer and duly authorized officer

Date: April 26, 1996