Form 10-Q
period 1996-06-30
CENTURY CASINOS INC
filed 1996-08-07
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______ .

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

Number of shares of common stock, $.01 par value, outstanding as of August 2, 1996:

                                   15,861,885




                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                                            Page Number

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet as of  June 30, 1996                                       3
            Consolidated Statements of Operations for the Three Months Ended                      4
            June 30, 1996 and 1995
            Consolidated Statements of Operations for the Six Months Ended June                   5
            30, 1996 and 1995
            Consolidated Condensed Statements of Cash Flows for the Six Months                    6
            Ended June 30, 1996 and 1995
            Notes to Consolidated Financial Statements                                            7


Item 2.     Management's Discussion and Analysis                                                  9

PART II     OTHER INFORMATION                                                                    12

SIGNATURES




CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
- ---------------------------------------------------------------------------------------------------------------

                                                                                                 June 30, 1996
                                                                                                 -------------

      ASSETS

      CURRENT ASSETS:
         Cash and cash equivalents                                                            $       7,753,412
         Prepaid expenses and other                                                                     729,138
                                                                                              -----------------
             Total current assets                                                                     8,482,550

      PROPERTY AND EQUIPMENT, net                                                                     4,651,135

      GOODWILL, net                                                                                   5,749,700

      DEFERRED COSTS, terminated management agreement                                                 1,341,794

      OTHER ASSETS                                                                                    2,750,991
                                                                                              -----------------
      TOTAL                                                                                    $     22,976,170
                                                                                              =================

      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Current portion of long-term debt                                                   $        805,025
         Accounts payable and accrued expenses                                                        1,143,905
                                                                                              -----------------
              Total current liabilities                                                               1,948,930

      LONG-TERM DEBT, less current portion                                                            2,094,345

      SHAREHOLDERS' EQUITY:
          Preferred stock; $.01 par value; 20,000,000 shares
             authorized; no shares issued or outstanding
         Common stock; $.01 par value; 50,000,000 shares
            authorized; 15,861,885 shares issued and outstanding                                        158,619
         Additional paid-in capital                                                                  23,056,784
         Foreign currency translation adjustment                                                       (10,514)
         Accumulated deficit                                                                        (4,271,994)

                                                                                              -----------------
                                                                                              -----------------
             Total shareholders' equity                                                              18,932,895
                                                                                              -----------------
      TOTAL                                                                                     $    22,976,170
                                                                                              =================

                                        See notes to consolidated financial statements.




CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------


                                                                                    For the Three Months Ended June 30,
                                                                                    -----------------------------------
                                                                                        1996                     1995
                                                                                        ----                     ----


     OPERATING REVENUE:
        Casino                                                                    $     1,209,387          $       853,411
        Food and beverage                                                                  52,624                   90,103
        Other                                                                              20,878                   22,439
                                                                                  ----------------         ----------------
                                                                                        1,282,889                  965,953
        Less promotional allowances                                                      (49,644)                 (45,617)
                                                                                  ----------------         ----------------
                Net operating revenue                                                   1,233,245                  920,336
                                                                                  ----------------         ----------------

     OPERATING COSTS AND EXPENSES:
        Casino                                                                            448,954                  505,121
        Food and beverage                                                                   4,839                   81,976
        General and administrative                                                        705,400                  854,282

        Depreciation and amortization                                                     325,592                  313,610
                                                                                  ----------------         ----------------

            Total operating costs and expenses                                          1,484,785                1,754,989
                                                                                  ----------------         ----------------

     LOSS FROM OPERATIONS                                                               (251,540)                (834,653)

     OTHER EXPENSE, net                                                                 (468,160)                 (44,525)

                                                                                  ----------------         ----------------
     LOSS BEFORE INCOME TAXES                                                           (719,700)                (879,178)

     PROVISION FOR INCOME TAXES

                                                                                  ================         ================
     NET LOSS                                                                      $     (719,700)          $     (879,178)
                                                                                  ================         ================

     LOSS PER SHARE                                                                $        (0.06)          $        (0.08)
                                                                                  ================         ================

     WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                                                   12,281,992               10,789,652
                                                                                  ================         ================




                                        See notes to consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------


                                                                                     For the Six Months Ended June 30,
                                                                                     ---------------------------------
                                                                                       1996                     1995
                                                                                       ----                     ----


     OPERATING REVENUE:
        Casino                                                                    $     2,310,199           $    1,631,269
        Food and beverage                                                                 109,805                  163,235
        Other                                                                              39,441                   40,974
                                                                                  ----------------         ----------------
                                                                                        2,459,445                1,835,478
        Less promotional allowances                                                      (92,339)                 (82,159)
                                                                                  ----------------         ----------------
                Net operating revenue                                                   2,367,106                1,753,319
                                                                                  ----------------         ----------------

     OPERATING COSTS AND EXPENSES:
        Casino                                                                            927,596                  960,494
        Food and beverage                                                                  25,259                  161,864
        General and administrative                                                      1,416,081                1,731,907
        Depreciation and amortization                                                     640,706                  613,625
                                                                                  ----------------         ----------------

            Total operating costs and expenses                                          3,009,642                3,467,890
                                                                                  ----------------         ----------------

     LOSS FROM OPERATIONS                                                               (642,536)              (1,714,571)

     OTHER INCOME (EXPENSE), net                                                        (457,459)                3,842,157

                                                                                  ----------------         ----------------
     INCOME (LOSS) BEFORE INCOME TAXES                                                (1,099,995)                2,127,586

     PROVISION FOR INCOME TAXES                                                                                    337,000
                                                                                  ================         ================
     NET INCOME (LOSS)                                                            $   (1,099,995)           $    1,790,586
                                                                                  ================         ================

     INCOME (LOSS) PER SHARE                                                       $       (0.09)          $          0.18
                                                                                  ================         ================

     WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                                                   11,942,415               10,152,452
                                                                                  ================         ================




                            See notes to consolidated financial statements.




CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------

                                                                                    For the Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                       1996                     1995
                                                                                       ----                     ----


     CASH FLOWS FROM OPERATIONS                                                    $     (91,545)           $  (1,117,385)

                                                                                 -----------------         ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES                                               (604,795)               2,594,717
                                                                                 -----------------         ----------------

     CASH FLOWS FROM FINANCING ACTIVITIES                                               6,416,281               1,895,380
                                                                                 -----------------         ----------------

     INCREASE IN CASH AND CASH EQUIVALENTS                                              5,719,941               3,372,712


     CASH AND CASH EQUIVALENTS AT BEGINNING
         OF PERIOD                                                                      2,033,471                 950,024
                                                                                 -----------------         ----------------
     CASH AND CASH EQUIVALENTS AT END
         OF PERIOD                                                                 $    7,753,412           $   4,322,736

                                                                                 =================         ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid by the Company was $76,613 and $64,421 for the six months ended June 30, 1996 and 1995.

Income taxes paid by the Company were $9,800 and $0 for the six months ended June 30, 1996 and 1995.



                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
- --------------------------------------------------------------------------------

1.        DESCRIPTION OF BUSINESS

          Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado ("Legends Casino"), act as concessionaire of two small casinos on cruise ships, and are pursuing a number of additional gaming opportunities throughout the United States and internationally. On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P., the operator of Womack's Saloon & Gaming Parlor in Cripple Creek, Colorado (see Note 5).

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

2.        INCOME TAXES

          The Company has not recorded an income tax benefit for the three-month and six-month periods ended June 30, 1996, or for the three-month period ended June 30, 1995 because of limitations on recognizing the benefits of available net operating loss ("NOL") carryforwards. The provision for income taxes of $337,000 for the six-month period ended June 30, 1995, consists of estimated alternative minimum tax ("AMT") of $70,000, due to limitations on the utilization of NOLs for AMT purposes, a provision and corresponding reduction in the deferred tax valuation allowance of $167,000 related to the anticipated utilization of NOLs not acquired in the Alpine business combination, and a provision of $267,000 for the anticipated utilization of a portion of the NOLs acquired in the Alpine business combination. The reversal of that portion of the valuation allowance corresponding to the acquired NOLs is required to be recorded as a reduction to the carrying amount of goodwill.

3.        INCOME (LOSS) PER SHARE

          Income (loss) per share for the Company for the three-month and six-month periods ended June 30, 1996 and 1995, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculation as their effect would be antidilutive for both periods.

4.        PRIVATE PLACEMENT

          In the first quarter of 1996 the Company completed a private placement of 1,000,000 shares of its common stock at $1.50 per share. Net proceeds of the private placement to the Company, after commissions and direct expenses, were $1,383,165. The Company completed additional private placements of its common stock in the second quarter of 1996 (see Note 5).

5.        ACQUISITION OF CASINO AND RELATED FINANCING

          On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek Associates, LP ("Gold Creek"), the operator of Womack's Saloon & Gaming Parlor ("Womack's") in Cripple Creek, Colorado. The total purchase price was approximately $13.5 million, consisting of a base cash payment of $5 million plus $320,000 for the amount of estimated working capital as of the closing date, a promissory note of $5.2 million issued to Gold Creek and the assumption of existing debt of Gold Creek of approximately $3 million. The working capital portion of the purchase price is subject to final determination 60 days after the closing date. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at approximately $2 million based on recent trading prices, to two principals of the seller who have entered into consulting contracts with the Company at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00.

          The promissory note issued to Gold Creek bears interest at 9% and provides for monthly payments of only interest for 18 months; thereafter, monthly principal payments of $43,121, plus interest on the unpaid principal, are required, with a final balloon principal payment of $2,328,000 due July 2003. The note is secured by substantially all of the tangible assets purchased, subject to existing encumbrances, and the Company is required to meet certain financial covenants. The Company is also restricted from paying dividends until the note has been paid in full.

          In addition to the financing provided by Gold Creek, additional funds required to complete the acquisition were raised through private sales of 4,072,233 shares of the Company's common stock at an average price of $1.43 per share, with proceeds, net of selling commissions, of approximately $4,552,000. In connection with sales of common stock by a placement agent, the Company issued warrants to the placement agent to purchase 150,000 shares of its common stock at $2.36 per share. The warrants have a term of 5 years.

          The Company also issued on May 30, 1996, a convertible debenture in the principal amount of $500,000 to a private investor. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50,000. The Company has the option to prepay the debenture, in whole or in part, after the first anniversary date at 132% of the outstanding principal. The prepayment amount declines to 127% after the second anniversary date, 122% after the third anniversary date and 116% after the fourth anniversary date. The entire unpaid principal is due on May 30, 2001.


          In anticipation of completing the Gold Creek acquisition, the Company purchased in May 1996, from an unaffiliated third party, a 9% first mortgage note on the Womack's casino property for $1,337,500. The principal amount of the note, which is included in debt assumed by the Company in the Gold Creek acquisition, was $1,248,000 at the date of purchase by the Company. The premium of $89,500 paid by the Company to purchase the note is being amortized to expense ratably over the remaining term of the note, which matures in July 1999.

          The Company will account for the Gold Creek acquisition using the purchase method of accounting, whereby the total purchase price, including direct out-of-pocket costs of the acquisition, will be allocated to the assets purchased and liabilities assumed based on their estimated fair values. The excess of the the purchase price over the identifiable net assets, which excess the Company preliminarily estimates will approximate $9 million, will be amortized to expense ratably over 15 years.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended June 30, 1996 vs. 1995

     Net operating revenue for the three months ended June 30, 1996, was $1,233,245 compared with $920,336 for the 1995 period, an increase of 34%. Casino revenue increased 42% to $1,209,387, and comprised a 38% increase in casino revenue from the Company's Legends casino in Cripple Creek and an 81% increase in casino revenue from cruise ship activities. The increase for Legends is primarily a result of the net addition of approximately 40 new slot machines and ongoing efforts to upgrade and replace the casino's existing gaming devices. The revenue increase for the cruise ships is attributable to increased passenger counts on the Silver Cloud and Silver Wind, as they have become solidly established in their markets, partially offset by a revenue decrease related to two cruise ships for which the Company has terminated its concessionaire contracts. Gross operating margin from casino activities improved from 41% to 63%. The overall reduction in casino costs results from tighter control over promotional and marketing expenditures, as well as lower cost of promotional allowances. The significant margin improvement in percentage terms also reflects the operating leverage inherent in the Company's casino operations, which provides for revenue growth at relatively little incremental cost.

     Food and beverage revenue, net of promotional allowances, decreased by 93% as Legends closed its restaurant in the second quarter of 1996 in anticipation of the acquisition of Womack's, which was completed on July 1, 1996. The combined properties will utilize the restaurant formerly operated by Womack's. The restaurant and bar operations are considered to be primarily an accommodation to casino players and are not expected to generate profits. Food and beverage costs exclude the estimated cost of promotional allowances provided to customers; such cost is included in casino costs.

     General and administrative expense decreased by $148,882, or 17%, from the 1995 period to the 1996 period as a result of lower payroll costs at the corporate level and due to the absence in the current year of costs associated with an Indiana riverboat development project and the entertainment joint venture in the People's Republic of China. The Company sold its interest in the Indiana riverboat development project and terminated its participation in the China joint venture in December 1995. Depreciation and amortization expense increased slightly as higher depreciation from the addition of new gaming machines in Legends Casino were partially offset by the absence of amortization of deferred costs related to the Company's management of a casino for the Soboba Band of Mission Indians in California. The Company effectively assigned its rights under the Soboba agreement to an unaffiliated third party in August 1995 and is recovering the remaining capitalized costs through monthly payments from the third party.

     Other expense, net, for the second quarter of 1996 included interest expense of $53,262; interest income of $66,260; loss on disposal of property and equipment of $175,507; and the writeoff of previously deferred costs of $306,692 related to debt financing efforts which did not result in the consummation of financing. The loss on disposal of property and equipment was primarily associated with the closing of the restaurant and general interior remodeling at Legends, and the termination of the concessionaire contract for the cruise ship Calypso. For the comparable period in 1995, other expense, net, included interest expense of $46,385; interest income of $79,005; and equity in the loss of the China joint venture of $77,860.

Six Months Ended June 30, 1996 vs. 1995

     Casino revenue improved 42% in 1996 versus 1995, comprising an almost identical percentage increase from both Legends Casino and from the cruise ships. The increase at Legends results from a net increase of approximately 40 slot machines over the prior year and more effective marketing efforts. Casino costs decreased slightly in absolute terms from $960,494 to $927,596, primarily as the result of lower promotion and marketing expenses, partially offset by higher device fees and gaming taxes associated with the revenue increase. The decrease in food and beverage revenue, as well as the narrowing of the loss from these operations, reflects the scaling back of the restaurant concept in late 1995 and closing of the restaurant in the second quarter of 1996.

     Lower payroll costs at the corporate level, and the absence of costs associated with development projects in Indiana, Louisiana and China, accounted for the substantial reduction in general and administrative expense from 1995 to 1996. Higher depreciation expense associated with the addition of new slot machines was partially offset by the absence of amortization of deferred costs related to the Soboba casino management agreement.

Other expense, net, for the six months ended June 30, 1996, included interest expense of $96,791; interest income of $100,267; loss on disposal of property and equipment of $175,507; and writeoff of previously deferred debt offering costs of $306,692. Other income, net, for the year-earlier period included interest expense of $81,469; interest income of $92,702; gain on the termination of a riverboat management contract of $3,928,479; and equity in the loss of the China joint venture of $77,860.

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash and cash equivalents of $7,753,412, of which approximately $4,800,000 was paid on July 1, 1996 to close the Gold Creek acquisition. The net increase in cash for the six months ended June 30, 1996 is primarily attributable to the private placement of 1,000,000 common shares of the Company's stock at $1.50 per share in January 1996 and the private placement of 4,072,233 common shares in June 1996, at an average price of $1.43 per share, which netted $4,552,330 after commissions. The Company made escrow deposits and paid costs of approximately $215,000 in connection with the acquisition of Gold Creek. The Company also purchased the first mortgage note on the Womack's casino property from a third party for $1,337,500 and spent approximately $200,000 to refurbish Legends Casino in anticipation of completing the Gold Creek acquisition and combining the two properties. The Company received cash payments from a third party of $452,000 for the six months ended June 30, 1996, in connection with the previous assignment of the Company's Soboba casino management contract.

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek. The total purchase price was approximately $13.5 million, consisting of a base cash payment of $5 million plus $320,000 for the amount of estimated working capital as of the closing date, a promissory note of $5.2 million issued to Gold Creek and the assumption of existing debt of Gold Creek of approximately $3 million. The working capital portion of the purchase price is subject to final determination 60 days after the closing date. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at approximately $2 million based on recent trading prices, to two principals of the seller who have entered into consulting contracts with the Company at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00.

     The promissory note issued to Gold Creek bears interest at 9% and provides for monthly payments of only interest for 18 months; thereafter, monthly principal payments of $43,121, plus interest on the unpaid principal, are required, with a final balloon principal payment of $2,328,000 due July 2003. The note is secured by substantially all of the tangible assets purchased, subject to existing encumbrances, and the Company is required to meet certain financial covenants. The Company is also restricted from paying dividends until the note has been paid in full.

     In connection with sales of common stock in the second quarter of 1996, the Company issued warrants to a placement agent to purchase 150,000 shares of its common stock at $2.36 per share. The warrants have a term of five years.

     The Company also issued on May 30, 1996, a convertible debenture in the principal amount of $500,000 to a private investor. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50,000. The Company has the option to prepay the debenture, in whole or in part, after the first anniversary date at 132% of the outstanding principal. The prepayment amount declines to 127% after the second anniversary date, 122% after the third anniversary date and 116% after the fourth anniversary date. The entire unpaid principal is due on May 30, 2001.

     Management anticipates that the acquisition of Gold Creek, together with the operating synergies and cost savings expected to be realized from the combination of the adjacent Womack's and Legends casino properties, will result in the Company generating net income in the third quarter of 1996. There can be no assurance that net income will, in fact, be achieved. Management also expects cash flow from operations to be sufficient for debt service requirements and near-term capital expenditures. The Company continues to pursue a number of gaming opportunities in the U.S. and abroad, which are generally in the early stages of negotiation with various parties.


                         * * * * * * * * * * * * * * * *

PART II

OTHER INFORMATION

Item 1. - Legal Proceedings

     The Company is not a party to, nor is it aware of, any pending or threatened litigation.

Item 5. - Other Information

     The following financial statements and financial information are filed herewith: (i) Gold Creek Associates, L.P. (a Limited Partnership) Unaudited Balance Sheet as of June 30, 1996, Unaudited Income Statements for the Three Months Ended June 30, 1996 and 1995, Unaudited Income Statements for the Six Months Ended June 30, 1996 and 1995, and Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995; (ii) Century Casinos, Inc. Unaudited Pro Forma Combined Balance Sheet as of June 30, 1996, and Unaudited Pro Forma Combined Income Statement for the Six Months Ended June 30, 1996.

Item 6. - Exhibits and Reports on Form 8-K

     On July 16, 1996, the Company filed a Form 8-K, including exhibits, dated July 1, 1996, pursuant to Item 2 of the Form 8-K requirements, with respect to the Company's acquisition of the assets of Gold Creek Associates, L.P. The following financial statements were filed with such Form 8-K: (i) Gold Creek Associates, L.P. (a Limited Partnership) Financial Statements as of and for the Two Years in the Period Ended December 31, 1995 and Independent Auditors' Report thereon; (ii) Gold Creek Associates, L.P. (a Limited Partnership) Unaudited Balance Sheet as of March 31, 1996, Unaudited Income Statements for the Three Months Ended March 31, 1996 and 1995, and Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995; (iii) Century Casinos, Inc. Unaudited Pro Forma Combined Balance Sheet as of March 31, 1996, Unaudited Pro Forma Combined Income Statement for the Three Months Ended March 31, 1996, and Unaudited Pro Forma Combined Income Statement for the Year Ended December 31, 1995.

                                  * * * * * * *

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
- ---------------------------
Brad Dobski
Chief Accounting Officer and duly authorized officer

Date: August 6, 1996

PART II, Item 5 - Other Information




GOLD CREEK ASSOCIATES, L.P. (a Limited Partnership)
BALANCE SHEET (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------



                                                                                              June 30, 1996
                                                                                              -------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $        1,137,287
   Accounts receivable, prepaid expenses and other                                                      169,617
                                                                                          ---------------------
       Total current assets                                                                           1,306,904

PROPERTY AND EQUIPMENT, net                                                                           6,663,816
OTHER ASSETS, net of accumulated amortization of $18,960                                                 78,141
                                                                                          =====================
TOTAL                                                                                        $        8,048,861
                                                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations                            $         858,883
   Accounts payable and accrued liabilities                                                           1,225,314
                                                                                          ---------------------
        Total current liabilities                                                                     2,084,197

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                          2,131,940

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
    General partner                                                                                     668,634
    Limited partners                                                                                  3,164,090
                                                                                          ---------------------
        Total partners' capital                                                                       3,832,724
                                                                                          ---------------------
TOTAL                                                                                          $      8,048,861
                                                                                          =====================


                       See notes to financial statements.






GOLD CREEK ASSOCIATES, L.P. (a Limited Partnership)
STATEMENTS OF INCOME (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                                  For the Three Months Ended June 30,
                                                                                  -----------------------------------

                                                                                      1996                    1995
                                                                                      ----                    ----

OPERATING REVENUE:
   Casino                                                                         $      3,320,913         $    2,158,299

   Food and beverage                                                                       166,320                129,436
   Other                                                                                    21,204                  7,378
                                                                               --------------------     ------------------
                                                                                         3,508,437              2,295,113
Less promotional allowances                                                               (97,574)               (84,812)
                                                                               --------------------     ------------------
           Net operating revenue                                                         3,410,863              2,210,301
                                                                               --------------------     ------------------

OPERATING COSTS AND EXPENSES:
    Casino                                                                               1,959,876              1,560,584
    Food and beverage                                                                       79,125                 31,683
   General and administrative                                                              360,703                282,925
   Depreciation and amortization                                                           126,037                102,704
                                                                               --------------------
                                                                                                        ------------------
           Total operating costs and expenses                                            2,525,741              1,977,896
                                                                               --------------------     ------------------

INCOME FROM OPERATIONS                                                                     885,122                232,405

OTHER INCOME (EXPENSE):
     Interest expense                                                                      (87,769)               (57,261)
     Loss on disposal of assets                                                                                   (48,882)
     Interest income and other                                                              48,160                  9,166
                                                                               --------------------     ------------------
NET INCOME                                                                         $       845,513        $       135,928
                                                                               ====================     ==================




                       See notes to financial statements.






GOLD CREEK ASSOCIATES, L.P. (a Limited Partnership)
STATEMENTS OF INCOME (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                                   For the Six Months Ended June 30,
                                                                                   ---------------------------------

                                                                                        1996                    1995
                                                                                        ----                    ----

OPERATING REVENUE:
   Casino                                                                         $      6,170,960        $     3,872,080
   Food and beverage                                                                       299,050                193,128
   Other                                                                                    32,703                 15,704
                                                                               --------------------     ------------------
                                                                                         6,502,713              4,080,912
Less promotional allowances                                                               (191,902)              (143,581)
                                                                               --------------------     ------------------
           Net operating revenue                                                         6,310,811              3,937,331
                                                                               --------------------     ------------------

OPERATING COSTS AND EXPENSES:
    Casino                                                                               3,382,053              2,619,404
    Food and beverage                                                                      123,960                 35,761
   General and administrative                                                              688,800                497,569
   Depreciation and amortization                                                           253,378                205,407
                                                                               --------------------     ------------------
           Total operating costs and expenses                                            4,448,191              3,358,141
                                                                               --------------------     ------------------

INCOME FROM OPERATIONS                                                                   1,862,620                579,190

OTHER INCOME (EXPENSE):
     Interest expense                                                                     (216,768)              (122,389)
     Loss on disposal of assets                                                            (44,591)               (48,882)
     Interest income and other                                                              57,578                 16,039
                                                                               --------------------     ------------------
NET INCOME                                                                        $      1,658,839         $      423,958
                                                                               ====================     ==================




                       See notes to financial statements.

                                      -16-








GOLD CREEK ASSOCIATES, L.P. (a Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------

                                                                                    For the Six Months Ended June 30,
                                                                                    ---------------------------------

                                                                                       1996                   1995
                                                                                       ----                   ----

CASH FLOWS FROM OPERATIONS                                                         $    2,419,390          $     954,953
                                                                                 ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                      (20,776)              (219,408)
                                                                                 ------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                   (2,163,094)              (908,045)
                                                                                 ------------------     ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           235,520              (172,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           901,767               499,737
                                                                                 ------------------     ------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    1,137,287        $      327,237
                                                                                 ==================     ==================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    For the Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                       1996                   1995
                                                                                       ----                   ----

    Property and equipment acquired through long-term financing                   $   151,986              $   1,269,612

    Property and equipment returned to vendor in satisfaction of remaining
       financing obligation                                                                                $     533,442




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid by the Partnership was $216,768 in 1996 and $122,389 in 1995.




                       See notes to financial statements.

GOLD CREEK ASSOCIATES, L.P. (a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
- --------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

     Gold Creek Associates, L.P. (a limited partnership), doing business as Womack's Saloon & Gaming Parlor (the "Partnership"), operates a casino located in Cripple Creek, Colorado. The Partnership was formed on February 15, 1992, and the casino began doing business on July 19, 1992. The Partnership expanded its gaming operations in May 1994, when it began operating the neighboring Diamond Lil's casino. In July 1995 the Partnership began operating its other neighboring casino, Wild Bill's, which was subsequently renamed Womack's Golden Horseshoe.

     The general partner of the Partnership is Chrysore, Inc., which holds an interest of 31.4%. The remaining 68.6% is held by approximately 30 limited partners.

     The accompanying financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Partnership's financial statements and notes thereto for the year ended December 31, 1995.

2.       EVENT SUBSEQUENT TO JUNE 30, 1996 -  SALE OF ASSETS

     On July 1, 1996, the Partnership sold substantially all of its assets to a wholly-owned subsidiary of Century Casinos, Inc. ("Century"). The total sales price was approximately $13.5 million, consisting of a base cash payment of $5 million plus $320,000 for the amount of estimated working capital as of the closing date, a promissory note of $5.2 million issued to the Partnership and approximately $3 million of existing debt of the Partnership to be assumed by Century. The working capital portion of the sales price is subject to final determination sixty days after the closing date. Additionally, the agreement provides that two years after the closing of the transaction, Century will issue 1,060,000 shares of its common stock, valued at approximately $2 million based on recent trading prices, to two principals of the Partnership's general partner, which individuals have entered into consulting contracts with Century at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of Century's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00.

     The promissory note issued to the Partnership bears interest at 9% and provides for monthly payments of only interest for eighteen months; thereafter, monthly principal payments of $43,121, plus interest on the unpaid principal, are required, with a final balloon principal payment of $2,328,000 due July 2003. The note is secured by substantially all of the tangible assets sold, subject to existing encumbrances, and Century is required to meet certain financial covenants.

PRO FORMA COMBINED FINANCIAL INFORMATION (Unaudited)


INTRODUCTION


     The accompanying pro forma combined balance sheet as of June 30, 1996 has been prepared to reflect, on a pro forma basis, the effects of the acquisition of assets and assumption of liabilities of Gold Creek Associates, L.P. ("Gold Creek") by Century Casinos, Inc. ("Century") as if the acquisition had occurred on June 30, 1996. The acquisition was consummated on July 1, 1996. The transaction is more fully described in Note 5 to Century's unaudited financial statements as of and for the three months and six months ended June 30, 1996 and 1995, included under Item 1 of this Form 10-QSB.

     The accompanying pro forma combined income statement for the six months ended June 30, 1996, was prepared as if the acquisition had occurred on January 1, 1996.

     The pro forma combined financial information is not necessarily indicative of the results which actually would have occurred had the acquisition been consummated on the dates indicated above, nor does it purport to represent the combined future financial position or results of operations.

     The historical financial information presented for Century and Gold Creek has been derived from their unaudited financial statements for the three months and six months ended June 30, 1996. The applicable historical Gold Creek financial statements are included elsewhere herein.



                             CENTURY CASINOS, INC.
                  PRO FORMA COMBINED BALANCE SHEET (Unaudited)

                                                                               As of June 30, 1996
                                                                               -------------------
                                                         Historical        Historical           Pro Forma        Pro Forma
                                                         Century          Gold Creek           Adjustments       Combined
                                                         -------          ----------           -----------       --------
                                                                                   (in thousands)

ASSETS
Current Assets
  Cash, cash equivalents and short-term investment     $    7,753         $    1,137         $    (4,820)(a)     $    3,233
                                                                                                    (837)(a)
  Other                                                       729                170                 (70)(b)            829
                                                       ----------         ----------            ----------       ----------
    Total current assets                                    8,482              1,307              (5,727)             4,062
                                                       ----------         ----------            ----------       ----------
Property and Equipment, net                                 4,651              6,664                 370 (a)         11,685


Goodwill                                                    5,750                                  8,704 (a)         14,691
                                                                                                     237 (c)
Deferred costs                                              1,342                                                     1,342
Other                                                       2,751                 78                (500)(a)            928
                                                                                                  (1,164)(b)
                                                                                                    (237)(c)
                                                       ----------         ----------            ----------       ----------
TOTAL ASSETS                                          $    22,976         $    8,049          $    1,683        $    32,708
                                                      ===========         ==========            ==========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                      $    805           $    859            $    (70)(b)     $    1,594

  Accounts payable, accrued liabilities and other           1,144              1,225                (424)(a)          1,945
                                                       ----------         ----------            ----------       ----------
    Total current liabilities                               1,949              2,084                (494)             3,539
                                                       ----------         ----------            ----------       ----------
Long-term debt, net of current portion                      2,094              2,132               5,174 (a)          8,236
                                                                                                  (1,164)(b)
Shareholders' equity:
  Common stock                                                159                                     11 (a)           170


  Partners' capital                                                            3,833              (3,833)(a)
  Additional paid-in-capital                               23,057                                  1,989 (a)        25,046

  Foreign currency translation adjustment                     (11)                                                     (11)
  Accumulated deficit                                      (4,272)                                                  (4,272)
                                                       ----------         ----------            ----------       ----------
    Total shareholders' equity                             18,933              3,833              (1,833)           20,933
                                                       ----------         ----------            ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $    22,976         $    8,049          $    1,683       $    32,708
                                                      ===========         ==========            ==========      ===========


Pro Forma Adjustments

               (a) To record purchase of Gold Creek assets and assumption of existing debt for cash of $5,000,000 (less previously paid escrow deposit of $500,000, plus working capital adjustment of $320,000), issuance of note to seller in principal amount of $5,174,000 and assumed issuance of Century stock (valued at $2,000,000) to two principals of seller two years after closing date of acquisition.

               (b) To eliminate first mortgage note obligation of Gold Creek which was purchased by Century from a third party in May 1996.

               (c)  To reclassify out-of-pocket costs of the acquisition.





                             CENTURY CASINOS, INC.
                 PRO FORMA COMBINED INCOME STATEMENT (Unaudited)

                                                                           For the Six Months Ended June 30, 1996
                                                                           --------------------------------------

                                                           Historical         Historical          Pro Forma          Pro Forma
                                                            Century           Gold Creek         Adjustments          Combined
                                                            -------           ----------         -----------          --------
                                                                      (in thousands, except share and per share data)

OPERATING REVENUE:

  Casino                                                  $    2,310          $    6,171                            $    8,481
  Food and beverage                                               18                 107                                   125
  Other                                                           39                  33                                    72
                                                          ----------          ----------          ----------        ----------
    Net operating revenue                                      2,367               6,311                                 8,678
                                                          ----------          ----------          ----------        ----------
OPERATING COSTS AND EXPENSES:

  Casino                                                         928               3,382                                 4,310
  Food and beverage                                               25                 124                                   149
  General and administrative                                   1,416                 689                                 2,105
  Depreciation and amortization                                  641                 253            $    336 (a)         1,230
                                                          ----------          ----------          ----------        ----------
    Total operating costs and expenses                         3,010               4,448                 336             7,794
                                                          ----------          ----------          ----------        ----------
INCOME (LOSS) FROM OPERATIONS                                   (643)              1,863                (336)              884

OTHER INCOME (EXPENSE), net                                     (457)               (204)               (264)(b)          (925)
                                                          ----------          ----------          ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES                             (1,100)              1,659                (600)              (41)

PROVISION FOR INCOME TAXES                                                                                                   -
                                                          ----------          ----------          ----------        ----------
NET INCOME (LOSS)                                        $    (1,100)         $    1,659           $    (600)         $    (41)
                                                         ===========          ==========          ==========        ==========

INCOME (LOSS) PER SHARE                                   $    (0.09)                                               $    (0.00)
                                                         ===========          ==========          ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                11,942,415                                                16,828,479
                                                         ===========          ==========          ==========        ==========



    Pro Forma Adjustments

               (a) To record goodwill amortization of $298,000 and additional depreciation of $38,000 on fair value step-up to property and equipment.

               (b)  To  record  interest   expense  of  $30,000  on  convertible
                    debenture and $234,000 on promissory note issued to Gold Creek.

