Form 10QSB
period 1996-09-30
CENTURY CASINOS INC
filed 1996-10-28
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
          ___________ .

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

                                 (303) 388-5848
                                 (Phone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No_____

               Number of shares of common stock, $.01 par value,
                      outstanding as of October 23, 1996:
                                   15,861,885

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                     Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of September 30, 1996....................   3

     Consolidated  Statements  of  Operations  for  the  Three..............   4
     Months  Ended September 30, 1996 and 1995

     Consolidated Statements of Operations for the Nine.....................   5
     Months Ended September 30, 1996 and 1995

     Consolidated Condensed Statements of Cash Flows for....................   6
     the Nine Months Ended September 30, 1996 and 1995

     Notes to Consolidated Financial Statements.............................   7


Item 2. Management's Discussion and Analysis................................  11

PART II OTHER INFORMATION...................................................  15

SIGNATURES

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)


                                                             September 30,
                                                                 1996
                                                                 ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................   $  4,967,092
   Prepaid expenses and other ............................        965,704
                                                             ------------
       Total current assets ..............................      5,932,796

PROPERTY AND EQUIPMENT, net ..............................     12,243,800

GOODWILL, net ............................................     14,224,714

OTHER ASSETS .............................................      1,857,190
                                                             ------------
TOTAL ....................................................   $ 34,258,500
                                                             ============

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ...................   $  1,702,978
   Accounts payable and accrued expenses .................      1,782,845
                                                             ------------
        Total current liabilities ........................      3,485,823

LONG-TERM DEBT, less current portion .....................      9,065,984

SHAREHOLDERS' EQUITY:
    Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued or outstanding
   Common stock; $.01 par value; 50,000,000 shares
      authorized; 15,861,885 shares issued and outstanding        158,619
   Additional paid-in capital ............................     24,816,220
   Foreign currency translation adjustment ...............        (11,799)
   Accumulated deficit ...................................     (3,256,347)
                                                             ------------
       Total shareholders' equity ........................     21,706,693
                                                             ------------
TOTAL ....................................................   $ 34,258,500
                                                             ============

                 See notes to consolidated financial statements

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                      For the Three Months Ended September 30,
                                                1996            1995
                                                ----            ----
OPERATING REVENUE:
   Casino ...............................   $ 4,919,753    $ 1,266,592
   Food and beverage ....................       252,457         83,877
   Hotel ................................        16,101
   Other ................................       169,637         26,717
                                            -----------    -----------
                                              5,357,948      1,377,186
   Less promotional allowances ..........      (180,643)       (54,464)
                                            -----------    -----------
           Net operating revenue ........     5,177,305      1,322,722
                                            -----------    -----------

OPERATING COSTS AND EXPENSES:
   Casino ...............................     1,716,166        586,234
   Food and beverage ....................       207,133         47,111
   Hotel ................................         4,826
   General and administrative ...........     1,269,070        774,037
   Depreciation and amortization ........       642,599        324,516
                                            -----------    -----------

       Total operating costs and expenses     3,839,794      1,731,898
                                            -----------    -----------

INCOME (LOSS) FROM OPERATIONS ...........     1,337,511       (409,176)

OTHER EXPENSE, net ......................      (304,864)      (118,719)

                                            -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES .......     1,032,647       (527,895)

PROVISION FOR INCOME TAXES ..............        17,000

                                            -----------    -----------
NET INCOME (LOSS) .......................   $ 1,015,647    $  (527,895)
                                            ===========    ===========

INCOME (LOSS) PER SHARE .................   $      0.06    $     (0.05)
                                            ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING .........................    16,921,885     10,789,652
                                            ===========    ===========


                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     For the Nine Months Ended
                                                             September 30,
                                                        1996            1995
                                                        ----            ----
OPERATING REVENUE:
   Casino ........................................   $ 7,229,952    $ 2,897,861
   Food and beverage .............................       362,262        247,112
   Hotel .........................................        16,101
   Other .........................................       209,078         67,691
                                                     -----------    -----------
                                                       7,817,393      3,212,664
   Less promotional allowances ...................      (272,982)      (136,623)
                                                     -----------    -----------
           Net operating revenue .................     7,544,411      3,076,041
                                                     -----------    -----------

OPERATING COSTS AND EXPENSES:
   Casino ........................................     2,643,762      1,546,728
   Food and beverage .............................       232,392        208,975
   Hotel .........................................         4,826
   General and administrative ....................     2,685,151      2,505,944
   Depreciation and amortization .................     1,283,305        938,141
                                                     -----------    -----------
       Total operating costs and expenses ........     6,849,436      5,199,788
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS ....................       694,975     (2,123,747)

OTHER INCOME (EXPENSE), net ......................      (762,323)     3,723,438

                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ................       (67,348)     1,599,691

PROVISION FOR INCOME TAXES .......................        17,000        337,000
                                                     -----------    -----------
NET INCOME (LOSS) ................................   $   (84,348)   $ 1,262,691
                                                     ===========    ===========

INCOME (LOSS) PER SHARE ..........................   $     (0.01)   $      0.12
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..................................    13,248,905     10,364,852
                                                     ===========    ===========



                See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  For the Nine Months Ended September 30,
                                                            1996           1995

CASH FLOWS PROVIDED BY (USED IN) OPERATIONS .........   $  2,115,793   $(1,175,039)
                                                        -----------    -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES    (4,950,454)     1,611,832
                                                        -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .........     5,768,282      1,830,320
                                                        -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS ...............     2,933,621      2,267,113


CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD .......................................     2,033,471        950,024
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD .......................................   $ 4,967,092    $ 3,217,137
                                                        ===========    ===========



SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    Equipment acquired through long-term financing .... $  355,615     $   398,352

    Acquisition of nonoperating casino for note payable                $   700,000

     Refer to Note 2 for details of noncash transactions related to the Gold Creek acquisition.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid by the Company was $194,621 and $105,937 for the nine months ended September 30, 1996 and 1995.

     Income taxes paid by the Company were $9,800 and $0 for the nine months ended September 30, 1996 and 1995.


                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, act as concessionaire of two small casinos on cruise ships, and are pursuing a number of additional gaming opportunities throughout the United States and internationally. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino, which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends Casino (see Note 2). Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks. The accompanying financial statements include the results of operations of Womacks only for the period subsequent to June 30, 1996.

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

2.   ACQUISITION OF WOMACKS AND RELATED FINANCING

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of
     Womacks  in  Cripple  Creek,   Colorado.   The  total  purchase  price  was
     approximately $13.5 million, consisting of a base cash payment of $5 million plus $320,000 for the amount of estimated working capital as of the closing date, a promissory note of $5.2 million issued to Gold Creek and the assumption of existing debt of Gold Creek of approximately $3 million. The working capital portion of the purchase price is subject to final determination, which is expected in the fourth quarter of 1996. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at $1.8 million based on recent trading prices, to two principals of the seller who entered into consulting contracts with the Company at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00.

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

     In anticipation of completing the Gold Creek acquisition and to facilitate certain legal requirements, the Company purchased in May 1996, from an unaffiliated third party, a 9% first mortgage note on the Womacks casino property for $1,337,500. The principal amount of the note, the obligation for which was assumed by the Company in the Gold Creek acquisition, was $1,248,000 at the date of purchase by the Company. In September 1996 the Company sold the note to a commercial bank for net proceeds of $1,231,000. The premium of $89,500 previously paid by the Company to purchase the note was charged to operations in the third quarter of 1996. The Company remains obligated under the original terms of the note, which matures in July 1999.

     The Company has accounted for the Gold Creek acquisition using the purchase method of accounting, whereby the total purchase price, including direct out-of-pocket costs of the acquisition, has been allocated to identifiable assets acquired and liabilities assumed based on their estimated fair market value. The excess of the purchase price over the fair value of identifiable net assets ("goodwill") will be amortized to expense ratably over 15 years.

     The Company's preliminary allocation of purchase price and direct costs of the acquisition is as follows:

          Cash .................          $    304,815
          Other current assets .               214,154
          Property and equipment             6,924,678
          Goodwill .............             8,810,389
          Current liabilities ..              (238,850)
          Long-term debt .......            (2,969,622)
                                          ------------
                                          $ 13,045,564
                                          ============

3.   INCOME TAXES

     The provision for income taxes for the three-month and nine-month periods ended September 30, 1996, and for the nine-month period ended September 30, 1995 consists principally of estimated alternative minimum tax ("AMT") due to limitations on the utilization of net operating loss carryforwards ("NOLs") for AMT purposes and the anticipated utilization of a portion of the NOLs acquired in the Alpine business combination. The provision for income taxes is based on estimated full-year income or loss for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill resulting from the Alpine business combination.

4.   INCOME (LOSS) PER SHARE

     Income (loss) per share for the Company for the three-month and nine-month periods ended September 30, 1996 and 1995, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculation as their effect would be antidilutive for all periods. Shares which the Company is obligated to issue on July 1, 1998, in connection with the Gold Creek acquisition consummated on July 1, 1996 (see Note 2), are considered common stock equivalents and are included in the calculation of weighted average number of shares for the three-month period ended September 30, 1996; such shares have not been included in the calculation of weighted average number of shares for the nine-month period ended September 30, 1996 as their effect would be antidilutive.

5.   PRIVATE PLACEMENT

     In addition to the sales of common stock in the second quarter of 1996 to finance the Gold Creek acquisition, the Company, in the first quarter of 1996, completed a private placement of 1,000,000 shares of its common stock at $1.50 per share. Net proceeds of the private placement to the Company, after commissions and direct expenses, were $1,383,165.

6.   SUPPLEMENTAL FINANCIAL INFORMATION

     Pro forma results of operations for the nine-month periods ended September 30, 1996 and 1995, as if the acquisition of Gold Creek (see Note 2) had occurred at the beginning of such periods, are as follows:

                                                                               1996           1995
                                                                               ----           ----
             Casino revenue ...........................................   $ 13,401,000    $  9,697,000
             Other operating revenue ..................................        454,000         355,000
             Operating costs and expenses .............................     (9,761,000)     (9,615,000)
             Depreciation and amortization ............................     (1,872,000)     (1,769,000)
             Other income (expense), net ..............................     (1,230,000)      3,127,000
                                                                          ------------    ------------
             Income before income taxes ...............................        992,000       1,795,000
             Provision for income taxes ...............................       (318,000)       (312,000)
                                                                          ============    ============
             Net income ...............................................   $    674,000    $  1,483,000
                                                                          ============    ============

             Income per share .........................................   $       0.04    $       0.10
                                                                          ============    ============

The above pro forma financial information reflects the combined historical financial information of the Company and Gold Creek, as adjusted for additional interest expense resulting from certain financing transactions associated with the acquisition, as well as additional depreciation and amortization charges resulting from application of purchase accounting to the net assets acquired. Other income, net, for 1995 includes a nonrecurring gain of $3,928,000 from the termination of a riverboat management contract. Income (loss) per share assumes that all common stock outstanding after the acquisition, including shares the Company is obligated to issue to two principals of Gold Creek's general partner two years following the acquisition, had been outstanding for each of the nine-month periods. The increase in the pro forma effective tax rate from 17% in 1995 to 32% in 1996 results from the assumed use of available NOLs, which would be completely utilized on a pro forma basis at the end of 1996. (For historical financial reporting purposes, however, the Company expects to have NOLs available for utilization beyond 1996.) The foregoing pro forma financial information is not necessarily indicative of results that would have been achieved had the acquisition occurred at the beginning of either period, nor is the pro forma information indicative of future operating results of the Company subsequent to July 1, 1996, the date of the acquisition.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

As discussed more fully in Note 2 to the financial statements, on July 1, 1996, the Company acquired the assets of Gold Creek Associates, L.P. ("Gold Creek"), owner of Womack's Saloon & Gaming Parlor in Cripple Creek, Colorado. The accompanying financial statements include the results of operations of Womacks only for the period subsequent to June 30, 1996. Accordingly, results for the three and nine months ended September 30, 1996, cannot be readily compared with results for the respective periods for 1995.

Three Months Ended September 30, 1996 vs. 1995

Casino revenue was $4,920,000 in the third quarter of 1996, an increase of 288% from the third quarter of 1995, principally due to the Gold Creek acquisition on July 1, 1996. On a pro forma basis, casino revenue for Womacks (the combined Cripple Creek properties) increased 17% despite the fact that extensive interior renovations undertaken immediately following the acquisition reduced customer traffic and necessitated closing a portion of the casino for four days during the quarter. Management believes that revenue growth will be further enhanced as a result of the full integration of Womacks' player tracking system throughout the entire property, which will be completed in the fourth quarter of 1996. Revenue from the cruise ship casinos also exhibited strong growth over the prior year period, increasing to $152,000 in 1996 from $84,000 in 1995, as both the Silver Cloud and the Silver Wind have become firmly established in the luxury cruise market. The increase in the gross margin from casino activities to 65% in 1996 as compared with 54% in 1995 is illustrative of the synergies already being realized in the Company's combined Cripple Creek operations.

Food and beverage revenue in the 1996 period consists of sales from Womacks' five bars and a full-service restaurant, whereas in 1995 the Company's Legends casino operated one bar and a limited-menu restaurant. Restaurant and bar operations are considered to be primarily an accommodation to casino players and are not expected to generate profits. Food and beverage costs exclude the estimated cost of promotional allowances provided to customers; such costs are included in casino costs. Hotel revenue is generated from nine rooms. Other revenue consists primarily of parking revenue from parking lots operated by Womacks. In the third quarter of 1996, the Company also received a one-time payment of $66,000 from a consulting project in South Africa.

Although general and administrative expense increased from $774,000 to $1,269,000 from the 1995 period to the 1996 period, it represents a decrease as a percentage of operating revenue from 59% to 25%. Increased costs resulting from the operation of the combined Cripple Creek properties in the current year, including nonrecurring costs of integrating the two Cripple Creek properties, were partially offset by a reduction in professional fees, as well as the absence of costs associated with gaming development activities in Indiana and the People's Republic of China, which were divested in the fourth quarter of 1995. The year over year increase in depreciation and amortization resulted primarily from the acquisition of Gold Creek's assets and the associated goodwill recognized in the transaction.

Other expense, net, for the third quarter of 1996 included interest expense of $244,000; interest income of $43,000; and the writeoff of costs of $98,000 associated with the sale to a third party of a mortgage note receivable. For the comparable period in 1995, other expense, net, included interest expense of $61,000; interest income of $56,000; loss on disposal of fixed assets of $66,000; and equity in the loss of the China joint venture of $45,000. The increase in interest expense from 1995 to 1996 is principally related to debt assumed in the Gold Creek acquisition and a promissory note issued to Gold Creek to finance the acquisition.


Nine Months Ended September 30, 1996 vs. 1995

Casino revenue increased by 149% to $7,230,000 in 1996 compared to the prior year. In the Cripple Creek market alone, the Company's casino revenue, prior to the Gold Creek acquisition, increased by 42% for the first six months of 1996 versus 1995, with the third quarter of 1996 reflecting the revenue of the combined Cripple Creek properties. On a pro forma basis for the comparable nine-month periods, casino revenue for these properties increased by 35.0% year over year, far surpassing the Cripple Creek market growth of 12.1%. The Company, on a pro forma basis, captured 16.1% of the Cripple Creek market for the first nine months of 1996 versus 13.1% for the comparable period in 1995. Casino revenue from cruise ship activities increased to $410,000 in the current year from $263,000 in 1995, an improvement of 56%. Company-wide casino margin improved from 47% to 63%, reflecting relatively lower marketing and promotion expense through the first six months of 1996, partially offset by higher gaming taxes and device fees associated with the revenue increase.

The increase in food and beverage revenue reflects the additional revenue resulting from the Gold Creek acquisition, partially offset by the gradual scaling back and discontinuation of the Company's Legends restaurant operation during the first half of 1996 in anticipation of completing the Gold Creek acquisition. Other revenue consists primarily of parking revenue from parking lots operated by Womacks. In the third quarter of 1996, the Company also received a one-time payment of $66,000 from a consulting project in South Africa.

General and administrative expense was $2,685,000 in 1996 as compared with $2,506,000 in 1995, which, as a percentage of operating revenue, represents a decrease from 81% to 36%. The increased costs resulting from the operation of the combined Cripple Creek properties in the third quarter of 1996, including nonrecurring costs of integrating the two Cripple Creek properties, were partially offset by a reduction in professional fees, as well as the absence of costs associated with gaming development activities in Indiana, Louisiana and the People's Republic of China. Depreciation and amortization increased primarily due to the Gold Creek acquisition and, to a lesser extent, as a result of the Company increasing the number of gaming devices at Legends during the first six months of 1996.

Other expense, net, for the nine months ended September 30, 1996 included interest expense of $341,000; interest income of $143,000; the writeoff of previously deferred debt offering costs of $314,000; loss on disposal of fixed assets of $154,000; and the writeoff of costs of $98,000 associated with the sale to a third party of a mortgage note receivable. Other income, net, for the year-earlier period included interest expense of $143,000; interest income of $149,000; gain on the termination of a riverboat management contract of $3,928,000; loss on disposal of fixed assets of $67,000; and equity in the loss of the China joint venture of $123,000.

Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $4,967,000, an increase of $2,934,000 from the beginning of the year, and had net working capital of $2,464,000. The net increase in cash for the nine-month period is primarily attributable to cash generated from operations of $2,116,000 and $5,857,000 received from private placements of common stock, less the cash outlay for the Gold Creek acquisition of $5,309,000 (exclusive of escrow deposits and out-of-pocket costs paid in 1995). The Company has made additional cash capital expenditures of $926,000 so far in 1996, the majority of which relate to remodeling and upgrading the combined Womacks' properties following the Gold Creek acquisition. The acquisition of additional slot machines and the expansion of Womacks' player tracking to the entire property, totaling $356,000, were obtained through vendor financing over one to two years. Additional expenditures are planned in the fourth quarter of 1996 to further expand and enhance the gaming area on the second floor of Womacks and to provide expanded banquet facilities. The Company received cash payments from a third party of $638,000 for the nine months ended September 30, 1996, in connection with the previous assignment of the Company's Soboba casino management contract.

The Company will continue to focus on further improving the profitability of Womacks through development of new marketing programs and by expanding the choice of gaming devices and table games available to its customers. In addition, management is exploring a number of additional gaming projects. The Company has executed a casino management consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, under which the Company, as an independent contractor, will supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium has been awarded the exclusive license for casino gaming on Rhodes for a 12-year period. The new casino is expected to open in mid-to-late 1997. The agreement provides for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter. The Company is not required to commit any capital in connection with the proposed activities under the agreement.

The Company has entered into agreements with various parties in South Africa for the purpose of providing casino management services should the Company's partners be awarded one or more gaming licenses. Certain of these arrangements may provide the opportunity for, or may require, equity investments to be made by the Company. Recently enacted gaming legislation provides for the award of up to 40 gaming licenses throughout South Africa, which has a population in excess of 40 million. The first application has been filed by the Company's partners for a hotel/casino development project close to the world-famous Kruger National Park, a popular tourist destination. This application has been placed on the short list of finalists by the local gaming authority. The Company has not yet received an indication of when a final decision is expected on this first application, nor can the Company reasonably estimate the timetable for filing applications in additional jurisdictions or whether licenses will ultimately be awarded to the Company's partners.

The Company has entered into an agreement with a New York-based corporation for the operation of cruise ship casinos in the event that the corporation is successful in completing an acquisition of certain cruise ship operations. The Company cannot predict the likelihood of the corporation completing its pending acquisition.

The Company is awaiting a decision from the Louisiana gaming licensing authorities on its pending license application for a casino development project in Alexandria, Louisiana. The Company cannot predict when a decision will be made. In the event that a license is awarded, and the project is successfully financed and completed, the Company would manage the casino operation pursuant to a previously executed contract.

In December 1995 the Company sold its 80% interest in a riverboat gaming development project in Indiana to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. The purchaser has a license application pending with the Indiana Gaming Commission. Should this license be granted, the Company, pursuant to its agreement with the purchaser, will be entitled to receive an immediate payment of approximately $400,000, and additional payments aggregating approximately $3 million commencing with groundbreaking for the project. The Company cannot predict whether a license will be awarded for this project or, if awarded, when the Company would receive the remaining payments under its contract.

Management believes that its present cash position and anticipated cash flow from Womacks will provide adequate liquidity to meet the Company's debt service and financial covenant requirements, to fund contemplated capital expenditures and to pursue near-term gaming development opportunities as summarized in the foregoing discussion.

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

CENTURY CASINOS, INC.

/s/  Brad Dobski
---------------------------
Brad Dobski
Chief Accounting Officer and duly authorized officer

Date: October 28, 1996