Form 10KSB
period 1996-12-31
CENTURY CASINOS INC
filed 1997-03-25
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  December 31, 1996        Commission File No. 0-22290


                              CENTURY CASINOS, INC.
                 (Name of small business issuer in its charter)

           Delaware                                      84-1271317
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       Suite 203, 26 South Tejon Street, Colorado Springs, Colorado    80903
               (Address of principal executive offices)              (Zip code)

                                 (719) 473-7770
                (Issuer's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Exchange Act: None.
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.01 Par Value, and 1994 Class I Warrants
                               (Title of classes)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its most recent fiscal year:  $11,478,042

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 13, 1997, was approximately $14,052,000 based upon the average of the reported closing bid and asked price of such shares on Nasdaq for that date. As of March 13, 1997, there were 15,861,885 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996.

Item 1. Business.

General

     Century Casinos, Inc. and its subsidiaries (the "Company"), own and operate a limited-stakes gaming casino in Cripple Creek, Colorado; act as concessionaire of a small casino on a luxury cruise ship; and are pursuing a number of additional gaming opportunities in the United States and internationally. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is adjacent to Legends. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name "Womacks Casino." The Company's operating revenue for 1996, 1995 and 1994 was derived principally from its casino operations in Cripple Creek. See the Consolidated Financial Statements included herein.

     The Company was formed to acquire equity and other participation interests in, and to obtain management contracts with respect to, gaming establishments, with a primary focus on gaming markets in the United States. The Company, formerly known as Alpine, is a result of a business combination completed on March 31, 1994, pursuant to which Century Casinos Management, Inc. ("Century Management") shareholders acquired approximately 76% of the then issued and outstanding voting stock of the Company and all officer and board positions of the Company were assumed by the management team of Century Management. See "Change of Control" below for a more detailed description of the transaction. Effective June 7, 1994 the Company reincorporated in Delaware under the name "Century Casinos, Inc." Because the Company is the result of the transaction discussed above, the Company's business has been combined with that of Century Management, and references herein to the Company refer to the combined entities, unless the context otherwise requires.

     Century Management was founded in 1992 by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. These persons included the chief executive officer, the deputy to the chief executive officer, a managing director and the head of international finance and control. See Item 9 herein.

     The Company generally seeks to enter into gaming operations in areas with attractive demographic attributes, high population density, local tourism and/or predictable traffic patterns with a long-term objective of maintaining a policy of geographic diversification of its projects. The Company's primary economic analysis covers the potential market area surrounding a proposed gaming location, although it takes into consideration the economic conditions in any community in which it intends to establish a gaming facility, as many of the new gaming jurisdictions have approved gaming as a means to revitalize local economies. Management believes that there are a number of gaming opportunities in the United States and internationally, and that the Company will have opportunities to acquire casino sites that have underperformed financially, although favorable outcomes of these opportunities cannot be assured.

     The Company has developed a brand name concept for gaming operations -- Legends(R). The Company owns the trademark under the name Legends(R) in the United States and similar rights in 20 other countries.

     Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

     The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond the control of the Company. These risks include the competitive environment in which the Company operates, the Company's dependence upon the Cripple Creek, Colorado gaming market, the effects of governmental regulation and other risks described herein.

Change of Control

     On March 31, 1994 the Company completed a Plan of Reorganization and Agreement (the "Reorganization Agreement") with Alpine Acquisition, Inc., a Delaware corporation ("Merger Subsidiary") and Century Management, a Delaware corporation. Pursuant to the Reorganization Agreement, the Company created the Merger Subsidiary to effectuate a merger of the Merger Subsidiary into Century Management. Under the Reorganization Agreement, each holder of Century Management common stock received shares of the Company's common stock for shares of the common stock of Century Management on a one-for-one basis. In total, 6,213,971 shares of the Company's common stock were issued; former Century Management stockholders acquired approximately 76% of the then outstanding
shares  of  the  Company's  common  stock.  For  accounting  purposes,   Century
Management is considered to have acquired the Company, since Century Management's stockholders hold a majority of the common stock of the combined entity. This transaction was accounted for under the purchase method of accounting. For further information see the Consolidated Financial Statements included herein. The Plan was negotiated and executed by the parties at arms' length, and the consideration in the transaction was determined by weighing each corporation's present and future prospects, tangible assets and management capabilities, along with the trading price of the Company's common stock. As part of the transaction, the Board of Directors of the Company was restructured such that effective March 31, 1994 all Board seats became held by directors and executive officers of Century Management. Prior to the execution of the Reorganization Agreement, no relationship existed between the Company and Century Management or any of their respective affiliates, directors or officers, or any associates of such persons.

Property and Project Descriptions

     Womacks Casino, Cripple Creek, Colorado.

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of a casino known as Womacks, which is located in Cripple Creek, Colorado. The purchase price was approximately $13.6 million and consisted of a base cash payment of $5 million plus $425,000 for the amount of working capital of Womacks as of the closing date, a promissory note of $5.2 million issued to Gold Creek and the assumption of existing debt of Gold Creek of approximately $3 million. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at $1.8 million based on the July 1, 1996 trading price, to two principals of the seller who entered into consulting contracts with the Company at the closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00. For further information concerning the acquisition of Womacks, please see Note 3 to the Consolidated Financial Statements.

     Following the Company's acquisition of Gold Creek, the Womacks property was consolidated with the Company's Legends Casino, and the combined properties have been operated and marketed since then as one casino under the name "Womacks Casino." Management implemented certain consolidation, expansion and capital improvement programs in connection with the combined casinos. The Company (i) created openings in the common walls in order to open up and integrate the gaming areas of Legends Casino and Womacks; (ii) expanded the existing player tracking system of Womacks to include all of the Legends Casino gaming devices;
(iii) added and promoted gaming activities on second floor areas; and (iv) made general interior enhancements. Also, approximately 75 new gaming devices were installed. At some time in the future management may consider expanding Womacks, although no plans are being made at this time. Although the Company has considered the purchase of adjacent property for development of a hotel, the Company is not actively pursuing such efforts at this time.

     Womacks has a total of 573 slot and video devices and nine gaming tables. It has approximately 40,000 square feet of floor space. Womacks has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek and 110 feet of frontage on Second Street. Womacks and Legends both began gaming operations in July 1992.

     Management believes that an integral component of attracting gaming patrons in Cripple Creek is adequate, nearby parking spaces. Management believes that it has secured or will be able to secure adequate parking for the operations of Womacks. The Company presently controls approximately 240 parking spaces. Of this number, 110 spaces are held pursuant to an agreement, see "--Parking Lease and Option to Purchase." An additional 30 spaces are leased pursuant to a lease/purchase agreement which expires on August 31, 1997, but which provides for automatic renewal, as well as an extension for the purchase option, for an additional six month term, unless terminated by either party 30 days prior to the expiration date. The purchase price for the property is $785,000. The remaining parking spaces are subject to month to month lease agreements. Management believes that it could obtain satisfactory parking spaces if existing arrangements were terminated or became inadequate.

     Marketing Strategy. The marketing strategy of Womacks highlights promotion of the Womacks Gold Club. The Gold Club is a players club comprising a database which contains profiles on over 40,000 members. Gold Club members receive benefits from membership, such as cash, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive monthly newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events and monthly coupons.

     In January 1997 the Company entered into a three-year advertising agreement with Western Pacific Airlines ("WestPac"), under which the entire exterior of one of WestPac's aircraft prominently displays the logos and color scheme of Womacks and the Company. WestPac operates flights nationwide out of its hub in Colorado Springs, which is located in the primary market area for Womacks Casino. The agreement also provides for various other joint marketing and advertising activities. Please see Note 7 to the Consolidated Financial Statements of the Company for further information.

     Also, on February 1, 1997, Womacks became a co-sponsor of the Ramblin' Express shuttle service to Cripple Creek. Ramblin' Express buses depart from three locations in Colorado Springs every hour from 8:00 a.m. to 10:00 p.m. Upon arrival at Womacks Casino, passengers receive valuable coupons, including buffet tickets.

     The Cripple Creek Market. Cripple Creek, Colorado is a small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak. Cripple Creek is an historic mining town, originally founded in the late 1800's following a large gold strike. Cripple Creek is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

     Cripple Creek is one of three Colorado historical cities where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 33% of the gaming devices and generated 25% of gaming revenues for these three cities during the year ended December 31, 1996. As of December 31, 1996, there were approximately 25 casinos operating in Cripple Creek.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1993 through 1996.

                            Gaming Revenue by Market

                               % Change                  % Change                   % Change                    % Change
                                 Over                       Over                       Over                       Over
                    1993      Prior Year       1994      Prior Year       1995      Prior Year      1996        Prior Year
                    ----      ----------       ----      ----------       ----      ----------      ----        ----------
CRIPPLE CREEK   $ 68,736,000     30.9%     $ 82,319,000     19.8%     $ 94,019,000     14.2%     $103,373,000     10.0%
Black Hawk ..   $101,586,000     80.8%     $173,704,000     71.0%     $195,857,000     12.8%     $219,911,000     12.3%
Central City    $ 78,965,000     10.7%     $ 69,702,000    (11.7)%    $ 94,468,000     35.5%     $ 88,870,000     (5.9)%


                             Cripple Creek Slot Data

                               % Change                  % Change                   % Change                    % Change
                                 Over                       Over                       Over                       Over
                    1993      Prior Year       1994      Prior Year       1995      Prior Year      1996        Prior Year
                    ----      ----------       ----      ----------       ----      ----------      ----        ----------

Total Slot
 Revenue        $63,194,000      31.8%     $75,979,000      20.2%      $87,311,000     14.9%     $97,024,000      11.1%
Average Number
 of Slots           3,437        24.5%        3,285         (4.4)%         3,843       17.0%        4,175          8.6%
Average Win Per
Slot Per Day         $50          6.4%         $63           26.0%          $62        (1.6)%        $63           1.6%


     Gaming in Colorado is "limited stakes," which restricts any single wager to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 90% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation.

     The Company faces intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size and many other smaller casinos. There can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to those recently made by the Company, thereby further increasing competition, or that large, established gaming operators will not enter the Cripple Creek market. The Company seeks to compete against these casinos through promotion of Womacks Gold Club and superior service to players. Management believes that the casinos which will be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a certain critical mass.

     The Company competes, to a lesser extent, with approximately 19 casinos in Black Hawk and approximately 12 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

     In addition, there is intense competition among companies in the gaming industry generally, and many gaming operators have greater name recognition and financial and marketing resources than the Company. The Company competes with many established gaming operators in gaming venues other than Cripple Creek. Many of these operators have greater financial, operational and personnel resources than the Company. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

     Description of Property. Womacks is located at 200 to 220 East Bennett Avenue in Cripple Creek, Colorado.

     The lots comprising 200 East Bennett Avenue are owned by a subsidiary of the Company, subject to a real estate sales contract which secures a promissory note issued to the previous holder of the property. The note bears interest at 13.3% per year and has a principal amount of $504,274 as of December 31, 1996. The lots comprising 210 East Bennett Avenue are owned by a subsidiary of the Company and are subject to several encumbrances, including a security interest granted to Gold Creek. See Notes 3 and 5 to the Consolidated Financial Statements of the Company for further information.

     The Company holds a leasehold interest in the real property and improvements located at 220 East Bennett Avenue. An unaffiliated third party, as fee owner of the property, granted first and second deeds of trust for the benefit of Park State Bank ("Park") and Community Banks of Colorado Cripple Creek ("Community"), respectively. The third party then leased the property to Teller Realty, Inc. ("Teller") and granted to Teller an option to acquire the fee interest in the property. Teller subsequently executed a sublease to the property with Gold Creek, and granted to Gold Creek a suboption to purchase the property through Teller's purchase option. The Company's wholly-owned subsidiary which purchased Womacks, WMCK Acquisition Corp. ("WMCK") has executed separate subordination, non-disturbance and attornment agreements with each of Park and Community, pursuant to which WMCK has agreed that its interest in the sublease is subordinate to the liens arising out of the deeds of trust in the fee estate in favor of Park and Community. In return, Park and Community have each agreed
(i) not to disturb WMCK's possessory rights in and to the property, and (ii) to honor the sublease and suboption, should either foreclose on their respective lien, so long as WMCK is not in default under the sublease, and so long as WMCK attorns to Park, Community or any purchaser at a foreclosure. The sublease, as assigned to WMCK, provides for monthly rental payments of $16,000, and expires on June 20, 2005 unless terminated earlier by WMCK with 12 months' notice. The suboption may be exercised at the expiration of the sublease at an exercise price of $1,500,000. Teller, the third party, Gold Creek and WMCK have executed a four-party agreement evidencing the assignment of the sublease and suboption, as well as the consent to these assignments. None of the above entities other than WMCK is affiliated with the Company.

     The real property and improvements at 208 East Bennett Avenue were leased by Gold Creek from Louie D. Carleo d/b/a/ L.D.C. Properties ("Carleo"). Subsequently, Carleo executed a deed of trust on the fee interest to secure a promissory note issued to Community. Carleo then conveyed the fee interest in the property, subject to the lease and the deed of trust, to T.J.L. Enterprises, Inc. ("TJL"). Gold Creek conveyed its interest in the lease to WMCK, and TJL and WMCK have executed a new lease on the property. WMCK and Community have executed a subordination, non-disturbance and attornment agreement pursuant to which WMCK has agreed that its interest in the lease is subordinate to Community's lien arising out of the deed of trust in the fee estate, and Community has agreed not to disturb WMCK's possessory rights in and to the property should Community foreclose on its lien, so long as WMCK is not in default under the lease, and so long as WMCK attorns to Community or any purchaser at foreclosure. The terms of the final lease between TJL and WMCK provide for monthly rental payments of approximately $14,600, and the lease expires in 2006. In addition, the lease provides WMCK with an option to purchase the property at any time from July 1, 1997 through the end of the lease term for approximately $2,000,000. None of the above entities other than WMCK is affiliated with the Company.

     Parking Lease and Option to Purchase. In October 1995, an unaffiliated third party entered into an agreement with a subsidiary of the Company, Century Casinos Cripple Creek, Inc. ("CCC") to assign to CCC a parking lease ("Lease"), with an option to purchase ("Option") relating to approximately 110 contiguous parking spaces in Cripple Creek. The lease and option expire on September 30, 1998. The initial payment was $246,000 and CCC agreed to pay an additional $88,400 if the Option is exercised. Lease payments are $15,000 per quarter. The Option exercise price is $3,250,000.

Additional Projects of the Company

     In addition to its operating project in Cripple Creek, Colorado, the Company has a number of potential gaming projects in various stages of development. In addition to the capital needs of these potential projects (which may require outside financing), there are various other risks which, if they materialized, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana and on an American Indian reservation in California. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, paying for background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners will be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

     Also, the Company's ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further, the Company anticipates that it will continue to expense certain costs, which were substantial in 1994, 1995 and 1996 and may continue to be substantial in the future, in connection with the pursuit of expansion projects, and may be required to write off any capitalized costs incurred in connection with these ventures. In 1996 the Company terminated its pursuit of a previously disclosed gaming development project in Louisiana (due to the local citizenry rejecting a gaming initiative), and the Company terminated its previously disclosed casino marketing agreement with HFS Gaming Corp.

     The following describes other activities of the Company.

     Casino Management Agreement-Rhodes, Greece. The Company has executed a casino management consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, Inc., under which the Company, as an independent contractor, will supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium has been awarded the exclusive license for casino gaming on Rhodes for a 12-year period commencing when the casino begins operations. The Company's management consulting agreement with the consortium, which has an initial term running through the third anniversary of the casino opening, provides for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. The Company is not required to commit any capital in connection with the proposed activities under the agreement. In the fourth quarter of 1996, the Company received $50,000 with respect to pre-opening phase services. Although the consortium has indicated a target opening date for the casino of late 1997, the Company believes that such target date may be optimistic, and it cannot predict whether the casino opening will occur in 1997.

     South Africa. Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. The Company has entered into agreements with three local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses. The first application has been filed by the Company's partners in the province of Mpumalanga and was put on the short list of finalists. In January 1997 the Mpumalanga provincial gaming board indicated that another group (including MGM Grand) had been given preferred applicant status, and this group is presently negotiating with the gaming board for the award of a license. In the event the gaming board and the preferred applicant do not reach agreement, the gaming board could consider other finalists for the license. The second application could be filed with the gaming board in the province of Gauteng in 1997 for a hotel/casino resort in the greater Johannesburg area. The Gauteng gaming board, however, has not yet set a definitive date for the filing of applications. If successful in this application, the Company would be required to make an investment of approximately $2 million for a 3% equity interest in the licensee. Later in 1997 the Company expects the filing of the third application in the Northern Province for a hotel/casino resort close to the Pietersburg metropolitan area. The Company cannot predict whether any licenses will ultimately be awarded to the Company's partners.

     Cruise Vessels - Concession Agreements. The Company has been acting as casino concessionaire for Silver Seas Cruises, Ltd. ("Silver Seas"), a cruise vessel operator which presently operates two luxury vessels. Silver Seas commenced operating the vessel known as the Silver Cloud in April 1994 and the vessel known as the Silver Wind in January 1995. The concessionaire agreements require the Company to guarantee to Silver Seas $1.00 per adult passenger per gaming day (defined as a cruising day on which the slot machines are operated in excess of four hours), with the next $1.50 of gross gaming revenues per adult passenger per gaming day being retained by the Company. Any such gross gaming revenues in excess of $2.50 per adult passenger per gaming day are split 50% to the Company and 50% to Silver Seas. The Company is responsible for all gaming related operating expenses of these casinos. The Company operates the casinos on its own behalf and for its own account and provides all necessary gaming equipment (three gaming tables and approximately 20 gaming machines per vessel, respectively), together with the casino bankroll. Furthermore, the Company covers all casinorelated operating expenses such as payroll for casino employees, travel expenses, recruitment fees, printing costs for necessary paperwork and concession fees. The concession agreement for the Silver Cloud expires in April 1997; the concession agreement for the Silver Wind expires in January 1998. The Company has been informed by Silver Seas that the Silver Cloud agreement will not be renewed in April 1997. The Company understands that the casino concession may be awarded to an affiliate of Silver Seas. The Company believes that it is likely that the agreement for the Silver Wind will not be renewed when it expires in January 1998. Please see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the impact of the termination of these agreements.

     Nonoperating Casino in Wells, Nevada. In 1994, the Company purchased the Ranch House Casino in Wells, Elko County, Nevada from an unaffiliated party. The total purchase price of $850,000 was determined based on arm's length bargaining with the seller. In May 1995, the Company made a down payment of $150,000. The remaining balance of $700,000 was evidenced by a note secured by the property. In 1996 the Company and the seller revised the terms of the note. The Company made principal payments totaling $237,493 and paid interest of $87,507 through December 31, 1996. Under the revised terms, the Company is required to make monthly payments of $25,000 including interest at 6.02% per year until March 1998 when the remaining principal of $110,100 is due. In addition to the casino facility itself, the Company acquired seven acres of land directly across the street from the casino for a purchase price of $69,000. The property, closed since 1992 but in operable condition, is an 18,000 square foot building with approximately 6,000 square feet of gaming space. Management currently does not intend to pursue a gaming license with respect to the facility, and is seeking a sale or lease of the casino and land.

     Sale of Interest in Riverboat Project in Indiana. On December 21, 1995, the Company sold its 80% interest in Pinnacle Gaming Development Corporation ("Pinnacle"), to Switzerland County Development Corporation (the "Buyer"). The Buyer is an affiliate of Hilton Gaming Corporation and Boomtown, Inc. Pinnacle had applied for a gaming license from the Indiana Gaming Commission and a certificate of suitability from Switzerland County, Indiana to develop and operate a riverboat casino project in the county. Pinnacle has incurred various costs and expenses including payments for the options, license application expenses, and professional fees. All of Pinnacle's operations since its inception have been related to its efforts to obtain the gaming license. Through the date of the Company's sale of its Pinnacle stock, the Company had incurred approximately $500,000 in costs and expenses related to Pinnacle.

     The agreement for sale of the Pinnacle stock to the Buyer provides for a potential total purchase price payable to the Company of $3,440,000, of which $80,000 was paid on December 21, 1995. The agreement is subject to numerous terms which could result in its termination and excuse the Buyer from paying the remainder of the purchase price. These terms essentially require that a gaming license and certificate of suitability be awarded to Pinnacle and that the project commence operations for the Buyer to be required to pay the full purchase price. Switzerland County remains one of two Indiana counties in competition for the remaining Ohio River license to be granted. The stock agreement requires the Buyer to continue the efforts to obtain a gaming license, but the likelihood of Pinnacle being awarded a gaming license cannot be predicted.

     The remainder of the potential purchase price, beyond the $80,000 paid at closing, is scheduled to be paid as follows: (i) $400,000 seven days after receipt of a certificate of suitability from Indiana regulatory authorities;
(ii) $1,040,000 seven days after the ground breaking for the project; and (iii) $32,000 per month for 60 months (or a total of $1,920,000) following the opening of the project for business. No interest will be accrued for the unpaid portion of the purchase price, although late payments will bear interest. After the project commences gaming operations, the Company may require the Buyer to prepay the monthly payments, discounted to present value on the date of the prepayment at the rate of 12% per year. The Buyer also has the option to prepay all or part of the monthly payments, discounted at the rate of 12%.

     The Buyer may terminate the agreement (a) for a number of enumerated reasons, or (b) for no reason, but in the latter case must pay a termination fee to the Company of $200,000 if the agreement is terminated 60 days or more before the state hearings on the gaming license, $320,000 if terminated less than 60 days before the hearings but before award of a certificate of suitability, and $160,000 if terminated after the award of a certificate of suitability but before its actual receipt thereof by Pinnacle. The Buyer may terminate the agreement without incurring any obligation or a termination fee for a number of reasons, including: (i) laws or regulations are enacted increasing the number of riverboat or other gaming licenses in Indiana or Kentucky or in nearby counties, permitting additional license applications in Switzerland County or nearby counties, or placing a moratorium on gambling, or imposing additional requirements which reduce the profitability of gaming in such areas; or (ii) the two remaining gaming licenses to be granted in Indiana (as of December 1995) are awarded to other applicants, the Indiana Gaming Commission indicates that a certificate of suitability will not be awarded to Pinnacle, or Pinnacle does not receive the certificate within 12 months of the date of the agreement (which date has passed); or (iii) the prime rate of interest increases to 10% or more; or (iv) there is a material default or breach of the agreement by the Company, or the Company fails to provide a title policy as required by the agreement.

     In January 1997 the parent company of Hilton Gaming Corporation, Hilton Hotels Corporation ("Hilton"), announced a hostile takeover bid seeking control of a business competitor, ITT Corporation ("ITT"). Two effects of this proposed takeover directly affect the contractual relationship between the Company and the Buyer: first, the proposed acquisition places in peril the ability of the Buyer to engage in commercially reasonable efforts to pursue the Indiana gaming license application, and; second, a successful acquisition by the Buyer would implicate the "10% interest rule" in Indiana, mandating that a license owner hold no more than a 10% interest in any other Indiana gaming license (an ITT business unit, Caesars, owns a controlling interest in the gaming license issued for the Harrison County, Indiana site).

     Because of the actual and potential adverse affects of the Hilton business strategy, the Company initiated an action, in January 1997 for declaratory judgment in the United States District Court for the Southern District of Indiana. The complaint seeks a declaration of the rights and obligations of the parties to the Pinnacle Stock Purchase Agreement, and requests compensation should the court find the Buyer to be in breach of its contractual obligations to the Company. It is expected that the defendants will respond with a motion to dismiss, or an alternative motion to stay consideration on the merits pending the outcome of the Hilton takeover bid. The Company has been in communication with representatives of the defendants concerning the possibility of a negotiated settlement. Management believes that the litigation presents no materially adverse consequences to the Company.

     Payments Relating to Former Indian Tribal Management Agreement-California. In August 1995, the Company terminated its management agreement with the Soboba Band of Mission Indians (the "Tribe") with respect to Legends Casino at Soboba in Riverside County, California. In connection with the termination, an unaffiliated third party issued a promissory note to the Company for $3,100,000 payable over three years in monthly installments, based on percentage of gross revenue from certain operations of the facility. The Company received payments on the note in 1996 of $947,954 and $48,183 in 1995.

     The Company's unrecovered capitalized costs associated with the Soboba contract at December 31, 1996 were $844,367. The Company recognizes payments received on the note as reductions of its capitalized costs. Since payments are based on revenue generated by the facility, satisfaction of the note, and the Company's recovery of its capitalized costs, is dependent upon the continued successful operation of the facility. The Company periodically evaluates the recoverability of the remaining capitalized costs and if it becomes probable that all or a portion of such costs are not recoverable, the Company will record a charge to operations. Payments in excess of total capitalized costs will be recognized as income if, and when, received. The Company is aware that there is an unresolved dispute within the State of California between the state government and Indian tribes regarding the types of gaming devices that may be operated at casinos on Indian tribal lands. An adverse outcome could potentially affect the recoverability of the Company's remaining capitalized costs. The Company cannot predict the likelihood of an outcome adverse to the Company; however, management believes that the Company's remaining capitalized costs at December 31, 1996 are fully recoverable.

     Portage des Sioux, Missouri. In 1994, the Company entered into a riverboat development agreement with the City of Portage des Sioux, Missouri. The agreement provided that the Company would be the developer and operator for the development of a riverboat gaming enterprise, and that the City would not actively pursue additional or alternative casino operations. The Company elected not to renew this agreement, which expired on February 25, 1997. Although the Company maintains current a gaming application filed in November 1994 with the Missouri Gaming Commission, management believes that consideration of the Company's application is unlikely in the foreseeable future.

Employees

     The Company employs approximately 200 persons on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Seasonality

     The Company's business is not considered to be seasonal; however, the anticipated highest levels of business activity, at least in Colorado, will occur in the tourist season (i.e., from May through September). Its base level (i.e., November through May) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

                             GOVERNMENTAL REGULATION

     The Company's gaming operations are subject to strict governmental regulations at federal, state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning  equipment,  machines,  tokens,  gaming  participants,  and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations. For purposes of the discussion below, the term "the Company" includes its applicable subsidiaries.

Colorado Regulation

     The Colorado Limited Gaming Control Commission ("Commission") has adopted regulations regarding the ownership of gaming establishments by publicly held companies (the "Regulations"). The Regulations require the prior clearance or notification of the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements. These requirements include, but are not limited to, those listed below.

     A publicly traded gaming licensee that sends to the holders of its voting securities any proxy statements subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), or an information statement subject to Regulation 14C of the 1934 Act, must file such material with the Colorado Division of Gaming (the "Colorado Division").

     Whenever any document is furnished to the holders of voting securities of a publicly traded gaming licensee or filed by a publicly traded gaming licensee with the SEC, the publicly traded gaming licensee is required to file a true copy of that document with the Colorado Division. Whenever a publicly traded gaming licensee receives any material document filed with the SEC by any other person relating to the publicly traded gaming licensee, it must file a true copy of the document with the Colorado Division. Each publicly traded gaming licensee must file with the Colorado Division, on an annual basis, a list of the holders of its voting securities.

     Each publicly traded gaming licensee is required to report promptly to the Colorado Division the election or appointment of any director, any executive officer and any other officers actively and directly engaged in the administration or supervision of the gaming activities at any licensed gaming establishment.

     The following provisions are required to be included in the certificate of incorporation for every publicly traded gaming licensee or holding company which has a gaming license in the State of Colorado.

          (i) The entity is precluded from issuing any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act ("Gaming Act") and the regulations promulgated thereunder. The issuance of any voting securities in violation of the Gaming Act is ineffective and such voting securities are deemed not to be issued and outstanding until (a) the entity ceases to be subject to the jurisdic tion of the Commission, or (b) the Commission, by affirmative action, validates the issuance or waives any defect in the issuance.

          (ii) No voting securities issued by the entity and no interest in the entity can be transferred in any manner except in accordance with the provisions of the Gaming Act and its regulations. Any transfer in violation of the Gaming Act is ineffective until (a) the entity ceases to be subject to the jurisdiction of the
               Commission, or (b) the Commission, by affirmative action, validates the transfer or waives the defect in the transfer.

          (iii)If the Commission at any time determines that a holder of voting securities of the entity is unsuitable to hold the securities, then the issuer of the securities may, within 60 days after the finding of unsuitability, purchase the securities of the un suitable person at the lesser of (i) the cash equivalent of such person's investment in the entity, or (ii) the current market price of the date of finding of unsuitability, unless the securities are transferred to a suitable person, as determined by the Commission, within 60 days after the finding of unsuitability. Until the securities are owned by persons found by the Commission to be suitable to own them, (a) the entity is not required or permitted to pay any dividend or interest with regard to the securities, (b) the holder of the securities is not entitled to vote on any matter as the holder of the securities and such securities shall not for any purpose be included in the voting securities of the entity, and (c) the entity is precluded from paying any remuneration in any form to the holder of the securities.

     The Company has the above provisions in its Certificate of Incorporation.

     The Colorado regulations for publicly traded gaming licensees (the "Regulations") also require each person who individually or in association with others acquires, directly or indirectly, beneficial ownership of 5% or more of any class of voting securities of a publicly traded gaming licensee to notify the Colorado Division within 10 days after the person acquired 5% or more of the securities. The person who acquires 5% or more of the securities shall provide any additional information requested by the Colorado Division and be subject to a finding of suitability as required by the Colorado Division. Publicly traded gaming licensees are also required to notify each person subject to the Regulations of the Colorado Division's requirements as soon as the gaming licensee becomes aware of the acquisition.

     Each person who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 10% or more of any class of voting securities of a publicly traded gaming licensee required to contain the above charter provisions is required to apply to the Commission for a finding of suitability within 10 days after acquiring 10% or more of the securities. A publicly traded gaming licensee is also required to notify each person subject to the Regulations of its requirements as soon as the gaming licensee becomes aware of the acquisition. However, the obligations of the person subject to the Regulations are independent of and unaffected by the gaming licensee's failure to give the notice.

     Any person found unsuitable by the Commission is not permitted ownership of any voting security of a publicly traded gaming licensee, subject to the provisions of the Regulations, and must be removed immediately from any position as a director, officer or employee of the publicly traded gaming licensee.

     The State of Colorado created the Colorado Division within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming. The Director of the Colorado Division, under the supervision of a five-member Colorado Commission, has been granted broad power to ensure compliance with the law, and regulations adopted thereunder. The Director may inspect, without notice, premises where gaming is being conducted; he may seize, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions. He may also conduct detailed background checks of persons who loan money to the Company.

     The Commission is empowered to issue five types of gaming and gaming related licenses. The Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict a license at any time. The license of the Company must be renewed each year. All licenses are revocable, non-transferable and valid only for the particular location initially authorized. No person, such as the Company, can have an ownership interest in more than three retail licenses. Hence, the Company's business opportunities in Colorado could be limited accordingly. All of the Company's employees must apply for and receive a support gaming license prior to commencing employment. The Commission has adopted comprehensive rules and regulations which require the Company to maintain adequate books and records and these rules also prescribe minimum operating, security and payoff procedures. The Commission has the power to deny any license or renewal thereof to any person it considers to be "unsuitable," a broad, discretionary standard. The Commission has also promulgated a list of excluded persons; it is unlawful for any person on this list to enter licensed premises or to hold shares in a licensee. Rules regarding gaming, cheating and other fraudulent practices have also been adopted, which rules the Company is obligated to police and enforce.

     Other state regulatory agencies also impact the Company's operations, particularly its license to serve alcoholic beverages. Rules and regulations in this regard are strict, and loss or suspension of a liquor license could significantly impair, if not ruin, a licensee's operation. Local building, parking and fire codes and similar regulations could also impact the Company's operations and proposed development of its properties.

Item 2. Properties.

     The Company maintains its corporate offices at 26 South Tejon Street, Suite 203, Colorado Springs, Colorado, pursuant to a lease with an unaffiliated party. The lease term runs through September 1999, and monthly lease payments are $2,600. The Company remains obligated under an office lease for its former corporate offices in Denver, Colorado. This lease expires in September 1998. The Company has sublet this space to an unaffiliated third party for the remainder of the lease term. The Company pays monthly rent of $6,162 and receives monthly payments of $5,225 from the subtenant. The Company has the right to terminate the lease effective September 1997 for a termination fee of approximately $10,000. If the Company exercises this right, the sublease would terminate as well. See "Item 1. Business -Property and Project Descriptions" herein for a description of the Company's other properties.

Item 3. Legal Proceedings.

     Other than as set forth above in Item 1, the Company is not a party to any litigation which is individually or in the aggregate material to the Company.

Item 4. Submission of Matters to a Vote of Securityholders.

     The 1996 annual meeting of stockholders of the Company was held on November 25, 1996. At the annual meeting, the two Class II directors to the Board, Peter Hoetzinger and James D. Forbes, were elected to the Board for a three-year term, and a proposal to increase the number of shares of Common Stock reserved for issuance under options which may be granted under the Employees' Equity Incentive Plan (2,500,000 shares to 3,500,000 shares) was adopted by stockholders of the Company. On the proposal to elect the Class I directors, the votes were: James D. Forbes, 10,124,647 for, 1,490 against, and 19,399 abstained; Peter Hoetzinger, 10,124,547 for, 1,590 against, and 19,399 abstained. On the proposal with respect to the amendment to the Employees' Equity Incentive Plan, the results were: 7,166,050 for, 130,135 against, and 12,000 abstained.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock began trading in the Nasdaq SmallCap Market on November 10, 1993. The following table sets forth the low and high bid price per share quotations as reported on the NASDAQ SmallCap Market of the Common Stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter Ended                          Low             High

March 31, 1995                       $1.62            $2.50
June 30, 1995                        $1.88            $2.38
September 30, 1995                   $1.50            $2.38
December 31, 1995                    $1.25            $2.25
March 31, 1996                       $1.50            $2.13
June 30, 1996                        $1.13            $2.00
September 30, 1996                   $1.25            $1.69
December 31, 1996                    $1.06            $1.81

     At December 31, 1996, the Company had approximately 200 holders of record of its Common Stock; management estimates that the number of beneficial owners is approximately 1,000.

     At the present time, management of the Company intends to use any earnings which may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends. One of the Company's debt agreements restricts payment of cash dividends. There can be no assurance that dividends will be paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Environment and Risk Factors

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, present dependence upon the Cripple Creek, Colorado gaming market, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

     With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forwardlooking statements.

Results of Operations

     As discussed more fully in Note 3 to the financial statements, on July 1, 1996, the Company acquired the assets of Gold Creek Associates, L.P. ("Gold Creek"), owner of Womack's Saloon & Gaming Parlor ("Womacks") in Cripple Creek, Colorado. Following the Company's acquisition of Gold Creek, the Womacks property was consolidated with the Company's Legends casino. Subsequent to June 30, 1996, the combined properties have been operated and marketed as one casino under the name Womacks Casino. The accompanying financial statements include the results of operations acquired form Gold Creek for the period subsequent to June 30, 1996. Consequently, results of operations for 1996 cannot be readily compared with those of 1995.

     Net operating revenue increased to $11,478,042 in 1996 from $4,222,088 in 1995, primarily as a result of the acquisition of Gold Creek on July 1, 1996. Casino revenue was $10,984,499 in 1996 and $4,003,485 in 1995. The Company's share of the Cripple Creek market increased from 4.3% in December 1995 to 17.8% in December 1996, following the acquisition. On a pro forma basis, the combined casino increased its market share in Cripple Creek to 16.0% in 1996 from 13.6% in the prior year. The Company's Cripple Creek operations now offer 573 slot machines and nine table games versus 189 slot machines and three table games at the end of 1995. In addition to the increased revenue from the combined Womacks properties, revenue from the Company's cruise ship casinos grew 27% to $546,956 in 1996. The operating margin for the cruise ship casinos was $130,378 in 1996 and $27,933 in 1995. The revenue growth for the cruise ship casinos is chiefly attributable to the Silver Wind, which began operating in the first quarter of 1995 and gradually improved its performance throughout the remainder of its first year. The Company has been advised by the cruise ships' management company that the Company's concession agreement for the Silver Cloud, which expires in April 1997, will not be renewed. The Silver Cloud produced net operating revenue of $218,495 and an operating margin of $34,481 in 1996. (The concession agreement for the Silver Wind is presently due to expire in January 1998 and the Company believes it is likely that this agreement will not be renewed.) Gross margin from company-wide casino activities improved from 47% in 1995 to 58% in 1996. The margin improvement is largely attributable to the operating synergies and cost reductions realized from the Gold Creek acquisition and the consolidation of the two Cripple Creek properties under the Womacks name.

     Food and beverage revenue increased 71% from 1995 to 1996 due to the larger scale of operations resulting from the Gold Creek acquisition. Womacks currently staffs a full-service restaurant and five bars. In anticipation of the Gold Creek acquisition, Legends scaled back its restaurant operations during the first quarter of 1996 and discontinued them completely in the second quarter. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $439,811 in 1996 from $349,087 in 1995. However, this represents a decrease as a percentage of the retail value of the promotions, due to the writeoff of food costs associated with changing the Legends restaurant concept during 1995.

     The increase in other revenue was primarily due to receipt of payments related to casino management contracts. The Company received $50,000 pursuant to its management contract for the Rhodes, Greece casino and received a one-time payment of $66,000 from a consulting contract in South Africa which has since expired. Womacks' parking lot revenue and gift shop sales account for most of the remaining increase.

     General and administrative expenses increased from $3,223,922 in 1995 to $4,254,666 in 1996, but as a percentage of net operating revenue decreased from 76% to 37%. An increase in these expenses at the Cripple Creek casino, following the Gold Creek acquisition, was partially offset by a lower level of expenditures related to riverboat gaming development projects in Indiana, in which the Company sold its interest in December 1995, and in Missouri. General and administrative expenses for Cripple Creek were higher due to the increased size of operations, but declined as a percentage of net operating revenue from 22% in 1995 to 20% in 1996. The 1996 amount also includes $150,000 of up-front costs related to the Company's three-year advertising agreement with Western Pacific Airlines.

     Depreciation increased from $456,636 in 1995 to $894,561 in 1996 primarily as a result of the Gold Creek acquisition, and to a lesser extent due to the addition of gaming equipment in the first half of 1996 and interior renovations to the combined Cripple Creek properties in the second half of 1996. The increase in amortization expense of $246,714 principally relates to the amortization of goodwill recognized in the Gold Creek acquisition.

     Interest expense increased from $209,945 to $577,914 as a result of the seller-financed portion of the Gold Creek purchase price, existing debt of Gold Creek assumed by the Company, a convertible promissory note issued to a private investor and additional vendor-financed equipment acquisitions. The other items included in the caption "Other income (expense), net" in the consolidated statements of operations, for both 1996 and 1995, are described in Note 9 to the consolidated financial statements

Liquidity and Capital Resources

     At December 31, 1996 the Company had cash and cash equivalents totaling $4,556,540 and a net working capital position of $1,259,310. Net cash provided by operations was $2,635,788 in 1996, as compared with net cash used in operations of $1,308,497 in 1995. The Company invested almost $7,000,000 of cash to acquire the assets of Gold Creek and to upgrade and combine the Cripple Creek properties. In addition to operating cash flow, the Company also raised $5,856,785 in two private stock placements and issued a convertible debenture of $500,000 during 1996, the proceeds from which were used to complete the Gold Creek acquisition.

     The Company has received a commitment letter from a commercial bank to refinance substantially all of the Company's debt through a reducing revolving credit facility. The facility would be for $13,000,000, to be amortized on an eight and one-half year basis with all outstanding principal due at the end of the fourth year. Borrowings under the facility would be secured by substantially all of the Company's real and personal property in Cripple Creek. The Company would be subject to certain financial covenants and restrictions on capital expenditures and paying dividends. The Company believes that the contemplated refinancing would, among other benefits, afford the Company more flexibility in further developing the profit potential of its Cripple Creek properties as well as in the pursuit of gaming opportunities in other markets. Finalization of the agreement is subject to satisfactory completion of due diligence procedures by the bank and, consequently, there can be no assurance that the refinancing will be completed.

     The Company is presently  pursuing  several gaming  opportunities  in South
Africa, as more fully discussed in Note 7 to the consolidated financial statements. In connection with one of its partner's anticipated license applications, should a license ultimately be awarded and the project financing fully secured, the Company would be required to make an equity investment of approximately $2 million in the licensee. The likelihood or timing of this potential investment cannot be predicted with certainty; however, management believes that an equity investment, if any, would not be required before late 1997. In the absence of completing the refinancing described in the preceding paragraph, a portion of the Company's consolidated cash balance at March 31, 1997 would be restricted to satisfy a working capital covenant of a subsidiary. Management believes that cash flow generated from operations, supplemented with outside financing, if required, would be sufficient to fund the possible equity investment.

     Regardless of whether the contemplated bank refinancing is completed, and subject to the possible restriction on the Company's ability to fund its contingent equity investment in South Africa from its existing cash resources, as described in the previous paragraph, the Company believes that its present cash and working capital positions, together with expected cash flows from operations, are sufficient to meet its nearand medium-term obligations and contemplated capital expenditures. Due to an existing debt covenant, which requires a subsidiary of the Company to maintain a specified level of working capital, the Company's ability to pursue other new gaming opportunities that require significant capital investment could be limited.

Item 7. Financial Statements.

     See "Index to Financial Statements" on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                             CENTURY CASINOS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Independent Auditors' Report                                               F2

Consolidated Balance Sheet as of December 31, 1996                         F3

Consolidated  Statements of Operations for the Years Ended
December 31, 1996 and 1995                                                 F4

Consolidated  Statements  of  Shareholders'  Equity for the Years
Ended December  31,  1996 and 1995                                         F5

Consolidated  Statements  of Cash Flows for the

Years  Ended  December  31,  1996 and 1995                                 F6

Notes to  Consolidated  Financial Statements                               F8

                                      -F1-

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 1997

                                      -F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       December 31, 1996
                                                                       -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ........................................   $  4,556,540
     Prepaid expenses and other .......................................        791,632
                                                                          ------------
          Total current assets ........................................      5,348,172

PROPERTY AND EQUIPMENT, net ...........................................     12,566,108

GOODWILL, net of accumulated amortization of $2,386,277 ...............     13,857,545

OTHER ASSETS ..........................................................      1,064,292
                                                                          ------------
TOTAL .................................................................   $ 32,836,117
                                                                          ============


LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt,  including $280,240 to related party   $  1,959,080
Accounts payable and accrued liabilities ..............................      2,129,782
                                                                          ------------
     Total current liabilities ........................................      4,088,862

LONG-TERM DEBT,  including  $140,120 to related party .................      8,249,356

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
     Preferred stock; $.01 par value; 20,000,000 shares
          authorized; no shares issued and outstanding
     Common stock; $.01 par value; 50,000,000 shares
          authorized; 15,861,885 shares issued and outstanding ........        158,619
     Additional paid-in capital .......................................     24,820,275
     Foreign currency translation .....................................        (13,854)
     Accumulated deficit ..............................................     (4,467,141)
                                                                          ------------
          Total shareholders'  equity .................................     20,497,899
                                                                          ------------
TOTAL .................................................................   $ 32,836,117
                                                                          ============

See notes to consolidated financial statements.

                                      -F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Year Ended December 31,
                                                   1996             1995
                                               ------------    ------------
OPERATING REVENUE:
     Casino ................................   $ 10,984,499    $  4,003,485
     Food and beverage .....................        543,379         318,013
     Hotel .................................         31,443            --
     Other .................................        350,728          85,687
                                               ------------    ------------
                                                 11,910,049       4,407,185
     Less promotional allowances ...........       (432,007)       (185,097)
                                               ------------    ------------
          Net operating revenue ............     11,478,042       4,222,088
                                               ------------    ------------

OPERATING COSTS AND EXPENSES:
     Casino ................................      4,660,482       2,131,901
     Food and beverage .....................        323,454         220,688
     Hotel .................................          8,326            --
     General and administrative ............      4,254,666       3,223,922
     Depreciation and amortization .........      1,936,065       1,251,426
                                               ------------    ------------
          Total operating costs and expenses     11,182,993       6,827,937
                                               ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..............        295,049      (2,605,849)

OTHER INCOME (EXPENSE), net ................     (1,541,191)      3,517,913
                                               ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..........     (1,246,142)        912,064

PROVISION FOR INCOME TAXES .................         49,000         300,000
                                               ------------    ------------

NET INCOME (LOSS) ..........................   $ (1,295,142)   $    612,064
                                               ============    ============

INCOME (LOSS) PER SHARE ....................   $      (0.09)   $       0.06
                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING ...........................     13,902,150      10,471,052
                                               ============    ============

See notes to consolidated financial statements.

                                      -F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       Common Stock          Additional   Foreign
                                                   ----------------------      Paid-in    Currency     Accumulated
                                                     Shares      Amount        Capital   Translation     Deficit            Total
                                                   ----------   ---------   ------------   --------    ------------    ------------
BALANCE AT DECEMBER 31, 1994 .................      9,278,652   $  92,787   $ 15,188,947   $ (2,443)   $ (3,784,063)   $ 11,495,228

Exercise of warrants .........................         51,000         510           --         --              --               510

Private placement ............................      1,460,000      14,600      2,043,960       --              --         2,058,560

Foreign  currency  translation ...............           --          --             --       (5,980)           --            (5,980)

Net  income ..................................           --          --             --         --           612,064         612,064
                                                   ----------   ---------   ------------   --------    ------------    ------------
BALANCE AT DECEMBER  31, 1995 ................     10,789,652     107,897     17,232,907     (8,423)     (3,171,999)     14,160,382

Private placement ............................      1,000,000      10,000      1,365,665       --              --         1,375,665

Private placement ............................      4,072,233      40,722      4,428,898       --              --         4,469,620

Contingent shares to be issued July 1, 1998 in
  connection with Gold Creek acquisition .....           --          --        1,788,750       --              --         1,788,750

Warrants issued to consultant ................           --          --            4,055       --              --             4,055

Foreign currency translation .................           --          --             --       (5,431)           --            (5,431)

Net loss .....................................           --          --             --         --        (1,295,142)     (1,295,142)
                                                   ----------   ---------   ------------   --------    ------------    ------------
BALANCE AT DECEMBER 31, 1996 .................     15,861,885   $ 158,619   $ 24,820,275   $(13,854)   $ (4,467,141)   $ 20,497,899
                                                   ==========   =========   ============   ========    ============    ============

See notes to consolidated financial statements.


                                      -F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended December 31,
                                                                            1996           1995
                                                                         -----------    -----------
CASH FLOWS FROM OPERATIONS
     Net income (loss) ...............................................   $(1,295,142)   $   612,064
          Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operations:
               Depreciation ..........................................       894,561        456,636
               Amortization ..........................................     1,041,504        794,790
               Gain from termination of gaming development projects ..          --       (3,681,107)
               Noncash consulting fees ...............................       140,555        136,500
               Loss on note receivable ...............................       422,476           --
               Costs associated with terminated debt offering ........        65,800           --
               Loss on disposition of assets and other noncash charges       413,094        160,934
               Deferred tax provision ................................        32,000        264,000
               (Gain) loss from foreign currency transactions ........          (741)        54,608
               Changes in operating assets and liabilities:
                 Prepaid expenses and other assets ...................        46,671       (398,856)
                 Accounts payable and accrued liabilities ............       875,010        291,934
                                                                         -----------    -----------
                 Net cash provided by (used in) operations ...........     2,635,788     (1,308,497)
                                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Gold Creek, net of cash acquired .................    (5,309,027)          --
     Expenditures for gaming development projects and other ..........      (104,923)    (2,281,669)
     Purchases of property and equipment .............................    (1,554,115)      (561,024)
     (Purchases) redemptions of short-term investment securities .....       747,588       (747,588)
     Purchase of note receivable .....................................    (1,337,500)          --
     Sale of note receivable .........................................     1,231,119           --
     Principal payments received on note receivable ..................        24,668         15,020
     Proceeds from terminated gaming development projects ............       947,954      4,128,183
     Proceeds received from disposition of assets ....................        33,761         59,599
                                                                         -----------    -----------
               Net cash provided by (used in) investing activities ...    (5,320,475)       612,521
                                                                         -----------    -----------

                         -Continued on following page-

                                      -F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    For the Year Ended December 31,
                                                         1996            1995
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings .....................       800,000           --
     Principal repayments on borrowings ...........    (1,449,029)      (279,647)
     Proceeds from sales of common stock ..........     5,856,785      2,059,070
                                                      -----------    -----------
          Net cash provided by financing activities     5,207,756      1,779,423
                                                      -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS .............     2,523,069      1,083,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....     2,033,471        950,024
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..........   $ 4,556,540    $ 2,033,471
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         1996             1995
                                                      -----------    -----------

Equipment acquired through long-term financing        $  355,615      $  398,352
Acquisition of nonoperating casino for note payable         --        $  700,000

See  Note  3  for  details  of  noncash   transactions  related  to  Gold  Creek
acquisition.

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid by the Company was $563,698 in 1996 and $124,161 in 1995.

     Income taxes paid by (refunded to) the Company were $(1,125) in 1996 and $37,500 in 1995.

See notes to consolidated financial statements.

                                      -F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado; act as concessionaire of a small casino on a luxury cruise ship; and are pursuing a number of additional gaming opportunities in the United States and internationally. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends (see Note 3). Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks Casino. The accompanying financial statements include the results of operations acquired from Gold Creek for the period subsequent to June 30, 1996.

The Company's operating revenue for 1996 and 1995 is derived principally from its casino operations in Cripple Creek.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of the accompanying financial statements in accordance with generally accepted accounting principles requires the use of estimates by management in determining the reported amount of certain assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash Equivalents - All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 1996.

                                      -F8-

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives or the applicable lease term, if shorter.

Goodwill - Goodwill represents the excess of purchase price over net identifiable assets acquired. Goodwill recognized in the Alpine acquisition, which is not deductible for income tax purposes, is being amortized on a straight-line basis over 10 years. Goodwill recognized in the Gold Creek acquisition is being amortized on a straight-line basis over 15 years and is deductible for tax purposes.

Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the difference is charged to operations. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions.

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Consulting fees are recognized as revenue as services are provided.

Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations and was $439,811 in 1996 and $349,087 in 1995.

Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's Austrian subsidiary from the local functional currency to U.S. dollars are recorded as a separate component of shareholders' equity. Adjustments resulting from the translation of transactions which are denominated in a currency other than U.S. dollars are recognized in the statement of operations.

Income Taxes - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the liability approach to computing deferred income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Stock-Based Compensation - The Company follows the intrinsic value based method for valuing stock options or similar equity instruments granted to employees, as permitted by SFAS No. 123, "Accounting for Awards of Stock-Based Compensation." The intrinsic value based method generally provides that no compensation expense is recognized when the option exercise price is equal to or greater than the trading price of the stock on the date of grant. The Company follows the fair value based method for valuing stock options or similar equity investments granted to non-employees.

Reclassifications - Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

                                      -F9-

3. ACQUISITION OF WOMACKS AND RELATED FINANCING

On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The total purchase price was approximately $14.2 million, consisting of a base cash payment of $5 million plus $425,000 for the amount of working capital as of the closing date, a promissory note of $5.2 million issued to Gold Creek, the assumption of existing debt of Gold Creek of approximately $3 million, and direct out-of-pocket costs of approximately $600,000. Additionally, the agreement provides that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at $1.8 million based on the July 1, 1996 trading price, to two principals of the seller who entered into consulting contracts with the Company at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00. Based upon the closing price of the Company's common stock on December 31, 1996, the number of shares to be issued would have been 1,249,850. No adjustment has been made in the accompanying financial statements for the potential increase in the number of such shares to be issued.

The promissory note issued to Gold Creek bears interest at 9% and provides for monthly payments of only interest through December 1997; thereafter, monthly principal payments of $43,121, plus interest on the unpaid principal, are required, with a final principal payment of $2,328,000 in July 2003. The note is secured by substantially all of the tangible assets purchased, subject to existing encumbrances, and the Company is required to meet certain financial covenants. The Company is also restricted from paying dividends until the note has been paid in full.

In addition to the financing provided by Gold Creek, additional funds required to complete the acquisition were raised through private sales of 4,072,233 shares of the Company's common stock at an average price of $1.43 per share, with proceeds, net of selling commissions, of approximately $4,470,000. In connection with sales of common stock by a placement agent, the Company issued warrants to the placement agent to purchase 150,000 shares of its common stock at $2.36 per share. The warrants expire in June 2001.

On May 30, 1996, the Company issued a convertible debenture in the principal amount of $500,000 to a private investor. The proceeds were used in financing the Gold Creek acquisition. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50,000. The Company has the option to prepay the debenture, in whole or in part, after the first anniversary date at 132% of the outstanding principal. The prepayment amount declines to 127% after the second anniversary date, 122% after the third anniversary date and 116% after the fourth anniversary date. The entire unpaid principal is due on May 30, 2001.

In anticipation of completing the Gold Creek acquisition and to facilitate closing the transaction, the Company purchased in May 1996, from an unaffiliated third party, a 9% first mortgage note on the Womacks casino property for
$1,337,500. The principal amount of the note, the obligation for which was assumed by the Company in the Gold Creek acquisition, was $1,248,000 at the date of purchase by the Company. In September 1996 the Company sold the note to a commercial bank for net proceeds of $1,231,119. The premium of $89,500 previously paid by the Company to purchase the note was charged to operations in the third quarter of 1996. The Company remains obligated under the original terms of the note, which matures in July 1999.

                                      -F10-

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

The Company's allocation of purchase price and direct costs of the acquisition is as follows:

          Cash                          $    304,815
          Other current assets               214,154
          Property and equipment           6,924,678
          Goodwill                         8,810,389
          Current liabilities               (238,850)
          Long-term debt                  (2,969,622)
                                        ------------
                                        $ 13,045,564
                                        ============


4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 consists of the following:

                                                                     Estimated
                                                                    Service Life
                                                                      in Years
                                                                      --------
Land                                                  $  3,066,283
Buildings and improvements                               4,347,508     7 - 31
Gaming equipment                                         4,159,221     3 - 7
Furniture and office equipment                             481,342     5 - 7
Other                                                    1,019,219     3 - 7
                                                      ------------
                                                        13,073,573
Less:  accumulated depreciation                         (1,427,969)
                                                      ------------
                                                        11,645,604
Nonoperating casino and land                               920,504
                                                      ------------
Property and equipment, net                           $ 12,566,108
                                                      ============

                                      -F11-

5. LONG-TERM DEBT

Long-term debt at December 31, 1996, consists of the following:

Note payable secured by assets purchased from Gold Creek (see Note 3)           $  5,174,540
Note payable secured by first mortgage on Womacks building in Cripple Creek;
     payable in monthly installments of $14,945, including interest at 9%;
     maturing in July 1999 with a balloon payment of $1,010,853                    1,208,014
Note payable to bank, secured by second mortgage on Womacks building in
     Cripple Creek; payable in monthly installments of $8,262, including
     interest at a floating rate; maturing in July 1999                              230,438
Note payable secured by first mortgage on Legends building in Cripple Creek;
     payable in monthly installments of $9,936, including interest at 13.3%;
     maturing in January 2003                                                        504,274
Note payable secured by nonoperating casino property in Wells, Nevada;
     payable in monthly installments of $25,000, including interest at 6.02%;
     maturing in March 1998 with a balloon payment of $110,100                       462,507
Notes payable secured by gaming and other equipment                                1,681,070
Note payable, unsecured; payable in monthly installments of $1,660,
     including interest at 12%; maturing in June 1998                                 27,233
Convertible debenture (see Note 3)                                                   500,000
Note payable to founding shareholder, unsecured; noninterest-bearing                 420,360
                                                                                ------------
Total long-term debt                                                              10,208,436
Less current portion                                                              (1,959,080)
                                                                                ------------
Long-term portion                                                               $  8,249,356
                                                                                ============

The Company has acquired certain of its gaming and other equipment subject to vendor financing. The financing agreements provide for: a floating interest rate of prime plus 2%, which approximated 10.25% at December 31, 1996, on principal amounts totaling $285,924; and fixed rates of 10% to 12% on principal amounts totaling $1,395,146.

Scheduled maturities of long-term debt are as follows:

          1997                $  1,959,080
          1998                   1,609,412
          1999                   1,707,072
          2000                     599,934
          2001                   1,111,598
          Thereafter             3,221,340
                              ------------
          Total               $ 10,208,436
                              ============

                                      -F12-

6. SHAREHOLDERS' EQUITY

In connection with a purchase of the Company's common stock in 1994, the Company granted to an unaffiliated third party options to acquire 230,000 shares of common stock at $3.00 per share in the event the trading price of the common stock reaches $10.00 (115,000 shares may be purchased) and $13.00 (the remaining 115,000 shares may be purchased). The Company has the right to require the third party to exercise the options if these conditions are met. The options expire in March 1999.

In connection with the business combination with Alpine, warrants were granted to certain key Alpine employees to purchase 235,000 shares of common stock at an exercise price of $3.49. Warrants for 150,000 shares remain outstanding at December 31, 1996. The warrants expire in March 1999. Warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.25, which were issued in conjunction with a private placement of common stock in July 1994, expire June 30, 1999.

In early 1995 the Company completed a private placement of 1,460,000 units at $1.50 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share, exercisable until December 31, 1999. The Company, at its option, may redeem the warrants in the event its common stock trades at a price above $6.00 per share for a minimum of five consecutive trading days for a redemption price of $0.01 per warrant. Net proceeds to the Company were $2,058,560.

Additionally, in early 1995 the Company entered into a consulting agreement with a third party whereby the consultant will assist the Company, from time to time, in seeking investors and business opportunities. The agreement provides that, upon the consummation of certain transactions, the Company will issue to the consultant warrants to purchase the Company's common stock. The number of shares and exercise price are determined based on a formula, which depends upon the type and size of transaction consummated and the recent trading price of the common stock. In connection with the 1995 private placement discussed above, the Company on March 20, 1995 issued warrants to the consultant for 71,428 shares exercisable at $1.05 per share. The warrants have a five-year term from the date of issue. The consulting agreement may be terminated by either party upon 30 days notice.

In January 1996 the Company completed a private placement of 1,000,000 shares of its common stock at $1.50 per share. Net proceeds to the Company were $1,375,665.

In December 1996 the Company issued warrants to purchase 450,000 shares of its common stock to a consulting firm in connection with a two-year agreement, whereby the consulting firm will provide the Company with institutional and individual contacts in the investment community. The warrants were issued in increments of 150,000 shares with exercise prices of $1.75, $2.25 and $2.75 per share and expiration dates of December 1997, June 1998 and December 1998, respectively. The estimated fair value of the warrants at issuance was $97,327, which will be charged ratably to earnings, with a corresponding credit to additional paid-in capital, over the term of the consulting contract.

                                      -F13-

In April 1994 the Board of Directors of the Company adopted the Employee's Equity Incentive Plan (the "Plan"), which was amended effective November 22, 1995, and further amended November 25, 1996. The Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 3,500,000 shares of common stock through the various forms of award permitted. Through December 31, 1995, only stock option awards had been granted under the Plan. Stock options may be either incentive stock options, for which the option price may not be less than fair market value at the date of grant, or nonstatutory options, which may be granted at any option price. All options must have an exercise period not to exceed ten years. Except for certain options granted in 1995 coincident with Plan amendments, options generally vest in annual one-third increments beginning with the date of grant. Transactions regarding the Plan are as follows:

                                                1996                     1995
                                        --------------------     ---------------------
                                                    Weighted-                 Weighted-
                                                    Average                   Average
                                                    Exercise                  Exercise
                                         Shares      Price        Shares       Price
                                        ---------   --------     ---------    --------
Incentive Stock Options:
Outstanding at January 1 .              2,266,000   $   1.50     1,675,000    $   3.33
Granted ..................                105,400   $   1.54     2,268,500    $   1.51
Cancelled or forfeited ...                   --         --      (1,677,500)   $   3.33
                                        ---------                ---------
Outstanding at December 31              2,371,400   $   1.50     2,266,000    $   1.50
                                        =========                =========

Options exercisable at December 31      2,321,133                1,986,000
                                        =========                =========

Summarized information regarding options outstanding at December 31, 1996, is as follows:

                                        Weighted-
                           Number        Average      Number
        Exercise        Outstanding     Remaining   Exercisable
          Price         At Year End   Term in Years at Year End
          -----         -----------   ------------- -----------

          $1.50          2,331,900         8.7      2,281,633
          $1.63             30,000         9.0         30,000
          $2.25              9,500         8.6          9,500
                         ---------                  ---------
                         2,371,400         8.7      2,321,133
                         =========                  =========

                                      -F14-

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method recommended, but not required, by SFAS No.123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                   1996              1995
                                                   ----              ----

Net income (loss)             As reported      $ (1,295,142)      $  612,064
                              Pro forma        $ (1,660,324)      $  620,689
Earnings (loss) per share     As reported      $      (0.09)      $     0.06
                              Pro forma        $      (0.12)      $     0.06

The fair value of options  granted  under the Plan was  estimated on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
assumptions:

                                               1996             1995
                                               ----             ----
Weighted-average fair value of
  options granted during the year              $1.16            $1.35
Weighted-average risk-free interest rate        6.1%             6.0%
Weighted-average expected life               10 yrs.          10 yrs.
Weighted-average expected volatility             74%              94%
Weighted-average expected dividends               $0               $0

7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Concession Agreements - The Company has been acting as concessionaire to a shipping management company to provide unlimited-stakes gaming operations on two luxury cruise ships, the Silver Cloud and Silver Wind. The Company operates the casinos for its own account and pays the management company a concession fee based on passenger count and gross gaming revenue. The agreements expire in April 1997 and January 1998, respectively. The Company has been advised by the management company that it will not renew the agreement with the Company for the Silver Cloud. The Company understands that the casino concession may be awarded to an affiliate of the management company. The Company believes it is likely that the agreement for the Silver Wind will not be renewed when it expires in January 1998.

In the fourth quarter of 1996, the Company entered into an agreement with an unaffiliated third party to manage casinos aboard several cruise ships. The third party is presently negotiating for the purchase of the cruise ships from their current owner. The Company has invested $75,000, with a commitment to invest an additional $125,000, in the third party upon completion of the acquisition. The Company's investment would represent an approximate one percent equity interest in the third party. If the acquisition is not consummated, the third party has agreed to repurchase the Company's equity investment at cost.

                                      -F15-

WestPac Advertising Agreement - The Company has entered into a three-year advertising agreement, beginning in January 1997, with Western Pacific Airlines, Inc. ("WestPac"), whereby the entire exterior of one of WestPac's aircraft prominently displays the logos and color scheme of Womacks Casino and its corporate parent, Century Casinos. WestPac operates flights nationwide out of its hub in Colorado Springs, which is located in the primary market area for Womacks Casino in Cripple Creek. The agreement also provides for various other joint marketing and advertising activities. The Company recognized an expense of $150,000, representing the full cost of painting the logos on the aircraft, in 1996, prior to the commencement of the three-year term. The Company is also required to make payments for advertising rights of $100,000 per year to WestPac.

Casino Management Agreement-Rhodes, Greece - The Company has executed a casino management consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, under which the Company, as an independent contractor, will supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium has been awarded the exclusive license for casino gaming on Rhodes for a 12-year period. The Company's management consulting agreement with the consortium, which has an initial term running through the third anniversary of the casino opening, provides for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. The Company is not required to commit any capital in connection with the proposed activities under the agreement. In the fourth quarter of 1996, the Company received $50,000 with respect to pre-opening phase services. Although the consortium has indicated a target opening date for the casino of late 1997, the Company believes that such target date is aggressive and cannot predict with reasonable certainty whether the casino opening will occur in 1997.

South Africa - Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. The Company has entered into agreements with three local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses. The first application has been filed by the Company's partners in the province of Mpumalanga and has been put on the short list of finalists. In January 1997 the provincial gaming board indicated that another group (including MGM Grand) has been given preferred applicant status, and this group is presently negotiating with the gaming board for the award of a license. In the event the parties do not reach agreement, the gaming board could consider other finalists for the license. The second application could be filed with the gaming board in the province of Gauteng as early as the second quarter of 1997 for a hotel/casino resort in the greater Johannesburg area. The Gauteng gaming board, however, has not yet set a definitive date for the filing of applications. If successful in this application, the Company would be required to make an investment of approximately $2 million for a 3% equity interest in the licensee. Later in 1997 the Company expects the filing of the third application in the Northern Province for a hotel/casino resort close to the Pietersburg metropolitan area. The Company cannot reasonably predict whether any licenses will ultimately be awarded to the Company's partners.

Riverboat Development Agreement-Indiana - In December 1995 the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County. Upon signing the agreement, the Company received a cash payment of $80,000 and recognized a gain on the sale of its investment of $26,627. The agreement provides for additional payments to the Company of up to approximately $3.3 million upon the occurrence of certain events. The agreement may be terminated by the buyer under specified circumstances, some of which provide for termination payments to the Company. The Company will recognize future payments, if any, from the buyer as income when earned.

                                      -F16-

In January 1997, Hilton Hotels Corporation ("Hilton"), the parent company of Hilton Gaming Corporation, announced a hostile takeover bid seeking to acquire a controlling interest in a business competitor, ITT Corporation ("ITT"). Two effects of this proposed merger directly affect the contractual relationship between the Company and Hilton/Boomtown: first, the proposed acquisition jeopardizes the ability of Hilton/Boomtown to engage in commercially reasonable efforts to pursue the Switzerland County gaming license, and; second, a successful acquisition of ITT by Hilton would implicate the "10% interest rule" in Indiana, which mandates that a license owner hold no more than a 10% interest in any other Indiana gaming license (an ITT business unit, Caesars, owns a controlling interest in the gaming license issued for the Harrison County, Indiana site).

Because of the actual and potential adverse effects of the Hilton business strategy, the Company initiated an action for declaratory judgment in the United States District Court for the Southern District of Indiana. The complaint seeks a declaration of the rights and obligations of the parties to the Pinnacle Stock Purchase Agreement, and requests compensation should the court find Hilton or Hilton/Boomtown to be in breach of its contractual obligations to the Company. It is expected that the defendants will respond with a motion to dismiss, or an alternative motion to stay consideration on the merits pending the outcome of the Hilton takeover bid.

The Company has been in communication with representatives of the defendants concerning the possibility of a negotiated settlement. At this time the litigation presents no materially adverse consequences to the Company.

Indian Tribal Management Agreement-California - In August 1995 the Company terminated its management agreement with the Soboba Band of Mission Indians with respect to the Legends Casino at Soboba in Riverside County, California. In connection with the termination, an unaffiliated third party issued a promissory note to the Company for $3,100,000 payable over three years in monthly installments, based on a percentage of gross revenue from certain operations of the facility. The Company received payments on the note of $947,954 in 1996 and $48,183 in 1995.

The Company's unrecovered capitalized costs associated with the Soboba contract at December 31, 1996 are $844,367. The Company recognizes payments received on the note as reductions of its capitalized costs. Since payments are based on revenue generated by the facility, satisfaction of the note, and the Company's recovery of its capitalized costs, is dependent upon the continued successful operation of the facility. The Company periodically evaluates the recoverability of the remaining capitalized costs and if it becomes probable that all or a portion of such costs are not recoverable, the Company will record a charge to operations. Payments in excess of total capitalized costs will be recognized as income if, and when, received. The Company is aware that there is an unresolved dispute within the State of California between the state government and Indian tribes regarding the types of gaming devices that may be operated at casinos on Indian tribal lands. An adverse outcome could potentially affect the recoverability of the Company's remaining capitalized costs. The Company cannot predict the likelihood of an outcome adverse to the Company; however, management believes that the remaining capitalized costs at December 31, 1996 are fully recoverable.

Operating Lease Commitments - The Company has entered into certain noncancelable operating leases for real property, equipment and vehicles. Future minimum lease payments under these leases are $807,083 in 1997, $802,480 in 1998, $692,911 in
1999,  $487,717 in 2000,  $367,200  in 2001 and  $1,066,200  thereafter.  Rental expense was $387,410 in 1996 and $125,297 in 1995.

                                      -F17-

Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any shareholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any shareholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in the Company's Articles of Incorporation, or a combination thereof.

8. INCOME TAXES

The provision for income taxes consists of the following:

                                                            1996       1995
                                                           --------  ---------
Currently payable:
     Federal                                               $ 17,000   $ 27,000
     State                                                     --        9,000
                                                           --------  ---------
                                                             17,000     36,000
Utilization of acquired net operating loss carryforward
     recorded as a reduction to goodwill                     32,000    264,000
                                                           --------  ---------
                                                           $ 49,000  $ 300,000
                                                           ========  =========

The provision for income taxes differs from the amount of income tax calculated by applying the U.S. statutory federal income tax rate (34% for the income tax bracket applicable to the Company) to pretax income as follows:

                                                             1996         1995
                                                           ---------    ---------
Federal income tax provision (benefit) at statutory rate   $(423,688)   $ 310,102
Increase (decrease) due to:
     Goodwill amortization .............................     252,111      255,507
     Income of foreign subsidiary ......................     (24,507)      (2,208)
     State income taxes, net of federal benefit ........     (18,681)      55,831
     Alternative minimum tax ...........................      17,000       27,000
     Other nondeductible expenses ......................       3,612         --
     Change in valuation allowance .....................     243,153     (346,232)
                                                           ---------    ---------
Provision for income taxes .............................   $  49,000    $ 300,000
                                                           =========    =========

                                      -F18-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 1996, consist of the following:

Deferred tax assets:
     Net operating loss carryforward ..................   $   304,863
     Property, plant and equipment ....................       298,089
     Deferred costs from terminated management contract       162,282
     Unrealized loss on note receivable ...............       157,584
     Accrued liabilities and other ....................       477,389
                                                          -----------
                                                            1,400,207
Deferred tax liabilities:
     Prepaid expenses .................................       (80,385)
                                                          -----------
Net deferred tax assets ...............................     1,319,822
Valuation allowance ...................................    (1,319,822)
                                                          -----------
                                                          $      --
                                                          ===========

At December 31, 1996 the Company has a net operating loss carryforward for income tax purposes of approximately $817,000, which expires in 2009. A valuation allowance has been recorded to offset the amount of net deferred tax assets due to the uncertainty of realizing the related tax benefits.

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                                                     1996          1995
                                                                 -----------    -----------
Interest income ..............................................   $   188,411    $   187,710
Interest expense .............................................      (577,914)      (209,945)
Costs associated with sale of mortgage note receivable .......       (97,909)          --
Costs associated with terminated debt offering ...............      (318,502)          --
Loss on note receivable ......................................      (422,476)          --
Gain on termination of riverboat management agreement ........          --        3,928,479
Equity in operating losses and writeoff of investment in China          --         (273,999)
Gain on sale of investment in Pinnacle .......................          --           26,627
Loss on disposal of equipment ................................      (263,542)       (86,351)
Other ........................................................       (49,259)       (54,608)
                                                                 -----------    -----------
                                                                 $(1,541,191)   $ 3,517,913
                                                                 ===========    ===========

In the first quarter of 1995 the Company reached agreement to terminate its management agreement with respect to its Louisiana riverboat project and received a cash payment of $4 million. After the writeoff of previously deferred project costs and other associated expenses related to the termination, the Company recognized a gain of $3,928,479.

                                      -F19-

10. SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

Pro forma results of operations for the years ended December 31, 1996 and 1995, as if the acquisition of Gold Creek (see Note 3) had occurred on January 1, 1995, are as follows:

                                        1996           1995
                                    ------------    ------------

Casino revenue ..................   $ 17,155,000    $ 13,644,000
Other operating revenue .........        634,000         463,000
Operating costs and expenses ....    (13,442,000)    (13,004,000)
Depreciation and amortization ...     (2,525,000)     (2,468,000)
Other income (expense), net .....     (2,009,000)      2,672,000
                                    ------------    ------------
Income (loss) before income taxes       (187,000)      1,307,000
Provision for income taxes ......        207,000         302,000
                                    ------------    ------------
Net income (loss) ...............   $   (394,000)   $  1,005,000
                                    ============    ============
Income (loss) per share .........   $      (0.02)   $       0.06
                                    ============    ============

The foregoing pro forma financial information reflects the combined historical financial information of the Company and Gold Creek, as adjusted for additional interest expense resulting from certain financing transactions associated with the acquisition, as well as additional depreciation and amortization charges resulting from application of purchase accounting to the net assets acquired. Other income, net, for 1995 includes a nonrecurring gain of $3,928,000 from the termination of a riverboat management contract. Income (loss) per share assumes that all common stock outstanding after the acquisition, including shares the Company is obligated to issue to two principals of Gold Creek's general partner two years following the acquisition, had been outstanding for all of 1996 and 1995. The increase in the pro forma effective tax rate from 1995 to 1996 results from the assumed use of available NOLs, which would be completely utilized on a pro forma basis at the end of 1996. (For historical financial reporting purposes, however, the Company has approximately $817,000 of NOLs available for utilization beyond 1996.) The foregoing pro forma financial information is not necessarily indicative of results that would have been achieved had the acquisition occurred at the beginning of either period, nor is the pro forma information indicative of future operating results of the Company subsequent to July 1, 1996, the date of the acquisition.

                                      -F20-

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act."

Item 10. Executive Compensation.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, under the caption "Information Concerning Directors and Executive Officers."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, under the caption "Voting Securities."

Item 12. Certain Relationships and Related Transactions.

     The information in this item is incorporated by reference from the Company's Definitive Proxy material in respect of the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1996, under the caption "Certain Relationships and Related Transactions."


Item 13. Exhibits and Reports on Form 8-K.

     a. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     1. The following exhibits were included with the filing of the Company's Registration Statement #33-67370-D effective November 10, 1993 and are hereby incorporated by reference:

Exhibit No.                    Description

 4.3           Form of Convertible Promissory Note.

10.1           Contract to Buy and Sell Real Estate - Long Branch Casino.

10.2 Real Estate Contract Modification and Promissory Note Extension Agreement - Long Branch Casino.

10.3           Assumption Agreement and Consent.

10.5           Lease Agreement between Remington Gaming, Inc. and Registrant.

10.6 Installment Sales Contract between Remington Gaming, Inc. and Firestone Financial Corp.

10.7           Lease Agreement between  Remington  Gaming,  Inc. and PDS Leasing
               Corporation.

10.8           Agreement  between   Remington  Gaming,   Inc.  and  IGT-Colorado
               Corporation.

10.9           Business Lease Agreement between  Remington Gaming,  Inc. and LFC
               Inc.

10.11          Consulting Agreement between Consultant and Registrant.

10.12          Registration Rights Agreement between Consultant and Registrant.

-------------------

     2. The following exhibits were included with the filing of the Alpine's Form 10-KSB for the year ended December 31, 1993 and are hereby incorporated by reference:

Exhibit No.               Description

10.14 Plan of Reorganization and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc. and Century Casinos Management, Inc. - Filed with Form 8-K dated December 24, 1993 and incorporated by reference therein.

10.15 Amendments One, Two and Three to Plan of Reorganization and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc. and Century Casinos Manage ment, Inc.

10.16          Consulting Agreement - Dr. Alfred Liebich.

10.18          Switzerland   County/Vevay   Town  Cooperation   Agreement  dated
               September 14, 1993.

10.19          Land Purchase Option - James A. Glatthaar.

10.20          Option to Lease and Land Lease - James Chaskel.

10.21          Agreement  among  Century  Casinos  Management,   Inc.,  Pinnacle
               Development Group and The Benefit Group, Inc. dated December 13, 1993.

10.22 Commercial Contract to Buy and Sell Real Estate - Central City, Colorado - C.C. Traders, Inc.; Deed of Trust and Security Agreement - C.C. Traders, Inc.; Secured Promissory Note - C.C. Traders, Inc.; Assignment of Right of Action/Bill of Sale - C.C. Traders, Inc.; Addendum to Commercial Contract to Buy and Sell Real Estate - C.C. Traders, Inc.

10.23          Concession  Agreement - Silver Cloud and Silver Wind - Silver Sea
               Cruises.

10.27          Management Agreement - Soboba Bingo Hall - Soboba Band of Mission
               Indians.

10.28          Missouri Riverboat Agreement - City of Portage des Sioux.

10.29          Subscription   Agreement  -  Registration   Rights   Agreement  -
               Hospitality Franchise Systems, Inc.

10.30          Soboba Debt Financing Commitment - Hospitality Franchise Systems,
               Inc.

10.31          Marketing  Services  Agreement - Hospitality  Franchise  Systems,
               Inc.

10.33          Warrant to purchase common stock - Stephan J. Ossello.

10.34          Warrant to purchase common stock - Andrew J. Bartoletti.

10.35          Warrants to purchase common stock - Christopher S. Wrolstad.

10.36          Office Lease and Amendment Thereto - Century Casinos  Management,
               Inc.

10.39 Letter Agreement - Orion Corporate Funding; Representation Letter and Release.

10.42 Agreement Among Century Casinos Management, Inc.; Century Casinos Missouri, Inc. (a corporation to be formed) and The Benefit Group, Inc. dated March 18, 1994.

--------------------

     3. The following exhibits were filed with the Form 10-KSB for the Fiscal Year Ended December 31, 1994 and are hereby incorporated herein by reference:

Exhibit No.                        Description

10.45          Agreements regarding Wells, Nevada Nonoperating Gaming Facility.


10.47          Amendment   to   Agreement   -  Missouri  -  Casino   Development
               Corporation.

10.48          Amended Management Contract - Soboba Indian Tribe,

10.49          Buyout Agreement - St. Charles Gaming Company.

10.50 Amendment Agreements - Hospitality Franchise Systems, Inc. and Affiliate - August 25, 1994 and February 2, 1995.

-------------------

     4. The following exhibits were filed with the Form 10-KSB for the Fiscal Year Ended December 31, 1995 and are incorporated herein by reference:

Exhibit No.                        Description

3.1 Certificate of Incorporation (filed with Proxy Statement in respect of 1994 Annual Meeting of Stockholders and incorporated herein by reference).

 3.2 Bylaws (filed with Proxy Statement in respect of 1994 Annual Meeting of Stockholders and incorporated herein by reference).


10.51 Asset Purchase Agreement dated as of September 27, 1995 by and among Gold Creek Associates, L.P., WMCK Acquisition Corp. and Century Casinos, Inc., including Exhibits and Schedules, along with First Amendment thereto.

10.52 Agreement dated August 18, 1995 between SSK Game Enterprises and Century Casinos Management, Inc., including: Exhibit A, Gaming Machine Lease and Purchase Agreement; Exhibit B, Promissory Note; and Agreement and Release between The Soboba Bank of Missouri Indians and Century Casinos Management, Inc.

10.53 Assignment and Assumption of Lease dated October 12, 1995 between Cripple Creek Properties, Inc., Star Casinos International, Inc. and Century Casinos Cripple Creek, Inc., including short form Assignment and Assumption of Lease and Assignment and Assumption of Lease made November 1995 between Century Casinos Cripple Creek, Inc. and Gold Creek Associates, L.P., d/b/a Womacks Saloon and Gaming Parlor.

10.54 Letter Agreement dated November 8, 1995 between Oppenheimer & Co., Inc. and Century Casinos, Inc.

10.55 Agreement dated May 5, 1995 between Dain Bosworth Incorporated and Century Casinos, Inc., as modified on August 8, 1995.

10.56 Casinos Management Consulting Agreement by and between Rhodes Casino, S.A. and Century Casinos, Inc.

10.57 Stock Purchase Agreement dated December 21, 1995 between Switzerland County Development Corp. ("Buyer") and Century Casinos Management, Inc. and Cimarron Investment Properties Corp. ("Sellers").

10.58          Consultancy Agreement - Chalkwell Limited.

-------------------

     5. The following exhibits were filed with the Form 8-K Current Report dated July 1, 1996 and are hereby incorporated by reference:

Exhibit No.                        Description

10.59 Second Amendment to Asset Purchase Agreement dated as of April 10, 1996, among Gold Creek Associates, L.P., WMCK Acquisition Corp. and Century Casinos, Inc.

10.60 Promissory Note dated March 19, 1992, made by Chrysore, Inc. in the original amount of $1,850,000 payable to R. & L Historic Enterprises, together with Assignment dated September 14, 1992 of said Promissory Note to TJL Enterprises, Inc. and Assignment dated May 16, 1996 of said Promissory Note to Century Casinos, Inc.

10.61 Promissory Note dated July 1, 1996, made by WMCK Acquisition Corp. in the original principal amount of $5,174,540 payable to Gold Creek Associates, L.P., together with Guaranty dated July 1, 1996, of said Promissory Note by Century Casinos, Inc.

10.62 Building Lease dated as of July 1, 1996, among TJL Enterprises, Inc., WMCK Acquisition Corp. and Century Casinos, Inc., together with Memorandum of Building Lease with Option to Purchase dated as of July 1, 1996, among the same parties.

10.63 Four Party Agreement, Assignment and Assumption of Lease, Consent to Assignment of Lease, Confirmation of Option Agreement and
               Estoppel Statements dated as of July 1, 1996, among Harold William Large, Teller Realty, Inc., Gold Creek Associates, L.P., and WMCK Acquisition Corp.

10.64 Consulting Agreement dated as of July 1, 1996, between WMCK Acquisition Corp. and James A. Gulbrandsen.

10.65 Consulting Agreement dated as of July 1, 1996, between WMCK Acquisition Corp. and Gary Y. Findlay.

10.66 Stock Transfer and Registration Rights Agreement dated as of July 1, 1996, between Century Casinos, Inc. and James A. Gulbrandsen and Gary Y. Findlay.
-------------------

     6.   The following exhibits are filed herewith:

Exhibit No.                        Description

10.67          Office Lease - 26 South Tejon Street, Colorado Springs, Colorado.

21             Subsidiaries of the Registrant.

23.1           Consent of Independent Accountants.

     b.   Reports  on Form 8-K  Filed  During  the  Registrant's  Fourth  Fiscal
          Quarter:

               No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado on March 24, 1997.

                                       CENTURY CASINOS,  INC.

                                       By:/s/ James D. Forbes
                                       ----------------------
                                       James D. Forbes, President

                                       /s/ Brad Dobski
                                       ---------------
                                       Brad Dobski, Chief Accounting
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Forbes and Norbert Teufelberger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all pre-effective and post-effective amendments to this Form 10- KSB, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.

Signature
Title
/s/ Erwin Haitzmann                                  Chairman of the Board
-------------------
Erwin Haitzmann

/s/ Peter Hoetzinger                                 Vice Chairman of the Board
-------------------
Peter Hoetzinger

/s/ James D. Forbes                                  President and Director
-------------------
James D. Forbes

/s/ Norbert Teufelberger                             Director
-------------------
Norbert Teufelberger

                                  EXHIBIT INDEX

Exhibit No.                         Description

10.67 Office Lease - 26 South Tejon Street, Colorado Springs, Colorado, filed herewith.

21             Subsidiaries of the Registrant, filed herewith.

23.1           Consent of Independent Accountants, filed herewith.