Form 10QSB
period 1997-03-31
CENTURY CASINOS INC
filed 1997-05-09
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

                       Commission file number    0-22290

                              CENTURY CASINOS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        84-1271317
 (State of incorporation)                           (IRS Employer ID No.)

       26 South Tejon Street, Suite 203, Colorado Springs, Colorado 80903
                    (Address of principal executive offices)

                                 (719) 473-7770
                                 (Phone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X No

                Number of shares of common stock, $.01 par value,
                   outstanding as of May 9, 1997: 15,861,885

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                     Page Number

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheet as of  March 31, 1997 .....   3
                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996 ...........   4
                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended March 31, 1997 and 1996 ...   5
                  Notes to Consolidated Financial Statements ...........   6

Item 2            Manaement's Discussion and Analysis...................   8

PART II           OTHER INFORMATION.....................................  11

SIGNATURES

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                  March 31, 1997
ASSETS                                                            --------------

CURRENT ASSETS:
         Cash and cash equivalents ..........................       $ 4,453,243
         Prepaid expenses and other..........................           738,630
                                                                    -----------
Total current assets ........................................         5,191,873

PROPERTY AND EQUIPMENT, net .................................        12,533,917

GOODWILL, net ...............................................        13,632,696

OTHER ASSETS ................................................         1,003,104
                                                                    -----------
TOTAL .......................................................       $32,361,590
                                                                    ===========
LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt .........................   $  1,595,818
         Accounts payable and accrued expenses .................      2,188,091
                                                                    -----------
Total current liabilities ......................................      3,783,909

LONG-TERM DEBT, less current portion ...........................      8,257,791

SHAREHOLDERS' EQUITY:
    Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued or outstanding
         Common stock; $.01 par value; 50,000,000 shares
            authorized; 15,861,885 shares issued and outstanding        158,619
         Additional paid-in capital.............................     24,871,048
         Foreign currency translation adjustment ...............        (18,675)
         Accumulated deficit ...................................     (4,691,102)
                                                                   ------------
Total shareholders' equity......................................     20,319,890
                                                                   ------------
TOTAL ..........................................................   $ 32,361,590
                                                                   ============
                 See notes to consolidated financial statements.



                     CENTURY CASINOS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                 ----------------------------
                                                                       1997           1996
                                                                 ------------    ------------

OPERATING REVENUE:
Casino .......................................................   $  4,358,617    $  1,100,812
Food and beverage ............................................        209,270          57,181
Hotel ........................................................         10,108
Other ........................................................         66,973          18,563
                                                                 ------------     -----------
                                                                    4,644,968       1,176,556
Less promotional allowances ..................................       (176,824)        (42,695)
                                                                 ------------     -----------
           Net operating revenue .............................      4,468,144       1,133,861

OPERATING COSTS AND EXPENSES:
Casino .......................................................      2,550,167         478,641
Food and beverage  ...........................................         91,619          13,541
Hotel ........................................................          3,223
General and administrative ...................................      1,310,121         717,561
Depreciation and amortization ................................        685,501         315,114
                                                                 ------------     -----------
           Total operating costs and expenses.................      4,640,631       1,524,857
                                                                 ------------     -----------
LOSS FROM OPERATIONS .........................................       (172,487)       (390,996)

OTHER INCOME (EXPENSE), net ..................................       (173,474)         10,701
                                                                 ------------     -----------
LOSS BEFORE INCOME TAXES .....................................       (345,961)       (380,295)

INCOME TAX BENEFIT ...........................................       (122,000)

NET LOSS .....................................................   $   (223,961)   $   (380,295)
                                                                 ============    ============
LOSS PER SHARE ...............................................   $      (0.01)   $      (0.03)
                                                                 ============    ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..............................................     15,861,885      11,602,839
                                                                 ============    ============

       See notes to consolidated financial statements.

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                   --------------------------
                                                        1997           1996
                                                   -----------    -----------
CASH PROVIDED BY (USED IN) OPERATIONS ..........   $   592,353    $  (109,410)
                                                   -----------    -----------
CASH USED IN INVESTING ACTIVITIES ..............      (213,311)      (123,850)
                                                   -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (482,339)     1,220,976
                                                   -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                      (103,297)       987,716

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD ..................................     4,556,540      2,033,471
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD ..................................   $ 4,453,243    $ 3,021,187
                                                   ===========    ===========


    SUPPLEMENTAL DISCLOSURE OF NONCASH
       INVESTING AND FINANCING ACTIVITIES:

Equipment acquired through long-term financing     $    62,512




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid by the Company was $213,232 and $49,610 for the three months ended March 31, 1997 and 1996.

     Income taxes paid by the Company were $15,892 and $9,800 for the three months ended March 31, 1997 and 1996.


                 See notes to consolidated financial statements.

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
         Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado; act as concessionaire of a small casino on a luxury cruise ship; and are pursuing a number of additional gaming opportunities in the United States and internationally. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino, which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends Casino. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks Casino. The accompanying financial statements include the results of operations acquired from Gold Creek
         for  the  period   subsequent  to  June  30,  1996.

          The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1996.

2.       INCOME TAXES
         The income tax benefit for the three months ended March 31, 1997, was $122,000. The benefit is based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill resulting from the Alpine acquisition, and utilization of available net operating loss carryforwards ("NOLs"). The Company did not record an income tax benefit for the three months ended March 31, 1996, because the estimated annual effective income tax rate was immaterial.

3.       LOSS PER SHARE
         Loss per share for the Company for the three months ended March 31, 1997 and 1996, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculation as their effect would be antidilutive for both periods. Shares which the Company is obligated to issue on July 1, 1998, in connection with the Gold Creek acquisition consummated on July 1, 1996, are considered common stock equivalents but have not been included in the calculation of weighted average number of shares for the three months ended March 31, 1997 as their effect would be antidilutive.

          In February 1997 the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 and establishes new guidelines for the computation and presentation of earnings per share. A measurement designated "basic earnings per share" replaces "primary earnings per share." Basic earnings per share considers only outstanding common stock in the computation. A measurement designated "diluted earnings per share" replaces "fully diluted earnings per share," although the computations are similar in that both give effect to all potentially dilutive securities. The Company will be required to apply the provisions of SFAS No. 128 in the fourth quarter of 1997 and earnings per share presented for earlier periods will be required to be restated; earlier application of the new standard is not permitted. The pro forma effect on loss per share for the three months ended March 31, 1997 and 1996, had adoption of SFAS No. 128 been required in the first quarter of 1997, is not material.

  4.     DEBT REFINANCING
         On March 31, 1997, the Company entered into a four-year, $13 million revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). The initial borrowing drawdown under the RCF of $12.2 million on April 3, 1997, was used to retire approximately $9.2 million of secured debt of the Company's principal operating subsidiaries in Cripple Creek, which operate as Womacks Casino. The Company also exercised a purchase option and acquired a portion of Womacks Casino, previously subject to a long-term operating lease, for $1.85 million. Bank fees and other costs paid at closing were approximately $200,000 and the remaining proceeds are available for general operating purposes. The RCF is secured by substantially all of the real and personal property of Womacks Casino. Borrowings bear interest at Wells Fargo's prime rate plus one percent, payable quarterly, and an annual commitment fee of one-half percent, payable quarterly, is charged on the unused portion of the RCF. Quarterly principal repayments of $375,000 are required beginning July 1, 1997, with a corresponding reduction in borrowing capacity, and all outstanding principal is due April 2001. The current portion of long-term debt in the accompanying consolidated balance sheet as of March 31, 1997, includes principal repayments required under the RCF through March 31, 1998. Under the RCF, the Company is required to comply with certain financial covenants, and Womacks Casino is subject to certain capital expenditure requirements and restrictions on investments. In connection with securing the RCF, the Company incurred and capitalized approximately $300,000 of out-of-pocket costs, comprising principally nonrefundable bank commitment fees and attorneys' fees, and including costs incurred prior to closing. These deferred costs will be charged to operations on a straight-line basis over the term of the RCF. An extraordinary charge, net of income taxes, of approximately $140,000, representing a prepayment premium on one of the retired borrowings, will be recognized in the second quarter of 1997.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Forward-Looking Statements, Business Environment and Risk Factors

Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are
forward-looking   statements.

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

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations
On July 1, 1996, the Company acquired the assets of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The accompanying financial statements include the results of operations of Womacks only for the period subsequent to June 30, 1996. Accordingly, results for the three months ended March 31, 1997, cannot be readily compared with results for the respective period in 1996.

Three Months Ended March 31, 1997 vs. 1996

Net operating revenue for the first quarter of 1997 was $4,468,144 compared with $1,133,861 in the year-earlier period, an increase of 294%, principally as a result of the Gold Creek acquisition. Casino revenue from the Company's Cripple Creek operations increased to $4,195,431 from $968,144. On a pro forma basis, Womacks' revenue increased 11.0% year over year in the first quarter. Womacks' casino revenue in the current period represents a 17.2% share of the Cripple Creek market versus 16.8% on a pro forma basis for the first quarter of 1996. The other component of casino revenue derives from the Company's cruise ship concessions, which showed an increase from $132,668 to $163,186. The increase was primarily attributable to the operations of the Silver Wind, where casino revenue increased from $53,246 to $82,454, with the remaining increase coming from the Silver Cloud. The casino gross margin for the first quarter of 1997 was $25,654 for the Silver Cloud and $9,679 for the Silver Wind. The concession contract for the Silver Cloud expires in May 1997. The concession contract for the Silver Wind is up for renewal in January 1998, and management believes it is likely that it will not be renewed. Gross margin from the Company's casino activities was 41.5% in 1997 and 56.5% in 1996. The decrease in margin is primarily due to a higher effective gaming tax rate, 11.2% in 1997 versus 5.1% in 1996, as well as increased promotion and marketing costs in the current-year period. Included in promotion and marketing costs for the first quarter of 1997 were costs associated with the start of a busing program by Womacks Casino between the Colorado Springs/Pueblo feeder market and Cripple Creek. The busing program has not yet resulted in the anticipated increase in casino revenue. Additionally, management believes that construction undertaken on a property adjacent to Womacks Casino had a negative effect on walk-in traffic during the quarter. Construction is expected to continue through the second quarter of 1997 and could have a further adverse impact on the operating margin of Womacks Casino in the near term.

Food and beverage revenue increased 266% to $209,270. Womacks operates a full-service restaurant and five bars, whereas in 1996 the Legends restaurant operation was scaled back during the first quarter. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $262,716 in the first three months of 1997 as compared with $60,184 in the prior year. The increase in other revenue resulted principally from parking facilities which Womacks operated in 1997.

Although general and administrative expense increased from $717,561 to $1,310,121, it represents a decrease as a percentage of net operating revenue from 63.3% to 29.3%. The most significant contributors to the percentage
improvement  were  relatively   lower  payroll  costs  and  professional   fees.

Depreciation expense increased to $350,125 from $129,738 and amortization of goodwill increased to $335,376 from $185,376. Both increases were due mainly to the Gold Creek acquisition. Other expense, net, for the first quarter of 1997 comprised $211,276 of interest expense and $37,802 of interest income.

Other income, net, for the prior year period consisted of $43,530 of interest expense, $34,007 of interest income and gain on fixed asset dispositions of $20,224. The increase in interest expense was mainly attributable to the overall increase in long-term debt which resulted from the Gold Creek acquisition.


Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $4,453,243 and a net working capital position of $1,407,964. Operations provided cash flow of $592,353 in the first quarter of 1997. Capital expenditures were $255,422, the majority of which were related to Womacks Casino, and repayments of debt principal totaled $417,339.

As described more fully in Note 4 to the financial statements, in April 1997 the Company refinanced the majority of its long-term debt through a $13 million revolving credit facility with Wells Fargo Bank. Management believes that the resulting consolidation of a majority of the Company's debt will afford the Company more flexibility to pursue additional gaming ventures.

With the Company's present cash balance and anticipated cash flow from operations, management believes that the Company has sufficient liquidity to service its debt, make planned capital expenditures and pursue growth opportunities in the near and medium-term.

PART II

OTHER INFORMATION

Item 1. - Legal Proceedings

         The Company is not a party to, nor is it aware of, any pending or threatened litigation.

Item 6. - Exhibits and Reports on Form 8-K

   (a)    Exhibits - The following exhibits are filed herewith:

   10.68 Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor").

27 Financial Data Schedule

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed uring the quarter ended March 31, 1997.


SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
---------------------------
Brad Dobski
Vice President - Finance
Chief Accounting Officer and duly authorized officer
Date: May 9, 1997