Form 10QSB
period 1997-06-30
CENTURY CASINOS INC
filed 1997-08-01
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________ .

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

                                 (719) 473-7770
                                 (Phone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Number of shares of common stock, $.01 par value,
                       outstanding as of August 1, 1997:
                                   15,861,885

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                     Page Number

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Consolidated Balance Sheet as of June 30, 1997             3

              Consolidated Statements of Operations for                  4
              the Three Months Ended June 30, 1997 and 1996

              Consolidated Statements of Operations for                  5
              the Six Months Ended June 30, 1997 and 1996

              Consolidated Condensed Statements of Cash Flows            6
              for the Six Months Ended June 30, 1997 and 1996

              Notes to Consolidated Financial Statements                 7

Item 2.       Management's Discussion and Analysis                       9

PART II       OTHER INFORMATION                                          13

SIGNATURES

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                                June 30, 1997
                                                                                                -------------
      ASSETS
      Current Assets:
          Cash and cash equivalents                                                            $      2,160,087
          Short-term investments                                                                      1,550,772
          Prepaid expenses and other                                                                    616,465
                                                                                              -----------------
             Total current assets                                                                     4,327,324

      Property and Equipment, net                                                                    14,169,303

      Goodwill, net                                                                                  13,269,386

      Other Assets                                                                                      998,063
                                                                                              -----------------
      Total                                                                                    $     32,764,076
                                                                                              =================

      LIABILITIES AND SHAREHOLDERS'  EQUITY

      Current Liabilities:
           Current portion of long-term debt                                                   $        478,770
         Accounts payable and accrued expenses                                                        1,990,803
                                                                                              -----------------
             Total current liabilities                                                                2,469,573

      Long-Term Debt, less current portion                                                           10,346,641

      Shareholders' Equity:
          Preferred stock; $.01 par value; 20,000,000 shares
             authorized; no shares issued or outstanding
         Common stock; $.01 par value; 50,000,000 shares
            authorized; 15,861,885 shares issued and outstanding                                        158,619
         Additional paid-in capital                                                                  24,883,213
         Foreign currency translation                                                                   (22,384)
         Accumulated deficit                                                                         (5,071,586)
                                                                                              -----------------
             Total shareholders' equity                                                              19,947,862
                                                                                              -----------------
      Total                                                                                    $     32,764,076
                                                                                              =================

       See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                   For the Three Months Ended June 30,
                                                                                   -----------------------------------
                                                                                   1997                           1996
                                                                                   ----                           ----
     Operating Revenue:
        Casino                                                              $       4,919,156             $      1,209,387
        Food and beverage                                                             234,474                       52,624
        Hotel                                                                          11,263
        Other                                                                          89,822                       20,878
                                                                           -------------------           ------------------
                                                                                    5,254,715                    1,282,889
        Less promotional allowances                                                  (196,870)                     (49,644)
                                                                           -------------------           ------------------
                Net operating revenue                                               5,057,845                    1,233,245
                                                                           -------------------           ------------------

     Operating Costs and Expenses:
        Casino                                                                      2,784,790                      448,955
        Food and beverage                                                             109,152                       11,718
        Hotel                                                                           3,512
        General and administrative                                                  1,284,358                      698,520
        Depreciation and amortization                                                 722,638                      325,592
                                                                           -------------------           ------------------

            Total operating costs and expenses                                      4,904,450                    1,484,785
                                                                           -------------------           ------------------

     Income (Loss) from Operations                                                    153,395                     (251,540)
        Other expense, net                                                           (342,019)                    (468,160)
                                                                           -------------------           ------------------
     Loss Before Income Taxes and Extraordinary Item                                 (188,624)                    (719,700)
        Provision for income taxes                                                     20,000
                                                                           -------------------           ------------------
     Loss Before Extraordinary Item                                                  (208,624)                    (719,700)
        Extraordinary item - debt prepayment penalty, net of
             income tax benefit of $40,000                                           (171,860)
                                                                           ===================           ==================
     Net Loss                                                               $        (380,484)            $       (719,700)
                                                                           ===================           ==================

     Loss Per Share:
        Before extraordinary item                                           $           (0.01)            $          (0.06)
        Extraordinary item                                                              (0.01)
                                                                           ===================           ==================
        Net loss                                                            $           (0.02)            $          (0.06)
                                                                           ===================           ==================

     Weighted Average Common Shares Outstanding                                    15,861,885                   12,281,992
                                                                           ===================           ==================


       See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                      For the Six Months Ended June 30,
                                                                                      ---------------------------------
                                                                                      1997                         1996
                                                                                      ----                         ----
     Operating Revenue:
        Casino                                                              $       9,277,773             $      2,310,199
        Food and beverage                                                             443,744                      109,805
        Hotel                                                                          21,371
        Other                                                                         156,795                       39,441
                                                                           -------------------           ------------------
                                                                                    9,899,683                    2,459,445
        Less promotional allowances                                                 (373,694)                     (92,339)
                                                                           -------------------           ------------------
                Net operating revenue                                               9,525,989                    2,367,106
                                                                           -------------------           ------------------

     Operating Costs and Expenses:
        Casino                                                                      5,334,957                      927,596
        Food and beverage                                                             200,771                       25,259
        Hotel                                                                           6,735
        General and administrative                                                  2,594,479                    1,416,081
        Depreciation and amortization                                               1,408,139                      640,706
                                                                           -------------------           ------------------

            Total operating costs and expenses                                      9,545,081                    3,009,642
                                                                           -------------------           ------------------

     Loss from Operations                                                             (19,092)                    (642,536)
        Other expense, net                                                           (515,493)                    (457,459)
                                                                           -------------------           ------------------
     Loss Before Income Taxes and Extraordinary Item                                 (534,585)                  (1,099,995)
        Income tax benefit                                                           (102,000)
                                                                           -------------------           ------------------
     Loss Before Extraordinary Item                                                  (432,585)                  (1,099,995)
        Extraordinary item - debt prepayment penalty, net of
             income tax benefit of $40,000                                           (171,860)
                                                                           ===================           ==================
     Net Loss                                                               $        (604,445)            $     (1,099,995)
                                                                           ===================           ==================

     Loss Per Share:
        Before extraordinary item                                           $           (0.03)            $          (0.09)
        Extraordinary item                                                              (0.01)
                                                                           ===================           ==================
        Net loss                                                            $           (0.04)                       (0.09)
                                                                           ===================           ==================

     Weighted Average Common Shares Outstanding                                    15,861,885                   11,942,415
                                                                           ===================           ==================


       See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   For the Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                   1997                         1996
                                                                                   ----                         ----
  Cash provided by (used in) operations                                       $         1,144,767        $         (91,545)
                                                                             ---------------------      -------------------

   Cash used in investing activities                                                   (3,563,756)                (604,795)
                                                                             ---------------------      -------------------

   Cash provided by financing activities                                                   22,536                6,416,281
                                                                             ---------------------      -------------------

   Increase (decrease) in cash and cash equivalents                                    (2,396,453)               5,719,941


   Cash and cash equivalents at beginning of period                                     4,556,540                2,033,471
                                                                             ---------------------      -------------------

   Cash and cash equivalents at end of period                                 $         2,160,087        $       7,753,412
                                                                             =====================      ===================



    Supplemental Disclosure of Noncash Investing and Financing Activities:

        Equipment acquired through long-term financing                        $            62,512



    Supplemental Disclosure of Cash Flow Information:

     Interest paid by the Company was $317,007 and $76,613 for the six months ended June 30, 1997 and 1996.
     Income taxes paid by the Company were $14,080 and $9,800 for the six months ended June 30, 1997 and 1996.


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

2.   INCOME TAXES
     The income tax provision (benefit) for the three-month and six-month periods ended June 30, 1997, was $20,000 and $(102,000), respectively, exclusive of the estimated tax benefit associated with an extraordinary charge. The provision (benefit) is based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill resulting from the Alpine acquisition, and utilization of available net operating loss carryforwards ("NOLs"). The Company did not record an income tax benefit for the three months or six months ended June 30, 1996, because the estimated annual effective income tax rate was immaterial.

3.   LOSS PER SHARE
     Loss per share for the Company for the three-month and six-month periods ended June 30, 1997 and 1996, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculation, as their effect would be antidilutive for all periods presented. Shares which the Company is obligated to issue on July 1, 1998, in connection with the Gold Creek acquisition, are considered common stock equivalents but have not been included in the calculation of weighted average number of shares for the three months and six months ended June 30, 1997, as their effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 and establishes new guidelines for the computation and presentation of earnings per share. A measurement designated "basic earnings per share" replaces "primary earnings per share." Basic earnings per share considers only outstanding common stock in the computation. A measurement designated "diluted earnings per share" replaces "fully diluted earnings per share," although the computations are similar in that both give effect to all potentially dilutive securities. The Company will be required to apply the provisions of SFAS No. 128 in the fourth quarter of 1997, and earnings per share presented for earlier periods will be required to be restated; earlier application of the new standard is not permitted. The pro forma effect on loss per share for the three months and six months ended June 30, 1997 and 1996, had adoption of SFAS No. 128 been required in the second quarter of 1997, is not material.

4.   DEBT REFINANCING
     On March 31, 1997, the Company entered into a four-year, $13 million revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). The initial borrowing drawdown under the RCF of $12.2 million on April 3, 1997, was used to retire approximately $9.2 million of secured debt relating to Womacks Casino. The Company also exercised a purchase option and acquired a portion of Womacks Casino, previously subject to a long-term operating lease, for $1.85 million. Bank fees and other costs paid at closing were approximately $200,000 and the remaining proceeds are available for general operating purposes. The RCF is secured by substantially all of the real and personal property of Womacks Casino. Borrowings bear interest at Wells Fargo's prime rate plus one percent, payable quarterly, and an annual commitment fee of one-half percent, payable quarterly, is charged on the unused portion of the RCF. The Company also maintains an operating account with Wells Fargo, the balance of which is offset against the outstanding borrowings for purposes of calculating interest. The borrowing capacity under the RCF is reduced by $375,000 quarterly, beginning July 1, 1997. Quarterly repayments of principal are required to the extent that outstanding borrowings exceed borrowing capacity at the beginning of any quarter. Based upon the balance of outstanding borrowings at June 30, 1997, and the scheduled reductions in borrowing capacity over the next 12 months, the entire balance of outstanding borrowings has been classified as long-term in the accompanying balance sheet. Under the RCF, the Company is required to comply with certain financial covenants, and Womacks Casino is subject to certain capital expenditure requirements and restrictions on investments. In connection with securing the RCF, the Company incurred and capitalized approximately $350,000 of out-of-pocket costs, comprising principally nonrefundable bank commitment fees and attorneys' fees, and including costs incurred prior to closing. These deferred costs will be charged to operations on a straight-line basis over the term of the RCF. An extraordinary charge, net of income taxes, of $171,860, representing a prepayment premium on one of the retired borrowings, was recognized in the second quarter of 1997.

     At June 30, 1997, the Company's outstanding borrowings under the RCF were approximately $3.2 million less than available borrowing capacity.

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

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, the Company's present dependence upon the Cripple Creek, Colorado gaming market, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations
On July 1, 1996, the Company acquired the assets of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The accompanying financial statements include the results of operations of Womacks only for the period subsequent to June 30, 1996. Accordingly, results for the three months and six months ended
June 30, 1997, cannot be readily compared with results for the respective periods in 1996.


Three Months Ended June 30, 1997 vs. 1996
Net operating revenue for the second quarter of 1997 was $5,057,845 compared with $1,233,245 in the year-earlier period, an increase of 310%, principally as a result of the Gold Creek acquisition. Casino revenue from the Company's Cripple Creek operations increased to $4,919,156 from $1,209,387. On a pro forma basis, Womacks' casino revenue increased 11.7% year over year in the second quarter. The other component of casino revenue relates to the Company's cruise ship concessions, which decreased from $125,569 to $89,578, primarily as a result of the expiration of the casino concession contract for the Silver Cloud in May 1997. The concession contract for the Silver Wind is up for renewal in January 1998, and management believes it is likely that the contract will not be renewed. Operating margin for the concession operations was $(9,669) for the second quarter of 1997 and $18,235 for the year-earlier period. Gross margin from all the Company's casino activities was 43.4% in 1997 and 62.9% in 1996. The decrease in margin is primarily due to a higher effective gaming tax rate resulting from the increased revenue base, as well as increased promotion and marketing costs in the current-year period. Additionally, management believes that ongoing construction undertaken on a property adjacent to Womacks Casino in the first quarter of 1997 continues to have a negative effect on customer walk-in traffic. Construction is expected to continue into the third quarter of 1997 and could have a further adverse impact on the operating margin of Womacks Casino in the near term.

Food and beverage revenue increased 346% to $234,474. Womacks operates a full-service restaurant and five bars, whereas in 1996 the Legends restaurant operation was closed during the second quarter. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $260,506 in the second three months of 1997 as compared with $35,760 in the prior year. The increase in other revenue resulted principally from parking facilities that Womacks began operating in the second half of 1996.

Although general and administrative expense increased from $698,520 to $1,284,358, it represents a decrease as a percentage of net operating revenue from 56.6% to 25.4%. Contributing to the percentage improvement were relatively lower payroll costs, professional fees and travel expenses.

Depreciation expense increased to $387,262 from $139,590 and amortization of goodwill increased to $335,376 from $186,002. Both increases were due mainly to the Gold Creek acquisition.

Other expense, net, for the second quarter of 1997 comprised $315,861 of interest expense, $40,956 of interest income, a loss of $45,373 from the writedown of gaming equipment associated principally with the Silver Cloud operations, and amortization of deferred costs of $21,741 related to the Wells Fargo refinancing. Other expense, net, for the prior year period consisted of $53,262 of interest expense, $66,260 of interest income, a loss of $174,466 principally related to the closing of the Legends restaurant and interior remodeling of Legends in anticipation of the Gold Creek acquisition, and the writeoff of previously deferred costs, totaling $306,692, related to debt financing efforts which did not result in the consummation of financing. The increase in interest expense from 1996 to 1997, is mainly attributable to the overall increase in long-term debt which resulted from the Gold Creek acquisition.

In connection with the Wells Fargo refinancing in April 1997, the Company recognized an extraordinary charge of $171,860, net of tax benefit, which resulted from a prepayment penalty applicable to one of the debt obligations refinanced.


Six Months  Ended June 30,  1997 vs. 1996
Net operating revenue increased by $7,158,883 to $9,525,989 for the six months ended June 30, 1997 as compared with the 1996 period, principally as a result of the Gold Creek acquisition. Consolidated casino revenue increased 302% on a year-to-year basis, mostly attributable to the larger scale of operations in the Cripple Creek market. On a pro forma basis, casino revenue from the Company's Cripple Creek operations increased by 11.4%, with Womacks Casino maintaining a 17.2% market share in Cripple Creek for the first half of 1997. At June 30, 1997, Womacks Casino had approximately 11.3% of total gaming positions in Cripple Creek. Casino revenue from the cruise ship concessions was little changed from the prior year. The overall casino margin for the 1997 six-month period was 42.5% as compared with 59.8% in 1996. Accounting for the lower margin were a higher effective gaming tax rate and higher promotional and marketing expenses.

Food and beverage revenue increased from $109,805 to $443,744, an increase of 304% from the prior year. The increase results from the more extensive restaurant and bar facilities in service following the Gold Creek acquisition. The cost of promotional allowances, included in casino cost, was $523,222 in 1997 and $95,944 in 1996.

General and administrative expense increased from $1,416,081 in the first six months of 1996 to $2,594,479 in the 1997 period. As a percentage of net operating revenue, however, this represents a decrease from 59.8% to 27.2%. Proportionately lower payroll, professional service and travel costs were the most significant components of the percentage improvement.

Year-to-date depreciation expense for 1997 was $737,387 as compared with $269,329 for the same period in 1996. Goodwill amortization expense increased to $670,752 from $371,377 a year earlier. Both increases are principally a result of the Gold Creek acquisition.

Other expense, net, for the first six months of 1997 consisted of $526,377 of interest expense, $78,758 of interest income, a loss of $46,133 from the writedown of gaming equipment associated principally with the Silver Cloud operations, and amortization of deferred costs of $21,741 related to the Wells Fargo refinancing. Other expense, net, for the same period in the prior year consisted of $96,791 of interest expense, $100,267 of interest income, a net loss from the retirement and disposal of fixed assets of $154,243, principally related to the closing of the Legends restaurant and interior remodeling of Legends in anticipation of the Gold Creek acquisition, and the writeoff of previously deferred costs, totaling $306,692, related to debt financing efforts which did not result in the consummation of financing.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $3,710,859 at June 30, 1997, and the Company had net working capital of $1,857,751. For the six months ended June 30, 1997, cash used in investing activities included the purchase of a portion of Womacks Casino, previously subject to a long-term operating lease, for $1.85 million, approximately $500,000 of other fixed asset additions, and the purchase of $1.5 million of short-term fixed income securities. The net cash provided by financing activities of $22,536 principally resulted from the Wells Fargo refinancing. At June 30, 1997, the Company's outstanding borrowings under the Wells Fargo revolving credit facility were approximately $3.2 million less than the available borrowing capacity of $13 million, providing the Company with additional financial flexibility.

In June 1997, the Company filed applications with two consortia for casino licenses in the province of Gauteng, South Africa. The Company has signed long-term casino management contracts with both consortia, with one of the agreements providing that, should a license be granted, the Company would make a minority equity investment of approximately $2,000,000. The equity contribution, if required, would likely be funded through the Company's existing cash and short-term investments. Final decisions by regulatory authorities on the outcomes of the two license applications are expected in the fourth quarter of 1997.

Management believes that the Company's working capital position at June 30, 1997, together with expected cash flow from operations, will be adequate to satisfy its debt repayment obligations, meet its potential equity contribution requirements and pursue additional business growth opportunities for the foreseeable future.

                         * * * * * * * * * * * * * * * *

PART II

OTHER INFORMATION

Item 1. - Legal Proceedings

         The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item 6. - Exhibits and Reports on Form 8-K

         (a)   Exhibits - The following exhibit is filed herewith:

              27            Financial Data Schedule

         (b)   Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  * * * * * * *
SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
---------------------------
Brad Dobski
Vice President - Finance
Chief Accounting Officer and duly authorized officer
Date: August 1, 1997