Form 10QSB
period 1997-09-30
CENTURY CASINOS INC
filed 1997-10-28
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___     QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

   Number of shares of common stock, $.01 par value, outstanding as of October
                                   28, 1997:

                                   15,861,885

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                   Page Number

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements (unaudited)

                   Consolidated Balance Sheet as of  September 30,       3
                   1997
                   Consolidated Statements of Operations for the         4
                   Three Months Ended September 30, 1997 and 1996
                   Consolidated Statements of Operations for the         5
                   Nine Months Ended September 30, 1997 and 1996
                   Consolidated Condensed Statements of Cash Flows       6
                   for the Nine Months Ended September 30, 1997 and
                   1996
                   Notes to Consolidated Financial Statements            7

Item 2.            Management's Discussion and Analysis                 10

PART II            OTHER INFORMATION                                    14

SIGNATURES

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                September 30,
                                                                    1997
                                                                -------------
    ASSETS

    Current Assets:
       Cash and cash equivalents                                $  2,740,183
       Short-term investments                                      1,572,000
       Prepaid expenses and other                                    799,685
                                                                ------------
         Total current assets                                      5,111,868

    Property and Equipment, net                                   14,625,802

    Goodwill, net                                                 12,934,010

    Other Assets                                                     615,213
                                                                ------------
    Total                                                       $ 33,286,893
                                                                ============

    LIABILITIES AND SHAREHOLDERS'  EQUITY

    Current Liabilities:
         Current portion of long-term debt                      $    460,573
      Accounts payable and accrued expenses                        2,164,871
                                                                ------------
         Total current liabilities                                 2,625,444

    Long-Term Debt, less current portion                          10,123,039

    Shareholders' Equity:
        Preferred stock; $.01 par value; 20,000,000 shares
           authorized; no shares issued or outstanding
      Common stock; $.01 par value; 50,000,000 shares
         authorized; 15,861,885 shares issued and outstanding        158,619
      Additional paid-in capital                                  24,895,378
      Foreign currency translation                                   (23,808)
      Accumulated deficit                                         (4,491,779)
                                                                ------------
         Total shareholders' equity                               20,538,410
                                                                ------------
    Total                                                       $ 33,286,893
                                                                ============

     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      For the Three Months Ended
                                                             September 30,
                                                       1997                1996
                                                       ----                ----


    Operating Revenue:
      Casino                                        $  5,464,650        $  4,919,753
      Food and beverage                                  275,516             252,457
      Hotel                                               22,657              16,101
      Other                                              112,517             169,637
                                                    ------------        ------------
                                                       5,875,340           5,357,948
      Less promotional allowances                       (207,960)           (180,643)
                                                    ------------        ------------
               Net operating revenue                   5,667,380           5,177,305
                                                    ------------        ------------

    Operating Costs and Expenses:
      Casino                                           2,718,718           1,716,166
      Food and beverage                                  118,009             207,133
      Hotel                                                5,316               4,826
      General and administrative                       1,313,028           1,269,070
      Depreciation and amortization                      765,714             642,599
                                                    ------------        ------------

         Total operating costs and expenses            4,920,785           3,839,794
                                                    ------------        ------------

    Income from Operations                               746,595           1,337,511
      Other expense, net                                (162,788)           (304,864)
                                                    ------------        ------------
    Income before Income Taxes                           583,807           1,032,647
      Provision for income taxes                           4,000              17,000
                                                    ============        ============
    Net Income                                      $    579,807        $  1,015,647
                                                    ============        ============

    Income Per Share                                $       0.03        $       0.06
                                                    ============        ============

    Weighted Average Common Shares Outstanding        18,217,648          16,921,885
                                                    ============        ============


     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      For the Nine Months Ended
                                                             September 30,
                                                       1997                1996
                                                       ----                ----


    Operating Revenue:
      Casino                                        $14,742,423         $  7,229,952
      Food and beverage                                 719,260              362,262
      Hotel                                              44,028               16,101
      Other                                             269,312              209,078
                                                    -----------         ------------
                                                     15,775,023            7,817,393
      Less promotional allowances                      (581,654)            (272,982)
                                                    -----------         ------------
               Net operating revenue                 15,193,369            7,544,411
                                                    -----------         ------------

    Operating Costs and Expenses:
      Casino                                          8,053,675            2,643,762
      Food and beverage                                 318,780              232,392
      Hotel                                              12,051                4,826
      General and administrative                      3,907,507            2,685,151
      Depreciation and amortization                   2,173,853            1,283,305
                                                    -----------         ------------

         Total operating costs and expenses          14,465,866            6,849,436
                                                    -----------         ------------

    Income from Operations                              727,503              694,975
      Other expense, net                               (678,281)            (762,323)
                                                    -----------         ------------
    Income (Loss) Before Income Taxes and                49,222              (67,348)
    Extraordinary Item
      Provision for income taxes (benefit)              (98,000)              17,000
                                                    -----------         ------------
    Income (Loss) Before Extraordinary Item             147,222              (84,348)
      Extraordinary item - debt prepayment
       premium, net of
         income tax benefit of $40,000                 (171,860)
                                                    -----------         ------------
    Net Loss                                        $   (24,638)        $    (84,348)
                                                    ===========         ============

    Income (Loss) Per Share:
      Before extraordinary item                     $      0.01         $      (0.01)
      Extraordinary item                                  (0.01)
                                                    -----------         ------------
      Net loss                                      $     (0.00)        $      (0.01)
                                                    ===========         ============

    Weighted Average Common Shares Outstanding       15,861,885           13,248,905
                                                    ===========         ============


     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                       For the Nine Months Ended
                                                             September 30,
                                                         1997              1996
                                                         ----              ----

  Cash provided by operations                         $  2,515,614      $  2,115,793
                                                      ------------      ------------

  Cash used in investing activities                     (4,112,708)       (4,950,454)
                                                      ------------      ------------

  Cash provided by (used in) financing activities         (219,263)        5,768,282
                                                      ------------      ------------

  Increase (decrease) in cash and cash equivalents      (1,816,357)        2,933,621


  Cash and cash equivalents at beginning of period       4,556,540         2,033,471
                                                      ------------      ------------

  Cash and cash equivalents at end of period          $  2,740,183      $  4,967,092
                                                      ============      ============



   Supplemental Disclosure of Noncash Investing and Financing Activities:

      Equipment acquired through long-term financing  $     62,512      $    355,615



   Supplemental Disclosure of Cash Flow Information:

    Interest paid by the Company was $590,301 and $194,621 for the nine months ended September 30, 1997 and 1996.

    Income taxes paid by the Company were $14,090 and $9,800 for the nine months ended September 30, 1997 and 1996.


     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

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

2.   INCOME TAXES
     The income tax benefit for the nine-month period ended September 30, 1997, is based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill resulting from the Alpine acquisition, and utilization of available net operating loss carryforwards (`NOLs"). Of the total estimated benefit of $138,000, $40,000 was allocated to the extraordinary item recognized in the second quarter of 1997. The income tax provision of $4,000 for the three months ended September 30, 1997 reflects the change in the estimated annual effective income tax rate from the previous quarter. The income tax provision for the three-month and nine-month periods ended September 30, 1996, was $17,000, and consists principally of alternative minimum tax ("AMT") due to limitations on the utilization of NOLs for AMT purposes.

3.   INCOME (LOSS) PER SHARE
     Income (loss) per share for the Company for the three-month and nine-month periods ended September 30, 1997 and 1996, is based upon the weighted average number of common shares outstanding during the period. Outstanding warrants and options have not been considered in the calculations, as their effect would be antidilutive for all periods presented. Shares which the Company is obligated to issue on July 1, 1998, in connection with the Gold Creek acquisition, are considered common stock equivalents and are included in the calculation of weighted average number of shares for the three-months ended September 30, 1997 and 1996. The number of shares included in the calculation of outstanding shares is 2,355,763 and 1,060,000, respectively, and is determined by a formula using the Company's average stock price preceding the end of each period. The actual number of shares to be issued will be determined using the average stock price preceding July 1, 1998. The contingently issuable shares have not been included in the calculation of weighted average number of shares for the nine months ended September 30, 1997 and 1996, as their effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 and establishes new guidelines for the computation and presentation of earnings per share. A measurement designated "basic earnings per share" replaces "primary earnings per share." Basic earnings per share considers only outstanding common stock in the computation. A measurement designated "diluted earnings per share" replaces "fully diluted earnings per share," although the computations are similar in that both give effect to all potentially dilutive securities. The Company will be required to apply the provisions of SFAS No. 128 in the fourth quarter of 1997, and earnings per share presented for earlier periods will be required to be restated; earlier application of the new standard is not permitted. The pro forma effect on income (loss) per share for the three months and nine months ended September 30, 1997 and 1996, had adoption of SFAS No. 128 been required in the second quarter of 1997, is not material.

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

     The Company also maintains an operating account with Wells Fargo, the balance of which is offset against the outstanding borrowings for purposes of calculating interest. The borrowing capacity under the RCF is reduced by $375,000 quarterly. Quarterly repayments of principal are required to the extent that outstanding borrowings exceed borrowing capacity at the beginning of any quarter. Based upon the balance of outstanding borrowings at September 30, 1997, and the scheduled reductions in borrowing capacity over the next 12 months, the entire balance of outstanding borrowings has been classified as long-term in the accompanying balance sheet.

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

     At September 30, 1997, the Company's outstanding borrowings under the RCF were approximately $3 million less than available borrowing capacity.

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


Results of Operations
On July 1, 1996, the Company acquired the assets of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The accompanying financial statements include the results of operations of Womacks only for the period subsequent to June 30, 1996. Accordingly, results for the nine months ended September 30, 1997, cannot be readily compared with results for the respective period in 1996.

Three Months Ended September 30, 1997 vs. 1996

Net operating revenue for the third quarter of 1997 was $5,667,380 compared with $5,177,305 for the same period in 1996, an increase of 9.5%. Casino revenue from Womacks Casino increased 12.2% to $5,348,680 from $4,768,079 a year earlier. The other component of casino revenue relates to the Company's cruise ship concessions, which decreased from $151,674 to $115,970, primarily as a result of the expiration of the casino concession contract for the Silver Cloud in May 1997. The concession contract for the Silver Wind is up for renewal in January 1998, and management believes it is likely that the contract will not be renewed. Operating margin for the Silver Wind operations was $48,404 for the third quarter of 1997 and $32,584 for the year-earlier period. Gross margin from all the Company's casino activities was 50.2% in 1997 and 65.1% in 1996. The decrease in margin is primarily due to a higher effective gaming tax rate (in 1996 the Company benefited from the application of the lower tax rate tiers to the revenue of the acquired operations), as well as increased promotion and marketing costs in the current-year period. Construction undertaken in early 1997 on a competitor's property, adjacent to Womacks Casino, is nearing completion and the property is expected to open for business in the fourth quarter of 1997. Management cannot predict at this time whether the operations of Womacks Casino will be positively or adversely affected.

Food and beverage revenue increased 9.1% to $275,516 versus the third quarter of 1996. The cost of food and beverage promotional allowances, which is included in casino costs, increased to $217,453 in the third quarter of 1997 as compared with $138,888 in the prior year. The decrease in other revenue resulted principally from the receipt of a one-time payment of $66,000 in 1996 from a consulting project in South Africa.

General and administrative expense increased from $1,269,070 to $1,313,028, or 3.5%, but decreased slightly as a percentage of net operating revenue from 24.5% to 23.2%. Contributing to the percentage improvement were relatively lower payroll costs, professional fees and travel expenses.

Depreciation expense increased to $430,338 from $307,223, while amortization of goodwill remained unchanged at $335,376 for both periods. The increase in depreciation expense is attributable to the purchase of a portion of the Womacks Casino property in April 1997, as well as property improvements and gaming equipment acquired in the fourth quarter of 1996 and in 1997.

Other expense, net, for the third quarter of 1997 comprised $258,290 of interest expense, $37,166 of interest income, a loss of $1,633 from the disposal of fixed assets, amortization of deferred costs of $22,002 related to the Wells Fargo refinancing, and income of $81,971 from payments received pursuant to a previously terminated management contract. Other expense, net, for the prior year period consisted of $243,768 of interest expense, $42,850 of interest income, a gain of $1,497 from the disposal of fixed assets, foreign currency loss of $654 and the writeoff of previously deferred financing costs of $104,789 associated with the Gold Creek acquisition.

Nine Months Ended September 30, 1997 vs. 1996

Net operating revenue increased by $7,648,958 to $15,193,369 for the nine months ended September 30, 1997 as compared with the 1996 period, principally as a result of the Gold Creek acquisition. Consolidated casino revenue increased 104% on a year-to-year basis, mostly attributable to the larger scale of operations in the Cripple Creek market. On a pro forma basis, casino revenue from the Company's Cripple Creek operations increased by 11.5%, with Womacks Casino holding a 16.9% market share in Cripple Creek for the first nine months of 1997. At September 30, 1997, Womacks Casino had approximately 11.8% of total gaming positions in Cripple Creek. Casino revenue from the cruise ship concessions decreased from $409,913 to $368,734 principally due to the expiration of the Silver Cloud agreement. The overall casino margin for the 1997 nine-month period was 45.4% as compared with 63.4% in 1996. Accounting for the lower margin were a higher effective gaming tax rate and higher promotional and marketing expenses.

Food and beverage revenue increased from $362,262 to $719,260, an increase of 99% from the prior year. The increase results from the more extensive restaurant and bar facilities in service following the Gold Creek acquisition. The cost of promotional allowances, included in casino cost, was $740,675 in 1997 and $234,832 in 1996. The increase in other revenue from 1996 to 1997 resulted principally from parking facilities that Womacks began operating in the second half of 1996, partially offset by a one-time payment in 1996 from a consulting project in South Africa.

General and administrative expense increased from $2,685,151 in the first nine months of 1996 to $3,907,507 in the 1997 period. As a percentage of net operating revenue, however, this represents a decrease from 35.6% to 25.7%. Proportionately lower payroll, professional service and travel costs were the most significant components of the percentage improvement.

Year-to-date depreciation expense for 1997 was $1,167,725 as compared with $577,177 for the same period in 1996. Goodwill amortization expense increased to $1,006,128 from $706,128 a year earlier. Both increases are principally a result of the Gold Creek acquisition.

Other expense, net, for the first nine months of 1997 consisted of $784,667 of interest expense, $115,924 of interest income, a loss of $47,766 from fixed asset disposals and the writedown of gaming equipment associated principally with the Silver Cloud operations, amortization of deferred costs of $43,743 related to the Wells Fargo refinancing, and income of $81,971 from payments received pursuant to a previously terminated management contract. Other expense, net, for the same period in the prior year consisted of $340,559 of interest expense, $143,118 of interest income, loss from the retirement and disposal of fixed assets of $154,010, principally related to the closing of the Legends restaurant and interior remodeling of Legends in anticipation of the Gold Creek acquisition, foreign currency gain of $609, and the writeoff of previously deferred financing costs of $411,481 associated with the Gold Creek acquisition.

In connection with the Wells Fargo refinancing in April 1997, the Company recognized an extraordinary charge of $171,860, net of tax benefit, which resulted from a prepayment premium applicable to one of the debt obligations refinanced.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $4,312,183 at September 30, 1997, and the Company had net working capital of $2,486,424. For the nine months ended September 30, 1997, cash used in investing activities included the $1.85 million purchase of a portion of Womacks Casino, previously subject to a long-term operating lease, the purchase of a parking lot and building for $785,000, approximately $600,000 of other fixed asset additions, and the purchase of $1.5 million of short-term fixed income securities. The net cash used in financing activities of $219,263 principally resulted from net payments made in connection with the Wells Fargo refinancing. At September 30, 1997, the Company's outstanding borrowings under the Wells Fargo revolving credit facility were approximately $3 million less than the available borrowing capacity of $12.625 million, providing the Company with additional financial flexibility.

The Company filed applications with two consortia for casino licenses in the province of Gauteng, South Africa. The Company has signed long-term casino management contracts with both consortia, with one of the agreements providing that, should a license be granted, the Company would make a minority equity investment of approximately $2,000,000. The equity contribution, if required, would likely be funded through the Company's existing cash and short-term investments. Final decisions by regulatory authorities on the outcomes of the two license applications are expected no later than the first quarter of 1998.

Management believes that the Company's working capital position at September 30, 1997, together with expected cash flow from operations, will be adequate to satisfy its debt repayment obligations, meet its potential equity contribution requirements and pursue additional business growth opportunities for the foreseeable future.

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

Item 6. - Exhibits and Reports on Form 8-K

      (a) Exhibits - The following exhibit is filed herewith:

          27        Financial Data Schedule

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   * * * * * * *
SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
---------------------------
Brad Dobski
Vice President - Finance
Chief Accounting Officer and duly authorized officer
Date: October 28, 1997