Form 10KSB
period 1997-12-31
CENTURY CASINOS INC
filed 1998-03-20
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997        Commission File No. 0-22290
-------------------------                            ------------------

                              CENTURY CASINOS, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

               Delaware                                 84-1271317
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                200 - 220 E. Bennett Ave., Cripple Creek, CO 80813
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip code)

                                 (719) 689-9100
                                 --------------
                (Issuer's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Exchange Act: None.
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.01 Par Value, and 1994 Class I Warrants
             -------------------------------------------------------
                               (Title of classes)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $19,660,018

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 13, 1998, was approximately $12,236,000 based upon the average of the reported closing bid and asked price of such shares on Nasdaq for that date. As of March 13, 1998, there were 15,861,885 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997.

Item 1. Business.
----------------

General

      Century Casinos, Inc. and its subsidiaries (the "Company"), own and operate a limited-stakes gaming casino in Cripple Creek, Colorado and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek consisted of Legends Casino ("Legends"), which the Company had acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which was adjacent to Legends. Following the acquisition of Womacks, both properties were renovated to facilitate operation and marketing of the combined properties as one casino under the name "Womacks/Legends Casino." In 1997, the Company acquired additional property adjacent to Womacks/Legends Casino for future expansion. The Company's operating revenue for 1997 and 1996 was derived principally from its casino operations in Cripple Creek. See the Consolidated Financial Statements included herein.

      The Company was formed in 1992 to acquire ownership interests in, and to obtain management contracts with respect to, gaming establishments. The Company, formerly known as Alpine, is a result of a business combination completed on March 31, 1994, pursuant to which Century Casinos Management, Inc. ("Century Management") shareholders acquired approximately 76% of the then issued and outstanding voting stock of the Company, and all officer and board positions of the Company were assumed by the management team of Century Management. Effective June 7, 1994, the Company reincorporated in Delaware under the name "Century Casinos, Inc." Because the Company is the result of this transaction, the Company's business has been combined with that of Century Management, and references herein to the Company refer to the combined entities, unless the context otherwise requires.

      Century Management was founded in 1992 by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. These persons held the positions of chief executive officer, deputy to the chief executive officer, managing director and head of international finance and control. See Item 9 herein.

      In connection with its expansion activities, the Company generally seeks to enter into gaming operations in areas with attractive demographic attributes, high population densities, local tourism and/or predictable traffic patterns, with the long-term objective of establishing geographic project diversification. The Company's primary economic analysis covers the potential market area surrounding a proposed gaming location, although it takes into consideration the economic conditions in any community in which it intends to establish a gaming facility, as many gaming jurisdictions consider gaming as a means to revitalize local economies. At the present time, management believes that there are more growth opportunities internationally than in the United States; however, the Company will evaluate opportunities in any area which, in management's judgment, may provide attractive returns.

      Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

      The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors, which are beyond the control of the Company. These risks include the competitive environment in which the Company operates, the Company's dependence upon the Cripple Creek, Colorado gaming market, the effects of governmental regulation and other risks described herein.


Property and Project Descriptions

      Womacks/Legends Casino, Cripple Creek, Colorado.

      On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The total purchase price was approximately $14.2 million, consisting of cash and the assumption of debt. The agreement further provided that two years after the closing, the Company will issue 1,060,000 shares of its common stock, valued at $1.8 million based on the July 1, 1996 trading price, to two principals of the seller. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00. Based upon the 20-day average closing price of the Company's common stock preceding December 31, 1997, the number of shares to be issued would have been 1,595,048. At the Company's option, it may elect to issue 1,060,000 shares together with a cash payment equal to the difference between $1,674,800 and 1,060,000 shares valued at the 20-day closing price preceding date of issuance. The cash payment under this option would have been $561,800 at December 31, 1997.

      Following the Company's acquisition of Gold Creek, the Womacks property was consolidated with the Company's Legends Casino, and the combined properties have been operated and marketed since then as one casino under the name
"Womacks/Legends Casino." Management has implemented certain consolidation, expansion and capital improvement programs. The Company (i) created openings in the common walls in order to open up and integrate the gaming areas of Legends and Womacks; (ii) expanded the existing player tracking system of Womacks to include all of the Legends gaming devices; (iii) added and promoted gaming activities on second floor areas; (iv) made general interior enhancements; and
(v) installed additional gaming devices and replaced older generation equipment.

      Womacks/Legends Casino is located at 200 to 220 East Bennett Avenue in Cripple Creek, Colorado. The lots comprising 200 to 210 East Bennett Avenue are owned by wholly-owned subsidiaries of the Company and are collateralized by a first mortgage held by Wells Fargo Bank. See Note 5 to the Consolidated Financial Statements for further information.

      The Company holds a leasehold interest in the real property and improvements located at 220 East Bennett Avenue. An unaffiliated third party, as fee owner of the property, granted first and second deeds of trust for the benefit of Park State Bank ("Park") and Community Banks of Colorado Cripple Creek ("Community"), respectively. The third party then leased the property to Teller Realty, Inc. ("Teller") and granted to Teller an option to acquire the fee interest in the property. Teller subsequently executed a sublease to the property with Gold Creek, and granted to Gold Creek a suboption to purchase the property through Teller's purchase option. The Company's wholly-owned subsidiary which purchased the assets of Gold Creek, WMCK Acquisition Corp. ("WMCK"), has executed separate subordination, non-disturbance and attornment agreements with each of Park and Community, pursuant to which WMCK has agreed that its interest in the sublease is subordinate to the liens arising out of the deeds of trust in the fee estate in favor of Park and Community. In return, Park and Community have each agreed (i) not to disturb WMCK's possessory rights in and to the property, and (ii) to honor the sublease and suboption, should either foreclose on their respective lien, so long as WMCK is not in default under the sublease, and so long as WMCK attorns to Park, Community or any purchaser at a foreclosure. The sublease, as assigned to WMCK, provides for monthly rental payments of $16,000, and expires on June 20, 2005 unless terminated earlier by WMCK with 12 months' notice. The suboption may be exercised at the expiration of the sublease at an exercise price of $1,500,000. Teller, the third party, Gold Creek and WMCK have executed a four-party agreement evidencing the assignment of the sublease and suboption, as well as the consent to these assignments. None of the above entities other than WMCK is affiliated with the Company.

      On March 31, 1997, the Company entered into a four-year, $13 million reducing revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). The initial borrowing drawdown under the RCF of $12.2 million on April 3, 1997, was used to retire approximately $9.2 million of secured debt relating to Womacks/Legends Casino. The Company also exercised a purchase option and acquired a portion of Womacks/Legends Casino, previously subject to a long-term operating lease, for $1.85 million. Remaining proceeds were used for bank fees, other costs paid at closing and for general operating purposes. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. On January 28, 1998, the RCF was amended to increase the maximum available borrowings to $15 million, subject to the completion of a proposed property acquisition, and provides for improved financial terms. Under the RCF, the Company is required to comply with certain customary financial covenants, and Womacks/Legends Casino is subject to certain capital expenditure requirements and restrictions on investments. At December 31, 1997, the Company's outstanding borrowings under the RCF were approximately $2.8 million less than available borrowing capacity.

      In August 1997, the Company exercised its purchase option to acquire three lots (formerly known as the "Wright Property"), consisting of 8,250 square feet of land across the street from Womacks/Legends Casino, for $785,000 in cash. This acquisition provides the Company with 30 long-term parking spaces, with the future potential to construct a multi-level parking structure and additional hotel rooms.

      In November 1997, the Company entered into a definitive purchase agreement to acquire 22,000 square feet of land adjacent to Womacks/Legends Casino, zoned for gaming, (formerly known as the "Hicks Property") for $3.6 million in cash and restricted stock, or all cash, at the Company's option. Closing on this transaction is set for the second quarter of 1998. The prime parcel of land under contract includes a partially constructed casino and hotel and is located directly to the rear of Womacks/Legends Casino. After completion of the acquisition, the Company will have ownership of a total of 50,000 square feet (or 1.15 acres) of land zoned for gaming that is separated only by public throughways. While plans for use of the property have not been finalized, the recent acquisition enables the Company to proceed with the development of additional, conveniently located parking, the addition of up to 100 hotel rooms and the possible expansion of existing gaming space.

      Womacks/Legends Casino currently has a total of 534 slot and video devices and five gaming tables with the potential to add approximately 80 gaming positions without conducting any substantial construction. Womacks/Legends Casino has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 110 feet of frontage on Second Street, with approximately 40,000 square feet of floor space.

      Management believes that, in addition to providing an adequate number of hotel rooms, an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. Management believes that it has secured or will be able to secure adequate parking for the operations of Womacks/Legends Casino. The Company presently controls approximately 240 parking spaces. Of this number, 110 spaces are held pursuant to an agreement, see "Parking Lease and Option to Purchase." Approximately thirty spaces are located on the recently acquired Wright Property and approximately 35 spaces are located on the Hicks Property. The remaining parking spaces are subject to month-to-month lease agreements. Management believes that it could obtain satisfactory parking spaces if existing arrangements were terminated or became inadequate.

      Marketing Strategy. The marketing strategy of Womacks/Legends Casino highlights promotion of Womacks Gold Club, a players club with a database containing profiles on over 40,000 members. Gold Club members receive benefits from membership, such as cash, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive monthly newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events and monthly coupons.

      In 1996 the Company entered into a three-year advertising agreement with Western Pacific Airlines, Inc. ("WestPac"), which provided for WestPac to promote the Company's Womacks/Legends Casino as well as other joint marketing and advertising activities. In 1997, WestPac significantly revised its business strategy by relocating its hub from Colorado Springs to Denver. Shortly thereafter, WestPac filed for protection under Federal bankruptcy laws and completely ceased operations. The Company believes that the contract is terminated and it does not expect to receive any further benefits nor incur further liabilities in connection therewith. See Note 7 to the Consolidated Financial Statements of the Company for further information.

      On February 1, 1997, Womacks/Legends Casino became a co-sponsor of the Ramblin' Express shuttle bus service to Cripple Creek. This agreement was terminated by the Company on December 31, 1997. Management believes that the cost of the program did not generate sufficient incremental revenue to justify its continuation. Management has determined to reallocate a portion of the marketing budget to various other, more cost-effective campaigns.

      The Cripple Creek Market. Cripple Creek is a small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak. Cripple Creek is an historic mining town, originally founded in the late 1800's following a large gold strike. Cripple Creek is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

      Cripple Creek is one of three Colorado historical cities where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 33% of the gaming devices and generated 25% of gaming revenues for these three cities during the year ended December 31, 1997. As of December 31, 1997, there were 21 casinos operating in Cripple Creek.

      The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1994 through 1997. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.

                            GAMING REVENUE BY MARKET
                                   (in $'000)

                                   % change              % change             % change              % change
                                     Over                  Over                  Over                 Over
                           1994   Prior Year    1995    Prior Year    1996   Prior Year    1997    Prior Year
                       ---------   --------   --------   --------  ---------  ---------  --------   --------
    CRIPPLE CREEK       $82,319      19.8%    $ 94,019     14.2%    $103,373     9.9%    $108,628     5.1%
    Black Hawk         $173,704      71.0%    $195,857     12.8%    $219,911    12.3%    $234,631     6.7%
    Central City        $69,702     -11.7%    $ 94,468     35.5%    $ 88,870    -5.9%    $ 87,391    -1.7%
                       ---------   --------   --------   --------  ---------  ---------  --------   --------
    COLORADO TOTAL     $325,725      30.7%    $384,344     18.0%    $412,154     7.2%    $430,650     4.5%



                             CRIPPLE CREEK SLOT DATA

                                   % change              % change              % change             % change
                                     Over                  Over                  Over                 Over
                          1994    Prior Year   1995    Prior Year    1996     Prior Year   1997    Prior Year
                       ---------   --------   --------   --------  ---------  ---------  --------   --------
    Total Slot Revenue  $75,979      20.2%     $87,311     14.9%     $97,024    11.1%    $102,798     6.0%
    (in $'000)
    Average Number
    Of Slots              3,285      -4.4%       3,843     17.0%       4,175     8.6%       4,507     8.0%
    Average Win Per
    Slot Per Day            $63      25.8%         $62     -1.8%         $63     2.0%         $62    -1.6%

      Gaming in Colorado is "limited stakes," which restricts any single wager to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 95% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation.

      The Company faces intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size and many other smaller casinos. There can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to those recently taken by the Company, thereby further increasing competition, or that large, established gaming operators will not enter the Cripple Creek market. The Company seeks to compete against these casinos through promotion of Womacks Gold Club and superior service to players. Management believes that the casinos likely to be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a certain critical mass.

                   CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                      (presently "Womacks/Legends Casino")

                                           % change            % change            % change
                                             Over                Over                Over
                         1994      1995   Prior Year   1996   Prior Year    1997  Prior Year
                       --------- --------  --------  --------  --------   -------- --------
    Total Slot Revenue   $2,079   $3,266    57.1%     $10,078   208.6%     $18,102   79.6%
    (in $'000)
    Average Number
    Of Slots                141      172    22.0%         342    98.8%         547   59.9%
    Average Win Per
    Slot Per Day         $53.62   $52.02    -3.0%      $80.51    54.8%      $90.67   12.6%
    Market Share in %      2.8%     3.8%    34.3%       10.1%   165.8%       17.2%   70.0%

      The Company competes, to a far lesser extent, with approximately 19 casinos in Black Hawk and approximately 12 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

      In addition, there is intense competition among companies in the gaming industry generally, and many gaming operators have greater name recognition and financial and marketing resources than the Company. The Company competes with many established operators in gaming venues other than Cripple Creek. Many of these operators have greater financial, operational and personnel resources than the Company. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

      Description  of  Property.  The  Company's   Womacks/Legends  Casino  is
described in Item 1 "Business".

      Parking Lease and Option to Purchase. In October 1995, an unaffiliated third party entered into an agreement with a subsidiary of the Company, Century Casinos Cripple Creek, Inc. ("CCC"), to assign to CCC a parking lease ("Lease") with an option to purchase ("Option") relating to approximately 110 contiguous parking spaces in Cripple Creek. The Lease and Option expire on September 30, 1998. The initial payment to the assignor was $246,000, with CCC agreeing to pay an additional $88,400 if the Option is exercised. Lease payments are $15,000 per quarter. The Option exercise price is $3,250,000.

Additional Projects of the Company

      In addition to Womacks/Legends Casino in Cripple Creek, Colorado, the Company has a number of potential gaming projects in various stages of development. In addition to the capital needs of these potential projects, there are various other risks which, if they materialize, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana and on an American Indian reservation in California. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

      Also, the Company's ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further, the Company anticipates that it will continue to expense certain costs, which were substantial in 1996 and 1997 and may continue to be substantial in the future, in connection with the pursuit of expansion projects, and may be required to write off any capitalized costs incurred in connection with these ventures. In 1996 the Company terminated its pursuit of a previously disclosed gaming development project in Louisiana due to the rejection of a gaming initiative by local citizenry.

      The following describes other activities of the Company.

      Casino Management Agreement-Rhodes, Greece. In 1995, the Company executed a casino management consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, Inc., under which the Company, as an independent contractor, will supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium has been awarded the exclusive license for casino gaming on Rhodes for a 12-year period commencing when the casino begins operations. The Company's management consulting agreement with the consortium, which has an initial term running through the third anniversary of the casino opening, provides for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. The Company is not required to commit any capital in connection with the proposed activities under the agreement. In the fourth quarter of 1996, the Company received $50,000 with respect to pre-opening phase services. Because the consortium has revised target opening dates for the casino on several occasions, the Company cannot predict whether the casino opening will occur in 1998.

      South Africa. Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. The Company has entered into agreements with four local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses. The first application was by the Company's partners in the province of Mpumalanga and was eventually not successful in being awarded a license. The second application was by Green Oaks Trading (Pty) Ltd., which withdrew its application during the process. The third application was filed on June 17, 1997 with the Gambling and Betting Board in the province of Gauteng for a hotel/casino resort in the greater Johannesburg area. The Gauteng Gambling and Betting board has awarded four of a possible six casino licenses and has made known its intent to award the remaining two licenses by the end of March 1998. Silverstar Development Ltd., the consortium to which the Company is the contracted casino management partner, was not awarded one of the four licenses but is continuing its efforts to secure one of the two remaining licenses for the province of Gauteng. If successful in this application, the Company would be required to make an investment of approximately $2 million for a 3.8% equity interest in the licensee. The fourth application was filed on January 31, 1998, by the Company's partner, Great North Resorts Limited, for a casino license in Pietersburg, the provincial capital of the Northern Province. The Company has been selected by Great North Resorts Limited as its contracted management/consulting gaming partner and holds a small equity position in the applicant. A final decision on this application is expected late in the second quarter or in the third quarter of 1998. The Company cannot predict whether any licenses will ultimately be awarded to the Company's partners.

      Kamloops, British Columbia . On November 28, 1997, the Kamloops Indian Band of British Columbia, Canada, in cooperation with the Company, presented a proposal for a $40 million destination casino resort complex to the British
Columbia Lottery Advisory Committee. The Company has reached an agreement in principle to become the casino management/consulting partner in case of license award. The Company was paid a fee for its consulting services in connection with the application process, and final terms of the management agreement will be negotiated in the event licensing details become available. The British Columbia Lottery Advisory Committee has indicated that they intend to announce awards of licenses late in the second quarter of 1998.

      Cruise Vessels - Concession Agreements. The Company has been acting as casino concessionaire for Silver Seas Cruises, Ltd. ("Silver Seas"), a cruise vessel operator which presently operates two luxury vessels. Silver Seas commenced operating the vessel known as the Silver Cloud in April 1994 and the vessel known as the Silver Wind in January 1995. The Company's concession to provide unlimited-stakes gaming on the Silver Cloud and the Silver Wind, expired in April 1997 and January 1998, respectively.

      Nonoperating Casino in Wells, Nevada. In 1994, the Company purchased the Ranch House Casino in Wells, Elko County, Nevada from an unaffiliated party. The total purchase price of $850,000, including a note secured by the property, was determined based on arm's length bargaining with the seller. In April 1997, the Company paid off all amounts owed to the seller and now owns the property free and clear. The property, closed since 1992 but in operable condition, is an 18,000 square foot building with approximately 6,000 square feet of gaming space. Management currently does not intend to pursue a gaming license with respect to the facility, and is seeking a sale or lease of the casino and land.

      Sale of Interest in Riverboat Project in Indiana - In December 1995 the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County, Indiana. Upon signing the agreement, the Company received a cash payment of $80,000 and recognized a gain on the sale of its investment of $26,627. The agreement provides for additional payments to the Company of up to approximately $3.3 million upon the occurrence of certain events. The Company will recognize future payments, if any, from the buyer as income when earned. In December 1997 the Indiana Gaming Commission voted to delay a decision on the award of any additional riverboat gaming licenses for at least one year, until the economic impact of the four existing licenses could be more fully evaluated.

      Indian Tribal Management Agreement - California - In August 1995 the Company terminated its management agreement with the Soboba Band of Mission Indians (the "Tribe") with respect to the Legends Casino at Soboba in Riverside County, California. In connection with the termination, an unaffiliated third party issued a promissory note to the Company for $3,100,000 payable over three years in monthly installments, based on a percentage of gross revenue from certain operations of the facility. Through December 31, 1997, the Company has received cumulative payments on the promissory note totaling $1,922,475. The Company has applied payments received as recovery of costs previously capitalized under the management agreement. Capitalized costs were fully recovered in the fourth quarter of 1997. Subsequent payments have been, and will continue to be, recognized as income when received. The Company recognized income of $81,971 in 1997 from payments received.

      There continues to be a dispute within the State of California between the state government and Indian tribes regarding the types of gaming devices that may be operated at casinos on Indian tribal lands. An outcome adverse to the Indian tribes could affect the ability of the note obligor to earn sufficient revenue to satisfy the remaining amount due under the promissory note to the Company, which amount was $1,177,525 at December 31, 1997, excluding late payment interest on amounts already received. The Company, at this time, cannot predict the likelihood of an outcome adverse to the Company. The Company cannot predict the amount of remaining payments that will be received under the note.

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

Employees

      The Company employs approximately 200 persons on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998 the Company adopted a 401(k) Savings and Retirement Plan for its employees.

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

                           GOVERNMENTAL REGULATION

      The Company's gaming operations are subject to strict governmental regulations at state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations. For purposes of the discussion below, the term "the Company" includes its applicable subsidiaries.

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

    (i) The entity is precluded from issuing any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act ("Gaming Act") and the regulations promulgated thereunder. The issuance of any voting securities in violation of the Gaming Act is ineffective and such voting securities are deemed not to be issued and outstanding until (a) the entity ceases to be subject to the jurisdiction of the Commission, or (b) the Commission, by affirmative action, validates the issuance or waives any defect in the issuance.

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

    (iii) If the Commission at any time determines that a holder of voting securities of the entity is unsuitable to hold the securities, then the issuer of the securities may, within 60 days after the finding of unsuitability, purchase the securities of the unsuitable person at the lesser of (i) the cash equivalent of such person's investment in the entity, or (ii) the current market price of the date of finding of unsuitability, unless the securities are transferred to a suitable person, as determined by the Commission, within 60 days after the finding of unsuitability. Until the securities are owned by persons found by the Commission to be suitable to own them, (a) the entity is not required or permitted to pay any dividend or interest with regard to the securities, (b) the holder of the securities is not entitled to vote on any matter as the holder of the securities and such securities shall not for any purpose be included in the voting securities of the entity, and (c) the entity is precluded from paying any remuneration in any form to the holder of the securities.

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

Item 2. Properties.
------------------

      The Company moved its corporate offices to its Womacks/Legends Casino at 200 - 220 East Bennett Avenue, Cripple Creek, Colorado, and rents a small office at 999 18th Street, Suite 1810, Denver, Colorado pursuant to a lease with an unaffiliated party. The lease term runs through April 2001, and monthly lease payments are $1,470. The Company remains obligated under two office leases for its former corporate offices in Denver and Colorado Springs. Both leases expire in September 1998. The Company has sublet the space in the former Denver office to an unaffiliated third party for the remainder of the lease term. The Company pays monthly rent of $6,162 and receives monthly payments of $6,200 from the subtenant. In January 1998, coincident with vacating its Colorado Springs office, the Company recognized a liability of $35,000 for the remaining payments due under the lease. The Company is seeking a suitable subtenant for this space. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties.

Item 3. Legal Proceedings.
-------------------------

      The Company is not a party to any litigation, which is individually or in the aggregate material to the Company.

Item 4. Submission of Matters to a Vote of Securityholders.
----------------------------------------------------------

      No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

      The common stock of the Company began trading in the Nasdaq SmallCap Market on November 10, 1993. The following table sets forth the low and high bid price per share quotations as reported on the NASDAQ SmallCap Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter Ended            Low         High
------------------------------------------

March 31, 1996           $1.50       $2.13
June 30, 1996            $1.13       $2.00
September 30, 1996       $1.25       $1.69
December 31, 1996        $1.06       $1.81
March 31, 1997           $0.97       $1.47
June 30, 1997            $0.91       $1.31
September 30, 1997       $0.38       $0.94
December 31, 1997        $0.72       $1.38

      At December 31, 1997, the Company had approximately 100 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 1,000.

      At the present time, management of the Company intends to use any earnings which may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and  Results
--------------------------------------------------------------------------------
        of Operations.
        -------------


Business Environment and Risk Factors

      The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, present dependence upon the Cripple Creek, Colorado gaming market, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

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

Results of Operations

      As discussed more fully in Note 3 to the consolidated financial statements, on July 1, 1996, the Company acquired the assets of Gold Creek
Associates, L.P. ("Gold Creek"), owner of Womack's Saloon & Gaming Parlor ("Womacks") in Cripple Creek, Colorado. Following the Company's acquisition of Gold Creek, the Womacks property was consolidated with the Company's Legends casino. Subsequent to June 30, 1996, the combined properties have been operated and marketed as one casino under the name Womacks/Legends Casino. The accompanying financial statements include the results of operations acquired from Gold Creek for the period subsequent to June 30, 1996. Consequently, results of operations for 1997 cannot be readily compared with those of 1996.

      Net operating revenue increased to $19,660,018 in 1997 from $11,478,042 in 1996, primarily as a result of the acquisition of Gold Creek on July 1, 1996. Casino revenue was $19,096,857 in 1997 and $10,984,499 in 1996, an increase of 74%. The Company's share of the Cripple Creek market increased from 17.8% in December 1996 to 19.5% in December 1997, with an average market share of 17.4% for all of 1997. On a pro forma basis, casino revenue for Womacks/Legends increased 13.1% from 1996 to 1997, compared with growth of the Cripple Creek market of 5.1%. Womacks/Legends Casino operated approximately 12% of the gaming devices in the Cripple Creek market in 1997. Casino revenue from the Company's cruise ship concessions decreased from $546,958 to $446,841 as a result of the expiration of the Silver Cloud agreement in April 1997. The concession agreement for the second ship, the Silver Wind, expired in January 1998. Gross margin from company-wide casino activities decreased from 58% in 1996 to 45%. The decrease in margin is principally attributable to a higher average effective gaming tax rate, as well as the costs of the Womacks/Legends Casino busing program and the WestPac logojet marketing program in 1997. Both marketing programs were discontinued at the end of 1997. The increased gaming taxes and marketing costs were partially offset by proportionately lower payroll costs.

      Food and beverage revenue increased 70% from 1996 to 1997 due to the larger scale of operations resulting from the Gold Creek acquisition. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $973,609 in 1997 from $439,811 in 1996. Hotel revenue increased from $31,443 to $57,167, principally as a result of the inclusion of a full year's results in 1997 compared with a half year in 1996.

      Other revenue primarily consists of Womacks/Legends Casino's parking lot revenue and gift shop sales. The decrease in other revenue was mainly due to receipt of nonrecurring consulting and licensing fees in 1996.

      General and administrative expenses increased from $4,254,666 in 1996 to $5,247,763 in 1997, but as a percentage of net operating revenue decreased from 37% to 27%. Contributing to the percentage decrease were proportionately lower payroll, rent and travel expenses in 1997. The 1996 amount also includes $150,000 of up-front costs related to the Company's three-year advertising agreement with WestPac.

      Depreciation increased from $894,561 in 1996 to $1,607,148 in 1997 primarily as the result of a full year's depreciation on the assets acquired from Gold Creek and, to a lesser extent, due to the exterior and interior renovations undertaken in the latter half of 1996 and continuing into 1997. The increase in amortization expense of $300,000 from 1996 to 1997 results from a full year of goodwill amortization related to the Gold Creek acquisition.

      Interest expense increased from $577,914 to $1,039,147 as a result of the debt incurred to partially finance the Gold Creek acquisition. The other items included in the caption "Other expense, net" in the consolidated statements of operations, for both 1997 and 1996, are described in Note 9 to the consolidated financial statements.

      As more fully discussed in Note 8 to the consolidated financial statements, the Company recognized income tax expense, before extraordinary item, of $95,000 in 1997 versus $49,000 in 1996. In both years the income tax expense consists of alternative minimum tax ("AMT"), with the higher provision in 1997 being primarily attributable to the utilization of proportionately lower net operating loss carryforwards for AMT purposes in 1997. As a result, a larger portion of AMT taxable income was subject to AMT in the current year.

      The Company recognized an extraordinary charge, net of income tax benefit, of $171,860 in 1997 resulting from a prepayment premium on a secured borrowing that was retired in connection with the refinancing consummated with Wells Fargo Bank.

Liquidity and Capital Resources

      At December 31, 1997 the Company had cash and cash equivalents totaling $4,227,978 and a net working capital position of $2,074,799. Net cash provided by operations was $2,983,195 in 1997 as compared with $2,635,788 in 1996. The Company used cash of $3,432,985 for purchases of property and equipment in 1997. The major acquisitions were the purchase, for $1.85 million, of a portion of the Womacks/Legends Casino property previously subject to a long-term lease, and the purchase of a parcel of land for $785,000 for customer parking.

      As more fully described in Note 5 to the consolidated financial statements, the Company refinanced substantially all of the secured debt associated with its Cripple Creek operations through a revolving credit facility with Wells Fargo Bank. The refinancing resulted in the Company lowering its average cost of borrowed funds to approximately 9.5%. The original facility, in the amount of $13 million, was increased in early 1998 to $15 million, subject to the completion of a proposed purchase of a property adjacent to Womacks/Legends Casino for approximately $3.6 million. The Company also negotiated a more favorable interest rate structure, which further reduces its cost of borrowed funds beginning March 1, 1998. At December 31, 1997 the Company's outstanding borrowings under the facility were $9.4 million.

      The Company is presently pursuing several gaming opportunities in South Africa. The Company is the contracted casino management partner to a consortium, Silverstar Development Ltd. ("Silverstar"), which is an applicant for a gaming license in the province of Gauteng. The Company also has a small equity position in Silverstar. In late February 1998, the Gambling and Betting Board (the "Board") for the province of Gauteng, which includes the greater Johannesburg area, awarded four of a possible six casino licenses. The Westrand region of Gauteng, for which Silverstar has submitted its application and competes with one other applicant, did not receive one of the four licenses. The Board has indicated that it expects to award the remaining two licenses by the end of March 1998. In the event Silverstar receives a license, the Company would be required to make an additional equity investment of approximately $2,000,000. The equity investment would be funded from the Company's existing working capital. The Company cannot predict the likelihood of Silverstar being awarded a gaming license.

      The Company also holds a small equity position in Great North Resorts Limited which has submitted a license application for Pietersburg, the capital of the Northern Province. If successful in receiving a license, the Company would manage the casino operations of a proposed $40 million casino, hotel, entertainment and resort complex pursuant to a five-year agreement. The Company would earn fees based on a percentage of annual gaming revenue. A decision on this application is expected no sooner than late second quarter of 1998. The Company has no significant additional capital obligations with respect to this application.

      In late February 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Repurchases will be made, subject to market conditions, in open market transactions using available cash and cash equivalent resources.

      The Company believes that its present cash and working capital positions, together with expected cash flows from operations, are sufficient to meet its near- and medium-term obligations and contemplated capital expenditures. The Company is subject to customary financial covenants associated with its debt instruments which could restrict the Company's ability to pursue other new gaming opportunities that require significant capital investment.

Information Systems and the Year 2000

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is generally referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based or date-sensitive information.

      The Company is in the process of identifying all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources will be used as necessary to make the required modifications and to test and verify Year 2000 compliance. Most of the Company's computer applications have been purchased, and will continue to be purchased, from third party vendors. Accordingly, a significant part of the Company's efforts to ensure Year 2000 compliance will be to obtain assurances from vendors that timely upgrades will be made available to make previously-purchased software Year 2000 compliant, and to obtain assurances that newly-purchased software is Year 2000 compliant. Additionally, the Company will contact companies with whom it does business, and upon whose systems the Company may indirectly rely, to obtain assurances that such systems will be timely modified. There can be no guarantee that the Company's systems, applications supplied by vendors, and the systems of other companies on which the Company relies, will be timely converted or that a failure to convert would not have a material adverse effect on the Company.

      The Company anticipates that it will complete this process in early 1999, leaving adequate time to assess and resolve any significant remaining issues. The cost of Year 2000 compliance is not expected to be material to the Company's financial position or results of operations in any one year, however, since the Company is early in the Year 2000 compliance process there can be no assurance that such costs would not become material as more information becomes available.

Item 7. Financial Statements.
----------------------------

      See "Index to Financial Statements" on page F-1 hereof.

Item 8. Changes  In   and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
        Financial Disclosure.
        --------------------

      Not applicable.

                             CENTURY CASINOS, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page Number
                                                                     -----------

         Independent Auditors' Report                                    F2
         Consolidated Balance Sheet as of December 31, 1997              F3
         Consolidated Statements of Operations for the Years Ended       F4
         December 31, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the         F5
         Years Ended December 31, 1997 and 1996
         Consolidated Statements of Cash Flows for the Years Ended       F6
         December 31, 1997 and 1996
         Notes to Consolidated Financial Statements                      F8

                                       F1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998

                                       F2

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                December 31, 1997
                                                                -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $     4,227,978
  Prepaid expenses and other                                              536,260
                                                                  ---------------
     Total current assets                                               4,764,238

Property and Equipment, net                                            14,626,489
Goodwill, net of accumulated amortization of $3,727,781                12,598,634

Other Assets                                                              797,312
                                                                  ===============
Total                                                             $    32,786,673
                                                                  ===============

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities:

  Current portion of long-term debt, including $420,360 to
   related party                                                  $       525,311
  Accounts payable and accrued liabilities                              2,164,128
                                                                  ---------------
        Total current liabilities                                       2,689,439

Long-Term Debt, less current portion                                   10,068,614

Commitments and  Contingencies (Note 7)

Shareholders' Equity:

  Preferred stock; $.01 par value; 20,000,000 shares
      authorized; no shares issued and outstanding
  Common stock; $.01 par value; 50,000,000 shares
      authorized; 15,861,885 shares issued and outstanding                158,619
  Additional paid-in capital                                           24,907,543
  Foreign currency translation                                           (27,777)
  Accumulated deficit                                                 (5,009,765)
                                                                  ---------------
           Total shareholders' equity                                  20,028,620
                                                                  ---------------
Total                                                             $    32,786,673
                                                                  ===============


See notes to consolidated financial statements.

                                       F3

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                             1997              1996
                                                             ----              ----
Operating Revenue:
  Casino                                                 $  19,096,857      $ 10,984,499
  Food and beverage                                            922,449           543,379
  Hotel                                                         57,167            31,443
  Other                                                        336,608           350,728
                                                         --------------     -------------
                                                            20,413,081        11,910,049
  Less promotional allowances                                (753,063)         (432,007)
                                                         --------------     -------------
           Net operating revenue                            19,660,018        11,478,042
                                                         --------------     -------------

Operating Costs and Expenses:
  Casino                                                    10,410,532         4,660,482
  Food and beverage                                            393,670           323,454
  Hotel                                                         17,590             8,326
  General and administrative                                 5,247,763         4,254,666
  Depreciation and amortization                              2,948,652         1,936,065
                                                         --------------     -------------
           Total operating costs and expenses               19,018,207        11,182,993
                                                         --------------     -------------

Income from Operations                                         641,811           295,049

  Other expense, net                                         (917,575)       (1,541,191)
                                                         --------------     -------------

Loss before Income Taxes and Extraordinary Item              (275,764)       (1,246,142)

  Provision for income taxes                                    95,000            49,000
                                                         --------------     -------------

Loss before Extraordinary Item                               (370,764)       (1,295,142)

  Extraordinary item - debt prepayment premium,
   net of income tax benefit of $40,000                      (171,860)
                                                         --------------     -------------

Net Loss                                                 $   (542,624)      $(1,295,142)
                                                         ==============     =============

Loss Per Share, Basic and Diluted:
  Before extraordinary item                              $      (0.02)      $     (0.09)
  Extraordinary item                                     $      (0.01)
                                                         --------------     -------------
  Net loss                                               $      (0.03)      $     (0.09)
                                                         ==============     =============
Weighted Average Common Shares Outstanding                  15,861,885        13,902,150
                                                         ==============     =============

   See notes to consolidated financial statements.

                                       F4

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                      Common Stock        Additional  Foreign
                                   ------------------      Paid-in    Currency    Accumulated
                                    Shares     Amount      Capital   Translation    Deficit         Total
                                   --------   -------     ---------  ----------- -------------  ------------

BALANCE AT DECEMBER 31, 1995      10,789,652 $ 107,897  $ 17,232,907  $ (8,423)  $ (3,171,999)  $ 14,160,382
Private placement                  1,000,000    10,000     1,365,665                               1,375,665
Private placement                  4,072,233    40,722     4,428,898                               4,469,620
Contingent shares to be
 issued July 1, 1998 in
 connection with Gold
 Creek acquisition                                         1,788,750                               1,788,750
Warrants issued to consultant                                  4,055                                   4,055
Foreign currency translation                                            (5,431)                       (5,431)
Net loss                                                                           (1,295,142)    (1,295,142)
                                  ---------- ---------  ------------  ---------  -------------  -------------
BALANCE AT DECEMBER 31, 1996      15,861,885   158,619    24,820,275   (13,854)    (4,467,141)    20,497,899
Warrants issued to consultant                                 48,660                                  48,660
Warrants repriced in connection
 with debt refinancing                                        38,608                                  38,608
Foreign currency translation                                           (13,923)                      (13,923)
Net loss                                                                             (542,624)      (542,624)
                                  ========== =========  ============  =========  =============  =============
BALANCE AT DECEMBER 31, 1997      15,861,885 $ 158,619  $ 24,907,543  $(27,777)  $ (5,009,765)  $  20,028,620
                                  ========== =========  ============  =========  =============  =============

See notes to consolidated financial statements.

                                       F5

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                          For the Year Ended December 31,
                                                         -------------------------------
                                                             1997              1996
                                                             ----              ----

Cash Flow from Operations:
  Net loss                                              $   (542,624)      $(1,295,142)

  Adjustments to reconcile net loss to net
   cash provided by operations:
     Depreciation                                           1,607,148           894,561
     Amortization                                           1,341,504         1,041,504
     Extraordinary item - debt prepayment premium             211,860
     Income from terminated management agreement             (81,971)
     Noncash consulting fees                                   60,035           140,555
     Loss on note receivable                                                    422,476
     Costs associated with terminated debt offering                              65,800
     Loss on disposition of assets and other noncash charges  110,111           413,094
     Deferred tax provision                                                      32,000
     Gain from foreign currency transactions                                      (741)
     Changes in operating assets and liabilities:
      Prepaid expenses and other assets                       242,786            46,671
      Accounts payable and accrued liabilities                 34,346           875,010
                                                         -------------      ------------

      Net cash provided by operations                       2,983,195         2,635,788
                                                         -------------      ------------

Cash Flow from Investing Activities:
  Acquisition of Gold Creek, net of cash acquired                           (5,309,027)
  Expenditures for gaming development projects and other    (379,761)         (104,923)
  Purchases of property and equipment                     (3,432,985)       (1,554,115)
  Redemptions of short-term investment securities                               747,588
  Purchase of note receivable                                               (1,337,500)
  Sale of note receivable                                                     1,231,119
  Principal payments received on note receivable                                 24,668
  Proceeds from terminated gaming development projects        926,338           947,954
  Proceeds received from disposition of assets                 15,000            33,761
                                                         -------------      ------------
      Net cash used in investing activities               (2,871,408)       (5,320,475)
                                                         -------------      ------------

                          -Continued on following page-

                                       F6

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------


                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                             1997              1996
                                                             ----              ----
Cash Flow from Financing Activities:
  Proceeds from borrowings                                 17,748,856           800,000
  Principal repayments and prepayment premium on
   borrowings                                            (17,869,138)       (1,449,029)
  Deferred debt costs                                       (320,067)
  Proceeds from sales of common stock                                         5,856,785
                                                         -------------     -------------
    Net cash provided by (used in) financing activities     (440,349)         5,207,756
                                                         -------------     -------------
Increase (Decrease) in Cash and Cash Equivalents            (328,562)         2,523,069

Cash and Cash Equivalents at Beginning of Year              4,556,540         2,033,471
                                                         -------------     -------------
Cash and Cash Equivalents at End of Year                 $  4,227,978      $  4,556,540
                                                         =============     =============

Supplemental Disclosure of Noncash Investing and Financing Activities:

                                                             1997              1996
                                                             ----              ----
    Equipment acquired through long-term financing         $  293,911        $  355,615
    Warrants repriced in connection with
     debt refinancing                                      $   38,608

    See Note 3 for details of noncash transactions related to Gold Creek acquisition.

Supplemental Disclosure of Cash Flow Information:

    Interest paid by the Company was $847,658 in 1997 and $563,698 in 1996. Income taxes paid by (refunded to) the Company were $24,090 in 1997 and
     $(1,125) in 1996.

See notes to consolidated financial statements.

                                       F7

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends (see
     Note 3). Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino. The accompanying financial statements include the results of operations acquired from Gold Creek for the period subsequent to June 30, 1996.

     The Company's operating revenue for 1997 and 1996 is derived principally from its casino operations in Cripple Creek.

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

     Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 1997.

     Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives or the applicable lease term, if shorter.

                                       F8

     Goodwill - Goodwill represents the excess of purchase price over net identifiable assets acquired. Goodwill recognized in the 1994 Alpine acquisition, which is not deductible for income tax purposes, has an unamortized balance of $4,605,444 at December 31, 1997, and is being amortized on a straight-line basis over 10 years. Goodwill recognized in the 1996 Gold Creek acquisition has an unamortized balance of $7,993,190 at December 31, 1997, is being amortized on a straight-line basis over 15 years, and is deductible for tax purposes.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions.


     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Consulting fees are recognized as revenue as services are provided.

     Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations and was $973,609 in 1997 and $439,811 in 1996.

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

     Income Taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach to computing deferred income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

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

     Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 and establishes new guidelines for the computation and presentation of earnings per share. A measurement designated "basic earnings per share" replaces "primary earnings per share." Basic earnings per share considers only outstanding common stock in the computation. A measurement designated "diluted earnings per share" replaces "fully diluted earnings per share," although the computations are similar in that both give effect to all potentially dilutive securities. The provisions of SFAS No. 128 became effective in the fourth quarter of 1997. There was no effect on the loss per share amounts for 1996 previously reported.

     Reclassifications - Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

                                       F9

     Recently Issued Accounting Pronouncements - In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investments by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in a financial statement with the same prominence as other financial statements that constitute a full set of financial statements.

     In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments, products and services, geographic areas and major customers.

     The Company will be required to adopt both SFAS No. 130 and SFAS No. 131 for the year ending December 31, 1998. The Company has not completed the process of evaluating the impact, if any, that will result from the adoption of the new pronouncements.

3.   ACQUISITION OF WOMACKS

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of
     Womacks  in  Cripple  Creek,   Colorado.   The  total  purchase  price  was
     approximately $14.2 million, consisting of a base cash payment of $5 million plus $425,000 for the amount of working capital as of the closing date, a promissory note of $5.2 million issued to Gold Creek, the assumption of existing debt of Gold Creek of approximately $3 million, and direct out-of-pocket costs of approximately $600,000. The promissory note to Gold Creek and substantially all of the assumed debt obligations were refinanced in April 1997 (see Note 5). The purchase agreement further provided that two years after the closing of the transaction, the Company will issue 1,060,000 shares of its common stock, valued at $1.8 million based on the July 1, 1996 trading price, to two principals of the seller who entered into consulting contracts with the Company at closing. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00. Based upon the 20-day average closing price of the Company's common stock preceding December 31, 1997, the number of shares to be issued would have been 1,595,048. At the Company's option, it may elect to issue 1,060,000 shares together with a cash payment equal to the difference between $1,674,800 and 1,060,000 shares valued at the 20-day closing price preceding date of issuance. The cash payment under this option would have been $561,800 at December 31, 1997.

     The Company has accounted for the Gold Creek acquisition using the purchase method of accounting, whereby the total purchase price, including direct out-of-pocket costs of the acquisition, has been allocated to identifiable assets acquired and liabilities assumed based on their estimated fair market value. The excess of the purchase price over the fair value of identifiable net assets ("goodwill") is being amortized to expense ratably over 15 years.

                                      F10

4.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1997 consist of the following:

                                                                        Estimated
                                                                         Service
                                                                           Life
                                                                         in Years
                                                                        ----------
        Land                                              $   4,616,437
        Buildings and improvements                            5,679,250    7 - 31
        Gaming equipment                                      4,401,793    3 - 7
        Furniture and office equipment                        1,034,346    5 - 7
        Other                                                   955,503    3 - 7
                                                          --------------
                                                             16,687,329
        Less:  accumulated depreciation                     (2,981,344)
                                                          --------------
                                                             13,705,985
        Nonoperating casino and land                            920,504
                                                          --------------
        Property and equipment, net                       $  14,626,489
                                                          ==============

5.    LONG-TERM DEBT
      Long-term debt at December 31, 1997, consists of the following:

       Borrowings under revolving line of credit facility with bank     $ 9,401,466
       Notes payable secured by gaming and other equipment                  262,474
       Note payable, unsecured; payable in monthly installments of
        $1,660, including interest at 12%; maturing in June 1998              9,625
       Convertible debenture                                                500,000
       Note payable to founding shareholder, unsecured;
        noninterest-bearing                                                 420,360
                                                                        ------------
       Total long-term debt                                              10,593,925
       Less current portion                                               (525,311)
                                                                        ============
                                                                        $10,068,614
                                                                        ============

                                      F11

     On March 31, 1997, the Company entered into a four-year, $13 million reducing revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). The initial borrowing drawdown under the RCF of $12.2 million on April 3, 1997, was used to retire approximately $9.2 million of secured debt relating to Womacks/Legends Casino. The Company also exercised a purchase option and acquired a portion of Womacks/Legends Casino, previously subject to a long-term operating lease, for $1.85 million. The remaining proceeds were used for bank fees and other costs paid at closing, and for general operating purposes. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. On January 28, 1998, the RCF was amended to increase the maximum available borrowings to $15 million, subject to the completion of a proposed property acquisition. An annual commitment fee of one-half percent, payable quarterly, is charged on the unused portion of the RCF. Through February 28, 1998, borrowings bear interest at Wells Fargo's prime rate plus one-half percent, payable quarterly. Beginning March 1, 1998, the interest rate will be reduced to a maximum of prime plus three-quarters percent and a minimum of prime, with the rate based on the Company's leverage ratio, as defined, on a trailing-four-quarters basis. At the Company's option, all or a portion of the outstanding balance may be converted to a LIBOR-based borrowing. The borrowing capacity under the RCF is reduced by $375,000 quarterly. The total borrowing capacity at December 31, 1997, was $12,250,000, with unused borrowing capacity of approximately $2.8 million at that date. Quarterly repayments of principal are required to the extent that outstanding borrowings exceed borrowing capacity at the beginning of any quarter. Based upon the balance of outstanding borrowings at December 31, 1997, and the scheduled reductions in borrowing capacity over the next 12 months, the entire balance of outstanding borrowings has been classified as long-term in the accompanying balance sheet. Under the RCF, the Company is required to comply with certain customary financial covenants, and Womacks/Legends Casino is subject to certain capital expenditure requirements and restrictions on investments. In connection with securing the RCF, the Company incurred and capitalized approximately $360,000 of out-of-pocket costs, comprising principally nonrefundable bank commitment fees and attorneys' fees, including costs incurred prior to closing. These deferred costs are being charged to operations on a straight-line basis over the term of the RCF. An extraordinary charge, net of income taxes, of $171,860, constituting a prepayment premium on one of the retired borrowings, was recognized in the second quarter of 1997.

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

     The Company has acquired certain of its gaming and other equipment subject to vendor financing at fixed rates of 10% to 10.5%.

                                      F12

      Scheduled maturities of long-term debt are as follows:

                1998                                   $    525,311
                1999                                      3,844,701
                2000                                      1,572,447
                2001                                      4,651,466
                                                       =============
                Total                                  $ 10,593,925
                                                       =============

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

     In connection with the business combination with Alpine, warrants were granted to certain key Alpine employees to purchase 235,000 shares of common stock at an exercise price of $3.49. In 1997, the exercise price on warrants covering 150,000 shares was reduced to $1.50 as an inducement to two former principals of Alpine to cure certain property title issues in connection with the Company's April 1997 debt refinancing. The warrants expire in March 1999.

     Warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.25 were issued in conjunction with a private placement of common stock in July 1994 and expire June 30, 1999.

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

     In June 1996 the Company completed a private placement of 4,072,233 shares of its common stock at an average price of $1.43 per share, with proceeds, net of selling commissions, of approximately $4,470,000. In connection with this private placement, the Company issued warrants to a placement agent to purchase 150,000 shares of its common stock at $2.36 per share. The warrants expire in June 2001.

                                      F13

     In December 1996 the Company issued warrants to purchase 450,000 shares of its common stock to a consulting firm in connection with a two-year agreement, whereby the consulting firm will provide the Company with institutional and individual contacts in the investment community. The warrants were issued in increments of 150,000 shares with exercise prices of $1.75, $2.25 and $2.75 per share and expiration dates of December 1997, June 1998 and December 1998, respectively. The estimated fair value of the warrants at issuance was $97,327, which is being charged ratably to earnings, with a corresponding credit to additional paid-in capital, over the term of the consulting contract.

     In April 1994 the Board of Directors of the Company adopted the Employee's Equity Incentive Plan (the "Plan"), which was amended effective November 22, 1995, and further amended November 25, 1996. The Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 3,500,000 shares of common stock through the various forms of award permitted. Through December 31, 1997, only stock option awards had been granted under the Plan. Stock options may be either incentive stock options, for which the option price may not be less than fair market value at the date of grant, or nonstatutory options, which may be granted at any option price. All options must have an exercise period not to exceed ten years. Options granted to date have either one-year or two-year vesting periods. Transactions regarding the Plan are as follows:

                                                 1997                   1996
                                         ---------------------  ---------------------
                                                    Weighted-              Weighted-
                                                     Average                Average
                                                    Exercise               Exercise
                                           Shares     Price       Shares     Price
        Incentive Stock Options:           ------   ---------     ------   ---------
        ------------------------
           Outstanding at January 1       2,371,400   $  1.50    2,266,000   $  1.50
           Granted                          265,800   $  0.85      105,400   $  1.54
           Cancelled or forfeited          (21,800)   $  1.50
                                         -----------            -----------
           Outstanding at December 31     2,615,400   $  1.44    2,371,400   $  1.50
                                         ===========            ===========

           Options exercisable at         2,460,834   $  1.47    2,321,133   $  1.50
          December 31                    ===========            ===========


      Summarized information regarding options outstanding at December 31, 1997, is as follows:

                                               Weighted-
                                   Number       Average                Number
                 Exercise       Outstanding    Remaining             Exercisable
                   Price        At Year End  Term in Years           at Year End
                 --------       -----------  -------------           -----------
                   $0.75            230,000       9.8                   115,000
                   $1.50          2,345,900       7.7                 2,306,334
                   $1.63             30,000       8.0                    30,000
                   $2.25              9,500       7.4                     9,500
                               =============                    ================
                                  2,615,400       7.9                 2,460,834
                               =============                    ================

                                      F14

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options granted under the Plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method recommended, but not required, by SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                 1997             1996
                                                 ----             ----

       Net loss                As reported    $  (542,624)     $(1,295,142)
                               Pro forma      $  (649,772)     $(1,660,324)

       Loss per share          As reported    $     (0.03)     $     (0.09)
                               Pro forma      $     (0.04)     $     (0.12)

      The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                      1997             1996
                                                      ----             ----
       Weighted-average fair value of
          options granted during the year         $   0.58         $   1.16
       Weighted-average risk-free interest rate       5.7%             6.1%
       Weighted-average expected life              10 yrs.          10 yrs.
       Weighted-average expected volatility            59%              74%
       Weighted-average expected dividends             $ 0              $ 0

7.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Concession Agreement - The Company's concession to provide unlimited-stakes gaming on a luxury cruise ship, the Silver Wind, expired in January 1998.

     Proposed Property Acquisition - In November 1997 the Company entered into a definitive purchase agreement to acquire 22,000 square feet of land, zoned for gaming, adjacent to Womacks Casino. The prime parcel of land under contract includes a partially constructed building structure. The Company anticipates developing the property to include a covered parking structure, hotel rooms and possibly additional gaming facilities. The purchase price is $3,200,000, plus either 400,000 shares of Century's restricted common stock or $400,000, at the Company's option. The Company has made an earnest money deposit of $150,000. Closing of the purchase is scheduled for the second quarter of 1998.

                                      F15

     WestPac Advertising Agreement - In late 1996 the Company entered into a three-year advertising agreement, which commenced in January 1997, with Western Pacific Airlines, Inc. ("WestPac"), whereby the entire exterior of one of WestPac's aircraft prominently displayed the logos and color scheme of Womacks/Legends Casino and its corporate parent, Century Casinos. The agreement also provided for various other joint marketing and advertising activities. At the time, WestPac operated flights nationwide out of its sole hub in Colorado Springs, which is located in the primary market area for Womacks/Legends Casino in Cripple Creek. During 1997, WestPac
     significantly revised its business strategy, selecting Denver as its primary hub, and began to operate a majority of its flights into and out of the Denver hub. Due to the change in WestPac's strategy and its reduced emphasis on the Colorado Springs market, the Company informally advised WestPac that the latter's change in business strategy constituted a material breach of the agreement and that the Company sought to terminate the agreement as well as reimbursement of monies previously paid. In October 1997 WestPac filed a Chapter 11 bankruptcy petition and in January 1998 completely ceased operations. Consequently, the Company believes it has no further obligations under the advertising agreement and, in light of WestPac's cessation of operations, does not expect to recover any amounts previously paid.

     Casino Management Agreement-Rhodes, Greece - The Company has executed a casino management consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, under which the Company, as an independent contractor, will supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium has been awarded the exclusive license for casino gaming on Rhodes for a 12-year period. The Company's management consulting agreement with the consortium, which has an initial term running through the third anniversary of the casino opening, provides for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. The Company is not required to commit any capital in connection with the proposed activities under the agreement. In the fourth quarter of 1996, the Company received $50,000 with respect to pre-opening phase services. The consortium had previously indicated a target opening date for the casino of late 1997, which it did not achieve, and has not announced a revised opening date.

     South Africa - Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. The Company has filed applications with two consortia for casino licenses in the province of Gauteng. The Company has signed long-term management contracts with both consortia, with one of the agreements providing that, should a license be granted, the Company would make a minority equity investment of approximately $2,000,000. The Company cannot reasonably predict whether either license will ultimately be awarded to the Company's partners.

     Riverboat Development Agreement-Indiana - In December 1995 the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County. Upon signing the agreement, the Company received a cash payment of $80,000 and recognized a gain on the sale of its investment of $26,627. The agreement provides for additional payments to the Company of up to approximately $3.3 million upon the occurrence of certain events. The agreement may be terminated by the buyer under specified circumstances, without further obligation to the Company. The Company will recognize future payments, if any, from the buyer as income when earned. In December 1997 the Indiana Gaming Commission voted to delay a decision on the award of any additional riverboat gaming licenses for at least one year, until the economic impact of the four existing licenses could be more fully evaluated.

                                      F16

     Indian Tribal Management Agreement-California - In August 1995 the Company terminated its management agreement with the Soboba Band of Mission Indians (the "Tribe") with respect to the Legends Casino at Soboba in Riverside
     County, California. In connection with the termination, an unaffiliated third party issued a promissory note to the Company for $3,100,000 payable over three years in monthly installments, based on a percentage of gross revenue from certain operations of the facility through August 1998. Through December 31, 1997, the Company has received cumulative payments on the promissory note totaling $1,922,475. The Company has applied payments received as recovery of costs previously capitalized under the management agreement. Capitalized costs were fully recovered in the fourth quarter of 1997. Subsequent payments have been, and will continue to be, recognized as income when received. The Company recognized income of $81,971 in 1997 from payments received.

     There continues to be a dispute within the State of California between the state government and Indian tribes regarding the types of gaming devices that may be operated at casinos on Indian tribal lands. An outcome adverse to the Indian tribes could affect the ability of the note obligor to earn sufficient revenue to satisfy the remaining amount due under the promissory note to the Company, which amount was $1,177,525 at December 31, 1997. The Company, at this time, cannot predict the likelihood of an outcome adverse to the Company. In addition, in late 1997 the third party negotiated an amendment to its agreement with the Tribe which reduces the percentage of revenue to be earned by the third party. The Company cannot predict the amount of remaining payments that will be received under note.

     Operating Lease Commitments - The Company has entered into certain noncancelable operating leases for real property, equipment and vehicles. Future minimum lease payments under these leases are $451,753 in 1998, $401,287 in 1999, $289,920 in 2000, $247,332 in 2001, $235,594 in 2002 and
     $480,000 thereafter. Rental expense was $630,353 in 1997 and $387,410 in 1996.

     Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any shareholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any shareholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in the Company's Certificate of Incorporation, or a combination thereof.

8.   INCOME TAXES

     The provision for income taxes, before extraordinary item, consists of the following:

                                                        1997           1996
                                                        ----           ----
       Federal - currently payable                  $     95,000   $     17,000
       Utilization of acquired net operating
        loss carryforward recorded as a
        reduction to goodwill                                            32,000
                                                    -------------  -------------
                                                    $     95,000   $     49,000
                                                    =============  =============

                                      F17

      The provision for income taxes, before extraordinary item, differs from the amount of income tax benefit calculated by applying the U.S. statutory federal income tax rate (34% for the income tax bracket applicable to the Company) to pretax loss, before extraordinary item, as follows:

                                                        1997           1996
                                                        ----           ----

       Expected federal income tax benefit at       $   (93,759)   $  (423,688)
       Increase (decrease) due to:
            Goodwill amortization                        252,111        252,111
            Income of foreign subsidiary                  17,702       (24,507)
            State income taxes, net of federal benefit    17,500       (18,681)
            Alternative minimum tax, before benefit
             associated with extraordinary item
             of $40,000 in 1997                           95,000         17,000
            Other nondeductible expenses                   4,252          3,612
            Change in valuation allowance              (197,806)        243,153
                                                    -------------  -------------
       Provision for income taxes                   $     95,000   $     49,000
                                                    =============  =============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 1997, consist of the following:

        Deferred tax assets:
          Net operating loss carryforward                     $      94,431
          Alternative minimum tax credit carryforward                94,547
          Property, plant and equipment                              92,363
          Deferred costs from terminated management contract        268,304
          Unrealized loss on note receivable                        157,584
          Accrued liabilities and other                             335,545
                                                              --------------
                                                                  1,042,774
        Deferred tax liabilities:
           Prepaid expenses                                        (39,194)
                                                              --------------

        Net deferred tax assets                                   1,003,580
        Valuation allowance                                     (1,003,580)
                                                              --------------
                                                              $           -
                                                              ==============

      At December 31, 1997 the Company has a net operating loss carryforward for income tax purposes of approximately $255,000, which expires in 2009, and has no remaining net operating loss carryforwards for alternative minimum tax purposes. A valuation allowance has been recorded to offset the amount of net deferred tax assets due to the uncertainty of realizing the related tax benefits.

                                      F18

9.    OTHER EXPENSE, NET

      Other expense, net, consists of the following:
                                                              1997           1996
                                                              ----           ----

       Interest income                                    $    152,912   $    188,411
       Interest expense                                    (1,039,147)      (577,914)
       Proceeds from terminated management agreement            81,971
       Costs associated with sale of mortgage note
        receivable                                                           (97,909)
       Costs associated with terminated debt offering                       (318,502)
       Amortization of deferred debt costs                    (65,744)
       Loss on note receivable                                              (422,476)
       Loss on disposal of equipment                          (47,567)      (263,542)
       Other                                                                 (49,259)
                                                          -------------  -------------
                                                          $  (917,575)   $(1,541,191)
                                                          =============  =============

10.   LOSS PER SHARE

      In accordance with SFAS No. 128, the basic loss per share amounts for 1997 and 1996 presented in the accompanying statements of operations are calculated by dividing the net loss by the weighted number of common shares outstanding for the respective periods. Contingently issuable shares (see Note 3) have not been considered in the basic loss per share calculations as the number of shares to be issued is not determinable as of the balance sheet dates. Diluted loss per share amounts for 1997 and 1996 are identical to the respective basic loss per share amounts. Contingently issuable shares, options and warrants to purchase common stock (see Note 6), and the convertible debenture (see Note 5) have not been considered in the calculations of diluted loss per share for the periods presented as their effects would be antidilutive.

                                      F19

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        --------------------------------------

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act."

Item 10. Executive Compensation.
-------------------------------

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997, under the caption "Information Concerning Directors and Executive Officers."

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997, under the caption "Voting Securities."

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

      The information in this item is incorporated by reference from the Company's Definitive Proxy material in respect of the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997, under the caption "Certain Relationships and Related Transactions."

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

     a. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     1. The following exhibits were included with the filing of the Alpine's Form 10-KSB for the year ended December 31, 1993 and are hereby incorporated by reference:

      Exhibit No.       Description
      -----------------------------

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

      10.23       Concession  Agreement  -  Silver  Cloud   and   Silver  Wind -
                  Silver Sea Cruises.

      10.27 Management Agreement - Soboba Bingo Hall - Soboba Band of Mission Indians.

      10.28       Missouri Riverboat Agreement - City of Portage des Sioux.

      10.30       Soboba  Debt  Financing  Commitment  -  Hospitality  Franchise
                  Systems, Inc.

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

--------------------

      2. The following exhibits were filed with the Form 10-KSB for the Fiscal Year Ended December 31, 1994 and are hereby incorporated herein by reference:

      Exhibit No.       Description
      -----------------------------

      10.45       Agreements   regarding   Wells,   Nevada  Nonoperating  Gaming
                  Facility.

      10.47       Amendment  to  Agreement  -  Missouri  -  Casino   Development
                  Corporation.

      10.48       Amended Management Contract - Soboba Indian Tribe,

      10.49       Buyout Agreement - St. Charles Gaming Company.
-------------------

      3. The following exhibits were filed with the Form 10-KSB for the Fiscal Year Ended December 31, 1995 and are incorporated herein by reference:

      Exhibit No.       Description
      -----------------------------

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

      10.58       Consultancy Agreement - Chalkwell Limited.

      -------------------

      4. The following exhibits were filed with the Form 8-K Current Report dated July 1, 1996 and are hereby incorporated by reference:

      Exhibit No.       Description
      -----------------------------

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

      -------------------

      5.    The following  exhibit was filed with the Form 10-KSB for the Fiscal
            Year  Ended  December  31,  1996  and  is  incorporated   herein  by
            reference:
:

      Exhibit No.       Description
      -----------------------------

      10.67       Office  Lease  -  26 South  Tejon  Street,  Colorado  Springs,
                  Colorado.

      -------------------

      6. The following exhibit was filed with the Form 10-QSB for the Period ended March 31, 1997 and is incorporated herein by reference:

      Exhibit No.       Description
      -----------------------------

      10.68 Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor").


      7.    The following exhibits are filed herewith:

      Exhibit No.       Description
      -----------------------------

      10.69 First Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 11, 1997.

      10.70 Second Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated January 28, 1998.

      21          Subsidiaries of the Registrant.

      23.1        Consent of Independent Accountants.

      27          Financial Data Schedule

      b.          Reports  on  Form 8-K Filed  During  the  Registrant's  Fourth
                  --------------------------------------------------------------
                  Fiscal Quarter:
                  --------------

      No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1997.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 18, 1998.

                                    CENTURY CASINOS, INC.

                                  By: /s/ James D. Forbes
                                          --------------------------------------
                                          James D. Forbes, President

                                      /s/ Norbert Teufelberger
                                          --------------------------------------
                                          Norbert Teufelberger,  Chief Financial
                                          Officer (Principal Financial Officer)

                                      /s/ Brad Dobski
                                          --------------------------------------
                                          Brad Dobski, Chief Accounting Officer
                                          (Principal Accounting Officer)

                              POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Forbes and Norbert Teufelberger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1998.


Signature                  Title                        Signature                    Title

/s/ Erwin Haitzmann        Chairman of the Board        /s/ Gottfried Schellmann     Director
    ---------------------                                   ---------------------
    Erwin Haitzmann                                         Gottfried Schellmann

/s/ Peter Hoetzinger       Vice Chairman of the Board   /s/ Robert Eichberg          Director
    ---------------------                                   ---------------------
    Peter Hoetzinger                                        Robert Eichberg

/s/ James D. Forbes        President and Director
    ---------------------
    James D. Forbes

/s/ Norbert Teufelberger   Chief Financial Officer and Director
    ---------------------
    Norbert Teufelberger

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------------------------

10.69 First Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 11, 1998.

10.70 Second Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated January 28, 1998.

21        Subsidiaries of the Registrant.

23.1      Consent of Independent Accountants.

27        Financial Data Schedule