Form 10-Q
period 1998-03-31
CENTURY CASINOS INC
filed 1998-05-04
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___     QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
_______     TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________ .

            Commission file number    0-22290
                                  ----------------

                              CENTURY CASINOS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                84-1271317
       ------------------------                    ---------------------
       (State of incorporation)                    (IRS Employer ID No.)

             200-220 E. Bennett Ave., Cripple Creek, Colorado 80813
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 689-9100
                                 --------------
                                 (Phone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_ No ___

          Number of shares of common stock, $.01 par value, outstanding as of April 28, 1998:

                                   15,381,385

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                     Page Number
                                                                     -----------
PART I            FINANCIAL INFORMATION


Item 1.           Financial Statements (unaudited)


                  Consolidated Balance Sheet as of  March 31, 1998       3

                  Consolidated   Statements  of  Operations  for  the    4
                  Three Months Ended March 31, 1998 and 1997

                  Consolidated  Condensed  Statements  of Cash  Flows    5
                  for the Three Months Ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements             6


Item 2.           Management's Discussion and Analysis                   9


PART II           OTHER INFORMATION                                      13


                  SIGNATURES                                             13

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                  March 31, 1998

   ASSETS


   Current Assets:

      Cash and cash equivalents                                $   4,285,944
      Prepaid expenses and other                                     661,318
                                                               -------------
        Total current assets                                       4,947,262

   Property and Equipment, net                                    14,404,739

   Goodwill, net                                                  12,263,258

   Other Assets                                                    1,111,185
                                                               -------------
   Total                                                       $  32,726,444
                                                               =============
   LIABILITIES AND SHAREHOLDERS'  EQUITY


   Current Liabilities:

      Current portion of long-term debt                        $     518,846
      Accounts payable and accrued expenses                        2,333,058
                                                               -------------
      Total current liabilities                                    2,851,904

   Long-Term Debt, less current portion                            9,149,916

   Shareholders' Equity:

      Preferred stock; $.01 par value; 20,000,000 shares
          authorized; no shares issued or outstanding
     Common stock; $.01  par value; 50,000,000 shares
          authorized; 15,861,885 shares issued;
          15,481,385 shares outstanding                              158,619
     Additional paid-in capital                                   24,919,708
     Other comprehensive income - foreign currency translation       (40,844)
     Accumulated deficit                                          (3,886,441)
                                                               -------------
                                                                  21,151,042
      Treasury stock - 380,500 shares, at cost                      (426,418)
                                                               -------------
        Total shareholders' equity                                20,724,624
                                                               -------------
   Total                                                       $  32,726,444
                                                               =============

     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                       For the Three Months Ended
                                                                March 31,
                                                        1998                 1997
                                                        ----                 ----
   Operating Revenue:
     Casino                                        $   4,279,897        $  4,358,617
     Food and beverage                                   176,478             209,270
     Hotel                                                11,877              10,108
     Other                                                25,430              52,013
                                                   -------------        ------------
                                                       4,493,682           4,630,008
     Less promotional allowances                        (148,599)           (176,824)
                                                   -------------        ------------
              Net operating revenue                    4,345,083           4,453,184
                                                   -------------        ------------
   Operating Costs and Expenses:
     Casino                                            1,728,373           2,535,207
     Food and beverage                                    73,383              91,619
     Hotel                                                 7,428               3,223
     General and administrative                        1,335,724           1,310,121
     Depreciation and amortization                       766,339             685,501
                                                   -------------        ------------
        Total operating costs and expenses             3,911,247           4,625,671
                                                   -------------        ------------
   Income (Loss) from Operations                         433,836            (172,487)
     Other income (expense), net                          92,488            (173,474)
                                                   -------------        ------------
   Income (Loss) before Income Taxes                     526,324            (345,961)
     Income tax benefit                                 (597,000)           (122,000)
                                                   =============        ============
   Net Income (Loss)                               $   1,123,324        $   (223,961)
                                                   =============        ============
   Basic Earnings (Loss) per share                 $        0.07        $      (0.01)
                                                   =============        ============
   Diluted Earnings (Loss) per share               $        0.07        $      (0.01)
                                                   =============        ============
   Comprehensive Income (Loss):
     Net income (loss), as reported above          $   1,123,324        $   (223,961)
     Foreign currency translation adjustments            (13,067)             (4,821)
                                                   -------------        ------------
     Comprehensive Income (loss):                  $   1,110,257        $   (228,782)
                                                   =============        ============


     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                        For the Three Months Ended
                                                                 March 31,
                                                           1998             1997
                                                           ----             ----

  Cash provided by operations
                                                     $    1,224,609    $     592,353
                                                     --------------    -------------
  Cash provided by (used in) investing activities           222,300         (213,311)
                                                     --------------    -------------
  Cash used in financing activities                      (1,388,943)        (482,339)
                                                     --------------    -------------
  Increase (decrease) in cash and cash equivalents           57,966         (103,297)

  Cash and cash equivalents at beginning of period        4,227,978        4,556,540
                                                     --------------    -------------
  Cash and cash equivalents at end of period
                                                     $    4,285,944    $   4,453,243
                                                     ==============    =============



   Supplemental Disclosure of Noncash Investing and Financing Activities:

    In the quarter ended March 31, 1997, the Company acquired gaming equipment in the amount of $62,512 subject to long-term vendor financing.

   Supplemental Disclosure of Cash Flow Information:

    Interest paid by the Company was $296,828 and $213,232 for the three months ended March 31, 1998 and 1997.

    Income taxes paid by the Company were $59,345 and $15,892 for the three months ended March 31, 1998 and 1997.


     See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino.

     The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1997.

2.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in a financial statement with the same prominence as other financial statements that constitute a full set of financial statements.

3.   INCOME TAXES

     The income tax benefit of $597,000 for the three months ended March 31, 1998 consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $218,000, based upon estimated full-year income for financial reporting purposes adjusted for permanent differences and utilization of available net operating loss carryforwards ("NOLs") and alternative minimum tax credit carryforwards. The income tax benefit of $122,000 for the three months ended March 31, 1997 is based upon estimated full-year income for financial reporting purposes adjusted for permanent differences and utilization of available NOLs.

4.    EARNINGS (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share for the three months ended March 31, 1998 and 1997 were computed as follows:

                                                      For the Three Months Ended
                                                               March 31,

                                                         1998             1997
                                                         ----             ----
       Basic Earnings (Loss) Per Share:
         Net income (loss)                            $   1,123,324    $    (223,961)
                                                      =============    =============
         Weighted average common shares                  15,790,013       15,861,885
                                                      =============    =============
         Basic Earnings (loss) per share              $        0.07    $       (0.01)
                                                      =============    =============
       Diluted Earnings (Loss) Per Share:
         Net income (loss), as reported               $  1,123,324     $    (223,961)
           Interest expense, net of income
            taxes, on convertible debenture                  8,412
                                                      ------------     -------------
         Net  income (loss) available to
           common shareholders                        $   1,131,736    $    (223,961)
                                                      =============    =============
         Weighted average common shares                  15,790,013       15,861,885
           Assumed issuance of contingent shares            710,295
           Effect of dilutive securities:
             Convertible debenture                          271,739
             Stock options and warrants                      70,252
                                                      ------------     -------------
             Dilutive potential common shares            16,842,299       15,861,885
                                                      =============    =============

         Diluted earnings (loss) per share            $        0.07    $       (0.01)
                                                      =============    =============

         Excluded from computation of diluted
           earnings (loss) per share
            due to antidilutive effect:

             Options and warrants to purchase common
               shares                                   5,913,581          5,985,009
             Weighted average exercise price          $      2.02      $        2.01


      Contingent shares have been included in the computation of diluted earnings per share for the three months ended March 31, 1998, after adjustment for certain transactions that occurred subsequent to March 31, 1998 (see Note 6). Contingent shares, shares to be issued upon conversion of a debenture, and stock options and warrants have all been excluded from the computation of diluted loss per share for the three months ended March 31, 1997, as their effects would be antidilutive.

5.   SHARE REPURCHASE PLAN

     In February 1998 the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through March 31, 1998, the Company has repurchased 380,500 shares at an average cost per share of $1.12. The Company anticipates that it may use the treasury shares in partial settlement of its obligation to a former principal of Gold Creek (see Note 6).

6.   CONTINGENTLY ISSUABLE SHARES

     In connection with the acquisition of Womacks from Gold Creek on July 1, 1996, the purchase agreement provided that on July 1, 1998, the Company would issue 1,060,000 shares of its common stock, valued at $1.8 million at July 1, 1996, to two principals of Gold Creek. The number of shares to be issued is subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock is less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeds $4.00.

     On April 1, 1998, the Company settled five percent of its obligation to the two principals for a cash payment of $69,000. On April 30, 1998, the Company reached agreement with one of the principals to settle one-half of the remaining obligation for a combination of (a) a cash payment on May 1, 1998 of $390,000; and (b) issuance of a three-year, unsecured note for $390,000, with interest at 8.75%.

     The remaining obligation to the other principal may be settled, at the Company's option, either entirely through the issuance of stock or by a combination of stock and cash. Based upon the 20-day average closing price of the Company's common stock preceding March 31, 1998, and giving retroactive effect to the cash payment made on April 1, 1998, as though it had occurred on March 31, 1998, the number of shares to be issued to settle the remaining obligation in stock would have been 710,295; alternatively, the Company could have issued 503,500 shares, together with a cash payment of $231,610, had settlement occurred on March 31, 1998.

7.   SETTLEMENT OF NOTE RECEIVABLE

     In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other income, net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through date of settlement were $2,475,000, of which $1,843,000 were applied to recovery of capitalized costs and $632,000 were recognized in income. No further payments will be received under the note.

8.   EVENT SUBSEQUENT TO MARCH 31, 1998

     On April 21, 1998, the Gauteng Gambling and Betting Board announced the award of the remaining two licenses for the province of Gauteng, South Africa. Silverstar Development Ltd. ("Silverstar"), a consortium which was one of the license applicants and in which the Company participates, was not awarded a license. As of March 31, 1998, the Company has recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022.

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


Results of Operations

Three Months Ended March 31, 1998 vs. 1997
------------------------------------------
Net operating revenue for the first quarter of 1998 was $4,363,147 compared with $4,468,144 for the same period in 1997, a decrease of $123,061, or 2.8%, and largely attributable to the expiration of the Company's two cruise ship concession contracts in May 1997 and January 1998. Casino revenue from Womacks/Legends Casino increased 1.2% to $4,245,653 from $4,195,431 a year earlier. The revenue increase was achieved despite the discontinuation of the bussing and logojet marketing programs. Casino gross margin for Womacks/Legends Casino improved to 60.0% from 41.8% in the year-earlier period. Contributing most significantly to the margin improvement was the elimination of costs of the casino's bussing and logojet marketing programs, as the casino produced a slight revenue increase without the added cost burden. Also contributing to the improved margin were lower payroll costs and a lower effective tax rate on gaming revenue. The lower effective gaming tax rate is due to a change in the taxing authority's fiscal year end to June 30, and the change will have a similar effect through the second quarter of 1998.

Food and beverage revenue decreased 15.7% to $176,478 versus the first quarter of 1997. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $201,727 in the first quarter of 1998 as compared with $262,716 in the prior year. The decrease in other revenue resulted principally from a decline in concession fees from the cruise ships coincident with the expiration of those agreements.

General and administrative expense as a percentage of net operating revenue remained relatively unchanged at approximately 30% for both periods.

Depreciation expense increased to $430,963 from $350,125, while amortization of goodwill remained unchanged at $335,376 for both periods. The increase in depreciation expense is primarily attributable to ongoing property improvements at Womacks/Legends Casino.

In March 1998 the
Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other income, net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through date of settlement were $2,475,000, of which $1,843,000 were applied to recovery of capitalized costs and $632,000 were recognized in income. No further payments will be received under the note.

On April 21, 1998, the Company was informed that the consortium with which it had filed a gaming license application for the province of Gauteng, South Africa was not awarded one of the two remaining licenses for the province. Accordingly, as of March 31, 1998, the Company has provided an impairment allowance of $196,022 against its entire equity investment in the license applicant.

In addition to the payments received from SSK and the provision for impairment previously described, other income, net, for the first quarter of 1998 comprised $220,521 of interest expense, $31,915 of interest income, a gain of $49,436 from the disposal of fixed assets, amortization of deferred costs of $24,470 related to the Wells Fargo refinancing, and expense of $97,850 related to potentially unusable trade credits from an equipment supplier. Other expense, net, for the prior year period consisted of $210,516 of interest expense, $37,804 of interest income and a loss of $762 from the disposal of fixed assets.

The income tax benefit of $597,000 for the first quarter of 1998 includes a nonrecurring credit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets. The remaining provision of $218,000 is based upon estimated full-year income for financial reporting purposes adjusted for permanent differences and utilization of available net operating loss carryforwards and alternative minimum tax credit carryforwards. The income tax benefit of $122,000 for the year-earlier period is based upon estimated full-year income for financial reporting purposes adjusted for permanent differences and utilization of available NOLs.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4,285,944 at March 31, 1998 and the Company had net working capital of $2,095,358. Additional liquidity is provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $3.3 million at March 31, 1998. For the three months ended March 31, 1998, cash provided by operations was $1,224,609 as compared with $592,353 in the prior year period, with most of the increase attributable to the operations of Womacks/Legends Casino. Cash provided by investing activities for the first quarter of 1998 included payments received totaling $550,000 from SSK and proceeds from fixed asset disposals of $102,692, partially offset by capital expenditures and earnest money deposits of $430,392. The Company made net repayments on borrowings of $925,163 and repurchased outstanding common stock for a total of $426,418.

Womacks/Legends Casino is considering construction of a 35-room hotel and two-level parking garage, directly across the street from the casino. Based on preliminary plans, the estimated construction cost would be $2.2 million, which would be funded through a combination of working capital, operating cash flow and borrowing capacity under the RCF.

In November  1997 the Company  entered into a definitive  purchase  agreement to acquire 22,000 square feet of land, zoned for gaming, adjacent to Womacks/Legends Casino. The prime parcel of land under contract includes a partially-constructed building structure. The Company anticipates razing the structure and using the entire property for customer parking for the 1998 summer season. Management is presently assessing its long-term development plans for the property. The purchase price is $3,200,000 (less earnest money deposits through March 31, 1998 of $250,000), plus either 400,000 shares of Century's restricted common stock or $400,000, at the Company's option. The Company's RCF will provide funding for the transaction. Closing of the purchase is scheduled for the second quarter of 1998.

In February 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. Through March 31, 1998, the Company has repurchased 380,500 shares at an average cost of $1.12.

In March 1998 the Company entered into a joint venture agreement with a subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s. The Company holds a 49% interest in the venture, which will operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. The Company will manage the casino operations pursuant to a ten-year management agreement for a fee based upon gross casino revenue. The Company's initial capital requirements consist of an equity contribution to the venture of $220,000 and a refundable escrow deposit during the license application phase of $80,000. These requirements will be funded through the Company's current cash position. Additionally, the venture estimates initial capital expenditures of approximately $2 million for which it is considering several financing alternatives. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

On April 21, 1998, a consortium which includes the Company submitted an application for a gaming license in the province of Kwazulu Natal, South Africa. The province may award up to five gaming licenses. The consortium's application is for a $40 million multipurpose entertainment resort in the city of Empangeni. The Company would manage the 520-gaming position casino pursuant to a 15-year management agreement. The Company has received a three percent equity interest in the consortium in consideration of services rendered during the application phase, and may acquire an additional five percent of the equity for approximately $500,000 upon licensing. The additional equity investment would be funded through the Company's working capital. The Kwazulu Natal Gambling Board has indicated that the preferred finalists for the licenses will be announced in June 1998 with the final awards expected in late 1998.

The Company holds a small equity position in Great North Resorts limited, which has submitted a license application for Petersburg, the capital of the Northern Province, South Africa. If successful in receiving a license, the Company would manage the casino operations of a proposed $40 million casino, hotel, entertainment and resort complex pursuant to a five-year agreement commencing with the opening of the permanent casino. The Company would also manage the operations of a temporary casino during the development phase of the resort complex. The Company would earn fees based on a percentage of annual gaming revenue. A decision on this application is expected no sooner than late second quarter of 1998. The Company has no significant additional capital obligations with respect to this application.

On November 28, 1997, the Champs Indian Band of British Columbia, Canada, in cooperation with the Company, presented a proposal for a $40 million destination casino resort complex to the British Columbia Lottery Advisory Committee. The Company has reached an agreement in principle to become the casino management/consulting partner in case of license award. The Company was paid a fee in 1997 for its consulting services in connection with the application process, and final terms of the management agreement will be negotiated in the event licensing details become available. The Company does not know when a decision will be made on the license application.

Management believes that the Company's working capital position at March 31, 1998, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.


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

Item 6. - Exhibits and Reports on Form 8-K

          (a)  Exhibits - The following exhibit is filed herewith:

               27         Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   * * * * * * *

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTURY CASINOS, INC.

/s/ Brad Dobski
    ---------------------------
    Brad Dobski
    Vice President - Finance,
    Chief Accounting Officer and duly authorized officer

    Date: May 4, 1998