Form 10QSB
period 1998-06-30
CENTURY CASINOS INC
filed 1998-08-04
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

_______   TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15  (d)   OF   THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________ .


          Commission file number    0-22290
                                 ------------------

                              CENTURY CASINOS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   84-1271317
        --------------------                       ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

          Number of shares of common stock, $.01 par value, outstanding as of July 31, 1998:

                                   15,316,385

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet as of  June 30, 1998               3

            Consolidated Statements of Operations for the Three           4
            Months Ended June 30, 1998 and 1997

            Consolidated Statements of Operations for the Six             5
            Months Ended June 30, 1998 and 1997

            Consolidated Condensed Statements of Cash Flows for           6
            the Six Months Ended June 30, 1998 and 1997

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis                         11

PART II     OTHER INFORMATION                                            15

            SIGNATURES                                                   16

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                   June 30, 1998
ASSETS                                                             -------------

Current Assets:
   Cash and cash equivalents                                       $  2,713,648
   Short-term investments                                               503,895
   Prepaid expenses and other                                           653,424
                                                                   -------------
Total current assets                                                  3,870,967

Property and Equipment, net                                          18,493,487

Goodwill, net                                                        11,927,882

Other Assets                                                          1,247,613
                                                                   -------------
Total                                                              $ 35,539,949
                                                                   =============

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities:
     Current portion of long-term debt                             $    904,571
     Accounts payable and accrued expenses                            2,138,751
                                                                   -------------
Total current liabilities                                             3,043,322

Long-Term Debt, less current portion                                 13,289,896

Shareholders' Equity:
    Preferred stock;  $.01 par value;
      20,000,000 shares  authorized;  no shares
      issued or outstanding
    Common stock; $.01 par value; 50,000,000
      shares authorized; 15,861,885 shares
      issued; 15,316,385 shares outstanding                             158,619
    Additional paid-in capital                                       23,302,873
    Other comprehensive income - foreign
      currency translation                                              (38,665)
    Accumulated deficit                                              (3,605,354)
                                                                   -------------
                                                                     19,817,473
Treasury stock - 545,500 shares, at cost                               (610,742)
                                                                   -------------
Total shareholders' equity                                           19,206,731
                                                                   -------------
Total                                                              $ 35,539,949
                                                                   =============

    See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                            For the Three Months Ended June 30,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            -----------------------------------
Operating Revenue:
Casino                                                       $   4,774,000      $   4,919,156
Food and beverage                                                  220,483            234,474
Hotel                                                               12,808             11,263
Other                                                               18,747             57,372
                                                             -------------      -------------
                                                                 5,026,038          5,222,265
Less promotional allowances                                       (174,862)          (196,870)
                                                             -------------      -------------
           Net operating revenue                                 4,851,176          5,025,395
                                                             -------------      -------------
Operating Costs and Expenses:
Casino                                                           1,858,926          2,752,340
Food and beverage                                                   81,151            109,152
Hotel                                                                6,585              3,512
General and administrative                                       1,336,405          1,284,358
Depreciation and amortization                                      750,906            722,638
                                                             -------------      -------------
       Total operating costs and expenses                        4,033,973          4,872,000
                                                             -------------      -------------

Income from Operations                                             817,203            153,395
Other expense, net                                                (232,116)          (342,019)
                                                             -------------      -------------
Income (Loss) before Income Taxes and Extraordinary Item           585,087           (188,624)
Provision for income taxes                                         304,000             20,000
                                                             -------------      -------------
Income (Loss) before Extraordinary Item                            281,087           (208,624)
Extraordinary item - debt prepayment premium, net of
income tax benefit of $40,000                                                        (171,860)
                                                             -------------      -------------
Net Income (Loss)                                            $     281,087      $    (380,484)
                                                             =============      =============

Earnings (Loss) Per Share, Basic and Diluted:

Before extraordinary item                                    $        0.02      $       (0.01)
Extraordinary item                                                                      (0.01)
                                                             -------------      -------------
Net earnings (loss)                                          $        0.02      $       (0.02)
                                                             =============      =============

Comprehensive Income (Loss):
Net income (loss), as reported above                         $     281,087      $    (380,484)
Foreign currency translation adjustments                             2,179             (3,709)
                                                             -------------      -------------
Comprehensive income (loss)                                  $     283,266      $    (384,193)
                                                             =============      =============

   See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                             For the Six Months Ended June 30,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            -----------------------------------
Operating Revenue:
   Casino                                                    $   9,053,897      $   9,277,773
   Food and beverage                                               396,961            443,744
   Hotel                                                            24,685             21,371
   Other                                                            44,177            109,385
                                                             -------------      -------------
                                                                 9,519,720          9,852,273
Less promotional allowances                                       (323,461)          (373,694)
                                                             -------------      -------------
           Net operating revenue                                 9,196,259          9,478,579
                                                             -------------      -------------
Operating Costs and Expenses:
   Casino                                                        3,587,299          5,287,547
   Food and beverage                                               154,534            200,771
   Hotel                                                            14,013              6,735
   General and administrative                                    2,672,129          2,594,479
   Depreciation and amortization                                 1,517,245          1,408,139
                                                             -------------      -------------

       Total operating costs and expenses                        7,945,220          9,497,671
                                                             -------------      -------------

Income (Loss) from Operations                                    1,251,039            (19,092)
   Other expense, net                                             (139,628)          (515,493)
                                                             -------------      -------------
Income (Loss) before Income Taxes and Extraordinary Item         1,111,411           (534,585)
   Income tax benefit                                             (293,000)          (102,000)
                                                             -------------      -------------
Income (Loss) before Extraordinary Item                          1,404,411           (432,585)
   Extraordinary item - debt prepayment premium, net of
      income tax benefit of $40,000                                                  (171,860)
                                                             -------------      -------------
Net Income (Loss)                                            $   1,404,411      $    (604,445)
                                                             =============      =============
Earnings (Loss) Per Share, Basic and Diluted:

   Before extraordinary item                                 $        0.09      $       (0.03)
   Extraordinary item                                                                   (0.01)
                                                             -------------      -------------
   Net earnings (loss)                                       $        0.09      $       (0.04)
                                                             =============      =============
Comprehensive Income (Loss):
   Net income (loss), as reported above                      $   1,404,411      $    (604,445)
   Foreign currency translation adjustments                        (10,888)            (8,530)
                                                             -------------      -------------
   Comprehensive income (loss)                               $   1,393,523      $    (612,975)
                                                             =============      =============


   See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                                                             For the Six Months Ended June 30,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            -----------------------------------

Cash provided by operations                                  $   2,003,573      $   1,144,767
                                                             -------------      -------------
Cash used in investing activities                               (5,375,250)        (3,563,756)
                                                             -------------      -------------
Cash used in financing activities                                1,857,347             22,536
                                                             -------------      -------------
Decrease in cash and cash equivalents                           (1,514,330)        (2,396,453)

Cash and cash equivalents at beginning of period                 4,227,978          4,556,540
                                                             -------------      -------------

Cash and cash equivalents at end of period                   $   2,713,648      $   2,160,087
                                                             =============      =============


   Supplemental Disclosure of Noncash Investing and Financing Activities:

   In the six months ended June 30, 1997, the Company acquired gaming equipment in the amount of $62,512 subject to long-term vendor financing.

   Supplemental Disclosure of Cash Flow Information:

   Interest  paid by the Company was  $474,411  and  $317,007 for the six months ended June 30, 1998 and 1997.
   Income taxes paid by the Company were $324,489 and $14,080 for the six months ended June 30, 1998 and 1997.


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

3.   INCOME TAXES

     The income tax provision for the three-month periods ended June 30, 1998 and 1997, were based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill amortization resulting from the Alpine acquisition and utilization of available net operating loss carryforwards ("NOLs"). The income tax benefit of $293,000 for the six months ended June 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $522,000, based upon estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization, and utilization of available NOLs and alternative minimum tax credit carryforwards. The income tax benefit of $102,000 (exclusive of a $40,000 benefit associated with an extraordinary charge) for the six months ended June 30, 1997, was based upon estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization and utilization of available NOLs.


4.   EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share for the three months ended June 30, 1998 and 1997 were computed as follows:


                                                            For the Three Months Ended June 30,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            -----------------------------------

Basic Earnings (Loss) Per Share:
Net income (loss)                                            $     281,087      $    (380,484)
                                                             =============      =============
Weighted average common shares                                  15,343,583         15,861,885
                                                             =============      =============
Basic earnings (loss) per share                              $        0.02      $       (0.02)
                                                             =============      =============
Diluted Earnings (Loss) Per Share
Net income (loss), as reported                               $     281,087      $    (380,484)
Interest expense, net of income taxes,
  on convertible debenture                                           8,412
                                                             -------------      -------------
Net income (loss) available to common shareholders           $     289,499      $    (380,484)
                                                             =============      =============
Weighted average common shares                                  15,343,583         15,861,885
Effect of dilutive securities:

Convertible debenture                                              271,739

Stock options and warrants                                          80,583
                                                             -------------      -------------
Dilutive potential common shares                                15,695,905         15,861,885
                                                             =============      =============
Diluted earnings (loss) per share                            $        0.02      $       (0.02)
                                                             =============      =============
Excluded from computation of diluted earnings
   (loss) per share due to antidilutive effect:
      Options and warrants to purchase common shares             5,607,281          5,985,009
      Weighted average exercise price                        $        2.03      $        2.01

         Basic and diluted earnings (loss) per share for the six months ended June 30, 1998 and 1997 were computed as follows:


                                                             For the Six Months Ended June 30,
                                                            -----------------------------------
                                                                  1998                 1997
                                                            -----------------------------------
Basic Earnings (Loss) Per Share:
   Net income (loss)                                         $   1,404,411      $    (604,445)
                                                             =============      =============
   Weighted average common shares                               15,566,798         15,861,885
                                                             =============      =============
   Basic earnings (loss) per share                           $        0.09      $       (0.04)
                                                             =============      =============
Diluted Earnings (Loss) Per Share
   Net income (loss), as reported                            $   1,404,411      $    (604,445)
      Interest expense, net of income taxes,
        on convertible debenture                                    16,824
                                                             -------------      -------------
   Net income (loss) available to common shareholders        $   1,421,235      $    (604,445)
                                                             =============      =============
   Weighted average common shares                               15,566,798         15,861,885
      Effect of dilutive securities:
         Convertible debenture                                     271,739
         Stock options and warrants                                 75,526
                                                             -------------      -------------
   Dilutive potential common shares                             15,914,063         15,861,885
                                                             =============      =============
   Diluted earnings (loss) per share                         $        0.09      $        (0.04)
                                                             =============      =============


   Excluded from computation of diluted earnings
      (loss) per share due to antidilutive effect:
         Options and warrants to purchase common shares          5,607,281          5,985,009
         Weighted average exercise price                     $        2.03      $        2.01


Contingent shares have been excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 1997, as their effects would be antidilutive.

5.   CRIPPLE CREEK PROPERTY ACQUISITION

     On June 3, 1998, the Company acquired 22,000 square feet of land, zoned for gaming, adjacent to Womacks/Legends Casino. A partially-completed building structure that occupied a portion of the land was subsequently razed, and the entire property has been improved to provide the first paved customer parking spaces in the Cripple Creek market. The purchase price of $3.6 million was financed through the Company's $15 million revolving credit facility with Wells Fargo Bank.

6.   SHARE REPURCHASES

     In February 1998 the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through June 30, 1998, the Company had repurchased 545,500 shares at an average cost per share of $1.12.

7.   AGREEMENT WITH FORMER PRINCIPALS OF GOLD CREEK

     In connection with the acquisition of Womacks from Gold Creek on July 1, 1996, the purchase agreement provided that on July 1, 1998, the Company would issue 1,060,000 shares of its common stock, valued for accounting purposes at $1.8 million at July 1, 1996, to two principals of Gold Creek. The number of shares to be issued was subject to upward adjustment, determined by a formula, to the extent that the trading price of the Company's stock was less than $1.58 at the time of issuance, and subject to downward adjustment to the extent that the trading price exceeded $4.00.

     During the second quarter of 1998, the Company reached agreement with the two principals to pay them a total of $1,629,000, through a combination of cash and unsecured notes, in lieu of issuing common stock. Cash payments of $534,000 were made in the second quarter, with the remaining $1,095,000 evidenced by three-year, unsecured promissory notes bearing interest at 8.75%. The aggregate amount of cash and promissory notes was recorded as a charge to additional paid-in capital.

8.   SETTLEMENT OF NOTE RECEIVABLE

     In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other income, net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through date of settlement were $2,475,000, of which $1,843,000 was applied to recovery of capitalized costs and $632,000 was recognized in income. No further payments will be received under the note.

9.   IMPAIRMENT OF EQUITY INVESTMENT

     On April 21, 1998, the Gauteng Gambling and Betting Board announced the award of the remaining two licenses for the province of Gauteng, South Africa. Silverstar Development Ltd. ("Silverstar"), a consortium which was one of the license applicants and in which the Company participates, was not awarded a license. Effective March 31, 1998, the Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022.

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


Results of Operations


Three Months Ended June 30, 1998 vs. 1997

Net operating revenue for the second quarter of 1998 was $4,851,176 compared with $5,025,395 for the same period in 1997, a decrease of $174,219, or 3.5%. The decrease is primarily attributable to the expiration of the Company's two cruise ship concession contracts in May 1997 and January 1998. Casino revenue from Womacks/Legends Casino decreased 1.1% to $4,774,000 from $4,829,578 a year earlier. The slight revenue decrease was in line with the decrease in casino revenue experienced by the Cripple Creek market as a whole, as Womacks/Legends Casino's market share held steady at 17.2% year over year. This market share was maintained despite the discontinuation of certain marketing programs, which translated to a substantial margin improvement. Casino gross margin for Womacks/Legends Casino improved to 61.1% from 44.0% in the year- earlier period. Contributing most significantly to the margin improvement was the elimination of costs of the casino's busing and logojet marketing programs. Also contributing to the improved margin were lower payroll costs and a lower effective tax rate on gaming revenue. The lower effective gaming tax rate is due to a change in the taxing authority's fiscal year end to June 30, resulting in a nine-month fiscal year and a lower revenue base for taxing purposes. The change will not have an effect on the effective rate for future reporting periods.

Food and beverage revenue decreased 6.0% to $220,483 versus the second quarter of 1997. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $247,460 in the second quarter of 1998 as compared with $260,506 in the prior year. The decrease in other revenue resulted principally from a decline in concession fees from the cruise ships coincident with the expiration of those agreements.

General and administrative expense as a percentage of net operating revenue was 27.5% for the second quarter of 1998 as compared with 25.6% for 1997. The increase was due primarily to a higher headcount in the administrative departments. The cost of this headcount increase, however, was more than offset by lower payroll costs of casino operations.

Depreciation expense increased to $415,530 from $387,262, while amortization of goodwill remained unchanged at $335,376 for both periods. The increase in depreciation expense is primarily attributable to ongoing property improvements at Womacks/Legends Casino.

Other expense, net, for the second quarter of 1998 comprised $233,715 of interest expense, $28,874 of interest income, a loss of $2,594 from the disposal of fixed assets, and amortization of deferred costs of $24,681 related to the Wells Fargo refinancing. Other expense, net, for the prior year period consisted of $315,861 of interest expense, $40,956 of interest income, a loss of $45,373 from the disposal of fixed assets, and amortization of deferred costs of $21,741.

The income tax provision for both periods is based upon estimated full-year income for financial reporting purposes adjusted for permanent differences and utilization of available net operating loss carryforwards and alternative minimum tax credit carryforwards. The income tax provision of $20,000 for the 1997 period excludes a benefit of $40,000 associated with an extraordinary charge that is reported as a separate component of operations.


Six Months Ended June 30, 1998 vs. 1997

Net operating revenue decreased by $282,320 to $9,196,259 for the six months ended June 30, 1998, as compared with the 1997 period, principally due to the expiration of the Company's two cruise ship concession contracts. Casino revenue from Womacks/Legends Casino decreased slightly to $9,019,653, which represents a 16.8% share of the Cripple Creek market as compared with 17.2% in 1997. The year-to-date decrease is mainly attributable to the first quarter of 1998, when the casino discontinued its busing and logojet marketing programs. Casino margin for the current year period was 60.4% versus 43.0% in 1997. In addition to the elimination of the busing and logojet programs, payroll costs decreased, and the effective gaming tax rate was lower as a result of the change in the taxing authority's fiscal year.

Food and beverage revenue decreased from $443,744 to $396,961, a decrease of 10.5% from the prior year. The decrease corresponds to a decrease in the level of promotional meals and drinks. The cost of promotional allowances, included in casino costs, decreased 14.1%. The decrease in other revenue from $109,385 in 1997 to $44,177 in 1998, is due to the decline in concession revenue from the expiration of Company's cruise ship contracts and lower gift shop sales at Womacks/Legends Casino.

General and administrative expense, as a percentage of net operating revenue, increased from 27.4% to 29.1% The increase was due primarily to a higher headcount in the administrative departments. The cost of this headcount increase, however, was more than offset by lower payroll costs of casino operations.

Depreciation expense increased to $846,493 from $737,387, while amortization of goodwill remained unchanged at $335,376 for both periods. The increase in depreciation expense is primarily attributable to ongoing property improvements at Womacks/Legends Casino.

In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other expense, net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through date of settlement were $2,475,000, of which $1,843,000 were applied to recovery of capitalized costs and $632,000 were recognized in income. No further payments will be received under the note.

On April 21, 1998, the Company was informed that the consortium with which it had filed a gaming license application for the province of Gauteng, South Africa was not awarded one of the two remaining licenses for the province. Accordingly, the Company provided an impairment allowance of $196,022 against its entire equity investment in the license applicant in the first quarter of 1998.

In addition to the payments received from SSK and the provision for impairment previously described, other expense, net, for the first six months of 1998 consisted of $454,236 of interest expense, $60,789 of interest income, a gain of $46,842 from the disposal of fixed assets, amortization of deferred debt costs of $49,151, and expense of $97,850 related to expired trade credits from an equipment supplier. Other expense, net, for the prior year period consisted of $526,377 of interest expense, $78,758 of interest income, a loss of $46,133 from the disposal of fixed assets, and amortization of deferred debt costs of $21,741.

The income tax benefit of $293,000 for the 1998 year-to-date period includes a nonrecurring credit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets. The remaining provision of $522,000 is based upon estimated full-year income for financial reporting purposes, adjusted for permanent differences and utilization of available net operating loss carryforwards and alternative minimum tax credit carryforwards. The income tax benefit of $102,000 for the year-earlier period, which excludes a benefit of $40,000 associated with an extraordinary charge, is based on estimated full-year income for financial reporting purposes, adjusted for permanent differences and utilization of available NOLs.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $3,217,543 at June 30, 1998, and the Company had net working capital of $827,645. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $3 million at June 30, 1998. For the six months ended June 30, 1998, cash provided by operations was $2,003,573 as compared with $1,144,767 in the prior year period, with most of the increase attributable to the operations of Womacks/Legends Casino. Cash used in investing activities for the first half of 1998 included property and equipment additions of $4,544,718, the purchase of commercial paper for $503,895, and payments of $534,000 to two former principals of Gold Creek in partial settlement of the Company's remaining financial obligation arising from its acquisition of Gold Creek's assets in 1996. The Company had net borrowings under its RCF with Wells Fargo of $2,563,953, principally to acquire real property adjacent to Womacks/Legends Casino, and repurchased outstanding common stock in the amount of $610,742.

The Company is considering construction of a hotel with 30 to 50 rooms and a two-level parking garage, directly across the street from the Womacks/Legends Casino. Although the Company is still reviewing architectural plans and the construction cost has not been determined, management believes it will be able to finance the construction cost through a combination of working capital, operating cash flow and borrowing capacity under the RCF.

In February 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. Through June 30, 1998, the Company had repurchased 545,500 shares at an average cost of $1.12.

In March 1998 the Company entered into a joint venture agreement with a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s. The Company was to hold a 49% interest in the venture, which will operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. Subsequent to signing the joint venture agreement, laws governing casino licenses in the Czech Republic were changed to preclude a foreign entity from holding an equity interest in a casino license. The Company is presently negotiating an agreement whereby it would manage the casino operations pursuant to a ten-year management agreement for a fee based upon gross casino revenue, and the Company would lease gaming equipment with a value of approximately $1.2 million to the casino. The Company would likely finance its purchase of the equipment through either its current cash position or a combination of cash and vendor financing. A definitive agreement, however, has not yet been finalized. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

On April 21, 1998, a consortium that includes the Company submitted an application for a gaming license in the province of KwaZulu Natal, South Africa. The province may award up to five gaming licenses. The consortium's application is for a $35 million multipurpose entertainment resort in the city of Empangeni. The Company would manage the 520-gaming position casino pursuant to a 15-year management agreement. The Company has received a three percent equity interest in the consortium in consideration of services rendered during the application phase, and may acquire an additional five percent of the equity for approximately $500,000 upon licensing. The additional equity investment would be funded through the Company's working capital. Detailed applications are required to be filed by August 10, 1998, and preferred finalists are expected to be announced at the end of October 1998. The KwaZulu Natal Gambling Board has indicated that final licenses will be awarded in February 1999.

The Company holds a small equity position in Great North Resorts Limited, which has submitted a license application for Pietersburg, the capital of the Northern Province, South Africa. If successful in receiving a license, the Company would provide consulting/management services with respect to the casino operations of a proposed $40 million casino, hotel, entertainment and resort complex pursuant to a five-year agreement commencing with the opening of the permanent casino. The Company would also provide consulting/management services with respect to the operations of a temporary casino during the development phase of the resort complex. The Company would earn fees based on a percentage of annual gaming revenue. The Company has no significant additional capital obligations with respect to this application. The licensing process in the Northern Province has been halted by the South African Supreme Court pending an investigation of alleged improprieties by the Northern Province Casino and Gaming Board.

On November 28, 1997, the Kamloops Indian Band of British Columbia, Canada, in cooperation with the Company, presented a proposal for a $40 million destination casino resort complex to the British Columbia Lottery Advisory Committee. The Company has reached an agreement in principle to become the casino management/consulting partner in case of license award. The Company was paid a fee in 1997 for its consulting services in connection with the application process, and final terms of the management agreement will be negotiated in the event licensing details become available. The Company has been informed that a decision will be made on the license application in September 1998.

In the second quarter of 1998, the Company reached a consulting agreement ("current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd. ("Playboy") to assign certain of the Company's rights and delegate its responsibilities under a previously executed management and consulting agreement ("previous agreement") pertaining to the operation of a casino on the island of Rhodes, Greece. The Company will receive from Playboy a payment of $25,000 in respect of all services performed to date, and annual payments of $50,000 for each of the first three years of the casino's operations. The Company will have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300,000 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250,000.

Management believes that the Company's working capital position at June 30, 1998, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.


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


Item 6. - Exhibits and Reports on Form 8-K


 (a) Exhibits - The following exhibits are filed herewith:

     10.71 Termination of Stock Transfer and Registration Rights Agreement dated May 1, 1998, between Century Casinos, Inc. and Gary Y. Findlay

     10.72 Promissory Note dated April 30, 1998, between Century Casinos, Inc. and Gary Y. Findlay

     10.73 Termination of Stock Transfer and Registration Rights Agreement dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.74 Promissory Note dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.75 Commercial Contract to Buy and Sell Real Estate dated November 19, 1997, between WMCK Venture Corp. and Hal D. Hicks

     10.76 Casino Consulting Agreement dated March 25, 1998, by and between Rhodes Casino S.A., Century Casinos, Inc. and Playboy Gaming International Ltd.

     27        Financial Data Schedule


 (b) Reports on Form 8-K:


     No reports on Form 8-K were filed during the quarter ended June 30, 1998.


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

     Date: August 4, 1998