Form 10QSB
period 1998-09-30
CENTURY CASINOS INC
filed 1998-11-02
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         Commission file number 0-22290
                                                -------

                              CENTURY CASINOS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        84-1271317
           --------                                        ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of shares of common stock, $.01 par value, outstanding as of October 26,
                                1998: 14,970,285

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet as of  September 30, 1998                 3
        Consolidated Statements of Operations for the Three Months Ended 4 September 30, 1998 and 1997
        Consolidated Statements of Operations for the Nine Months Ended 5 September 30, 1998 and 1997
        Consolidated Condensed Statements of Cash Flows for the Nine Months 6 Ended September 30, 1998 and 1997
        Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis                                12

PART II OTHER INFORMATION                                                   17

        SIGNATURES                                                          17

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                        September 30,
                                                        -------------
                                                            1998
      ASSETS                                                ----

      Current Assets:
          Cash and cash equivalents                     $  3,422,847
          Short-term investments                             512,998
          Prepaid expenses and other                         590,334
                                                        ------------
             Total current assets                          4,526,179

      Property and Equipment, net                         18,308,366

      Goodwill, net                                       11,592,506

      Other Assets                                         1,013,869
                                                        ------------
      Total                                             $ 35,440,920
                                                        ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current Liabilities:
         Current portion of long-term debt              $    888,395
         Accounts payable and accrued expenses             3,132,489
                                                        ------------
             Total current liabilities                     4,020,884

      Long-Term Debt, less current portion                11,899,730

      Shareholders' Equity:
         Preferred stock; $.01 par value;
           20,000,000 shares authorized; no
           shares issued or outstanding
         Common stock; $.01 par value; 50,000,000
           shares authorized; 15,861,885 shares
           issued; 15,057,885 shares outstanding             158,619
         Additional paid-in capital                       23,315,038
         Other comprehensive income - foreign
           currency translation                              (10,049)
         Accumulated deficit                              (3,059,883)
                                                        ------------
                                                          20,403,725
         Treasury stock - 804,000 shares, at cost           (883,419)
                                                        ------------
           Total shareholders' equity                     19,520,306
                                                        ------------
      Total                                             $ 35,440,920
                                                        ============

                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                 For the Three Months Ended September 30,
                                                 ----------------------------------------
                                                    1998                          1997
                                                    ----                          ----
     Operating Revenue:
        Casino                                 $  5,192,797                 $  5,464,650
        Food and beverage                           265,117                      275,516
        Hotel                                        14,314                       22,657
        Other                                        56,758                       70,167
                                               ------------                 ------------
                                                  5,528,986                    5,832,990
        Less promotional allowances                (172,609)                    (207,960)
                                               ------------                 ------------
                Net operating revenue             5,356,377                    5,625,030
                                               ------------                 ------------

     Operating Costs and Expenses:
        Casino                                    2,125,148                    2,676,368
        Food and beverage                           173,742                      118,009
        Hotel                                         7,171                        5,316
        General and administrative                1,521,415                    1,313,028
        Depreciation and amortization               728,153                      765,714
                                               ------------                 ------------

            Total operating costs and expenses    4,555,629                    4,878,435
                                               ------------                 ------------

     Income from Operations                         800,748                      746,595
        Other income (expense), net                 135,723                     (162,788)
                                               ------------                 ------------
     Income before Income Taxes                     936,471                      583,807
        Provision for income taxes                  391,000                        4,000
                                               ------------                 ------------
     Net Income                                $    545,471                 $    579,807
                                               ============                 ============

     Earnings Per Share:
        Basic                                  $       0.04                 $       0.04
                                               ============                 ============
        Diluted                                $       0.04                 $       0.03
                                               ============                 ============

     Comprehensive Income:
        Net income, as reported above          $    545,471                 $    579,807
        Foreign currency translation
          adjustments                                28,616                       (1,424)
                                               ------------                 ------------
        Comprehensive income                   $    574,087                 $    578,383
                                               ============                 ============


                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      For the Nine Months Ended September 30,
                                                      ---------------------------------------
                                                         1998                          1997
                                                         ----                          ----
     Operating Revenue:
        Casino                                      $  14,246,694                $  14,742,423
        Food and beverage                                 662,078                      719,260
        Hotel                                              38,999                       44,028
        Other                                             100,935                      179,552
                                                    -------------                -------------
                                                       15,048,706                   15,685,263
        Less promotional allowances                      (496,070)                    (581,654)
                                                    -------------                -------------
                Net operating revenue                  14,552,636                   15,103,609
                                                    -------------                -------------

     Operating Costs and Expenses:
        Casino                                          5,712,447                    7,963,915
        Food and beverage                                 328,276                      318,780
        Hotel                                              21,184                       12,051
        General and administrative                      4,193,544                    3,907,507
        Depreciation and amortization                   2,245,398                    2,173,853
                                                    -------------                -------------

            Total operating costs and expenses         12,500,849                   14,376,106
                                                    -------------                -------------

     Income from Operations                             2,051,787                      727,503
        Other expense, net                                 (3,905)                    (678,281)
                                                    -------------                -------------
     Income before Income Taxes and
       Extraordinary Item                               2,047,882                       49,222
        Provision for income taxes (benefit)               98,000                      (98,000)
                                                    -------------                -------------
     Income before Extraordinary Item                   1,949,882                      147,222
        Extraordinary item - debt prepayment
           premium, net of Income tax benefit
           of $40,000                                                                 (171,860)
                                                    -------------                -------------
     Net Income (Loss)                              $   1,949,882                $     (24,638)
                                                    =============                =============

     Earnings (Loss) Per Share, Basic and Diluted:

        Before extraordinary item                   $        0.13                $        0.01
        Extraordinary item                                                               (0.01)
                                                    -------------                -------------
        Net earnings (loss)                         $        0.13                $       (0.00)
                                                    =============                =============

     Comprehensive Income (Loss):
        Net income (loss), as reported above        $   1,949,882                $     (24,638)
        Foreign currency translation adjustments           17,728                       (9,954)
                                                    -------------                -------------
        Comprehensive income (loss)                 $   1,967,610                $     (34,592)
                                                    =============                =============

                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                         For the Nine Months Ended September 30,
                                                         ---------------------------------------
                                                               1998            1997
                                                               ----            ----

   Cash provided by operations                              $  3,804,414    $  2,515,614
                                                            ------------    ------------

   Cash used in investing activities                          (4,787,566)     (4,112,708)
                                                            ------------    ------------

   Cash provided by (used in) financing activities               178,021        (219,263)
                                                            ------------    ------------

   Decrease in cash and cash equivalents                        (805,131)     (1,816,357)


   Cash and cash equivalents at beginning of period            4,227,978       4,556,540
                                                            ------------    ------------

   Cash and cash equivalents at end of period               $  3,422,847    $  2,740,183
                                                            ============    ============


Supplemental Disclosure of Noncash Investing and Financing Activities:

  In the nine months ended September 30, 1997, the Company acquired gaming equipment in the amount of $62,512 subject to long-term vendor financing.

Supplemental Disclosure of Cash Flow Information:

  Interest paid by the Company was $729,901 and $590,301 for the nine months ended September 30, 1998 and 1997.

  Income taxes paid by the Company were $443,591 and $14,090 for the nine months ended September 30, 1998 and 1997.


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

3.   INCOME TAXES

     The income tax provisions for the three-month periods ended September 30, 1998 and 1997, were based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill amortization resulting from the Alpine acquisition and utilization of available net operating loss carryforwards ("NOLs"). The income tax provision of $98,000 for the nine months ended September 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $913,000, based upon estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization and other charges, and utilization of available NOLs and alternative minimum tax credit carryforwards. The income tax benefit of $98,000 (exclusive of a $40,000 benefit associated with an extraordinary charge) for the nine months ended September 30, 1997, was based upon estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization and utilization of available NOLs.

4.   EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings per share for the three months ended September 30, 1998 and 1997 were computed as follows:


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                                1998                      1997
                                                ----                      ----

     Basic Earnings Per Share:
       Net income                          $   545,171              $   579,807
                                           ===========              ===========
     Weighted average common shares         15,187,135               15,861,885
                                           ===========              ===========
     Basic earnings per share              $      0.04              $      0.04
                                           ===========              ===========

     Diluted Earnings Per Share:
       Net income, as reported             $   545,471              $   579,807
     Interest expense, net of income taxes,
       on convertible debenture                  8,412                    8,412
                                           -----------              -----------
     Net income available to common
       shareholders                        $   553,883              $   588,219
                                           ===========              ===========

     Weighted average common shares         15,187,135               15,861,885
     Assumed issuance of contingent shares                            2,355,763
     Effect of dilutive securities:

     Convertible debenture                     271,739                  271,739

     Stock options and warrants                 60,864
                                           -----------              -----------
     Dilutive potential common shares       15,519,738               18,489,387
                                           ===========              ===========

     Diluted earnings per share            $      0.04              $      0.03
                                           ===========              ===========

     Excluded from computation of
       diluted earnings per share Due
        to antidilutive effect:
     Options and warrants to purchase
       common shares                         5,607,281                6,006,809
     Weighted average exercise price       $      2.03              $      2.01

Basic and diluted earnings (loss) per share for the nine months ended September 30, 1998 and 1997 were computed as follows:

                                                         For the Nine Months Ended September 30,
                                                         ---------------------------------------
                                                               1998                      1997
                                                               ----                      ----

Basic Earnings (Loss) Per Share:
  Net income (loss)                                        $  1,949,882              $  (24,638)
                                                           ============              ==========
  Weighted average common shares                             15,440,244              15,861,885
                                                           ============              ==========
  Basic earnings (loss) per share                          $       0.13              $    (0.00)
                                                           ============              ==========
Diluted Earnings (Loss) Per Share:
  Net income (loss), as reported                           $  1,949,882              $  (24,638)
    Interest expense, net of income taxes, on convertible
    debenture                                                    24,962
                                                           ------------              ----------
  Net income (loss) available to common shareholders       $  1,974,844              $  (24,638)
                                                           ============              ==========

  Weighted average common shares                             15,440,244              15,861,885
    Effect of dilutive securities:

      Convertible debenture                                     271,739

      Stock options and warrants                                 69,988
                                                           ------------              ----------
  Dilutive potential common shares                           15,781,971              15,861,885
                                                           ============              ==========

  Diluted earnings (loss) per share                         $      0.13              $    (0.00)
                                                           ============              ==========

  Excluded from  computation of diluted earnings (loss)
    per share due to antidilutive effect:
      Options and warrants to purchase common shares          5,678,709               6,006,809
      Weighted average exercise price                       $      2.01              $     2.01


Contingent shares have been excluded from the computation of diluted earnings per share for the nine months ended September 30, 1997, as their effect would be antidilutive.

5.   INDIANA RIVERBOAT CERTIFICATE OF SUITABILITY

     On September 14, 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle") to conduct riverboat gaming in Switzerland County. In accordance with the terms of the sale of the Company's interest in Pinnacle in 1995, the Company received a payment in the third quarter of 1998 of $431,000, which is included in "other income (expense), net" in the accompanying statements of operations. Additionally, the Company is entitled to a payment of $1,040,000 upon "groundbreaking" of the project, and installment payments of $32,000 per month for the first 60 months of the riverboat's operation. The Company may elect to receive, or the owners of Pinnacle may elect to prepay, the installment payments in the aggregate discounted amount of $1,453,000. While the Company believes that Pinnacle intends to proceed with the development of the riverboat project, there can be no assurance that Pinnacle will do so, or, if the project does proceed, when the additional payments will be earned and received by the Company. Any future payments to the Company will be recognized as income when earned.

6.   CRIPPLE CREEK PROPERTY ACQUISITION

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

7.   SHARE REPURCHASES

     In February 1998 the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. In October 1998 the Board voted to increase the stock repurchase program by $1 million to an aggregate of $2 million. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through September 30, 1998, the Company had repurchased 804,000 shares at an average cost per share of $1.10.

8.   AGREEMENT WITH FORMER PRINCIPALS OF GOLD CREEK

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

9.   SETTLEMENT OF NOTE RECEIVABLE

     In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other income (expense), net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through the date of settlement were $2,475,000, of which $1,843,000 was applied to recovery of capitalized costs and $632,000 was recognized in income. No further payments will be received under the note.

10.  IMPAIRMENT OF EQUITY INVESTMENT

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


Results of Operations


Three Months Ended September 30, 1998 vs. 1997
----------------------------------------------
Net operating revenue for the third quarter of 1998 was $5,356,377 compared with $5,625,030 for the same period in 1997, a decrease of 4.8%. Casino revenue for Womacks/Legends Casino decreased from $5,348,680 in 1997 to $5,192,797 in 1998. Although slot machine coin-in increased from the 1997 period to the 1998 period, it was more than offset by an increase in the overall payout percentage to customers, resulting in the revenue decrease. The remaining decrease in consolidated casino revenue is due to the expiration of a cruise ship concession agreement that expired in the first quarter of 1998. Gross margin for all the Company's casino activities improved to 59.1% from 51.0% a year earlier. Contributing most significantly to the margin improvement was the elimination of costs through the discontinuation of Womacks/Legends Casino's busing and logojet marketing programs. Also contributing to the improved margin were lower payroll costs.

Food and beverage revenue decreased 3.8% to $265,117 versus the third quarter of 1997. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $210,915 in the third quarter of 1998 as compared with $217,453 in the prior year. The decrease in other revenue resulted principally from the absence of concession fees from the Silver Wind cruise ship coincident with the expiration of the concession agreement.

General and administrative expense as a percentage of net operating revenue was 28.4% for the third quarter of 1998 as compared with 23.3% in 1997. The increase was primarily due to a higher headcount in the administrative departments. The cost of this headcount increase, however, was more than offset by lower payroll costs of casino operations.

Depreciation expense decreased from $430,338 in the 1997 period to $392,777 in 1998, primarily due to the absence of depreciation from the discontinued cruise ship activities, while amortization of goodwill remained unchanged at $335,376 for both periods.

Other income, net, for the third quarter of 1998 comprised $20,640 of interest income, $291,608 of interest expense, income of $431,000 from a payment received related to the Company's ongoing economic interest in a riverboat gaming license application in Indiana, a gain of $1,000 from the disposal of fixed assets, and amortization of deferred financing costs of $25,309. Other expense, net, for the third quarter of 1997 comprised $37,166 of interest income, $258,290 of interest expense, a loss of $1,633 from the disposal of fixed assets, amortization of deferred financing costs of $22,002, and income of $81,971 from payments received pursuant to a previously terminated management contract.

Nine Months Ended September 30, 1998 vs. 1997
---------------------------------------------
Net operating revenue decreased by $495,729 to $14,552,636 for the nine months ended September 30, 1998, as compared with the 1997 period, principally due to the expiration of two cruise ship concession contracts. Casino revenue for Womacks/Legends Casino decreased 1.1% to $14,212,450 from the prior year. An increase in coin-in on a year-over-year basis was more than offset by an increase in the average percentage payout to customers. The Company's casino margin for the current-year period was 59.9%, up from 46.0% a year earlier. The improvement was due to the elimination of the busing and logojet marketing programs, as well as lower payroll costs.

Food and beverage revenue decreased from $719,260 to $662,078, a decrease of 8.0% from the prior year. The decrease corresponds to a decrease in the level of promotional meals and drinks given to gaming patrons. The cost of promotional allowances, included in casino cost, was $660,102 in 1998 and $740,675 in 1997. The decrease in other revenue from 1997 to 1998 resulted from lower gift shop sales at Womacks/Legends Casino and a decline in concession fees from the cruise ships coincident with the expiration of the concession agreements.

General and administrative expense as a percentage of net operating revenue increased to 28.8% for the first nine months of 1998 from 25.9% in the 1997 period. The increase was due primarily to a higher headcount in the administrative departments. The cost of this headcount increase, however, was more than offset by lower payroll costs of casino operations.

Year-to-date depreciation expense for 1998 was $1,239,270 as compared with $1,167,725 for the same period in 1997. The increase is attributable to property improvements and acquisition of new gaming equipment at Womacks/Legends Casino. Amortization of goodwill was $1,006,128 for both periods.

In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. The Company received cash payments, included in "other income (expense), net," totaling $550,000 in the first quarter of 1998. Aggregate payments received pursuant to the note from August 1995 through date of settlement were $2,475,000, of which $1,843,000 were applied to recovery of capitalized costs and $632,000 were recognized in income. No further payments will be received under the note.

On April 21, 1998, the Company was informed that the consortium with which it had filed a gaming license application for the province of Gauteng, South Africa was not awarded one of the two remaining licenses for the province. Accordingly, the Company provided an impairment allowance of $196,022 against its entire equity investment in the license applicant in the first quarter of 1998.

In addition to the payments received from SSK and the provision for impairment previously described, other expense, net, for the first nine months of 1998 consisted of $81,429 of interest income, $745,844 of interest expense, a gain of $47,842 from the disposal of fixed assets, income of $431,000 from a payment received related to the Company's ongoing economic interest in a riverboat gaming license application in Indiana, expense of $97,850 for expired trade credits from an equipment supplier, and amortization of deferred financing costs of $74,460. Other expense, net, for the 1997 period consisted of $115,924 of interest income, $784,667 of interest expense, a loss of $47,766 from the disposal of fixed assets, income of $81,971 from payments received pursuant to a previously terminated management contract, and amortization of deferred financing costs of $43,743.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $3,935,845 at September 30, 1998, and the Company had net working capital of $505,295. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $4 million at September 30, 1998. For the nine months ended September 30, 1998, cash provided by operations was $3,804,414 as compared with $2,515,614 in the prior-year period, with most of the increase attributable to the operations of Womacks/Legends Casino. Cash used in investing activities included property and equipment additions of $4,752,373, net purchases of short-term investments of $512,998, payments of $534,000 to two former principals of Gold Creek in partial settlement of the Company's remaining financial obligations arising from its acquisition of Gold Creek's assets in 1996. These cash outflows were partially offset by proceeds of $550,000 from a previously terminated management contract and proceeds of $431,000 related to the Company's economic interest in a riverboat gaming application in Indiana. The Company had net cash borrowings during the nine months ended September 30, 1998, of $1,099,200, principally to acquire real property adjacent to Womacks/Legends Casino, and repurchased outstanding common stock in the amount of $883,419 during the period.

The Company's management has deferred a decision on whether to proceed with the construction of a hotel and parking structure on its property across the street from Womacks/Legends Casino until it has had time to assess the impact of new hotel capacity on the Cripple Creek market. Womacks/Legends Casino has entered into an agreement with the operator of a new Super 8 Hotel whereby the casino will lease a block of rooms from the hotel, which is expected to open in November 1998. The casino will make these rooms available to its customers and will provide a free shuttle service between the casino and the hotel. Management anticipates that some of the leased hotel room capacity will be provided to customers on a complimentary basis. For the near term the Company's property located across the street from Womacks/Legends Casino will be used for customer parking.

During the third quarter of 1998, the Company converted $10,000,000 principal amount of its outstanding prime-based borrowings with Wells Fargo Bank to a LIBOR-based obligation for a period of six months in order to avail itself of a more attractive interest rate than the current prime-based rate. Concurrently, the Company entered into a five-year interest rate swap agreement on $7,500,000 notional amount of debt, whereby the Company will pay a LIBOR-based fixed rate and receive a LIBOR-based floating rate. Generally, the swap arrangement will be advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis will result in an increase or decrease to interest expense. In October 1998 the Company reached verbal agreement with Wells Fargo Bank to increase the Company's maximum borrowing capacity under the RCF from $15 million to $20 million and to amend the interest rate structure, which could further lower the Company's cost of capital if certain leverage ratios are achieved. The amendment is expected to be finalized in early November 1998.

During the third quarter of 1998, the Company was informed by the provincial government of British Columbia, Canada that the application by the Kamloops Indian Band (the "Band") to establish a destination casino resort on their land was denied. The Company would have managed the casino operations for the Kamloops Indian Band pursuant to a management contract had a license been awarded. The Company did not incur any significant costs in connection with the application.

In March 1998 the Company entered into a joint venture agreement with a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s. The Company was to hold a 49% interest in the venture, which will operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. Subsequent to signing the joint venture agreement, laws governing casino licenses in the Czech Republic were changed to preclude a foreign entity from holding an equity interest in a casino license. The Company is presently negotiating an agreement whereby it would manage the casino operations pursuant to a ten-year management agreement for a fee based upon gross casino revenue, and the Company would lease gaming equipment with a value of approximately $1.3 million to the casino. The Company would likely finance its purchase of the equipment through either its current cash position or a combination of cash and vendor financing. A definitive agreement, however, has not yet been finalized. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

On April 21, 1998, a consortium ("Black Rhino") that includes the Company submitted an application for a gaming license in the province of KwaZulu Natal, South Africa. A detailed application was filed by the consortium on August 10, 1998, in accordance with the published timetable. As announced by the KwaZulu Natal Provincial Cabinet on October 28, 1998, Black Rhino was not selected as the Preferred Finalist for the zone for which it had applied.

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

The Colorado Division of Gaming is presently conducting a revenue audit for the period July 1995 through July 1998. The audit could result in an adjustment of gaming taxes for revenue earned in those periods and/or the imposition of fines or penalties. The Company is unable, at this time, to determine the outcome of the audit.

Management believes that the Company's working capital position at September 30, 1998, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.

Year 2000 Compliance
--------------------
The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is generally referred to as the Year 2000 ("Y2K") compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based or date-sensitive information.

The Company is presently implementing its plan to ensure Y2K compliance. The Company has identified software applications and hardware that could pose potential Y2K problems. The computerized systems of most significance to the Company's ongoing business operations are those that involve slot reporting, player tracking, and accounting. Those systems rely primarily on hardware and software obtained from third-party vendors. The Company has contacted the respective vendors for these systems and has either received assurance that the software applications and related hardware currently in use are Y2K compliant, or that upgrades that are Y2K compliant will be available on a timely basis for implementation and testing by the Company. The Company's player tracking and accounting systems are presently Y2K compliant. Upgrades to make the slot reporting system Y2K compliant are scheduled to be completed in the fourth quarter of 1998.

The Company does not anticipate that it will encounter significant problems or incur significant incremental costs in order to make its financial and operational systems Y2K compliant. The Company has not yet developed specific detailed contingency plans; however, the Company believes that, at this time, any unforeseen Y2K problems that may yet come to light will be identified in sufficient time to either be rectified or to develop and implement an effective contingency plan. The Company has also initiated a study of its vendors and suppliers to determine whether their potential Y2K problems could have a material effect on the Company. The Company's information at this time does not indicate that Y2K compliance issues will have a material adverse effect upon the financial condition or results of operation of the Company. There can be no assurance, however, that the cost of Y2K compliance might not become material as the Company's study progresses and more information becomes available.



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

Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibit is filed herewith:

          27 Financial Data Schedule

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  * * * * * * *


SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTURY CASINOS, INC.


/s/ Brad Dobski
    ---------------------------
    Brad Dobski
    Vice President - Finance,
     Chief Accounting Officer and duly authorized officer
    Date: November 2, 1998