Form 10KSB
period 1998-12-31
CENTURY CASINOS INC
filed 1999-03-19
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  December 31, 1998       Commission File No. 0-22290
---------------------------------------------       ---------------------------

                              CENTURY CASINOS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                    84-1271317
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

200 - 220 E. Bennett Ave., Cripple Creek, CO                80813
--------------------------------------------             ----------
 (Address of principal executive offices)                (Zip code)

                                 (719) 689-9100
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

State the issuer's revenues for its most recent fiscal year:  $19,458,852

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 12, 1999, was approximately $10,944,000 based upon the average of the reported closing bid and asked price of such shares on Nasdaq for that date. As of March 12, 1999, there were 14,659,785 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998.

Item 1.  Business.

General

     Century Casinos, Inc. and its subsidiaries (the "Company"), own and operate a limited-stakes gaming casino in Cripple Creek, Colorado and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek consisted of Legends Casino ("Legends"), which the Company had acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which was adjacent to Legends. Following the acquisition of Womacks, both properties were renovated to facilitate operation and marketing of the combined properties as one casino under the name "Womacks/Legends Casino." The Company's operating revenue for 1998 and 1997 was derived principally from its casino operations in Cripple Creek. See the Consolidated Financial Statements and the notes thereto included herein.

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

     Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

Property and Project Descriptions

     Womacks/Legends Casino, Cripple Creek, Colorado.

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks in Cripple Creek, Colorado. The total purchase price was approximately $14.2 million, consisting of cash and the assumption of debt. The agreement further provided that two years after the closing, the Company would issue 1,060,000 shares of its common stock, valued at $1.8 million based on the July 1, 1996 trading price, to two principals of the seller. In 1998 the Company reached agreement with the two principals to pay them a total of $1,629,000, consisting of cash of $534,000 and two promissory notes totaling $1,095,000, in lieu of issuing common stock. See Note 4 to the Consolidated Financial Statements for further information.

     Following the Company's acquisition of Gold Creek, the Womacks property was consolidated with the Company's Legends Casino, and the combined properties have been operated and marketed since then as one casino under the name "Womacks/Legends Casino." Management implemented certain consolidation, expansion and capital improvement programs. The Company created openings in the common walls in order to open up and integrate the gaming areas of Legends and Womacks; expanded the existing player tracking system of Womacks to include all of the Legends gaming devices; added and promoted gaming activities on second floor areas; made general interior enhancements; and installed additional gaming devices and replaced older generation equipment. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     Womacks/Legends Casino is located at 200 to 220 East Bennett Avenue in Cripple Creek, Colorado. The lots comprising 200 to 210 East Bennett Avenue are owned by wholly-owned subsidiaries of the Company and are collateralized by a first mortgage held by Wells Fargo Bank. See Note 4 to the Consolidated Financial Statements for further information.

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

     On June 3, 1998, the Company acquired 22,000 square feet of land (the "Hicks Property") from an unaffiliated third party. The property, which is zoned for gaming, is adjacent to Womacks/Legends Casino. A partially-completed building structure that occupied a portion of the land was subsequently razed, and the entire property has been improved to provide the first paved customer parking spaces in the Cripple Creek market. The purchase price of $3.6 million was financed through the Company's revolving credit facility with Wells Fargo Bank.

     Womacks/Legends Casino currently has approximately 570 slot and video devices and eight gaming tables with the potential to add approximately 60 gaming positions without conducting any substantial construction. Womacks/Legends Casino has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 110 feet of frontage on Second Street, with approximately 40,000 square feet of floor space.

     Management believes that, in addition to providing an adequate number of hotel rooms, an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. Management believes that it has secured or will be able to secure adequate parking for the operations of Womacks/Legends Casino. The Company presently controls approximately 290 parking spaces. Of this number, 99 paved spaces are held pursuant to an agreement. See "Parking Lease and Option to Purchase." An additional 35 spaces are located on the recently acquired Wright Property and 68 paved spaces are located on the Hicks Property. The remaining parking spaces are subject to a three-year, cancelable lease that expires in August 2001. Management believes that it could obtain satisfactory parking spaces if existing arrangements were terminated or became inadequate.

     In November 1998, Womacks/Legends Casino entered into an agreement with the operator of a new local hotel whereby the casino is leasing a block of rooms from the hotel. The casino makes these rooms available to its customers, sometimes on a complimentary basis, and provides a free shuttle service between the casino and the hotel.


Revolving Credit Facility

     On March 31, 1997, the Company entered into a four-year, $13 million reducing revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). The initial borrowing drawdown under the RCF of $12.2 million was used to retire approximately $9.2 million of secured debt relating to Womacks/Legends Casino. The Company also exercised a purchase option and acquired a portion of Womacks/Legends Casino, previously subject to a long-term operating lease, for $1.85 million. Remaining proceeds were used for bank fees, other costs paid at closing and for general operating purposes. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. Under the RCF, the Company is required to comply with certain customary financial covenants, and Womacks/Legends Casino is subject to certain capital expenditure requirements and restrictions on investments.

     Various provisions of the RCF were amended subsequent to March 31, 1997. At December 31, 1998, the maximum available under the RCF was $20 million. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The RCF also contains an interest rate matrix that ties the interest rate charged on outstanding borrowings to the Company's leverage ratio, as defined. Largely as a result of an improvement in the Company's leverage ratio, the Company's consolidated weighted-average interest rate on all borrowings decreased from 9.58% in 1997 to 8.74% in 1998. At December 31, 1998, the Company's unused borrowing capacity under the RCF was approximately $8.9 million. See Note 4 to the Consolidated Financial Statements for further information.

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

     In 1996 the Company entered into a three-year advertising agreement with Western Pacific Airlines, Inc. ("WestPac"), which provided for WestPac to promote the Company's Womacks/Legends Casino. In 1997 WestPac filed for protection under Federal bankruptcy laws and completely ceased operations. The Company believes that the contract is terminated and it does not expect to receive any further benefits nor incur further liabilities in connection therewith.

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

     Cripple Creek is one of three Colorado historical cities where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 33% of the gaming devices and generated 24% of gaming revenues for these three cities during the year ended December 31, 1998. As of December 31, 1998, there were 18 casinos operating in Cripple Creek.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1995 through 1998. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.


                            GAMING REVENUE BY MARKET
                                   (in $'000)

                                   % change             % change                % change                % change
                                     Over                 Over                    Over                     Over
                           1995   Prior Year    1996    Prior Year    1997     Prior Year     1998      Prior Year
                        --------  ----------  --------  ----------  --------   ----------   --------    ----------
CRIPPLE CREEK ......... $ 94,019     14.2%    $103,373     9.9%     $108,628      5.1%      $113,230       4.2%

Black Hawk ............ $195,857     12.8%    $219,911    12.3%     $234,631      6.7%      $272,008     15.9%

Central City .......... $ 94,468     35.5%    $ 88,870    -5.9%     $ 87,391     -1.7%      $ 93,980       7.5%
                        --------  ----------  --------  ----------  --------   ----------   --------    ----------
COLORADO TOTAL ........ $384,344     18.0%    $412,154     7.2%     $430,650      4.5%      $479,218      11.3%


                             CRIPPLE CREEK SLOT DATA

                                   % change              % change               % change              % change
                                     Over                  Over                  Over                   Over
                          1995    Prior Year     1996    Prior Year    1997    Prior Year    1998    Prior Year
                         -------  ----------   -------   ----------  --------  ----------  --------  ----------
Total Slot Revenue       $87,311     14.9%     $97,024     11.1%     $102,798     6.0%     $107,690     4.8%
(in $'000)

Average Number
Of Slots .........         3,843     17.0%        4,175      8.6%        4,507     8.0%        4,369    -3.1%

Average Win Per
Slot Per Day .....       $    62    -1.8%      $    63      2.0%     $     62    -1.6%     $     68     8.1%


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


                   CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                      (presently "Womacks/Legends Casino")

                                 % change             % change                % change                   % change
                                  Over                  Over                    Over                       Over
                        1995    Prior Year    1996    Prior Year     1997     Prior Year     1998       Prior Year
                       ------   ----------  -------   ----------  -------     ----------    -------     ----------
Total Slot Revenue...  $3,266     57.1%     $10,078     208.6%    $18,102       79.6%      $18,597         2.7%
(in $'000)

Average Number
Of Slots.............     172     22.0%         342      98.8%        547       59.9%          565         3.3%

Average Win Per
Slot Per Day.........  $52.02     -3.0%      $80.73      55.2%    $ 90.67       12.3%      $ 90.18        -0.5%

Market Share in %....    3.74%    32.2%       10.39%    177.7%      17.61%      69.5%        17.27%       -1.9%


     The Company competes, to a far lesser extent, with 19 casinos in Black Hawk and 12 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

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

     In 1998 the Colorado Division of Gaming (the "Division") conducted an audit of the Company's two Colorado gaming licenses covering the period August 1995 through July 1998. As a result of the audit, the Division alleged certain violations of Colorado gaming regulations and internal control procedures. The licensees have each entered into a Stipulation and Agreement whereby the licensees have agreed to fines totaling $120,000 and have submitted to the Division corrective action plans that are responsive to the Division's concerns. The corrective action plans have been approved by, and will be monitored for compliance by, the Division. Management believes that the licensees are in compliance with the corrective action plans.

     Description of Property. The Company's Womacks/Legends Casino is described in Item 1 "Business".

     Parking Lease and Option to Purchase. The Company leases 99 contiguous parking spaces from the City of Cripple Creek. Annual rent payments total $90,000 and the lease agreement expires on May 31, 2003. The agreement contains a purchase option whereby the Company may purchase the property for $3,250,000, less cumulative lease payments, at any time during the remainder of the lease term. The Company has paved the property and currently uses it for customer parking.

Additional Company Projects

     In addition to Womacks/Legends Casino in Cripple Creek, Colorado, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana and on an American Indian reservation in California. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

     Also, the Company's ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further, the Company anticipates that it will continue to expense certain costs, which have been substantial in the past and may continue to be substantial in the future, in connection with the pursuit of expansion projects, and may be required to write off any capitalized costs incurred in connection with these ventures.

     The following describes other activities of the Company.

     Prague, Czech Republic. In January 1999 the Company reached a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. The Company will provide casino management services in exchange for ten percent of the casino's gross revenue, and will provide gaming equipment for 45% of the casino's net profit. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

     Riverboat Development Agreement - Indiana. - In December 1995 the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County, Indiana. Upon signing the agreement, the Company received a cash payment of $80,000 and recognized a gain on the sale of its investment of $26,627. The agreement provided for additional payments to the Company upon the occurrence of certain events. On September 14, 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle to conduct riverboat gaming in Switzerland County. In accordance with the previous agreement, the Company received a payment in the third quarter of 1998 of $431,000. Additionally, the Company is entitled to a payment of $1,040,000 upon "groundbreaking" of the project, and installment payments of $32,000 per month for the first 60 months of the riverboat's operation. The Company may elect to receive, or the owners of Pinnacle may elect to prepay, the installment payments in the aggregate discounted amount of $1,453,000. While the Company believes that Pinnacle intends to proceed with the development of the riverboat project, there can be no assurance that Pinnacle will do so, or, if the project does proceed, when the additional payments will be earned and received by the Company. Any future payments to the Company will be recognized as income when earned.

     Rhodes, Greece. In 1995, the Company executed a casino management and consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, Inc., under which the Company, as an independent contractor, would supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium was awarded the exclusive license for casino gaming on Rhodes for a 12-year period commencing with the opening of the casino. The Company's management consulting agreement with the consortium, which had an initial term running through the third anniversary of the casino opening, provided for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. In the fourth quarter of 1996, the Company received $50,000 with respect to certain preopening phase services. In the second quarter of 1998, the Company reached a consulting agreement ("current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd.
("Playboy") to assign certain of the Company's rights and delegate its responsibilities under the previously executed management and consulting agreement ("previous agreement"). Under the current agreement the Company received from Playboy a payment of $25,000 for additional preopening services performed to date, and will receive annual payments of $50,000 for each of the first three years of the casino's operations. The Company will have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300,000 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250,000.

     South Africa. Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. To date, the Company has entered into agreements with five local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses. The first application was by the Company's partners in the province of Mpumalanga and was not successful in being awarded a license. The second application was by Green Oaks Trading (Pty) Ltd., which withdrew its application during the process.

     The third application was filed on June 17, 1997 with the Gambling and Betting Board (the "Board") in the province of Gauteng for a hotel/casino resort in the greater Johannesburg area. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. The Board had awarded all six casino licenses by the end of April 1998, and Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022 in the first quarter of 1998. Silverstar subsequently filed a legal action with the Supreme Court of South Africa (the "Court") challenging the decision of the Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. On March 11, 1999, the Court overturned the previous license award for the West Rand region of Gauteng Province, the region for which Silverstar had applied. The Court's decision requires that the Board and the provincial government redetermine the award process for the West Rand region. Adverse parties have the right to appeal this ruling. To date, no timetable for reconsideration of the gaming license award has been established. While the Company believes that Silverstar's previous application will be given proper consideration through the reevaluation process, there can be no assurance that a gaming license will ultimately be awarded to Silverstar.

     The fourth application was filed on January 31, 1998, by the Company's partner, Great North Resorts Limited, for a casino license in Pietersburg, the provincial capital of the Northern Province. If successful in receiving a license, the Company would provide consulting/management services with respect to the casino operations of a proposed $40 million casino, hotel, entertainment and resort complex pursuant to a five-year agreement commencing with the opening of the permanent casino. The Company would also provide consulting/management services with respect to the operations of a temporary casino during the development phase of the resort complex. The Company would earn fees based on a percentage of annual gaming revenue. The Company has no significant additional capital obligations with respect to this application. The licensing process in the Northern Province has been suspended by the South African Supreme Court pending an investigation of alleged improprieties by the Northern Province Casino and Gaming Board.

     The fifth application, filed by a consortium ("Black Rhino") that includes the Company, was submitted on April 21, 1998, for a license in the province of KwaZulu Natal. A detailed application was filed by Black Rhino on August 10, 1998, in accordance with the published timetable. As announced by the KwaZulu Natal Provincial Cabinet on October 28, 1998, Black Rhino was not selected as the Preferred Finalist for the zone for which it applied.

     Kamloops, British Columbia. On November 28, 1997, the Kamloops Indian Band of British Columbia, Canada, (the "Band"), in cooperation with the Company, presented a proposal for a $40 million destination casino resort complex to the British Columbia Lottery Advisory Committee. The Company reached an agreement in principle to become the casino management/consulting partner in the event of license award. The Company was paid a fee for its consulting services in connection with the application process. During the third quarter of 1998, the Company was informed by the provincial government of British Columbia, Canada that the application by the Band to establish a destination casino resort on their land was denied. The Company did not incur any significant costs in connection with the application.

     Cruise Vessels - Concession Agreements. The Company previously acted as casino concessionaire for two luxury cruise ships operated by Silver Seas Cruises, Ltd. The Company's concession agreement for the Silver Cloud commenced April 1994 and expired April 1997. The agreement for the Silver Wind commenced January 1995 and expired January 1998.

     Nonoperating Casino in Wells, Nevada. In 1994, the Company purchased the Ranch House Casino in Wells, Elko County, Nevada from an unaffiliated party. The total purchase price of $851,504, including a note secured by the property, was determined based on arm's length bargaining with the seller. The Company also purchased in 1994 a seven-acre parcel of land directly across the street from the casino for $69,000. In April 1997, the Company paid off all amounts owed to the seller and now owns the property free and clear. The property, closed since 1992 but in operable condition, is an 18,000 square foot building with approximately 6,000 square feet of gaming space. Management currently does not intend to pursue a gaming license with respect to the facility, and is seeking a sale or lease of the casino and land.

     Indian Tribal Management Agreement - California - In August 1995 the Company terminated its management agreement with the Soboba Band of Mission Indians with respect to the Legends Casino at Soboba in Riverside County, California. In connection with the termination, an unaffiliated third party issued a three-year promissory note to the Company for $3,100,000, with monthly payments based on a percentage of gross revenue from certain operations of the facility. In March 1998 the Company negotiated an early settlement of the then-remaining outstanding balance. As a result, the Company received cumulative payments through the date of settlement of $2,457,727, of which $1,825,756 was applied to recovery of capitalized costs through the third quarter of 1997, $81,971 was recognized in income in 1997 and $550,000 was recognized in income in 1998. No further payments will be received under the note.

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

Colorado Regulation

     The Colorado Limited Gaming Control Commission ("Commission") has adopted regulations regarding the ownership of gaming establishments by publicly held companies (the "Regulations"). The Regulations require the prior clearance of, or notification to, the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements. These requirements include, but are not limited to, those listed below.

     A publicly traded gaming licensee that sends to the holders of its voting securities any proxy statements subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), or an information statement subject to Regulation 14C of the 1934 Act, must file such material with the Colorado Division of Gaming (the "Colorado Division").

     Whenever any document is furnished to the holders of voting securities of a publicly traded gaming licensee or filed by a publicly traded gaming licensee with the SEC, the publicly traded gaming licensee is required to file a true copy of that document with the Colorado Division. Whenever a publicly traded gaming licensee receives any material document filed with the SEC by any other person relating to the publicly traded gaming licensee, it must file a true copy of the document with the Colorado Division, on an annual basis, a list of the holders of its voting securities.

     Each publicly traded gaming lecensee is required to report promptly to the Colorado Division the election or appointment of any director, any executive officer and any other officers actively and directly engaged in the administration or supervision of the gaming activities at any licensed gaming establishment.

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

     The Regulations also require each person who individually or in association with others acquires, directly or indirectly, beneficial ownership of 5% or more of any class of voting securities of a publicly traded gaming licensee to notify the Colorado Division within 10 days after the person acquired 5% or more of the securities. The person who acquires 5% or more of the securities shall provide any additional information requested by the Colorado Division and be subject to a finding of suitability as required by the Colorado Division. Publicly traded gaming licensees are also required to notify each person subject to the Regulations of the Colorado Division's requirements as soon as the gaming licensee becomes aware of the acquisition.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.

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

Quarter Ended                           Low              High
-------------                        --------          --------

March 31, 1997 ....................  $   0.97          $   1.47
June 30, 1997 .....................  $   0.91          $   1.31
September 30, 1997 ................  $   0.38          $   0.94
December 31, 1997 .................  $   0.72          $   1.38

March 31, 1998 ....................  $   0.88          $   1.25
June 30, 1998 .....................  $   0.88          $   1.31
September 30, 1998 ................  $   0.94          $   1.13
December 31, 1998 .................  $   0.78          $   1.03

     At December 31, 1998, the Company had approximately 140 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 1,000.

     At the present time, management of the Company intends to use any earnings which may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.

     On December 30, 1998, the NASDAQ Stock Market ("NASDAQ") notified the Company that it was not in compliance with the $1 minimum bid requirement, one of eight listing requirements of the NASDAQ SmallCap Market. The Company is in compliance with the other seven requirements. If the Company is unable to come into compliance with the $1 minimum bid requirement on or before March 30, 1999, the Company's securities could be delisted. To avoid delisting of its securities, the Company, in accordance with NASDAQ procedural guidelines, intends to (1) request a hearing with NASDAQ before March 30, 1999, to seek a stay of delisting, and (2) present its proposal of actions it expects to take to become fully compliant with the $1 minimum bid requirement. While the Company's management believes that the Company should be granted a stay of delisting, the Company is concurrently taking steps which would enable it to effect a reverse split of its common shares, if required, to come into compliance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

     With the exception of historical information, the matters discussed below under the headings "Results of Operations," "Liquidity and Capital Resources," and "Year 2000 Compliance" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations

     Net operating revenue decreased slightly to $19,458,852 in 1998 from $19,558,648 in 1997. Casino revenue was $19,036,621 in 1998 and $19,096,857 in
1997, a decrease of less than 1%. Casino revenue for Womacks/Legends Casino in Cripple Creek, however, increased from $18,650,017 to $19,002,377, an increase of 1.9%. The Company's share of the Cripple Creek market decreased slightly from 17.2% in 1997 to 16.8% in 1998. Womacks/Legends Casino operated approximately 12.9% of the gaming devices in the Cripple Creek market in 1998, with an average win per day per machine of $90 compared with a market average of $68. The remaining portion of casino revenue, $34,244 in 1998 and $446,840 in 1997, was derived from the Company's casino concession for the Silver Wind cruise ship. The concession agreement expired in January 1998. Gross margin from company-wide casino activities increased from 46% in 1997 to 59% in 1998. The increase in margin is attributable to a more focused management and marketing approach for Womacks/Legends Casino. Management eliminated both the busing and the logojet marketing programs that were in effect in 1997. At the same time, a significant number of new memberships in the casino's Gold Club were added. Additional emphasis was put into further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Parking capacity was expanded and made more convenient as the Company secured an additional 68 spaces directly adjacent to the casino, and the Company paved 167 parking spaces to provide the first paved casino parking in Cripple Creek. Also contributing to the casino margin improvement were proportionately lower payroll costs. Various other initiatives were undertaken that management believes has resulted in greater attention to customer service.

     Food and beverage revenue decreased from $922,449 in 1997 to $878,991 in 1998, or 4.7%, due to a reduction in the level of promotional meals and beverages given to gaming patrons. The cost of food and beverage promotional allowances, which are included in casino costs, decreased from $973,609 in 1997 to $842,305 in 1998. Hotel revenue increased slightly from $57,167 to $62,624, principally as the result of a marketing arrangement with a local hotel that commenced in late 1998. The decrease in other revenue from 1997 to 1998 was chiefly due to lower gift shop sales at Womacks/Legends Casino and a decline in concession fees from the Silver Wind cruise ship coincident with the expiration of the concession agreement.

     General and administrative expense increased from $5,247,763 to $5,850,870, representing an increase, as a percentage of net operating revenue, from 26.8% in 1997 to 30.1% in 1998, primarily as a result of higher payroll costs. The 1998 amount also includes $120,000 of fines imposed against Womacks/Legends Casino as a result of audits conducted by the Colorado Division of Gaming for the period August 1995 through July 1998.

     Depreciation increased from $1,607,148 in 1997 to $1,655,176 in 1998. The increase is attributable to property improvements and acquisition of new gaming equipment at Womacks/Legends Casino. Amortization of goodwill was $1,341,504 in both years.

     Interest expense decreased from $1,039,147 to $1,023,907, as a higher average debt balance was more than offset by a lower weighted-average interest rate. The weighted-average interest rate was 8.74% in 1998 and 9.58% in 1997. The other items included in the caption "Other expense, net" in the consolidated statements of operations, for both 1998 and 1997, are described in Note 8 to the consolidated financial statements.

     As more fully discussed in Note 7 to the consolidated financial statements, the Company recognized income tax expense of $123,000 in 1998 versus $95,000, before extraordinary item, in 1997. The provision in 1998 is net of a nonrecurring credit of $1,003,580 from the reversal of a valuation allowance against net deferred tax assets established in prior years. The provision in 1997 represents alternative minimum tax for which the Company will receive a credit against its regular tax liability in succeeding years.

     The Company recognized an extraordinary charge, net of income tax benefit, of $171,860 in 1997 resulting from a prepayment premium on a secured borrowing that was retired in connection with the refinancing consummated with Wells Fargo Bank.

Liquidity and Capital Resources

     At December 31, 1998 the Company had cash, cash equivalents and short-term investments totaling $3,214,100 and net working capital of $681,100. Additional liquidity is available under the Company's revolving credit facility ("RCF") with Wells Fargo Bank. See Note 4 to the Consolidated Financial Statements for further information on the RCF. The Company had unused borrowing capacity under the RCF of approximately $8.9 million at December 31, 1998. Net cash provided by operations was $4,221,872 in 1998 compared with $2,983,195 in 1997, with the increase primarily attributable to the improved operations of Womacks/Legends Casino. The Company used cash of $5,230,734 for purchases of property and equipment in 1998, with approximately $3.6 million used to purchase a property adjacent to Womacks/Legends Casino that was subsequently improved to provide paved parking for casino patrons.

         As more fully described in Note 4 to the consolidated financial statements, during 1998 the Company renegotiated certain terms of the RCF. Among other provisions, the maximum availability was increased from $13 million to $20 million and the interest rate structure was amended, which would further lower the Company's cost of capital if certain leverage ratios are achieved.

     Management has deferred a decision on whether to proceed with the construction of a hotel and parking structure on its property across the street from Womacks/Legends Casino until it has had time to assess the impact of new hotel capacity on the Cripple Creek market. In November 1998, Womacks/Legends Casino entered into an agreement with the operator of a new local hotel whereby the casino is leasing a block of rooms from the hotel. The casino makes these rooms available to its customers, sometimes on a complimentary basis, and provides a free shuttle service between the casino and the hotel. For the near term the Company's property located across the street from Womacks/Legends Casino will be used for customer parking.

     In January 1999 the Company reached a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. The Company will provide casino management services in exchange for ten percent of the casino's gross revenue, and will provide gaming equipment for 45% of the casino's net profit. Through December 31, 1998, the Company had made deposits towards the purchase of gaming equipment totaling $537,400, with approximately $1 million remaining to be funded in 1999. The Company expects to meet its remaining commitment through a combination of existing liquidity and anticipated cash flow. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

     In February 1998 the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. In October 1998 the Board voted to increase the limit on the stock repurchase program from $1 million to an aggregate of $2 million. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through December 31, 1998, the Company had repurchased 1,157,100 shares at an average cost per share of $1.07.

     Management believes that the Company's cash and working capital at December 31, 1998, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to satisfy its debt repayment obligations, fund its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.


Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is generally referred to as the Year 2000 ("Y2K") compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based or date-sensitive information. The Company is presently implementing its plan to ensure Y2K compliance. The Company believes that it has identified all software applications, hardware components, equipment and third-party vendors that could pose potential Y2K problems.

Computerized Systems and Components

     The computerized systems of most significance to the Company's ongoing business operations are those that involve slot reporting, player tracking and accounting. Those systems rely primarily on hardware and software obtained from third-party vendors. The Company has contacted the respective vendors for these systems and has received written confirmation that the software applications and related hardware components currently in use for those systems are Y2K compliant. Certain of these systems and components were upgraded during 1998. The Company did not incur any significant incremental costs in making these systems Y2K compliant.

Non-IT-Dependent Systems and Equipment

     The Company uses in its business certain systems and equipment that contain embedded technology ("non-IT dependent systems") such as electronic gaming devices, security and surveillance equipment, copiers and fax machines, alarm systems and voicemail systems, among others. The most significant of these to the Company's operations are electronic gaming devices, from which the Company derives in excess of 95% of its net operating revenue. Based on written responses from its vendors, the Company believes that substantially all of the electronic gaming devices presently being used in the Company's operations are Y2K compliant. The Company has tested its security and surveillance systems internally and determined that they are Y2K compliant. The remaining non-IT-dependent systems and equipment are not considered critical to the Company's operations. Through its own evaluation or contact with the appropriate vendors, the Company has determined that the majority of these remaining systems and equipment are Y2K compliant. Management believes that non-IT-dependent systems and equipment that have not yet been fully evaluated for Y2K compliance would not have a material adverse effect on the Company's operations in the event of non-Y2K compliance.


Third-Party Service Providers

     The Company has identified and contacted certain primary service providers, including its banks and payroll processor, to determine whether their potential Y2K problems could have a material adverse effect on the Company. The Company has received responses that they are generally on schedule to achieving Y2K compliance. The Company can make no assurances, however, that these providers will, in fact, become Y2K compliant on a timely basis. The Company relies on its banks principally to provide working capital and to process transactions. The failure of the Company's banks to provide these services would likely have a material adverse effect on the Company's day-to-day operations. The Company has not yet developed a contingency plan to address any Y2K-related failures by its banks. With respect to payroll processing, the Company estimates that the incremental cost to process its payroll in-house would be approximately $75,000 on an annual basis. The Company has not, however, developed a contingency plan to process its payroll in-house. The Company will continue to monitor the progress of its banks and its payroll processor in addressing their potential Y2K problems, and will consider whether to develop and test contingency plans based on the extent of their reported progress.

     The ability of the Company to conduct its operations is also dependent on the provision of certain services such as electricity, water, natural gas, telecommunications and the like by third parties, where there is limited or no choice of alternative suppliers. Failures by such third-party suppliers would have a material adverse effect on the Company's operations. The Company cannot reasonably estimate the likelihood of Y2K-related failures by these suppliers to provide their services. The Company does not believe that it is feasible to develop or test contingency plans to cope with possible Y2K-related failures by these third parties.

Current Status

     With the exception of certain services on which the Company relies as described in the preceding two paragraphs, the Company's information at this time does not indicate that Y2K compliance issues will have a material adverse effect upon the financial condition or results of operations of the Company. The Company's incremental cost of its Y2K compliance program to date has not been significant and incremental costs to be incurred by the Company to complete its Y2K compliance program are not expected to be significant. There can be no assurance, however, that the cost of Y2K compliance might not become material as the Company's study progresses and more information becomes available.


Item 7.  Financial Statements.

     See "Index to Financial Statements" on page F-1 hereof.

                              CENTURY CASINOS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page Number
                                                                   -----------

Independent Auditors' Report ......................................... F2

Consolidated Balance Sheet
as of December 31, 1998 .............................................. F3

Consolidated Statements of Operations
for the Years Ended December 31, 1998 and 1997 ....................... F4

Consolidated Statements of Comprehensive Income
(Loss) for the Years Ended December
31, 1998 and 1997 .................................................... F5

Consolidated Statements of Shareholders'
Equity for the Years Ended December 31,
1998 and 1997 ........................................................ F6

Consolidated Statements of Cash Flows
for the Years Ended December 31, 1998 and 1997 ....................... F7

Notes to Consolidated Financial Statements ........................... F9






                                       F1

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
March 16, 1999

                                       F2

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          December 31, 1998
                                                                          -----------------
ASSETS

Current Assets:
   Cash and cash equivalents .............................................   $ 2,175,604
   Short-term investments ................................................     1,038,496
   Prepaid expenses and other ............................................       773,849
                                                                             -----------
       Total current assets ..............................................     3,987,949

Property and Equipment, net ..............................................    18,337,734
Goodwill, net of accumulated amortization of $5,130,877 ..................    11,257,130

Other Assets .............................................................     1,100,893
                                                                             ===========
Total ....................................................................   $34,683,706
                                                                             ===========

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities:
   Current portion of long-term debt, including $420,360 to related party    $   822,453
   Accounts payable and accrued liabilities ..............................     2,484,396
                                                                             -----------
        Total current liabilities ........................................     3,306,849

Long-Term Debt, less current portion .....................................    12,229,106
Commitments and Contingencies (Note 6)
Shareholders' Equity:
   Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding
   Common stock; $.01 par value; 50,000,000 shares
       authorized; 15,861,885 shares issued; 14,704,785 shares outstanding       158,619
   Additional paid-in capital ............................................    23,323,155
   Accumulated other comprehensive loss ..................................       (15,308)
   Accumulated deficit ...................................................    (3,081,876)
                                                                             -----------
                                                                              20,384,590

   Treasury stock - 1,157,100 shares, at cost ............................    (1,236,839)
                                                                             -----------
           Total shareholders' equity ....................................    19,147,751
                                                                             -----------
Total ....................................................................   $34,683,706
                                                                             ===========

See notes to consolidated financial statements.

                                       F3

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Year Ended December 31,
                                                             -------------------------------
                                                                   1998           1997
                                                               ------------   -----------
Operating Revenue:
   Casino ...................................................  $19,036,621    $19,096,857
   Food and beverage ........................................      878,991        922,449
   Hotel ....................................................       62,624         57,167
   Other ....................................................      152,769        235,238
                                                               -----------    -----------
                                                                20,131,005     20,311,711
   Less promotional allowances ..............................     (672,153)      (753,063)
                                                               -----------    -----------
           Net operating revenue ............................   19,458,852     19,558,648
                                                               -----------    -----------

Operating Costs and Expenses:
   Casino ...................................................    7,755,733     10,309,162
   Food and beverage ........................................      490,290        393,670
   Hotel ....................................................       27,778         17,590
   General and administrative ...............................    5,850,870      5,247,763
   Depreciation and amortization ............................    2,996,680      2,948,652
                                                               -----------    -----------
           Total operating costs and expenses ...............   17,121,351     18,916,837
                                                               -----------    -----------

Income from Operations ......................................    2,337,501        641,811

   Other expense, net .......................................     (286,612)      (917,575)
                                                               -----------    -----------

Income (Loss) before Income Taxes and Extraordinary Item ....    2,050,889       (275,764)

   Provision for income taxes ...............................      123,000         95,000
                                                               -----------    -----------

Income (Loss) before Extraordinary Item .....................    1,927,889       (370,764)

   Extraordinary item - debt prepayment premium, net of
       income tax benefit of $40,000 ........................            -       (171,860)
                                                               -----------    -----------

Net Income (Loss) ...........................................  $1,927,889     $  (542,624)
                                                               ===========    ===========

Income (Loss) Per Share, Basic and Diluted:
   Before extraordinary item ................................  $      0.13    $     (0.02)
   Extraordinary item .......................................            -          (0.01)
                                                               ===========    ===========
   Net income (loss) ........................................  $      0.13    $     (0.03)
                                                               ===========    ===========


See notes to consolidated financial statements.

                                       F4

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                              For the Year Ended December 31,
                                                        ----------------------------------------------
                                                               1998                       1997
                                                        --------------------        ------------------
Net Income (Loss)                                       $          1,927,889        $         (542,624)
   Foreign currency translation adjustments                           12,469                   (13,923)
                                                        ====================        ==================
Comprehensive Income (Loss)                             $          1,940,358        $         (556,547)
                                                        ====================        ==================






See notes to consolidated financial statements.





                                       F5

                              CENTURY CASINOS, INC.
                                      AND
                                  SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                                       Accumulated
                                     Common Stock       Additional        Other                       Treasury Stock
                                --------------------     Paid -in     Comprehensive  Accumulated   -------------------
                                  Shares      Amount      Capital     Income (Loss)    Deficit     Shares       Amount     Total
                                ----------  --------    -----------   ------------- ------------   -------      ------  -----------
BALANCE AT DECEMBER 31, 1996 .. 15,861,885  $158,619    $24,820,275     $(13,854)  $(4,467,141)                         $20,497,899

Amortization of warrants
    issued to consultant ......                              48,660                                                          48,660

Warrants repriced in
    connection with
    debt refinancing ..........                              38,608                                                          38,608

Other comprehensive loss ......                                          (13,923)                                           (13,923)

Net loss ......................                                                       (542,624)                            (542,624)
                                ----------  --------    -----------   ------------- ------------   -------      ------  -----------
BALANCE AT DECEMBER 31, 1997 .. 15,861,885   158,619     24,907,543      (27,777)   (5,009,765)       --           --    20,028,620

Amortization of warrants
    issued to consultant ..                                  44,612                                                          44,612

Issuance of cash and notes
    to former principals of
    Gold Creek Associates .....                          (1,629,000)                                                     (1,629,000)

Purchases of treasury stock ...                                                                  1,157,100 $(1,236,839)  (1,236,839)

Other comprehensive income ....                                           12,469                                             12,469

Net income ....................                                                      1,927,889                            1,927,889
                                ----------  --------    -----------   ------------ ------------  ---------  -----------  -----------
BALANCE AT DECEMBER 31, 1998 .. 15,861,885  $158,619    $23,323,155     $(15,308)  $(3,081,876)  1,157,100  $(1,236,839) $19,147,751
                                ==========  ========    ===========   ============ ============  =========  ============ ===========



See notes to consolidated financial statements.

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Year Ended December 31,
                                                                                    --------------------------------
                                                                                         1998                1997
                                                                                    -------------         ----------
Cash Flow from Operations:
   Net income (loss)                                                                 $  1,927,889         $(542,624)

   Adjustments to reconcile net income (loss) to net cash provided by operations:
       Depreciation                                                                     1,655,176          1,607,148
       Amortization of goodwill                                                         1,341,504          1,341,504
       Amortization of deferred financing costs                                           104,044             65,744
       Extraordinary item - debt prepayment premium                                                          211,860
       Income from terminated projects, net                                             (687,128)           (81,971)
      (Gain) loss on disposition of assets                                               (46,169)             44,367
       Deferred tax benefit                                                             (499,000)
       Other noncash charges                                                              44,612             60,035
       Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                                 60,676            242,786
         Accounts payable and accrued liabilities                                         320,268             34,346
                                                                                    --------------       ------------

         Net cash provided by operations                                                4,221,872          2,983,195
                                                                                    --------------       ------------


Cash Flow from Investing Activities:
    Expenditures for gaming development projects and other                              (638,034)          (379,761)
    Purchases of property and equipment                                               (5,230,734)        (3,432,985)
    Purchases of short-term investment securities, net                                (1,038,496)
    Proceeds from terminated projects                                                     981,000            926,338
    Proceeds received from disposition of assets                                          160,482             15,000
    Payments to former principals of Gold Creek Associates                              (534,000)
                                                                                    --------------       ------------

         Net cash used in investing activities                                        (6,299,782)        (2,871,408)
                                                                                    --------------       ------------



                          -Continued on following page-

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                    For the Year Ended December 31,
                                                                                   ---------------------------------
                                                                                       1998                 1997
Cash Flow from Financing Activities:                                               ------------         ------------

   Proceeds from borrowings                                                         14,477,778           17,748,856
   Principal repayments and prepayment premium on borrowings                       (13,115,144)         (17,869,138)
   Deferred financing costs                                                           (100,259)            (320,067)
   Purchases of treasury stock                                                      (1,236,839)
                                                                                   -------------        -------------

         Net cash provided by (used in) financing activities                             25,536            (440,349)
                                                                                   -------------        -------------

Decrease in Cash and Cash Equivalents                                               (2,052,374)            (328,562)

Cash and Cash Equivalents at Beginning of Year                                        4,227,978            4,556,540
                                                                                                        -------------
                                                                                   -------------

Cash and Cash Equivalents at End of Year                                           $  2,175,604         $  4,227,978
                                                                                   =============        =============

Supplemental Disclosure of Noncash Investing and Financing Activities:
                                                                                         1998                 1997

      Issuance of notes to former principals of Gold Creek Associates               $ 1,095,000
      Equipment acquired through long-term financing                                                    $     293,911
      Warrants repriced in connection with debt refinancing                                             $      38,608


Supplemental Disclosure of Cash Flow Information:

     Interest paid by the Company was $1,194,268 in 1998 and $847,658 in 1997. Income taxes paid by the Company were $669,545 in 1998 and $24,090 in 1997.


See notes to consolidated financial statements.

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino. The Company's operating revenue for both 1998 and 1997 is derived principally from its casino operations in Cripple Creek.

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

          Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Except for an interest rate swap (see Note 4), which has no carrying value in the consolidated financial statements, the Company's carrying value of financial instruments approximates fair value at December 31, 1998.

          Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives or the applicable lease term, if shorter.

          Goodwill - Goodwill represents the excess of purchase price over net identifiable assets acquired. Goodwill recognized in the 1994 Alpine acquisition, which is not deductible for income tax purposes, has an unamortized balance of $3,863,940 at December 31, 1998, and is being amortized on a straight-line basis over 10 years. Goodwill recognized in the 1996 Gold Creek acquisition has an unamortized balance of $7,393,190 at December 31, 1998, is being amortized on a straight-line basis over 15 years, and is deductible for income tax purposes.

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

          Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations, and was $842,305 in 1998 and $973,609 in 1997.

          Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's Austrian and South African subsidiaries from the local functional currency to U.S.
          dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders' equity. Adjustments resulting from the translation of transactions which are denominated in a currency other than U.S. dollars are recognized in the statement of operations.

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

          Earnings Per Share - The Company follows the provisions of SFAS No. 128, "Earnings per Share," in calculating basic and diluted earnings per share. Basic earnings per share considers only outstanding common stock in the computation. Diluted earnings per share gives effect to all potentially dilutive securities.

          Comprehensive Income - The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Comprehensive income is a more inclusive financial reporting measure than net income, and includes all changes in equity during the period, except those resulting from investments by, and distributions to, shareholders of the Company.

          Operating Segments - Management considers the Company's business to presently comprise a single operating segment, as that term is defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted January 1, 1998.

Recently Issued Accounting
          Pronouncements - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. The Company will be required to adopt SFAS No. 133 no later than the first quarter of 2000. The Company is in the process of evaluating the impact that will result from the adoption of SFAS No. 133.

Reclassifications  -  Certain  reclassifications  have  been  made  in the  1997 financial statements to conform with the 1998 presentation.

3.       PROPERTY AND EQUIPMENT
         Property and equipment at December 31, 1998, consist of the following:

                                                                    Estimated
                                                                  Service Life
                                                                    in Years
           Land                               $       8,418,607
           Buildings and improvements                 6,825,209      7 - 31
           Gaming equipment                           4,615,246       3 - 7
           Furniture and office equipment             1,091,638       5 - 7
           Other                                        861,488       3 - 7
                                              ------------------
                                                     21,812,188
           Less:  accumulated depreciation          (4,394,958)
                                              ------------------

                                                     17,417,230
           Nonoperating casino and land                 920,504
                                              ------------------
           Property and equipment, net         $     18,337,734
                                              ==================

4.       LONG-TERM DEBT
         Long-term debt at December 31, 1998, consists of the following:

           Borrowings under revolving line of credit facility with bank              $11,073,059
           Notes payable to former principals of Gold Creek                              890,993
           Convertible debenture                                                         500,000
           Note payable to founding shareholder, unsecured; noninterest-bearing          420,360
           Notes payable secured by gaming equipment                                     167,147

                                                                                     ------------
           Total long-term debt                                                       13,051,559
           Less current portion                                                         (822,453)
                                                                                     ============
           Long-term portion                                                         $12,229,106
                                                                                     ============

          At December 31, 1998, the Company had a $20 million reducing revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells
          Fargo") that expires on April 1, 2001. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The Company has designated $10 million of the outstanding borrowing as a LIBOR-based obligation for a period of six months, expiring March 16, 1999. The interest rate on the outstanding amount above $10 million is based on the bank's prime rate. The interest rates for both the LIBOR-based and prime-based portions of the outstanding balance are based on the Company's leverage ratio, as defined, calculated on a trailing-four-quarters basis and adjusted quarterly. At December 31, 1998, the weighted-average interest rate on the total outstanding balance was 8.13%. The borrowing capacity under the RCF will be reduced by $555,600 quarterly, beginning April 1, 1999. The unused borrowing capacity at December 31, 1998, was approximately $8.9 million. Quarterly repayments of principal are required to the extent that outstanding borrowings exceed borrowing capacity at the beginning of any quarter. Based upon the balance of outstanding borrowings at December 31, 1998, and the scheduled reductions in borrowing capacity over the next 12 months, the entire balance of outstanding borrowings has been classified as long-term in the accompanying balance sheet. Under the RCF, the Company is required to comply with certain customary financial covenants, and Womacks/Legends Casino is subject to certain capital expenditure requirements and restrictions on investments. An extraordinary charge, net of income taxes, of $171,860, constituting a prepayment premium on one of the borrowings retired at the inception of the RCF, was recognized in the second quarter of 1997.

          In the third quarter of 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company will pay a LIBOR-based fixed rate and receive a LIBOR-based floating rate. Generally, the swap arrangement will be advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis will result in an increase or decrease to interest expense. Net additional interest expense to the Company under the swap agreement in 1998 was $4,701. At December 31, 1998, the cost to the Company to terminate the interest rate swap would have been approximately $123,000.

          During the second quarter of 1998, the Company reached agreement with the two former principals of Gold Creek to pay them a total of $1,629,000, consisting of cash of $534,000 and two promissory notes totaling $1,095,000, in lieu of issuing common stock as previously provided for in connection with the acquisition of Gold Creek's assets. The notes bear interest at 8.75% and require aggregate monthly payments of principal and interest of $16,100 through June 2001. Additional principal payments of $75,000 on January 1, 1999, and $50,000 on April 1, 1999, are required on one of the notes. On July 1, 2001, the then-remaining aggregate principal of $356,681 is due and payable.

          On May 30, 1996, the Company issued a convertible debenture in the principal amount of $500,000 to a private investor. The proceeds were used in financing the Gold Creek acquisition. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50,000. The Company has the option to prepay the debenture, in whole or in part, after the second anniversary date at 127% of the outstanding principal. The prepayment amount declines to 122% after the third anniversary date and to 116% after the fourth anniversary date. The entire unpaid principal is due on May 30, 2001.

          The Company has acquired certain of its gaming equipment subject to vendor financing at fixed rates of 10% to 10.5%.

         Scheduled maturities of long-term debt are as follows:

                       1999                               $   822,453
                       2000                                 4,109,606
                       2001                                 8,119,500
                                                        =============
                       Total                              $13,051,559
                                                        =============

5.        SHAREHOLDERS' EQUITY

          In connection with a purchase of the Company's common stock in 1994, the Company granted to an unaffiliated third party options to acquire 230,000 shares of common stock at $3.00 per share in the event the trading price of the common stock reaches $10.00 (115,000 shares may be purchased) and $13.00 (the remaining 115,000 shares may be purchased). The Company has the right to require the third party to exercise the options if these conditions are met. The options expired on March 4, 1999.

          In connection with the business combination with Alpine, warrants were granted to certain key Alpine employees to purchase 235,000 shares of common stock at an exercise price of $3.49. In 1997, the exercise price on warrants covering 150,000 shares was reduced to $1.50 as an inducement to two former principals of Alpine to cure certain property title issues in connection with the Company's April 1997 debt refinancing. The warrants expire on March 31, 1999.

          Warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.25 were issued in conjunction with a private placement of common stock in July 1994 and expire on June 30, 1999.

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

          In April 1994 the Board of Directors of the Company adopted the Employees' Equity Incentive Plan (the "Plan"), which was amended effective November 22, 1995, and further amended November 25, 1996. The Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 3,500,000 shares of common stock through the various forms of award permitted. Through December 31, 1998, only stock option awards had been granted under the Plan. Stock options may be either incentive stock options, for which the option price may not be less than fair market value at the date of grant, or nonstatutory options, which may be granted at any option price. All options must have an exercise period not to exceed ten years. Options granted to date have either one-year or two-year vesting periods. Transactions regarding the Plan are as follows:


                                                                         1998                             1997

                                                             ------------------------------    ----------------------------
                                                                                 Weighted-                       Weighted-
                                                                                  Average                         Average
                                                                                 Exercise                         Exercise
                                                                 Shares            Price            Shares         Price
           Incentive Stock Options:                          --------------    -----------     -------------     ---------

              Outstanding at January 1                            2,615,400        $  1.44         2,371,400       $  1.50

              Granted                                                20,000        $  0.94           265,800       $  0.85
              Cancelled or forfeited                                (9,000)        $  1.50          (21,800)       $  1.50
                                                             ---------------                   --------------
              Outstanding at December 31                          2,626,400        $  1.43         2,615,400       $  1.44
                                                             ===============                   ==============

              Options exercisable at December 31                  2,604,267        $  1.44         2,460,834       $  1.47
                                                             ===============                   ==============

          Summarized information regarding options outstanding at December 31, 1998, is as follows:

                                              Weighted-
                                Number         Average             Number
            Exercise         Outstanding      Remaining          Exercisable
              Price          At Year End    Term in Years        At Year End
            --------         -----------    -------------        -----------
              $0.75             230,000          8.8                 230,000
              $0.94              20,000          9.0                  13,333
              $1.50           2,336,900          6.7               2,321,434
              $1.63              30,000          7.0                  30,000
              $2.25               9,500          6.4                   9,500

                              ==========                          ===========
                              2,626,400          6.9               2,604,267
                              ==========                          ===========

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

                                                                      1998             1997
                                                                   -----------      -----------
           Net income (loss)                  As reported          $ 1,927,889      $ (542,624)
                                              Pro forma            $ 1,881,683      $ (649,772)

           Earnings (loss) per share,
             basic and diluted                As reported          $      0.13      $    (0.03)
                                              Pro forma            $      0.12      $    (0.04)


          The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          1998           1997
                                                        --------       --------
           Weighted-average fair value of
              options granted during the year           $   0.57       $   0.58
           Weighted-average risk-free interest rate         5.5%           5.7%
           Weighted-average expected life                 5 yrs.        10 yrs.
           Weighted-average expected volatility              67%            59%
           Weighted-average expected dividends               $ 0            $ 0

          In February 1998 the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. In October 1998 the Board voted to increase the limit on the stock repurchase program from $1 million to an aggregate of $2 million. Through December 31, 1998, the Company had repurchased 1,157,100 shares at an average cost per share of $1.07.

6.        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          Prague, Czech Republic - In March 1998 the Company entered into a joint venture agreement with a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s. The Company was to hold a 49% interest in the venture, which will operate a casino in the five-star Marriott Hotel, currently under construction in Prague, Czech Republic. Subsequent to signing the joint venture agreement, laws governing casino licenses in the Czech Republic were amended to preclude a foreign entity from holding an equity interest in a casino license. In January 1999 the Company entered into a 20-year definitive agreement with Casino Millennium a.s., a Czech company that has secured the leasing rights from the hotel, to provide casino management services for ten percent of the casino's gross revenue, and to provide certain gaming equipment for 45% of the casino's net profit. Through December 31, 1998, the Company had made deposits towards the purchase of gaming equipment totaling $537,400, with approximately $1 million remaining to be funded in 1999. The opening of the hotel and casino is currently scheduled, subject to change, for the second quarter of 1999.

          South Africa - On April 21, 1998, the Gauteng Gambling and Betting Board (the "Board") announced the award of the remaining two licenses for the province of Gauteng, South Africa. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022, which is included in "other expense, net" in the accompanying statements of operations. Silverstar subsequently filed a legal action with the Supreme Court of South Africa (the "Court") challenging the decision of the Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. On March 11, 1999, the Court overturned the previous license award for the West Rand region of Gauteng Province, the region for which Silverstar had applied. The Court's decision requires that the Board and the provincial government redetermine the award process for the West Rand region. Adverse parties have the right to appeal this ruling. To date, no timetable for reconsideration of the gaming license award has been established. While the Company believes that Silverstar's previous application will be given proper consideration through the reevaluation process, there can be no assurance that a gaming license will ultimately be awarded to Silverstar.

          Riverboat Development Agreement-Indiana - On September 14, 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle") to conduct riverboat gaming in Switzerland County. In accordance with the terms of the sale of the Company's interest in Pinnacle in 1995, the Company received a payment in the third quarter of 1998 of $431,000, which is included in "other expense, net" in the accompanying statements of operations. Additionally, the Company is entitled to a payment of $1,040,000 upon "groundbreaking" of the project, and installment payments of $32,000 per month for the first 60 months of the riverboat's operation. The Company may elect to receive, or the owners of Pinnacle may elect to prepay, the installment payments in the aggregate discounted amount of $1,453,000. While the Company believes that Pinnacle intends to proceed with the development of the riverboat project, there can be no assurance that Pinnacle will do so, or, if the project does proceed, when the additional payments will be earned and received by the Company. Any future payments to the Company will be recognized as income when earned.

          Consulting Agreement-Rhodes, Greece - In the second quarter of 1998, the Company reached a consulting agreement ("current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd. ("Playboy") to assign certain of the Company's rights and delegate its responsibilities under a previously executed management and consulting agreement ("previous agreement") pertaining to the operation of a casino on the island of Rhodes, Greece. The Company has received from Playboy a payment of $25,000 for certain preopening services performed to date, and will receive annual payments of $50,000 for each of the first three years of the casino's operations. The Company will have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300,000 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250,000.

          Settlement of Note Receivable from Terminated Management Agreement - In March 1998 the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. Aggregate payments received pursuant to the note from August 1995 through the date of settlement were $2,457,727, of which $1,825,756 was applied to recovery of capitalized costs through the third quarter of 1997, $81,971 was recognized in income in 1997 and $550,000 was recognized in income in 1998. The amounts recognized in income are included in the caption "other income, net" in the accompanying consolidated statements of operations. No further payments will be received under the note.

          Colorado Division of Gaming Audit - In 1998 the Colorado Division of Gaming (the "Division") conducted an audit of the Company's two Colorado gaming licenses covering the period August 1995 through July 1998. As a result of the audit, the Division alleged certain violations of Colorado gaming regulations and internal control procedures. The licensees have each entered into a Stipulation and Agreement whereby the licensees have agreed to fines totaling $120,000 and have submitted to the Division corrective action plans that are responsive to the Division's concerns. The corrective action plans have been approved by, and will be monitored for compliance by, the Division. Management believes that the licensees are in compliance with the corrective action plans.

          Employee Benefit Plan - In March 1998 the Company adopted the 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $16,177 to the Plan in 1998.

          Operating Lease Commitments - The Company has entered into certain noncancelable operating leases for real property, equipment and vehicles. Future minimum lease payments under these leases are $468,150 in 1999, $374,364 in 2000, $328,878 in 2001, $320,566 in
          2002, $229,500 in 2003 and $272,000 thereafter. Rental expense was $573,584 in 1998 and $630,353 in 1997.

          Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any shareholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any shareholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in the Company's Certificate of Incorporation and having terms and conditions as shall be approved by the Board of Directors, or a combination thereof.

7.        INCOME TAXES

          The provision for income taxes, before extraordinary item, consists of the following:

                                                 1998                 1997
                                           ---------------       --------------
          Current:

              Federal                      $       512,000       $       95,000
              State                                110,000
                                           ----------------      ---------------
                                                   622,000               95,000
                                           ----------------      ---------------

          Deferred:
              Federal                            (439,000)
              State                               (60,000)
                                           ----------------      ---------------
                                                 (499,000)

                                           ----------------      ---------------
                                           $      123,000        $       95,000
                                           ================      ===============

          The provision for income taxes, before extraordinary item, differs from the amount of income tax provision (benefit) calculated by applying the U.S. statutory federal income tax rate of 34% to pretax income (loss), before extraordinary item, as follows:


                                                                                          1998             1997
                                                                                    ------------       ------------
          Expected federal income tax provision (benefit) at statutory rate         $    697,302       $   (93,759)
          Increase (decrease) due to:
              Goodwill amortization                                                      252,111           252,111
              Loss of foreign subsidiary                                                  16,444            17,702
              State income taxes, net of federal benefit                                  98,362            17,500
              Alternative minimum tax, before benefit associated
                  with extraordinary item of $40,000 in 1997                                                95,000
              Penalties and fines                                                         45,171             1,926
              Other nondeductible expenses                                                17,190             2,326
              Change in valuation allowance                                          (1,003,580)         (197,806)

                                                                                    -------------      ------------
          Provision for income taxes                                                $    123,000       $    95,000
                                                                                    =============      ============

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 1998, consist of the following:

           Deferred tax assets:
             Alternative minimum tax credit carryforward          $  51,434
             Property, plant and equipment                          130,406
             Accrued liabilities and other                          348,952
                                                                  ----------
                                                                    530,792
           Deferred tax liabilities:
              Prepaid expenses                                      (31,792)

                                                                  ----------
           Net deferred tax assets                                $ 499,000
                                                                  ==========

8.        OTHER EXPENSE, NET

          Other expense, net, consists of the following:

                                                             1998             1997
                                                         -------------    ------------
          Interest income                                $     108,041    $    152,912
          Interest expense                                  (1,023,906)     (1,039,147)
          Income from terminated projects, net                 687,128          81,971
          Amortization of deferred financing costs            (104,044)        (65,744)
          Gain (loss) on disposal of equipment                  46,169         (47,567)
                                                         --------------   -------------
                                                         $    (286,612)   $   (917,575)
                                                         ==============   =============

9.       EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per share were computed as follows:

                                                                                          1998              1997
                                                                                     --------------   --------------
          Basic Earnings (Loss) Per Share:
             Net income (loss)                                                       $   1,927,889    $    (542,624)
                                                                                     ==============   ==============

             Weighted average common shares                                             15,300,516       15,861,885
                                                                                     ==============   ==============

             Basic earnings (loss) per share                                         $        0.13    $       (0.03)
                                                                                     ==============   ==============

          Diluted Earnings (Loss) Per Share:
             Net income (loss), as reported                                          $   1,927,889    $    (542,624)
               Interest expense, net of income taxes, on convertible debenture              32,918
                                                                                     --------------   --------------
             Net income (loss) available to common shareholders                      $   1,960,807    $    (542,624)
                                                                                     ==============   ==============

             Weighted average common shares                                             15,300,516       15,861,885
               Effect of dilutive securities:

                   Convertible debenture                                                   271,739

                   Stock options and warrants                                               63,253
                                                                                     --------------   --------------
             Dilutive potential common shares                                           15,635,508       15,861,885
                                                                                     ==============   ==============

             Diluted earnings (loss) per share                                        $       0.13    $       (0.03)
                                                                                     ==============   ==============

             Excluded from computation of diluted earnings (loss) per share due to antidilutive effect:
                   Options and warrants to purchase common shares                        5,526,009        6,215,009
                   Weighted average exercise price                                    $       1.99    $        1.97


9.        EVENT SUBSEQUENT TO DECEMBER 31, 1998

          On February 8, 1999, the Company's Board of Directors approved the award of options on 809,000 shares of the Company's common stock under the Employees' Equity Incentive Plan. The options have an exercise price of $0.75 per share, a vesting period of one year and an exercise period of ten years.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act."

Item 10. Executive Compensation.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998, under the caption "Information Concerning Directors and Executive Officers."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998, under the caption "Voting Securities."

Item 12. Certain Relationships and Related Transactions.

         The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998, under the caption "Certain Relationships and Related Transactions."

Item 13. Exhibits and Reports on Form 8-K.

     a. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     1. The following exhibits were included with the filing of the Alpine's Form 10-KSB for the fiscal year ended December 31, 1993 and are hereby incorporated by reference:

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

     5. The following exhibit was filed with the Form 10-QSB for the quarterly period ended March 31, 1997 and is incorporated herein by reference:

     Exhibit No.     Description

     10.68 Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor").


     6. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1997 and are incorporated herein by reference:

     Exhibit No.     Description

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


     7. The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 1998 and are incorporated herein by reference:

     Exhibit No.   Description

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

     10.73 Termination of Stock Transfer and Registration Rights Agreement dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.74 Promissory Note dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.75 Commercial Contract to Buy and Sell Real Estate dated November 19, 1997, between WMCK Venture Corp.
                           and Hal D. Hicks

     10.76 Casino Consulting Agreement dated March 25, 1998, by and between Rhodes Casino S.A., Century Casinos, Inc. and Playboy Gaming International Ltd.

     8. The following exhibits are filed herewith:

     Exhibit No.    Description

     10.77 Third Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 4, 1998.

     10.78 Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek ("Lessor") and WMCK Venture Corp. ("Lessee")

     21        Subsidiaries of the Registrant

     23.1      Consent of Independent Accountants

     27        Financial Data Schedule


     b. Reports on Form 8-K Filed During the Registrant's Fourth Fiscal
Quarter:

     No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 18, 1999.

                         CENTURY CASINOS, INC.

                          By:/s/Erwin Haitzmann
                             ------------------
                             Erwin Haitzmann, President and Chief
                             Executive Officer

                             /s/Norbert Teufelberger
                             ------------------------
                             Norbert   Teufelberger, Chief   Financial   Officer
                            (Principal Financial Officer)

                             /s/Brad Dobski
                             --------------
                             Brad Dobski, Chief Accounting Officer
                            (Principal Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erwin Haitzmann and Norbert Teufelberger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1999.



Signature                      Title                          Signature                      Title
---------                      -----                          ---------                      -----
/s/ Erwin Haitzmann            Chairman of the Board and      /s/ Gottfried Schellmann       Director
-------------------            Chief Executive Officer        --------------------------
Erwin Haitzmann                                                   Gottfried Schellmann

/s/ Peter Hoetzinger           Vice Chairman of the Board     /s/ Robert S. Eichberg         Director
--------------------                                          --------------------------
Peter Hoetzinger                                              Robert S. Eichberg

/s/ James D. Forbes            Director
-------------------
James D. Forbes

/s/ Norbert Teufelberger       Chief Financial Officer and
------------------------       Director
Norbert Teufelberger


                                  EXHIBIT INDEX

Exhibit No.                Description

10.77 Third Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 4, 1998.

10.78 Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek ("Lessor") and WMCK Venture Corp. ("Lessee")

21        Subsidiaries of the Registrant.

23.1      Consent of Independent Accountants.

27        Financial Data Schedule