Form 10KSB/A
period 1998-12-31
CENTURY CASINOS INC
filed 1999-04-23
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  December 31, 1998        Commission File No. 0-22290
-------------------------                            ------------------

                              CENTURY CASINOS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                      84-1271317
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


200 - 220 E. Bennett Ave., Cripple Creek, CO                80813
--------------------------------------------              ----------
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

This Amendment includes the information required by Items 9 through 12 of Form 10-KSB, as such information will not otherwise be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 (the Registrant's fiscal year end). The remainder of the Registrant's previously filed Form 10-KSB is unchanged.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         Information regarding the Board of Directors and executive officers of the Company, as of April 21, 1999, is as follows:

         Name                       Age              Positions Held                     Officer or Director Since
         -------------------        ---      ---------------------------------          -----------------------------
         Erwin Haitzmann            45       Chairman of the Board, President           March 1994
                                               and Chief Executive Officer

         Peter Hoetzinger           36       Vice Chairman of the Board                 March 1994
                                               and Assistant Secretary

         James D. Forbes            41       Assistant Treasurer and Director           March 1994

         Norbert Teufelberger       34       Chief Financial Officer, Secretary         March 1994
                                               and Director

         Robert S. Eichberg         52       Director                                   January 1998

         Gottfried Schellmann       45       Director                                   January 1998

         Brad Dobski                46       Vice President-Finance and                 January 1995
                                               Chief Accounting Officer


         Erwin Haitzmann holds a Doctorate degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer (commencing in 1975) through various casino management positions. Mr. Haitzmann served as Chief Executive Officer of Casinos Austria International from 1981 to 1992. During his employment he served as chairman or member of the boards of directors of more than 25 casino subsidiaries of Casinos Austria International worldwide. From October 1992 through April 1993 he was employed by Novo Invest Casino Development as Head of the Management Board. Mr. Haitzmann has been employed full-time by the Company since May 1993.

         Peter Hoetzinger received an MBA from the University of Linz, Austria, in 1986. He thereafter joined Casinos Austria International, where he was responsible for business development and acquisitions through October 1992; he served as deputy to the Chief Executive Officer and as director of 10 casino subsidiaries of Casinos Austria International. From November 1992 through April 1993, he worked for Novo Invest Casino Development. Mr. Hoetzinger has been employed full-time by the Company since May 1993.

         James D. Forbes, from 1979 to 1987, was employed in several positions in the gaming industry with British casino companies. From 1987 through January 1993, he was employed in the gaming industry by Casinos Austria International in various positions, including casino manager, general manager, operations manager and regional managing director. Mr. Forbes has been employed full-time by the Company since February 1993.

         Norbert Teufelberger received an MBA from Vienna University in 1989. He thereafter joined Casinos Austria International in 1989, as Assistant to the Chief Executive Officer, later becoming Head of International Finance & Control. There, his responsibilities included establishing financial operating systems for the parent and all subsidiary companies. Additionally, he was responsible for negotiating and establishing financing requirements of Casinos Austria International. From November 1992 through April 1993, he worked for Novo Invest Casino Development. Mr. Teufelberger has been employed full-time by the Company since May 1993.

         Robert S. Eichberg graduated from Bradley University in 1968 with a B.S. Degree in Accounting and is a Certified Public Accountant. He was employed by the public accounting firm of Deloitte & Touche LLP from 1974 to 1994, ending his tenure there as Tax Partner. From 1994 to 1996 he served as Tax Partner for the public accounting firm Price Bednar, before joining the public accounting firm Causey, Demgen & Moore, Inc. in September of 1996 as shareholder and President.

         Gottfried Schellmann graduated from University of Vienna with a law degree and is a certified tax advisor in Austria. After having worked for several firms, including KPMG Germany as a tax and accounting manager, he formed Schellmann & Partner in 1993, which specializes in tax and accounting work for provinces and municipalities in Austria. He is a member of the International Bar Association. He is also one of the main co-authors, together with certain officers of the Austrian Ministry of Finance, of the Austrian corporate tax code.

         Brad Dobski holds a B.S. Degree in Mathematics from the University of Illinois (1974), a Master's Degree in Accountancy from the University of
Illinois (1978) and is a Certified Public Accountant. From 1978 to 1986 he was employed by the public accounting firm of Price Waterhouse, and ended his tenure as Audit Manager. From 1986 to 1994 he served in various financial management capacities in the U.S. and abroad with the Kiewit Companies, a privately-held multinational conglomerate engaged in construction, telecommunications and energy. He held the position of Financial Director of McCourt/Kiewit International prior to leaving Kiewit in April 1994. Mr. Dobski has been employed full-time by the Company since November 1994. He became Chief Accounting Officer in January 1995 and became Vice President-Finance in March 1997.

There are no family relationships between or among the Company's executive officers and directors.

                        COMPLIANCE WITH SECTION 16(a) OF
                           THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of its outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were complied with in a timely manner.

Item 10. Executive Compensation.

                  The table below sets forth executive compensation during 1996, 1997 and 1998 to the Chairman of the Board, President and Chief Executive Officer of the Company, Erwin Haitzmann, and to all other executive officers who received greater than $100,000 in compensation in 1996, 1997 and 1998.

                           SUMMARY COMPENSATION TABLE



                                                                                    Awards               Payouts
                                                                           =============================================
                                                                 Other                 Securities
                                                                Annual     Restricted  Underlying             All Other
                                                              Compen-sation  Stock     Options /     LTIP      Compen-
             Name and                   Salary      Bonus         (a)        Awards       SARs      Payouts    sation
        Principal Position     Year       ($)        ($)          ($)          ($)        (#)         ($)      ($)(b)
       =================================================================================================================
       Erwin Haitzmann,       1998     150,000    200,000          59,700          --          --         --         --
       Chairman of the        1997     130,671     54,632           1,715          --          --         --         --
       Board, President and   1996     125,000     22,108              --          --          --         --         --
       Chief Executive
       Officer
       -----------------------------------------------------------------------------------------------------------------
       Peter Hoetzinger,      1998     150,000    200,000          15,402          --          --         --         --
       Vice Chairman of the   1997     130,671    54,329              926          --          --         --         --
       Board and Assistant    1996     125,000    21,809               --          --          --         --         --
       Secretary
       -----------------------------------------------------------------------------------------------------------------
       James D. Forbes,       1998     150,000    30,000           41,487          --          --         --      1,724
       Assistant Treasurer    1997     132,580    47,175            6,377          --          --         --         --
       and Director           1996     125,000    13,189               --          --          --         --         --
       -----------------------------------------------------------------------------------------------------------------
       Norbert                1998     150,000    140,000           7,859          --          --         --      1,486
       Teufelberger, Chief    1997     130,671    38,317            3,934          --          --         --         --
       Financial Officer,     1996     125,000     5,765               --          --          --         --         --
       Secretary and
       Director
       -----------------------------------------------------------------------------------------------------------------

         (a)      Amounts for 1998 include  reimbursement  for estimated  income taxes, associated with perquisites, of $26,721 for Mr. Haitzmann; $6,565 for Mr. Hoetzinger; $11,151 for Mr. Forbes; and $837 for Mr. Teufelberger.

         (b) Consists solely of Company's matching contributions to the 401(k) Savings and Retirement Plan.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options to purchase shares of common stock of the Company to any of the named executive officers in 1998.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

         The following table sets forth the aggregate options held by certain executive officers of the Company. No options were exercised by the specified officers in 1998.


                                                                        Number of Securities       Value of Unexercised
                                                                        Underlying Options at    In-the-Money Options at
                              Shares Acquired           Value             December 31, 1998         December 31, 1998
          Name                  on Exercise            Realized       Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------

      Chairman of the                 -                    -              1,000,000 / None           $1,550 / None (a)
      Board, President
      and Chief Executive
      Officer

      Peter Hoetzinger,               -                    -               593,000 / None           $1,550 / None (a)
      Vice Chairman of
      the Board and
      Assistant Secretary

      James D. Forbes,                -                    -               508,000 / None            $1,550 / None (a)
      Assistant Treasurer
      and Director

      Norbert                         -                    -               323,000 / None            $1,550 / None (a)
      Teufelberger,
      Chief Financial
      Officer, Secretary
      and Director

      Brad Dobski,                    -                    -               66,167 / 3,333             $310 / None (a)
      Vice
      President-Finance
      and Chief
      Accounting Officer

         (a) Based on the closing bid price ($0.78) of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1998.

         Directors who are full-time employees receive no compensation for their services as directors; with the exception of Messrs. Eichberg and Schellmann, all of the Company's directors are full-time employees.

         Messrs. Eichberg and Schellmann, the outside directors of the Company, are being compensated for their services as follows. As of the date of joining the Board of Directors, both outside directors received warrants to purchase 10,000 shares of the Company's common stock. The warrants have a five-year term and are exercisable at $0.938 per share. The outside directors receive $500 per Board or committee meeting attended and the Company will pay for reasonable expenses incurred in conjunction with those meetings. In addition, the outside directors receive $500 per gaming application filed with gaming regulators to compensate them for their time spent.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth information as of April 21, 1999, concerning record common stock ownership by beneficial owners of five percent or more of the Company's common stock and the officers and directors of the Company. All of the named persons below other than Thomas Graf and Lloyd I. Miller, III, are officers or directors of the Company:


                                                                    Amount and Nature
                Title of            Name and Address of               of Beneficial        Percent of
                 Class                Beneficial Owner                  Ownership             Class
                -------------------------------------------------------------------------------------
                Common Stock,     Erwin Haitzmann                     1,577,338 (a)           10.1%
                $.01 par value    999 18th Street, Suite 1810
                                  Denver, CO 80202
                Common Stock,     Peter Hoetzinger                     935,456 (b)            6.1%
                $.01 par value    999 18th Street, Suite 1810
                                  Denver, CO 80202
                Common Stock,     James D. Forbes                      892,328 (c)            5.9%
                $.01 par value    999 18th Street, Suite 1810
                                  Denver, CO 80202
                Common Stock,     Norbert Teufelberger                 529,832 (d)            3.5%
                $.01 par value    999 18th Street, Suite 1810
                                  Denver, CO 80202
                Common Stock,     Robert S. Eichberg                    20,000 (e)             (f)
                $.01 par value    1801 California Street, Suite
                                  4650
                                  Denver, CO 80202
                Common Stock,     Gottfried Schellmann                  59,000 (g)             (f)
                $.01 par value    Lerchengasse 2
                                  2340 Moedling, Austria
                Common Stock,     Brad Dobski                           89,500 (h)             (f)
                $.01 par value    999 18th Street, Suite 1810
                                  Denver, CO 80202
                Common Stock,     All Officers and Directors as         4,103,454             23.9%
                $.01 par value    a Group (seven persons)
                Common Stock,     Thomas Graf                         2,561,000 (i)           17.4%
                $.01 par value    Liechtensteinstrasse 54
                                  A-2344 Maria Enzersdorf
                                  Austria
                Common Stock,     Lloyd I. Miller, III                  1,574,375             10.7%
                $.01 par value    4550 Gordon Drive
                                  Naples, FL 34102

------------

         (a) Includes: (i) an incentive stock option for 130,000 shares exercisable at $1.50 per share; (ii) an incentive stock option for 50,000 shares exercisable at $0.75 per share; (iii) a nonstatutory stock option for 820,000 shares exercisable at $1.50 per share; and (iv) a warrant for 13,669 shares exercisable at $2.25 per share.

(b) Includes: (i) an incentive stock option for 130,000 shares exercisable at $1.50 per share; (ii) an incentive stock option for 50,000 shares exercisable at $0.75 per share (iii) a nonstatutory stock option for 413,000 shares exercisable at $1.50 per share; (iv) a warrant for 8,728 shares exercisable at $2.25 per share; and (v) 100,000 shares held by Mr. Hoetzinger's spouse.

(c) Includes: (i) an incentive stock option for 130,000 shares exercisable at $1.50 per share; (ii) an incentive stock option for 50,000 shares exercisable at $0.75 per share (iii) a nonstatutory stock option for 328,000 shares exercisable at $1.50 per share; and (iv) a warrant for 13,064 shares exercisable at $2.25 per share.

(d) Includes: (i) an incentive stock option for 130,000 shares exercisable at $1.50 per share; (ii) an incentive stock option for 50,000 shares exercisable at $0.75 per share (iii) a nonstatutory stock option for 143,000 shares exercisable at $1.50 per share; and (iv) a warrant for 5,416 shares exercisable at $2.25 per share.

(e)      Includes an option for 10,000 shares exercisable at $0.938 per share.

(f)      Less than 1%.

(g)      Includes an option for 10,000 shares exercisable at $0.938 per share.

(h) Includes: incentive stock options for 4,500 shares exercisable at $2.25 per share; 55,000 shares exercisable at $1.50 per share; and 10,000 shares exercisable at $0.75 per share.

(i)      Includes a warrant for 50,000 shares exercisable at $2.25 per share.


Item 12. Certain Relationships and Related Transactions.

On February 23, 1998, each of Messrs. Haitzmann, Hoetzinger, Forbes and Teufelberger, directors and officers of the Company, purchased a 2% equity interest in Century Casinos Africa (Pty.) Limited ("CCA"), a subsidiary of the Registrant, at a cost of approximately $500 each. The shares were acquired pursuant to CCA's 1998 Share Incentive Scheme, which was approved by CCA's Board of Directors in early 1998. The amount paid was substantially in excess of CCA's book value per share at that time.

At April 21, 1999, the Company had an unsecured note payable in the principal amount of $380,000 to Thomas Graf, a founding shareholder of the Company. The note bears interest at 6% per annum, payable quarterly in advance. Mr. Graf, at his option, may elect to receive any or all of the unpaid principal by notifying the Company on or before April 1 of each year. Payment would be made by the Company within nine months of such notification. The entire outstanding principal is due and payable on April 1, 2004.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on April 23, 1999.

                               CENTURY CASINOS, INC.

                               By:/s/ Erwin Haitzmann
                               ----------------------------------------------
                               Erwin Haitzmann, President and Chief
                               Executive Officer

                               /s/ Norbert Teufelberger
                               ----------------------------------------------
                               Norbert Teufelberger, Chief Financial Officer (Principal Financial Officer)

                               /s/ Brad Dobski
                               ----------------------------------------------
                               Brad Dobski, Chief Accounting Officer
                               (Principal Accounting Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-KSB has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 23, 1999.


Signature                      Title                                 Signature                          Title
-------------------            ---------------------------------     ------------------------           --------
/s/ Erwin Haitzmann            Chairman of the Board and             /s/ Gottfried Schellmann           Director
Erwin Haitzmann                Chief Executive Officer               Gottfried Schellmann

/s/ Peter Hoetzinger           Vice Chairman of the Board            /s/ Robert S. Eichberg             Director
Peter Hoetzinger                                                     Robert S. Eichberg

/s/ James D. Forbes            Director
James D. Forbes

/s/ Norbert Teufelberger       Chief Financial Officer and Director
Norbert Teufelberger