Form 10QSB
period 1999-03-31
CENTURY CASINOS INC
filed 1999-05-10
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

         _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________ .

                         Commission file number 0-22290
                                                -------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, $.01 par value, outstanding as of May 7, 1999:
                                   14,659,785

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                     Page Number
                                                                     -----------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated  Balance Sheet as of March 31, 1999               3

           Consolidated  Statements of Operations for the
           Three  Months  Ended  March  31,  1999  and 1998               4


           Consolidated  Statements of Comprehensive Income
           for the Three  Months  Ended  March 31, 1999 and 1998          5

           Consolidated  Condensed  Statements of Cash
           Flows for the Three  Months Ended March 31, 1999 and  1998     6

           Notes  to   Consolidated   Financial Statements                7

Item 2.    Management's Discussion and Analysis                          10

PART II    OTHER INFORMATION                                             14

           SIGNATURES                                                    15

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)



                                                                                          March 31, 1999
                                                                                         -----------------
ASSETS

Current Assets:
   Cash and cash equivalents                                                            $       2,619,178
   Prepaid expenses and other                                                                     817,150
                                                                                        ------------------
     Total current assets                                                                       3,436,328


Property and Equipment, net                                                                    18,269,023


Goodwill, net                                                                                  10,921,754


Other Assets                                                                                    1,315,546
                                                                                        ------------------
Total                                                                                   $      33,942,651
                                                                                        ==================

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities:
     Current portion of long-term debt                                                  $         434,708
   Accounts payable and accrued expenses                                                        2,270,171
                                                                                        ------------------
     Total current liabilities                                                                  2,704,879


Long-Term Debt, less current portion                                                           11,948,638


Shareholders' Equity:
    Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued or outstanding
   Common stock; $.01 par value; 50,000,000 shares authorized;
           15,861,885 shares issued; 14,659,785 shares outstanding                                158,619
       Additional paid-in capital                                                              23,323,155
       Accumulated other comprehensive loss - foreign currency translation                        (25,983)
       Accumulated deficit                                                                     (2,892,337)
                                                                                        ------------------
                                                                                               20,563,454
       Treasury stock - 1,202,100 shares, at cost                                              (1,274,320)
                                                                                        ------------------
         Total shareholders' equity                                                            19,289,134
                                                                                        ------------------
   Total                                                                                $      33,942,651
                                                                                        ==================

                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                              For the Three Months Ended March 31,
                                                                       ---------------------------------------------------
                                                                               1999                             1998
                                                                       -------------------             -------------------
Operating Revenue:
 Casino                                                                $         5,086,374             $         4,279,897
 Food and beverage                                                                 210,823                         176,478
 Hotel                                                                              38,111                          11,877
 Other                                                                              17,850                          25,430
                                                                       --------------------            --------------------
                                                                                 5,353,158                       4,493,682
   Less promotional allowances                                                    (159,920)                       (148,599)
                                                                       --------------------            --------------------
              Net operating revenue                                              5,193,238                       4,345,083
                                                                       --------------------            --------------------

   Operating Costs and Expenses:
    Casino                                                                       2,123,272                       1,728,373
    Food and beverage                                                              113,577                          73,383
    Hotel                                                                           50,247                           7,428
    General and administrative                                                   1,460,033                       1,335,724
    Depreciation and amortization                                                  802,452                         766,339
                                                                       --------------------            --------------------

       Total operating costs and expenses                                        4,549,581                       3,911,247
                                                                       --------------------            --------------------

   Income from Operations                                                          643,657                         433,836
    Other income (expense), net                                                   (271,118)                         92,488
                                                                       --------------------            --------------------
   Income before Income Taxes                                                      372,539                         526,324
    Provision for income taxes (benefit)                                           183,000                        (597,000)
                                                                       --------------------            --------------------
Net Income                                                             $           189,539             $         1,123,324
                                                                       ====================            ====================

Earnings Per Share:
 Basic                                                                 $              0.01             $              0.07
                                                                       ====================            ====================
 Diluted                                                               $              0.01             $              0.07
                                                                       ====================            ====================






                 See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                                                              For the Three Months Ended March 31,
                                                                        ---------------------------------------------------
                                                                               1999                               1998
                                                                        ---------------------              ----------------
 Net Income                                                             $             189,539              $      1,123,324
 Foreign currency translation adjustments                                             (10,675)                      (13,067)
                                                                        ---------------------              ----------------
 Comprehensive Income                                                   $             178,864              $      1,110,257
                                                                        =====================              ================


       See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                  For the Three Months Ended March 31,
                                                                            ---------------------------------------------------
                                                                                     1999                         1998
                                                                            ----------------------        ---------------------


Cash provided by operations                                                 $              734,252        $          1,224,609
                                                                            ----------------------        ---------------------

Cash provided by investing activities                                                     415,016                      222,300
                                                                            ----------------------        ---------------------

Cash used in financing activities                                                        (705,694)                  (1,388,943)
                                                                            ----------------------        ---------------------

Increase in cash and cash equivalents                                                     443,574                       57,966


Cash and cash equivalents at beginning of period                                        2,175,604                    4,227,978
                                                                            ----------------------        ---------------------


Cash and cash equivalents at end of period                                  $           2,619,178         $          4,285,944
                                                                            ======================        =====================




Supplemental Disclosure of Cash Flow Information:

   Interest paid by the Company was $252,697 and $296,828 for the three months ended March 31, 1999 and 1998.

   Income taxes paid by the Company were $12,000 and $59,345 for the three months ended March 31, 1999 and 1998.


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


         The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.

2.       INCOME TAXES

         The income tax provision for the quarter ended March 31, 1999, was based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax benefit of $597,000 for the three months ended March 31, 1998 consisted of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and
         (b) a provision of $218,000, based upon estimated full-year income for financial reporting purposes adjusted for permanent differences, primarily nondeductible goodwill amortization.

3.       EARNINGS PER SHARE

         Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 were computed as follows:

                                                                          For the Three Months Ended March 31,
                                                                     --------------------------------------------------
                                                                              1999                        1998
                                                                     ----------------------       ---------------------


Basic Earnings Per Share:
 Net income                                                          $             189,539        $          1,123,324
                                                                     ======================       =====================

 Weighted average common shares                                                 14,667,285                  15,790,013
                                                                     ======================       =====================

 Basic earnings per share                                            $                0.01        $               0.07
                                                                     ======================       =====================

Diluted Earnings Per Share:
   Net income, as reported                                           $             189,539        $          1,123,324
     Interest expense, net of income taxes,
       on convertible debenture                                                                                  8,412
                                                                     ----------------------       ---------------------
 Net income available to common shareholders                         $             189,539        $          1,131,736
                                                                     ======================       =====================

 Weighted average common shares                                                 14,667,285                  15,790,013
    Assumed issuance of contingent shares                                                                      710,295
    Effect of dilutive securities:

        Convertible debenture                                                                                  271,739

        Stock options and warrants                                                 154,898                      70,252
                                                                     ----------------------       ---------------------
 Dilutive potential common shares                                               14,822,183                  16,842,299
                                                                     ======================       =====================

 Diluted earnings per share                                          $                0.01        $               0.07
                                                                     ======================       =====================

 Excluded from  computation  of diluted  earnings per share
   Due to  antidilutive effect:
        Options and warrants to purchase common shares                           5,166,009                   5,913,581
        Weighted average exercise price                              $                1.96        $               2.02


         The convertible debenture would have had an antidilutive effect for the three months ended March 31, 1999 and therefore was excluded from the calculation.

         The Company's obligation related to the contingently issuable shares reflected in the calculation of dilutive earnings per share for the three months ended March 31, 1998, was renegotiated and settled in the second quarter of 1998 through a combination of a cash payment and issuance of an unsecured note.

4.       PURCHASE OPTION ON CRIPPLE CREEK PROPERTY

         On March 25, 1999 the Company entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement provides for payments of up to $50,000 over 24 months. The Company may exercise its option to purchase the property at any time during that period for a price of $1,500,000, less 50% of cumulative monthly option payments.

5.       PRAGUE, CZECH REPUBLIC

         In March 1999, Casino Millennium a.s. received a license for the operation of a casino in Prague, Czech Republic. Through March 31, 1999, the Company had made deposits towards the purchase of gaming equipment totaling $750,000, with approximately $750,000 remaining to be funded prior to opening. The Company has a 20-year agreement with Casino Millennium a.s. to provide casino management services for 10% of the casino's gross revenue and to provide certain gaming equipment for 45% of the casino's net profit. The opening of the hotel and casino is currently scheduled, subject to change, for the summer of 1999.

6.       EMPLOYEES' EQUITY INCENTIVE PLAN

         On February 8, 1999, the Company's Board of Directors approved the award of options on 809,000 shares of the Company's common stock under the Employees' Equity Incentive Plan. The options have an exercise price of $0.75 per share, will vest in their entirety on February 8, 2000, and have an exercise period of ten years.

7.       EVENT SUBSEQUENT TO MARCH 31, 1999

         In April 1999, the terms of an unsecured note payable to a founding shareholder were amended. The previously existing principal balance of $420,360, plus accrued interest of approximately $60,000, were combined into a new principal amount of $480,000. The Company concurrently made a principal repayment of $100,000. The remaining principal of $380,000 bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying the Company on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, in the accompanying consolidated balance sheet at March 31, 1999, $100,000 of principal is classified as a current liability and $380,000 is classified as noncurrent.

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

Results of Operations

Three Months Ended March 31, 1999 vs. 1998
Net operating revenue for the first quarter of 1999 was $5,193,238 compared with $4,345,083 for the same period in 1998, an increase of 19.5%. Casino revenue for Womacks/Legends Casino increased from $4,245,653 in 1998 to $5,086,374 in 1999. The increase in casino revenue was due to a combination of improvements in the mix of slot machine denominations and the unusually mild weather during the 1999 period. The casino's share of the Cripple Creek market was 18.9% for the first quarter of 1999 compared with 17.4% a year earlier. Womacks/Legends Casino operated 15.0% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $95 versus the Cripple Creek average of $75. Gross margin for the Company's casino activities decreased slightly to 58.3% from 59.6% a year earlier, due principally to a higher effective gaming tax rate. The difference in the effective gaming tax rate, year over year, resulted from a higher revenue base in 1999, the graduated gaming tax rate structure, and a change in the taxing authority's fiscal year which provided a one-time benefit in 1998. The Company also earned $34,244 of casino revenue in the 1998 period from a cruise ship concession agreement that expired in early 1998.

Food and beverage revenue increased 19.5% to $210,823, which was commensurate with the increase in casino revenue. The cost of food and beverage promotional allowances, which is included in casino costs, increased to $211,420 compared with $201,727 in the prior year. The increase in hotel revenue and associated costs is a result of the casino's marketing arrangement with a local hotel that commenced in late 1998.

General and administrative expense as a percentage of net operating revenue was 28.1% for the first quarter of 1999 compared with 30.7% in 1998. The decrease was primarily due to lower travel costs and no relocation costs, which were incurred in 1998 in connection with closing the Company's Colorado Springs offices.

Depreciation expense increased to $467,076 in the 1999 period from $430,963 in 1998, primarily due to the addition of new machines and ongoing improvements to Womacks/Legends Casino, while amortization of goodwill remained unchanged at $335,376 for both periods.

Other expense, net, for the first quarter of 1999 comprised $14,748 of interest income, $251,199 of interest expense, a loss of $2,540 from the disposal of fixed assets, and amortization of deferred financing costs of $32,127. Other income, net, for the first quarter of 1998 comprised $31,915 of interest income, $220,521 of interest expense, a gain of $49,436 from the disposal of fixed assets, amortization of deferred financing costs of $24,470, a gain of $550,000 from a terminated management agreement, an impairment loss of $196,022 for an equity investment in South Africa, and a writeoff of $97,850 of expiring supplier trade credits.

The income tax provision for the quarter ended March 31, 1999, was based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which comprise primarily nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax benefit of $597,000 for the three months ended March 31, 1998 consisted of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and
(b) a provision of $218,000, based upon estimated full-year income for financial reporting purposes adjusted for permanent differences, primarily nondeductible goodwill amortization.


Liquidity and Capital Resources

Cash and cash equivalents totaled $2,619,178 at March 31, 1999, and the Company had net working capital of $731,449. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $9.5 million at March 31, 1999. For the three months ended March 31, 1999, cash provided by operations was $734,252 compared with $1,224,609 in the prior-year period, with the decrease principally due to a higher current tax provision in the current year. Cash provided by investing activities of $415,016 for the first quarter of 1999 included net redemptions of short-term investments of $1,038,496, partially offset by fixed asset purchases and equipment deposits. Cash used in financing activities for the current quarter consisted of net repayments of borrowings of $668,213 and repurchases of outstanding common stock in the amount of $37,481.


On March 25, 1999 the Company entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement provides for payments of up to $50,000 over 24 months. The Company may exercise its option to purchase the property at any time during that period for a price of $1,500,000, less 50% of cumulative monthly option payments. Management believes the property has strategic value either by allowing the Company to expand its own operations or by limiting the expansion efforts of competitors.

In March 1999, Casino Millennium a.s. received a license for the operation of a casino in Prague, Czech Republic. Through March 31, 1999, the Company had made deposits towards the purchase of gaming equipment totaling $750,000, with approximately $750,000 remaining to be funded prior to opening. The Company expects to fund the remaining capital commitment through a combination of operating cash flows and existing liquidity. The Company has a 20-year agreement with Casino Millennium a.s. to provide casino management services for 10% of the casino's gross revenue and to provide certain gaming equipment for 45% of the casino's net profit. The opening of the hotel and casino is currently scheduled, subject to change, for the summer of 1999.

On April 21, 1998, the Gauteng Gambling and Betting Board (the "Board") announced the award of the remaining two gaming licenses for the province of Gauteng, South Africa, which includes the major metropolitan areas of Johannesburg and Pretoria. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022, which was included in "other expense, net" in the accompanying statement of operations for the three months ended March 31, 1998. Silverstar subsequently filed a legal action with the Supreme Court of South Africa (the "Supreme Court") challenging the decision of the Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. On March 11, 1999, the Supreme Court overturned the previous license award that had been sought by Silverstar, and remanded the licensing process for the West Rand region to the provincial government. The competing license applicant appealed the ruling, but on April 15, 1999, the Supreme Court rejected the request for leave to appeal its March ruling. This defendant may make a final request for leave to appeal with the Appeals Court, the final court of appeal. The Company's legal advisors believe that a decision by the Appeals Court to grant or to refuse final leave to appeal would then be made approximately three months thereafter. A final decision to refuse leave to appeal would allow the provincial government to redetermine its previous adjudication of the remaining license that Silverstar seeks. While there can be no certainty as to the outcome of any future adjudication regarding the award of the license, Silverstar and Century remain confident as to the merits of their application.

Management believes that the Company's working capital position at March 31, 1999, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.

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

Current Status

Since the filing of the Company's Form 10-K on March 18, 1999, the Company has received no substantial new information from third-party service providers regarding their progress towards Y2K readiness, but that their efforts are ongoing. With the exception of certain services on which the Company relies as described in the preceding two paragraphs, the Company's information at this time does not indicate that Y2K compliance issues will have a material adverse effect upon the financial condition or results of operations of the Company. The Company's incremental cost of its Y2K compliance program to date has not been significant and incremental costs to be incurred by the Company to complete its Y2K compliance program are not expected to be significant. There can be no assurance, however, that the cost of Y2K compliance might not become material as the Company's study progresses and more information becomes available.


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

Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibit is filed herewith:

         10.79 Casino Services Agreement dated January 4, 1999 by and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s.

         10.80 Option to Purchase Real Property dated March 25, 1999, by and between Robert J. Elliott and WMCK Venture Corp.

         10.81 Letter Amendment to Note Agreement dated April 1, 1999, by and between Century Casinos, Inc. and Thomas Graf

         27       Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  * * * * * * *

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Brad Dobski
---------------------------
Brad Dobski
Vice President - Finance,
  Chief Accounting Officer
  and duly authorized officer

Date: May 10, 1999