Form 10QSB
period 1999-06-30
CENTURY CASINOS INC
filed 1999-08-10
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999. _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________
 .

               Commission  file  number      0-22290
                                            --------

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

                   200-220  E.  Bennett  Ave., Cripple Creek, Colorado 80813
                   ---------------------------------------------------------

                            (Address  of  principal  executive offices)

                              (719)  689-9100
                              ---------------
                              (Phone  Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      -----
   Number of shares of common stock, $.01 par value, outstanding as of August 5,
                                      1999:
                                   14,659,785


CENTURY  CASINOS,  INC.
FORM  10-QSB
INDEX

                                                                                         Page Number
                                                                                         ------------
PART I.   .  FINANCIAL INFORMATION

Item 1. . .  Financial Statements (unaudited)
             Consolidated Balance Sheet as of  June 30, 1999 . . .                              3
             Consolidated Statements of Operations for the Three
             Months Ended June 30, 1999 and 1998 . . . . . . . . .                              4
             Consolidated Statements of Operations for the Six
             Months Ended June 30, 1999 and 1998 . . . . . . . . .                              5
             Consolidated Statements of Comprehensive Income for
             the Three and Six Months Ended June 30, 1999 and 1998                              6
             Consolidated Condensed Statements of Cash Flows for
             the Six Months Ended June 30, 1999 and 1998 . . . . .                              7
             Notes to Consolidated Financial Statements. . . . . .                              8
Item 2. .    Management's Discussion and Analysis                                              12

PART II .  . OTHER INFORMATION                                                                 16

    SIGNATURES. . . . . . . . . . . . . . . . . . . . . .                                      16

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
-----------------------------------------

                                                                      June 30, 1999
                                                                      ---------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $    2,011,348
Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .         909,618
                                                                     ---------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       2,920,966

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . .      18,216,459

GOODWILL, NET. . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,586,378

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,684,559
                                                                      ---------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   33,408,362
                                                                      ===============

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt . . . . . . . . . . . . . . .  $      291,401
 Accounts payable and accrued expenses . . . . . . . . . . . . . . .       1,932,680
                                                                      ---------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .       2,224,081

LONG-TERM DEBT, LESS CURRENT PORTION . . . . . . . . . . . . . . . .      11,639,755

SHAREHOLDERS' EQUITY:
    Preferred stock; $.01 par value; 20,000,000 shares
       Authorized; no shares issued or outstanding
 Common stock; $.01 par value; 50,000,000 shares authorized;
     15,861,885 shares issued; 14,659,785 shares outstanding . . . .         158,619
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      23,326,020
 Accumulated other comprehensive loss - foreign currency translation         (45,108)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .      (2,620,685)
                                                                      ---------------
                                                                          20,818,846
Treasury stock - 1,202,100 shares, at cost . . . . . . . . . . . . .      (1,274,320)
                                                                      ---------------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .      19,544,526
                                                                      ---------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   33,408,362
                                                                      ===============

          See  notes  to  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
-----------------------------------------------------


                                                           For the Three Months Ended June 30,
                                                           -----------------------------------
                                                                     1999        1998
                                                                -----------  -----------

OPERATING REVENUE:
Casino. . . . . . . . . . . . . . . .                            $5,412,492   $4,774,000
Food and beverage . . . . . . . . . .                               209,143      220,483
Hotel . . . . . . . . . . . . . . . .                                39,625       12,808
Other . . . . . . . . . . . . . . . .                                37,189       18,747
                                                                ------------  -----------
                                                                  5,698,449    5,026,038
Less promotional allowances . . . . .                              (146,413)    (174,862)
                                                                ------------  -----------
           Net operating revenue. . .                             5,552,036    4,851,176
                                                                ------------  -----------


OPERATING COSTS AND EXPENSES:
Casino. . . . . . . . . . . . . . . .                             2,260,753    1,858,926
Food and beverage . . . . . . . . . .                               124,071       81,151
Hotel                                                                53,068        6,585
General and administrative . . . . . . . . . . .                  1,495,976    1,336,405
Depreciation and amortization . . . .                               796,614      750,906
                                                                ------------  -----------

   Total operating costs and expenses                             4,730,482    4,033,973
                                                                ------------  -----------

INCOME FROM OPERATIONS. . . . . . . .                               821,554      817,203
Other expense, net. . . . . . . . . .                              (305,902)    (232,116)
                                                                ------------  -----------
INCOME BEFORE INCOME TAXES. . . . . .                               515,652      585,087
Provision for income taxes. . . . . .                               244,000      304,000
                                                                ------------  -----------
NET INCOME. . . . . . . . . . . . . .                           $   271,652   $  281,087
                                                                ============  ===========


EARNINGS PER SHARE:
Basic . . . . . . . . . . . . . . . .                           $      0.02   $     0.02
                                                                ============  ===========
Diluted . . . . . . . . . . . . . . .                           $      0.02   $     0.02
                                                                ============  ===========


          See  notes  to  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
-----------------------------------------------------


                                                             For the Six Months Ended June 30,
                                                            -----------------------------------
                                                                1999             1998
                                                              --------------  -----------

OPERATING REVENUE:
Casino . . . . . . . . . . . . . . . .                         $10,498,866   $9,053,897
Food and beverage. . . . . . . . . . .                             419,966      396,961
Hotel. . . . . . . . . . . . . . . . .                              77,736       24,685
Other. . . . . . . . . . . . . . . . .                              55,039       44,177
                                                              --------------  -----------
                                                                11,051,607    9,519,720
Less promotional allowances. . . . . .                            (306,333)    (323,461)
                                                              --------------  -----------
           Net operating revenue . . .                          10,745,274    9,196,259
                                                              --------------  -----------

OPERATING COSTS AND EXPENSES:
Casino . . . . . . . . . . . . . . . .                           4,384,025    3,587,299
Food and beverage. . . . . . . . . . .                             237,648      154,534
Hotel. . . . . . . . . . . . . . . . .                             103,315       14,013
General and administrative . . . . . .                           2,956,009    2,672,129
Depreciation and amortization. . . . .                           1,599,066    1,517,245
                                                              --------------  -----------

   Total operating costs and expenses.                           9,280,063    7,945,220
                                                              --------------  -----------

INCOME FROM OPERATIONS . . . . . . . .                           1,465,211    1,251,039
Other expense, net . . . . . . . . . .                            (577,020)    (139,628)
                                                              --------------  -----------
INCOME BEFORE INCOME TAXES . . . . . .                             888,191    1,111,411
Provision for income taxes (benefit)                               427,000     (293,000)
                                                              --------------  -----------


 NET INCOME . . . . . . . . . . . . . .                         $  461,191   $ 1,404,411

                                                                ==========    ===========

EARNINGS PER SHARE:
Basic. . . . . . . . . . . . . . . . .                          $     0.03   $     0.09
                                                                ==========    ===========
Diluted. . . . . . . . . . . . . . . .                          $     0.03   $     0.09
                                                                ==========    ===========


          See  notes  to  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
----------------------------------------------------------------


                                                            For the Three Months Ended June 30,
                                                            -----------------------------------
                                                                      1999             1998
                                                                   --------------  -----------


NET INCOME . . . . . . . . . . . . . . .                           $   271,652   $  281,087
Foreign currency translation adjustments                               (19,125)       2,179
                                                                  -------------  -----------
COMPREHENSIVE INCOME . . . . . . . . . .                           $   252,527   $  283,266
                                                                 ==============  ===========



                                                               For the Six Months Ended June 30,
                                                            -----------------------------------
                                                                     1999             1998
                                                                  --------------  -----------


NET INCOME . . . . . . . . . . . . . . .                           $   461,191   $1,404,411
Foreign currency translation adjustments                               (29,800)     (10,888)
                                                                   -------------  -----------
COMPREHENSIVE INCOME . . . . . . . . . .                           $   431,391   $1,393,523
                                                                   =============  ===========




     See  notes  to  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------


                                                                       For the Six Months Ended June 30,
                                                                     -----------------------------------
                                                                             1999            1998
                                                                          -----------  ------------

Cash provided by operations. . . . . . . . . . .                        $  1,364,277   $ 2,003,573
                                                                        ------------    -----------


Cash used in investing activities. . . . . . . .                            (372,096)   (5,375,250)
                                                                        -------------   -----------

Cash provided by (used in) financing activities.                          (1,156,437)    1,857,347
                                                                        ------------    -----------

Decrease in cash and cash equivalents
                                                                            (164,256)   (1,514,330)

Cash and cash equivalents at beginning of period                           2,175,604     4,227,978
                                                                         -----------    -----------
Cash and cash equivalents at end of period . . .                        $  2,011,348   $ 2,713,648
                                                                        =============  ============




     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
Interest  paid  by the Company was $359,611 and $474,411 for the six months ended June 30, 1999 and
1998.
Income  taxes paid by the Company were $492,000 and $324,489 for the six months ended June 30, 1999 and  1998.


          See  notes  to  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
-----------------------------------------------------------

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

2.     INCOME  TAXES
     The income tax provisions for the three and six months ended June 30, 1999, and for the three months ended June 30, 1998, are based on estimated full-year income for financial reporting purposes adjusted for permanent book-tax differences, comprising primarily nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax benefit of $293,000 for the six months ended June 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $522,000, based on estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization.

3.     EARNINGS  PER  SHARE
     Basic and diluted earnings per share for the three months ended June 30, 1999 and 1998 were computed as follows:





                                                                               For the Three Months Ended June 30,
                                                                              ------------------------------------
                                                                                             1999          1998
                                                                                       --------------  -----------

Basic Earnings Per Share:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .                           $   271,652  $   281,087
                                                                                          ===========   ==========
Weighted average common shares. . . . . . . . . . . . . . . . .                            14,659,785   15,343,583
                                                                                          ===========   ==========
Basic earnings per share. . . . . . . . . . . . . . . . . . . .                           $      0.02  $      0.02
                                                                                          ===========   ==========

Diluted Earnings Per Share:
Net income, as reported . . . . . . . . . . . . . . . . . . . .                           $   271,652  $   281,087

Interest expense, net of income taxes, on convertible debenture                                              8,412
                                                                                          -----------  -----------
Net income available to common shareholders . . . . . . . . . .                           $   271,652  $   289,499
                                                                                          ===========   ==========

Weighted average common shares. . . . . . . . . . . . . . . . .                            14,659,785   15,343,583
Effect of dilutive securities:

Convertible debenture
                                                                                                           271,739
Stock options and warrants. . . . . . . . . . . . . . . . . . .                               276,504       80,583
                                                                                          -----------   ----------
Dilutive potential common shares. . . . . . . . . . . . . . . .                            14,936,289   15,695,905
                                                                                          ===========   ==========
Diluted earnings per share. . . . . . . . . . . . . . . . . . .                           $      0.02  $      0.02
                                                                                          ===========   ==========

Excluded from computation of diluted earnings per share
    due to antidilutive effect:
Options and warrants to purchase common shares. . . . . . . . .                             3,977,400    5,607,281
Weighted average exercise price . . . . . . . . . . . . . . . .                           $      1.90  $      2.03

Basic and diluted earnings per share for the six months ended June 30, 1999 and 1998 were computed as follows:



                                                                                For the Six Months Ended June 30,
                                                                               ----------------------------------
                                                                                             1999        1998
                                                                                        -----------  -----------

Basic Earnings Per Share:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .                         $   461,191  $ 1,404,411
                                                                                        ===========   ==========
Weighted average common shares. . . . . . . . . . . . . . . . .                          14,663,535   15,566,798
                                                                                        ===========   ==========
Basic earnings per share. . . . . . . . . . . . . . . . . . . .                         $      0.03  $      0.09
                                                                                        ===========   ==========

Diluted Earnings Per Share:
Net income, as reported . . . . . . . . . . . . . . . . . . . .                         $   461,191  $ 1,404,411

Interest expense, net of income taxes, on convertible debenture                                           16,824
                                                                                        -----------  -----------
Net income available to common shareholders . . . . . . . . . .                         $   461,191  $ 1,421,235
                                                                                        ===========   ==========

Weighted average common shares. . . . . . . . . . . . . . . . .                          14,663,535   15,566,798
Effect of dilutive securities:

Convertible debenture
                                                                                                         271,739
Stock options and warrants. . . . . . . . . . . . . . . . . . .                             219,909       75,526
                                                                                         ----------  -----------
Dilutive potential common shares. . . . . . . . . . . . . . . .                          14,883,444   15,914,063
                                                                                        ===========   ==========
Diluted earnings per share. . . . . . . . . . . . . . . . . . .                         $      0.03  $      0.09
                                                                                        ===========   ==========

Excluded from computation of diluted earnings per share
    due to antidilutive effect:
Options and warrants to purchase common shares. . . . . . . . .                           4,048,828    5,607,281
Weighted average exercise price . . . . . . . . . . . . . . . .                         $      1.89  $      2.03

The convertible debenture would have had an antidilutive effect for the three months and six months ended June 30, 1999 and therefore was excluded from the calculation.

4.     PRAGUE,  CZECH  REPUBLIC
     On July 7, 1999, Casino Millennium a.s. opened its casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company has a 20-year agreement with Casino Millennium a.s. to provide casino management services for 10% of the casino's gross revenue and to provide certain gaming equipment for 45% of the casino's net profit. Through June 30, 1999, the Company had made deposits towards the purchase of gaming equipment totaling $1,140,000, with approximately $360,000 remaining to be funded.

5.     NOTE  PAYABLE  TO  FOUNDING  SHAREHOLDER
In April 1999, the terms of an unsecured note payable to a founding shareholder were amended. The previously existing principal balance of $420,360, plus accrued interest of approximately $60,000, were combined into a new principal amount of $480,000. The Company concurrently made a principal repayment of $100,000. The remaining principal of $380,000 bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying the Company on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004.

6.     EVENT  SUBSEQUENT  TO  JUNE  30,  1999
On July 14, 1999, the Company received a payment from Hollywood Park, Inc. in the amount of $1,040,000, which will be recognized as income in the third quarter of 1999. The payment was received in accordance with the terms of the Company's sale in 1995 of its interest in Pinnacle Gaming Development Corporation, an applicant for an Indiana riverboat gaming license. The payment was triggered by Hollywood Park's formal groundbreaking on the project. Upon opening of the project, the Company is entitled to payments of $32,000 per month for the first 60 months of the casino's operation; alternatively, the Company may elect to receive (or Hollywood Park may elect to prepay) the monthly installment payments in the aggregate discounted amount of $1,453,000. Opening of the riverboat casino is expected in the second half of 2000.

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

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  1999  VS.  1998
----------------------------------------------

Net operating revenue for the first half of 1999 was $10,745,274 compared with $9,196,259 for the same period in 1998, an increase of 16.8%. Casino revenue for Womacks/Legends Casino increased from $9,053,897 in 1998 to $10,498,866 in 1999, or 16.0%. The increase was due to continuing efforts to optimize all operational aspects of the casino. The casino's share of the Cripple Creek market was 18.4% for the first half of 1999 compared with 16.7% a year earlier, as the casino's revenue has grown at a faster rate than the Cripple Creek market. Womacks/Legends Casino operated 14.7% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $95 versus the Cripple Creek average of $76. Gross margin for the Company's casino activities decreased slightly to 58.2% from 60.4% a year earlier, due principally to a higher effective gaming tax rate. The difference in the effective gaming tax rate, year over year, resulted from a higher revenue base in 1999, the graduated gaming tax rate structure, and a change in the taxing authority's fiscal year which provided a one-time benefit in 1998.

In June 1999, the Colorado Limited Gaming Control Commission (the "Commission") approved changes to the tax rates applicable to gross gaming revenue for the fiscal year ending June 30, 2000. The new rate structure will reduce the gaming tax burden for casinos. For the gaming tax fiscal year ended June 30, 1999, the Company incurred gaming taxes of approximately $2,450,000. Had the new gaming tax rates been in effect during the same period, gaming taxes would have been approximately $1,400,000. The Commission also rescinded the annual device fee of $75 per gaming machine, which the Company expects to result in a savings of over $40,000 on an annual basis. The tax relief afforded by these changes will enable the Company, at its discretion, to make additional investments and other improvements to Womacks/Legends Casino that could contribute to improving the infrastructure of the market, creating new employment, solidifying existing employment, and further strengthening Womacks/Legends Casino's position in the Cripple Creek market.

Food and beverage revenue increased by 5.8% to $419,966 in the first half of 1999. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $421,280 compared with $449,187 in the prior year as a result in a decrease in the level of promotional allowances given to customers. The increase in hotel revenue and associated costs is a result of the casino's marketing arrangement with a local hotel that commenced in late 1998.

General and administrative expense as a percentage of net operating revenue was 27.5% for the first half of 1999 compared with 29.1% in 1998. This decrease was mostly due to lower travel costs.

Depreciation expense increased to $928,314 in the 1999 period from $846,493 in 1998, primarily due to the addition of new machines and ongoing improvements to Womacks/Legends Casino, while amortization of goodwill remained unchanged at $670,752 for both periods.

Other expense, net, for the first half of 1999 comprised $20,258 of interest income, $530,086 of interest expense, a loss of $2,937 from the disposal of fixed assets, and amortization of deferred financing costs of $64,255. Other income, net, for the second quarter of 1998 comprised $60,789 of interest income, $454,236 of interest expense, a gain of $46,842 from the disposal of fixed assets, a gain of $550,000 from a terminated management agreement, an impairment loss of $196,022 for an investment in South Africa, amortization of deferred financing costs of $49,151, and a writeoff of $97,850 of expired supplier trade credits.

The income tax provision for the six months ended June 30, 1999, is based on estimated full-year income for financial reporting purposes adjusted for permanent book-tax differences, comprising primarily nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax benefit of $293,000 for the six months ended June 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $522,000, based on estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents totaled $2,011,348 at June 30, 1999, and the Company had net working capital of $696,885. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $9.2 million at June 30, 1999. For the six months ended June 30, 1999, cash provided by operations was $1,364,277 compared with $2,003,573 in the prior-year period, with the decrease principally due to a higher current tax provision in the current year. Cash used in investing activities of $372,096 for the six months ended June 30, 1999, included fixed asset purchases and equipment deposits of $1,415,222, partially offset by net redemptions of short-term investments of $1,038,496. Cash used in financing activities for the first half of 1999 included net repayments of borrowings of $1,120,403.

On July 7, 1999, Casino Millennium a.s. opened its casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company has a 20-year agreement with Casino Millennium a.s. to provide casino management services for 10% of the casino's gross revenue and to provide certain gaming equipment for 45% of the casino's net profit. Through June 30, 1999, the Company had made deposits towards the purchase of gaming equipment totaling $1,140,000, with approximately $360,000 remaining to be funded. The Company expects to fund the remaining capital commitment through a combination of operating cash flows and existing liquidity.

On  April  21,  1998,  the  Gauteng  Gambling  and  Betting  Board (the "Board")
announced the award of the remaining two gaming licenses for the province of Gauteng, South Africa, which includes the major metropolitan areas of Johannesburg and Pretoria. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022, which was included in "other expense, net" in the accompanying statement of operations for the three months ended June 30, 1998. Silverstar subsequently filed a legal action with the High Court of South Africa (the "High Court") challenging the decision of the Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. On March 11, 1999, the High Court overturned the previous license award that had been sought by Silverstar, and remanded the licensing process for the West Rand region to the provincial government. The competing license applicant appealed the ruling, but on April 15, 1999, the High Court rejected the request for leave to appeal its March ruling. This defendant also made no request for leave to appeal with the Appeals Court, the final court of appeal. On June 9, 1999, the Executive Council of the provincial government resolved not to concur with the Board's recommendation of the competing applicant. On July 26, 1999, the competing applicant instituted action in the High Court seeking to overturn this decision of the Executive Council. No date has yet been set for a hearing in the High Court of the competing applicant's complaint. While there can be no certainty as to the outcome of this action in the High Court or any future adjudication regarding the award of the license, Silverstar and Century remain confident as to the merits of their application.

Management believes that the Company's working capital position at June 30, 1999, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.

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

Computerized  Systems  and  Components
--------------------------------------

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

Non-IT-Dependent  Systems  and  Equipment
-----------------------------------------

The Company uses in its business certain systems and equipment that contain embedded technology ("non-IT dependent systems") such as electronic gaming devices, security and surveillance equipment, copiers and fax machines, alarm systems and voicemail systems, among others. The most significant of these to the Company's operations are electronic gaming devices, from which the Company derives in excess of 95% of its net operating revenue. Based on written responses from its vendors, the Company believes that substantially all of the electronic gaming devices presently being used in the Company's operations are Y2K compliant. The Company has tested its security and surveillance systems internally and determined that they are Y2K compliant. The remaining non-IT-dependent systems and equipment are not considered critical to the Company's operations. Through its own evaluation or contact with the appropriate vendors, the Company has determined that the majority of these remaining systems and equipment are Y2K compliant. Management believes that non-IT-dependent systems and equipment that have not yet been fully evaluated for Y2K compliance would not have a material adverse effect on the Company's operations in the event of Y2K noncompliance.

Third-Party  Service  Providers
-------------------------------

The Company has identified and contacted certain primary service providers, including its banks and payroll processor, to determine whether their potential Y2K problems could have a material adverse effect on the Company. The Company relies on its banks principally to fund expansion of operations, provide working capital, and to process transactions. The failure of the Company's banks to provide these services would likely have a material adverse effect on the Company's day-to-day operations. The Company's banks have indicated that, as of June 30, 1999, they had substantially completed testing their systems for Y2K compliance, including testing of contingency plans. The Company's payroll processor has indicated that it is fully Y2K compliant. Based upon the information received from these service providers, the Company does not intend to develop its own contingency plans for these activities.

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

Current  Status
---------------

With the exception of certain services on which the Company relies as described in the preceding paragraph, the Company's information at this time does not indicate that Y2K compliance issues will have a material adverse effect upon the financial condition or results of operations of the Company. The Company's incremental cost of its Y2K compliance program to date has not been significant and incremental costs to be incurred by the Company to complete its Y2K compliance program are not expected to be significant. There can be no assurance, however, that the cost of Y2K compliance might not become material as the Company's study progresses and more information becomes available.


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

Item  6.  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  -  The  following  exhibits  are  filed  herewith:

10.82 Master Lease Agreement dated January 4, 1999 by and between Casino Millennium a.s. and Century Management und Beteiligungs GmbH

27        Financial  Data  Schedule

(b)     Reports  on  Form  8-K:

No  reports  on  Form  8-K  were  filed  during the quarter ended June 30, 1999.

                                  * * * * * * *


SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Norbert  Teufelberger
___________________________
Norbert  Teufelberger
Chief  Financial  Officer  and  duly  authorized  officer
Date:  August  10,  1999