Form 10QSB
period 1999-09-30
CENTURY CASINOS INC
filed 1999-11-12
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
        ENDED  SEPTEMBER 30, 1999.
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ____________  TO ___________
 .

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

             200-220 E. Bennett Ave., Cripple Creek, Colorado 80813
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 689-9100
                                 ---------------
                                 (Phone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    -----  -----
Number of shares of common stock, $.01 par value, outstanding as of
 November 5, 1999:                 14,573,985

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                    Page Number
                                                                    -----------
PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements  (unaudited)
            Consolidated Balance Sheet as of September 30, 1999           3
            Consolidated Statements of Operations for the Three           4
            Months Ended September 30, 1999 and 1998
            Consolidated Statements of Operations for the Nine            5
            Months Ended September 30, 1999 and 1998
            Consolidated Statements of Comprehensive Income for           6
            the Three and Nine Months Ended September 30, 1999
            and 1998
            Consolidated Condensed Statements  of Cash Flows for          7
            the Nine Months Ended September 30, 1999 and 1998
            Notes to Consolidated Financial Statements                    8
Item 2.     Management's Discussion and Analysis                         12

PART II     OTHER INFORMATION                                            16

            SIGNATURES                                                   17

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
-----------------------------------------

                                                             September 30, 1999
                                                             ------------------
ASSETS

CURRENT  ASSETS:
  Cash and cash equivalents                                 $        3,341,776
  Prepaid expenses and other                                         1,323,493
                                                            -------------------
    Total current assets                                             4,665,269

PROPERTY AND EQUIPMENT, NET                                         19,196,494

GOODWILL, NET                                                       10,251,002

OTHER ASSETS                                                           622,134
                                                            -------------------
TOTAL                                                       $       34,734,899
                                                             ==================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES:
  Current portion of long-term debt                         $          183,165
  Accounts payable and accrued expenses                              3,053,062
                                                            -------------------
    Total current liabilities                                        3,236,227

LONG-TERM DEBT, LESS CURRENT PORTION                                10,565,472

SHAREHOLDERS'  EQUITY:
  Preferred  stock;  $.01  par  value;  20,000,000  shares
   Authorized;  no  shares  issued  or  outstanding
  Common  stock;  $.01  par  value;  50,000,000  shares  authorized;
   15,861,885 shares issued; 14,588,785 shares outstanding             158,619
  Additional paid-in capital                                        23,329,189
  Accumulated other comprehensive
   loss - foreign currency translation                                 (41,226)
  Accumulated deficit                                               (1,164,709)
                                                            -------------------
                                                                    22,281,873
  Treasury stock - 1,273,100 shares, at cost                        (1,348,673)
                                                            -------------------
   Total shareholders' equity                                       20,933,200
                                                            -------------------
TOTAL                                                       $       34,734,899
                                                            ===================

See  notes  to  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
------------------------------------------------------------------------------

                                      For the Three Months Ended September 30,
                                      ----------------------------------------
                                                     1999              1998
                                                     ----              ----

OPERATING  REVENUE:
  Casino                                      $  6,435,965       $  5,192,797
  Food and beverage                                281,116            265,117
  Hotel                                             54,967             14,314
  Other                                            111,190             56,758
                                              -------------      ------------
                                                 6,883,238          5,528,986
  Less promotional allowances                     (178,515)          (172,609)
                                              -------------      ------------
    Net operating revenue                        6,704,723          5,356,377
                                              -------------      ------------

OPERATING  COSTS  AND  EXPENSES:
  Casino                                         2,221,757          2,125,148
  Food and beverage                                160,107            173,742
  Hotel                                             49,274              7,171
  General and administrative                     1,654,924          1,521,415
  Depreciation and amortization                    848,382            728,153
                                              -------------       -----------
    Total operating costs and expenses           4,934,444          4,555,629
                                              -------------       -----------

INCOME FROM OPERATIONS                           1,770,279            800,748
Other income, net                                  764,697            135,723
                                              -------------       -----------
INCOME BEFORE INCOME TAXES                       2,534,976            936,471
  Provision for income taxes                     1,079,000            391,000
                                              -------------       -----------
NET INCOME                                    $  1,455,976        $   545,471
                                              =============       ===========

EARNINGS  PER  SHARE:
  Basic                                       $       0.10        $      0.04
                                              =============       ===========
  Diluted                                     $       0.10        $      0.04
                                              =============       ===========

          See  notes  to  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
-----------------------------------------------------

                                      For the Nine Months Ended September 30,
                                      ---------------------------------------
                                                     1999             1998
                                                     ----              ----


OPERATING  REVENUE:
  Casino                                     $  16,934,831      $  14,246,694
  Food and beverage                                701,082            662,078
  Hotel                                            132,703             38,999
  Other                                            166,229            100,935
                                             --------------     -------------
                                                17,934,845         15,048,706
  Less promotional allowances                     (484,848)          (496,070)
                                             --------------     -------------
    Net operating revenue                       17,449,997         14,552,636
                                             --------------     -------------

OPERATING  COSTS  AND  EXPENSES:
  Casino                                         6,605,782          5,712,447
  Food and beverage                                397,755            328,276
  Hotel                                            152,589             21,184
  General and administrative                     4,610,933          4,193,544
  Depreciation and amortization                  2,447,448          2,245,398
                                             --------------     -------------

    Total operating costs and expenses          14,214,507         12,500,849
                                             --------------     -------------
INCOME FROM OPERATIONS                           3,235,490          2,051,787
  Other income (expense), net                      187,677             (3,905)
                                             --------------     -------------
INCOME BEFORE INCOME TAXES                       3,423,167          2,047,882
  Provision  for  income  taxes                  1,506,000             98,000
                                             --------------     -------------
NET  INCOME                                  $   1,917,167      $   1,949,882
                                             ==============     =============

EARNINGS  PER  SHARE:
  Basic                                      $        0.13      $        0.13
                                             =============      =============
  Diluted                                    $        0.13      $        0.13
                                             =============      =============

          See  notes  to  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
----------------------------------------------------------------

                                      For the Three Months Ended September 30,
                                      ----------------------------------------
                                               1999                1998
                                               ----                ----

NET INCOME                                  $   1,455,976      $   545,471
Foreign currency translation adjustments            3,882           28,616
                                            -------------      -----------
COMPREHENSIVE INCOME                        $   1,459,858      $   574,087
                                            =============      ===========


                                      For the Nine Months Ended September 30,
                                      ---------------------------------------
                                              1999                1998
                                              ----                ----

NET INCOME                                  $   1,917,167     $   1,949,882
Foreign currency translation adjustments          (25,918)           17,728
                                            -------------     -------------
COMPREHENSIVE INCOME                        $   1,891,249     $   1,967,610
                                            =============     =============

     See  notes  to  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------

                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                                    1999                1998
                                                    ----                ----


Cash provided by operating activities           $  3,346,457       $  3,804,414
                                                -------------       -----------
Cash provided by (used in) investing activities     233,024          (4,787,566)
                                                -------------       -----------
Cash provided by (used in) financing activities   (2,413,309)           178,021
                                                -------------       -----------
Increase  (decrease)  in  cash  and
  cash  equivalents                                1,166,172           (805,131)
Cash and cash equivalents at beginning of period   2,175,604          4,227,978
                                                -------------       -----------
Cash and cash equivalents at end of period      $  3,341,776       $  3,422,847
                                                =============       ===========

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
 Interest paid by the Company was $695,860 and $729,901 for the nine months ended September  30,  1999  and  1998.
 Income taxes paid by the Company were $736,000 and $443,591 for the nine months ended September 30, 1999 and 1998.

          See  notes  to  consolidated  financial  statements.

ENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
-----------------------------------------------------------

1.DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, manage a hotel casino in Prague, Czech Republic, and are pursuing a number of additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino.

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

2.  INCOME  TAXES
The income tax provisions for the three and nine months ended September 30, 1999, and for the three months ended September 30, 1998, are based on estimated full-year income for financial reporting purposes adjusted for permanent book-tax differences, comprising primarily nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax provision of $98,000 for the nine months ended September 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $913,000, based on estimated full-year income for financial reporting purposes adjusted for nondeductible goodwill amortization.

3.   EARNINGS  PER  SHARE
Basic and diluted earnings per share for the three months ended September 30, 1999 and 1998 were computed as follows:

                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                                1999                     1998
                                                ----                     ----


Basic  Earnings  Per  Share:
 Net income                               $  1,455,976             $    545,171
                                           ===========             ============
 Weighted average common shares             14,649,752               15,187,135
                                           ===========             ============
 Basic earnings per share                 $       0.10             $       0.04
                                           ===========             ============


Diluted  Earnings  Per  Share:
 Net income, as reported                  $  1,455,976             $    545,471
   Interest  expense,  net  of  income
   taxes,  on  convertible  debenture            8,321                    8,412
                                          ------------             ------------
Net income available to common
 Shareholders                             $  1,464,297             $    553,883
                                          ============             ============

 Weighted average common shares             14,649,752               15,187,135
  Effect  of  dilutive  securities:
     Convertible  debenture                    271,739                  271,739
     Stock options and warrants                174,748                   60,864
                                          ------------             ------------
 Dilutive potential common shares           15,096,239               15,519,738
                                          ============             ============
 Diluted earnings per share               $       0.10             $       0.04
                                          ============             ============
 Excluded  from  computation  of
  diluted  earnings  per  share
  due  to  antidilutive  effect:
    Options and warrants to purchase
    common shares                            3,774,928                5,607,281
    Weighted average exercise price       $       1.92             $       2.03

Basic and diluted earnings per share for the nine months ended September 30, 1999 and 1998 were computed as follows:

                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                  1999                  1998
                                                  ----                  ----


Basic  Earnings  Per  Share:
  Net income                                $  1,917,167           $  1,949,882
                                            ============           ============
  Weighted average common shares              14,658,941             15,440,244
                                            ============           ============
  Basic earnings per share                  $       0.13           $       0.13
                                            ============           ============

Diluted  Earnings  Per  Share:
  Net income, as reported                   $  1,917,167           $  1,949,882
   Interest  expense,  net  of  income
   taxes,  on  convertible  debenture             24,962                 24,962
                                            ------------           ------------
  Net income available to common
  shareholders                              $  1,942,129              1,974,844
                                            ============           ============
  Weighted average common shares              14,658,941             15,440,244
   Effect  of  dilutive  securities:
     Convertible  debenture                      271,739                271,739
     Stock options and warrants                  172,406                 69,988
                                            ------------           ------------
Dilutive potential common shares              15,103,086             15,781,971
                                            ============           ============
Diluted earnings per share                  $       0.13           $       0.13
                                            ============           ============
Excluded  from  computation  of
  diluted  earnings  per  share
  due  to  antidilutive  effect:
    Options and warrants to
    purchase common shares                    3,774,928               5,678,709
    Weighted average exercise price         $      1.92          $         2.01

4.     PRAGUE,  CZECH  REPUBLIC
On July 7, 1999, Casino Millennium a.s. opened its casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company has a 20-year agreement with Casino Millennium to provide casino management services for 10% of the casino's gross revenue. The agreement required the Company to provide certain gaming equipment, which the Company leases to Casino Millennium for 45% of the casino's net profit. Through September 30, 1999, the Company had expended approximately $1,140,000 for the purchase of the gaming equipment, with an additional $360,000 remaining to be funded.

5.     NOTE  PAYABLE  TO  FOUNDING  SHAREHOLDER
In April 1999, the terms of an unsecured note payable to a founding shareholder were amended. The previously existing principal balance of $420,360 and accrued interest of approximately $60,000 were combined into a new principal amount of $480,000. The Company concurrently made a principal repayment of $100,000. The remaining principal of $380,000 bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive a portion of or all unpaid principal by notifying the Company on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004.

6.     OTHER  INCOME
In July 1999, the Company received a payment from Hollywood Park, Inc. in the amount of $1,040,000, which was recognized as income in the third quarter of 1999. The payment was received in accordance with the terms of the Company's sale in 1995 of its interest in Pinnacle Gaming Development Corporation, an applicant for an Indiana riverboat gaming license. The payment was triggered by Hollywood Park's formal groundbreaking on the project. Upon opening of the project, the Company is entitled to payments of $32,000 per month for the first 60 months of the casino's operation; alternatively, the Company may elect to receive (or Hollywood Park may elect to prepay) an aggregate discounted amount of $1,453,000 in lieu of the monthly installments. While the Company believes that Hollywood Park intends to complete the project, there can be no assurance that Hollywood Park will do so, or, if the project is completed, when the additional payments will be earned and received by the Company; accordingly, any future payments to the Company will be recognized as income when earned. Opening of the riverboat casino is expected in the second half of 2000.

7.     AGREEMENT  WITH  FORMER  OFFICER/DIRECTOR
In October 1999, in connection with the termination of an officer/director's employment, the Company entered into a noncompete agreement with the former officer/director with a term through March 31, 2001 for consideration of twelve monthly payments of $14,000 beginning January 2000. The area covered by the noncompetition agreement includes any geographical area in which the Company is present. The Company will reflect the future monthly payments as expense over the term of the noncompetition agreement. The agreement also provides for limited consulting services to be performed by the former officer/director during 2000.

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

RESULTS  OF  OPERATIONS

NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  VS.  1998
----------------------------------------------------
Net operating revenue for the first nine months of 1999 was $17,449,997 compared with $14,552,636 for the same period in 1998, an increase of 19.9%. Casino revenue for Womacks/Legends Casino, included in net operating revenue for such periods, increased to $16,934,831 in 1999 from $14,212,450 in 1998, or 19.2%.
The increase was due to continuing efforts to optimize all operational aspects of the casino. The casino's share of the Cripple Creek market was 18.3% for the first nine months of 1999 compared with 16.6% a year earlier, as the casino's revenue has grown at a faster rate than the Cripple Creek market. Womacks/Legends Casino operated 14.5% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $102 versus the Cripple Creek average of $81. Gross margin for the Company's casino activities increased slightly to 61.0% from 59.9% a year earlier, due principally to improved casino operating efficiencies, partially offset by an overall increase in gaming taxes. During the first nine months of 1999, the increase in the effective gaming tax rate, compared to the first nine months of 1998, resulted from a higher revenue base in 1999, the graduated gaming tax rate structure, and a change in the taxing authority's fiscal year which provided a one-time benefit in 1998. The overall increase in taxes during the current year was less than it otherwise would have been as the Company began realizing the benefit of the reduced gaming tax rates which became effective July 1, 1999, as discussed in the following paragraph.

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

Food and beverage revenue increased by 5.9% to $701,082 in the first nine months of 1999. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $627,160 compared with $660,102 in the prior year as a result in a decrease in the level of promotional allowances given to customers. The increase in hotel revenue and associated costs is a result of the casino's marketing arrangement with a local hotel that commenced in late 1998 and continued through September 1999.

General and administrative expense as a percentage of net operating revenue was 26.4% for the first nine months of 1999 compared with 28.8% in 1998. This decrease was mostly due to lower expenses for legal and professional fees, parking rent, office relocation and workers' compensation insurance.

Depreciation expense increased to $1,441,320 in the first nine months of 1999 from $1,239,270 in 1998, primarily due to the addition of new machines and ongoing improvements to Womacks/Legends Casino, while amortization of goodwill remained unchanged at $1,006,128 for both periods.

Other income, net, for the first nine months of 1999 comprised $29,290 of interest income, $775,727 of interest expense, a loss of $9,504 from the disposal of fixed assets, amortization of deferred financing costs of $96,382, and income of $1,040,000 from a payment received relating to the Company's economic interest in a riverboat gaming application in Indiana. Other expense, net, for the first nine months of 1998 comprised $81,429 of interest income, $745,844 of interest expense, a gain of $47,842 from the disposal of fixed assets, a gain of $550,000 from a terminated management agreement, income of $431,000 from a payment received relating to the Company's economic interest in the riverboat gaming application, an impairment loss of $196,022 for an investment in South Africa, amortization of deferred financing costs of $74,460, and a writeoff of $97,850 of expired supplier trade credits.

The income tax provision for the nine months ended September 30, 1999, is based on estimated full-year income for financial reporting purposes which has been adjusted for permanent book-tax differences, primarily consisting of nondeductible goodwill amortization resulting from the Alpine acquisition. The income tax provision of $98,000 for the nine months ended September 30, 1998, consists of (a) a nonrecurring benefit of $815,000 resulting from the reversal of the valuation allowance previously provided against the Company's net deferred tax assets; and (b) a provision of $913,000, based on estimated full-year income for financial reporting purposes which has been adjusted primarily for nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES Cash and cash equivalents totaled $3,341,776 at September 30, 1999, and the Company had net working capital of $1,456,042. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had unused borrowing capacity of approximately $10.8 million at September 30, 1999. For the nine months ended September 30, 1999, cash provided by operating activities was

$3,346,457 compared with $3,804,414 in the prior-year period, with the decrease principally due to a higher current tax provision and increases in prepaid and other current assets of approximately $576,000 in the current year. Cash provided by investing activities of $233,024 for the nine months ended September 30, 1999, included a $1,040,000 payment received relating to the sale of the Company's interest in the riverboat gaming application and net redemptions of short-term investments of $1,038,496, partially offset by fixed asset purchases of $1,774,753 and advances of $65,458 to Casino Millennium a.s. Cash used in financing activities for the first nine months of 1999 included net repayments of borrowings of approximately $2,303,000.

In July 1999, Casino Millennium a.s. opened its casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company has a 20-year agreement with Casino Millennium to provide casino management services for 10% of the casino's gross revenue and to provide certain gaming equipment for 45% of the casino's net profit. As of September 30, 1999, the Company has purchased gaming equipment totaling $1,140,000 which is being leased to the casino, and has an additional $360,000 remaining to be funded. The Company expects to fund the remaining capital commitment through a combination of operating cash flows and existing liquidity.

In April 1998, the Gauteng Gambling and Betting Board (the "Board") announced the award of the remaining two gaming licenses for the province of Gauteng, South Africa, which includes the major metropolitan areas of Johannesburg and Pretoria. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022, which was included in "other expense, net" in the accompanying statements of operations for the periods ended September 30, 1998. Silverstar subsequently filed a legal action with the High Court of South Africa (the "High Court") challenging the decision of the Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. In March 1999, the High Court overturned the previous license award that had been sought by Silverstar, and remanded the licensing process for the West Rand region to the provincial government. The competing license applicant appealed the ruling, but in April 1999, the High Court rejected the request for leave to appeal its March ruling. This defendant also made no request for leave to appeal with the Appeals Court, the final court of appeal. In June 1999, the Executive Council of the provincial government resolved not to concur with the Board's recommendation of the competing applicant. In July 1999, the competing applicant instituted action in the High Court seeking to overturn this decision of the Executive Council. No date has yet been set for a hearing in the High Court of the competing applicant's complaint. There can be no certainty regarding the award of this license.

Management believes that the Company's working capital position at September 30, 1999, together with expected cash flow from operations and borrowing capacity under its revolving credit facility, will be adequate to satisfy its debt repayment obligations, meet its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.

YEAR  2000  COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is generally referred to as the Year 2000 ("Y2K") compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based or date-sensitive information. The Company is nearing the conclusion its plan to ensure Y2K compliance. The Company believes that it has identified all software applications, hardware components, equipment and third-party vendors that could pose potential Y2K problems.

Computerized  Systems  and  Components
--------------------------------------
The computerized systems of most significance to the Company's ongoing business operations are those that involve slot reporting, player tracking and accounting. Those systems rely primarily on hardware and software obtained from third-party vendors. The Company has contacted the respective vendors for these systems and has received written confirmation that the software applications and related hardware components currently in use for those systems are Y2K compliant. Certain of these systems and components were upgraded during 1998 and 1999. The Company did not incur any significant incremental costs in making these systems Y2K compliant.

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

Third-Party  Service  Providers
-------------------------------
The Company has identified and contacted certain primary service providers, including its banks and payroll processor, to determine whether their potential Y2K problems could have a material adverse effect on the Company. The Company relies on its banks principally to fund expansion of operations, provide working capital, and to process transactions. The failure of the Company's banks to provide these services would likely have a material adverse effect on the Company's day-to-day operations. The Company's banks have indicated that, as of September 30, 1999, they had substantially completed testing their systems for Y2K compliance, including testing of contingency plans. The Company's payroll processor has indicated that it is fully Y2K compliant. Based upon the information received from these service providers, the Company does not intend to develop its own contingency plans for these activities.

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

Current  Status
---------------
With the exception of certain services on which the Company relies as described in the preceding paragraph, the Company's information at this time does not indicate that Y2K compliance issues will have a material adverse effect upon the financial condition or results of operations of the Company. The Company's incremental cost of its Y2K compliance program to date has not been significant and incremental costs to be incurred by the Company to complete its Y2K compliance program are not expected to be significant. The Company has concluded its study of its major systems and believes that such systems are Y2K compliant; however, there can be no assurance that the cost of Y2K compliance might not become material if different information becomes available.


                         * * * * * * * * * * * * * * * *

PART  II

OTHER  INFORMATION

Item  1.  -  Legal  Proceedings

On July 16, 1999, a competing applicant for a license in the West Rand area of Gauteng, South Africa, threatened in correspondence to take action against the Company in an unspecified court in the United States with regard to certain statements in the Company's 1998 Annual Report which the competitor alleged to be defamatory and for which it claimed it would seek damages of approximately
$1.6 million. The Company and its legal advisers in South Africa believe the allegations of the competitor to be entirely without merit and vexatious in nature. To date, no action in this regard has been initiated by that competitor (a South African company) in the United States. On September 28, 1999, the competitor was granted an urgent order by the High Court of South Africa against a director of the Company and the Company's South African subsidiary (together, the "Respondents") to seize and have held in the safekeeping of the sheriff of the High Court certain documents the competitor alleged to be vital for the substantiation of its claim against the Company. The procedure leading to the grant of this order of the High Court provided no opportunity for the Respondents to defend the action before the order was granted, or the seizure pursuant thereto was made. Subsequent to the seizure of the documents, the Respondents sought to overturn the seizure order of the High Court. On October 22, 1999, a judge of the High Court overturned the previous court order and awarded costs against the competitor and in favor of the Respondents while further causing all documents to be returned. In overturning the previous order, the judge questioned the motives of the competitor in initiating the action and awarded costs in favor of the Respondents on the highest level of a punitive scale as a mark of the disapproval of the court for the competitor's conduct. Under South African law, an unsuccessful party does not have an automatic right of appeal in the High Court but leave must be granted by the Trial Judge or the Chief Justice. The competitor has lodged an application for leave to appeal and the court has yet to determine whether to grant the competitor leave to prosecute an appeal.

The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item  6.  -  Exhibits  and  Reports  on  Form  8-K

(a) Exhibits - The following exhibits are filed herewith or incorporated by reference as indicated:
10.83 Waiver and Release and Consulting Agreement between Norbert Teufelberger and Century Casinos, Inc., dated October 15, 1999
27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K:

No  reports  on Form 8-K were filed during the quarter ended September 30, 1999.

                                  * * * * * * *


SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  J.  Hannappel
___________________________
Larry  J.  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  November  11,  1999

                                  Exhibit 10.83


                   WAIVER AND RELEASE AND CONSULTING AGREEMENT
                   ------ --- ------- --- ---------- ---------

I.           RECITALS

A. Norbert Teufelberger (hereinafter referred to as "Employee') has been employed by Century Casinos, Inc., and by CCI's wholly-owned Austrian subsidiary "Century Management-und Beteiligungs GmbH" ("CMB") (collectively referred to as "CCI"). The term CCI shall also include all of CCl's subsidiaries and affiliates without exception. Employee and CCI are desirous of terminating their employment relationship in an amicable manner under the terms of this Waiver and Release and Consulting Agreement ("Waiver and Release"). Employee also has held certain positions with CCI's subsidiaries and served as a director on CCI's Board. By this Waiver and Release the parties also seek to reiterate and ensure that all employment and business relationships between them are terminated, except as specifically provided herein with regard to Employee's service as a consultant.
B. This Waiver and Release sets forth below the terms and conditions of an amicable settlement and a full accord and satisfaction of all claims and controversies between Employee and CCI. Neither party admits to any wrongful conduct by entering this release, and each party specifically denies such.
C. This Waiver and Release is executed in conjunction with the termination of Employee's employment, and other relationships with CCI, but the scope of this Waiver and Release is broader than that. The parties intend to settle by this Waiver and Release all matters between them relating to or arising out of events occurring up to the date of this Waiver and Release.

II.     COVENANTS
A.     CCI agrees to make the following payments to Employee, in settlement of any claims and as the entire payment for all claims that might have been brought in any lawsuit or in any state or federal judicial or administrative forum up to the date of the execution of this Waiver and Release, including any claims for attorneys' fees and costs. The payments are also consideration for Employee's other agreements contained herein. The payments shall be as follows:
I. CCI will forgive debt in the approximate amount of $38,000.00 (Thirty-Eight Thousand Dollars) owed by Employee to CCI.
2.     CCI  will  allow  Employee  to  keep  furniture  valued  at approximately
$11,000     (Eleven  Thousand  Dollars)  originally  purchased  by  CCI.
3. CCI will allow Employee to keep the laptop computer (including accessories) and two cellular telephones currently in Employee's possession.
4. CCI will pay Employee the sum of $40,000.00 (Forty Thousand Dollars) upon the effective date of the Waiver and Release. The parties understand and agree that this payment specifically represents payment for any severance to which Employee may be entitled under the law of any country or political subdivision of any country, as well as payment for Employee's returning all securities he may have received under any plan of CCI.

5.     CCI  will  pay  the  additional  amount  of $14,000.00 (Fourteen Thousand
Dollars) each month for a period of 12 months beginning January, 2000 and continuing through December, 2000. This amount shall be due on or before the final Friday of the month. Employee shall not demand prepayment, but parties agree that CCI may prepay this amount at any time in one or more lump sum payments by paying Employee the net present value of the sum of the payments still due Employee discounted at the U. S. Fed. Funds rate existing on the day before the payment is made. These payments are specifically amounts to be paid to Employee for services rendered as a consultant, as well as for Employee's agreement not to compete as described below. Employee may, with CCI's approval, which shall not be unreasonably withheld, nominate an assignee for receiving these payments, subject, however, that the assignee shall be 100% owned and controlled by Employee. The parties understand that CCI may determine in good faith, but no later than the day CCI has filed the 10-KSB for 1999 with the SEC, that Employee owes CCI some amount that the parties are not now aware of. Employee agrees that CCI may deduct such amounts, in good faith, from any payments due under this section, and CCI will inform Employee of the reason for such deduction made. It is explicitly stated that CCI is aware of - and will therefore not deduct - payments that have been made to Employee for Employee's company car and his private use thereof, transportation costs (including flights) of Employee's family for the purpose of avoiding alienation phenomena between Employee and Employee's family, Employee's personal use of telephones, Employee's corporate apartment in Prague up to US-$ 2,000 per month, family health insurance, payments for green card attorney and tax consulting up to September 30, 1999 and CCI's contributions to its 401Kplan.
          B. In consideration of the payment by CCI to Employee of the payments described in paragraph Il-A above, Employee, individually and on behalf of his successors, heirs, and assigns, hereby forever releases, remises, waives, acquits, and discharges CCI, together 'with any and all parent corporations of CCI and their respective subsidiaries, successors, predecessors, assigns, directors, officers, shareholders, supervisors, employees, attorneys, agents, and representatives, from any and all actions, causes of action, claims, demands, losses, damages, costs, attorneys' fees, judgments, liens, indebtedness, and liabilities whatsoever, known or unknown, suspected or unsuspected, past or present, arising from or relating or attributable to Employee's employment by CCI, the termination of said employment, Employee's subsequent search for other employment to the date of this Agreement, and, without limiting the generality of the foregoing, from any and all matters asserted, or which could have been asserted, in any state or federal judicial or administrative forum, or in any judicial or administrative forum in any country outside the United States, up to the date of this Waiver and Release, specifically, but not by way of limitation, including claims under the Fair Labor Standards Act, as amended, the National Labor Relations Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Post-Civil War Reconstruction Acts, as amended, the Age Discrimination in Employment Act, as amended, the Americans with Disabilities Act, the Civil Rights Act of 1991, any state civil rights act, and any claim of wrongful discharge, tort or contract arising out of the common law of any state, and any claim of any kind arising under the law of any country outside the United States- Employee agrees not to pursue any claims he may have for pain and suffering, intentional infliction of emotional distress, or similar claims. Employee further agrees that he will provide no support of any kind for any person who threatens or brings any claim against CCI. Employee will only provide information to any person, who Threatens or brings a claim against CCI, under subpoena or court order and after informing CCI of the subpoena or court order in question. Likewise CCI on its behalf, and on behalf of any and all parent corporations, and their respective subsidiary corporations, hereby forever releases, remises, waives, acquits, and discharges Employee and his successors, assigns, or agents from any and all actions, causes of action, claims, demands, losses, damages, costs, attorneys' fees, judgments, liens, indebtedness, and liabilities whatsoever, known or unknown, suspected or unsuspected, past or present, arising from or relating or attributable to Employee's employment by CCI, the termination of said employment, Employee's subsequent search for other employment to the date of this Agreement, and, without limiting the generality of the foregoing, specifically from any and all matters asserted or which could have been asserted in any lawsuit, up to the date of this Waiver and Release.

     C. The payments referenced above shall be made without applying withholdings of any kind and shall be reported on the Form 1099. The Employee specifically agrees that he alone shall be responsible to pay any tax on the payments due to any taxing authority and that the CCI has no responsibility to do so.
D. CCI and Employee hereby covenant and warrant that they have not assigned or transferred to any person any portion of any claims which are released, remised, waived, acquitted, and discharged in paragraph 11-B above.
E. Also in consideration for the payments described in paragraph II.A, above, Employee agrees as follows:
1. Within five (5) days of the signing of this Waiver and Release, Employee will surrender to CCI all securities of every kind, Employee has received under any CCI plan to issue securities, including but not limited to all warrants or options. Under no circumstances will Employee exercise, attempt to exercise, transfer, or attempt to transfer such warrants or options except as provided in this sub-paragraph.
2. Employee confirms that he has resigned from any positions with CCI, effective September 30, 1999, including any Director positions on the Board of Directors of CCI, or any of its parents, affiliates or subsidiaries.
3. Employee will make himself available for consulting, and will consult in good faith with CCI's designees for three hours every month, through December 31, 2000. Consultations shall take place by telephone, fax, electronic message or similar methods chosen by CCI.

4. Except as provided at the end of this paragraph II.E.4., for a period of 18 months after the effective date of this Agreement, Employee shall not within any state of the United States, or within any country outside the United States, where CCI operates any of its existing businesses, directly or indirectly, either for the Employee's own account or as a partner, shareholder (other than shares regularly traded in a recognized market), officer, employee, agent or otherwise, be employed by, be connected with, participate in, consult or otherwise associate with, any other business, enterprise or venture that is the same as, similar to or competitive with CCI. As an example, and not as a limitation, the foregoing shall preclude Employee's being in any way involved with the management of any casino or gaming enterprise, or the giving of advice or consultation concerning same, within the designated geographical areas and time period. For purposes of this Waiver and Release, and specifically for purposes of this covenant not to compete, Employee agrees that he is and has been part of the "Executive and Management Personnel" of CCI as that term is used in Colorado Revised Statutes 8-2-113, and that the duties of Employee included the formulation and execution of management policy. As a limited exception to this promise not to compete, CCI specifically agrees that Employee may advise, be associated with or be employed by any company whose business involves gaming on the Internet only. Under no circumstances may such company (in markers/areas where CCI currently operates) accept wagers or promote gaming in any fixed location such as a casino, office or shop, or else this one permitted exception to the covenant not to compete will not apply. CCI recognizes that gaming on the Internet may not be legal in certain places and does not endorse or sponsor such activity by agreeing to this limited exception.
     5. Employee agrees that he will return to CCI all property of CCI in his possession, including but not limited to keys, credit cards, files, plans, reports, and data of every kind relating to CCI's business, without limitation, including but not limited to spreadsheets, calculations, and budgets. Employee recognizes that this obligation specifically includes any data relating to CCI's business stored in any electronic medium, whatever, including but not limited to, any computer system or laptop computer in the Employee's possession or to which the Employee has access. Employee agrees be will return such property within five (5) days of the signing of this Waiver and Release to Mr. Christian Kettner, or such other persons designated by CCI.

     6. Employee recognizes that as a managerial employee and director of CCI, he had access to "Confidential Information" of CCI. For purposes of this Waiver and Release, "Confidential Information" shall include any of CCI's proprietary information or trade secret information as defined by Colorado Law. "Confidential Information" specifically includes, but is not limited to, the following types of information: discoveries, ideas, concepts, designs, drawings, specifications, techniques, models, data, documentation, diagrams, flow charts, research (including market research), financial information, processes, procedures, marketing and development plans, customer names and other information relating to customers, price lists, pricing and operational policy, and financial information. Information, however, which is generally known in the trade, or generic information which is learned outside of Employee's association with CCI, shall not be deemed "Confidential Information" Employee agrees that he will not disclose CCI's "Confidential Information" to any person, or entities, without CCI's prior written permission.
     7. Employee also agrees for a period of 18 months after the effective date of this Waiver and Release, Employee will not, either directly or indirectly, on Employee's own behalf or in the service of or on behalf of others, employ any employee of CCI, or solicit, or recruit any employee of CCI to leave employment with CCI, or otherwise terminate employment with CCI, or join a competitor of CCI.

     8. Employee expressly recognizes that any breach of his obligations under paragraphs II. E. 4, 5, 6, or 7 would result in irreparable injury to CCI and agrees that CCI shall be entitled to institute and prosecute proceedings in the Colorado State District Court, Fourth Judicial District, to enforce the specific performance of paragraphs II. E. 4, 5, 6, or 7 or to enjoin Employee from activities in violation of paragraphs II. E. 4, 5, 6, or 7, not withstanding any other provision of this Agreement, including paragraph II.M. With regard to Employee's obligations under paragraph II. E. 4, 5, 6, or 7, Employee also recognizes that any remedy for CC1 at law would be inadequate, and that CCI is or would be entitled to an injunction to enjoin the violations of Employee's obligations under paragraphs II. E. 4, 5, 6, or 7. Employee specifically agrees that in the event of a violation or threatened violation of these sub-paragraphs, CCI may obtain an injunction, without posting any bond or other security, to restrain the unauthorized violation or failure to comply with Employee's obligations under paragraphs II. E. 4, 5, 6 or 7.
9. Employee also agrees to sign any papers necessary in connection with his resignation from any position with CCI or the Board of CCI or any of its parents, affiliates, or subsidiaries.

     F. Employee expressly agrees to keep the substance of negotiations and conditions of the settlement, and the terms and substance of this Waiver and Release, strictly confidential. With the exception of immediate family, tax advisors, and attorneys, Employee further agrees that he will not communicate (orally or in writing) or in any way disclose the substance of negotiations and conditions of the settlement, and the terms or substance of this Waiver and Release to any person, judicial or administrative agency or body, business entity or association, or anyone else, for any reason whatsoever, without the prior express written consent of CCI, unless compelled to do so by law. It is expressly agreed that this confidentiality provision is an essential provision of this Waiver and Release. Employee, may, however, disclose the terms of the consulting portion of this Waiver and Release (II. E. 3) to his new employer.
CCI shall also agree to keep this Waiver and Release confidential, unless otherwise advised by counsel.
G. Apart from the payment described in paragraph 11-A above, which Employee will receive after the effective date of this Waiver and Release, each party will bear its own costs and attorneys' fees.
H. This Waiver and Release sets forth the complete agreement between the parties. No other covenants or representations have been made or relied on by the parties, and no other consideration, other than that set forth herein, is due between the parties. Specifically, but without limiting the scope of the foregoing, no payment of money between the parties is due in any way, in any amount, or on account of any charge, including attorneys' fees, other than the sum described in paragraph II-A above.

I. Employee represents that he has read this Waiver and Release and understands each of its terms. Employee further represents that no representations, promises, agreements, stipulations, or statements have been made by CCI, or its parent corporation or their respective subsidiaries, successors, predecessors, assigns, directors, officers, employees, shareholders, supervisors, agents, attorneys, or representatives to induce this settlement, beyond those contained herein. Employee further represents that he voluntarily signs this Waiver and Release as his own free act.
J. If any provision of this Waiver and Release should be declared to be unenforceable by any administrative agency or court of law, the remainder of the Waiver and Release shall remain in full force and effect, and shall be binding upon the parties hereto as if the invalidated provision were not part of this Waiver and Release.
K.     Colorado  law shall govern the interpretation of this Waiver and Release.
L. Employee agrees that he shall not publicly disparage or deprecate CCI, its officers or employees.
M. Except as provided in paragraph II.E.8, any dispute concerning the interpretation of this Agreement, or the parties' obligations under this Agreement, shall be resolved by final binding arbitration, under the then-existing rules of the American Arbitration Association for Commercial Arbitration, in Colorado Springs, Colorado. The arbitrator will be selected pursuant to the mutual agreement of the parties, and, if the parties are unable to agree, the arbitrator will be designated by the Chief Judge of the Fourth Judicial District Court, State of Colorado. Any award rendered by the arbitrator shall be enforced, if necessary, in the Fourth Judicial District Court, State of Colorado. The arbitrator may award any relief recognized by Colorado law, which could be awarded by a District Court of this State, including injunctive relief and attorneys' fees. The arbitrator shall award reasonable attorneys' fees and costs to the prevailing party.

N. If a party is required to initiate an action in court to enforce this Agreement, or to assert this Agreement as a defense to an action initiated by the other party, the prevailing party shall be entitled to its costs and attorneys' fees from the other party, to the extent such costs and fees are related to the enforcement of this Agreement or the assertion of it as a defense.
O. Employee certifies that, as of September 30, 1999, to the best of his knowledge and professional judgment, all of CCI's books, financial statements, and related data are in satisfactory order and are in conformance with all rules, regulations, and laws that pertain to such data and information.
     IN WITNESS THEREOF, and intending to be legally bound, the parties have executed this Waiver and Release.

------
Century  Casino  Inc.
-------  ------  ---
By:  /s/  Erwin  Haitzmann
Its:  Chairman  &  CEO
Date:  Oct  15,  1999



Norbert  Teufelberger
---------------------

By:  /s/  Norbert  Teufelberger
Dated:  10/13/99