Form 10KSB
period 1999-12-31
CENTURY CASINOS
filed 2000-03-09
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For  the fiscal year ended:  December 31, 1999        Commission File No 0-22290
                                                      ---------------
                              CENTURY CASINOS,  INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                         Delaware                            84-1271317
          -----------------------          ----------------------------
          (State  or  other jurisdiction of      (I.R.S. Employer Identification
           incorporation  or  organization)       No.)

                200 - 220 E. Bennett Ave., Cripple Creek, CO 80813
              ----------------------------------------------------
           (Address  of  principal  executive  offices)  (Zip code)

                                  (719) 689-9100
                                 ---------------
                (Issuer's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None.
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.01 Par Value, and 1994 Class I Warrants
             -------------------------------------------------------
                               (Title of classes)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  the  issuer's  revenues  for  its  most  recent fiscal year:  $23,584,171

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on February 25, 2000, was approximately $11,073,000 based upon the average of the reported closing bid and asked price of such shares on Nasdaq for that date. As of February 25, 2000, there were 14,486,889 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999.

Item  1.     Business.
-------      --------

GENERAL

     Century Casinos, Inc. and its subsidiaries (the "Company"), own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, manage a casino in the Marriott Hotel in Prague, Czech Republic, and regularly pursue gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek consisted of Legends Casino ("Legends"), which the Company had acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which was adjacent to Legends. Following the acquisition of Womacks, both properties were renovated to facilitate operation and marketing of the combined properties as one casino under the name "Womacks/Legends Casino." The Company's operating revenue for 1999 and 1998 was derived principally from its casino operations in Cripple Creek. See the Consolidated Financial Statements and the notes thereto included herein.

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

          Century Management was founded in 1992 by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. These persons held the positions of chief executive officer, deputy to the chief executive office and managing director.

     Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect,""anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

     In June 1998, the Company acquired 22,000 square feet of land (the "Hicks Property") from an unaffiliated third party. The property, which is zoned for gaming, is adjacent to Womacks/Legends Casino. A partially-completed building structure that occupied a portion of the land was subsequently razed, and the entire property has been improved to provide the first paved customer parking spaces in the Cripple Creek market. The purchase price of $3.6 million was financed through the Company's revolving credit facility with Wells Fargo Bank.

Womacks/Legends Casino currently has approximately 608 slot and video devices and eight gaming tables with the potential to add approximately 60 gaming positions without conducting any substantial construction. Womacks/Legends Casino has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 110 feet of frontage on Second Street, with approximately 40,000 square feet of floor space.

     In the fourth quarter of 1999, the Company began construction of a two-story building in Cripple Creek, which is expected to be completed in the second quarter of 2000. The building, with an estimated total cost of $900,000, will house the Company's corporate headquarters and "The Womacks Center -
Cripple Creek." Located next to the Womacks/Legends Casino, the 500-seat Womacks Center is the first of its kind in Cripple Creek and is surrounded by parking lots controlled by the Company. Under the terms of an agreement with the City of Cripple Creek, the City will operate and market the center for its own account and will schedule meetings, conventions, shows and other special events on a year-round basis.

     Management believes that, in addition to providing an adequate number of hotel rooms, an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. Management believes that it has secured or will be able to secure adequate parking for the operations of Womacks/Legends Casino. The Company presently owns or leases several hundred parking spaces, with an additional 100 spaces becoming available with the impending purchase of two nearby parcels of land in the second quarter of 2000.

     In 1997, the Company exercised its purchase option to acquire three lots (formerly known as the "Wright Property"), consisting of 8,250 square feet of land across the street from Womacks/Legends Casino, for $785,000 in cash. This acquisition provides the Company with 30 additional parking spaces.

     The Company leases 99 contiguous parking spaces from the City of Cripple Creek. Annual rent payments total $90,000 and the lease agreement, as amended on February 17, 2000, expires on May 31, 2010. The agreement contains a purchase option whereby the Company may purchase the property for $3.25 million, less cumulative lease payments, at any time during the remainder of the lease term. The Company has paved the property and currently uses it for customer parking.

     In March 1999, the Company entered into a purchase option agreement for a piece of property, located in Cripple Creek across Bennett Avenue from its Womacks/Legends Casino. The agreement, as amended in February 2000, provides for an option period through March 31, 2004 and an exercise price of $1.5 million, less 50% of cumulative option payments through the exercise date.

     In November 1999, the Company entered into a contract to purchase two parcels of land located near the Womacks/Legends Casino for $1.85 million. The purchase is expected to be completed in the second quarter of 2000. The two parcels will provide an estimated additional 100 parking spaces for casino patrons.

     CASINO  MILLENNIUM,  PRAGUE,  CZECH  REPUBLIC

     In January 1999, the Company reached a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company provides casino management services in exchange for 10% of the casino's gross revenue, and has provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s. or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of Casino Millennium. The Company anticipates that the transaction would be completed in 2000.


     ADDITIONAL  COMPANY  PROJECTS

     In addition to Womacks/Legends Casino in Cripple Creek, Colorado and Casino Millennium in Prague, Czech Republic, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date, the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, and in the Czech Republic. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

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

     SOUTH AFRICA. Recently enacted legislation in South Africa provides for the award of up to 40 casino licenses throughout the country. To date, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

     An application for a casino license in Caledon, province of the Western Cape, was filed in October 1999 with the Western Cape Gambling and Racing Board by Caledon Casino Bid Company (Pty) Limited ("CCBC"). The Company's subsidiary, Century Casinos Africa (Pty) Ltd "CCA"), will have a 50% equity interest in CCBC, by virtue of an agreement entered into between CCA and CCBC, together with various affiliated entities. On February 16, 2000, the Western Cape Board awarded Successful Applicant status to CCBC. The final license is to be issued upon the provision, within 60 days of that date, of the required financial guarantees and the satisfaction of certain other conditions precedent which are primarily procedural in nature. CCBC anticipates that it will be able to satisfy the conditions precedent to the award within the time stipulated. Upon the award of the final license, the Company (through CCA) is obligated to fund R10 million (South African Rands) of equity and R15 million in loans to CCBC (approximately US$1,630,000 and US$2,445,000, respectively, based on the December 31, 1999 currency exchange rate). In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs.

An application was filed in June 1997 with the Gambling and Betting Board (the "Board") in the province of Gauteng for a hotel/casino resort in the greater Johannesburg area. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. The Board had awarded all six casino licenses by the end of April 1998, and Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022 in the first quarter of 1998. Silverstar subsequently filed a legal action with the High Court of South Africa (the "High Court") challenging the decision of the Gauteng Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. In March 1999, the High Court overturned the previous license award that had been sought by Silverstar, and remanded the licensing process for the West Rand region to the provincial government. The competing license applicant appealed the ruling, but in April 1999, the High Court rejected the request for leave to appeal its March ruling. This defendant also made no request for leave to appeal with the Appeals Court, the final court of appeal. In June 1999, the Executive Council of the provincial government resolved not to concur with the Gauteng Board's recommendation of the competing applicant. In July 1999, the competing applicant instituted action in the Court seeking to overturn the Executive Council's decision. No date has yet been set for a hearing in the High Court of the competing applicant's complaint. There can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to Silverstar.

Another application was filed in January 1998, by the Company's partner, Great North Resorts Limited, for a casino license in Pietersburg, the provincial capital of the Northern Province. If successful in receiving a license, the Company would provide consulting/management services with respect to the casino operations of a proposed $40 million casino, hotel, entertainment and resort complex pursuant to a five-year agreement commencing with the opening of the permanent casino. The Company would also provide consulting/management services with respect to the operations of a temporary casino during the development phase of the resort complex. The Company would earn fees based on a percentage of annual gaming revenue. The Company has no significant additional capital obligations with respect to this application. The licensing process in the Northern Province has been overturned as a result of a successful action in the High Court initiated by a competing applicant. There remains the possibility that this decision may be appealed by the provincial authorities and the future of the whole licensing process is presently unclear.

     RIVERBOAT DEVELOPMENT AGREEMENT - INDIANA. - In December 1995, the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County, Indiana. Upon signing the agreement, the Company received a cash payment of $80,000 and recognized a gain on the sale of its investment of $26,627. The agreement provided for additional payments to the Company upon the occurrence of certain events. In September 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle to conduct riverboat gaming in Switzerland County that resulted in the Company receiving a payment of $431,000 in the third quarter of 1998. The Company also received a payment of $1,040,000 in the third quarter of 1999 upon "groundbreaking" of the project. Additionally, the Company was entitled to receive installment payments of $32,000 per month for the first 60 months of the riverboat's operation; however, the Company elected to receive an aggregate discounted amount of $1,380,000, which was received and recorded as income in January 2000.

     RHODES, GREECE. In 1995, the Company executed a casino management and consulting agreement with Rhodes Casino, S.A., a consortium including Playboy Enterprises, Inc., under which the Company, as an independent contractor, would supply services and assistance in establishing a casino on the island of Rhodes, Greece. The consortium was awarded the exclusive license for casino gaming on Rhodes for a 12-year period commencing with the opening of the casino. The Company's management consulting agreement with the consortium, which had an initial term running through the third anniversary of the casino opening, provided for fees to the Company of $200,000 for services to be rendered in the pre-opening phase, $300,000 per year during the first three years of operation and $50,000 per year thereafter, if renewed. In the fourth quarter of 1996, the Company received $50,000 with respect to certain pre-opening phase services. In the second quarter of 1998, the Company reached a consulting agreement ("current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd. ("Playboy") to assign certain of the Company's rights and delegate its responsibilities under the previously executed management and consulting agreement ("previous agreement"). Under the current agreement, in 1998, the Company received from Playboy a payment of $25,000 for additional pre-opening services performed to date. The Company also is to receive annual payments of $50,000 for each of the first three years of the casino's operations, the first of which payments was received in 1999. The Company will have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300,000 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250,000.

NONOPERATING CASINO IN WELLS, NEVADA. In 1994, the Company purchased the Ranch House Casino in Wells, Elko County, Nevada from an unaffiliated party. The total purchase price of $851,504, including a note secured by the property, was determined based on arm's length bargaining with the seller. Also in 1994, the Company purchased a seven-acre parcel of land directly across the street from the casino for $69,000. In April 1997, the Company paid off all amounts owed to the seller and now owns the property free and clear. The property, closed since 1992 but in operable condition, is an 18,000 square foot building with approximately 6,000 square feet of gaming space. Management currently does not intend to pursue a gaming license with respect to the facility, and is seeking a sale or lease of the casino and land.

     INDIAN TRIBAL MANAGEMENT AGREEMENT - CALIFORNIA - In August 1995, the Company terminated its management agreement with the Soboba Band of Mission Indians with respect to the Legends Casino at Soboba in Riverside County, California. In connection with the termination, an unaffiliated third party issued a three-year promissory note to the Company for $3,100,000, with monthly payments based on a percentage of gross revenue from certain operations of the facility. In March 1998, the Company negotiated an early settlement of the
then-remaining  outstanding  balance.   As  a  result,  the  Company  received
cumulative payments through the date of settlement of $2,457,727, of which the final $550,000 was recognized in income in 1998. No further payments will be received under the note.


REVOLVING  CREDIT  FACILITY

     In March 1997, the Company entered into a four-year revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). Various provisions of the RCF were subsequently amended, including an increase in the facility to $20 million in 1998, and decreasing quarterly beginning in the second quarter of 1999. At December 31, 1999, the maximum available under the RCF was $18.3 million. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The RCF also contains an interest rate matrix that ties the interest rate charged on outstanding borrowings to the Company's leverage ratio, as defined.
Largely as a result of an improvement in the Company's leverage ratio, the Company's consolidated weighted-average interest rate on all borrowings decreased from 8.74% in 1998 to 8.64% in 1999. At December 31, 1999, the Company's unused borrowing capacity under the RCF was approximately $9.2 million. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments. See Note 5 to the Consolidated Financial Statements for further information.

     In March 2000, the Company is in the final stages of negotiations with Wells Fargo Bank to increase the RCF to $26 million and extend the maturity date of the agreement until 2004. Management expects the agreement to be finalized before the end of the first quarter 2000, however, there can be no assurances that the line will be renewed or extended on the terms described herein. A portion of the proceeds of borrowings under the RCF is expected to be used for the development of the Company's South Africa projects discussed above.

MARKETING  STRATEGY

     The marketing strategy of Womacks/Legends Casino highlights promotion of Womacks Gold Club, a players club with a database containing profiles on nearly 50,000 members. Gold Club members receive benefits from membership, such as cash, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive monthly newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events and monthly coupons.

THE  CRIPPLE  CREEK  MARKET

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

     Cripple Creek is one of only three Colorado cities where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 29% of the gaming devices and generated 22% of gaming revenues for these three cities during the year ended December 31, 1999. As of December 31, 1999, there were 18 casinos operating in Cripple Creek.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1996 through 1999. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.



                                        GAMING  REVENUE  BY  MARKET
                                               (IN  $000'S)


                              % change                  % change               % change               % change
                               Over                      Over                   Over                    Over
                     1996      Prior Year     1997      Prior Year    1998     Prior Year    1999      Prior Year
CRIPPLE CREEK.    $ 103,373    9.9%        $ 108,628     5.1%       $113,230      4.2%      $122,385     8.1%
                   ---------  -----------  ---------  -----------  --------  -----------  --------  -----------

Black Hawk . .    $ 219,911   12.3%        $ 234,631     6.7%       $272,008     15.9%      $354,474    30.3%

Central City .    $  88,870   -5.9%        $  87,391    -1.7%       $ 93,980      7.5%      $ 73,742   -21.5%

COLORADO TOTAL    $ 412,154    7.2%        $ 430,650     4.5%       $479,218     11.3%      $550,601    14.9%



                                             CRIPPLE CREEK SLOT DATA
                                                   (IN $000'S)


                                   % change                 % change              % change              % change
                                     Over                    Over                   Over                  Over
                          1996     Prior Year   1997       Prior Year    1998     Prior Year   1999     Prior Year
Total Slot Revenue.  $  97,024      11.1%     $ 102,798       6.0%     $107,690     4.8%     $117,161      8.8%
                     ---------   -----------   ---------  -----------  --------  -----------  --------  -----------
(in $'000)

Average Number
Of Slots. . . . . .      4,175       8.6%         4,507       8.0%        4,369    -3.1%        4,046     -7.4%

Average Win Per
Slot Per Day. . . .        $63       2.0%           $62      -1.6%          $68     8.1%          $81     19.9%

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



                                     CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                                        (PRESENTLY "WOMACKS/LEGENDS CASINO")
                                                    (IN $000'S)


                                  % change                 % change                % change             % change
                                    Over                     Over                    Over                   Over
                          1996    Prior Year     1997      Prior Year     1998    Prior Year    1999     Prior Year
Total Slot Revenue.  $  10,078      208.6%     $18,102       79.6%      $18,597       2.7%     $22,235      19.6%
                     ----------  -----------  ----------  -----------  --------  -----------  --------  -----------
(in $'000)

Average Number
Of Slots. . . . . .        342       98.8%         547       59.9%          565       3.3%         592       4.8%

Average Win Per
Slot Per Day. . . .        $80.73    55.2%         $90.67    12.3%          $90.18   -0.5%        $102.56   13.7%

Market Share in % .        10.39%   177.7%         17.61%    69.5%          17.27%   -1.9%         18.91%    9.5%

     The Company competes, to a far lesser extent, with 19 casinos in Black Hawk and 11 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

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

EMPLOYEES

     The Company employs approximately 200 persons on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998, the Company adopted a 401(k) Savings and Retirement Plan for its employees.

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

GOVERNMENTAL  REGULATION

     The Company's gaming operations are subject to strict govern-mental regulations at state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preserva-tion, building, fire and accessibility require-ments, payment of gaming taxes, and regulations concerning equip-ment, machines, tokens, gaming participants, and ownership inter-ests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdic-tions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations. For purposes of the discussion below, the term "the Company" includes its applicable subsidiaries.

COLORADO  REGULATION

     The Colorado Limited Gaming Control Commission ("Commission") has adopted regulations regarding the ownership of gaming establish-ments by publicly held companies (the "Regulations"). The Regulations require the prior clearance of, or notification to, the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements. These requirements include, but are not limited to, those listed below.

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

     (iii) If the Commission at any time determines that a holder of voting securi-ties of the entity is unsuitable to hold the securities, then the issuer of the securities may, within 60 days after the finding of unsuitability, purchase the securities of the un-suitable person at the lesser of (i) the cash equivalent of such person's investment in the entity, or (ii) the current market price of the date of finding of unsuitability, unless the securities are transferred to a suitable person, as determined by the Commission, within 60 days after the finding of unsuitability. Until the securities are owned by persons found by the Commission to be suit-able to own them, (a) the entity is not required or permitted to pay any dividend or interest with regard to the securities, (b) the holder of the securities is not entitled to vote on any matter as the holder of the securities and such securities shall not for any purpose be included in the voting securities of the entity, and (c) the entity is precluded from paying any remuneration in any form to the holder of the securities.

     The  Company  has the above provisions in its Certificate of Incorporation.

     The Regulations also require each person who individually or in association with others acquires, directly or indirectly, beneficial ownership of 5% or more of any class of voting securities of a publicly traded gaming licensee to notify the Colorado Division within 10 days after the person acquired 5% or more of the securities. The person who acquires 5% or more of the securities shall provide any additional information requested by the Colorado Division and be subject to a finding of suitabili-ty as required by the Colorado Division. Publicly traded gaming licensees are also required to notify each person subject to the Regula-tions of the Colorado Division's requirements as soon as the gaming licensee becomes aware of the acquisition.

     Each person who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 10% or more of any class of voting securities of a publicly traded gaming licensee required to contain the above charter provisions is required to apply to the Commission for a finding of suitability within 10 days after acquiring 10% or more of the securities. A publicly traded gaming licensee is also required to notify each person subject to the Regulations of its requirements as soon as the gaming licensee becomes aware of the acquisition. However, the obligations of the person subject to the Regulations are indepen-dent of and unaffected by the gaming licensee's failure to give the notice.

     Any person found unsuitable by the Commission is not permitted ownership of any voting security of a publicly traded gaming licensee, subject to the provisions of the Regulations, and must be removed immediately from any position as a director, officer or employee of the publicly traded gaming licensee.

     The State of Colorado created the Colorado Division within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming. The Director of the Colorado Division, under the supervision of a five-member Colorado Commission, has been granted broad power to ensure compliance with the law, and regulations adopted thereun-der. The Director may inspect, without notice, premises where gaming is being conducted; he may seize, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions. He may also conduct detailed background checks of persons who loan money to the Company.

     The Commission is empowered to issue five types of gaming and gaming related licenses. The Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict a license at any time. The license of the Company must be renewed each year. All licenses are revoca-ble, non-trans-fer-able and valid only for the particular location initially authorized. No person, such as the Company, can have an ownership interest in more than three retail licenses. Hence, the Company's business opportunities in Colorado could be limited accordingly. All of the Company's employees involved with gaming activities must apply for and receive a support gaming license prior to commencing employment. The Commission has adopted comprehensive rules and regulations which require the Company to maintain adequate books and records and these rules also prescribe minimum operating, security and payoff procedures. The Commission has the power to deny any license or renewal thereof to any person it considers to be "unsuit-able," a broad, discretionary standard. The Commission has also promulgated a list of excluded persons; it is unlawful for any person on this list to enter licensed premises or to hold shares in a licensee. Rules regarding gaming, cheating and other fraudulent practices have also been adopted, which rules the Company is obligated to police and enforce.

     Other state regulatory agencies also impact the Company's opera-tions, particularly its license to serve alcoholic beverages. Rules and regulations in this regard are strict, and loss or suspension of a liquor license could significantly impair, if not ruin, a licensee's operation. Local building, parking and fire codes and similar regulations could also impact the Company's operations and proposed development of its properties.

Item  2.  Properties.
-------   ----------

     The Company's corporate offices are located at its Womacks/Legends Casino at 200 - 220 East Bennett Avenue, Cripple Creek, Colorado. The Company also rents a small office at 999 18th Street, Suite 1810, Denver, Colorado pursuant to a lease with an unaffiliated party. The Company intends to close its Denver office at the end of March 2000. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties.

Item  3.   Legal  Proceedings.
-------    ------------------

     The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.
-------      -----------------------------------------------------------

     The 1999 annual meeting of the stockholders of the Company was held on December 14, 1999. At the annual meeting, (i) the two Class II directors to the Board, Peter Hoetzinger and James D. Forbes, were elected to the Board for a three-year term; (ii) a proposal to amend Article FOURTH of the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock on a ratio not to exceed one for 20 was adopted by stockholders of the Company; (iii) a proposal to increase the number of shares reserved for issuance under the Employees' Equity Incentive Plan from 3,500,000 to 4,500,000 was adopted by the stockholders of the Company; and, (iv) a proposal to amend Articles NINTH and TENTH of the Certificate of Incorporation of the Company to add two additional fair price provisions which, in certain circumstances, may require payment of a higher price to stockholders of the Company was not adopted by the stockholders of the Company. On the proposal to elect the Class II directors, the votes were: Peter Hoetzinger, 12,439,435 for, 132,578 against, and 24,350 abstained; James D. Forbes, 12,443,435 for, 132,578 against, and 20,350 abstained. On the proposal with respect to the amendment to Article FOURTH, the results were: 10,681,133 for, 1,903,155 against, and 12,075 abstained. On the proposal with respect to the amendment to the Employees' Equity Incentive Plan, the results were: 7,820,308 for, 513,770 against, 32,150 abstained, and 4,230,135 not voted. On the proposal with respect to amendments to Articles NINTH and TENTH, the results were: 5,853,851 for, 1,955,418 against, 5,150 abstained, and 4,751,944 not voted.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

     The common stock of the Company began trading in the Nasdaq SmallCap Market on November 10, 1993. The following table sets forth the low and high bid price per share quotations as reported on the NASDAQ SmallCap Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.




Quarter Ended          Low       High
------------------    -----      -----

March 31, 1998 . .    $0.88     $1.25
June 30, 1998. . .    $0.88     $1.31
September 30, 1998    $0.94     $1.13
December 31, 1998.    $0.78     $1.03

March 31, 1999 . .    $0.75     $1.31
June 30, 1999. . .    $0.97     $1.19
September 30, 1999    $0.88     $1.03
December 31, 1999.    $0.88     $1.03

     At December 31, 1999, the Company had approximately 140 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 900.

     At the present time, management of the Company intends to use any earnings which may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.

Item 6.
--------
Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
of Operations
-------------

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

     With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources," may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

RESULTS  OF  OPERATIONS

     Net operating revenue increased significantly to $23,584,171 in 1999 from $19,458,852 in 1998. The Company's casino revenue increased from $19,036,621 in 1998 to $22,726,004 in 1999, or 19.4%. Casino revenue in both years was generated by the Womacks/Legends Casino, except for $34,244 that was derived from a concession agreement which expired in January 1998. The Company's share of the Cripple Creek market increased significantly from 16.8% in 1998 to 18.6% in 1999. Womacks/Legends Casino operated approximately 14.6% of the gaming devices in the Cripple Creek market in 1999, with an average win per day per machine of $103 compared with a market average of $81. Gross margin from company-wide casino activities increased from 59% in 1998 to 61% in 1999. The increase in margin is attributable to a continuation of a focused management and marketing approach for Womacks/Legends Casino. At the same time, a significant number of new memberships in the casino's Gold Club were added again in 1999. Additional emphasis was put into further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Parking capacity was expanded and made more convenient as part of the Company's ongoing efforts to provide the highest quality parking facilities for its customers. Also contributing to the casino margin improvement were proportionately lower payroll costs. Various other initiatives were undertaken that management believes have resulted in greater attention to customer service.

     Food and beverage revenue increased from $878,991 in 1998 to $933,387 in 1999, or 6.2%. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which are included in casino costs, increased only slightly from $842,305 in 1998 to $854,565 in 1999. Hotel revenue increased from $62,624 to $149,131, principally as the result of a marketing arrangement with a local hotel that commenced in late 1998 and continued through September 1999. The increase in other revenue from 1998 to 1999 was chiefly due to management fees from Casino Millennium of approximately $109,000 and the Rhodes, Greece casino agreement of $50,000.

     General and administrative expense increased from $5,850,870 in 1998 to $6,710,215 in 1999, or 14.7%, but decreased as a percentage of net operating revenue, from 30.1% in 1998 to 28.5% in 1999. The Company was able to reduce or eliminate actual expenses for parking rent, office relocation, penalties and fines, and workers' compensation insurance which contributed to proportionately lower costs.

Depreciation increased from $1,655,176 in 1998 to $1,968,951 in 1999. The increase is attributable to property improvements at Womacks/Legends Casino and acquisition of new gaming equipment in Cripple Creek and Prague. Amortization of goodwill was $1,341,504 in both years.

     Interest expense decreased from $1,023,906 to $999,922, due to slightly lower borrowings and a lower weighted-average interest rate. The weighted-average interest rate was 8.64% in 1999 and 8.74% in 1998. The other items included in the caption "Other expense, net" in the consolidated statements of income, for both 1999 and 1998, are described in Note 9 to the consolidated financial statements.

     As more fully discussed in Note 8 to the consolidated financial statements, the Company recognized income tax expense of $1,746,000 in 1999 versus $123,000 in 1998. The provision in 1999 is higher than the prior year's because the 1998 provision was substantially reduced due to a nonrecurring credit of $1,003,580 resulting from the reversal of a valuation allowance against net deferred tax assets established in prior years.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, the Company had cash and cash equivalents totaling $2.5 million and net working capital of $1.1 million. Additional liquidity is available under the Company's revolving credit facility ("RCF") with Wells Fargo Bank. See Note 5 to the Consolidated Financial Statements for further information on the RCF. The Company had unused borrowing capacity under the RCF of approximately $9.2 million at December 31, 1999. Net cash provided by operations was $3.8 million in 1999 compared with $4.2 million in 1998, with the decrease primarily attributable to the cash payments for income taxes in 1999, whereas income tax payments in 1998 were reduced due to available net operating loss carryforwards. The Company used cash of $2.6 million for purchases of property and equipment in 1999, principally gaming equipment for Cripple Creek and Casino Millennium in Prague. In 1998, the Company used cash of approximately $5.2 million for purchases, of which $3.6 million was used to purchase property adjacent to Womacks/Legends Casino that was subsequently improved to provide paved parking for casino patrons.

     As more fully described in Note 5 to the consolidated financial statements, during 1998 the Company renegotiated certain terms of the RCF. Among other provisions, the maximum availability was increased from $13 million to $20 million and the interest rate structure was amended, which will further lower the Company's cost of capital if certain leverage ratios are achieved.

     In March 2000, the Company is in the final stages of negotiations with Wells Fargo Bank to increase the RCF to $26 million and extend the maturity date of the agreement until 2004. Management expects the agreement to be finalized before the end of the first quarter 2000, however, there can be no assurances that the line will be renewed or extended on the terms described herein. A portion of the proceeds of borrowings under the RCF is expected to be used for purposes described below.

     In the fall of 1999, the Company began construction of The Womacks Center, described in Item 1 "Business - Property and Project
 Descriptions - Womacks/Legends Casino, Cripple Creek, Colorado." Through December 31, 1999, the Company had incurred costs of approximately $277,000, with estimated additional costs to complete of approximately $623,000. The Company expects to complete the construction of the building through a combination of existing liquidity and anticipated cash flow.

     Management has deferred a decision on whether to proceed with the construction of a hotel and parking structure on its property across the street from Womacks/Legends Casino until it has had time to assess the impact of new hotel capacity on the Cripple Creek market. From November 1998 through September 1999, Womacks/Legends Casino had an agreement with the operator of a new local hotel whereby the casino leased a block of rooms from the hotel. The casino made these rooms available to its customers, sometimes on a complimentary basis, and provided a free shuttle service between the casino and the hotel. For the near term, the Company's property, which has been earmarked for construction of a hotel, is being used for customer parking.

     In January 1999, the Company reached a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with B. H. Centrum a.s. ("BHC"), a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue, and has provided gaming equipment for 45% of the casino's net profit. Through December 31, 1999, the Company purchased gaming equipment totaling $1,266,000 which is being leased to the casino. In January 2000, the Company entered into a memorandum of agreement with BHC to acquire the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. Any funding required by the Company to consummate this transaction would be met through a combination of existing liquidity and anticipated cash flow.

     The Company continues to pursue several gaming opportunities in South Africa. The Company is the contracted casino management partner to a consortium, Caledon Casino Bid Company (Pty) Limited ("CCBC"), which has been awarded Successful Applicant status for a gaming license in the province of the Western Cape. The final license is expected to be issued to Caledon upon the provision of the required financial guarantees. In the event that Caledon receives the license, the Company would be required to make equity and debt investments totaling approximately $4.1 million. These fundings would be accomplished through additional borrowings under the revolving credit facility. There can be no certainty, however, that Caledon will ultimately be awarded the license.

     The Company is also the contracted casino management partner to another consortium, Silverstar Development Ltd. ("Silverstar"), which is an applicant for a gaming license in the province of Gauteng, South Africa. The Company has a small equity position in Silverstar. The application process has been the subject of litigation and the successful outcome of Silverstar's application is uncertain. In the event that Silverstar would be awarded a license, the Company would be required to make an additional equity investment of approximately $1.5 million. This funding requirement would be met through borrowings under the revolving credit facility. The Company has also projected additional development costs of up to $500,000 which could be incurred by the Company related to this project.

     In 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $2 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through December 31, 1999, the Company had repurchased 1,385,000 shares at an average cost per share of $1.06. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

     Management believes that the Company's cash and working capital at December 31, 1999, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to satisfy its debt repayment obligations, fund its anticipated capital expenditures and pursue additional business growth opportunities for the foreseeable future.

     Since the beginning of 2000, the Company has not had any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue has an impact on the Company.


Item  7.     Financial  Statements.
-------      ---------------------

             See  "Index  to  Financial  Statements"  on  page  F-1  hereof.

Item  8.
-------
Changes In and Disagreements With Accountants on Accounting and Financial
--------------------------------------------------------------------------
Disclosure
----------
Not applicable.