Form 10KSB/A
period 1999-12-31
CENTURY CASINOS
filed 2000-03-13
CIK 911147

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

This Amendment includes all information required by Form 10-KSB, as certain required information was unintentionally omitted from the Registrant's previously filed Form 10-KSB.

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



                                        GAMING  REVENUE  BY  MARKET
                                               (IN  $000'S)


                              % change                  % change               % change               % change
                               Over                      Over                   Over                    Over
                     1996      Prior Year     1997      Prior Year    1998     Prior Year    1999      Prior Year
                   ---------  -----------  ---------  -----------  --------  -----------  --------  -----------
CRIPPLE CREEK.    $ 103,373    9.9%        $ 108,628     5.1%       $113,230      4.2%      $122,385     8.1%

Black Hawk        $ 219,911   12.3%        $ 234,631     6.7%       $272,008     15.9%      $354,474    30.3%

Central City      $  88,870   -5.9%        $  87,391    -1.7%       $ 93,980      7.5%      $ 73,742   -21.5%

COLORADO TOTAL    $ 412,154    7.2%        $ 430,650     4.5%       $479,218     11.3%      $550,601    14.9%



                                             CRIPPLE CREEK SLOT DATA
                                                   (IN $000'S)


                                   % change                 % change              % change              % change
                                     Over                    Over                   Over                  Over
                          1996     Prior Year   1997       Prior Year    1998     Prior Year   1999     Prior Year
                     ---------   -----------   ---------  -----------  --------  -----------  --------  -----------
Total Slot Revenue   $  97,024      11.1%     $ 102,798       6.0%     $107,690     4.8%     $117,161      8.8%
(in $'000)

Average Number
Of Slots                 4,175       8.6%         4,507       8.0%        4,369    -3.1%        4,046     -7.4%

Average Win Per
Slot Per Day               $63       2.0%           $62      -1.6%          $68     8.1%          $81     19.9%

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



                                     CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                                        (PRESENTLY "WOMACKS/LEGENDS CASINO")
                                                    (IN $000'S)


                                  % change                 % change                % change             % change
                                    Over                     Over                    Over                   Over
                          1996    Prior Year     1997      Prior Year     1998    Prior Year    1999     Prior Year
                     ----------  -----------  ----------  -----------  --------  -----------  --------  -----------
Total Slot Revenue   $  10,078      208.6%     $18,102       79.6%      $18,597       2.7%     $22,235      19.6%

Average Number
Of Slots                   342       98.8%         547       59.9%          565       3.3%         592       4.8%

Average Win Per
Slot Per Day               $80.73    55.2%         $90.67    12.3%          $90.18   -0.5%        $102.56   13.7%

Market Share in %          10.39%   177.7%         17.61%    69.5%          17.27%   -1.9%         18.91%    9.5%

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

     The Commission is empowered to issue five types of gaming and gaming related licenses. The Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict a license at any time. The license of the Company must be renewed each year. All licenses are revocable, nontransferable and valid only for the particular location initially authorized. No person, such as the Company, can have an ownership interest in more than three retail licenses. Hence, the Company's business opportunities in Colorado could be limited accordingly. All of the Company's employees involved with gaming activities must apply for and receive a support gaming license prior to commencing employment. The Commission has adopted comprehensive rules and regulations which require the Company to maintain adequate books and records and these rules also prescribe minimum operating, security and payoff procedures. The Commission has the power to deny any license or renewal thereof to any person it considers to be "unsuitable," a broad, discretionary standard. The Commission has also promulgated a list of excluded persons; it is unlawful for any person on this list to enter licensed premises or to hold shares in a licensee. Rules regarding gaming, cheating and other fraudulent practices have also been adopted, which rules the Company is obligated to police and enforce.

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




Quarter Ended          Low       High
------------------    -----      -----

March 31, 1998        $0.88     $1.25
June 30, 1998         $0.88     $1.31
September 30, 1998    $0.94     $1.13
December 31, 1998     $0.78     $1.03

March 31, 1999        $0.75     $1.31
June 30, 1999         $0.97     $1.19
September 30, 1999    $0.88     $1.03
December 31, 1999     $0.88     $1.03

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

     General and administrative expense increased from $5,850,870 in 1998 to $6,710,215 in 1999, or 14.7%, but decreased as a percentage of net operating revenue, from 30.1% in 1998 to 28.5% in 1999. The Company was able to reduce or eliminate actual expenses for parking lot rent, office relocation, penalties and fines, and workers' compensation insurance which contributed to proportionately lower costs.

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


Item  7.     Financial  Statements.
-------      ---------------------

             See  "Index  to  Financial  Statements"  on  page  F-1  hereof.

Item  8.
-------
Changes In and Disagreements With Accountants on Accounting and Financial
--------------------------------------------------------------------------
Disclosure
----------
Not applicable.

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------      -------------------------------------------------------------------
             Compliance  with  Section  16(a)  of  the  Exchange  Act.
             --------------------------------------------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act."

Item  10.  Executive  Compensation.
--------   -----------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Information Concerning Directors and Executive Officers."

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------   --------------------------------------------------------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Voting Securities."


Item  12.  Certain  Relationships  and  Related  Transactions.
--------   --------------------------------------------------

     The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Certain Relationships and Related Transactions."


Item  13.     Exhibits  and  Reports  on  Form  8-K.
--------      -------------------------------------

     a.     Exhibits  Filed  Herewith  or  Incorporated by Reference to Previous
            --------------------------------------------------------------------
            Filings  with  the  Securities  and  Exchange  Commission:
            -------------------------------------------------------

     1. The following exhibits were included with the filing of the Alpine's Form 10-KSB for the fiscal year ended December 31, 1993 and are Incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.14 Plan of Reorgani-zation and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc. and Century Casinos Management, Inc. - Filed with Form 8-K dated December
                    24,  1993  and  incorporated  by  reference therein.

     10.15 Amendments One, Two and Three to Plan of Reorganization and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc. and Century Casinos Management, Inc.


     2. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1995 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

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

      10.58          Consultancy  Agreement  -  Chalkwell  Limited.


      3. The following exhibits were filed with the Form 8-K Current Report dated July 1, 1996 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

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

      10.64 Consulting Agreement dated as of July 1, 1996, between WMCKAcquisition Corp. and James A. Gulbrandsen.

      10.65 Consulting Agreement dated as of July 1, 1996, between WMCK Acquisition Corp. and Gary Y. Findlay.

      4. The following exhibit was filed with the Form 10-QSB for the quarterly period ended March 31, 1997 and is incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

      10.68          Credit Agreement dated as of March 31, 1997, between
                     Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor").

      5. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1997 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

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

      6. The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 1998 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

      10.71 Termination of Stock Transfer and Registration Rights Agreement dated May 1, 1998, between Century Casinos, Inc. and Gary Y. Findlay

      10.72 Promissory Note dated April 30, 1998, between Century Casinos, Inc. and Gary Y. Findlay

      10.73 Termination of Stock Transfer and Registration Rights Agreement dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

      10.74 Promissory Note dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

      10.76 Casino Consulting Agreement dated March 25, 1998, by and between Rhodes Casino S.A., Century Casinos, Inc. and Playboy Gaming International Ltd.

       7. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31,1998 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------


       10.77 Third Amendment to the Credit Agreement dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 4, 1998.

       10.78 Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek ("Lessor") and WMCK Venture Corporation ("Lessee")

        8. The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 1999 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

       10.79       Casino  Services  Agreement  dated  January  4,  1999 by
                     and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s.

       10.80       Option  to  Purchase  Real Property dated March 25, 1999,
                     by and between Robert J. Elliott ("Optionor") and WMCK Venture Corp. ("Optionee").

       10.81       Letter  Amendment  to Note Agreement dated April 1, 1999,
                     by and  between  Century  Casinos,  Inc.  and  Thomas
                     Graf

        9. The following exhibit was filed with the Form 10-QSB for the quarterly period ended June 30, 1999 and is incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

       10.82       Master  Lease Agreement dated January 4, 1999 by and
                     between Casino Millennium a.s. and Century Management und Beteiligungs GmbH

       10. The following exhibit was filed with the Form 10-QSB for the quarterly period ended September 30, 1999 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

         10.83 Waiver and Release and Consulting Agreement dated October 15, 1999 by and between Norbert
                        Teufelberger  and  Century  Casinos,  Inc.

      11.          The  following  exhibits  are  filed  herewith:

     Exhibit  No.          Description
     ------------          -----------

        10.84 Marketing and Investor Relations Agreement, dated November 5, 1999, by and between Century Casinos, Inc. and advice! Investment Services GmbH, and related Warrant Agreement

        10.85 Fourth Amendment to the Credit Agreement, dated as of March 31, 1997, between Wells Fargo Bank, N.A. ("Lender"); WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. ("Borrowers"); and Century Casinos, Inc. ("Guarantor"), dated November 15, 1999

        10.86 Casino Management Agreement, dated December 3, 1999, by and between Caledon Casino Bid Company
                         (Pty) Limited and Century Casinos Africa (Pty) Ltd.

        10.87 Shareholders Agreement, dated December 3, 1999, and Addendum to the Agreement, dated December 9, 1999, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses
                         4.2.3 and 6.7 of this agreement only), Caledon Hotel Spa and Casino Resort (Pty) Limited, Fortes King Hospitality (Pty) Limited, The Overberger Country Hotel and Spa (Pty) Limited, and Senator Trust

        10.88 Memorandum of Agreement, dated January 7, 2000, by and between B. H. Centrum a.s (a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc.

        10.89 Assumption and Modification Agreement, dated February 7, 2000, by and between Marcie I. Elliott ("Optionor") and WMCK Venture Corporation ("Optionee")

        10.90 Commercial Contract to Buy and Sell Real Estate, dated November 17, 1999, by and between WMCK Venture Corporation ("Buyer") and Saskatchewan Investments, Inc. ("Seller")

        10.91 Prepayment and Release, dated January 19, 2000, by and between Switzerland County Development Corp. and Century Casinos Management, Inc.

        10.92 Amendment No. 1 to Parking Lease - Option to Purchase, dated February 17, 2000, by and between City of Cripple Creek ("Lessor") and WMCK Venture Corporation ("Lessee")

        21.              Subsidiaries  of  the  Registrant

        23.1             Consent  of  Independent  Accountants

        27.              Financial  Data  Schedule


b.     Reports  on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:
       ------------------------------------------------------------------------

       No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cripple Creek, State of Colorado on March 8, 2000.

                              CENTURY  CASINOS,  INC.

                              By:/s/  Erwin  Haitzmann
                                 ---------------------
                                   Erwin  Haitzmann,
                                   Chairman  of the
                                   Board and Chief
                                   Executive  Officer


                                   /s/  Larry  Hannappel
                                   ---------------------
                                   Larry  Hannappel,
                                   Chief  Accounting
                                   Officer (Principal
                                   Accounting  Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erwin Haitzmann, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2000.



Signature                        Title
---------                        -----

/s/  Erwin  Haitzmann           Chairman of the Board and
---------------------           Chief  Executive Officer
Erwin  Haitzmann

/s/  Peter  Hoetzinger          Vice  Chairman  of  the  Board
---------------------           and  President
Peter  Hoetzinger

/s/  James  D.  Forbes          Director
----------------------
James D. Forbes

/s/  Gottfried  Schellmann      Director
--------------------------
Gottfried  Schellmann

/s/  Robert  S.  Eichberg       Director
-------------------------
Robert  S.  Eichberg

                              CENTURY CASINOS, INC.
                  INDEX  TO  CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page  Number
                                                            ------------



  Independent Auditors' Report                                    F2
  Consolidated Balance Sheet as of December 31, 1999              F3
  Consolidated Statements of Income for the Years Ended           F4
  December 31, 1999 and 1998
  Consolidated Statements of Comprehensive Income for the         F5
  Years  Ended December 31, 1999 and 1998
  Consolidated Statements of Shareholders' Equity for the         F6
  Years  Ended December 31, 1999 and 1998
  Consolidated Statements of Cash Flows for the Years             F7
  Ended December 31, 1999 and 1998
  Notes to Consolidated Financial Statements                      F9

                                       F1

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


DELOITTE  &  TOUCHE  LLP

Denver,  Colorado
March  6,  2000


                                       F2

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
------------------------------------------




                                                                           DECEMBER 31, 1999
                                                                           -------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $        2,508,363
  Receivables                                                                         710,577
  Prepaid expenses and other                                                          343,030
                                                                           -------------------
    Total current assets                                                            3,561,970

PROPERTY AND EQUIPMENT, NET                                                        19,533,235
GOODWILL, NET                                                                       9,915,626
OTHER ASSETS                                                                        1,012,283
                                                                           -------------------
TOTAL                                                                      $       34,023,114
                                                                           ===================

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $          220,405
  Accounts payable and accrued liabilities                                          2,212,866
                                                                           -------------------
    Total current liabilities                                                       2,433,271

LONG-TERM DEBT, LESS CURRENT PORTION.                                              10,458,552
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 7)
SHAREHOLDERS' EQUITY:
  Preferred stock; $.01 par value; 20,000,000 shares
     authorized; no shares issued and outstanding
  Common stock; $.01 par value; 50,000,000 shares
     authorized; 15,861,885 shares issued; 14,476,885 shares outstanding              158,619
  Additional paid-in capital                                                       23,329,458
  Accumulated other comprehensive loss                                                (32,325)
  Accumulated deficit                                                                (860,779)
                                                                           -------------------
                                                                                   22,594,973
  Treasury stock - 1,385,000 shares, at cost                                       (1,463,682)
                                                                           -------------------
           Total shareholders' equity                                              21,131,291
                                                                           -------------------
TOTAL                                                                      $       34,023,114
                                                                           ===================


See  notes  to  consolidated  financial  statements.

                                       F3

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  INCOME
------------------------------------------


                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------

                                                        1999               1998
                                                        ----               ----
OPERATING  REVENUE:
             Casino                               $ 22,726,004      $ 19,036,621
             Food and beverage                         933,387           878,991
             Hotel                                     149,131            62,624
             Other                                     428,769           152,769
                                                  ------------      ------------
                                                    24,237,291        20,131,005
             Less promotional allowances             (653,120)         (672,153)
                                                  ------------      ------------
              Net operating revenue                 23,584,171        19,458,852
                                                  ------------      ------------
OPERATING  COSTS  AND  EXPENSES:
             Casino                                  8,877,881         7,755,733
             Food and beverage                         504,466           490,290
             Hotel                                     160,467            27,778
             General and administrative              6,710,215         5,850,870
             Depreciation and amortization           3,310,455         2,996,680
                                                  ------------      ------------
              Total operating costs and expenses    19,563,484        17,121,351
                                                  ------------      ------------
INCOME FROM OPERATIONS                               4,020,687         2,337,501

              Other expense, net                      (53,590)         (286,612)
                                                  ------------      ------------
INCOME BEFORE INCOME TAXES                           3,967,097         2,050,889

              Provision for income taxes             1,746,000           123,000
                                                  ------------      ------------
NET INCOME                                        $  2,221,097      $  1,927,889
                                                  ============      ============


INCOME PER SHARE, BASIC AND DILUTED               $       0.15      $       0.13
                                                  ============      ============

See  notes  to  consolidated  financial  statements.

                                       F4


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
---------------------------------------------------


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------

                                                             1999                1998
                                                             ----                ----

NET INCOME                                             $ 2,221,097         $ 1,927,889
  Foreign currency translation adjustments                 (17,017)             12,469
                                                       -----------         -----------
COMPREHENSIVE INCOME                                   $ 2,204,080          $1,940,358
                                                       ===========         ===========

See  notes  to  consolidated  financial  statements.

                                       F5


CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               Accumulated
                                                  Additional     Other
                             Common Stock         Paid -in    Comprehensive   Accumulated      Treasury Stock            Total
                         Shares        Amount     Capital     Income (Loss)    Deficit       Shares      Amount
                       ----------    --------   ---------    -------------    -----------    ------      ------          -----
BALANCE AT DECEMBER    15,861,885    $158,619   $24,907,543   $(27,777)       $(5,009,765)                         $20,028,620
 31, 1997

Amortization of                                      44,612                                                             44,612
 warrants issued
 to consultant

Issuance of cash and                             (1,629,000)                                                       (1,629,000)
Notes to former
principals of Gold
Creek Associates

Purchases of                                                                               1,157,100  (1,236,839)  (1,236,839)
treasury stock

Other comprehensive                                              12,469                                                12,469
 income

Net income                                                                     1,927,889                             1,927,889

                       ----------     -------    ----------     -------        ---------   ---------  ----------    ----------
BALANCE AT DECEMBER    15,861,885     158,619    23,323,155     (15,308)      (3,081,876)  1,157,100  (1,236,839)   19,147,751
31, 1998               ----------     -------    ----------     -------        ---------   ---------  ----------    ----------

Amortization of                                       6,303                                                             6,303
warrants issued
to directors

Purchases of                                                                                 227,900   (226,843)     (226,843)
treasury stock

Other comprehensive                                             (17,017)                                              (17,017)
loss

Net income                                                                   2,221,097                               2,221,097

                        ---------     --------   -----------    ---------    ----------   ---------  ------------  -----------
BALANCE AT DECEMBER    15,861,885    $158,619   $23,329,458    $(32,325)    $(860,779)   1,385,000  $(1,463,682)   $21,131,291
 31, 1999              ==========    ========   ===========    =========    ==========   =========  ============   ===========

See notes to consolidated financial statements.
                                       F6


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
-----------------------------------------


                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                               -------------------------------

                                                                                        1999           1998
                                                                                        ----           ----

CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                         $2,221,097     $1,927,889
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                    1,968,951      1,655,176
     Amortization of goodwill                                                        1,341,504      1,341,504
     Amortization of deferred financing costs                                          127,429        104,044
     Income from terminated projects, net                                           (1,040,000)      (687,128)
     (Gain) loss on disposition of assets                                                9,504        (46,169)
     Deferred tax benefit                                                              (99,000)      (499,000)
     Other noncash charges                                                               6,303         44,612
     Changes in operating assets and liabilities:
       Receivables                                                                    (513,525)       (25,238)
       Prepaid expenses and other assets                                               (47,204)        85,914
       Accounts payable and accrued liabilities                                       (131,530)       320,268
                                                                                    ----------      ----------
       Net cash provided by operating activities:                                    3,843,529      4,221,872
                                                                                    ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (2,644,756)    (5,230,734)
 Sales (purchases) of short-term investment securities, net                          1,038,496     (1,038,496)
 Proceeds from terminated projects                                                   1,040,000        981,000
 Expenditures for deposits and other assets                                           (353,265)      (638,034)
 Proceeds received from disposition of assets                                            8,200        160,482
 Payments to former principals of Gold Creek Associates                                              (534,000)
                                                                                    ----------      ----------
     Net cash used in investing activities                                            (911,325)    (6,299,782)
                                                                                    ----------      ----------

CASH  FLOW  FROM  FINANCING  ACTIVITIES:
 Proceeds  from  borrowings                                                        $12,990,550    $14,477,778
 Principal repayments and prepayment premium on borrowings                         (15,363,152)   (13,115,144)
 Deferred financing costs                                                                            (100,259)
 Purchases of treasury stock                                                          (226,843)    (1,236,839)
                                                                                    ----------      ----------
     Net cash provided by (used in) financing activities                            (2,599,445)        25,536
                                                                                    ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       332,759     (2,052,374)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       2,175,604      4,227,978
                                                                                    ----------      ----------
CASH  AND  CASH  EQUIVALENTS  AT  END  OF  YEAR                                     $2,508,363     $2,175,604
                                                                                    ==========      ==========

                                       F7

SUPPLEMENTAL  DISCLOSURE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

  Issuance of notes to former principals of Gold Creek Associates                                   $1,095,000


SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:

Interest paid by the Company was $947,000 in 1999 and $1,194,000 in 1998. Income taxes paid by the Company were $1,883,000 in 1999 and $670,000 in 1998.


See  notes  to  consolidated  financial  statements.

                                       F8

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
       Century Casinos, Inc. and subsidiaries (the "Company") own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, manage a hotel casino in Prague, Czech Republic, and regularly pursue additional gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek, Colorado, consisted of Legends Casino ("Legends"), which the Company acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P.
       ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends. Following the Company's acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino. The Company's operating revenue for both 1999 and 1998 is derived principally from its casino operations in Cripple Creek.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. Fair value is determined using quoted market prices whenever available.
       When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Except for an interest rate swap (see Note 5), which has no carrying value in the consolidated financial statements, the Company's carrying value of financial instruments approximates fair value at December 31, 1999.

       PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives or the applicable lease term, if shorter.

                                       F9

GOODWILL - Goodwill represents the excess of purchase price over net identifiable assets acquired. Goodwill recognized in the 1994 Alpine acquisition, which is not deductible for income tax purposes, has an unamortized balance of $3,122,436 at December 31, 1999, and is being amortized on a straight-line basis over 10 years. Goodwill recognized in the 1996 Gold Creek acquisition has an unamortized balance of $6,793,190 at December 31, 1999, is being amortized on a straight-line basis over 15 years, and is deductible for income tax purposes. Total accumulated amortization for all goodwill is $6,472,381 as of December 31, 1999.

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

REVENUE RECOGNITION - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided.

PROMOTIONAL ALLOWANCES - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations, and was $854,565 in 1999 and $842,305 in 1998.

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

INCOME TAXES - The Company accounts for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

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

COMPREHENSIVE INCOME - The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides for a more inclusive financial reporting measure than net income, and includes all changes in equity during the period, except those resulting from investments by, and distributions to, shareholders of the Company.

OPERATING SEGMENTS - Management considers the Company's business to presently comprise a single operating segment, as that term is defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                      F10

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. The Company will be required to adopt SFAS No. 133 no later than the first quarter of 2001. The Company is in the process of evaluating the impact that will result from the adoption of SFAS No. 133.

   RECLASSIFICATIONS - Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

3. RECEIVABLES  FROM  OFFICERS/DIRECTORS
   At December 31, 1999, the Company had outstanding receivables from officers/directors totaling $286,903, of which $195,000 is receivable in 2000 and classified as a current asset. The remaining amounts are due in 2001 and classified as other noncurrent assets. The receivables are noninterest bearing.

4. PROPERTY  AND  EQUIPMENT
   Property  and  equipment  at  December  31, 1999, consist of the following:




                                                 Estimated
                                                Service Life
                                                  in Years
                                --------------
Land                            $   8,685,495
Buildings and improvements          7,158,349     7 - 31
Gaming equipment                    6,262,530     3 - 7
Furniture and office equipment      1,471,254     5 - 7
Other equipment                       936,876     3 - 7
Capital projects in process           432,753
                                --------------
                                   24,947,257
Less accumulated depreciation      (6,334,527)
                                --------------
                                    18,612,730
Nonoperating casino and land           920,505
                                --------------
Property and equipment, net      $  19,533,235
                                ==============

   In June 1998, the Company began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90,000. The agreement contains a purchase option whereby the Company may purchase the property for $3,250,000, less cumulative lease payments ($142,500 through December 31, 1999), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

                                      F11

   In March 1999, the Company entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement, as amended on February 7, 2000, expires March 31, 2004 and provides for option payments as follows: 2000 - $37,500; 2001 - $49,000; 2002 - $24,000;
   2003 - $24,000; and 2004 - $6,000. The Company may exercise its option to purchase the property at any time during that period for a price of $1,500,000, less 50% of cumulative monthly option payments.On November 17, 1999, the Company entered into a contract to purchase two parcels of land in Cripple Creek for $1,850,000, of which $185,000 has been paid as a deposit and included in other assets in the accompanying consolidated balance sheet as of December 31, 1999. The closing date is April 17, 2000, unless extended to June 14, 2000, as permitted under certain provisions of the contract, at which time, the remainder of the purchase price is payable. The two parcels are in the immediate vicinity of the Womacks/Legends Casino and will provide additional parking capacity for the casino.

5. LONG-TERM  DEBT
   Long-term  debt  at  December  31,  1999,  consists  of  the  following:




Borrowings under revolving line of credit facility with bank       $ 9,142,911
Notes payable to former principals of Gold Creek                       583,599
Convertible debenture                                                  500,000
Note payable to founding shareholder, unsecured                        380,000
Notes payable secured by gaming equipment                               72,447
                                                                   -----------
Total long-term debt                                                10,678,957
Less current portion                                                  (220,405)
                                                                   -----------
Long-term portion                                                  $10,458,552
                                                                   ===========

   At December 31, 1999, the Company had a $20 million reducing revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo") that expires on April 1, 2001. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino, the Company's principal operating assets. The interest rate on the outstanding amount is equal to the bank's prime rate of 8.5% at December 31, 1999. The interest rate is based on the Company's leverage ratio, as defined, calculated on a trailing-four-quarters basis and adjusted quarterly. Beginning April 1, 1999, the borrowing capacity under the RCF has been reduced by $555,600 quarterly to $18.3 million as of December 31, 1999, resulting in an unused borrowing capacity at December 31, 1999 of approximately $9.2 million. Quarterly repayments of principal are required to the extent that outstanding borrowings exceed borrowing capacity at the beginning of any quarter. Based upon the balance of outstanding borrowings at December 31, 1999, and the scheduled reductions in borrowing capacity over the next 12 months, the entire balance of outstanding borrowings has been classified as long-term in the accompanying balance sheet. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments.

                                      F12

   As of March 6, 2000, the Company is in the final stages of negotiations With Wells Fargo to increase the RCF to $26 million and extend the maturity date of the agreement until 2004. The proposed agreement would also provide for quarterly principal reductions in the RCF of $722,000 beginning July 2000. Management expects the agreement to be finalized before the end of the first quarter 2000, however, there can be no assurances that the RCF will be renewed or extended on the terms described herein.

   In 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate and receives a LIBOR-based floating rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis results in an increase or decrease to interest expense. Net additional interest expense to the Company under the swap agreement in 1999 was $14,718. At December 31, 1999, termination of the interest rate swap would have resulted in a gain to the Company of approximately $326,000.

   During  the  second  quarter of 1998, the Company reached agreement with the
   two former principals of Gold    Creek to pay them a total of $1,629,000,
   consisting of cash of $534,000 and two promissory notes totaling $1,095,000, in lieu of issuing common stock as previously provided for in connection with the acquisition of Gold Creek's assets. The notes bear interest at 8.75% and require aggregate monthly payments of principal and interest of $16,100 through June 2001, at which time, the remaining aggregate principal of $356,681 is due and payable.

   On May 30, 1996, the Company issued a convertible debenture in the Principal amount of $500,000 to a private investor. The proceeds were used in financing the Gold Creek acquisition. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50,000. As of December 31, 1999, the Company has the option to prepay the debenture, in whole or in part, at 122% of the outstanding principal. The prepayment amount declines to 116% after May 30, 2000. The entire unpaid principal is due on May 30, 2001.

   In April 1999, the terms of an unsecured note payable to a founding shareholder were amended. The previously existing principal balance of $420,360, plus accrued interest of approximately $60,000, were combined into a new principal amount of $480,000. The Company concurrently made a principal repayment of $100,000. The remaining principal of $380,000 bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying the Company on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying consolidated balance sheet as of December 31, 1999.

   The Company has acquired certain of its gaming equipment subject to vendor financing at fixed rates of 10% to 10.5%.

   As of December 31, 1999, scheduled maturities of long-term debt are as follows: 2000 - $220,405 and 2001 -$10,458,552.
                                      F13

6. SHAREHOLDERS'  EQUITY
   In February 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. In October 1998, the Board voted to increase the limit on the stock repurchase program from $1 million to an aggregate of $2 million. Through December 31, 1999, the Company had repurchased 1,385,000 shares at an average cost per share of $1.06.

   In April 1994, the Board of Directors of the Company adopted the Employees' Equity Incentive Plan (the "Plan"), which was amended effective November 22, 1995, and further amended November 25, 1996. The Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan.
   The Plan provides for the issuance of up to 4,500,000 shares of common stock through the various forms of award permitted. Through December 31, 1999, only stock option awards had been granted under the Plan. Stock options may be either incentive stock options, for which the option price may not be less than fair market value at the date of grant, or nonstatutory options, which may be granted at any option price. All options must have an exercise period not to exceed ten years. Options granted to date have either one-year or two-year vesting periods.

   On February 8, 1999, the Company's Board of Directors approved the award of options on 809,000 shares of the Company's common stock under the Employees' Equity Incentive Plan. The options have an exercise price of $0.75 per share, will vest in their entirety on February 8, 2000, and have an exercise period of ten years.

   Transactions  regarding  the  Plan  are  as  follows:





                                          1999                       1998
                                    ---------------------     -----------------------
                                                Weighted-                   Weighted-
                                                 Average                     Average
                                                 Exercise                    Exercise
                                    Shares        Price        Shares         Price
Incentive Stock Options:

Outstanding at January 1          2,606,400     $1.43        2,615,400       $1.44
Granted                             809,000      0.75
Cancelled or forfeited             (508,900)     1.07           (9,000)       1.50
                                  ---------                  ---------
Outstanding at December 31        2,906,500      1.35        2,606,400        1.43
                                  =========                  =========
Options exercisable at            2,273,500     $1.44        2,584,267       $1.44
December 31                       =========                  =========

                                      F14

Summarized information regarding all options outstanding at December 31, 1999, is as follows:





                          Weighted-
             Number       Average
Exercise    Outstanding   Remaining       Exercisable
Price.      At Year End   Term in Years   At Year End
----------  -----------   -------------   -----------

$0.75           833,000        8.7            180,000
 0.94            20,000        2.8             20,000
 1.50         2,054,000        5.7          2,054,000
 1.63            30,000        6.0             30,000
 2.25             9,500        5.4              9,500
            -----------   -------------   ----------
             2,946,500.       6.5          2,293,500
            ==========    =============   ==========

   The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options granted under the Plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method recommended, but not required, by SFAS No.123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:



                                          1999               1998
                                          ----               ----

Net income              As reported   $2,221,097           $1,927,889
                        Pro forma     $1,998,097           $1,881,683

Earnings per share,
basic and diluted       As reported       $0.15                $0.13
                        Pro forma         $0.13                $0.12


   The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:




                                              1999      1998
                                          ---------  --------
Weighted-average fair value of
   options granted during the year          $0.47      $0.57
Weighted-average risk-free interest rate     5.6%        5.5%
Weighted-average expected life             10 yrs.     5 yrs.
Weighted-average expected volatility          43         67%
Weighted-average expected dividends           $0          $0

                                      F15

   In 1995, the Company entered into a consulting agreement with a third Party whereby the consultant will assist the Company, from time to time, in seeking investors and business opportunities. The agreement provides that, upon the consummation of certain transactions, the Company will issue to the consultant warrants to purchase the Company's common stock. The number of shares and exercise price are determined based on a formula, which depends upon the type and size of transaction consummated and the recent trading price of the common stock. In connection with a 1995 private placement, the Company issued warrants to the consultant for 71,428 shares exercisable at $1.05 per share. The warrants have a five-year term from the date of issue. The consulting agreement may be terminated by either party upon 30 days notice.

   In June 1996, the Company completed a private placement of 4,072,233 shares of its common stock at an average price of $1.43 per share, with proceeds, net of selling commissions, of approximately $4,470,000. In connection with this private placement, the Company issued warrants to a placement agent to purchase 150,000 shares of its common stock at $2.36 per share. The warrants expire in June 2001.

   In connection with a purchase of the Company's common stock in 1994, the Company granted to an unaffiliated third party options to acquire 230,000 shares of common stock at $3.00 per share. The options expired in March 1999.

   In connection with the business combination with Alpine, warrants were granted to certain key Alpine employees to purchase 235,000 shares of common stock at an exercise price of $3.49; in 1997, the exercise price relating to warrants covering 150,000 shares was reduced to $1.50. The warrants expired in March 1999.

   Warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.25 were issued in connection with a private placement of common stock in July 1994 and expired in June 1999.

   In 1995, the Company completed a private placement of 1,460,000 units at $1.50 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share. The warrants expired December 31, 1999.

7. COMMITMENTS,  CONTINGENCIES  AND  OTHER  MATTERS
   PRAGUE, CZECH REPUBLIC - In March 1998, the Company entered into a joint venture agreement with B. H. Centrum a.s. ("BHC"), a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s. The Company was to hold a 49% interest in the venture, which would operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. Subsequent to signing the joint venture agreement, laws governing casino licenses in the Czech Republic were amended to preclude a foreign entity from holding an equity interest in a casino license. In January 1999, the Company entered into a 20-year definitive agreement with Casino Millennium a.s., a Czech company that has secured the leasing rights from the hotel, to provide casino management services for ten percent of the casino's gross revenue, and to provide and lease to the casino certain gaming equipment for 45% of the casino's net profit. During 1999, the Company purchased and leased to Casino Millennium a.s. gaming equipment with a total cost of approximately $1.3 million. In addition, the Company advanced operating funds to the casino of approximately $208,000. In July 1999, Casino Millennium a.s. commenced operations of its casino. Through December 31, 1999, the Company earned management fee income from Casino Millennium totaling $109,000, however, no lease income was earned by the Company. At December 31, 1999, receivables in the accompanying consolidated balance sheet includes $299,110 relating to advances and management fees.

                                      F16

   Subsequent to the formation of Casino Millennium a.s., the Czech laws were again amended to permit the Czech Republic's Ministry of Finance to make exceptions to the foreign ownership restriction, thereby allowing a foreign entity to hold an equity interest in a casino license. Accordingly, in January 2000, the Company entered into a memorandum of agreement with BHC to continue the casino project on a joint venture basis with each party having a 50% equity interest. It is anticipated that this will be accomplished by the formation of a new joint venture or by the joint acquisition of Casino Millennium a.s. by the Company and BHC. The current shareholders of Casino Millennium a.s. have consented to the sale of their respective equity interests or the sale of its net assets and liabilities. It is the intention of the Company and BHC to enter into new lease and management agreements under the same terms and conditions described above. It is also expected that the Company and BHC will contribute certain casino equipment and improvements currently being leased to Casino Millennium and equalize their respective contributions to the joint venture, taking into consideration previously advanced operating funds. Management is not able to determine what, if any, additional contributions might be required by the Company in order to complete the formation of the joint venture.

   SOUTH  AFRICA-CALEDON  -  On February 16, 2000, Caledon Casino Bid Company
   (Pty) Limited ("CCBC") received the only successful applicant status from the Western Cape Gambling and Racing Board (the "Western Cape Board") for a casino project in Caledon, South Africa. The final license is expected to be issued to CCBC upon the provision, within 60 days of the award date, of the required financial guarantees and the satisfaction of certain other conditions precedent which are primarily procedural in nature. CCBC anticipates that it will be able to satisfy the conditions precedent to the award within the time stipulated. The Company's subsidiary, Century Casinos Africa (Pty) Limited ("CCA"), will have a 50% equity interest in CCBC by virtue of an agreement entered into between the Company and CCA, together with various other affiliated
   (not with the Company) entities. Pursuant to the shareholders' agreement of CCBC, upon the award of the license to and the obtaining of certain debt financing by CCBC, the Company is obligated to fund R10 million (South African Rands) of equity and R15 million in loans to CCBC (approximately $1,630,000 and $2,445,000, respectively, based on the December 31, 1999 currency exchange rate).
   In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with the CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will receive a management fee consisting of the following: (i) an amount equal to 3% (increasing to 4% and 5% in the second fiscal year of operations, variable based on levels of annual gross revenues) of annual gross revenues, as defined, and (ii) an amount equal to 7.5% of the casino's annual earnings before interest, income taxes, depreciation, amortization and certain other costs.

   SOUTH AFRICA-GAUTENG - In April 1998, the Gauteng Gambling and Betting Board (the "Gauteng Board") announced the award of the remaining two licenses for the province of Gauteng, South Africa. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, had submitted an application for a proposed $70 million, 1,700 gaming position hotel/casino resort development. Silverstar was not awarded one of the licenses. The Company recorded an impairment allowance against its entire equity investment in Silverstar in the amount of $196,022, which is included in "other expense, net" in the accompanying consolidated statement of income for the year ended December 31, 1998. Silverstar subsequently filed a legal action with the High Court of South Africa (the "High Court") challenging the decision of the Gauteng Board and the provincial government in their failure to award a casino license to Silverstar on the grounds that the decision-making process was legally deficient. In March 1999, the High Court overturned the previous license award that had been sought by Silverstar, and remanded the licensing process for the West Rand region to the provincial

                                      F17

   government. The competing license applicant appealed the ruling, but in April 1999, the High Court rejected the request for leave to appeal its March ruling. This defendant also made no request for leave to appeal with the Appeals Court, the final court of appeal. In June 1999, the Executive Council of the provincial government resolved not to concur with the Gauteng Board's recommendation of the competing applicant. In July 1999, the competing applicant instituted action in the Court seeking to overturn the Council's decision; however, the applicant has subsequently withdrawn an application requesting leave to appeal. There can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to Silverstar.

   RIVERBOAT DEVELOPMENT AGREEMENT-INDIANA - In September 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle") to conduct riverboat gaming in Switzerland County. In accordance with the terms of the sale of the Company's interest in Pinnacle in 1995, the Company received payments of $1,040,000 in 1999 and $431,000 in 1998, which are included in "other expense, net" in the accompanying consolidated statements of income. Additionally, the Company was entitled to receive installment payments of $32,000 per month for the first 60 months of the riverboat's operation; however, subsequent to 1999, the Company elected to receive an aggregate discounted payment amount of $1,380,000, which was received and recognized as "other expense, net" in 2000.

   CONSULTING  AGREEMENT-RHODES,  GREECE  -  In  1998,  the  Company reached a consulting agreement (the "current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd. ("Playboy") to assign certain of the Company's rights and delegate its responsibilities under a previously executed management and consulting agreement (the "previous agreement") pertaining to the operation of a casino on the island of Rhodes,
   Greece.   In 1998, the Company received from  Playboy  a payment of $25,000 for certain preopening services performed to date. The Company also received payments totaling $50,000 in 1999 and is to receive additional
   annual  payments  of  $50,000 in both 2000 and 2001.    The Company  will
   have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300,000 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250,000.

   SETTLEMENT  OF  NOTE  RECEIVABLE FROM TERMINATED MANAGEMENT AGREEMENT -
   In March 1998, the Company negotiated an early settlement of its note receivable from SSK Game Enterprises, Inc. ("SSK"), with respect to the Company's casino management agreement with the Soboba Band of Mission Indians in California, which agreement was terminated in August 1995. Aggregate payments received pursuant to the note from August 1995 through the date of settlement were $2,457,727, of which the final
   $550,000 was recognized in income in 1998 and is included in "other expense, net" in the accompanying consolidated statement of income for the year ended December 31, 1998. No further payments will be received under the note.

   AGREEMENT WITH FORMER OFFICER/DIRECTOR - In October 1999, in connection with the termination of an officer/director's employment, the Company entered into a noncompetition agreement with the former officer/director with a term through March 31, 2001 for consideration of twelve monthly payments of $14,000 beginning January 2000. The area covered by the noncompetition agreement includes any geographical area in which the Company is present. The Company will reflect the future monthly payments as expense over the term of the noncompetition agreement. The agreement also provides for limited consulting services to be performed by the former officer/director during 2000. The accompanying financial statements as of December 31, 1999 include noncompetition amortization expense and an accrued liability of $28,000 relating to this agreement.

                                      F18

   COLORADO DIVISION OF GAMING AUDIT - In 1998, the Colorado Division of Gaming (the "Division") conducted an audit of the Company's two Colorado gaming licenses covering the period August 1995 through July 1998. As a result of the audit, the Division alleged certain violations of Colorado gaming regulations and internal control procedures. The licensees have each entered into a Stipulation and Agreement whereby the licensees have agreed to fines totaling $120,000 and have submitted to the Division corrective action plans that are responsive to the Division's concerns. The corrective action plans have been approved by, and will be monitored for compliance by, the Division. Management believes that the licensees are in compliance with the corrective action plans.

   EMPLOYEE BENEFIT PLAN - In March 1998, the Company adopted the 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $23,633 and $16,177 to the Plan in 1999 and 1998, respectively.

   OPERATING LEASE COMMITMENTS - The Company has entered into certain Noncancelable operating leases for real property and equipment. As of December 31, 1999, future minimum lease payments under existing leases agreements are $421,000 in 2000, $337,000 in 2001, $324,000 in 2002,
   $230,000 in 2003, $192,000 in 2004 and $80,000  thereafter.  Rental expense was $574,052 in 1999 and $573,584 in 1998.

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



8. INCOME  TAXES
   The provision for income taxes, before extraordinary item, consists of the following:


                1999           1998
             -----------   ----------
Current:

Federal      $1,593,000    $ 512,000
State           252,000      110,000
             -----------   ----------
              1,845,000      622,000
             -----------   ----------
Deferred:
Federal        (90,000)     (439,000)
State           (9,000)      (60,000)
             -----------   ----------
               (99,000)     (499,000)
             -----------   ----------
             $1,746,000    $ 123,000
             ===========   ==========

                                      F19

   The provision for income taxes differs from the amount of income tax Provision calculated by applying the U.S. statutory federal income tax rate of 34% to pretax income as follows:




                                                                        1999             1998
                                                                        ----             ----

Expected federal income tax provision at statutory rate             $1,349,000         $697,000
Increase (decrease) due to:
Goodwill amortization                                                  252,000          252,000
(Income) loss of foreign subsidiary                                     (4,000)          17,000
State income taxes, net of federal benefit                             155,000           99,000
Penalties and fines                                                                      45,000
Other, net                                                              (6,000)          17,000
Change in valuation allowance                                                       (1,004,000)
                                                                     ----------     -----------
Provision for income taxes                                           $1,746,000        $123,000
                                                                     ==========     ===========

   Deferred income taxes reflect the net tax effects of temporary Differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Deferred tax assets and liabilities at December 31, 1999, consist of the following:



Deferred tax assets:
   Property and equipment - noncurrent       $439,000
   Accrued liabilities and other - current    214,000
                                             ---------
                                              653,000

Deferred tax liabilities:
   Prepaid expenses - current                 (55,000)
                                             ---------
Net deferred tax assets                      $598,000
                                             =========

   Net deferred tax assets of $159,000 and $439,000 are classified as current and noncurrent, respectively, and included in other assets in the accompanying consolidated balance sheet as of December 31, 1999.

9. OTHER  EXPENSE,  NET
   Other  expense,  net,  consists  of  the  following:




                                                1999           1998
                                                ----           ----

Interest income                           $   43,265    $   108,041
Interest expense                            (999,922)    (1,023,906)
Income from terminated projects, net       1,040,000        687,128
Amortization of deferred financing costs    (127,429)      (104,044)
Gain (loss) on disposal of equipment          (9,504)        46,169
                                          -----------    -----------
                                          $  (53,590)   $  (286,612)
                                          ===========    ===========

                                      F20

10. EARNINGS  PER  SHARE
    Basic  and  diluted  earnings  per  share  were  computed  as  follows:



                                                                    1999          1998
                                                                 -----------  ------------

Basic Earnings Per Share:
  Net income                                                     $ 2,221,097  $  1,927,889
                                                                 ===========  ============
  Weighted average common shares                                  14,631,719    15,300,516
                                                                 ===========  ============
  Basic earnings per share                                       $      0.15  $       0.13
                                                                 ===========  ============

Diluted Earnings Per Share:
  Net income, as reported                                        $ 2,221,097  $  1,927,889
   Interest expense, net of income taxes, on convertible              32,918        32,918
   Debenture                                                     -----------  ------------
  Net income available to common shareholders                    $ 2,254,015  $  1,960,807
                                                                 ===========  ============


Weighted average common shares                                    14,631,719   15,300,516
  Effect of dilutive securities:
    Convertible debenture                                            271,739       271,73
Stock options and warrants                                           216,430       63,253
                                                                 ------------  -----------
Dilutive potential common shares                                  15,119,888   15,635,508
                                                                 ============  ===========
Diluted earnings per share                                       $      0.15  $       0.13
                                                                 ============  ===========
Excluded from computation of diluted earnings per share
    due to antidilutive effect:
Options and warrants to purchase common shares                     4,616,566    5,526,009
Weighted average exercise price                                  $      1.94  $       1.99

                                      F21