Form 10QSB
period 2000-03-31
CENTURY CASINOS
filed 2000-05-11
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
              ____________ TO ___________.

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
Number of shares of common stock, $.01 par value, outstanding as of May 5, 2000:
                                     14,373,801

                                       CENTURY  CASINOS,  INC.
                                            FORM  10-QSB
                                               INDEX
                                                                               Page  Number
                                                                               ------------



PART I            FINANCIAL  INFORMATION


Item 1.           Condensed  Financial  Statements  (unaudited)


                  Condensed Consolidated Balance Sheet as of March 31, 2000           3

                  Condensed Consolidated Statements of Income for the Three           4
                  Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Comprehensive Income           5
                  for the Three Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the             6
                  Three Months Ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis                               10

PART II           OTHER INFORMATION                                                  14

                  SIGNATURES                                                         15


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
----------------------------------------------------


                                                                       March 31, 2000
                                                                      ----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $     7,537,000
Accounts receivable                                                           541,000
Prepaid expenses and other                                                    360,000
                                                                      ----------------
Total current assets                                                        8,438,000

PROPERTY AND EQUIPMENT, NET                                                19,650,000

GOODWILL, NET                                                               9,580,000

OTHER ASSETS                                                                1,010,000
                                                                      ----------------
TOTAL                                                                 $    38,678,000
                                                                      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                                    $       199,000
 Accounts payable and accrued expenses                                      2,934,000
                                                                      ----------------
Total current liabilities                                                   3,133,000

LONG-TERM DEBT, LESS CURRENT PORTION                                       13,455,000

SHAREHOLDERS' EQUITY:
 Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued or outstanding
 Common stock; $.01 par value; 50,000,000 shares authorized;
      14,483,801 shares issued and outstanding                                145,000
 Additional paid-in capital                                                21,885,000
 Accumulated other comprehensive loss - foreign currency translation          (58,000)
 Retained earnings                                                            118,000
                                                                      ----------------
Total shareholders' equity                                                 22,090,000
                                                                      ----------------
TOTAL                                                                 $    38,678,000
                                                                      ================

          See  notes  to  condensed  consolidated  financial  statements.



CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------


                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                          2000                    1999
                                                          ----                    ----

OPERATING REVENUE:
Casino                                             $   5,658,000           $   5,086,000
Food and beverage                                        228,000                 211,000
Hotel                                                     20,000                  38,000
Other                                                     94,000                  18,000
                                                   -------------           --------------
                                                       6,000,000               5,353,000
Less promotional allowances                              166,000                 160,000
                                                   -------------           --------------
        Net operating revenue                          5,834,000               5,193,000
                                                   -------------           --------------

OPERATING COSTS AND EXPENSES:
Casino                                                 2,222,000               2,123,000
Food and beverage                                         99,000                 114,000
Hotel                                                     14,000                  50,000
General and administrative                             2,032,000               1,460,000
Depreciation and amortization                            864,000                 802,000
                                                   -------------           --------------
   Total operating costs and expenses                  5,231,000               4,549,000
                                                   -------------           --------------
INCOME FROM OPERATIONS                                   603,000                 644,000
Other income (expense), net                            1,149,000                (271,000)
                                                   -------------           --------------
INCOME BEFORE INCOME TAXES                             1,752,000                 373,000
Provision for income taxes                               773,000                 183,000
                                                   -------------           --------------
NET INCOME                                         $     979,000           $     190,000
                                                   =============           ==============
EARNINGS PER SHARE:
Basic                                              $        0.07           $        0.01
                                                   =============           ==============
Diluted                                            $        0.07           $        0.01
                                                   =============           ==============


See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
---------------------------------------------------------------------------


                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                      2000                     1999
                                                      ----                     ----

NET INCOME                                      $   979,000               $   190,000
Foreign currency translation adjustments            (26,000)                  (11,000)
                                                -----------               -----------
COMPREHENSIVE INCOME                            $   953,000               $   179,000
                                                ===========               ============

See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------


                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                              2000                      1999
                                                              ----                      ----

Cash provided by operating activities                    $  1,274,000              $   734,000
                                                         ------------              ------------
Cash provided by investing activities                         788,000                  415,000
                                                         ------------              ------------
Cash provided by (used in) financing activities             2,967,000                 (706,000)
                                                         ------------              ------------
Increase in cash and cash equivalents                       5,029,000                  443,000

Cash and cash equivalents at beginning of period            2,508,000                2,176,000
                                                         ------------              ------------
Cash and cash equivalents at end of period               $  7,537,000              $ 2,619,000
                                                         ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                   $    198,000              $   297,000
Cash paid for income taxes                                      -                       12,000

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
----------------------------------------------------------------------

1.  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
    Century Casinos, Inc. and subsidiaries (the "Company") is an International gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a hotel casino in Prague, Czech Republic, and is developing and plans to manage a casino project at a hotel resort in Caledon, South Africa. The Company regularly pursues additional gaming opportunities internationally and in the United States.

    The Company's operations in Cripple Creek, Colorado began with the 1994 acquisition of Legends Casino ("Legends"), followed by the 1996 acquisition of Womack's Saloon & Gaming Parlor ("Womacks"), which is immediately adjacent to Legends. Following the acquisition of Womacks, interior renovations were undertaken on both properties to facilitate the operation and marketing of the combined properties as one casino under the name Womacks/Legends Casino.

    In July 1999, the Company began providing management services and leasing gaming equipment to the Casino Millennium, located in the five-star Marriott Hotel in Prague, Czech Republic. In January 2000, the Company entered into a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium, which acquisition is expected to occur in 2000.

    On April 13, 2000, the Company's wholly owned South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). CCBC owns a 100-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was recently awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which are expected to begin in the fourth quarter of 2000.

    The accompanying consolidated financial statements and related notes have Been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.

2.  INCOME  TAXES
    The income tax provision is based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which consists primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

3.  EARNINGS  PER  SHARE
    Basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 were computed as follows:


                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------
                                                                             2000                      1999
                                                                             ----                      ----

Basic Earnings Per Share:
Net income                                                            $   979,000                      $   190,000
                                                                      ===========                      ===========
Weighted average common shares                                         14,479,906                       14,667,285
                                                                      ===========                      ===========
Basic earnings per share                                              $      0.07                      $      0.01
                                                                      ===========                      ===========
Diluted Earnings Per Share:
Net income, as reported                                               $   979,000                      $   190,000
Interest expense, net of income taxes, on convertible debenture             9,000
                                                                      -----------                      -----------
Net income available to common shareholders                           $   988,000                      $   190,000
                                                                      ===========                      ===========

Weighted average common shares                                         14,479,906                       14,667,285
Effect of dilutive securities:
Convertible debenture                                                     271,739
Stock options and warrants                                                356,749                          154,898
                                                                      -----------                      -----------
Dilutive potential common shares                                       15,108,394                       14,822,183
                                                                      ===========                      ===========
Diluted earnings per share                                            $      0.07                      $      0.01
                                                                      ===========                      ===========

Excluded from computation of diluted earnings per share
    due to antidilutive effect:
Options and warrants to purchase common shares                          2,651,000                        5,166,009
Weighted average exercise price                                       $      1.70                      $      1.96

The convertible debenture would have had an antidilutive effect for the three months ended March 31, 1999 and, therefore, was excluded from the diluted earnings per share calculation.

4.  CALEDON,  SOUTH  AFRICA
    On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 100-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On that date, the Company's South African subsidiary, Century Casinos Africa
    (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In March 2000, in anticipation of the award of the final license, the Company borrowed approximately $4.0 million under  its  revolving  credit  facility and, in
    April 2000, the Company (through CCA) made its equity investment of approximately $1.5 million in and loans totaling approximately $2.3 million to CCBC. In December 1999, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino is expected to open in the fourth quarter of 2000 with approximately 250 slot machines and twelve gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the project.

5.  PRAGUE,  CZECH  REPUBLIC
    In January 2000, the Company entered into a memorandum of agreement with B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, which would result in the Company having a 50% equity interest in Casino Millennium, is expected to be completed in 2000. Any funding required by the Company to consummate this transaction would be met through a combination of existing liquidity and anticipated cash flow.

6.  REVOLVING  CREDIT  FACILITY
    On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank to $26 million and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722,000 beginning October 2000 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio.
    The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment.

7.  SHAREHOLDERS'  EQUITY
    In March 2000, the Company retired 1,385,000 shares of its common stock held in treasury. In April 2000, the Company repurchased and retired an additional 110,000 shares of its common stock at an average price per share of $1.76.

    In February and April 2000, the Company granted options on 40,000 and 20,000 shares, respectively, of the Company's common stock. The options have exercise prices of $1.00 and $1.75 per share, respectively, and exercise periods of five years.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2000  VS.  1999
-------------------------------------------------
Net operating revenue for the first quarter of 2000 was $5.8 million compared with $5.2 million for the same period in 1999, an increase of 12.3%. Casino revenue for Womacks/Legends Casino increased to $5.7 million in 2000 from $5.1 million in 1999, an increase of 11.2%. The increase in casino revenue was due to a combination of improvements in the mix of slot machine denominations and the Company's ongoing parking improvements for customers. The casino's share of the Cripple Creek market was 18.1% for the first quarter of 2000 compared with 18.5% a year earlier. Womacks/Legends Casino operated 15.2% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $100 versus the Cripple Creek average of $82. Gross margin for the Company's casino activities increased by $473,000, or 15.9%, and gross margin percentage increased to 60.7% from 58.3% a year earlier.

Food and beverage revenue increased 8.1% to $228,000 during the first quarter of 2000, which was commensurate with the increase in casino revenue. The cost of food and beverage promotional allowances, which is included in casino costs, decreased to $202,000 compared with $211,000 in the prior year. The decrease in hotel revenue and associated costs is a result of the termination in late 1999 of a hotel marketing agreement. During the first quarter of 2000, other operating revenue included management fee income of $84,000.

General and administrative expense as a percentage of net operating revenue was 34.1% for the first quarter of 2000 compared with 28.1% in 1999. The increase was primarily due to the writeoff of a noncompete agreement with a former officer/director in March 2000, as discussed below, and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the sale of the Company's interest in the Indiana riverboat gaming license.

Effective March 21, 2000, pursuant to instructions received from the Colorado Division of Gaming (the "Division"), the Company severed all ties with and will have no further involvement with Mr. Norbert Teufelberger, a former officer/director of the Company. Further, the Division demanded that Mr. Teufelberger surrender his casino license and that he must complete an affidavit of surrender. The Division also asked the Company to disclose to the Division Mr. Teufelberger's shareholdings in the Company and to monitor the shareholdings on an ongoing basis. In March 2000, as a result of the Division's instructions, the Company elected to pay Mr. Teufelberger a discounted amount totaling $137,000 in satisfaction of all remaining and outstanding obligations under the terms of an October 1999 agreement between the two parties. With the exception of his shareholdings, the Company no longer has any relationship with Mr. Teufelberger.

Depreciation expense increased to $529,000 during the first quarter of 2000 from $467,000 in 1999, primarily due to the addition of new machines at Womacks/Legends Casino and Casino Millennium, which opened in July 1999, and ongoing improvements to Womacks/Legends Casino, while amortization of goodwill remained unchanged at $335,000 for both periods.

Other income, net of expenses, for the first quarter of 2000 consisted of $1.4 million from the final payment received by the Company from the sale of its interest in a riverboat gaming license in Indiana, offset by net interest costs of $231,000. Other expense, net of income, for the first quarter of 1999 consisted principally of $269,000 of net interest costs.

The income tax provision for the quarters ended March 31, 2000 and 1999, was based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which consists primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents totaled $7.5 million at March 31, 2000, and the Company had net working capital of $5.3 million. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of approximately $17.7 million and unused borrowing capacity of approximately $5.6 million at March 31, 2000. For the three months ended March 31, 2000, cash provided by operating activities was $1.3 million compared with $734,000 in the prior-year period, with the increase principally due to more profitable casino operations. Cash provided by investing activities of $788,000 for the first quarter of 2000 included $1.4 million from the sale of the Company's interest in the Indiana riverboat gaming license, partially offset by fixed asset purchases of $645,000. Cash provided by financing activities for the current quarter consisted of net borrowings of $3.0 million, which was used to fund the development of the Caledon, South Africa casino in April 2000.

Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17.2 million to $26.0 million and extended the maturity date of the RCF until April 2004. The agreement provides for the availability of funds, not to exceed a total of $10.5 million, for the Company's South Africa and Casino Millennium investments and repurchase of the Company's common stock.

In January 1999, the Company reached a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with B. H. Centrum a.s. ("BHC"), a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue, and has provided gaming equipment for 45% of the casino's net profit. The Company has purchased gaming equipment totaling approximately $1.3 million which is being leased to the casino. In January 2000, the Company entered into a memorandum of agreement with BHC to acquire the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, which would result in the Company having a 50% equity interest in Casino Millennium, is expected to be completed in 2000. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow.

On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 100-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On that date, the Company's subsidiary, Century Casinos Africa (Pty) Ltd "CCA"), acquired a 50% equity interest in CCBC by making an equity investment of approximately $1.5 million in and loans totaling approximately $2.3 million to CCBC with borrowings obtained under the Company's RCF. In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino is expected to open in the fourth quarter of 2000 with approximately 250 slot machines and twelve gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project.

An application was filed in 1997 with the Gambling and Betting Board (the "Gauteng Board") in the province of Gauteng for a hotel/casino resort in the greater Johannesburg area. Silverstar Development Ltd. ("Silverstar"), the consortium to which the Company is the contracted casino management partner, and in which the Company holds a minority equity interest, submitted an application for a proposed $70 million, hotel/casino resort development with up to 1,700 gaming positions. In the event that Silverstar would be awarded a license, the Company would be required to make an additional equity investment of approximately $1.5 million. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500,000 which could be incurred by the Company related to this project. In March 2000, Silverstar entered into a settlement agreement (the "Settlement Agreement") with a competing applicant for the Johannesburg license, which provides for the withdrawal of the competing applicant's gaming license application in favor of the Silverstar application for the sixth and final gaming license to be awarded in the Gauteng province. The Settlement Agreement is subject to the approval of the Gauteng Board and provides for certain payments by Silverstar to the withdrawing applicant upon the award of the license to Silverstar. Also, Silverstar entered into a separate interim settlement agreement with the competing applicant and the Executive Council of the Gauteng province, which agreement provides for a stay in the court proceedings relating to this matter so that the Gauteng Board may give consideration to the terms of the Settlement Agreement as part of the original license application process. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to Silverstar.

In 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $2 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. Through March 31, 2000, the Company had repurchased 1,385,000 shares at an average cost per share of $1.06. In April 2000, the Company purchased 110,000 additional shares at an average cost per share of $1.76. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

Management believes that the Company's cash and working capital at March 31, 2000, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

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

Item  6. -  Exhibits  and  Reports  on  Form  8-K

           (a)  Exhibits  -  The  following  exhibit  is  filed  herewith:

                10.93 Amended  and  Restated  Credit  Agreement,  by and
                      among, WMCK Venture Corp.,  Century  Casinos
                      Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated April 21, 2000.

                10.94 Loan  Agreement  between Century Casinos Africa
                      (Proprietary) Limited, Caledon Casino Bid Company (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Century Casinos, Inc. (for purposes of clause 14.6 only), dated March 31, 2000.

                10.95 Subscription  Agreement  between  Century Casinos
                      Africa (Proprietary) Limited, Caledon Casino Bid Company (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Century Casinos, Inc. (for purposes of clause 10.6 only), dated March 31, 2000.

                27    Financial  Data  Schedule

           (b)  Reports  on  Form  8-K:

                On March 20, 2000, the Registrant filed a Report on Form 8-K, reporting that it had dismissed its principal independent accountant, Deloitte & Touche LLP, and sent requests for proposals to several other accounting firms.

                On April 6, 2000, the Registrant filed a Report on Form 8-K, reporting that it had selected Grant Thornton LLP as its principal independent accountant, replacing Deloitte & Touche LLP. It also reported the appointment of Dr. Dinah Corbaci to the Registrant's Board of Directors as a Class I director.

                On April 28, 2000, the Registrant filed a Report on Form 8-K, reporting that it had acquired a 50% interest in Caledon Casino Bid Company (Pty) Limited, a South Africa company which was recently awarded a gaming license for a casino in Caledon, province of Western Cape, South Africa.

                On May 10, 2000, the Registrant filed a Report on Form 8-K-A, amending and supplementing the information reported in its Report on Form 8-K, dated April 28, 2000.

                                  * * * * * * *


SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Secretary,
  Chief  Accounting  Officer  and  duly  authorized  officer
Date:  May  10,  2000