Form 10QSB
period 2000-06-30
CENTURY CASINOS INC /CO/
filed 2000-08-14
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            JUNE  30,  2000.
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

                  Number of shares of common stock, $.01 par value,
                         outstanding as of August 2, 2000:
                                   14,128,101

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                    Page Number
                                                                    -----------
PART  I              FINANCIAL  INFORMATION

   Item  1.          Condensed  Financial  Statements  (unaudited)         3
                     Condensed  Consolidated  Balance Sheet as of
                     June 30, 2000

                     Condensed Consolidated Statements of Income           4
                     for the Three Months Ended June 30,
                     2000 and 1999

                     Condensed  Consolidated  Statements of                5
                     Income for the Six Months Ended June 30,
                     2000 and 1999

                     Condensed  Consolidated  Statements  of               6
                     Comprehensive  Income for the Three and Six
                     Months Ended June 30, 2000 and 1999

                     Condensed  Consolidated  Statements  of               7
                     Cash Flows for the Six Months Ended June 30,
                     2000 and 1999

                     Notes to Condensed Consolidated Financial             8
                     Statements

   Item  2.          Management's  Discussion  and  Analysis              13

PART II              OTHER INFORMATION                                    16

                     SIGNATURES                                           17

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
----------------------------------------------------

                                                                       June 30, 2000
                                                                      ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $    3,523,000
  Accounts receivable                                                        889,000
  Prepaid expenses and other                                                 687,000
                                                                      ---------------
    Total current assets                                                   5,099,000

PROPERTY AND EQUIPMENT, NET                                               26,132,000
GOODWILL, NET                                                              9,245,000
OTHER ASSETS                                                               3,038,000
                                                                      ---------------
TOTAL                                                                 $   43,514,000
                                                                      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                   $      775,000
  Accounts payable and accrued expenses                                    2,593,000
                                                                      ---------------
   Total current liabilities                                               3,368,000
                                                                      ---------------
LONG-TERM DEBT, LESS CURRENT PORTION                                      16,878,000
                                                                      ---------------
MINORITY INTEREST                                                          1,503,000
                                                                      ---------------

SHAREHOLDERS' EQUITY:
  Preferred stock; $.01 par value; 20,000,000 shares
   authorized; no shares issued or outstanding
  Common stock; $.01 par value; 50,000,000 shares authorized;
   14,373,801 shares issued; 14,200,801 shares outstanding                   144,000
  Additional paid-in capital                                              21,764,000
  Accumulated other comprehensive loss - foreign currency translation       (352,000)
  Retained earnings                                                          514,000
                                                                      ---------------
                                                                          22,070,000
  Treasury stock; 173,000 shares                                            (305,000)
                                                                      ---------------
   Total shareholders' equity                                             21,765,000
                                                                      ---------------
TOTAL                                                                 $   43,514,000
                                                                      ===============

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------

                                                  For the Three Months Ended June 30,
                                                  -----------------------------------
                                                     2000                     1999
                                                     ----                     ----


OPERATING REVENUE:
  Casino                                         $  5,951,000           $  5,413,000
  Food and beverage                                   315,000                209,000
  Hotel                                                56,000                 40,000
  Other                                                64,000                 37,000
                                                 --------------         -------------
                                                    6,386,000              5,699,000
  Less promotional allowances                         174,000                147,000
                                                 --------------         -------------
   Net operating revenue                            6,212,000              5,552,000
                                                 --------------         -------------

OPERATING COSTS AND EXPENSES:
  Casino                                            2,250,000              2,261,000
  Food and beverage                                   144,000                124,000
  Hotel                                                49,000                 53,000
  General and administrative                        1,785,000              1,496,000
  Depreciation and amortization                       932,000                797,000
                                                 --------------         -------------
   Total operating costs and expenses               5,160,000              4,731,000
                                                 --------------         -------------

INCOME FROM OPERATIONS                              1,052,000                821,000
  Other income (expense), net                       (288,000)               (306,000)
                                                 --------------         -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      764,000                515,000
  Provision for income taxes                          399,000                244,000
                                                 --------------         -------------
INCOME BEFORE MINORITY INTEREST                       365,000                271,000
  Minority interest in subsidiary                      31,000
  (earnings) losses                              --------------         -------------
NET INCOME                                       $    396,000           $    271,000
                                                 ==============         =============

EARNINGS PER SHARE:
  Basic                                          $       0.03           $       0.02
                                                 ==============         =============
Diluted                                          $       0.03           $       0.02
                                                 ==============         =============


  See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------

                                                     For the Six Months Ended June 30,
                                                        2000                1999
                                                        ----                ----

OPERATING REVENUE:
  Casino                                           $ 11,609,000         $ 10,499,000
  Food and beverage                                     543,000              420,000
  Hotel                                                  76,000               78,000
  Other                                                 158,000               55,000
                                                   ------------         -------------
                                                     12,386,000           11,052,000
  Less promotional allowances                           340,000              307,000
                                                   ------------         -------------
   Net operating revenue                             12,046,000           10,745,000
                                                   ------------         -------------

OPERATING COSTS AND EXPENSES:
  Casino                                              4,472,000            4,384,000
  Food and beverage                                     243,000              238,000
  Hotel                                                  63,000              103,000
  General and administrative                          3,817,000            2,956,000
  Depreciation and amortization                       1,796,000            1,599,000
                                                   ------------         -------------
   Total operating costs and expenses                10,391,000            9,280,000
                                                   ------------         -------------

INCOME FROM OPERATIONS                                1,655,000            1,465,000
  Other income (expense), net                           861,000             (577,000)
                                                   ------------         -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      2,516,000              888,000
  Provision for income taxes                          1,172,000              427,000
                                                   ------------         -------------
INCOME BEFORE MINORITY INTEREST                       1,344,000              461,000
  Minority interest in subsidiary                        31,000
  (earnings) losses                                ------------         -------------
NET INCOME                                         $  1,375,000         $    461,000
                                                   ============         =============

EARNINGS PER SHARE:
  Basic                                            $       0.10         $       0.03
                                                   ============         =============
Diluted                                            $       0.09         $       0.03
                                                   ============         =============

  See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
---------------------------------------------------------------------------

                                                  For the Three Months Ended June 30,
                                                  -----------------------------------
                                                    2000                      1999
                                                    ----                      ----
NET INCOME                                     $   396,000               $   271,000
Foreign currency translation adjustments          (294,000)                  (19,000)
                                               ------------              ------------
COMPREHENSIVE INCOME                           $   102,000               $   252,000
                                               ============              ============


                                                  For the Six Months Ended June 30,
                                                  ---------------------------------
                                                    2000                      1999
                                                    ----                      ----

NET INCOME                                     $ 1,375,000               $   461,000
Foreign currency translation adjustments          (320,000)                  (30,000)
                                               ------------              ------------
COMPREHENSIVE INCOME                           $ 1,055,000               $   431,000
                                               ============              ============


  See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------


                                                     For the Six Months Ended June 30,
                                                     ---------------------------------
                                                          2000                 1999
                                                          ----                 ----


Cash provided by operating activities                  $  1,474,000      $  1,364,000


Cash used in investing activities                        (4,496,000)         (372,000)

Cash provided by (used in) financing activities           4,037,000        (1,156,000)
                                                       ------------      -------------
Increase (Decrease) in cash and cash equivalents          1,015,000          (164,000)

Cash and cash equivalents at beginning of period.         2,508,000         2,175,000
                                                       ------------      -------------

Cash and cash equivalents at end of period             $  3,523,000      $  2,011,000
                                                       ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                 $    432,000      $    360,000
Cash paid for income taxes                                  910,000           492,000



NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
In connection with the Company's acquisition of CCBC (see Note 4), the minority shareholder contributed fixed assets valued at $3,836,000 in exchange for a note payable to the minority shareholder of $2,302,000 and an equity interest of $1,534,000.

  See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
----------------------------------------------------------------------

1.  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
    Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a casino within a hotel located in Prague, Czech Republic, owns 50% of, is developing, and plans to manage a hotel and casino resort in Caledon, South Africa, and serves as concessionaire of small casinos on luxury cruise vessels. The Company regularly pursues additional gaming opportunities internationally and in the United States.

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

    In July 1999, the Company began providing management services and leasing gaming equipment to the Casino Millennium, located in the five-star Marriott Hotel in Prague, Czech Republic. In January 2000, the Company entered into a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium.

    In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). CCBC owns a 100-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was recently awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which are expected to begin in the fourth quarter of 2000.

    In May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company will operate the casinos for its own account and pay concession fees based on passenger count and gross gaming revenue. Operations are expected to begin late in the third quarter. As of June 30, 2000, the Company has not recognized any earnings from this agreement.

    The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.

2.  INCOME  TAXES
    The income tax provisions are based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

3.  EARNINGS  PER  SHARE
    Basic and diluted earnings per share for the three months ended June 30, 2000 and 1999 were computed as follows:



                                            For the Three Months Ended June 30,
                                            -----------------------------------
                                                 2000                 1999
                                                 ----                 ----



Basic  Earnings  Per  Share:
  Net income                               $    396,000          $    271,000
                                           ============          =============
  Weighted average common shares             14,318,779            14,659,785
                                           ============          =============
  Basic earnings per share                 $       0.03          $       0.02
                                           ============          =============

Diluted  Earnings  Per  Share:
  Net income, as reported                  $    396,000          $    271,000
  Interest  expense,  net  of  income             8,000
  taxes,  on  convertible  debenture       ------------          -------------
  Net income available to common           $    404,000          $    271,000
  shareholders                             ============          =============

  Weighted average common shares             14,318,779            14,659,785
   Effect  of  dilutive  securities:
     Convertible  debenture                     271,739
     Stock options and warrants                 752,521               276,504
                                           ------------          -------------
  Dilutive potential common shares           15,343,039            14,936,289
                                           ============          =============
  Diluted earnings per share               $       0.03          $       0.02
                                           ============          =============

  Excluded from computation of diluted
   earnings per share due  to
   antidilutive  effect:
    Options and warrants to purchase            535,000             3,977,400
    common shares
    Weighted average exercise price        $       2.43          $       1.90

    Basic and diluted earnings per share for the six months ended June 30, 2000 and 1999 were computed as follows:


                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                 2000                 1999
                                                 ----                 ----

Basic  Earnings  Per  Share:
  Net income                                $  1,375,000        $     461,000
                                            ============        ==============
  Weighted average common shares              14,399,342           14,663,535
                                            ============        ==============
  Basic earnings per share                  $       0.10        $        0.03
                                            ============        ==============

Diluted  Earnings  Per  Share:
  Net income, as reported                   $  1,375,000        $     461,000
  Interest  expense,  net  of  income             16,000
  taxes,  on  convertible debenture         ------------        --------------
  Net income available to common            $  1,391,000        $     461,000
  shareholders                              ============        ==============

  Weighted average common shares              14,399,342           14,663,535
   Effect  of  dilutive  securities:
     Convertible  debenture                      271,739
     Stock options and warrants                  440,414              219,909
                                            ------------        --------------
  Dilutive potential common shares            15,111,495           14,883,444
                                            ============        ==============
  Diluted earnings per share                $       0.09        $        0.03
                                            ============        ==============

  Excluded from computation of diluted
   earnings per share due to
   antidilutive effect:
     Options and warrants to purchase            565,000            4,048,828
     common shares     565,000
     Weighted average exercise price        $       2.39          $      1.89


    The convertible debenture would have had an antidilutive effect for the three months and six months ended June 30, 1999 and, therefore, was excluded from the diluted earnings per share calculation.

4.  CALEDON,  SOUTH  AFRICA
    On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 100-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's South African subsidiary, Century Casinos Africa
    (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In March 2000, in anticipation of the award of the final license, the Company borrowed approximately $4.0 million under its revolving credit facility and, in April 2000, the Company (through CCA) made its equity investment of approximately $1,534,000 in and a loan of approximately $2,302,000 to CCBC. In a concurrent transaction, another 50% investor contributed and sold fixed assets to CCBC in exchange for a 50% equity investment of approximately

    $1,534,000 and a loan payable of approximately $2,302,000. The acquisition of CCBC by the Company and the other investor has been recorded using the purchase method of accounting.

    In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which agreement provides for a principal loan of approximately $6,200,000 to fund development of the Caledon project and a working capital facility of approximately $2,100,000. CCBC is required to make principal payments beginning January 2002 and continuing over a five-year period. Outstanding borrowings bear interest at the bank's base rate plus 2.75-3.75%. The shareholders of CCBC have pledged all of the ordinary shares held by them in CCBC to PSGIB as collateral. As of June 30, 2000, no advances have been made against the loan agreement.

    In December 1999, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs.
    The casino is expected to open in the fourth quarter of 2000 with approximately 250 slot machines and fourteen gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the project.

    The Company believes it has a controlling financial interest in CCBC and has thus consolidated the financial statements of CCBC with CCA based on its interpretation of the provisions of EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

5.  PRAGUE,  CZECH  REPUBLIC
    In January 2000, the Company entered into a memorandum of agreement with B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of existing liquidity and anticipated cash flow.

6.  REVOLVING  CREDIT  FACILITY
    On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank to $26 million and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722,000 beginning October 2000 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The consolidated weighted average interest rate on all borrowings was 8.77% for the first six months of 2000.

7.  CASINO  CONCESSION  AGREEMENT
    In May 2000, the Company entered into a five-year casino concession Agreement with a cruise line for casino operations aboard four cruise vessels. The Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. The agreement requires the Company to provide all necessary gaming equipment, which management estimates will have a cost of approximately $500,000. Operations are expected to begin late in the third quarter.

8.  SHAREHOLDERS'  EQUITY
    In March 2000, the Company retired 1,385,000 shares of its common stock held in treasury. During the second quarter of 2000, the Company repurchased, on the open market, an additional 283,000 shares of its common stock at an average price per share of $1.76, of which 110,000 shares were also retired during the second quarter of 2000. The Company held 173,000 shares in treasury as of June 30, 2000. Subsequent to June 30, 2000, the Company purchased, on the open market, 77,500 additional shares of it common stock at an average per share price of $1.91.

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

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2000  VS.  1999
----------------------------------------------
Net operating revenue for the first half of 2000 was $12.0 million compared with $10.7 million for the same period in 1999, an increase of 12.1%. Casino revenue for Womacks/Legends Casino increased from $10.5 million in 1999 to $11.6 million in 2000, or 10.6%. The increase was due to continuing efforts to optimize all operational aspects of the casino. The casino's share of the Cripple Creek market was 18.1 % for the first half of 2000 compared with 18.5% a year earlier. Womacks/Legends Casino operated 15.1% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $104 versus the Cripple Creek average of $84. Gross margin for the Company's casino activities increased to 61.5% from 58.2% a year earlier, due principally to more favorable gaming tax rates and continued improvement in casino operating efficiencies.

Food and beverage revenue increased by 29.3% to $543,000 in the first half of 2000 compared with $420,000 in 1999. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which is included in casino costs, decreased slightly to $408,000 compared with $421,000 in the prior year. The decrease in hotel revenue and associated costs is a result of the termination of a hotel marketing agreement in late 1999.

General and administrative expense as a percentage of net operating revenue was 31.7% for the first half of 2000 compared with 27.5% in 1999. The increase was primarily due to the writeoff of a noncompete agreement with a former officer/director in March 2000 and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the sale of the Company's interest in the Indiana riverboat gaming license.

Depreciation expense increased to $1.1 million in the 2000 period from $928,000 in 1999, primarily due to the addition of new machines at Womacks/Legends Casino and Casino Millennium, which opened in July 1999, and ongoing improvements to Womacks/Legends Casino. Amortization of goodwill remained unchanged at $671,000 for both periods.

Other income, net, for the first half of 2000 consists of $1.4 million from the final payment received in January by the Company from the sale of its interest in a riverboat gaming license in Indiana, offset by net interest costs of $514,000. Other expense, net, for the first half of 1999 primarily consisted of net interest costs $574,000.

The income tax provisions for the six months ended June 30, 2000 and 1999, are based on estimated full-year income for financial reporting purposes adjusted for permanent book-tax differences, consisting primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES
Cash and cash equivalents totaled $3.5 million at June 30, 2000, and the Company had net working capital of $1.7 million. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26.0 million and unused borrowing capacity of approximately $12.1 million at June 30, 2000. For the six months ended June 30, 2000, cash provided by operating activities was $1.5 million compared with $1.4 million in the prior-year period. Cash used by investing activities of $4.5 million for the first half of 2000 included $1.9 million in capitalized licensing cost related to the hotel and casino resort in Caledon, South Africa, $2.0 million for the purchase of land for additional parking in Cripple Creek, and $1.8 million towards the construction of the Womacks Event Center and the purchase of other fixed assets, offset by $1.4 million from the sale of the Company's interest in an Indiana riverboat gaming license. Cash provided by financing activities for the first half of 2000 consisted of net borrowings of $4.5 million under the RCF with Wells Fargo, offset by the repurchase of company's stock, on the open market, with a cost of $499,000.

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

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.3 million, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium.
Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow.

On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 100-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC by making an equity investment of approximately $1.5 million in and loans totaling approximately $2.3 million to CCBC with borrowings obtained under the Company's RCF. The Company has a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino is expected to open in the fourth quarter of 2000 with approximately 250 slot machines and fourteen gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project. In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited, which agreement provides for a principal loan of approximately $6.2 million to fund development of the Caledon project and a working capital facility of approximately $2.1 million. As of June 30, 2000, no advances have been made against the loan agreement.

The Company is the contracted casino management partner with and owns a minority equity interest in Silverstar Development Ltd. ("Silverstar"). Silverstar has submitted an application for a proposed $70 million, hotel/casino resort development in the greater Johannesburg area of South Africa. In the event that Silverstar is awarded a license, the Company would be required to make an additional equity investment of approximately $1.5 million. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500,000 which could be incurred by the Company related to this project. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to Silverstar.

In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The
Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. The agreement requires the Company to provide all necessary gaming equipment, which the Company expects to purchase during the second half of 2000 at an estimated cost of approximately $500,000.

The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first half of 2000, the Company purchased 283,000 additional shares at an average cost per share of $1.76. Beginning in 1998 and through June 30, 2000, the Company has repurchased a total of 1,668,000 shares at a total cost of approximately $1,963,000. In July 2000, the Company repurchased an additional 77,500 shares at a total cost of approximately $148,000. Management plans to retire all treasury shares on a periodic basis. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

Management believes that the Company's cash and working capital at June 30, 2000, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.


                         * * * * * * * * * * * * * * * *

PART  II

OTHER  INFORMATION

Item   1. - Legal  Proceedings
            The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item   4. - Submission  of  Matters  to  a  Vote  of  Security  Holders
            The 2000 annual meeting of the stockholders of the Company was held on June 15, 2000. At the annual meeting, (i) the two Class III directors to the Board, Erwin Haitzmann and Gottfried Schellmann, were elected to the Board for a three-year term and (ii) a proposal to ratify the First Supplement to Rights Agreement to allow for additional accumulation of the Company's shares by a non-adverse group, as defined, without an automatic triggering or implementation of the rights plan, was adopted by the stockholders of the Company. On the proposal to elect the Class III directors, the votes were: Erwin Haitzmann, 8,137,679 for, 38,196 against, and 4,384 abstained;  Gottfried Schellmann, 8,137,679  for,  38,196
            against, and 4,384 abstained. On the proposal with respect to the ratification of the First Supplement to Rights Agreement:
            8,138,778  for,  36,852  against,  and  4,629  abstained.

Item   6. - Exhibits  and  Reports  on  Form  8-K

           (a)  Exhibits  -  The  following  exhibits  are  filed  herewith:

                10.96 Loan Agreement, dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited

                10.97 Subordination, Cession and Pledge Agreement, dated April 13, 2000, between PSG Investment Bank Limited, Century Casinos Africa (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Caledon Casino Bid Company (Proprietary) Limited

                27           Financial  Data  Schedule

           (b)               Reports  on  Form  8-K:
                             On April 6, 2000, the Registrant filed a Report on Form 8-K, reporting that it had selected Grant Thornton LLP as its principal independent accountant, replacing Deloitte & Touche LLP. It also reported the appointment of Dr. Dinah Corbaci to the Registrant's Board of Directors as a Class I director.

                             On April 28, 2000, the Registrant filed a Report on Form 8-K, reporting that it had acquired a 50% interest in Caledon Casino Bid Company (Pty) Limited, a South African company which was recently awarded a gaming license for a casino in Caledon, province of Western Cape, South Africa.

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

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  August  2,  2000