Form 10QSB
period 2000-09-30
CENTURY CASINOS INC /CO/
filed 2000-10-27
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM ____________  TO ___________
 .

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

                 200-220  E.  Bennett  Ave., Cripple Creek, Colorado 80813
                 ---------------------------------------------------------
                     (Address  of  principal  executive offices)

                                   (719)  689-9100
                                   ---------------
                                   (Phone  Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past 90 days. Yes X   No
                                                                    ----    ----
Number of shares of common stock, $.01 par value, outstanding as of
October 24, 2000:
                                   14,033,276

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART  I      FINANCIAL  INFORMATION

Item  1.     Condensed  Financial  Statements  (unaudited)

             Condensed Consolidated Balance Sheet as of                     3
             September 30, 2000

             Condensed Consolidated Statements of Income for the            4
             Three Months Ended September 30, 2000 and 1999

             Condensed Consolidated Statements of Income for the            5
             Nine Months Ended September 30, 2000 and 1999

             Condensed Consolidated Statements of Comprehensive             6
             Income for the Three and Nine Months Ended
             September 30, 2000 and 1999

             Condensed Consolidated Statements of Cash Flows                7
             for the Nine Months Ended September 30, 2000 and 1999

             Notes to Condensed Consolidated Financial Statements           8

Item 2.      Management's Discussion and Analysis                          13


PART II      OTHER INFORMATION                                             16

             SIGNATURES                                                    16


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
----------------------------------------------------
                                                                      September 30, 2000
                                                                      --------------------
ASSETS

Current Assets:
   Cash and cash equivalents                                          $         3,345,000
   Accounts receivable                                                            582,000
   Prepaid expenses and other                                                     648,000
                                                                      --------------------
     Total current assets                                                       4,575,000

Property and Equipment, net                                                    28,730,000

Goodwill, net                                                                   8,909,000

Other Assets                                                                    3,081,000
                                                                      --------------------
Total                                                                 $        45,295,000
                                                                      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                  $           874,000
   Accounts payable and accrued expenses                                        2,905,000
                                                                      --------------------
     Total current liabilities                                                  3,779,000
                                                                      --------------------
Long-Term Debt, less current portion                                           18,136,000
                                                                      --------------------
Minority Interest                                                               1,287,000
                                                                      --------------------

Shareholders' Equity:
   Preferred stock; $.01 par value; 20,000,000 shares
    authorized; no shares issued or outstanding
   Common stock; $.01 par value; 50,000,000 shares authorized;
    14,485,776 shares issued; 14,085,276 shares outstanding                       144,000
   Additional paid-in capital                                                  21,967,000
   Accumulated other comprehensive loss - foreign currency translation           (649,000)
   Retained earnings                                                            1,344,000
                                                                      --------------------
                                                                               22,806,000
   Treasury stock - 400,500 shares, at cost                                      (713,000)
                                                                      --------------------
     Total shareholders' equity                                                22,093,000
                                                                      --------------------
Total                                                                 $        45,295,000
                                                                      ====================

See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME (UNAUDITED)
-----------------------------------------------------------
                                                                For the Three Months Ended September 30,
                                                                -----------------------------------------
                                                                       2000                      1999
                                                                       ----                      ----


Operating Revenue:
   Casino                                                         $   6,876,000           $   6,436,000
   Food and beverage                                                    369,000                 281,000
   Hotel                                                                 47,000                  55,000
   Other                                                                 89,000                 111,000
                                                                  --------------          --------------
                                                                      7,381,000               6,883,000
  Less promotional allowances                                           191,000                 179,000
                                                                  --------------          --------------
     Net operating revenue                                            7,190,000               6,704,000
                                                                  --------------          --------------

Operating Costs and Expenses:
   Casino                                                             2,692,000               2,222,000
   Food and beverage                                                    224,000                 160,000
   Hotel                                                                180,000                  49,000
   General and administrative                                         1,689,000               1,655,000
   Depreciation and amortization                                        851,000                 848,000
                                                                  --------------          --------------
     Total operating costs and expenses                               5,636,000               4,934,000
                                                                  --------------          --------------

Income from Operations                                                1,554,000               1,770,000
  Other income (expense), net                                          (328,000)                765,000
                                                                  --------------          --------------
Income before Income Taxes and Minority Interest                       1,226,000              2,535,000
   Provision for income taxes                                            613,000              1,079,000
                                                                  --------------          --------------
Income before Minority Interest                                          613,000              1,456,000
Minority interest in subsidiary losses                                   217,000                      0
                                                                  --------------          --------------
Net Income                                                        $      830,000          $   1,456,000
                                                                  ==============          ==============

Earnings Per Share:
  Basic                                                           $         0.06          $        0.10
                                                                  ==============          ==============
  Diluted                                                         $         0.06          $        0.10
                                                                  ==============          ==============


See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                       2000                     1999
                                                                       ----                     ----
Operating Revenue:
  Casino                                                         $   18,485,000         $   16,935,000
  Food and beverage                                                     912,000                701,000
  Hotel                                                                 123,000                133,000
  Other                                                                 247,000                166,000
                                                                 ---------------        ---------------
                                                                     19,767,000             17,935,000
  Less promotional allowances                                           531,000                485,000
                                                                 ---------------        ---------------
     Net operating revenue                                           19,236,000             17,450,000
                                                                 ---------------        ---------------
Operating Costs and Expenses:
  Casino                                                              7,164,000              6,606,000
  Food and beverage                                                     467,000                398,000
  Hotel                                                                 243,000                153,000
  General and administrative                                          5,573,000              4,611,000
  Depreciation and amortization                                       2,580,000              2,447,000
                                                                 ---------------        ---------------
     Total operating costs and expenses                              16,027,000             14,215,000
                                                                 ---------------        ---------------
Income from Operations                                                3,209,000              3,235,000
  Other income (expense), net                                           533,000                188,000
                                                                 ---------------        ---------------
Income before Income Taxes and Minority Interest                      3,742,000              3,423,000
  Provision for income taxes                                          1,785,000              1,506,000
                                                                 ---------------        ---------------
Income before Minority Interest                                       1,957,000              1,917,000
  Minority interest in subsidiary losses                                248,000                      0
                                                                 ---------------        ---------------
Net Income                                                       $    2,205,000         $    1,917,000
                                                                 ===============        ===============
Earnings Per Share:
  Basic                                                          $         0.15         $         0.13
                                                                 ===============        ===============
  Diluted                                                        $         0.15         $         0.13
                                                                 ===============        ===============

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
---------------------------------------------------------------------------

                                                          For the Three Months Ended September 30,
                                                          ----------------------------------------
                                                                 2000                  1999
                                                                 ----                  ----

Net Income                                                $     830,000             $   1,456,000
Foreign currency translation adjustments                       (297,000)                    4,000
                                                          --------------            --------------
Comprehensive Income                                      $     533,000             $   1,460,000
                                                          ==============            ==============


                                                          For the Nine Months Ended September 30,
                                                          ---------------------------------------
                                                                 2000                  1999
                                                                 ----                  ----

Net Income                                                $   2,205,000             $   1,917,000
Foreign currency translation adjustments                       (617,000)                  (26,000)
                                                          --------------            --------------
Comprehensive Income                                      $   1,588,000             $   1,891,000
                                                          ==============            ==============

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
-----------------------------------------------------------------

                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                           2000                   1999
                                                                           ----                   ----


Cash provided by operating activities                              $   3,094,000            $   3,346,000
                                                                   --------------           --------------
Cash provided by (used in) investing activities                       (7,166,000)                 233,000
                                                                   --------------           --------------
Cash provided by (used in) financing activities                        4,909,000               (2,413,000)
                                                                   --------------           --------------
Increase in cash and cash equivalents                                    837,000                1,166,000

Cash and cash equivalents at beginning of period                       2,508,000                2,176,000
                                                                   --------------           --------------
Cash and cash equivalents at end of period                         $   3,345,000            $   3,342,000
                                                                   ==============           ==============

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                             $     784,000            $     696,000

Cash paid for income taxes                                         $   1,336,000            $     736,000

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

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
----------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
     Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a casino within a hotel located in Prague, Czech Republic, owns 50% of, is developing, and manages a hotel and casino resort in Caledon, South Africa, and serves as concessionaire of small casinos on luxury cruise vessels. The
     Company regularly pursues additional gaming opportunities internationally and in the United States.

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

     In July 1999, the Company began providing management services and leasing gaming equipment to the Casino Millennium, located in the five-star Marriott Hotel in Prague, Czech Republic. In January 2000, the Company entered into a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium. The Company is in the process of negotiating a definitive purchase agreement.

     In  April  2000,  the  Company's  South African subsidiary acquired a
     50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). CCBC owns a 92-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was recently awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which began on October 11, 2000.

     In May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company will operate the casinos for its own account and pay concession fees based on passenger count and gross gaming revenue. On September 18, 2000 the Company announced the opening of the first of four casinos with 55 gaming positions. In August 2000, the Company entered into a five-year agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. The Company will operate the casino for its own account and pay concession fees based on gross gaming revenue. The maiden voyage is expected early in 2002.

     The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.

2.   INCOME  TAXES

     The income tax provisions are based on estimated full-year income for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

3.   EARNINGS  PER  SHARE

     Basic and diluted earnings per share for the three months ended September 30, 2000 and 1999 were computed as follows:

                                                                               For the Three Months Ended September 30,
                                                                               ----------------------------------------
                                                                                       2000                   1999
                                                                                       ----                   ----

Basic Earnings Per Share:
  Net income                                                                   $     830,000             $   1,456,000
                                                                               =============             ==============
  Weighted average common shares                                                  14,125,496                14,649,752
                                                                               =============             ==============
  Basic earnings per share                                                     $        0.06             $        0.10
                                                                               =============             ==============

Diluted Earnings Per Share:
  Net income, as reported                                                      $     830,000             $   1,456,000
   Interest expense, net of income taxes, on convertible debenture                     6,000                     8,300
                                                                               -------------             --------------
  Net income available to common shareholders                                  $     836,000             $   1,464,300
                                                                               =============             ==============
  Weighted average common shares                                                  14,125,496                14,649,752
   Effect of dilutive securities:
     Convertible debenture                                                           204,395                   271,739
     Stock options and warrants                                                      681,710                   174,748
                                                                               -------------             --------------
  Dilutive potential common shares                                                15,011,601                15,096,239
                                                                               =============             ==============
  Diluted earnings per share                                                   $        0.06             $        0.10
                                                                               =============             ==============
  Excluded from computation of diluted earnings per share
   due to antidilutive effect:
     Options and warrants to purchase common shares                                  535,000                 3,774,928
     Weighted average exercise price                                           $        2.43             $        1.92

     Basic and diluted earnings per share for the nine months ended September 30, 2000 and 1999 were computed as follows:

                                                                               For the Nine Months Ended September 30,
                                                                              ----------------------------------------
                                                                                       2000                   1999
                                                                                       ----                   ----

Basic Earnings Per Share:
  Net income                                                                    $   2,205,000           $   1,917,000
                                                                                ==============          ==============
  Weighted average common shares                                                   14,308,060              14,658,941
                                                                                ==============          ==============
  Basic earnings per share                                                      $        0.15           $        0.13
                                                                                ==============          ==============

Diluted Earnings Per Share:
  Net income, as reported                                                       $   2,205,000           $   1,917,000
   Interest expense, net of income taxes, on convertible debenture                     23,000                  25,000
                                                                                --------------          --------------
  Net income available to common shareholders                                   $   2,228,000           $   1,942,000
                                                                                ==============          ==============
  Weighted average common shares                                                   14,308,060              14,658,941
   Effect of dilutive securities:
     Convertible debenture                                                            249,127                 271,739
     Stock options and warrants                                                       516,019                 172,406
                                                                                --------------          --------------
  Dilutive potential common shares                                                 15,073,206              15,103,086
                                                                                ==============          ==============
  Diluted earnings per share                                                    $        0.15           $        0.13
                                                                                ==============          ==============
  Excluded from computation of diluted earnings per share
   due to antidilutive effect:
     Options and warrants to purchase common shares                                   565,000               3,774,928
     Weighted average exercise price                                            $        2.39           $        1.92


4.   CALEDON,  SOUTH  AFRICA
     On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's South African subsidiary, Century Casinos Africa
     (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In March 2000, in anticipation of the award of the final license, the Company borrowed approximately $4.0 million under its revolving credit facility and, in April 2000, the Company (through CCA) made its equity investment of approximately $1,534,000 in and a loan of approximately $2,302,000 to CCBC. In a concurrent transaction, another 50% investor contributed fixed assets to CCBC in exchange for a 50% equity investment of approximately $1,534,000 and a loan payable of approximately $2,302,000. The acquisition of CCBC by the Company and the other investor has been recorded using the purchase method of accounting. As of September 30, 2000, net long-lived assets held by CCBC, included in the Company's condensed consolidated balance sheet, approximated $8.7 million.

     In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which agreement provides for a principal loan of approximately $6,200,000 to fund development of the Caledon project and a working capital facility of approximately $2,100,000. CCBC is required to make principal payments beginning January 2002 and continuing over a five-year period. Outstanding borrowings bear
     interest  at  the  bank's base rate plus 2.75-3.75%.    The  shareholders
     of CCBC have pledged all of the common shares held by them in CCBC to PSGIB as collateral. As of September 30, 2000, $3.5 million has been advanced against the loan agreement. The loan agreement includes certain restrictive covenants, as defined in the agreement, the most significant of which include, i) CCBC must maintain a debt/equity ratio of 44:56 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) CCBC must maintain an interest coverage ratio of at least 2.0 after the first twelve months of operations,
     iii) CCBC must maintain a debt service coverage ratio of at least 1.3 for the principal loan and 1.7 for the working capital facility after the first twelve months of operations, and iv) CCBC must maintain a loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the working capital facility.

     In December 1999, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the project.

     Initial start up costs of the casino, resort hotel and spa have resulted in a pre-tax charge of $216,177 and $247,626 against the income for the quarter and nine months ended September 30, 2000, respectively.

     The Company believes it has a controlling financial interest in CCBC and has thus consolidated the financial statements of CCBC with CCA based on its interpretation of the provisions of EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

5.   PRAGUE,  CZECH  REPUBLIC
     In January 2000, the Company entered into a memorandum of agreement with B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of existing liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement. As of September 30, 2000, the Company's net fixed assets leased to the Casino Millennium approximated $1.1 million and management fee income for the nine months ended September 30, 2000 was approximately $124,000.

6.   REVOLVING  CREDIT  FACILITY

     On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank to $26 million and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722,000 beginning October 2000 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The consolidated weighted average interest rate on all borrowings was 8.74% for the first nine months of 2000. The principal balance outstanding under the loan agreement as of September 30, 2000 was $12,067,000. The loan agreement includes certain restrictive covenants, the most significant of which include i) WMCK Venture Corp., a wholly owned subsidiary of the Company, must maintain a maximum leverage ratio no greater than 3.10 to 1.00, ii) WMCK Venture Corp. must maintain a minimum interest coverage ratio no less than 1.50 to 1.00, and iii) WMCK Venture Corp. must maintain a TFCC ratio ( a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00.

7.   CASINO  CONCESSION  AGREEMENTS

     In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount.
     The agreement requires the Company to provide all necessary gaming equipment, which management estimates will have a cost of approximately $500,000. On September 18, 2000, the Company announced the opening of the first of four casinos with 55 gaming positions.

     In August 2000, the Company entered into a five-year agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. The Company will operate the casino for its own account and pay concession fees based on gross gaming revenue, as defined, in excess of an established per passenger per day amount. The maiden voyage is expected early in 2002.

8.   SHAREHOLDERS'  EQUITY

     In March 2000, the Company retired 1,385,000 shares of its common stock held in treasury. During the third quarter of 2000, the Company repurchased, on the open market, an additional 117,500 shares of its common stock at an average price per share of $1.82. The Company held
     400,500 shares in treasury as of September  30,  2000.   Subsequent to
     September 30, 2000, the Company purchased, on the open market, 52,000 additional shares of its common stock at an average per share price of $1.63.

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

Results of Operations

Nine  Months  Ended  September  30,  2000  vs.  1999
----------------------------------------------------

Net operating revenue for the first nine months of 2000 was $19.2 million compared with $17.4 million for the same period in 1999, an increase of 10.2%. Casino revenue for Womacks/Legends Casino increased from $16.9 million in 1999 to $18.5 million in 2000, or 9.2%. The increase was due to continuing efforts to optimize all operational aspects of the casino. The casino's share of the Cripple Creek market was 18.1 % through the first nine months of 2000 compared with 18.5% a year earlier. Womacks/Legends Casino operated 15.3% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $107 versus the Cripple Creek average of $88. Gross margin for the Company's casino activities increased to 61.2% from 61.0% a year earlier, due principally to more favorable gaming tax rates and continued improvement in casino operating efficiencies, but was offset by start up cost in Caledon, South Africa.

Food and beverage revenue increased by 30.1% to $912,000 for the first nine months of 2000 compared with $701,000 in 1999. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which is included in casino costs, decreased slightly to $613,000 compared with $627,000 in the prior year. The decrease in hotel revenue is a result of the termination of a hotel marketing agreement in late 1999 offset by hotel revenues generated in Caledon, South Africa. The increase in hotel costs are associated with the operation of the hotel in Caledon, South Africa.

General and administrative expense as a percentage of net operating revenue was 29.0% for the first nine months of 2000 compared with 26.4% in 1999. The increase was primarily due to the writeoff of a noncompete agreement with a former officer/director in March 2000 and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the previous sale of the Company's interest in its Indiana riverboat gaming license.

Depreciation expense increased to $1.6 million in the 2000 period from $1.4 million in 1999, primarily due to the addition of new machines at Womacks/Legends Casino and Casino Millennium, which opened in July 1999, and ongoing improvements to Womacks/Legends Casino. Amortization of goodwill remained unchanged at $1.0 million for both periods.

Other income, net, for the first nine months of 2000 consists of $1.4 million from the final payment received in January by the Company from the sale of its interest in a riverboat gaming license in Indiana, offset by net interest costs of $892,000 and gains on the disposal of fixed assets totaling $44,000. Other income, net, for the first nine months of 1999 consists of $1.0 million from the payment received in July 1999 by the Company from the sale of its interest in the riverboat gaming license in Indiana, offset primarily by net interest costs of $843,000.

The income tax provisions for the nine months ended September 30, 2000 and 1999, are based on estimated full-year income for financial reporting purposes adjusted for permanent book-tax differences, consisting primarily of nondeductible goodwill amortization resulting from the Legends acquisition.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.3 million at September 30, 2000, and the Company had net working capital of $796,000. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26.0 million and unused borrowing capacity of approximately $13.9 million at September 30, 2000. For the nine months ended September 30, 2000, cash provided by operating activities was $3.1 million compared with $3.3 million in the prior-year period. Cash used by investing activities of $7.2 million for the first nine months of 2000 included $1.9 million in capitalized licensing cost related to the hotel and casino resort in Caledon, South Africa, $2.0 million for the purchase of land for additional parking in Cripple Creek, $1.8 million towards the construction of the Womacks Event Center and the purchase of other fixed assets, and $2.9 million towards construction of the hotel and casino resort in Caledon, South Africa, offset by $1.4 million from the sale of the Company's interest in an Indiana riverboat gaming license. Cash provided by financing activities for the first nine months of 2000 consisted of net borrowings of $2.9 million under the RCF with Wells Fargo, and $3.5 million borrowed under the loan agreement with PSG, offset by the repurchase of company's stock, on the open market, with a cost of $713,000, and other net payments of $800,000.

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

On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC by making an equity investment of approximately $1.5 million in and loans totaling approximately $2.3 million to CCBC with borrowings obtained under the Company's RCF. The Company has a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project. In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited, which agreement provides for a principal loan of approximately $6.2 million to fund development of the Caledon project and a working capital facility of approximately $2.1 million. As of September 30, 2000, $3.5 million has been advanced against the loan agreement.

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.3 million, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement.

In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The
Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. In August 2000, the Company entered into a similar agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. Both agreements require the Company to provide all necessary gaming equipment, the majority of which the Company expects to purchase during the second half of 2000 at an estimated cost of approximately $500,000. On September 18, 2000 the Company announced the opening of the first of four casinos aboard the cruise vessels with 55 gaming positions.

The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first nine months of 2000, the Company purchased 400,500 additional shares at an average cost per share of $1.78. Beginning in 1998 and through September 30, 2000, the Company has repurchased a total of 1,785,500 shares at a total cost of approximately $2,176,000. In October 2000, the Company repurchased an additional 52,000 shares at a total cost of approximately $85,000. Management plans to retire all treasury shares on a periodic basis. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

The Company is the contracted casino management partner with and has the right to a minority equity interest in Silverstar Development Ltd. ("Silverstar"). Silverstar has submitted an application for a proposed $60 million, hotel/casino resort development in the greater Johannesburg area of South Africa. In the event that Silverstar is awarded a license, the Company would be required to make an equity investment of approximately $1.5 million. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500,000 which could be incurred by the Company related to this project. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to Silverstar.

Management believes that the Company's cash and working capital at September 30, 2000, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.


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

             (a)  Exhibits  -  The  following  exhibits  are  filed  herewith:
                  27     Financial  Data  Schedule

             (b)  Reports  on  Form  8-K:
                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.
                                  * * * * * * *
SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer

Date:  October  24,  2000