Form 10KSB
period 2000-12-31
CENTURY CASINOS INC /CO/
filed 2001-04-02
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For  the fiscal year ended:  December 31, 2000    Commission File No. 0-22290
--------------------------                        ------------------

                              CENTURY CASINOS,  INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                 Delaware                            84-1271317
     ---------------------------------------------------------------------------
     (State  or  other jurisdiction of      (I.R.S. Employer Identification No.)
           incorporation  or  organization)

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

                          Common Stock, $.01 Par Value
                          ----------------------------
                               (Title of classes)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  the  issuer's  revenues  for  its  most  recent fiscal year:  $29,009,038

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 23, 2001, was approximately $17,066,541 based upon the average of the reported range of sale price of such shares on Nasdaq for that date. As of March 23, 2001, there were 13,873,684 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000.

Item  1.     Business.
-------      --------

GENERAL

     Century Casinos, Inc. and its subsidiaries (the "Company"), own and operate a limited-stakes gaming casino in Cripple Creek, Colorado, manage a casino in the Marriott Hotel in Prague, Czech Republic, own 65% of, is developing, and manages a hotel and casino resort in Caledon, South Africa, serve as concessionaire of small casinos on luxury cruise vessels and regularly pursue gaming opportunities internationally and in the United States. Prior to July 1, 1996, the Company's operations in Cripple Creek consisted of Legends Casino ("Legends"), which the Company had acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. ("Alpine"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor ("Womacks"), which was adjacent to Legends. Following the acquisition of Womacks, both properties were renovated to facilitate operation and marketing of the combined properties as one casino under the name "Womacks/Legends Casino." The Company's operating revenue for 1999 was derived principally from its casino operations in Cripple Creek. In the year 2000, the acquisition of Caledon Casino Hotel & Spa has contributed significant revenues to the consolidated results of the Company as reported in Note 7 of the Consolidated Financial Statements. See the Consolidated Financial Statements and the notes thereto included herein.

     The Company was formed in 1992 to acquire ownership interests in, and to obtain management contracts with respect to, gaming establishments. The Company was founded by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. The Company, formerly known as Alpine, is a result of a business combination completed on March 31, 1994, pursuant to which Century Casinos Management, Inc. ("Century Management") shareholders acquired approximately 76% of the then issued and outstanding voting stock of the Company, and all officer and board positions of the Company were assumed by the management team of Century Management. Effective June 7, 1994, the Company reincorporated in Delaware under the name "Century Casinos, Inc." Because the Company is the result of this transaction, the Company's business has been combined with that of Century Management, and references herein to the Company refer to the combined entities, unless the context otherwise requires.

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

     The Company holds a subleasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to WMCK-Acquisition Corp., provides for monthly rental payments of $16,000, and expires on June 20, 2005 unless terminated by the Company with 12 months' advance notice. The Company has an option to acquire the property at the expiration of the sublease at an exercise price of $1,500,000.

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

     Womacks/Legends Casino currently has approximately 608 slot and video devices and eight gaming tables. Womacks/Legends Casino has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 110 feet of frontage on Second Street, with approximately 40,000 square feet of floor space.

     Management believes that, in addition to providing an adequate number of hotel rooms, an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. Management believes that it has secured adequate parking for the operations of Womacks/Legends Casino. The Company presently owns or leases nearly four hundred parking spaces, including more than 100 spaces that became available in May 2000 through the purchase of two nearby parcels of land.

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

     In May 2000, the Company completed its acquisition of two parcels of land located near its Womacks/Legends Casino for $1.85 million. The two parcels provide more than 100 parking spaces for casino patrons and those attending events held at the Womacks Events Center, located adjacent thereto.

     In August 2000, the Company opened the Womacks Events Center located near its Womacks/Legends Casino. The Company believes the 500-seat Womacks Events Center can further increase the number of visitors to Cripple Creek and add to the consistent growth experienced in the Cripple Creek gaming market. Through an arrangement with the City of Cripple Creek, Century intends to market the Events Center as an additional attraction bringing people to the City via meetings, conventions, shows and other special events on a year-round basis. As an additional benefit, the second floor of the building houses much of the Company's administration and accounting departments thereby freeing up valuable floor-space in its Womacks/Legends Casino and allowing for additional hotel and casino expansion.

     The  Caledon  Casino,  Hotel  &  Spa  -  Caledon,  South  Africa

     An application for a casino license in Caledon, province of the Western Cape, was filed in October 1999 with the Western Cape Gambling and Racing Board by Caledon Casino Bid Company (Pty) Limited ("CCBC"). The Company's subsidiary, Century Casinos Africa (Pty) Ltd "CCA"), originally had a 50% equity interest in CCBC, by virtue of an agreement entered into between CCA and CCBC, together with various affiliated entities. In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods, whereby the Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs.

     On February 16, 2000, the Western Cape Board awarded Successful Applicant status to CCBC. On April 13 2000 CCBC was awarded the final license and the Company, through CCA, invested approximately $3.8 million (based on the exchange rate at that time) consisting of approximately $1.5 million ( 10 million South African Rands) in equity and $2.3 million in debt ( 15 million South African Rands). In December, 2000 the Company reported that, through a subsidiary, it had completed its acquisition of an additional 15% of The Caledon Casino, Hotel and Spa - raising its ownership of the project to 65%. Terms of the agreement included the payment of approximately $1.8 million U.S. Dollars by Century to its partners in exchange for 15% of the total ordinary shares of the project (valued at approximately $1.2 million) and a shareholder loan to the project previously held by its partners (with a value of approximately $600,000).

     The Caledon Casino Hotel and Spa is located approximately one hour's drive from Cape Town on approximately 600 acres (230 hectares) of land adjacent to the N-2 highway, the main thoroughfare between Cape Town and Durban. This highway is known as the Garden Route, passing through an established tourist area known for its popular coastal towns, whale watching and wineries. Caledon is home to a 100 year-old annual wild flower show and a well-known 200 year-old national landmark with mineral hot springs located on the resort site.

     The Caledon Casino, Hotel and Spa employs approximately 400 staff from the neighboring communities and includes a casino with 250 slot/video machines and 14 tables, a 92-room hotel, mineral hot springs facility, two restaurants, two bars, a gift shop, conference facilities, an outdoor amphitheatre and the Outdoor Experience - a corporate team building facility. In addition, zoning approval has been secured for the potential future development of the resort to include a championship golf course, up to 350 residential or time-share units, possible additional hotel accommodations and additional retail facilities.


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

     In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s. or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of Casino Millennium. The Company anticipates that the transaction will be completed in 2001.

     Silversea  Cruises

     In May 2000, the Company signed a five-year casino concession agreement with Silversea Cruises, a world-renowned, six-star cruise line based in Fort Lauderdale, Florida. The agreement gives the Company the exclusive right to install and operate casinos aboard four Silversea vessels. The Company will operate each shipboard casino for its own account and pay concession fees based on gross gaming revenue

     Starting in late September with the new, 388-passenger Silver Shadow, Century began its shipboard casino operations. Within 60 days thereafter, the Company installed casinos on the 296-passenger vessels Silver Wind and Silver Cloud. Century will install its fourth casino aboard the new, 388-passenger Silver Whisper scheduled to depart on its maiden voyage in July of 2001. The Company anticipates that it will have an approximate total of 210 gaming positions on the four combined shipboard casinos.


     The  World  of  ResidenSea

     On August 30, 2000 Century signed a five-year casino concession agreement with The World of ResidenSea Ltd., the owner and operator of the world's first ocean going luxury resort, based in Freeport, Bahamas. ResidenSea is the first to offer private residences on board a ship for purchase by customers. The ResidenSea vessel has a total of 198 suites (including 88 guest suites) ranging in price from $2 to $7 million.

     Century will equip and operate the shipboard casino with up to 45 gaming positions on the vessel that is scheduled to depart for its maiden voyage early in 2002. As with the casino concession agreements with Silversea, Century has negotiated a five-year concession agreement with ResidenSea, will operate each shipboard casino for its own account and pay concession fees based on gross gaming revenue. In addition, the Company has a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement.

Additional  Company  Projects

     In addition to Womacks/Legends Casino in Cripple Creek, Colorado, Caledon Casino, Hotel and Spa in Caledon , South Africa, Casino Millennium in Prague, Czech Republic, Silversea Cruises and ResidenSea, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date, the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic and the Western Cape province of South Africa. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

     Also, the Company's ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos in the United States of America may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further, the Company anticipates that it will continue to expense certain costs, which have been substantial in the past and may continue to be substantial in the future, in connection with the pursuit of expansion projects

The  following  describes  other  activities  of  the  Company.

     South Africa - Legislation enacted in 1996 in South Africa provides for the award of up to 40 casino licenses throughout the country. To date, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

     Under South African gaming legislation passed in 1996, six casino licenses were allocated to the province of Gauteng - primarily for the Greater Johannesburg area. Silverstar Development Ltd., a consortium owned by trusts, corporations and individuals from the province, chose Century Casinos as equity and management partner for its proposed 1,000 gaming position casino, hotel and entertainment resort in the West Rand region (western portion of greater Johannesburg). Since joining forces more than four years ago, Century has helped Silverstar work through a series of legal issues regarding the award of this gaming license - culminating in March 2000 with Silverstar entering into an agreement with the competing license applicant. This agreement has settled all past claims and has brought both parties together in an effort to jointly secure the sixth and final gaming license in the province. In a process entered into with the Gauteng Gambling Board for their consideration of the amended proposal for a casino license, the parties jointly filed the requisite amendment application. There can be no certainty regarding the award of this license or that this license will ultimately be awarded to the consortium Silverstar is part of.

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

Revolving  Credit  Facility

     In March 1997, the Company entered into a four-year revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). Various provisions of the RCF were subsequently amended, including an increase in the facility to $20 million in 1998 and an increase to $26 million in April 2000 whereby the line of credit decreases quarterly beginning in the fourth quarter of 2000. At December 31, 2000, the maximum available under the RCF was $25.3 million. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The RCF also contains an interest rate matrix that ties the interest rate charged on outstanding borrowings to the Company's leverage ratio, as defined. Largely as a result of an improvement in the Company's leverage ratio, the Company's consolidated weighted-average interest rate on all borrowings decreased from 8.64% in 1999 to 8.58% in 2000. At December 31, 2000, the Company's unused borrowing capacity under the RCF was approximately $6.6 million. A portion of the proceeds of borrowings under the RCF was used for the development of The Caledon Casino, Hotel & Spa. The RCF is secured by substantially all of the real and personal property of Womacks/Legends Casino. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments. See Note 5 to the Consolidated Financial Statements for further information.


Marketing  Strategy

Womacks/Legends Casino - The marketing strategy of Womacks/Legends Casino highlights promotion of Womacks Gold Club, a players club with a database containing profiles on nearly 50,000 members. Gold Club members receive benefits from membership, such as cash, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive information about upcoming events and parties, and, depending on player ranking, also receive invitations to special events and monthly coupons.

Caledon Casino, Hotel & Spa - As with Womacks Casino described above, the marketing strategy of The Caledon Casino, Hotel & Spa highlights promotion of its players club and building its player information database. Players club members receive benefits such as cash, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events and monthly coupons.


Market  Data

The Cripple Creek Market - Cripple Creek is a small mountain town located approximately 45 miles southwest of Colorado Springs on the western boundary of Pikes Peak. Cripple Creek is an historic mining town, originally founded in the late 1800's following a large gold strike. Cripple Creek is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 29% of the gaming devices and generated 21% of gaming revenues for these three cities during the year ended December 31, 2000. As of December 31, 2000, there were 19 casinos operating in Cripple Creek.

The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1997 through 2000. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.



                                         GAMING  REVENUE  BY  MARKET

(IN $000'S)
                               % change             % change               % change               % change
                                Over                   Over                  Over                    Over
                    1997      Prior Year    1998     Prior Year    1999    Prior Year     2000     Prior Year
                 --------------------------------------------------------------------------------------------
CRIPPLE CREEK    $ 108,628       5.1%    $ 113,230       4.2%    $122,385       8.1%    $133,328       8.9%

Black Hawk       $ 234,631       6.7%    $ 272,008      15.9%    $354,474      30.3%    $430,720      21.5%

Central City     $  87,391      -1.7%    $  93,980       7.5%    $ 73,742     -21.5%    $ 63,380     -14.1%
                 --------------------------------------------------------------------------------------------
COLORADO TOTAL   $ 430,650       4.5%    $ 479,218      11.3%    $550,601      14.9%    $627,428      14.0%


                                        CRIPPLE CREEK SLOT DATA
(IN $000'S)
                                    % change                % change                   % change                 % change
                                     Over                      Over                      Over                     Over
                          1997     Prior Year      1998      Prior Year     1999      Prior Year    2000        Prior Year
                          ------------------------------------------------------------------------------------------------
Total Slot Revenue     $ 102,798     6.0%        $ 107,690      4.8%       $117,161      8.8%      $128,198         9.4%
(in $'000)

Average Number
Of Slots                   4,507     8.0%            4,369     -3.1%          4,046     -7.4%         4,106         1.5%

Average Win Per
Slot Per Day                  62    -1.6%               68      8.1%             81     19.9%            85         4.7%

Gaming in Colorado is "limited stakes," which restricts any single wager to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 96% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation.

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



                                           CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                                                 ( "WOMACKS/LEGENDS CASINO")
                                                        (IN $000'S)

                                          % change                  % change              % change                 % change
                                           Over                       Over                   Over                     Over
                                1997     Prior Year        1998    Prior Year     1999     Prior Year      2000    Prior Year
                                ---------------------------------------------------------------------------------------------
Total Slot Revenue          $  18,102      79.6%       $  18,597     2.7%        $22,235     19.6%       $23,670      6.5%
(in $'000)

Average Number
Of Slots                          547      59.9%             565     3.3%            592      4.8%           627      5.9%

Average Win Per
Slot Per Day                $   90.67      12.3%       $   90.18    -.05%        $102.56     13.7%       $103.15      .57%

Market Share in %              17.61%      69.5%          17.27%    -1.9%         18.91%      9.5%        18.46%     -2.4%


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


The Caledon, South Africa Market - Caledon is a small agricultural community located approximately 60 miles east of Cape Town. Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wild flower shows, wineries and the natural historic hot springs located on The Caledon site. Caledon is also a tourist town and the Company believes its heaviest traffic is experienced during the December holiday season (summer in South Africa). Management also believes that traffic will be somewhat slower in the winter months (June through September), but they are optimistic that the enhanced hot springs facilities and completed phase one amenities will attract additional patrons during this time.

The Caledon Casino, Hotel and Spa operates its casino under one of only five licenses awarded in the Western Cape Province which has a population of approximately 4 million. Although the competition is limited by the number of casino licenses and the casinos will be geographically distributed, Management believes that the Caledon Casino Hotel and Spa will face intense competition from the other four casinos - particularly a large casino located in Capetown located approximately one hour from Caledon. The Company will strive to compete against these casinos by emphasizing Caledon's destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players.

In addition, there is intense competition among companies in the South Africa gaming industry, and the gaming industry in general, and many gaming operators have greater name recognition, financial and marketing resources than the Company. The Company competes with many established operators in gaming venues other than the Western Cape Province. Many of these operators have greater financial, operational and personnel resources than the Company. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

Gaming in South Africa is "unlimited wagering" where each casino can set its own limits. As a result, the relationship between table games revenues and slot revenues will resemble more traditional gaming markets (unlike Cripple Creek where nearly 96% of gaming revenues are derived from the slot machines). The casino has 250 slot machines and 14 table games including blackjack, roulette and Caribbean Stud.



                        CENTURY CASINOS' PROPERTY IN CALEDON
                        ( "THE CALEDON CASINO, HOTEL & SPA")
                               (IN $000'S)



                                         2000
                                        ------
Total Slot Revenue
(in $'000)                              $2,838

Average Number
Of Slots                                  250

Average Win Per
Slot Per Day                            $ 138

Other Gaming Revenue
(in $'000)                              $ 698

The Caledon Casino opened for business on October 11, 2000. It was in operation for 82 days in the year 2000. In addition, the effects of recently opened competition are unknown. Accordingly, the above operating results may not be representative of the casino's operating results for an entire year.


Employees

     Womacks/Legends Casino - The Company employs approximately 200 persons in Cripple Creek, CO on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998, the Company adopted a 401(k) Savings and Retirement Plan for its employees.

     Caledon Casino Hotel & Spa - The Caledon Casino Hotel & Spa employs approximately 400 persons on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Seasonality

     Womacks/Legends Casino - The Company's business in Cripple Creek, CO is at its highest levels during the tourist season (i.e., from May through September). Its base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

     Caledon Casino Hotel & Spa - The Company's business in Caledon is expected to be seasonal; the anticipated highest levels of business activity, at least in South Africa, will occur in the holiday season in December. Caledon has a very mild climate and management is optimistic that it can maintain steady traffic to the Caledon Casino Hotel & Spa in the winter months (June through September) due to its enhanced historic hot springs facilities and phase one amenities scheduled for completion during the second quarter of 2001.


Governmental  Regulation

     Womacks/Legends Casino - The Company's gaming operations are subject to strict governmental regulations at state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations. For purposes of the discussion below, the term "the Company" includes its applicable subsidiaries.

The Colorado Limited Gaming Control Commission ("Commission") has adopted regulations regarding the ownership of gaming establishments by publicly held companies (the "Regulations"). The Regulations require the prior clearance of, or notification to, the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements including, but not limited to, notifying / filing with the Colorado Division of Gaming any proxy statements, lists of shareholders, new officers and directors of the Company, any shareholders obtaining 5% or more of the Company's common stock and any issuance of new voting securities.

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

     Caledon Casino Hotel & Spa - Caledon's gaming operations are subject to strict regulations by the Western Cape Gambling and Racing Board under national and provincial legislation. Statutes and regulations require the Company to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. Management believes that the Company is in compliance with applicable gaming regulations.

     Casino Millennium - Casino Millennium's gaming operations are subject to strict regulations by the Czech Republic under national legislation. Statutes and regulations require the Company to meet various standards relating to, among other matters, business licenses, building,fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. Management believes that the Company is in compliance with applicable gaming regulations.

     Silversea Cruise Ships - The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. Management believes however that the Company follows standardized rules and practices in the daily operation of the casinos.


Item  2.     Properties.
-------      ----------

     The Company's corporate offices are located at its Womacks/Legends Casino at 200 East Bennett Avenue, Cripple Creek, Colorado. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties. See also Note 5 to the Consolidated Financial Statements for complete disclosure of the debt instruments which are secured by Company property.

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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.
-------      -----------------------------------------------------------

     The 2000 annual meeting of the stockholders of the Company was held on June 15, 2000. At the annual meeting (i) the two Class III directors to the Board, Erwin Haitzmann and Gottfried Schellmann, were elected to the Board for a three year term; and (ii) a proposal to ratify the First Supplement to the Company's Rights Agreement whereby a "friendly group" will be allowed to accumulate additional shares of the Company's common stock without causing an inadvertent triggering or implementation of the rights plan was adopted by the stockholders of the Company. On the proposal to elect the Class III directors, the votes were: Erwin Haitzmann, 8,137,679 for, 38,196 against, and 4,384 abstained; Gottfried Schellmann, 8,137,679 for, 38,196 against, and 4,384 abstained. On the proposal to ratify the First Supplement to the Company's Rights Agreement, the results were: 8,138,778 for, 36,852 against, and 4,629 abstained, and 6,303,542 not voted.

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------------------

     The common stock of the Company began trading in the Nasdaq SmallCap Market on November 10, 1993. The following table sets forth the low and high sale price per share quotations as reported on the NASDAQ SmallCap Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.




Quarter Ended.               Low    High
------------------          -----  -----

March 31, 1999              $0.75  $1.44
June 30, 1999               $0.97  $1.25
September 30, 1999          $0.88  $1.13
December 31, 1999           $0.88  $1.06

March 31, 2000              $0.97  $2.47
June 30, 2000               $1.50  $1.97
September 30, 2000          $1.44  $1.97
December 31, 2000           $1.50  $1.94

     At December 31, 2000, the Company had approximately 115 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 1,700.

     At the present time, management of the Company intends to use any earnings that may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.


Item  6. Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of  Operations
         --------------


Business  Environment  and  Risk  Factors

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, present dependence upon the Cripple Creek, Colorado gaming and the South African gaming markets, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

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

Results  of  Operations

     Net operating revenue increased significantly to $29,009,000 in 2000 from $23,584,000 in 1999. The Company's casino revenue increased from $22,726,000 in 1999 to $27,703,000 in 2000, or 21.9%. The Company's operating revenue for 1999 was derived principally from its casino operations in Cripple Creek. In the year 2000, the acquisition of Caledon Casino Hotel and Spa has contributed significant revenues to the consolidated results of the Company as reported in
Note 7 of the Consolidated Financial Statements. The Company's share of the overall Cripple Creek market decreased slightly from 18.6% in 1999 to 18.1% in 2000. Womacks/Legends Casino operated approximately 15.3% of the gaming devices in the Cripple Creek market in 2000, with an average win per day per machine of $103 compared with a market average of $85. Gross margin from company-wide casino activities increased from 61% in 1999 to 63% in 2000. The increase in margin is attributable to a continuation of a focused management and marketing approach for Womacks/Legends Casino. At the same time, a significant number of new memberships in the casino's Gold Club were added again in 2000. Additional emphasis was put into further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Parking capacity was expanded and made more convenient as part of the Company's ongoing efforts to provide the highest quality parking facilities for its customers. Also contributing to the casino margin improvement was a reduction in the gaming tax rate which has lowered the effective tax rate on gaming operations in Cripple Creek. Various other initiatives were undertaken that management believes have resulted in greater attention to customer service.

     Food and beverage revenue increased from $933,000 in 1999 to $1,377,000 in 2000, or 47.5%. The increase is principally due to improvement in operations that started to take effect in the second quarter of 1999. The cost of food and beverage promotional allowances, which are included in casino costs, decreased from $854,565 in 1999 to $828,900 in 2000. Hotel revenue increased from $149,000 to $257,000 principally as the result of the opening of the Hotel, Casino & Spa resort in Caledon S.A.

     General and administrative expense increased from $6,710,000 in 1999 to $8,004,000 in 2000, or 19.3%, but decreased slightly as a percentage of net operating revenue, from 28.5% in 1999 to 27.6% in 2000. In spite of one time costs of $624,000 related to the start up in Caledon, the Company was able to proportionately contain cost.

     Depreciation increased from $1,969,000 in 1999 to $2,412,000 in 2000. The increase is attributable to continued property improvements at Womacks/Legends Casino, the completion of the Womacks Event Center, the acquisition of new gaming equipment in Cripple Creek and Prague and the purchase of approximately $11.7 million of fixed assets in Caledon. Amortization of goodwill was $1,341,000 in both years.

     Interest expense, including debt issuance cost, increased from $1,127,000 in 1999 to $1,617,000 in 2000, due to a 20% increase in the average outstanding balance on the RCF, which was used to fund the Company's investment in Caledon, and the incursion of approximately $370,000 in interest on CCBC debt which has been used to fund the capital improvements to the Hotel, Casino & Spa resort in Caledon. The weighted-average interest rate on the borrowings under the RCF has decreased slightly from 8.65% in 1999 to 8.58%. The other items included in the caption "Other expense, net" in the consolidated statements of income, for both 2000 and 1999 are described in Note 10 to the consolidated financial statements.

     As more fully discussed in Note 9 to the consolidated financial statements, the Company recognized income tax expense of $2,542,000 in 2000 versus $1,746,000 in 1999. The provision in 2000 is higher than the prior year's due to the substantial increase in pre-tax income.


liquidity  and  Capital  Resources

     Cash and cash equivalents totaled $9.1 million at December 31, 2000, and the Company had net working capital of ($915,000). The cash balance at December 31, 2000 was maintained to satisfy current obligations payable in the first quarter of the year 2001. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $25.3 million and unused borrowing capacity of approximately $6.6 million at December 31, 2000. For the year ended December 31, 2000, cash provided by operating activities was $7.1 million compared with $3.8 million in the prior-year period. Cash used by investing activities was $13.9 million for the year 2000 and included $1.4 million in capitalized licensing cost related to the hotel and casino resort in Caledon, South Africa, $2.0 million for the purchase of land for additional parking in Cripple Creek, $1.8 million towards the construction of the Womacks Event Center and the purchase of other fixed assets, $7.8 million towards construction of the hotel and casino resort in Caledon, South Africa and $1.8 million towards the purchase of an additional 15% equity stake in the Caledon project, offset by $1.4 million from the sale of the Company's interest in an Indiana riverboat gaming license. Cash provided by financing activities in 2000 consisted of net borrowings of $9.5 million under the RCF with Wells Fargo, and $5.6 million borrowed under the loan agreement with PSG, offset by the repurchase of company's stock, on the open market, with a cost of $818,000, and other net payments of $800,000.

     Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17.2 million to $26.0 million and extended the maturity date of the RCF until April 2004. The agreement provides for the availability of funds, not to exceed a total of $12.4 million, for the Company's South Africa and Casino Millennium investments and repurchase of the Company's common stock.

     On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC by making an equity investment of approximately $1.5 million in and loans totaling approximately $2.3 million to CCBC with borrowings obtained under the Company's RCF. The Company has a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project. In December, 2000 the Company reported that, through a subsidiary, it had completed its acquisition of an additional 15% of The Caledon Casino, Hotel and Spa - raising its ownership of the project to 65%. Terms of the agreement included the payment of approximately $1.8 million U.S. Dollars by Century to its partners in exchange for 15% of the total ordinary shares of the project (valued at approximately $1.2 million) and a shareholder loan to the project previously held by its partners (with a value of approximately $600,000). In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited, which agreement provides for a principal loan of approximately $6.2 million to fund development of the Caledon project and a working capital facility of approximately $2.1 million. As of December 31, 2000, $5.6 million has been advanced against the loan agreement.

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

     In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. In August 2000, the Company entered into a similar agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. Both agreements require the Company to provide all necessary gaming equipment. On September 18, 2000 the Company announced the opening of the first of four casinos aboard the cruise vessels and, within 60 days thereafter, opened two more such casinos giving it a total of three shipboard casino operations by the end of 2000. The company expects to open its fourth shipboard casino in July, 2001.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During 2000, the Company purchased 464,800 additional shares at an average cost per share of $1.76. Beginning in 1998 and through 2000, the Company has repurchased a total of 1,849,800 shares at a total cost of approximately $2.3 million. January 1 through March 23, 2001, the Company repurchased an additional 147,600 shares at a total cost of approximately $297,000. Management plans to retire all treasury shares on a periodic basis. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

     The Company is the contracted casino management partner with and has the right to a minority equity interest in a consortium including Silverstar Development Ltd. ("Silverstar"). Silverstar has submitted an application for a proposed $60 million, hotel/casino resort development in the greater Johannesburg area of South Africa. In the event that Silverstar is awarded a license, the Company would be required to make an equity investment of approximately $1.5 million. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500,000 which could be incurred by the Company related to this project. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to the consortium Silverstar is part of.

     Management believes that the Company's cash and working capital at December 31, 2000, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

Item  7.     Financial  Statements.
-------      ---------------------

     See  "Index  to  Financial  Statements"  on  page  F-1  hereof.

Item 8.      Changes In and Disagreements With Accountants on Accounting and
-------      -----------------------------------------------------------------
             Financial  Disclosure.
             ---------------------

     On March 24, 2000, the Registrant filed a Report on Form 8-K, reporting that it had dismissed its principal independent accountant, Deloitte & Touche LLP, and sent requests for proposals to several other accounting firms.

     On April 6, 2000, the Registrant filed a Report on Form 8-K, reporting that it had selected Grant Thornton LLP as its principal independent accountant (its "Successor Auditor"), to replace Deloitte & Touche LLP (its "Former Auditor").

     Registrant had no disagreements with the Former Auditor that, if not resolved would have caused the Former Auditor to report the disagreement.

     There has been no adverse opinion, disclaimer of opinion, or qualified opinion in the Former Auditor's report for any of the preceding two years.

     A letter from the Former Auditor stating its agreement with the Registrant's disclosures was filed as Exhibit 2000- 2, with the Registrant's 8-K filed on March 24, 2000.

     The Company authorized the Former Auditor to respond fully to inquiries of the Successor Auditor.

     Grant Thornton LLP was not consulted on the application of accounting principles to any specific completed or contemplated transactions prior to its appointment as the Company's independent accountant.

The decision to select Grant Thornton LLP as registrant's independent accountants was recommended by the Audit Committee of the Board of Directors, and approved by the Board.

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------      -------------------------------------------------------------------
             Compliance  with  Section  16(a)  of  the  Exchange  Act.
             --------------------------------------------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act."

Item  10.  Executive  Compensation.
--------   -----------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Information Concerning Directors and Executive Officers."

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------   --------------------------------------------------------------------

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Voting Securities."

Item  12.  Certain  Relationships  and  Related  Transactions.
--------   --------------------------------------------------

     The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Certain Relationships and Related Transactions."


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

     10.79 Casino Services Agreement dated January 4, 1999 by and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s.

     10.80 Option to Purchase Real Property dated March 25, 1999, by and between Robert J. Elliott ("Optionor") and WMCK Venture Corp. ("Optionee").

     10.81 Letter Amendment to Note Agreement dated April 1, 1999, by and between Century Casinos, Inc. and Thomas Graf

     9. The following exhibit was filed with the Form 10-QSB for the quarterly period ended June 30, 1999 and is incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.82 Master Lease Agreement dated January 4, 1999 by and between Casino Millennium a.s. and Century Management und Beteiligungs GmbH

     10. The following exhibit was filed with the Form 10-QSB for the quarterly period ended September 30, 1999 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.83 Waiver and Release and Consulting Agreement dated October 15, 1999 by and between Norbert Teufelberger and Century Casinos, Inc.

     11. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31,1999 and are incorporated herein by reference:

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

     10.87 Shareholders Agreement, dated December 3, 1999, and Addendum to the Agreement, dated December 9, 1999, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos
                  Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 4.2.3 and 6.7 of this agreement only), Caledon Hotel Spa and Casino Resort (Pty) Limited, Fortes King Hospitality (Pty) Limited, The Overberger Country Hotel and Spa (Pty) Limited, and Senator Trust

     10.88 Memorandum of Agreement, dated January 7, 2000, by and between B.H. Centrum a.s (a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc.

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

     12. The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 2000 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.93 Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated April
                  21,  2000.

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

     13. The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 2000 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------


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

     14.    The  following  exhibits  are  filed  herewith:

     Exhibit  No.          Description
     ------------          -----------

     10.98 Shareholders Agreement, dated November 4, 2000, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 8.5, 15.1 and 15.2 of this agreement only), Overberg Empowerment Company Limited and The Overberg Community Trust

     10.99 Sale of Shares Agreement, dated November 4, 2000 by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited and Century Casinos Inc.



     21.         Subsidiaries  of  the  Registrant

     23.1        Consent  of  Independent  Accountants


b.     Reports  on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:
       ------------------------------------------------------------------------
        No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cripple Creek, State of Colorado on March 23, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2001.



Signature                  Title                       Signature                 Title
---------                  ------                      ---------                 -----

/s/ Erwin Haitzmann   Chairman of the Board and   /s/ Gottfried Schellmann      Director
-------------------                              -------------------------
Erwin Haitzmann       Chief Executive Officer     Gottfried Schellmann

/s/ Peter Hoetzinger  Vice Chairman of the Board  /s/ Robert S. Eichberg        Director
--------------------                              ----------------------
Peter Hoetzinger      and President               Robert S. Eichberg

/s/ James D. Forbes   Director                    /s/ Dinah Corbaci             Director
-------------------                               -----------------
James D. Forbes                                   Dinah Corbaci

                                  CENTURY  CASINOS,  INC.
                       INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                                                                                         Page Number
                                                                                         -----------

Independent Auditors' Reports                                                                 F2
Consolidated Balance Sheet as of December 31, 2000                                            F4
Consolidated Statements of Earnings for the Years Ended                                       F5
December 31, 2000 and 1999
Consolidated Statements of Shareholders' Equity for the Years                                 F6
Ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows for the Years                                           F7
Ended December 31, 2000 and 1999
Notes to Consolidated Financial Statements                                                    F9




                                       F1

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT  THORNTON  LLP

Colorado  Springs,  Colorado
February  2,  2001

                                       F2

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated statements of earnings, Shareholders' equity and cash flows of Century Casinos, Inc. and subsidiaries for the year ended December 31 , 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted In the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Century Casinos Inc. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE  LLP

Denver, Colorado
March 6, 2000

                                       F3


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(Dollar amounts in thousands)
                                                                           DECEMBER 31, 2000
                                                                           -------------------

ASSETS

Current Assets:
 Cash and cash equivalents                                                 $            9,077
 Receivables                                                                              875
 Prepaid expenses and other                                                               936
                                                                           -------------------
   Total current assets                                                                10,888

Property and Equipment, Net                                                            33,268
Goodwill, Net                                                                           9,414
Other Assets                                                                            2,552
                                                                           -------------------
Total                                                                      $           56,122
                                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                                         $            7,314
 Accounts payable and accrued liabilities                                               4,489
                                                                           -------------------
   Total current liabilities                                                           11,803

Long-Term Debt, less current portion                                                   20,314
Minority Interest                                                                       1,035
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock; $.01 par value; 20,000,000 shares
     authorized; no shares issued and outstanding      -
 Common stock; $.01 par value; 50,000,000 shares
     authorized; 14,485,776 shares issued; 14,021,284 shares outstanding                  145
 Additional paid-in capital                                                            21,910
 Accumulated other comprehensive loss                                                    (659)
 Retained earnings                                                                      2,392
                                                                           -------------------
                                                                                       23,788
 Treasury stock - 464,492 shares, at cost                                                (818)
                                                                           -------------------
           Total shareholders' equity                                                  22,970
                                                                           -------------------
Total                                                                      $           56,122
                                                                           ===================

See  notes  to  consolidated  financial  statements.

                                       F4


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  EARNINGS
(Dollar  amounts  in  thousands)


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------

                                                                2000                1999
                                                              --------            --------
Operating Revenue:
 Casino                                                    $  27,703            $  22,726
 Food and beverage                                             1,377                  933
 Hotel                                                           257                  149
 Other                                                           427                  429
                                                           ---------            ----------
                                                              29,764               24,237
 Less promotional allowances                                   (755)                 (653)
                                                           ---------            ----------
   Net operating revenue                                      29,009               23,584
                                                           ---------            ----------
Operating Costs and Expenses:
 Casino                                                       10,202                8,878
 Food and beverage                                               761                  504
 Hotel                                                           416                  161
 General and administrative                                    8,004                6,710
 Depreciation and amortization                                 3,753                3,310
                                                           ---------            ----------
   Total operating costs and expenses                         23,136               19,563
                                                           ---------            ----------

Earnings from Operations                                       5,873                4,021
 Other expense, net                                             (20)                  (54)
                                                           ---------            ----------
Earnings before Income Taxes and Minority Interest             5,853                3,967
 Provision for income taxes                                    2,542                1,746
                                                           ---------            ----------
Earnings before Minority Interest                              3,311                2,221
 Minority interest in subsidiary profits                        (58)                    0
                                                           ---------            ----------
Net Earnings                                               $   3,253            $   2,221
                                                           =========            ==========


Earnings Per Share, Basic                                  $    0.23            $    0.15
                                                           =========            ==========
Earnings Per Share, Diluted                                $    0.22            $    0.15
                                                           =========            ==========

See  notes  to  consolidated  financial  statements.


                                       F5


CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(Dollar amounts in thousands)

                                                          Accumulated    Retained
                                             Additional      Other       Earnings
                             Common Stock     Paid -in   Comprehensive  Accumulated    Treasury Stock       Total   Comprehensive
                         Shares      Amount   Capital    Income (Loss)   Deficit      Shares      Amount            Income (Loss)
                       ----------   -------  ---------   -------------  -----------   ---------   --------   ------  ---------
BALANCE AT JANUARY    15,861,885     $159     $23,323    $(15)          $(3,082)      1,157,100   $(1,237)  $19,148
 1, 1999

Purchases of                                                                            227,900      (227)     (227)
 treasury stock

Foreign currency                                          (17)                                                  (17)  $(17)
 translation
 adjustments

Other equity                                        6                                                             6
 changes

Net earnings                                                             2,221                                2,221   2,221

                      ----------     ----     -------    -----          ------        ---------   --------  -------  ------
BALANCE AT DECEMBER   15,861,885      159      23,329     (32)           (861)        1,385,000    (1,464)   21,131  $2,204
31, 1999                                                                                                             ======

Purchases of                                                                            464,800      (818)     (818)
 treasury stock

Options                    8,891        -           2                                                             2
 exercised

Re-issued                                           -                                      (308)        -         -
 treasury shares

Retired               (1,385,000)     (14)     (1,449)                               (1,385,000)    1,464         1
 treasury shares

Foreign currency                                         (627)                                                 (627) $(627)
 translation
 adjustments

Other equity                                       28                                                            28
 changes

Net earnings                                                             3,253                                3,253   3,253

                      ----------     ----     -------    ------         ------          -------   ------    -------  ------
BALANCE AT DECEMBER   14,485,776     $145     $21,910    $(659)         $2,392          464,492   $(818)    $22,970  $2,626
 31, 2000             ==========     ====     =======    ======         ======          =======   ======    =======  ======

See notes to consolidated financial statements.
                                       F6

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Dollar  amounts  in  thousands)


                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------

                                                                                          2000               1999
                                                                                          ----               ----

Cash Flows from Operating Activities:
 Net earnings                                                                          $   3,253          $   2,221
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation                                                                            2,411              1,969
   Amortization of goodwill                                                                1,342              1,342
   Amortization of deferred financing costs                                                   88                127
   Income from sale of casino project rights                                             (1,380)             (1,040)
   (Gain) loss on disposition of assets                                                     (80)                 10
   Deferred tax benefit                                                                    (446)                (99)
   Minority interest in net earnings of consolidated subsidiaries                             58                  -
   Other noncash charges                                                                      34                  6
   Changes in operating assets and liabilities:
     Receivables                                                                           (164)               (514)
     Prepaid expenses and other assets                                                     (358)                (47)
     Accounts payable and accrued liabilities                                              2,304               (132)
                                                                                       ---------          ----------
     Net cash provided by operating activities:                                            7,062              3,843
                                                                                       ---------          ----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                    (12,863)             (2,645)
 Sales (purchases) of short-term investment securities, net                                    8              1,039
 Proceeds from sale of casino project rights                                               1,380              1,040
 Expenditures for deposits and other assets                                              (1,179)               (353)
 Proceeds received from disposition of assets                                                571                  8
 Acquisition of subsidiary, net of cash acquired                                         (1,858)                  -
                                                                                       ---------          ----------
     Net cash used in investing activities                                              (13,941)               (911)
                                                                                       ---------          ----------

                          -Continued on following page-
                                       F7

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
(Dollar amounts in thousands)

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------

                                                                                          2000               1999
                                                                                          ----               ----
Cash Flows from Financing Activities:
 Proceeds from borrowings                                                              $ 31,401           $ 12,991
 Principal repayments                                                                  (16,754)            (15,363)
 Deferred financing costs                                                                 (273)                  -
 Purchases of treasury stock                                                              (818)               (227)
                                                                                       --------           ---------

     Net cash provided by (used in) financing activities                                 13,556             (2,599)
                                                                                       --------           ---------
Effect of exchange rate changes on cash                                                   (108)                  -
                                                                                       --------           ---------
Increase in Cash and Cash Equivalents                                                     6,569                333
Cash and Cash Equivalents at Beginning of Year                                            2,508              2,175
                                                                                       --------           ---------
Cash and Cash Equivalents at End of Year                                               $  9,077           $  2,508
                                                                                       ========           =========

Supplemental Disclosure of Noncash Investing and Financing Activities:

 Issuance of notes to former principals of Gold Creek Associates                      $    -              $  1,095
                                                                                      ========            =========
 In connection with the subsidiary acquired, liabilities were assumed as follows:

  Fair value of assets acquired, including cash of $881                               $  6,707            $      -
  Cash Paid                                                                            (2,739)                   -
                                                                                      --------            ---------
 Liabilities assumed                                                                  $  3,968            $      -
                                                                                      ========            =========

Supplemental Disclosure of Cash Flow Information:

 Interest paid                                                                        $  1,416            $    947
                                                                                      ========            =========
 Income taxes paid                                                                    $  2,461            $  1,883
                                                                                      ========            =========



See  notes  to  consolidated  financial  statements.

                                       F8

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollar  amounts  in  thousands)

1.   DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
     Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a casino within a hotel located in Prague, Czech Republic, owns 65% of, is developing, and manages a hotel and casino resort in Caledon, South Africa, and serves as concessionaire of small casinos on luxury cruise vessels. The Company regularly pursues additional gaming opportunities internationally and in the United States.

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

     In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). CCBC owns a 92-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which began on October 11, 2000. In November 2000 the Company, through its South African subsidiary, increased its equity interest in CCBC by 15% raising its total ownership to 65%.

     In May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company will operate the casinos for its own account and pay concession fees based on passenger count and gross gaming revenue. On September 18, 2000 the Company announced the opening of the first of four casinos with 55 gaming positions. In October 2000 the Company opened a second casino and, in November 2000, opened a third aboard a luxury cruise vessel. In August 2000, the Company entered into a five-year agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. The Company will operate the casino for its own account and pay concession fees based on gross gaming revenue. The maiden voyage of the residential cruise liner is expected early in 2002.

2.   SIGNIFICANT  ACCOUNTING  POLICIES
     Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
                                       F9

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. The Company's financial instruments include cash and cash equivalents, long-term debt and an interest rate swap agreement. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Except for the interest rate swap agreements (see Note 5), which have no carrying value in the consolidated financial statements, the Company's carrying value of financial instruments approximates fair value at December 31, 2000.

     Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives or the applicable lease term, if shorter.

     Goodwill - Goodwill represents the excess of purchase price over net identifiable assets acquired. Goodwill recognized in the 1994 Alpine stock acquisition has an unamortized balance of $2,381 at December 31, 2000, and is being amortized on a straight-line basis over 10 years.
     The Company acquired the Legends Casino operation through a merger with Alpine Gaming Inc. Goodwill recognized in the 1996 Gold Creek asset acquisition has an unamortized balance of $6,193 at December 31, 2000 and is being amortized on a straight-line basis over 15 years. In the Gold Creek acquisition, the Company acquired substantially all of the assets and assumed all of the liabilities of Womacks Casino which was consolidated with the Company's Legends Casino. Goodwill recognized in the 2000 CCBC stock acquisition was $840 which will be amortized on a straight-line basis over 10 years. Total accumulated amortization for all goodwill is $7,814 as of December 31, 2000.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions.

     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided.

     Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations, and was $829 in 2000 and $855 in 1999.

                                      F10

     Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's Austrian and South African subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders' equity. Adjustments resulting from the translation of transactions which are denominated in a currency other than U.S. dollars are recognized in the statement of earnings.

     Income Taxes - The Company accounts for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company follows SFAS 123 for valuing stock-based compensation granted to non-employees.

     Earnings Per Share - The Company follows the provisions of SFAS No. 128, "Earnings per Share," in calculating basic and diluted earnings per share. Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share gives effect to all potentially dilutive securities.

     Comprehensive Income - The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides for a more inclusive financial reporting measure than net income, and includes all changes in equity during the period, except those resulting from investments by, and distributions to, shareholders of the Company.

     Operating Segments - The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and in condensed interim financial reports issued to shareholders.

     Recently Issued Accounting Pronouncements - In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. In 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including amendments to normal purchases and normal sales, interest rate risk, hedging recognized foreign currency denominated assets and liabilities and intercompany derivative provisions of SFAS No. 133. The Company will be required to adopt SFAS No. 133 and
     SFAS No. 138 no later than the first quarter of 2001. As of December 31, 2000, the interest rate swap agreements had a fair value of ($279) which would be recorded as a liability and as a charge to equity on the balance sheet of the Company at January 1, 2001.



                                      F11

     Also in 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125. SFAS No. 140 revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets and is effective for fiscal years ending after December 15, 2000. SFAS No. 140 had no effect on income or the financial position of the Company for 2000, and the Company currently does not anticipate any material effect on its future financial statements.

     Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $156 and $47 for the years ended December 31, 2000 and 1999, respectively.

     Reclassifications - Certain reclassifications have been made to the 1999 financial information in order to conform to the 2000 presentation.

3.     RECEIVABLES  FROM  OFFICERS/DIRECTORS
       At  December  31,  2000,  the  Company  had  outstanding
       receivables  from officers/directors  totaling $119, all of which is
       due in 2001 and is classified a  current  asset.    The  receivables
       are  noninterest  bearing.

                                      F12

4.     PROPERTY  AND  EQUIPMENT
       Property and equipment at December  31, 2000, consist of the following:
                                                                      Estimated
                                                                    Service Life
                                                                      in Years
                                                                      --------
       Land                                   $    11,167
       Buildings and improvements                  16,676               7 - 31
       Gaming equipment                             9,005               3 - 7
       Furniture and office equipment               2,943               5 - 7
       Other equipment                              1,087               3 - 7
       Capital projects in process                     50
                                              -----------
                                                   40,928
       Less accumulated depreciation              (8,580)
                                              -----------
                                                   32,348
       Nonoperating casino and                        920
        land held for sale                    -----------
       Property and equipment, net           $     33,268
                                             ============

       In June 1998, the Company began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90. The agreement contains a purchase option whereby the Company may purchase the property for $3,250, less cumulative lease payments ($232 through December 31, 2000), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

       In March 1999, the Company entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement, as amended on February 7, 2000, expires March 31, 2004 and provides for option payments as follows: 2000 - $37;
       2001 - $49; 2002 - $24; 2003 - $24; and 2004 - $6. The Company may
       exercise its option to purchase the property at any time during that period for a price of $1,500, less 50% of cumulative monthly option payments.

       The nonoperating casino and land is located in Nevada and is carried at estimated net realizable value.


                                      F13

5.     LONG-TERM  DEBT
Long-term  debt  at  December  31,  2000,  consists  of  the  following:




 Borrowings under revolving line of credit facility with Wells Fargo bank        $18,640
 Borrowings under loan agreement with PSG bank                                     5,558
 Note payable to minority shareholder                                              1,492
 Capital leases for various equipment                                                664
 Notes payable to former principals of Gold Creek                                    435
 Note payable to founding shareholder, unsecured                                     380
 Convertible debenture                                                               300
 Note payable to director, unsecured                                                  85
 Other unsecured note payables                                                        74
                                                                                 --------
 Total long-term debt                                                             27,628
 Less current portion                                                             (7,314)
                                                                                 --------
 Long-term portion                                                               $20,314
                                                                                 ========

On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility ("RCF") to $26 million and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722 beginning October 2000 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2000 was $18,640. The amount available under the RCF as of December 31, 2000 was $6,638, net of amounts outstanding as of that date. The loan agreement includes certain restrictive covenants, the most significant of which include i) WMCK Venture Corp., a wholly-owned subsidiary of the Company, must maintain a maximum leverage ratio no greater than 3.10 to 1.00, ii) WMCK Venture Corp. must maintain a minimum interest coverage ratio no less than 1.50 to 1.00, and iii) WMCK Venture Corp. must maintain a TFCC ratio ( a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment. Interest rates at December 31, 2000 were 9.5% for $7,340 outstanding under prime based provisions of the loan agreement and 9.12% for $11,300 outstanding under LIBOR based provisions of the loan agreement(see below).

In 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis results in an increase or decrease to interest expense. Net additional (reduction in) interest expense to the Company under the swap agreement was ($64) in 2000 and $15 in 1999. At December 31, 2000, termination of the interest rate swap agreements would have resulted in a net loss to the Company of approximately $279.

                                      F14

In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which agreement provides for a principal loan of approximately $6,200 to fund development of the Caledon project and a working capital facility of approximately $2,100. CCBC is required to make principal payments beginning December 2001 and continuing over a five-year period. Outstanding borrowings bear interest at the bank's base rate plus 2.75-3.75%. The interest rate as of December 31, 2000 was 17.05%. The shareholders of CCBC have pledged all of the common shares held by them in CCBC to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. As of December 31, 2000, $5.6 million has been advanced against the loan agreement. The loan agreement includes certain restrictive covenants, as defined in the agreement, the most significant of which include, i) CCBC must maintain a debt/equity ratio of 44:56 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) CCBC must maintain an interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) CCBC must maintain a debt service coverage ratio of at least 1.3 for the principal loan and 1.7 for the working capital facility after the first twelve months of operations, and iv) CCBC must maintain a loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the working capital facility.

In April 2000, CCBC, the Company and Caledon Overberg Investments (Proprietary) Limited ("COIL"), the minority shareholder in CCBC, entered into a note agreement as part of the purchase of CCBC. Under the terms of the agreement, CCBC, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,300. Under the terms of the agreement, the loan bears interest at the rate of 2% over the prime/base rate established by PSGIB, and is due on demand subsequent to the repayment in full of the loan between CCBC and PSGIB. In November 2000, as part of the Company's additional equity investment in CCBC, the Company acquired a portion of the note payable between CCBC & COIL valued at approximately $600.

                                      F15

     During the year 2000, CCBC entered into a series of lease agreements for the purchase of capital equipment. The average effective interest rate on the lease obligations is 13.5% and are repayable over a term of 60 months.

     Assets under lease included in property and equipment as of December 31, 2000:
                                 Original Book Value    Accumulated Depreciation
      Gaming equipment                   $515                             $43
      Furniture and office equipment     $146                             $11
      Other equipment                     $76                              $2
                                         ----                             ---
      Total                              $737                             $56
                                         ====                             ===

     During the second quarter of 1998, the Company reached agreement with the two former principals of Gold Creek to pay them a total of $1,629, consisting of cash of $534 and two promissory notes totaling $1,095, in lieu of issuing common stock as previously provided for in connection with the acquisition of Gold Creek's assets. The notes are unsecured, bear interest at 8.75% and require aggregate monthly payments of principal and interest of $16 through June 2001, at which time, the remaining aggregate principal of $357 is due and payable.

     On May 30, 1996, the Company issued a convertible debenture in the principal amount of $500 to a private investor. Simultaneously, the Company issued a guaranty of payment on the otherwise unsecured debt. The proceeds were used in financing the Gold Creek acquisition. The debenture bears interest at 10.5%, payable quarterly. The holder has the option to convert, in one or more transactions, all or a portion of the outstanding principal into the Company's common stock at $1.84 per share, subject to a minimum per conversion transaction of $50. On August 4, 2000 the Company made a prepayment of $200 in lieu of the holder exercising their right to convert the principal balance to stock. As of December 31, 2000, the Company has the option to prepay the debenture, in whole or in part, at 116% of the outstanding principal. The entire unpaid principal is due on May 30, 2001.

     In April 1999, the terms of an unsecured note payable to a founding shareholder were amended. The previously existing principal balance of $420, plus accrued interest of approximately $60, were combined into a new principal amount of $480. The Company concurrently made a principal repayment of $100. The remaining principal of $380 bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying the Company on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying consolidated balance sheet as of December 31, 2000.

     The consolidated weighted average interest rate on all borrowings was 9.87% for the year ended December 31, 2000.

     As of December 31, 2000, scheduled maturities of all long-term debt are as follows:

                                       Future minimum                    Total
                                       lease payment       Other       long term
                                     of capital leases     debt          debt
                                     -----------------     -----       ---------
2001 -                                $  310              $ 7,055       $ 7,365
2002 -                                $  145              $ 1,492       $ 1,637
2003 -                                $  145              $ 1,112       $ 1,257
2004 -                                $  145              $14,251       $14,396
2005 -                                $  117              $ 1,111       $ 1,228
Thereafter                            $   -               $ 1,943       $ 1,943
                                      ------              -------       -------
                                      $  862              $26,964       $27,826

Less amounts representing interest.   $  198              $     -       $   198
                                      ------              -------       -------
Total                                 $  664              $26,964       $27,628
                                      ======              =======       =======
                                      F16

6.   SHAREHOLDERS'  EQUITY
     In February 1998, the Company's Board of Directors approved a discretionary program to repurchase up to $1 million of the Company's outstanding common stock. In October 1998, the Board voted to increase the limit on the stock repurchase program from $1 million to an aggregate of $2 million. In March 2000, the Board further voted to increase the limit on the stock repurchase program from $2 million to an aggregate of $5 million. Through December 31, 2000, the Company had repurchased 1,849,800 shares of its common stock at an average cost per share of $1.23. 1,385,000 shares of its common stock, with an average cost of $1.06 per share, were retired in February 2000. In November 2000, 308 shares of common stock were awarded in a drawing amongst investors, leaving 464,492 shares remaining as of December 31, 2000, at an average cost per share of $1.76.

     In April 1994, the Board of Directors of the Company adopted the Employees' Equity Incentive Plan (the "Plan"), which was amended effective November 22, 1995, and further amended November 25, 1996. The Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan.
     The Plan provides for the issuance of up to 4,500,000 shares of common stock through the various forms of award permitted. Through December 31, 2000, only stock option awards had been granted under the Plan. Stock options may be either incentive stock options, for which the option price may not be less than fair market value at the date of grant, or nonstatutory options, which may be granted at any option price. All options must have an exercise period not to exceed ten years. Options granted to date have either one-year or two-year vesting periods. On May 1, 2000 the Plan was further amended to provide the Incentive Plan Committee the power and discretion to prescribe the terms and conditions for the exercise of, or modification of, any outstanding Awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company.

     On February 8, 1999, the Company's Board of Directors approved the award of options on 809,000 shares of the Company's common stock under the Employees' Equity Incentive Plan. The options have an exercise price of $0.75 per share, vested in their entirety on February 8, 2000, and have an exercise period of ten years.

     As of December 31, 2000 there were an additional 100,000 options outstanding to directors of the Company. These options have a weighted average exercise price of $1.09

      Transactions  regarding  the  Plan  are  as  follows:




                                        2000                           1999
                                      ----------                     ---------
                                            Weighted-                     Weighted-
                                            Average                       Average
                                            Exercise                      Exercise
                                   Shares    Price                Shares   Price
                                   ------    -------              ------   -------
Incentive Stock Options:

Outstanding at January 1        2,906,500   $  1.29            2,606,400   $  1.43
Granted                             -           -                809,000   $  0.75
Exercised                         (8,891)       .82                 -          -
Cancelled or forfeited           (85,309)      1.44            (508,900)      1.07
                               ----------                      ---------
Outstanding at December 31      2,812,300      1.29            2,906,500      1.29
                               ==========                      =========
Options exercisable at          2,812,300   $  1.29            2,273,500     $1.44
December 31                    ==========                      =========

                                      F17

Summarized information regarding all options outstanding at December 31, 2000, is as follows:



                                             Weighted-
                            Number            Average               Number
                         Outstanding         Remaining            Exercisable
                        At Year End        Term in Years         At Year End
                       -------------       -------------         ------------
Exercise
Price

0.75                     784,000                7.8                 784,000
1.50                   1,993,300                4.7               1,993,300
1.63                      30,000                5.0                  30,000
2.25                       5,000                4.4                   5,000
                       -------------       -------------         ------------
                       2,812,300.               5.5               2,812,300
                       =============       =============         ============



     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options granted under the Plan. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method recommended, but not required, by SFAS No.123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                     2000                  1999
                                     ----                  ----

Net earnings      As reported      $3,253                $2,221
                   Pro forma       $3,233                $1,998

Earnings per share
 Basic            As reported      $ 0.23                $ 0.15
                   Pro forma       $ 0.23                $ 0.13

 Diluted          As reported      $ 0.22                $ 0.15
                   Pro forma       $ 0.22                $ 0.13

     The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the  following assumptions:
                                                                            1999
                                                                            ----
      Weighted-average risk-free interest rate                              5.6%
      Weighted-average expected life                                     10 yrs.
      Weighted-average expected volatility                                   43%
      Weighted-average expected dividends                                    $ 0

     No options were granted under the Plan in the year 2000. The weighted-average fair value of the options granted during 1999 was $ 0.47.
                                      F18

     Warrants:

     In 1995, the Company entered into a consulting agreement with a third party whereby the consultant will assist the Company, from time to time, in seeking investors and business opportunities. The agreement provides that, upon the consummation of certain transactions, the Company will issue to the consultant warrants to purchase the Company's common stock. The number of shares and exercise price are determined based on a formula, which depends upon the type and size of transaction consummated and the recent trading price of the common stock.
     In connection with a 1995 private placement, the Company issued warrants to the consultant for 71,428 shares exercisable at $1.05 per share. The warrants had a five-year term from the date of issue and expired in May 2000 without being exercised. The consulting agreement may be terminated by either party upon 30 days notice.

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


     Subsidiary Preference Shares:

     During the year ended December 31, 2000, the Company's South African subsidiary acquired a 65% equity interest in Caledon Casino Bid Company (Pty) Limited (CCBC) (note 1). In connection with the granting of a gaming license to CCBC by the Western Cape Gambling and Racing Board in April 2000, CCBC issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCBC casino business subject to working capital and capital expenditure requirements and CCBC loan obligations and liabilities as determined by the directors of CCBC. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCBC casino business, net of all liabilities attributable to the CCBC casino business. Due to the October 2000 opening of the casino, the 2000 preference dividend is not significant.

                                      F19

7.   SEGMENT  INFORMATION
     The company has adopted FASB Statement No. 131 " Disclosures about Segments of an Enterprise and Related Information," The Company is managed in four segments; Cripple Creek Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of and for the year ended December 31, 2000 is presented below. Comparable information is not provided for 1999 because during 1999 the Company operated as one identifiable segment, Cripple Creek
     Colorado.



Dollar amounts in thousands      Cripple       South    Cruise    Corporate     Intersegment     Consolidated
                                 Creek CO      Africa    Ships      & Other     Elimination
Property and equipment,
net of accumulated depreciation   $  19,275  $  11,759  $  213   $   2,021          -             $  33,268
Total Assets                      $  36,386  $  20,310  $  438   $   2,176      ($3,188)          $  56,122
Net operating revenue             $  24,389  $   4,155  $  189   $     276          -             $  29,009
Depreciation & amortization       $  3,241   $     290  $    6   $     216          -             $   3,753
Interest  income                  $      2   $     112      -    $     372        ($341)          $     145
Interest expense,
including debt issuance cost      $  1,510   $     367      -    $      81        ($341)          $   1,617
Earnings before income taxes
and minority interest             $  4,916   $     666  $   12   $     259           -            $   5,853
Income tax expense(benefit)       $  2,262   $     193       -   $      87           -            $   2,542
Net earnings                      $  2,654   $     416  $   12   $     171                        $   3,253
EBITDA                            $  9,665   $   1,154  $   18   $     183           -            $  11,020

                                      F20

8.   COMMITMENTS,  CONTINGENCIES  AND  OTHER  MATTERS
     Prague, Czech Republic - In March 1998, the Company entered into a joint venture agreement with B. H. Centrum a.s. ("BHC"), a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to form Century Casinos Praha a.s.
     The Company was to hold a 49% interest in the venture, which would operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. Subsequent to signing the joint venture agreement, laws governing casino licenses in the Czech Republic were amended to preclude a foreign entity from holding an equity interest in a casino license. In January 1999, the Company entered into a 20-year definitive agreement with Casino Millennium a.s., a Czech company that has secured the leasing rights from the hotel, to provide casino management services for ten percent of the casino's gross revenue, and to provide and lease to the casino certain gaming equipment for 45% of the casino's net profit. During 1999, the Company purchased and leased to Casino Millennium a.s. gaming equipment with a total cost of approximately $1.3 million. In addition, the Company advanced operating funds to the casino of approximately $208. In July 1999, Casino Millennium a.s. commenced operations of its casino. During the years ended December 31, 2000 and 1999, the Company earned management fee income from Casino Millennium totaling $177 and $109 respectively. Casino Millennium recognized no earnings in the years ended December 31, 2000 and 1999. Accordingly, no lease income was earned by the Company. At December 31, 2000, receivables in the accompanying consolidated balance sheet include $421 relating to advances and management fees.

     Subsequent to the formation of Casino Millennium a.s., the Czech laws were again amended to permit the Czech Republic's Ministry of Finance to make exceptions to the foreign ownership restriction, thereby allowing a foreign entity to hold an equity interest in a casino license. Accordingly, in January 2000, the Company entered into a memorandum of agreement with BHC to continue the casino project on a joint venture basis with each party having a 50% equity interest. It is anticipated that this will be accomplished by the formation of a new joint venture or by the joint acquisition of Casino Millennium a.s. by the Company and BHC. The current shareholders of Casino Millennium a.s. have consented to the sale of their respective equity interests or the sale of its net assets and liabilities. It is the intention of the Company and BHC to enter into new lease and management agreements under the same terms and conditions described above. It is also expected that the Company and BHC will contribute certain casino equipment and improvements currently being leased to Casino Millennium and equalize their respective contributions to the joint venture, taking into consideration previously advanced operating funds. In addition to the assets which would be contributed, the Company expects that the cash contribution required to equalize the transaction will not exceed $300. Any funding required by the Company to consummate this transaction would be met through a combination of  existing liquidity and anticipated cash flow.  The Company is in the process of  negotiating  a  definitive purchase agreement.
     As of December 31, 2000, the Company's  net  fixed  assets  leased under  operating  leases  to  the  Casino Millennium  approximated  $1.0 million.

                                      F21

     South  Africa-Caledon  - On April 13, 2000, the Caledon Casino Bid
     Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's South African subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In March 2000, in anticipation of the award of the final license, the Company borrowed approximately  $4.0  million  under  its revolving credit facility and, in April 2000, the Company (through CCA) made its equity investment of approximately $1,534 in and a loan of approximately $2,302 to CCBC. In a concurrent transaction, another 50% investor contributed fixed assets to CCBC in exchange for a 50% equity investment of approximately $1,534 and a loan payable of approximately $2,302.
     The acquisition of CCBC by the Company has been recorded using the purchase method of accounting. On November 4, 2000 CCA acquired an
     additional 15% equity interest in the ordinary shares of CCBC.   In
     exchange for $1.8 million borrowed under its revolving credit facility, the Company, through CCA, acquired 600 ordinary shares and claim to an additional 15% of the total outstanding shareholder loans, which as of December 31, 2000 were $3,965, from the other 50% investor. The acquisition of the additional 15% interest has been recorded using the purchase method of accounting. As of December 31, 2000, net long-lived assets held by CCBC, included in the Company's condensed consolidated balance sheet, approximated $11.5 million. Pro forma financial information presenting the results of operations as if the acquisition of CCBC had been consummated as of the beginning of the year ended December 31, 2000 have not been included because they were not material to the Company's consolidated results of operations.

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

     Initial start up costs of the casino, resort hotel and spa have resulted in a pre-tax charge of $652 against the income for the year ended December 31, 2000.

     South Africa-Gauteng -Legislation enacted in 1996 in South Africa provides for the award of up to 40 casino licenses throughout the country. To date, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

     Under South African gaming legislation passed in 1996, six casino licenses were allocated to the province of Gauteng - primarily for the Greater Johannesburg area. Silverstar Development Ltd., a consortium owned by trusts, corporations and individuals from the province, chose Century Casinos as equity and management partner for its proposed 1,000 gaming position casino, hotel and entertainment resort in the West
     Rand region (western portion of greater Johannesburg). Since joining forces more than four years ago, Century has helped Silverstar work through a series of legal issues regarding the award of this gaming license - culminating in March 2000 with Silverstar entering into an agreement with the competing license applicant. This agreement has settled all past claims and has brought both parties together in an effort to jointly secure the sixth and final gaming license in the province. In a process entered into with the Gauteng Gambling Board for their consideration of the amended proposal for a casino license, the parties jointly filed the requisite amendment application.
     There can be no certainty regarding the award of this license or that this license will ultimately be awarded to the consortium Silverstar is part of.


                                      F22

     Riverboat Development Agreement-Indiana - In September 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle") to conduct riverboat gaming in Switzerland County. In accordance with the terms of the sale of the Company's interest in Pinnacle in 1995, the Company received payments of $1,380 in 2000 and $1,040 in 1999, which are included in "other expense, net" in the accompanying consolidated statements of earnings. The Company was entitled to receive installment payments of $32 per month for the first 60 months of the riverboat's operation; however, subsequent to 1999, the Company elected to receive an aggregate discounted payment amount of $1,380, which was received and recognized as "other expense, net" in 2000, as discussed above.

     Consulting  Agreement-Rhodes,  Greece  -  In  1998,  the  Company reached a consulting agreement (the "current agreement") with Rhodes Casino S.A. and Playboy Gaming International Ltd. ("Playboy") to assign certain of the Company's rights and delegate its responsibilities under a previously executed management and consulting agreement (the
     "previous agreement") pertaining to the operation of  a  casino  on
     the island of Rhodes, Greece.   In 1998, the Company received
     from Playboy a payment of $25 for certain preopening services performed to date. The Company also received payments totaling $50 in 1999 and 2000 and is to receive a final annual payment of $50 in 2001.
     The Company will have no further obligations under the previous agreement unless, subsequent to the opening of the casino, Playboy is unwilling or unable to perform under the current agreement. In such event, the previous agreement, and the Company's obligations, would be reinstated together with the Company's right to receive up to $300 per year for the first three years of casino operations, with an aggregate minimum guarantee of approximately $250.

     Agreement with Former Officer/Director - In October 1999, in connection with the termination of an officer/director's employment, the Company entered into a noncompetition agreement with the former officer/director with a term through March 31, 2001 for consideration of twelve monthly payments of $14 beginning January 2000. The area covered by the noncompetition agreement includes any geographical area in which the Company is present. The agreement also provides for limited consulting services to be performed by the former officer/director during 2000.  In March  2000, in accordance with paragraph II.A.5. of the Waiver and Release and Consulting Agreement, the Company made a discounted payment to the former officer/director and terminated the consulting portion of the agreement. All other provisions of the noncompetition agreement remain in effect. The accompanying financial statements include noncompetition amortization expense of $137 in  2000  and  $28  in  1999  relating  to  this  agreement.

     Employee Benefit Plan - In March 1998, the Company adopted the 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $26 and $24 to the Plan in 2000 and 1999, respectively.

     Operating Lease Commitments - The Company has entered into certain noncancelable operating leases for real property and equipment. As of December 31, 2000, future minimum lease payments under existing lease agreements are $344 in 2001, $329 in 2002, $286 in 2003,
     $282 in 2004, $170 in 2005 and $398 thereafter. Rental expense was $505 in 2000 and $574 in 1999.

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


                                      F23

9.   INCOME  TAXES


The provision for income taxes consists of the following:
                                                            2000     1999
                                                           -------  -------
Current:

 Federal                                                   $2,261   $1,593
 State                                                        341      252
 Foreign                                                      386        -
                                                           -------  -------
                                                            2,988    1,845
                                                           -------  -------

Deferred:
 Federal                                                     (219)     (90)
 State                                                        (34)      (9)
 Foreign                                                     (193)       -
                                                           -------  -------
                                                             (446)     (99)
                                                           -------  -------
                                                           $2,542   $1,746
                                                           =======  =======

The provision for income taxes differs from the expected amount of income tax calculated by applying the statutory rate to pretax income as follows:


                                                         2000     1999
                                                        -------  -------

Expected income tax provision at statutory rate of 34%  $1,990   $1,349


Increase (decrease) due to:
 Goodwill amortization                                     252      252
 Effect of foreign operations taxed at different rates     (18)      (4)
 State income taxes, net of federal benefit                201      155
 Other, net                                                117       (6)
                                                        -------  -------
Provision for income taxes                              $2,542   $1,746
                                                        =======  =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2000, consist of the following:

Deferred  tax  assets:
 Property and equipment - noncurrent                            $    623
 Accrued liabilities and other - current                           1,010
                                                                --------
                                                                   1,633

Deferred  tax  liabilities:
 Prepaid expenses - current                                        (615)
                                                                --------
 Net deferred tax assets                                        $  1,018
                                                                ========
Net deferred tax assets of $395 and $623 are classified as current and noncurrent, respectively, and included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. CCBC, a 65% owned subsidiary of the Company's South African subsidiary, has approximately $2,700 in net operating loss carryforwards as of December 31, 2000, which carry no expiration date.

                                      F24



10.  OTHER EXPENSE, NET
    Other expense, net, consists of the following:
                                                   2000      1999
                                                --------  --------

Interest income                                 $   145   $    43
Interest expense                                (1,529)    (1,000)
Income from sale of casino project rights         1,380     1,040
Foreign exchange losses                             (1)         -
Amortization of deferred financing costs           (88)      (127)
Gain (loss) on disposal of equipment                 80       (10)
Other                                               (7)         -
                                                --------  --------
                                                $   (20)  $   (54)
                                                ========  ========

11.  EARNINGS  PER  SHARE
     Basic  and  diluted earnings per share for the years ended
     December 31, 2000 and 1999 were computed as follows:


                                                                    2000         1999
                                                                 -----------  -----------

Basic Earnings Per Share:
 Net earnings                                                    $     3,253  $     2,221
                                                                 ===========  ===========
 Weighted average common shares                                   14,240,990   14,631,719
                                                                 ===========  ===========
 Basic earnings per share                                        $      0.23  $      0.15
                                                                 ===========  ===========

Diluted Earnings Per Share:
 Net earnings, as reported                                       $     3,253  $     2,221
 Interest expense, net of income taxes, on convertible debenture          28           33
                                                                 -----------  -----------
 Net earnings available to common shareholders                   $     3,281  $     2,254
                                                                 ===========  ===========

Weighted average common shares                                    14,240,990   14,631,719
 Effect of dilutive securities:

  Convertible debenture                                              227,489      271,739
  Stock options and warrants                                         567,362      216,430
                                                                 -----------  -----------
Dilutive potential common shares                                  15,035,841   15,119,888
                                                                 ===========  ===========
Diluted earnings per shares                                      $      0.22  $      0.15
                                                                 ===========  ===========

Excluded from computation of diluted earnings per share
 due to antidilutive effect:
  Options and warrants to purchase common shares                      205,000    4,616,566
  Weighted average exercise price                                 $      2.19  $      1.94

                                      F25

12.  UNAUDITED  SUMMARIZED  QUARTERLY  DATA
     Summarized quarterly financial data for 2000 and 1999 is as follows: (Dollar amounts in thousands, except per share data)



                                       1st Quarter(1)  2nd Quarter   3rd Quarter     4th Quarter(2)

Year ended December 31, 2000
Net operating revenue                 $      5,834    $      6,212  $      7,190    $      9,773
Earnings from operations              $        603    $      1,052  $      1,554    $      2,664
Net earnings                          $        979    $        396  $        830    $      1,048
Basic earnings per share              $       0.07    $       0.03  $       0.06    $       0.07
Diluted earnings per share            $       0.07    $       0.03  $       0.06    $       0.06



( 1) During the 1st quarter of 2000, the Company received $1,380 from the sale of its riverboat gambling license in Indiana. This was offset by charges of $302 related to the write-off of a noncompete agreement with a former officer / director and bonuses paid to certain officers / directors related to the final payment received on the sale of the Company's riverboat gambling license in Indiana.
( 2) The Caledon Casino opened for business on  October 11, 2000.   During the
     4th quarter of 2000, net operating revenue for the casino was $3,536. Consolidated net earnings, after eliminating all intercompany transactions, for CCA, the Company's South African subsidiary, of which the Caledon Casino is a part, was $748 for the 4th quarter of 2000.


                                       1st Quarter     2nd Quarter   3rd Quarter(1)  4th Quarter
Year ended December 31, 1999
Net operating revenue                 $      5,193    $      5,552  $      6,704    $      6,135
Earnings from operations              $        644    $        821  $      1,770    $        786
Net earnings                          $        190    $        271  $      1,456    $        304
Basic and diluted earnings per share  $       0.01    $       0.02  $       0.10    $       0.02

( 1) During the 3rd quarter of 1999, the Company received $1,040 from the sale of its riverboat gambling license in Indiana.

                                      F26