Form 10QSB
period 2001-03-31
CENTURY CASINOS INC /CO/
filed 2001-05-15
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM ____________ TO ___________
 .

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

              200-220 E. Bennett Ave., Cripple Creek, Colorado 80813
              ------------------------------------------------------
                    (Address of principal executive offices)
                                 (719) 689-9100
                                ---------------
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
Number of shares of common stock, $.01 par value, outstanding as of May 10,2001:
                                   13,817,384



                              CENTURY CASINOS, INC.
                                  FORM 10-QSB
                                      INDEX



                                                                                                  Page
                                                                                                 Number
PART I             FINANCIAL INFORMATION

Item 1.            Condensed Financial Statements (unaudited)
                    Condensed Consolidated Balance Sheet as of March 31, 2001                       3
                    Condensed Consolidated Statements of Earnings                                   4
                    for the Three Months Ended March 31, 2001 and 2000
                    Condensed Consolidated Statements of Comprehensive Earnings                     5
                    for the Three Months Ended March 31, 2001 and 2000
                    Condensed Consolidated Statements of Cash Flows                                 6
                    for the Three Months Ended March 31, 2001 and 2000
                    Notes to Condensed Consolidated Financial Statements                            7
Item 2.            Management's Discussion and Analysis                                            13

PART II.           OTHER INFORMATION                                                               17

                   SIGNATURES                                                                      17


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (Unaudited)
(Dollar amounts in thousands)
----------------------------------------------------

                                                               March 31, 2001
                                                               ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                    $         2,478
  Accounts receivable                                                      848
  Prepaid expenses and other                                               562
                                                               ----------------
   Total current assets                                                  3,888

Property and Equipment, net                                             32,753
Goodwill, net                                                            9,057
Other Assets                                                             3,112
                                                               ----------------
Total                                                          $        48,810
                                                               ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                            $         2,279
  Accounts payable and accrued expenses                                  3,532
                                                               ----------------
   Total current liabilities                                             5,811

Long-Term Debt, less current portion                                    18,666
Other Non-current Liabilities                                              549
Minority Interest                                                          933

Shareholders' Equity:
  Preferred stock; $.01 par value; 20,000,000 shares
   authorized; no shares issued or outstanding
  Common stock; $.01 par value; 50,000,000 shares authorized;
   14,485,776 shares issued; 13,853,684 shares outstanding.                145
  Additional paid-in capital                                            21,915
  Accumulated other comprehensive loss                                    (902)
  Retained earnings                                                      2,845
                                                               ----------------
                                                                        24,003
Treasury stock - 632,092 shares, at cost                                (1,152)
                                                               ----------------
Total shareholders' equity                                              22,851
                                                               ----------------
Total                                                          $        48,810
                                                               ================

See  notes  to  condensed  consolidated  financial  statements.



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------
                                                                       For the Three Months Ended March 31,
                                                                       ------------------------------------
                                                                                    2001              2000
                                                                                    ----              ----

Operating Revenue:
  Casino                                                                        $   7,458        $   5,658
  Food and beverage                                                                   389              228
  Hotel                                                                               156               20
  Other                                                                               145               94
                                                                                ---------        ---------
                                                                                    8,148            6,000
  Less promotional allowances                                                         222              166
                                                                                ---------        ---------
   Net operating revenue                                                            7,926            5,834
                                                                                ---------        ---------

Operating Costs and Expenses:
  Casino                                                                            2,970            2,222
  Food and beverage                                                                   276               99
  Hotel                                                                               160               14
  General and administrative                                                        2,094            2,032
  Depreciation and amortization                                                     1,237              864
                                                                                ---------        ---------
   Total operating costs and expenses                                               6,737            5,231
                                                                                ---------        ---------
Earnings from Operations                                                            1,189              603
  Other income (expense), net                                                        (512)           1,149
                                                                                ---------        ---------
Earnings before Income Taxes and Minority Interest                                    677            1,752
  Provision for income taxes                                                          327              773
                                                                                ---------        ---------
Earnings before Minority Interest                                                     350              979
  Minority interest in subsidiary losses                                              103                -
                                                                                ---------        ---------
Net Earnings                                                                    $     453        $     979
                                                                                =========        =========

Earnings Per Share:
Basic and Diluted                                                               $    0.03        $    0.07
                                                                                =========        ==========

See notes to consolidated financial statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------------------

                                                      For the Three Months Ended March 31, 2001
                                                      -----------------------------------------
                                                              2000                      2001
                                                              ----                      ----
Net Earnings                                               $   453                  $   979
Foreign currency translation adjustments                       102                      (26)
Cumulative effect of change in accounting principle
related to interest rate swap, net of income tax benefit      (175)                       -
Change in fair value of interest rate swap                    (169)                       -
                                                           -------                  -------
Comprehensive Earnings                                     $   211                  $   953
                                                           =======                  =======

     See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------
                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                               2001                  2000
                                                               ----                  ----


Cash provided by operating activities                        $   734              $ 1,274
                                                             -------              -------
Cash provided by (used in) investing activities                 (383)                 788
                                                             -------              --------
Cash provided by (used in) financing activities               (7,029)               2,967
                                                             -------              -------
Effect of exchange rate changes on cash                           79                    -
                                                             -------              -------
Increase (decrease) in cash and cash equivalents              (6,599)               5,029
Cash and cash equivalents at beginning of period               9,077                2,508
                                                             -------              -------
Cash and cash equivalents at end of period                   $ 2,478              $ 7,537
                                                             =======              =======

Supplemental Disclosure of Cash Flow Information:

Interest paid                                                $   308              $   198

Income taxes paid                                            $    50                    -


See  notes  to  condensed  consolidated  financial  statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a casino within a hotel located in Prague, Czech Republic, owns 65% of, is developing, and manages the casino operations of a hotel, spa and casino resort in Caledon, South Africa, and serves as concessionaire of small casinos on luxury cruise vessels. The Company regularly pursues additional gaming opportunities internationally and in the United States.

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

     In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). CCBC owns a 92-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which began on October 11, 2000. In November 2000 the Company, through its South African subsidiary, increased its equity interest in CCBC by 15%, raising its total ownership to 65%.

     In   May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company will operate the casinos for its own account and pay concession fees based on passenger count and gross gaming revenue, as defined, in excess of an established per passenger per day amount. The agreement requires the Company to provide all necessary gaming equipment. On September 18, 2000 the Company announced the opening of the first of four casinos. In October 2000 the Company opened a second casino and, in November 2000, opened a third aboard a luxury cruise vessel. The maiden voyage of the fourth vessel is scheduled for July of 2001. The Company anticipates that it will have an approximate total of 160 gaming positions on the four combined shipboard casinos.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------


     The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   INCOME  TAXES
     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization.

3.   EARNINGS  PER  SHARE
     Basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 were computed as follows:




                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                              2001                 2000
                                                              ----                 ----

Basic Earnings Per Share:
  Net earnings                                        $        453         $        979
                                                      ============         ============
  Weighted average common shares                        13,935,890           14,479,906
                                                      ============         ============
  Basic earnings per share                            $       0.03         $       0.07
                                                      ============         ============

Diluted Earnings Per Share:
  Net earnings, as reported                           $        453         $        979
  Interest expense, net of income taxes, on                      5                    9
  convertible debenture
                                                      ------------         ------------
  Net earnings available to common shareholders       $        458         $        988
                                                      ============         ============
  Weighted average common shares                        13,935,890           14,479,906
   Effect of dilutive securities:
    Convertible debenture                                  163,043              271,739
    Stock options and warrants                           1,042,784              356,749
                                                      ------------         ------------
  Dilutive potential common shares                      15,141,717           15,108,394
                                                      ============         ============

  Diluted earnings per share                          $       0.03         $       0.07
                                                      ============         ============

  Excluded from computation of diluted earnings per share
   Due to antidilutive effect:
    Options and warrants to purchase common shares         155,000            2,651,000
    Weighted average exercise price                   $       2.36         $       1.70

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------

4.   CALEDON,  SOUTH  AFRICA

     On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC")was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's South African subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In March 2000, in anticipation of the award of the final license, the Company borrowed approximately $4,000 under its revolving credit facility and, in April 2000, the Company (through CCA) made its equity investment of approximately $1,534 in and a loan of approximately $2,302 to CCBC. In a concurrent transaction, CCBC, the Company and Caledon Overberg Investments (Proprietary) Limited ("COIL"), a minority shareholder in CCBC, entered into a note agreement as part of the purchase of CCBC. Under the terms of the agreement, CCBC, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,302. The loan bears interest at the rate of 2% over the prime/base rate established by PSG Investment Bank Limited ("PSGIB"), and is due on demand subsequent to the repayment in full of the loan, discussed below, between CCBC and PSGIB. In November 2000, the Company, through CCA, completed its acquisition of an additional 15% of CCBC - raising its ownership in CCBC to 65%. Terms of the agreement included the payment of approximately $1,800 U.S. Dollars by the Company to COIL in exchange for 15% of the total shares of common stock of CCBC (valued at approximately $1,200) and a shareholder loan to CCBC, previously held by COIL (with a value of approximately $600). The acquisition of CCBC by the Company and COIL has been recorded using the purchase method of accounting.

     In April 2000, CCBC entered into a loan agreement with PSGIB, which agreement provides for a principal loan of approximately $6,200 to fund development of the Caledon project and a working capital facility of approximately $2,100. CCBC is required to make principal payments beginning December 2001 and continuing over a five-year period. Outstanding borrowings bear interest at the bank's base rate plus 2.75-3.75%. The shareholders of CCBC have pledged all of the common shares held by them in CCBC to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. As of March 31, 2001, $5,500 has been advanced against the loan agreement. The loan agreement includes certain restrictive covenants, as defined in the agreement, the most significant of which include, i) CCBC must maintain a debt/equity ratio of 44:56 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) CCBC must maintain an interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) CCBC must maintain a debt service coverage ratio of at least 1.3 for the principal loan and 1.7 for the working capital facility after the first twelve months of operations, and iv) CCBC must maintain a loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the working capital facility. In January 2001, CCBC cancelled the working capital facility to obtain more favorable terms. In April 2001, CCBC entered into an addendum to the loan agreement in which PSGIB provided CCBC with a standby facility in the amount of approximately $600. CCBC is required to make principal payments on the standby facility in semi-annual installments, beginning December 2001 and continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 3% over a base rate of 12.10%. As of March 31, 2001 CCBC had not drawn on the standby facility.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------

     In December 1999, the Company, through CCA, entered into a ten-year casino management agreement with CCBC, which agreement may be extended at CCA's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the project.

5.   PRAGUE,  CZECH  REPUBLIC
     In January 2000, the Company entered into a memorandum of agreement with B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of existing RCF borrowings, liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement. As of March 31, 2001, the Company's net fixed assets leased to the Casino Millennium approximated $965 and management fee income for the three months ended March 31, 2001 was approximately $58.

6.   REVOLVING  CREDIT  FACILITY
     On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank to $26,000 and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722, beginning October 2000 through the maturity date. As of March 31, 2001, the aggregate commitment, net of the quarterly reduction, available to the Company was $24,556. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of March 31, 2001 was $12,681. The loan agreement includes certain restrictive covenants, the most significant of which include i) WMCK Venture Corp., a wholly-owned subsidiary of the Company, must maintain a maximum leverage ratio no greater than 3.10 to 1.00, ii) WMCK Venture Corp. must maintain a minimum interest coverage ratio no less than 1.50 to 1.00, and iii) WMCK Venture Corp. must maintain a TFCC ratio ( a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00. The consolidated weighted average interest rate on all borrowings was 8.56% for the first three months of 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------

7.   SHAREHOLDERS'  EQUITY
     During the first quarter of 2001, the Company repurchased, on the open market, an additional 167,600 shares of its common stock at an average price per share of $1.99. The Company held 632,092 shares in treasury as of March 31, 2001. Subsequent to March 31, 2001, the Company purchased, on the open market, 36,300 additional shares of its common stock at an average per share price of $1.86. In connection with the granting of a gaming license to CCBC by the Western Cape Gambling and Racing Board in April 2000, CCBC issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCBC casino business subject to working capital and capital expenditure requirements and CCBC loan obligations and liabilities as determined by the directors of CCBC. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCBC casino business, net of all liabilities attributable to the CCBC casino business. As of March 31, 2001, no dividend has been declared for the preference shareholders.

8.   CHANGE IN ACCOUNTING PRINCIPLES
     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, , "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including amendments to normal purchases and normal sales, interest rate risk, hedging recognized foreign currency denominated assets and liabilities and intercompany derivative provisions of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 related to the Company's interest rate swap agreements was to decrease shareholders' equity by $177, net of related federal and state income tax benefits of $104. The adoption of SFAS No. 138 had no effect on the Company's financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------

9.   SEGMENT  INFORMATION
     The Company has adopted FASB Statement No. 131 " Disclosures about
     Segments of an Enterprise and Related Information". The Company is managed in four segments; Cripple Creek, Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of and for the three months ended March 31, 2001 is presented below. Comparable information is not provided for 2000 because, during the first three months of 2000, the Company operated as one identifiable segment, Cripple Creek, Colorado.




Dollar amounts in thousands      Cripple       South    Cruise    Corporate     Intersegment     Consolidated
                                 Creek CO      Africa    Ships      & Other     Elimination
Property and equipment,
net of accumulated depreciation   $  19,003  $  11,645  $  202   $   1,903         -              $  32,753
Total Assets                      $  30,017  $  19,380  $  424   $   2,234      ($3,245)          $  48,810
Net operating revenue             $   5,546  $   2,140  $  182   $      58          -             $   7,926
Depreciation & amortization       $     823  $     348  $   11   $      55          -             $   1,237
Interest  income                  $       -  $      13       -   $      90         ($85)          $      18
Interest expense,
including debt issuance cost      $     322  $     224       -   $      13         ($85)          $     474
Earnings(loss) before income taxes
and minority interest             $   1,128  $    (110) $   36   $    (377)           -           $     677
Income tax expense(benefit)       $     519  $       -       -   $    (192)           -           $     327
Net earnings(loss)                $     609  $      (7) $   36   $    (185)           -           $     453
EBITDA                            $   2,273  $     552  $   47   $    (399)           -           $   2,473


CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar amounts in thousands, except for share information, or as noted)
------------------------------------------------------------------------

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

Results  of  Operations

Three  Months  Ended  March  31,  2001  VS.  2000
-------------------------------------------------
Net operating revenue for the first three months of 2001 was $7,926 compared with $5,834 for the same period in 2000, an increase of 35.8%. Casino revenue increased from $5,658 in 2000 to $7,458 in 2001, or 31.8%. The increase is attributable to the addition of the Caledon Casino and the cruise ship casino operations which provided $1,799 and $167, respectively. The Company's share of the Cripple Creek casino market was 17.1% through the first three months of 2001 compared with 18.1% a year earlier. Womacks/Legends Casino operated 13.7% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $105 (one hundred and five dollars) versus the Cripple Creek average of $83 (eighty three dollars). Gross margin for the Company's casino activities decreased to 60.2% from 60.7% a year earlier, due primarily to the effects of the lower margin, 53.7%, achieved by the Caledon Casino which started operation in October 2000. The gross margin for the Company's other casino operations increased to 62.2% due primarily to the continued improvement in casino operating efficiencies.

Food and beverage revenue increased by 70.8% to $389 for the first three months of 2001 compared with $228 in 2000. The increase is principally due to the opening of the Caledon Casino Hotel and Spa. The cost of food and beverage promotional allowances, which is included in casino costs, decreased slightly to $195 compared with $202 in the prior year. Hotel revenue increased by 653.8% to $156 for the first three months of 2001 compared with $20 in 2000. The increase is directly attributable to the opening of the Caledon Casino Hotel and Spa. The increase in hotel costs is associated with the operation of the hotel in Caledon, South Africa.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar amounts in thousands, except for share information, or as noted)
------------------------------------------------------------------------

General and administrative expense as a percentage of net operating revenue was 26.4% for the first three months of 2001 compared with 34.8% in 2000. Included in first three months of the year 2000, is the write-off of a non-compete agreement with a former officer/director in March 2000 and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the previous sale of the Company's interest in its Indiana riverboat gaming license.

Depreciation expense increased to $881 in the first three months of 2001 from $529 in same period of 2000, primarily due to the acquisition of fixed assets for the Caledon Casino, Hotel and Spa which opened in October 2000 and ongoing improvements to Womacks/Legends Casino. Amortization of goodwill in the first three months of 2001 increased to $356 from $335 in the same period of 2000 as a result of the goodwill recognized in the stock acquisition of CCBC in November 2000.

Other income (expense), net, for the first three months of 2001 consists primarily of net interest cost of $440 plus $57 related to the write-down of the value of non-operating casino property and land which the Company owns. Other income (expense), net, for the first three months of 2000 consists of $1,380 from the final payment received in January by the Company from the sale of its interest in a riverboat gaming license in Indiana, offset by net interest costs of $197. The increase in interest expense is principally due to the increase in outstanding long-term debt associated with the stock acquisition of CCBC and continued improvements to the property in Caledon, South Africa.

The income tax provisions for the three months ended March, 2001 and 2000, are based on estimated full-year earnings for financial reporting purposes adjusted for permanent book-tax differences, consisting primarily of nondeductible goodwill amortization.

Liquidity  and  Capital  Resources

Cash and cash equivalents totaled $2,478 at March 31, 2001, and the Company had net deficit working capital of $1,923. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($24,556, net of the quarterly reduction) and unused borrowing capacity of approximately $11,875 at March 31, 2001. For the three months ended March 31, 2001, cash provided by operating activities was $734 compared with $1,274 in the prior-year period. Cash used in investing activities of $383 for the first three months of 2001, consisted of a $250 loan provided by the Company to a non-gaming retailer in Cripple Creek, Colorado and the balance was principally due to improvements to the Womacks/Legends casino in Cripple Creek, Colorado. Cash used in financing activities for the first three months of 2001 consisted of net repayments of $5,959 under the RCF with Wells Fargo, the repurchase of company's stock, on the open market, with a cost of $334, and other net payments of $736.

Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17,200 to $26,000 and extended the maturity date of the RCF until April 2004. The agreement provides for the availability of funds, not to exceed a total of $10,500, for the Company's South Africa and Casino
Millennium  investments  and  repurchase  of  the  Company's  common  stock.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar amounts in thousands, except for share information, or as noted)
------------------------------------------------------------------------

On April 13, 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa. On April 17, 2000, the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC by making an equity investment of approximately $1,534 in and loans totaling approximately $2,302 to CCBC with borrowings obtained under the Company's RCF. CCA has a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CCBC owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project. In November, 2000, the Company, through CCA, completed its acquisition of an additional 15% of CCBC - raising its ownership in CCBC to 65%. Terms of the agreement included the payment of approximately $1,800 U.S. Dollars by Century to COIL in exchange for 15% of the total shares of common stock of CCBC (valued at approximately $1,200) and a shareholder loan to CCBC previously held by COIL (with a value of approximately $600). In April 2000, CCBC entered into a loan agreement with PSG Investment Bank Limited, which agreement provides for a principal loan of approximately $6,200 to fund development of the Caledon project and a working capital facility of approximately $2,100. As of March 31, 2001, $5,500 has been advanced against the loan agreement. In January 2001, CCBC cancelled the working capital facility based on managements ability to obtain more favorable terms. In April 2001, CCBC entered into an addendum to the loan agreement in which PSGIB provided CCBC with a standby facility in the amount of approximately $600. CCBC is required to make principal payments, beginning December 2001, in semi-annual installments continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 3% over a base rate of 12.10%. As of March 31, 2001 CCBC had not drawn on the standby facility.


The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1,300, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement.

In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The
Company is required to pay a fee to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. In August 2000, the Company entered into a similar agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. On September 18, 2000 the Company announced the opening of the first of four casinos aboard the cruise vessels. In October 2000 the Company opened a second casino and, in November 2000, opened a third aboard a luxury cruise vessel. The maiden voyage of the fourth vessel is scheduled for July of 2001. Both agreements require the Company to provide all necessary gaming equipment, $200 of which the Company incurred during the second half of 2000. The Company estimates the remaining cost at approximately $300.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar amounts in thousands, except for share information, or as noted)
------------------------------------------------------------------------

The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first three months of 2001, the Company purchased 167,600 additional shares at an average cost per share of $1.99. Beginning in 1998 and through March 31, 2001, the Company has repurchased a total of 2,017,400 shares at a total cost of approximately $2,616. In April 2001, the Company repurchased an additional 36,300 shares at a total cost of approximately $68. Management plans to retire all treasury shares on a periodic basis. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

The Company is the contracted casino management partner with and has the right to a minority equity interest in a consortium which includes Silverstar Development Ltd. ("Silverstar"). Silverstar has submitted an application for a proposed $50,000, hotel/casino resort development in the greater Johannesburg area of South Africa. The value of the proposed development fluctuates with the USD/Rand exchange rate. The Company currently estimates the development cost at approximately 400 million Rand. In the event that Silverstar is awarded a license, the Company would be required to make an equity investment of approximately 9 million Rand or $1,200 at the current exchange rate. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500 which could be incurred by the Company related to this project. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to the consortium Silverstar is part of.

Management believes that the Company's cash and working capital at March 31, 2001, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.


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

Item  6.  -  Exhibits  and  Reports  on  Form  8-K

             (a) Exhibits - The following exhibits are filed herewith:

                 11.00 April 21, 2001 Addendum to Loan Agreement, dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company
                         (Proprietary) Limited

             (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  * * * * * * *
SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  May  10,  2001