Form 10QSB
period 2001-06-30
CENTURY CASINOS INC /CO/
filed 2001-08-14
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            JUNE  30,  2001.
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
   Number of shares of common stock, $.01 par value, outstanding as of August 08, 2001:
                              13,817,384

                              CENTURY CASINOS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART  I    FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements  (unaudited)                  3
            Condensed Consolidated Balance Sheet as of
            June 30, 2001

            Condensed  Consolidated  Statements  of                      4
            Earnings for the Three Months Ended
            June 30, 2001 and 2000

            Condensed  Consolidated  Statements  of  Earnings            5
            for the Six Months Ended June 30, 2001 and 2000

            Condensed Consolidated Statements of                         6
            Comprehensive Earnings for the Three Months and
            Six Months Ended June 30, 2001 and 2000

            Condensed  Consolidated Statements of Cash Flows             7
            for the Six Months Ended June 30, 2001 and 2000

            Notes to Condensed Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis                          17

PART II   OTHER INFORMATION                                             21

          SIGNATURES                                                    21

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (Unaudited)
(Dollar  amounts  in  thousands)
----------------------------------------------------

                                                                   June 30, 2001
                                                                   -------------

ASSETS
Current  Assets:
  Cash  and  cash  equivalents                                     $       2,935
  Accounts receivable                                                        745
  Prepaid expenses and other                                                 491
                                                                    ------------
    Total current assets                                                   4,171

Property and Equipment, net                                               32,957
Goodwill, net                                                              8,701
Other Assets                                                               3,780
                                                                    ------------
Total                                                               $     49,609
                                                                    ============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  Liabilities:
  Current portion of long-term debt                                 $      2,338
  Accounts payable and accrued expenses                                    2,792
                                                                    ------------
    Total current liabilities                                              5,130

Long-Term Debt, Less Current Portion                                      20,016
Other Non-Current Liabilities                                                522
Minority Interest                                                            871

Shareholders'  Equity:
  Preferred  stock;  $.01  par  value;  20,000,000  shares
   authorized;  no  shares  issued  or  outstanding                            -
  Common  stock;  $.01  par  value;  50,000,000  shares  authorized;
   14,485,776 shares issued; 13,817,384 shares outstanding                   145
  Additional paid-in capital                                              21,915
  Accumulated other comprehensive loss                                   (1,205)
  Retained earnings                                                        3,434
                                                                    ------------
                                                                          24,289
  Treasury stock - 668,392 shares, at cost                               (1,219)
                                                                    ------------
    Total shareholders' equity                                            23,070
                                                                    ------------
Total                                                               $     49,609
                                                                    ============

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands,  except  for  share  information)
------------------------------------------------------------------
                                                For the Three Months Ended June 30,
                                                -----------------------------------
                                                   2001                    2000
                                                   ----                    ----

Operating  Revenue:
  Casino                                   $         7,459          $         5,951
  Food and beverage                                    491                      315
  Hotel                                                168                       56
  Other                                                199                       64
                                           ---------------          ---------------
                                                     8,317                    6,386
  Less promotional allowances                          924                      872
                                           ---------------          ---------------
    Net operating revenue                            7,393                    5,514
                                           ---------------          ---------------
Operating  Costs  and  Expenses:
  Casino                                             2,295                    1,552
  Food and beverage                                    280                      144
  Hotel                                                166                       49
  General and administrative                         2,114                    1,785
  Depreciation and amortization                      1,254                      932
                                           ---------------          ---------------
    Total operating costs and expenses               6,109                    4,462
                                           ---------------          ---------------
Earnings from Operations                             1,284                    1,052
  Other income (expense), net                        (561)                    (288)
                                           ---------------          ---------------
Earnings before Income Taxes and                       723                      764
 Minority Interest
  Provision for income taxes                           196                      399
                                           ---------------          ---------------
Earnings before Minority Interest                      527                      365
  Minority interest in subsidiary losses                62                       31
                                           ---------------          ---------------
Net Earnings                               $           589          $           396
                                           ===============          ===============

Earnings  Per  Share:
  Basic                                    $          0.05          $          0.03
                                           ===============          ===============
  Diluted                                  $          0.04          $          0.03
                                           ===============          ===============
See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands,  except  for  share  information)
------------------------------------------------------------------
                                                    For the Six Months Ended June 30,
                                                    ---------------------------------
                                                      2001                    2000
                                                      ----                    ----
Operating  Revenue:
  Casino                                       $       14,917         $        11,609
  Food and beverage                                       880                     543
  Hotel                                                   324                      76
  Other                                                   344                     158
                                               --------------         ---------------
                                                       16,465                  12,386
  Less promotional allowances                           1,763                   1,708
                                               --------------         ---------------
    Net operating revenue                              14,702                  10,678
                                               --------------         ---------------

Operating  Costs  and  Expenses:
  Casino                                                4,648                   3,104
  Food and beverage                                       556                     243
  Hotel                                                   326                      63
  General and administrative                            4,208                   3,817
  Depreciation and amortization                         2,491                   1,796
                                               --------------         ---------------
    Total operating costs and expenses                 12,229                   9,023
                                               --------------         ---------------
Earnings from Operations                                2,473                   1,655
  Other income (expense), net                          (1,073)                    861
                                               --------------         ---------------
Earnings before Income Taxes and                        1,400                   2,516
 Minority Interest
  Provision for income taxes                              523                   1,172
                                               --------------         ---------------
Earnings before Minority Interest                         877                   1,344
  Minority interest in subsidiary losses                  165                      31
                                               --------------         ---------------
Net Earnings                                   $        1,042         $         1,375
                                               ==============         ===============

Earnings  Per  Share:
  Basic                                        $         0.08         $          0.10
                                               ==============         ===============
  Diluted                                      $         0.07         $          0.09
                                               ==============         ===============


See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------------------

                                                For the Three Months Ended June 30,
                                                -----------------------------------
                                                    2001                     2000
                                                    ----                     ----

  Net Earnings                                  $    589                  $    396
  Foreign currency translation adjustments          (320)                     (294)
  Change in fair value of interest rate swap          17                         -
                                                --------                  --------
  Comprehensive Earnings                        $    286                  $    102
                                                ========                  ========


                                                For the Six Months Ended June 30,
                                                ---------------------------------
                                                    2001                     2000
                                                    ----                     ----

  Net Earnings                                  $  1,042                 $  1,375
  Foreign currency translation adjustments          (218)                    (320)
  Cumulative effect of change in accounting
   principle related to interest rate swap,
   net of income tax benefit                        (175)                       -
  Change in fair value of interest rate swap        (153)                       -
                                                --------                 --------
  Comprehensive Earnings                        $    496                 $  1,055
                                                ========                 ========





See  notes  to  condensed  consolidated  financial  statements.


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------
                                                For the Six Months Ended June 30,
                                                ---------------------------------
                                                 2001                        2000
                                                 ----                        ----

  Cash provided by operating activities     $   1,966                  $    1,474
                                            ---------                  ----------
  Cash (used in) investing activities          (3,454)                     (4,496)
                                            ---------                  ----------
  Cash provided by (used in)                   (4,736)                      4,037
   financing activities
                                            ---------                  ----------
Effect of exchange rate changes on cash          82                           -
                                            ---------                  ----------
  Increase (decrease) in cash and cash         (6,142)                      1,015
   equivalents
  Cash and cash equivalents at beginning        9,077                       2,508
   of period
                                            ---------                  ----------
  Cash and cash equivalents at              $   2,935                  $    3,523
   end of period
                                            =========                  ==========


Supplemental  Disclosure  of  Cash  Flow  Information:
  Interest paid                             $     613                  $      432

  Income taxes paid                         $     930                  $      910


Non-cash  Investing  and  Financing  Activities:
In  connection with the Company's acquisition of CAL in 2000
(see Note 4), the minority shareholder contributed fixed assets valued at $3,836 in exchange for a note payable to the minority shareholder of $2,302 and an equity interest of $1,534.


See  notes  to  condensed  consolidated  financial  statements

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, manages a casino within a hotel located in Prague, Czech Republic, owns 65% of, is developing, and manages the casino operations of a hotel, spa and casino resort in Caledon, South Africa, and serves as concessionaire of small casinos on four luxury cruise vessels. The Company regularly pursues additional gaming opportunities internationally and in the United States.

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

     In   April 2000, the Company's South African subsidiary acquired a 50%
     equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). In June, 2001 the company name for CCBC was changed, with board approval, to Century Casinos Caledon (Pty) Ltd. ("CAL"). CAL owns a 92-room resort hotel and spa and approximately 600 acres of land in Caledon, South Africa and was awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which began in October 2000. In November 2000, the Company, through its South African subsidiary, increased its equity interest in CAL by 15%, raising its total ownership to 65%.

     In   May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company operates the casinos for its own account and pays concession fees based on passenger count and gross gaming revenue, as defined, in excess of an established per passenger per day amount. The agreement requires the Company to provide all necessary gaming equipment. In September 2000, the Company opened the first of four casinos aboard the luxury cruise vessels, followed by the second and third casinos in October and November 2000, respectively. The maiden voyage of the fourth vessel occurred in June 2001. The Company has a total of approximately 160 gaming positions on the four combined shipboard casinos.

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

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
     The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Item
     310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   INCOME  TAXES
     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization.

3.   EARNINGS  PER  SHARE
     Basic and diluted earnings per share for the three months ended June 30, 2001 and 2000 were computed as follows:

                                               For the Three Months Ended June 30,
                                               -----------------------------------
                                                      2001                    2000
                                                      ----                    ----
Basic  Earnings  Per  Share:
  Net earnings                              $          589         $           396
                                            ==============         ===============
  Weighted average common shares                13,821,593              14,318,779
                                            ==============         ===============
  Basic earnings per share                  $         0.05         $          0.03
                                            ==============         ===============

Diluted  Earnings  Per  Share:
  Net earnings, as reported                 $          589         $           396
   Interest  expense,  net  of  income                   3                       8
   taxes,  on  convertible  debenture
                                            --------------         ---------------
Net earnings available to common          $          592         $           404
   shareholders
                                            ==============         ===============

  Weighted average common shares                13,821,593              14,318,779
     Effect  of  dilutive  securities:
       Convertible  debenture                      109,293                 271,739
       Stock options and warrants                1,076,118                 752,521
                                            --------------         ---------------
Dilutive potential common shares                15,007,004              15,343,039
                                            ==============         ===============
Diluted earnings per share                  $         0.04         $          0.03
                                            ==============         ===============

Excluded from computation of diluted
earnings per share due to antidilutive
effect:
    Options and warrants to purchase               155,000                 535,000
    common shares
    Weighted average exercise price         $         2.36         $          2.43

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

Basic  and diluted earnings per share for the six months ended June 30, 2001 and
2000  were  computed  as  follows:
                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                    2001                      2000
                                                    ----                      ----

Basic  Earnings  Per  Share:
  Net earnings                              $      1,042              $      1,375
                                            ============              ============
  Weighted average common shares              13,878,741                14,399,342
                                            ============              ============
  Basic earnings per share                  $       0.08              $       0.10
                                            ============              ============

Diluted  Earnings  Per  Share:
  Net earnings, as reported                 $      1,042              $      1,375
   Interest expense, net of income                     8                        16
   taxes, on convertible debenture
                                            ------------              ------------
  Net earnings available to common          $      1,050              $      1,391
  shareholders
                                            ============              ============

  Weighted average common shares              13,878,741                14,399,342
    Effect  of  dilutive  securities:
     Convertible  debenture                      136,019                   271,739
     Stock options and warrants                1,057,988                   440,414
                                            ------------              ------------
  Dilutive potential common shares            15,072,748                15,111,495
                                            ============              ============
  Diluted earnings per share                $       0.07              $       0.09
                                            ============              ============

  Excluded from computation of diluted
  earnings per share due to
  antidilutive effect:
   Options and warrants to purchase              155,000                   565,000
   common shares
   Weighted average exercise price          $       2.36          $           2.39

4.   CALEDON,  SOUTH  AFRICA

     In   April 2000, the Caledon Casino Bid Company (Pty) Limited ("CCBC") was
     awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa and the Company's South African subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In June, 2001 the company name for CCBC was changed, with board approval, to Century
     Casinos Caledon (Pty) Ltd. ("CAL"). The Company (through CCA) made an initial equity investment of approximately $1,534 in and a loan of approximately $2,302 to CAL with borrowings under its revolving credit facility. In a concurrent transaction, CAL, the Company and Caledon Overberg Investments (Proprietary) Limited ("COIL"), a minority shareholder in CAL, entered into a note agreement as part of the purchase of CAL. Under the terms of the agreement, CAL, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,302.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
     The loan bears interest at the rate of 2% over the prime/base rate established by PSG Investment Bank Limited ("PSGIB"), and is due on demand subsequent to the repayment in full of the loan, discussed below, between CAL and PSGIB. In November 2000, the Company, through CCA, acquired an additional 15% of CAL, raising its ownership in CAL to 65%. The acquisition was completed with the payment of approximately $1,800 by the Company to COIL in exchange for 15% of the total shares of common stock of CAL (valued at approximately $1,200) and a shareholder loan to CAL, previously held by COIL (with a value of approximately $600). The acquisition of CAL by the Company and COIL has been recorded using the purchase method of accounting.

     In   April 2000, CAL entered into a loan agreement with PSGIB, which agreement provides for a principal loan of approximately $6,200 to fund development of the Caledon project and a working capital facility of approximately $2,100. CAL is required to make principal payments beginning December 2001 and continuing over a five-year period. Outstanding borrowings bear interest at the bank's base rate plus 2.75-3.75%. The shareholders of CAL have pledged all of the common shares held by them in CAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. As of June 30, 2001, $5,700 has been advanced against the loan agreement. The loan agreement includes certain restrictive covenants, as defined in the agreement, the most significant of which include, i) CAL must maintain a debt/equity ratio of 44:56 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) CAL must maintain an interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) CAL must maintain a debt service coverage ratio of at least 1.3 for the principal loan and 1.7 for the working capital facility after the first twelve months of operations, and iv) CAL must maintain a loan life coverage ratio of
     1.5 for the principal loan and a loan life coverage ratio of 2.5 for the working capital facility. The Company is required to be in compliance with these covenants beginning October 31, 2001. In January 2001, CAL cancelled the working capital facility to obtain more favorable terms. In April 2001, CAL entered into an addendum to the loan agreement in which PSGIB provided CAL with a standby facility in the amount of approximately $600. CAL is required to make principal payments on the standby facility in semi-annual installments, beginning December 2001 and continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 3% over a base rate of 12.10%. As of June 30, 2001 CAL had drawn $560 on the standby facility.

     In December 1999, the Company, through CCA, entered into a ten-year casino management agreement with CAL, which agreement may be extended at CCA's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CAL owns approximately 600 acres of land, which is expected to be used for future expansion of the project.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

5.   PRAGUE,  CZECH  REPUBLIC
     In   January 2000, the Company entered into a memorandum of agreement with
     B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s.
     or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of existing RCF borrowings (see Note 6), liquidity and anticipated cash flow. The
     Company is in the process of negotiating a definitive purchase agreement. As of June 30, 2001, the Company's net fixed assets leased to the Casino Millennium approximated $918 and management fee income for the six months ended June 30, 2001 was approximately $132.


6.   REVOLVING  CREDIT  FACILITY
     On   April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement" or
     "RCF") which increased the Company's aggregate borrowing commitment from the Bank to $26,000 and extended the maturity date to April 2004.
     The aggregate commitment available to the Company will be reduced quarterly by $722, beginning October 2000 through the maturity date.
     As of June 30, 2001, the aggregate commitment, net of the quarterly reduction, available to the Company was $23,834. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of June 30, 2001 was $13,304. The loan agreement includes certain restrictive covenants, the most significant of which include i) WMCK Venture
     Corp., a wholly-owned subsidiary of the Company, must maintain a maximum leverage ratio no greater than 3.10 to 1.00, ii) WMCK Venture Corp. must maintain a minimum interest coverage ratio no less than
     1.50 to 1.00, and iii) WMCK Venture Corp. must maintain a TFCC ratio
     (a derivative of EBITDA, as defined in the agreement) of no less than
     1.10 to 1.00. As of June 30, 2001, the Company is in compliance with all restrictive covenants. The consolidated weighted average interest rate on borrowings under the RCF was 8.17% for the first six months of 2001.

7.   SHAREHOLDERS'  EQUITY
     During the first half of 2001, the Company repurchased, on the open market, an additional 203,900 shares of its common stock at an average price per share of $1.97. The Company held 668,392 shares in treasury as of June 30, 2001.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

     In   connection with the granting of a gaming license to CAL by the Western
     Cape Gambling and Racing Board in April 2000, CAL issued a total of
     200 preference shares, 100 shares each to two minority shareholders.
     The preference shares are neither cumulative nor redeemable. The preference shares entitle the holders of such shares to dividends of 20% of the after-tax profits directly attributable to the CAL casino business subject to working capital and capital expenditure requirements and CAL loan obligations and liabilities as determined by the directors of CAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CAL casino business, net of all liabilities attributable to the CAL casino business. As of June 30, 2001, no dividends have been declared for the preference shareholders.

8.   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS
     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, in the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including amendments to normal purchases and normal sales, interest rate risk, hedging recognized foreign currency denominated assets and liabilities and intercompany derivative provisions of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 related to the Company's interest rate swap agreements was to decrease shareholders' equity as of January 1, 2001 by $175, net of related federal and state income tax benefits of $104. The adoption of SFAS No. 138 had no effect on the Company's financial statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
     For 2001, the Company has adopted Emerging Issues Task Force (EITF) No. 00-14, Accounting for Certain Sales Incentives and EITF No. 00-22, Accounting for Points an Certain Other Time-Based or Volume-Based
     Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF No. 00-14 requires, among other things, that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction in revenue. As part of the Company's promotional activities, the Company offers "free plays" or coupons to its customers for gaming activity. The cost associated with these activities was previously recorded by the Company as casino expense instead of a reduction in revenue. Issue No. 3 of EITF No. 00-22, requires that vendors recognize the cash rebate or refund obligation associated with time-based or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund". The liability for such obligations is based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of "breakage", if it can be reasonably estimated. The Company's players' clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. Prior to adopting EITF
     No. 00-22 the Company accounted for its players' clubs as a casino expense instead of a reduction in revenue; however, the liability for such obligations was previously recorded in a manner consistent with EITF No. 00-22. In 2001, the Company changed its classification of the afore mentioned promotional charges from recording the charges as expense to recording the charges as a reduction of revenue. The changes totaled $1,272 and $1,368 for the six months ended June 30, 2001 and 2000, respectively, and $654 and $697 for the three months ended June 30, 2001 and 2000, respectively; prior period amounts have been reclassified to be consistent with the current year periods. The reclassifications associated with the adoption of EITF Nos. 00-14 and 00-22 did not have any impact on net earnings or earnings per share amounts.

     In   June 2001, the Financial Accounting Standards Board (the "FASB")
     issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, any goodwill or intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized. Included in assets at June 30, 2001 is unamortized goodwill of approximately $8,701. The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $356 and $1,425 will no longer be recognized. The Company is required to assess goodwill for impairment in the year of adoption. The Company will not be able to determine the full effect of SFAS No. 142 on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standard during 2002. In the event the Company's analysis under the new guidance indicates goodwill is impaired, it will be required to record a charge to its earnings in the year of adoption.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
9.   SEGMENT  INFORMATION
     The Company is managed in four segments: United States, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of June 30, 2001 and for the three and six months ended June 30, 2001 is presented below. Comparable information is not provided for 2000 because, during the first half of 2000, the Company operated as one identifiable segment, Cripple Creek, United States.




As of June 30, 2001:              United        South    Cruise    Corporate    Intersegment     Consolidated
                                  States       Africa    Ships      & Other     Elimination
Property and equipment,
net of accumulated depreciation   $  19,046  $  11,834  $  231   $   1,846         -              $  32,957
Total Assets                      $  30,090  $  17,578  $  441   $   4,134      ($2,634)          $  49,609

For the three months ended June 30, 2001:

Net operating revenue             $   5,171  $   1,998  $  150   $      74          -             $   7,393
Depreciation & amortization       $     819  $     362  $   10   $      63          -             $   1,254
Interest  income                  $       -  $      13       -   $      89         ($85)          $      17
Interest expense,
including debt issuance cost      $     355  $     311       -   $      11         ($85)          $     592
Earnings(loss) before income taxes
and minority interest             $   1,396  $    (275) $   24   $    (422)           -           $     723
Income tax expense(benefit)       $     642  $    (181)      -   $    (265)           -           $     196
Net earnings(loss)                $     754  $     (32) $   24   $    (157)           -           $     589
EBITDA                            $   2,570  $     447  $   34   $    (437)           -           $   2,614


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------


                                  United        South    Cruise    Corporate    Intersegment     Consolidated
                                  States       Africa    Ships      & Other     Elimination

For the six months ended June 30, 2001:

Net operating revenue             $  10,100  $   4,138  $  332   $     132          -             $  14,702
Depreciation & amortization       $   1,642  $     710  $   21   $     118          -             $   2,491
Interest  income                  $       -  $      26       -   $     179        ($171)          $      34
Interest expense,
including debt issuance cost      $     677  $     535       -   $      24        ($171)          $   1,065
Earnings(loss) before income taxes
and minority interest             $   2,524  $    (385) $   60   $    (799)           -           $   1,400
Income tax expense(benefit)       $   1,161  $    (181)      -   $    (457)           -           $     523
Net earnings(loss)                $   1,363  $     (39) $   60   $    (342)           -           $   1,042
EBITDA                            $   4,843  $     999  $   81   $    (836)           -           $   5,087

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
Forward-Looking  Statements,  Business  Environment  and  Risk  Factors

Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may", "will", "expect", "anticipate", "estimate", or "continue", or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

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

Results  of  Operations
Six  Months  Ended  June  30,  2001  VS.  2000
----------------------------------------------
Net operating revenue for the first six months of 2001 was $14,702 compared with $10,678 for the same period in 2000, an increase of 37.7%. Casino revenue increased from $11,609 in 2000 to $14,917 in 2001, or 28.5%. The increase is attributable to the addition of the Caledon Casino and the cruise ship casino operations which provided $4,138 and $332, respectively. The Company's share of the Cripple Creek casino market was 16.9% through the first six months of 2001 compared with 18.0% a year earlier. Womacks/Legends Casino operated 14.0% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $105 (one hundred and five dollars) versus the Cripple Creek average of $86 (eighty six dollars). Gross margin for the Company's casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 65.9% from 69.7% a year earlier, due primarily to the effects of the lower margin, 53.7%, achieved by the Caledon Casino which began operations in October 2000. The gross margin for the Company's other casino operations increased to 70.0% due primarily to the continued improvement in casino operating efficiencies.

Food and beverage revenue increased by 62.1% to $880 for the first half of 2001 compared with $543 in 2000. The increase is principally due to the opening of the Caledon Casino Hotel and Spa. The cost of food and beverage promotional allowances, which is included in casino costs, increased slightly to $423 compared with $408 in the prior year. Hotel revenue increased by 326% to $324 for the first half of 2001 compared with $76 in 2000. The increase is directly attributable to the opening of the Caledon Casino Hotel and Spa. The increase in hotel costs is associated with the operations of the hotel in Caledon, South Africa.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
General and administrative expense as a percentage of net operating revenue was 28.6% for the first six months of 2001 compared with 35.7% in 2000. Included in first six months of 2000 was the write-off of a non-compete agreement with a former officer/director in March 2000 and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the previous sale of the Company's interest in its Indiana riverboat gaming license.

Depreciation expense increased to $1,778 in the first six months of 2001 from $1,125 in same period of 2000, primarily due to the acquisition of fixed assets for the Caledon Casino, Hotel and Spa which opened in October 2000 and ongoing improvements to Womacks/Legends Casino. Amortization of goodwill in the first six months of 2001 increased to $713 from $671 in the same period of 2000 as a result of the goodwill recognized in the stock acquisition of CAL in November 2000.

Other income (expense), net, for the first six months of 2001 consists primarily of net interest costs of $1,031, plus $57 related to the write-down of the value of non-operating casino property and land which the Company owns. Other income (expense), net, for the first six months of 2000 consists of $1,380 from the final payment received in January by the Company from the sale of its interest in a riverboat gaming license in Indiana, offset by net interest costs of $514. The increase in interest expense is principally due to the increase in outstanding long-term debt associated with the stock acquisition of CAL and continued improvements to the property in Caledon, South Africa.

The income tax provisions for the six months ended June 30, 2001 and 2000, are based on estimated full-year earnings for financial reporting purposes adjusted for permanent book-tax differences, consisting primarily of nondeductible goodwill amortization.

Liquidity  and  Capital  Resources

Cash and cash equivalents totaled $2,935 at June 30, 2001, and the Company had net deficit working capital of $959. Additional liquidity is provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($23,834, net of the quarterly reduction) and unused borrowing capacity of approximately $10,530 at June 30, 2001. For the six months ended June 30, 2001, cash provided by operating activities was $1,966 compared with $1,474 in the prior-year period. Cash used in investing activities of $3,454 for the first six months of 2001, consisted of a $250 loan provided by the Company to a non-gaming retailer in Cripple Creek, Colorado, $1,954 was due to improvements to the Caledon Casino Hotel and Spa in South Africa and Womacks/Legends casino in Cripple Creek, Colorado and the balance was due to increases in other non-current assets. Cash used in financing activities for the first six months of 2001 consisted of net repayments of $5,336 under the RCF with Wells Fargo, net borrowings of $698 under the PSG loan agreements, the repurchase of the company's stock on the open market, with a cost of $402, and other net receipts of $304.

The RCF, which has a maturity date of April 2004, provides for the availability of funds, not to exceed a total of $10,500, for the Company's South Africa and Casino Millennium investments and repurchase of the Company's common stock. Through June 30, 2001, the Company had used $6,200 for such purposes.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
In April 2000, the Century Casinos Caledon (Pty) Ltd. ("CAL") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa, and the Company's subsidiary, Century Casinos Africa (Pty) Ltd. ("CCA"), acquired a 50% equity interest in CAL The Company made an initial equity investment of approximately $1,534 in and loans totaling approximately $2,302 to CAL with borrowings obtained under the Company's RCF. CCA has a ten-year casino management agreement with CAL, which agreement may be extended at the Company's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CAL owns approximately 600 acres of land, which is expected to be used for future expansion of the Caledon project. In November 2000, the Company, through CCA, acquired an additional 15% of CAL, raising its ownership in CAL to 65%. The acquisition of the additional interest was completed with the payment of approximately $1,800 by Century to COIL in exchange for 15% of the total shares of common stock of CAL (valued at approximately $1,200) and a shareholder loan to CAL previously held by COIL (with a value of approximately $600). In April 2000, CAL entered into a loan agreement with PSG Investment Bank Limited("PSGIB"), which provides for a principal loan of approximately $6,200 to fund development of the Caledon project and a working capital facility of approximately $2,100. As of June 30, 2001, $5,700 has been advanced against the loan. In January 2001, CAL cancelled the working capital facility based on management's ability to obtain more favorable terms. In April 2001, CAL entered into an addendum to the loan agreement in which PSGIB provided CAL with a standby facility in the amount of approximately $600. CAL is required to make principal payments, beginning December 2001, in semi-annual installments continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 3% over a base rate of 12.10%. As of June 30, 2001, CAL had drawn $560 on the standby facility.

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1,200, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement.

In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The Company pays fees to the owner of the vessels based on a percentage of gross gaming revenue, as defined, in excess of an established per passenger per day amount. In August 2000, the Company entered into a similar agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. On September 18, 2000 the Company announced the opening of the first of four casinos aboard the cruise vessels. In October 2000, the Company opened a second casino and, in November 2000, opened a third aboard a luxury cruise vessel. The maiden voyage of the fourth vessel occurred in June 2001. Both agreements require the Company to provide all necessary gaming equipment, $260 of which the Company purchased during the second half of 2000 and the first half of 2001. The Company estimates the remaining cost at approximately $50.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the current trading market in relation to both its present operations and its future prospects. During the first six months of 2001, the Company purchased 203,900 additional shares at an average cost per share of $1.97. Beginning in 1998 and through June 30, 2001, the Company has repurchased a total of 2,053,700 shares at a total cost of approximately $2,683. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

The Company is the contracted casino management partner with and has the right to a minority equity interest in Rhino Resort Ltd. ("Rhino"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). Rhino has submitted an application for a proposed $50,000, hotel/casino resort development in the greater Johannesburg area of South Africa. The value of the proposed development fluctuates with the USD/Rand exchange rate. The Company currently estimates the development cost at approximately 400 million Rand. In the event that Rhino is awarded a license, the Company would be required to make an equity investment of approximately 9 million Rand or $1,100 at the current exchange rate. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500 which could be incurred by the Company related to this project. In July 2001, the Gauteng Gambling Board held an official hearing regarding the license application of Rhino. This is the only application being considered for the sixth and final gaming license in the Gauteng Province of South Africa. The Company anticipates that a final determination on this license application could be made during the third or early fourth quarter of 2001. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to the Rhino consortium.

Management believes that the Company's cash at June 30, 2001, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.


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

Item  6.  -  Exhibits  and  Reports  on  Form  8-K

            (a)     Exhibits:
                    No  exhibits  are  being  filed  herewith.

            (b)     Reports  on  Form  8-K:
                    No  reports  on  Form  8-K  were  filed
                    during the quarter ended June 30, 2001.

                                  * * * * * * *
SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  August  13,  2001