Form 10QSB
period 2001-09-30
CENTURY CASINOS INC /CO/
filed 2001-11-14
CIK 911147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001. _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________
 .

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

                   200-220  E.  Bennett  Ave., Cripple Creek, Colorado 80813
                  ----------------------------------------------------------
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
  Number of shares of common stock, $.01 par value, outstanding as of November 12, 2001:
                          13,711,284 [subject to change]



                                  CENTURY  CASINOS,  INC.
                                         FORM  10-QSB
                                            INDEX



                                                                       Page Number
                                                                       -----------
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet as of                          3
         September 30, 2001

         Condensed Consolidated Statements of Earnings                       4
         for the Three Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Earnings                       5
         for the Nine Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Comprehensive                  6
         Earnings for the Three Months and Nine Months Ended
         September 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows                     7
         for the Nine Months Ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis                               17

PART II  OTHER INFORMATION                                                  21

         SIGNATURES                                                         21



CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET  (Unaudited)
(Dollar  amounts  in  thousands)
----------------------------------------------------

                                                          September 30, 2001
                                                          ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 3,293
   Accounts receivable                                                 914
   Prepaid expenses and other                                          734
                                                                   --------
     Total current assets                                            4,941

Property and Equipment, net                                         31,967
Goodwill, net                                                        8,345
Deferred Income Tax Asset                                            1,457
Other Assets                                                         2,059
                                                                   --------
Total                                                              $48,769
                                                                   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                               $ 2,035
   Accounts payable and accrued expenses                             4,115
                                                                   --------
     Total current liabilities                                       6,150

Long-Term Debt, less current portion                                18,089
Interest Rate Swap Obligation                                          952
Minority Interest                                                      902

Shareholders' Equity:
   Preferred stock; $.01 par value; 20,000,000 shares
    authorized; no shares issued or outstanding                          -
    Common stock; $.01 par value; 50,000,000 shares authorized;
     14,485,776 shares issued; 13,742,784 shares outstanding           145
   Additional paid-in capital                                       21,917
   Accumulated other comprehensive loss                             (2,137)
   Retained earnings                                                 4,121
                                                                   --------
                                                                    24,046
   Treasury stock - 742,992 shares, at cost                         (1,370)
                                                                   --------
     Total shareholders' equity                                     22,676
                                                                   --------
Total                                                              $48,769
                                                                   ========

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
--------------------------------------------------------------


                                                              For the Three Months Ended September 30,
                                                             -----------------------------------------
                                                                         2001                2000
                                                                         ----                ----
Operating Revenue:
 Casino                                                              $  7,992            $  6,876
 Food and beverage                                                        576                 369
 Hotel                                                                    228                  47
 Other                                                                    227                  89
                                                                     --------            --------
                                                                        9,023               7,381
 Less promotional allowances                                            1,122                 927
                                                                     --------            --------
   Net operating revenue                                                7,901               6,454
                                                                     --------            --------
Operating Costs and Expenses:
 Casino                                                                 2,456               1,956
 Food and beverage                                                        306                 224
 Hotel                                                                    183                 180
 General and administrative                                             1,855               1,689
 Depreciation and amortization                                          1,085                 851
                                                                     --------            --------
   Total operating costs and expenses                                   5,885               4,900
                                                                     --------            --------

Earnings from Operations                                                2,016               1,554
 Other income (expense), net                                             (390)               (328)
                                                                     --------            --------
Earnings before Income Taxes and Minority Interest                      1,626               1,226
 Provision for income taxes                                               908                 613
                                                                     --------            --------
Earnings Before Minority Interest                                         718                 613
 Minority interest in subsidiary (earnings) losses                        (31)                217
                                                                     --------            --------
Net Earnings                                                         $    687            $    830
                                                                     ========            ========

Earnings Per Share:
 Basic                                                               $   0.05            $   0.06
                                                                     ========            ========
 Diluted                                                             $   0.05            $   0.06
                                                                     ========            ========


See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
--------------------------------------------------------------


                                                              For the Nine Months Ended September 30,
                                                             -----------------------------------------
                                                                         2001                2000
                                                                         ----                ----
Operating Revenue:
 Casino                                                              $ 22,909            $  18,485
 Food and beverage                                                      1,456                  912
 Hotel                                                                    552                  123
 Other                                                                    571                  247
                                                                     --------            ---------
                                                                       25,488               19,767
 Less promotional allowances                                            2,885                2,635
                                                                     --------            ---------
   Net operating revenue                                               22,603               17,132
                                                                     --------            ---------
Operating Costs and Expenses:
 Casino                                                                 7,104               5,060
 Food and beverage                                                        862                 467
 Hotel                                                                    509                 243
 General and administrative                                             6,063               5,573
 Depreciation and amortization                                          3,576               2,580
                                                                     --------            --------
   Total operating costs and expenses                                  18,114              13,923
                                                                     --------            --------

Earnings from Operations                                                4,489               3,209
 Other income (expense), net                                           (1,463)                533
                                                                     --------            --------
Earnings before Income Taxes and Minority Interest                      3,026               3,742
 Provision for income taxes                                             1,431               1,785
                                                                     --------            --------
Earnings Before Minority Interest                                       1,595               1,957
 Minority interest in subsidiary losses                                   134                 248
                                                                     --------            --------
Net Earnings                                                         $  1,729            $  2,205
                                                                     ========            ========

Earnings Per Share:
 Basic                                                               $   0.13            $   0.15
                                                                     ========            ========
 Diluted                                                             $   0.12            $   0.15
                                                                     ========            ========


See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited) (Dollar amounts in thousands)
-----------------------------------------------------------------------------



                                                                     For the Three Months Ended September 30,
                                                                     ------------------------------------------
                                                                           2001                     2000
                                                                           ----                     ----
Net Earnings                                                            $   687                 $   830
Foreign currency translation adjustments                                   (663)                   (297)
Change in fair value of interest rate swap, net of income tax benefit      (269)                      -
                                                                        --------                --------
Comprehensive Earnings (Loss)                                           $  (245)                $   533
                                                                        ========                ========

                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                           2001                     2000
                                                                           ----                     ----
Net Earnings                                                            $ 1,729                 $ 2,205
Foreign currency translation adjustments                                   (881)                   (617)
Cumulative effect of change in accounting principle related to
  interest rate swap, net of income tax benefit                            (175)                      -
Change in fair value of interest rate swap, net of income tax benefit      (422)                      -
                                                                        --------                --------
Comprehensive Earnings                                                  $    251                $ 1,588
                                                                        ========                ========




See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------


                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                          2001               2000
                                                                          ----               ----

Cash provided by operating activities                                  $   4,459         $   3,094
                                                                       ---------         ----------
Cash (used in) investing activities                                       (3,574)           (7,166)
                                                                       ---------         ----------
Cash provided by (used in) financing activities                           (6,453)            4,909
                                                                       ---------         ----------
Effect of exchange rate changes on cash                                     (216)                -
                                                                       ---------         ----------
Increase (decrease) in cash and cash equivalents                          (5,784)              837
Cash and cash equivalents at beginning of period                           9,077             2,508
                                                                       ---------         ----------
Cash and cash equivalents at end of period                             $   3,293         $   3,345
                                                                       =========         ==========


Supplemental Disclosure of Cash Flow Information:
Interest paid                                                          $     677         $     784
Income taxes paid                                                      $     993         $   1,336

Non-cash Investing and Financing Activities:
In connection with the Company's acquisition of CAL in 2000 (see Note 4), the minority shareholder contributed fixed assets valued at $3,836 in exchange for a note payable to the minority shareholder of $2,302 and an equity interest of $1,534.


See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
       Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates a limited-stakes gaming casino in Cripple Creek, Colorado, owns 65% of and operates the Caledon Casino, Hotel and Spa near Cape Town, South Africa, manages a casino within a hotel located in Prague, Czech Republic, and serves as concessionaire of small casinos on four luxury cruise vessels. The Company regularly pursues additional gaming opportunities internationally and in the United States.

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

       In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). In June, 2001 the company name for CCBC was changed to Century Casinos Caledon (Pty) Ltd. ("CAL"). CAL owns a 92-room resort hotel, spa, casino and approximately 600 acres of land (representing approximately 230 hectares) in Caledon, South Africa and was awarded a casino license for the project. The Company has a long-term agreement to manage the operations of the casino, which began in October 2000. In November 2000, the Company, through its South African subsidiary, increased its equity interest in CAL by 15%, raising its total ownership to 65%.

       In May 2000, the Company entered into a five-year agreement to serve as concessionaire of small casinos providing unlimited-stakes gaming operations on four luxury cruise vessels. The Company operates the casinos for its own account and pays concession fees based on gross gaming revenue, as defined, in excess of an established per passenger per day amount. The agreement requires the Company to provide all necessary gaming equipment. In September 2000, the Company opened the first of four casinos aboard the luxury cruise vessels, followed by the second and third casinos in October and November 2000, respectively. The maiden voyage of the fourth vessel occurred in June 2001. The Company has a total of approximately 160 gaming positions on the four combined shipboard casinos.

       In August 2000, the Company entered into a five-year agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. The Company will operate the casino for its own account and pay concession fees based on gross gaming revenue, as defined, in excess of an established amount per month. The maiden voyage of the residential cruise liner is expected early in 2002.


       In   September 2001, the Company, through its South African subsidiary,
       CCA, entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("Rhino"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). Rhino has submitted an application for a proposed 400 million rand ($45,000 at the exchange rate as of September 30, 2001) hotel/casino resort development in the greater Johannesburg area of South Africa. In the event that Rhino is awarded a license, the Company, as part of the September 2001 agreement, would be required to make an equity investment of approximately 40 million rand or $4,400 at the exchange rate as of September 30, 2001. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to the Rhino consortium.

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

2.     INCOME  TAXES
       Income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization.

3.     EARNINGS  PER  SHARE
       Basic and diluted earnings per share for the three months ended September 30, 2001 and 2000 were computed as follows

                                               For the Three Months Ended September 30,
                                               ----------------------------------------
                                                      2001                    2000
                                                      ----                    ----
Basic  Earnings  Per  Share:
  Net earnings                              $          687         $           830
                                            ==============         ===============
  Weighted average common shares                13,813,043              14,125,496
                                            ==============         ===============
  Basic earnings per share                  $         0.05         $          0.06
                                            ==============         ===============

Diluted  Earnings  Per  Share:
  Net earnings, as reported                 $          687         $           830
   Interest  expense,  net  of  income                   -                       6
   taxes,  on  convertible  debenture
                                            --------------         ---------------
Net earnings available to common            $          687         $           836
   shareholders
                                            ==============         ===============

  Weighted average common shares                13,813,043              14,125,496
     Effect  of  dilutive  securities:
       Convertible  debenture                            -                 204,395
       Stock options and warrants                1,119,927                 681,710
                                            --------------         ---------------
Dilutive potential common shares                14,932,970              15,011,601
                                            ==============         ===============
Diluted earnings per share                  $         0.05         $          0.06
                                            ==============         ===============

Excluded from computation of diluted
earnings per share due to antidilutive
effect:
    Options and warrants to purchase                 5,000                 535,000
    common shares
    Weighted average exercise price         $         2.25         $          2.43

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

Basic  and diluted earnings per share for the nine months ended September 30,
2001 and 2000  were  computed  as  follows:
                                               For the Nine Months Ended September 30,
                                               ---------------------------------------
                                                    2001                      2000
                                                    ----                      ----

Basic  Earnings  Per  Share:
  Net earnings                              $      1,729              $      2,205
                                            ============              ============
  Weighted average common shares              13,856,842                14,308,060
                                            ============              ============
  Basic earnings per share                  $       0.13              $       0.15
                                            ============              ============

Diluted  Earnings  Per  Share:
  Net earnings, as reported                 $      1,729              $      2,205
   Interest expense, net of income                     8                        23
   taxes, on convertible debenture
                                            ------------              ------------
  Net earnings available to common          $      1,737              $      2,228
  shareholders
                                            ============              ============

  Weighted average common shares              13,856,842                14,308,060
    Effect  of  dilutive  securities:
     Convertible  debenture                       90,181                   249,127
     Stock options and warrants                1,076,118                   516,019
                                            ------------              ------------
  Dilutive potential common shares            15,023,141                15,073,206
                                            ============              ============
  Diluted earnings per share                $       0.12              $       0.15
                                            ============              ============

  Excluded from computation of diluted
  earnings per share due to
  antidilutive effect:
   Options and warrants to purchase                5,000                   565,000
   common shares
   Weighted average exercise price          $       2.25          $           2.39

4.     CALEDON,  SOUTH  AFRICA

       In April 2000, the Caledon Casino Bid Company (Pty) Limited
       ("CCBC") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa and the Company's South African subsidiary, Century Casinos Africa
       (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCBC. In June, 2001 the company name for CCBC was changed to Century Casinos Caledon (Pty) Ltd. ("CAL"). The Company (through CCA) made an initial equity investment of approximately $1,534 in and a loan of approximately $2,302 to CAL with borrowings under its revolving credit facility. In a concurrent transaction, CAL, the Company and Caledon Overberg Investments (Proprietary) Limited ("COIL"), a minority shareholder in CAL, entered into a note agreement as part of the purchase of CAL. Under the terms of the agreement, CAL, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,302. The loan is due on demand subsequent to the repayment in full of the loan, discussed below, between CAL and PSGIB. In November 2000, the Company, through CCA, acquired an additional 15% of CAL, raising its ownership in CAL to 65%. The acquisition was

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
       completed with the payment of approximately $1,800 by the Company to COIL in exchange for 15% of the total shares of common stock of CAL (valued at approximately $1,200) and a shareholder loan to CAL, previously held by COIL (with a value of approximately $600). The acquisition of CAL by the Company and COIL has been recorded using the purchase method of accounting.

       In   April 2000, CAL entered into a loan agreement with PSGIB, which agreement provides for a principal loan of approximately $5,264 at the exchange rate as of September 30, 2001 to fund development of the Caledon project and a working capital facility of approximately $1,100 at the exchange rate as of September 30, 2001. CAL is required to make principal payments beginning December 2001 and continuing over a five-year period. Outstanding borrowings bear interest at 17.052%. The shareholders of CAL have pledged all of the common shares held by them in CAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. As of September 30, 2001, the entire amount has been advanced against the loan agreement. The loan agreement includes certain restrictive covenants, as defined in the agreement, the most significant of which include, i) CAL must maintain a debt/equity ratio of 44:56 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) CAL must maintain an interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) CAL must maintain a debt service coverage ratio of at least 1.3 for the principal loan and 1.7 for the working capital facility after the first twelve months of operations, and iv) CAL must maintain a loan life coverage ratio of
       1.5 for the principal loan and a loan life coverage ratio of 2.5 for the working capital facility. The Company is required to be in compliance with these covenants beginning October 31, 2001. In January 2001, CAL cancelled the working capital facility to obtain more favorable terms. In April 2001, CAL entered into an addendum to the loan agreement in which PSGIB provided CAL with a standby facility in the amount of approximately $500 at the exchange rate as of September 30, 2001. CAL is required to make principal payments on the standby facility in semi-annual installments, beginning December 2001 and continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 15.1%. As of September 30, 2001 CAL had drawn the entire amount of the standby facility.

       In December 1999, the Company, through CCA, entered into a ten-year casino management agreement with CAL, which agreement may be extended at CCA's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CAL owns approximately 600 acres of land (representing approximately 230 hectares), which is expected to be used for future expansion of the project.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
5.     PRAGUE,  CZECH  REPUBLIC
       In January 2000, the Company entered into a memorandum of agreement with B.H. Centrum a.s., the Company's Czech Republic business partner in Casino Millennium, located in Prague, Czech Republic. The memorandum of agreement provides for the two parties to acquire the casino from third parties by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of existing RCF borrowings (see Note 6), liquidity and anticipated cash flow. The Company is in the process of negotiating a definitive purchase agreement. As of September 30, 2001, the Company's net fixed assets leased to the Casino Millennium approximated $870 and management fee income for the nine months ended September 30, 2001 and 2000 was approximately $170 and $124 respectively.

6.     REVOLVING  CREDIT  FACILITY
       On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement" or "RCF") which increased the Company's aggregate borrowing commitment from the Bank to $26,000 and extended the maturity date to April 2004. The aggregate commitment available to the Company will be reduced quarterly by $722, beginning October 2000 through the maturity date. As of September 30, 2001, the aggregate commitment, net of the quarterly reduction, available to the Company was $23,111. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of September 30, 2001 was $11,939. The loan agreement includes certain restrictive covenants, the most significant of which include i) WMCK Venture Corp., a wholly-owned subsidiary of the Company, must maintain a maximum leverage ratio no greater than 3.10 to 1.00, ii) WMCK Venture Corp. must maintain a minimum interest coverage ratio no less than 1.50 to 1.00, and iii) WMCK Venture Corp. must maintain a TFCC ratio (a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00. In August 2001, the Agreement was amended, the most significant change being a reduction in the aforementioned maximum leverage ratio to no greater than 2.50 to 1.00, allowing the Company to utilize the unused borrowing capacity to meet all of its future business growth activities. As of September 30, 2001, the Company is in compliance with all restrictive covenants. The consolidated weighted average interest rate on borrowings under the RCF was 8.91% for the first nine months of 2001.

7.     SHAREHOLDERS'  EQUITY
       During the first nine months of 2001, the Company repurchased, on the open market, an additional 278,500 shares of its common stock at an average price per share of $1.98. The Company held 742,992 shares in treasury as of September 30, 2001.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------
       In connection with the granting of a gaming license to CAL by the Western Cape Gambling and Racing Board in April 2000, CAL issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are neither cumulative nor redeemable. The preference shares entitle the holders of such shares to dividends of 20% of the after-tax profits directly attributable to the CAL casino business subject to working capital and capital expenditure requirements and CAL loan obligations and liabilities as determined by the directors of CAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CAL casino business, net of all liabilities attributable to the CAL casino business. As of September 30, 2001, no dividends have been declared for the preference shareholders.


8. CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement requires that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including amendments to normal purchases and normal sales, interest rate risk, hedging recognized foreign currency denominated assets and liabilities and intercompany derivative provisions of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 related to the Company's interest rate swap agreements was to decrease shareholders' equity as of January 1, 2001 by $175, net of related federal and state income tax benefits of $104. The adoption of SFAS No. 138 had no effect on the Company's financial statements.

       For 2001, the Company has adopted Emerging Issues Task Force
       (EITF) No. 00-14, "Accounting for Certain Sales Incentives" and EITF No. 00-22, "Accounting for Points an Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF No. 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction in revenue. As part of the Company's promotional activities, the Company offers "free plays" or coupons to its customers for gaming activity. The cost associated with these activities was previously recorded by the Company as casino expense when the "free plays" or coupons were used by customers. EITF No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund." The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned if it can be reasonably estimated. The Company's players' clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. Prior to adopting EITF No. 00-22 the Company accounted for its players' clubs as a casino expense instead of a reduction in revenue. In 2001, the Company changed its classification of the charges which totaled $2,041 and $2,104 for the nine months ended September 30, 2001 and 2000, respectively, and $769 and $736 for the three months ended September 30, 2001 and 2000, respectively; prior period amounts have been reclassified to be

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

       consistent with the current year periods. The reclassifications associated with the adoption of EITF Nos. 00-14 and 00-22 did not have any impact on net earnings or earnings per share amounts.

       In June 2001, the Financial Accounting Standards Board (the
       "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in assets at September 30, 2001 is unamortized goodwill of approximately $8,345. Upon adoption of SFAS
       No. 142, the Company will no longer amortize goodwill, decreasing amortization expense by approximately $1,425 per year. The Company will be required to assess goodwill for impairment in the year of adoption and at least annually thereafter. The Company will not be able to determine the full effect of these pronouncements on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standards. In the event the Company's analysis under the new guidance indicates goodwill is impaired, it will be required to record a charge to its earnings in the year of adoption.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------

9.     SEGMENT  INFORMATION
       The Company is managed in four segments: United States, South
       Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of September 30, 2001 and for the three and nine months ended September 30, 2001 is presented below. Comparable information is not provided for 2000 because, during the first nine months of 2000, the Company operated as one identifiable segment, Cripple Creek, United States.



As of September 30, 2001:         United        South    Cruise    Corporate    Intersegment     Consolidated
                                  States       Africa    Ships      & Other     Elimination
Property and equipment,
net of accumulated depreciation   $  19,326  $  10,586  $  232   $   1,823         -              $  31,967
Total Assets                      $  30,629  $  15,857  $  534   $   4,822      ($3,073)          $  48,769


For the three months ended September 30, 2001:

Net operating revenue             $   5,731  $   1,656  $  426   $      88          -             $   7,901
Depreciation & amortization       $     679  $     339  $   13   $      54          -             $   1,085
Interest  income                  $      15  $      19       -   $      88         ($85)          $      37
Interest expense,
including debt issuance cost      $     396  $     105       -   $      13         ($85)          $     429
Earnings(loss) before income taxes
and minority interest             $   1,770  $    (120) $  181   $    (205)           -           $   1,626
Income tax expense                $     814  $      64      -    $      30            -           $     908
Net earnings(loss)                $     956  $    (215) $  181   $    (235)           -           $     687
EBITDA                            $   2,830  $     274  $  194   $    (226)           -           $   3,072


CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  STATEMENTS (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-----------------------------------------------------------------


                                  United        South    Cruise    Corporate    Intersegment     Consolidated
                                  States       Africa    Ships      & Other     Elimination

For the nine months ended September 30, 2001:

Net operating revenue             $  15,831  $   5,794  $  758   $     220          -             $  22,603
Depreciation & amortization       $   2,321  $   1,049  $   34   $     172          -             $   3,576
Interest  income                  $      15  $      45       -   $     267        ($256)          $      71
Interest expense,
including debt issuance cost      $   1,073  $     640       -   $      37        ($256)          $   1,494
Earnings(loss) before income taxes
and minority interest             $   4,294  $    (505) $  241   $  (1,004)           -           $   3,026
Income tax expense(benefit)       $   1,975  $    (117)      -   $    (427)           -           $   1,431
Net earnings(loss)                $   2,319  $    (254) $  241   $    (577)           -           $   1,729
EBITDA                            $   7,673  $   1,273  $  275   $  (1,062)           -           $   8,159

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
       Forward-Looking Statements, Business Environment and Risk Factors

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


Results  of  Operations
Nine  Months  Ended  September  30,  2001  VS.  2000
----------------------------------------------------
       Net operating revenue for the first nine months of 2001 was $22,603 compared with $17,132 for the same period in 2000, an increase of 31.9%. Casino revenue increased from $18,485 in 2000 to $22,909 in 2001, or 23.9%. The increase in casino revenue is attributable to the addition of the Caledon Casino and the cruise ship casino operations which provided $4,661 and $699, respectively. The Company's share of the Cripple Creek casino market was 16.7% through the first nine months of 2001 compared with 17.9% a year earlier. Womacks/Legends Casino operated 14.1% of the slot machines in the Cripple Creek market and achieved an average daily win per machine of $108 (one hundred and eight dollars) versus the Cripple Creek average of $90 (ninety dollars). Gross margin for the Company's casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 66.0% from 68.1% a year earlier, due primarily to the effects of the margin of 53.8% at the Caledon Casino which began operations in October 2000. The gross margin for the Company's other casino operations increased to 70.5% due primarily to the continued efforts to improve the casino operating efficiencies.

       Food and beverage revenue increased by 59.6% to $1,456 for the first nine months of 2001 compared with $912 in 2000. The increase is principally due to the opening of the Caledon Casino Hotel and Spa. The cost of food and beverage promotional allowances, which is included in casino costs, increased slightly to $690 compared with $613 in the prior year. Hotel revenue increased by 349% to $552 for the first nine months of 2001 compared with $123 in 2000. The increase is directly attributable to the opening of the Caledon Casino Hotel and Spa. The increase in hotel costs is associated with the operations of the hotel in Caledon, South Africa. Womacks/Legends Casino recently added 10 rooms to the original 8, bringing the total number of rooms in Cripple Creek to 18.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
       General and administrative expense as a percentage of net operating revenue was 26.8% for the first nine months of 2001 compared with 32.5% in 2000. Included in first nine months of 2000 was the write-off of a non-compete agreement with a former officer/director in March 2000 and bonuses paid to certain officers/directors relating to the final payment received in January 2000 from the previous sale of the Company's interest in its Indiana riverboat gaming license.

       Depreciation expense increased to $2,507 in the first nine months of 2001 from $1,574 in same period of 2000, primarily due to the acquisition of fixed assets for the Caledon Casino, Hotel and Spa which opened in October 2000. Amortization of goodwill in the first nine months of 2001 increased to $1,069 from $1,006 in the same period of 2000 as a result of the goodwill recognized in the stock acquisition of CAL in November 2000.

       Other income (expense), net, for the first nine months of 2001 consists primarily of net interest costs of $1,423, plus $57 related to the write-down of the value of non-operating casino property and land which the Company owns, offset by gains on the disposal of fixed assets totaling $14. Other income (expense), net, for the first nine months of 2000 consists of $1,380 from the final payment received in January by the Company from the sale of its interest in a riverboat gaming license in Indiana and gains on the disposal of fixed assets totaling $44, offset by net interest costs of $892. The increase in interest expense is principally due to the increase in outstanding long-term debt associated with the stock acquisition of CAL and continued improvements to the property in Caledon, South Africa.

       The income tax provisions for the nine months ended September 30, 2001 and 2000, are based on estimated full-year earnings for financial reporting purposes adjusted for permanent book-tax differences, consisting primarily of nondeductible goodwill amortization.


       Liquidity  and  Capital  Resources

       Cash and cash equivalents totaled $3,293 at September 30, 2001, and the Company had net deficit working capital of $1,209. Additional liquidity is provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($23,111, net of the quarterly reduction) and unused borrowing capacity of approximately $11,172 at September 30, 2001. For the nine months ended September 30, 2001, cash provided by operating activities was $4,459 compared with $3,094 in the prior-year period. Cash used in investing activities of $3,574 for the first nine months of 2001 consisted of $2,141 in improvements to the Caledon Casino Hotel and Spa in South Africa, $997 to the Womacks/Legends casino in Cripple Creek, Colorado, and the balance was due to expenditures for other long-lived assets. Cash used in financing activities for the first nine months of 2001 consisted of net repayments of $6,701 under the RCF with Wells Fargo, net borrowings of $1,298 under the PSG loan agreements, the repurchase of the company's stock on the open market, with a cost of $552, and other net repayments of $498.

       An August 2001 amendment to the RCF eliminated the permitted distribution carve outs, thereby allowing the Company to utilize the unused borrowing capacity to meet all of its future business growth activities.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
       In April 2000, the Century Casinos Caledon (Pty) Ltd. ("CAL") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa, and the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CAL. The Company made an initial equity investment of approximately $1,534 in and loans totaling approximately $2,302 to CAL with borrowings obtained under the Company's RCF. CCA has a ten-year casino management agreement with CAL, which agreement may be extended at the Company's option for multiple ten-year periods. The Company, through CCA, will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs. The casino opened on October 11, 2000 with 250 slot machines and 14 gaming tables. In addition to the casino license, hotel and spa, CAL owns approximately 600 acres of land (representing approximately 230 hectares), which can be used for future expansion of the Caledon project. In November 2000, the Company, through CCA, acquired an additional 15% of CAL, raising its ownership in CAL to 65%. The acquisition of the additional interest was completed with the payment of approximately $1,800 by Century to COIL in exchange for 15% of the total shares of common stock of CAL (valued at approximately $1,200) and a shareholder loan to CAL previously held by COIL (with a value of approximately $600). In April 2000, CAL entered into a loan agreement with PSG Investment Bank Limited("PSGIB"), which provides for a principal loan of approximately $5,264 at the exchange rate as of September 30, 2001 to fund development of the Caledon project and a working capital facility of approximately $1,100 at the exchange rate as of September 30, 2001. As of September 30, 2001, the entire amount has been advanced against the loan. In January 2001, CAL cancelled the working capital facility based on management's ability to obtain more favorable terms. In April 2001, CAL entered into an addendum to the loan agreement in which PSGIB provided CAL with a standby facility in the amount of approximately $500 at the exchange rate as of September 30, 2001. CAL is required to make principal payments, beginning December 2001, in semi-annual installments continuing over a five-year period. Outstanding borrowings under the standby facility bear interest at 15.1%. As of September 30, 2001, CAL had drawn the entire amount of the standby facility.

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


       In May 2000, the Company entered into a five-year casino concession agreement with a cruise line for casino operations aboard four cruise vessels. The Company pays fees to the owner of the vessels based on gross gaming revenue, as defined, in excess of an established per passenger per day amount. In August 2000, the Company entered into a similar agreement to serve as concessionaire of a small casino aboard a vessel designed to be an exclusive residential community at sea. On September 18, 2000 the Company announced the opening of the first of four casinos aboard the cruise vessels. In October 2000, the Company opened a second casino and, in November 2000, opened a third aboard a luxury cruise vessel. The maiden voyage of the fourth vessel occurred in June 2001. Both agreements require the Company to provide all necessary gaming equipment, $271 of which the Company purchased during the second half of 2000 and the first nine months of 2001. The Company estimates the remaining cost at approximately $40.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
       The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the current trading market in relation to both its present operations and its future prospects. During the first nine months of 2001, the Company purchased 278,500 additional shares at an average cost per share of $1.98. Beginning in 1998 and through September 30, 2001, the Company has repurchased a total of 2,128,300 shares at a total cost of approximately $2,834. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

       The Company is the contracted casino management partner and, as of September 2001, through its South African subsidiary, CCA, entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("Rhino"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). Rhino has submitted an application for a proposed 400 million rand ($44,500 at the exchange rate as of September 30, 2001) hotel/casino resort development in the greater Johannesburg area of South Africa. The value of the proposed development fluctuates with the USD/Rand exchange rate. In the event that Rhino is awarded a license, the Company, as part of the September 2001 agreement, would be required to make an equity investment of approximately 40 million rand or $4,400 at the exchange rate as of September 30, 2001. This funding requirement would be met through borrowings under the RCF. The Company has also projected additional development costs of up to $500 which could be incurred by the Company related to this project. In July 2001, the Gauteng Gambling Board held an official hearing regarding the license application of Rhino. This is the only application being considered for the sixth and final gaming license in the Gauteng Province of South Africa. The Company anticipates that a final determination on this license application could be made during the fourth quarter of 2001. At the present time, however, there can be no certainty regarding an award of this gaming license or that this license will ultimately be awarded to the Rhino consortium.

       Management believes that the Company's cash at September 30,
       2001, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.
*  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

PART  II

OTHER  INFORMATION

Item 1. - Legal Proceedings
          The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item 6. - Exhibits and Reports on Form 8-K

         (a)     Exhibits:
                 11.01 First Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated August 22, 2001.

         (b)     Reports  on  Form  8-K:
                 No  reports  on Form 8-K were filed during the quarter
                 ended September 30, 2001.
                                  * * * * * * *
SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  November  12,  2001