Form 10KSB
period 2001-12-31
CENTURY CASINOS INC /CO/
filed 2002-03-29
CIK 911147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 2001   Commission File No. 0-22290
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

                200 - 220 E. Bennett Ave., Cripple Creek, CO 80813
              -----------------------------------------------------
            (Address  of  principal  executive  offices) (Zip  code)

                                  (719) 689-9100
                                 ---------------
                (Issuer's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None.
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements for the past 90 days.  Yes [ X ]   No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  the  issuer's  revenues  for  its  most  recent fiscal year:  $29,576,161

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 27, 2002, was approximately $30,926,712 based upon the average of the reported range of sale price of such shares on NASDAQ for that date. As of March 27, 2002, there were 13,728,784 shares of common stock outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Item  1.     Business.
-------      --------

General

     Century Casinos, Inc. and subsidiaries (the "Company") is an international gaming company which owns and operates the Womacks Casino and Hotel in Cripple Creek, Colorado, owns 65% of and operates the Caledon Casino, Hotel and Spa near Cape Town, South Africa, manages Casino Millennium located within a hotel in Prague, Czech Republic, and serves as concessionaire of small casinos on four luxury cruise vessels operated by Silversea Cruises. The Company regularly pursues additional gaming opportunities internationally and in the United States.

     Prior to July 1, 1996, the Company's operations in Cripple Creek consisted of Legends Casino ("Legends"), which the Company had acquired on March 31, 1994, through a merger with Alpine Gaming, Inc. On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor, which was adjacent to Legends. Following the acquisition of Womacks, both properties were renovated to facilitate the marketing of the combined properties as one casino under the name "Womacks Casino and Hotel" ("Womacks").

     In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). In June, 2001 the company name for CCBC was changed to Century Casinos Caledon (Pty) Ltd. ("CCAL"). CCAL was awarded a casino license and owns a 92-room resort hotel, spa, casino and approximately 600 acres of land (representing approximately 230 hectares) in Caledon, South Africa. The Company has a long-term agreement to manage the operations of the casino, which began in October 2000. In November 2000, the Company, through its South African subsidiary, increased its equity interest in CCAL by 15%, raising its total ownership to 65%.

     The Company's operating revenue for 2000 and 2001 was derived principally from Womacks and CCAL as reported in Note 7, Segment Information, of the Consolidated Financial Statements. See the Consolidated Financial Statements and the notes thereto included herein.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

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

Property  and  Project  Descriptions

     Womacks  Casino  and  Hotel,  Cripple  Creek,  Colorado.

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks Saloon and Gaming Parlor in Cripple Creek, Colorado. Following the Company's acquisition of Gold Creek, the property was consolidated with the Company's Legends Casino, and the combined properties have been marketed since then as one casino under the name "Womacks Casino and Hotel." Management implemented certain consolidation, expansion and capital improvement programs. The Company created openings in the common walls in order to open up and integrate the gaming areas of the two casinos, expanded the existing player tracking system of Womacks Saloon and Gaming Parlor to include all of the Legends gaming devices; made general interior enhancements; and installed additional gaming devices and replaced older generation equipment. In 2001, the Company added ten hotel rooms to the existing eight on the second floor of the casino. An additional three hotel rooms are currently being constructed, also on the second floor.

     Womacks Casino is located at 200 to 220 East Bennett Avenue in Cripple Creek, Colorado. The lots comprising 200 to 210 East Bennett Avenue are owned by wholly-owned subsidiaries of the Company and are collateralized by a first mortgage held by Wells Fargo Bank. See Note 5, "Long-Term Debt", to the Consolidated Financial Statements for further information.

     The Company holds a subleasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to WMCK-Acquisition Corp., provides for monthly rental payments of $16, and expires on June 20, 2005 unless terminated by the Company with 12 months' advance notice. The Company has an option to acquire the property at the expiration of the sublease at an exercise price of $1,500.

     Womacks currently has approximately 600 slot and video devices and four gaming tables. It has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 110 feet of frontage on Second Street, with approximately 40,000 square feet of floor space.

     Management believes that, in addition to providing an adequate number of hotel rooms, an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. The Company presently owns or leases nearly four hundred parking spaces.

     In 1997, the Company exercised its purchase option to acquire three lots (formerly known as the "Wright Property"), consisting of 9,375 square feet of land across the street from Womacks for $785 in cash. This acquisition provides the Company with 30 additional parking spaces. The Company subsequently paved the property and currently uses it for customer parking.

     In June 1998, the Company acquired 22,000 square feet of land (the "Hicks Property") from an unaffiliated third party. The property, which is zoned for gaming, is adjacent to Womacks. A partially-completed building structure that occupied a portion of the land was subsequently razed, and the entire property has been improved to provide the first paved customer parking spaces in the Cripple Creek market. The purchase price of $3.6 million was financed through

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

the Company's revolving  credit  facility  with  Wells  Fargo  Bank.

     The Company leases 99 contiguous parking spaces from the City of Cripple Creek. Annual rent payments total $90 and the lease agreement, as amended on February 17, 2000, expires on May 31, 2010. The agreement contains a purchase option whereby the Company may purchase the property for $3.25 million, less cumulative lease payments, at any time during the remainder of the lease term. The Company has paved the property and currently uses it for customer parking.

     In March 1999, the Company entered into a purchase option agreement for a piece of property, located in Cripple Creek across Bennett Avenue from Womacks. The agreement, as amended in February 2000, provides for an option period through March 31, 2004 and an exercise price of $1.5 million, less 50% of cumulative option payments through the exercise date.

     In May 2000, the Company completed its acquisition of two parcels of land located near Womacks for $1.85 million. The two parcels provide more than 100 parking spaces for casino patrons and those attending events held at the Womacks Events Center, located adjacent thereto. The Company has paved the property and currently uses it for customer parking.

     In August 2000, the Company opened the Womacks Events Center located near its Womacks/Legends Casino. The Company believes the 500-seat Womacks Events Center can further increase the number of visitors to Cripple Creek and add to the consistent growth experienced in the Cripple Creek gaming market. Through an arrangement with the City of Cripple Creek, the Events Center is available for attractions bringing people to the City via meetings, conventions, shows and other special events on a year-round basis. As an additional benefit, the second floor of the building houses much of the Company's administration and accounting departments thereby freeing up valuable floor-space in Womacks and allowing for additional hotel and casino expansion.

     Century  Casinos  Caledon  (Pty)  Ltd.  -  Caledon,  South  Africa

     An application for a casino license in Caledon, province of the Western Cape, was filed in October 1999 with the Western Cape Gambling and Racing Board by Caledon Casino Bid Company (Pty) Limited ("CCBC") doing business as The Caledon Casino, Hotel and Spa. The Company's subsidiary, Century Casinos Africa
(Pty) Ltd ("CCA"), originally had a 50% equity interest in CCBC, by virtue of an agreement entered into between CCA and CCBC, together with various affiliated entities. In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods, whereby the Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs.

     On February 16, 2000, the Western Cape Gambling and Racing Board awarded Successful Applicant status to CCBC. On April 13, 2000 CCBC was awarded the final license and the Company, through CCA, invested approximately $3.8 million (based on the exchange rate at that time) consisting of approximately $1.5 million (R10 million) in equity and $2.3 million in debt (R15 million).

     In December, 2000 the Company through CCA, acquired an additional 15% of The Caledon Casino, Hotel and Spa - raising its ownership in CCBC to 65%. Terms of the agreement included the payment of approximately $1.8 million by Century to its partners in exchange for 15% of the total ordinary shares of the project (valued at approximately $1.2 million) and a shareholder loan to CCBC previously held by its partners (with a value of approximately $600).

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     In  June,  2001  the  company  name for CCBC was changed to Century Casinos
Caledon  (Pty)  Ltd.  ("CCAL")

     CCAL is located approximately one hour's drive from Cape Town on approximately 600 acres (230 hectares) of land adjacent to the N-2 highway, the main thoroughfare between Cape Town and Durban. This highway is known as the Garden Route, passing through an established tourist area known for its popular coastal towns, whale watching and wineries. Caledon is home to a 100 year-old annual wild flower show and a well-known 200 year-old national landmark with mineral hot springs located on the CCAL resort site.

     CCAL employs approximately 300 staff from the neighboring communities and includes a casino with 250 slot/video machines and 8 tables, a 92-room hotel, mineral hot springs and spa facility, two restaurants, three bars, a gift shop, conference facilities and the Outdoor Experience - a corporate team building facility. In addition, zoning approval has been secured for the potential future development of the resort to include a championship golf course, up to 350 residential or time-share units, possible additional hotel accommodations and additional retail facilities.

     Casino  Millennium,  Prague,  Czech  Republic

     In January 1999, the Company entered into a 20-year definitive agreement with Casino Millennium a.s., a Czech company, and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. During 2001, Bau Holding AG changed its name to Strabag AG. The Company provides casino management services in exchange for 10% of the casino's gross revenue, and has provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

     In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s. or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of Casino Millennium. The Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval. The acquisition is expected to be completed in 2002 and is expected to cost approximately $200 in cash plus contributed assets.

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

     Starting in late September 2000 with the new, 388-passenger Silver Shadow, Century began its shipboard casino operations. Within 60 days thereafter, the Company installed casinos on the 296-passenger vessels Silver Wind and Silver Cloud. In June 2001, Century installed its fourth casino aboard the new, 388-passenger Silver Whisper. In October 2001, the Silver Wind was taken out of service. It is expected to resume operations in early 2003. The Company has a total of 160 gaming positions on the four combined shipboard casinos.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     The  World  of  ResidenSea

     On August 30, 2000, Century signed a five-year casino concession agreement with ResidenSea Ltd., the owner and operator of The World of ResidenSea which is the world's first luxury residential resort community at sea continuously circumnavigating the globe. ResidenSea is the first to offer private residences on board a ship for purchase by customers. The ResidenSea vessel has a total of 110 residences and 88 guest suites with purchase prices starting at $2.2 million.

     Century has equipped the casino with 40 gaming positions and will operate the shipboard casino which is expected to depart for its maiden voyage in the first half of 2002. The Company will operate the shipboard casino for its own account and pay concession fees based on gross gaming revenue. In addition, the Company has a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement.

Additional  Company  Projects

     In addition to Womacks in Cripple Creek, Colorado; Caledon Casino, Hotel and Spa in Caledon, South Africa; Casino Millennium in Prague, Czech Republic; Silversea Cruises and the ResidenSea, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could materially adversely affect a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date, the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic, the Western Cape province of South Africa and the Gauteng province of South Africa. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

     Also, the Company's ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos in the United States of America may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further, the Company anticipates that it will continue to expense certain costs, which have been substantial in the past and may continue to be substantial in the future, in connection with the pursuit of expansion projects.

     The  following  describes  other  activities  of  the  Company.

South Africa - Legislation enacted in 1996 in South Africa provides for the award of up to 40 casino licenses throughout the country. In addition to its Caledon operations, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

Six casino licenses were allocated to the province of Gauteng - primarily for the Greater Johannesburg area - by which five casinos have been operating since 1998. With respect to the sixth and final license, Silverstar Development Ltd. ("Silverstar"), a consortium owned by trusts, corporations and individuals from the province, chose the Company as equity and management partner for its proposed casino, hotel and entertainment resort in the West Rand (western portion of greater Johannesburg). Since joining forces more than five years ago, the Company has helped Silverstar work through a series of legal issues regarding the award of this gaming license - culminating in March 2000 with the entering into of an agreement with the sole competing license applicant. This agreement settled all past claims and brought both parties and the Company together in an effort to jointly secure the sixth and final gaming license in the province.

In September 2001, the Company, through CCA, entered into a further agreement (and as subsequently amended) to secure a 50% ownership interest in Rhino Resort Limited. ("RRL"- a consortium which includes Silverstar) in exchange for an equity and loan contribution of R50 million or $4.2 million at the exchange rate as of December 3, 2001 subject to RRL securing in full the remaining financing and the approvals necessary to allow the development to proceed.

In November, 2001, The Gauteng Gambling Board ("GGB"), with the concurrence of the Executive Council of the provincial government, awarded RRL the sixth, and final, casino license for 700 slot machines and 30 gaming tables conditional upon the satisfaction of certain requirements within three months of award. In February 2002, RRL filed documentation with the GGB in order to satisfy those conditions, including evidence of the continuing commitment of Nedcor Investment Bank (one of South Africa's leading financial institutions) to provide the necessary debt financing and project guarantees required under the license. On February 11, 2002, RRL received notification of the filing in the High Court of South Africa by Tsogo Sun Holdings ("Tsogo") of an action seeking to overturn the decision of the GGB to award a casino license to RRL. Tsogo owns and operates one of the five existing casinos in Gauteng which is situated approximately 15 miles from RRL's development site. RRL is pursuing all its rights under law in defending this action by Tsogo. The GGB, the Executive Council of the provincial government, as well as RRL have given notice of their intention to defend.

The Company anticipates that Tsogo's action, which could ultimately lead to an overturn of the decision of the GGB to award a casino license to RRL, will result in a delay to the construction of the first phase of the development but cannot, at this time, assess the likely extent of such delay.

In addition to the equity ownership in RRL, the Company through a 55% owned subsidiary, Century Casinos West Rand (Pty) Ltd. ("CCWR"), will receive management fees as the manager of the Casino, Hotel & Resort. Management fees will be based on a percentage of gross revenues as well as a percentage of EBITDA (defined as earnings before interest, taxes, depreciation, amortization and other specifically defined costs).

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Punta Del Este, Uruguay - The Company is part of a consortium, which includes Vantex S.A. and Inter-Continental Hotels & Resorts, that has submitted an official expression of interest to the Uruguayan government for the development and operation of a Resort, Convention Center and Casino in the internationally recognized Uruguayan beach resort Punta del Este. The Company has been awarded a long-term agreement to manage the proposed international casino comprising over 1,000 gaming positions, if a casino license is awarded.

     The proposed facility will be located 1.5 miles (on the same seaside highway) from the existing Conrad Casino Resort, which is, to date the only private casino in Uruguay (partially owned by Park Place Entertainment Corp). Punta del Este has its own international airport and is a 45-minute flight from Buenos Aires, Argentina, a 2 hour and 25 minute flight from Sao Paulo, Brazil, and a 3-hour flight from Rio de Janeiro (there is no legalized casino gaming in Brazil).

     The  consortium  considers  making  a  formal  application to the Uruguayan
Authorities in due process, but there can be no certainty that a final application will be made. If such final application is made, there is no certainty regarding an award of this casino license or that financing for the project will be secured by the Vantex S.A. / Inter-Continental Hotels & Resorts / Century Casinos consortium.

Riverboat Development Agreement - Indiana. - In December 1995, the Company sold its 80% interest in Pinnacle Gaming Development Corp. ("Pinnacle") to an affiliate of Hilton Gaming Corporation and Boomtown, Inc. ("Hilton/Boomtown"). Pinnacle had been pursuing a riverboat gaming license application in Switzerland County, Indiana. Upon signing the agreement, the Company received a cash payment of $80 and recognized a gain on the sale of its investment of $26. The agreement provided for additional payments to the Company upon the occurrence of certain events. In September 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle to conduct riverboat gaming in Switzerland County that resulted in the Company receiving a payment of $431 in the third quarter of 1998. The Company also received a payment of $1,040 in the third quarter of 1999 upon "groundbreaking" of the project. Additionally, the Company was entitled to receive installment payments of $32 per month for the first 60 months of the riverboat's operation; however, the Company elected to receive an aggregate discounted amount of $1,380, which was received and recorded as income in January 2000.

Revolving  Credit  Facility

     In March 1997, the Company entered into a four-year revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). Various provisions of the RCF were subsequently amended, including an increase in the facility to $20 million in 1998, an increase to $26 million in April 2000 whereby the line of credit decreases quarterly beginning in the fourth quarter of 2000 and an extension of the maturity date to April 2004. At December 31, 2001, the maximum available under the RCF was $22.4 million. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The RCF also contains an interest rate matrix that ties the interest rate charged on outstanding borrowings to the Company's leverage ratio, as defined. The Company's weighted-average interest rate on the RCF was 8.58% in 2000 and 9.04% in 2001. At December 31, 2001, the Company's unused borrowing capacity under the RCF was approximately $10.6 million. A portion of the proceeds of borrowings under the RCF was used for the development of The Caledon Casino, Hotel & Spa. The RCF is secured by substantially all of the real and personal property of Womacks. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments. The Company has entered into two interest rate swap agreements that

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

effectively fix the interest rates at 5.55% on $7.5 million of the variable rate debt and 7.95% on $4.0 million of the variable rate debt. See Note 5, Long-Term Debt, to the Consolidated Financial Statements for further information.


Marketing  Strategy

Womacks Casino and Hotel - The marketing strategy of Womacks highlights promotion of the Womacks Gold Club, a player's club with a database containing profiles on over 80,000 members. Gold Club members receive benefits from membership, such as cash, coupons, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive information about upcoming events and parties, and, depending on player ranking, also receive invitations to special events.

Caledon Casino, Hotel & Spa - As with Womacks described above, the marketing strategy of The Caledon Casino, Hotel & Spa highlights promotion of its players club and building its player information database. Players' club members receive benefits such as cash, coupons, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events.

Market  Data

The Cripple Creek Market - Cripple Creek is a small mountain town located approximately 45 miles southwest of Colorado Springs, Colorado on the western boundary of Pikes Peak. Cripple Creek is an historic mining town, originally founded in the late 1800's following a large gold strike. Cripple Creek is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 29% of the gaming devices and generated 21% of gaming revenues for these three cities during the year ended December 31, 2001. As of December 31, 2001, there were 18 casinos operating in Cripple Creek.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar 1998 through 2001. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.

                            GAMING REVENUE BY MARKET


                                       % change              % change                % change                     % change
                                         Over                  Over                    Over                         Over
                            1998       Prior Year    1999    Prior Year     2000     Prior Year       2001       Prior Year
                           -------------------------------------------------------------------------------------------------
CRIPPLE CREEK              $ 113,230      4.0%      $ 122,611    8.3%     $ 134,630     9.8%       $ 138,618        3.0%
Black Hawk                 $ 272,008     15.9%      $ 354,914   30.5 %    $ 433,769    22.2%       $ 478,326       10.3%
Central City               $  93,980      7.5%      $  73,794  -21.5%     $  63,453   -14.0%       $  59,730       -5.9%
                           -------------------------------------------------------------------------------------------------
COLORADO TOTAL             $ 479,218     11.2%      $ 551,319   15.0%     $ 631,852    14.6%       $ 676,674        7.1%


                            CRIPPLE CREEK SLOT DATA

                                       % change              % change                % change                     % change
                                         Over                  Over                    Over                         Over
                            1998       Prior Year    1999    Prior Year     2000     Prior Year       2001       Prior Year
                           -------------------------------------------------------------------------------------------------


Total Slot Revenue         $ 107,690      4.8%      $ 117,387    9.0%     $ 129,500    10.3%       $ 134,330        3.7%

Average Number
Of Slots                       4,369     -3.1%          4,058   -7.1%         4,148     2.2%           4,170         .5%

Average Win Per
Slot Per Day               68 dollars     8.1%      81 dollars  19.9%     85 dollars    4.7%      88 dollars        3.5%


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

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

                   CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                       ("Womacks  Casino  and  Hotel")

                                       % change              % change                % change                     % change
                                         Over                  Over                    Over                         Over
                            1998       Prior Year    1999    Prior Year     2000     Prior Year       2001       Prior Year
                           -------------------------------------------------------------------------------------------------



Total Slot Revenue        $  18,597       2.7%     $  22,235    19.6%     $  23,670    6.5%         $  23,142      -2.2%

Average Number
Of Slots                        565       3.3%           592     4.8%           627    5.9%               593      -5.4%

Average Win Per
Slot Per Day              90 dollars      -.05%    103 dollars  13.7%     103 dollars   .57%        107 dollars     3.6%

Market Share in %          17.42%        -1.0%         18.87%    8.3%         18.28%  -3.1%           17.23%       -5.7%

The Company competes, to a far lesser extent, with 22 casinos in Black Hawk and 5 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

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

The Caledon, South Africa Market - Caledon is a small agricultural community located approximately 60 miles east of Cape Town. Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wild flower shows, wineries and the natural historic hot springs located on the Caledon Casino, Hotel and Spa site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa). Traffic will be somewhat slower in the winter months (June through September), but Management is optimistic that the enhanced hot springs facilities will increasingly attract additional patrons during this time.

The Caledon Casino, Hotel and Spa operates its casino under one of only three licenses awarded in the Western Cape Province which has a population of approximately 4 million. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, Management continues to believe that the Caledon Casino, Hotel and Spa will face intense competition from the other two casinos - particularly a large casino located in Cape Town approximately one hour from Caledon. The Company will strive to compete against these casinos by emphasizing Caledon's destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players.

In addition, there is intense competition among companies in the South Africa gaming industry, and the gaming industry in general, and many gaming operators have greater name recognition, financial

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

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

Gaming in South Africa is "unlimited wagering" where each casino can set its own limits. As a result, the relationship between table games revenues and slot revenues will resemble more traditional gaming markets (unlike Cripple Creek where nearly 96% of gaming revenues are derived from the slot machines). The casino has 250 slot machines and 8 (14 as of December 31, 2001) table games including blackjack, roulette and Caribbean Stud.

                2001 GAMING REVENUE AND POSITION DATA BY MARKET

                                       Gaming              Average              Average
                                       Revenue    Market    Number     % Of      Number        % Of
                                     (in $000's)  Share%   Of Mach.    Total    Of Tables      Total
                                     ---------------------------------------------------------------
CALEDON CASINO                       $   5,892     6.7%      250       11.1%        14         14.9%
Other (2 casinos)                    $  86,504    93.3%    2,000       88.9%        78         85.1%
                                     ---------------------------------------------------------------
WESTERN CAPE TOTAL                   $  92,396   100.0%    2,250      100.0%        94        100.0%


                      CENTURY CASINOS' PROPERTY IN CALEDON
                      ("The Caledon Casino, Hotel & Spa")

                                               2000          2001
                                          ------------------------
Total Slot Revenue                        $   2,838      $  5,104

Average Number
Of Slots                                        250           250

Average Win Per
Slot Per Day                              138 dollars    66 dollars

The Caledon Casino opened for business on October 11, 2000. It was in operation for 82 days in the year 2000. The decline in the average slot per day is largely due to the December 2001 opening of a major competitor in Cape Town, approximately one hour from Caledon, with approximately 1,400 slot machines and the devaluation of the Rand versus the U.S. dollar throughout 2001. The Company is focusing its marketing efforts on increasing the gaming revenue by increasing its market share.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Employees

     Womacks Casino and Hotel - The Company employs approximately 200 persons in Cripple Creek, CO on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998, the Company adopted a 401(k) Savings and Retirement Plan for its employees.

     Caledon Casino Hotel & Spa - The Caledon Casino Hotel & Spa employs approximately 300 persons on an equivalent full-time basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, and accounting and marketing personnel. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Hotel & casino employees are represented by the T.E.U.S.A. (Technical Employee Union of South Africa). Membership in the union is not mandatory and less than 50% of eligible employees are currently members. On November 24, 2001, the T.E.U.S.A. initiated a strike action against the hotel and casino. An application for a temporary interdict was granted by the Labour Court with cost to the union and union officials. Employees returned to work on December 15, 2001 and on January 29, 2002 the temporary interdict was made final.

Seasonality

     Womacks Casino and Hotel - The Company's business in Cripple Creek, CO is at its highest levels during the tourist season (i.e., from May through September). Its base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

     Caledon Casino Hotel & Spa - The Company's business in Caledon is seasonal; the highest levels of business activity will occur in the holiday season in December. Caledon has a very mild climate and management is optimistic that it can maintain steady traffic to the Caledon Casino Hotel & Spa in the winter months (June through September) due to its enhanced historic hot springs facilities.

Governmental  Regulation

     Womacks Casino and Hotel - The Company's gaming operations are subject to strict governmental regulations at state and local levels. Statutes and regulations can require the Company to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers or stockholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which the Company may do business. Management believes that the Company is in compliance with applicable gaming regulations. For purposes of the discussion below, the term "the Company" includes its applicable subsidiaries.

The Colorado Limited Gaming Control Commission ("Commission") has adopted regulations regarding the ownership of gaming establishments by publicly held companies (the "Regulations").

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

The Regulations require the prior clearance of, or notification to, the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements including, but not limited to, notifying / filing with the Colorado Division of Gaming any proxy statements, lists of shareholders, new officers and directors of the Company, any shareholders obtaining 5% or more of the Company's common stock and any issuance of new voting securities. Management believes that the Company is in compliance with applicable gaming regulations.

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

     Casino Millennium - Casino Millennium's gaming operations are subject to strict regulations by the Czech Republic under national legislation. Statutes and regulations require the Company to meet various standards relating to, among other matters, business licenses, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. Management believes that the Company is in compliance with applicable gaming regulations.

     Silversea Cruise Ships - The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, the Company follows standardized rules and practices in the daily operation of the casinos.

Item  2.     Properties.
-------      ----------

     The Company's administrative offices are located at its Womacks at 200 East Bennett Avenue, Cripple Creek, Colorado. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties. See also Note 5, Long-Term Debt to the Consolidated Financial Statements for complete disclosure of the debt instruments which are secured by Company property.

Item  3.     Legal  Proceedings.
-------      ------------------

     The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
-------   ------------------------------------------------------------

     The 2001 annual meeting of the stockholders of the Company was held on June 1, 2001. At the annual meeting the two Class I directors to the Board, Robert Eichberg and Dinah Corbaci, were re-elected to the Board for a three year term. On this proposal to elect the Class I directors, the votes were: Robert Eichberg, 9,278,202 for, 0 (zero) against, and 5,785 abstained; Dinah Corbaci, 9,277,402 for, 0 (zero) against, and 6,585 abstained. No other proposals were brought for a vote of the stockholders.

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.
-------      -----------------------------------------------------------------

     The common stock of the Company began trading in the NASDAQ SmallCap Market on November 10, 1993. The following table sets forth the low and high sale price per share quotations as reported on the NASDAQ Stock Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter  Ended                 Low           High
-------------------------------------------------

March  31,  2000              $0.97          $2.47
June  30,  2000               $1.50          $1.97
September  30,  2000          $1.44          $1.97
December  31,  2000           $1.50          $1.94

March  31,  2001              $1.63          $2.53
June  30,  2001               $1.69          $2.24
September  30,  2001          $1.65          $2.22
December  31,  2001           $1.86          $2.39


     At December 31, 2001, the Company had approximately 100 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 1,300.

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


Item  6. Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of  Operations
--------------


Business  Environment  and  Risk  Factors

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, present dependence upon the Cripple Creek, Colorado and the South African gaming markets, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

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

Results  of  Operations

Cripple  Creek,  Colorado

Womacks is located in Cripple Creek, Colorado. Net operating revenue, derived principally from its gaming operations, decreased marginally from $21,612 in 2000 to $21,022 in 2001. Womacks casino revenue decreased from $21,211 in 2000 to $20,645 in 2001, or 2.7%. During the first quarter of 2001, the Company undertook an extensive remodeling of the second floor of its property, transforming previously used gaming space into much needed hotel space. The number of gaming devices was reduced from an average of 627 during 2000 to an average of 593 in 2001. The construction was a necessary step towards the future expansion of gaming space to the rear of the property. The Company's share of the overall Cripple Creek market decreased from 17.9% in 2000 to 17.0% in 2001. Womacks Casino operated approximately 14.2% of the gaming devices in the Cripple Creek market in 2001, with an average win per day per machine of 107 dollars compared with a market average of 88 dollars. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) remained relatively flat at 69.4% compared to 70.0% a year earlier. Management continues to focus on the marketing of the casino through the expansion of the highly successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Management has recently introduced valet parking to its list of customer benefits, expanding on the convenient and expansive parking facilities currently provided by the casino.

Food and Beverage revenue continues to increase. Revenues in 2001 increased to $1,132 from $1,002 in 2000, or 12.9% as the Company continues to focus on improving service. The cost of food and beverage promotional allowances, which are included in casino costs, increased from $829 in 2000 to $950 in 2001. Hotel revenue also increased to $144 from $81, or 77.7% as the result of introducing 10 new luxury rooms in July of 2001.

General and administrative expenses decreased from $5,127 in 2000 to $4,056 in 2001, or 26.4%. Expenses associated with the cost of check processing totaling $229 have been reclassified to casino cost. In addition, the cost of casino management allocated from corporate operations has been reduced by $430 in 2001. Additional reductions in payroll cost further reduced the administrative expenses by $217.

Depreciation decreased from $1,899 in 2000 to $1,655 in 2001. Amortization remained unchanged at $1,342 in both 2000 and 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Interest expense, including debt issuance cost, decreased from $1,510 in 2000 to $1,433 in 2001. In April 2000, the Company borrowed $3.8 million under the RCF to fund its investment in Caledon, South Africa. An additional $1,800 was borrowed in November 2000 to fund the acquisition of an additional 15% interest in the South African operation. The investment has resulted in the incursion of approximately $926 in cumulative interest charged to the Company's Cripple Creek operations. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has increased from 8.58% in 2000 to 9.04% in 2001.

The Cripple Creek segment recognized income tax expense of $2,697 in 2001 versus $2,262 in 2000 due to an increase in pre-tax earnings.

South  Africa
The acquisition of Caledon Casino Hotel and Spa has contributed significant revenues to the consolidated results of the Company. The Caledon Casino Hotel and Spa began operations in October 2000. Net operating revenue provided increased from $4,155 in 2000 to $7,408 in 2001. Deterioration in the Rand versus the Dollar over the span of the year has had a negative impact on the reported revenues. The Caledon Casino Hotel and Spa also faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Gross margin for the Caledon casino activities
(casino revenues, less casino expenses) decreased to 56.3% from 71.0% a year earlier. Management has reduced expenses from an average of $426 per month in 2000 to an average of $224 per month in 2001 to offset the reduced level of revenue. By concentrating on increasing the gaming revenues, management feels it can return the casino margin to a more acceptable level.

Food and beverage revenue provided by a full year of operation increased to $766 in 2001 from $375 in 2000, or 104%. Hotel revenue provided by a full year of operation increased to $611 in 2001 from $176 in 2000.

General and administrative expenses increased from $1,232 in 2000 to $1,807 in 2001, or 46.7%. The 2000 results include approximately $624 in one time costs associated with the start up of the casino in October 2000.

Depreciation expense incurred in South Africa increased from $290 in 2000 to $1,219 in 2001 as a result of a full year of operation and early 2001 construction of the new spa. The amortization of goodwill resulting from the Company's late 2000 purchase of an additional 15% interest resulted in a charge of $75 in 2001.

Interest expense, including debt issuance cost, increased from $367 in 2000 to $883 in 2001. As of December 31, 2001, CCAL has incurred approximately $3.9 million in debt at the exchange rate as of December 31, 2001 to fund the capital improvements to the Hotel, Casino & Spa. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in both 2000 and 2001

The South African segment recognized an income tax benefit of $157 in 2001 versus an income tax expense of $193 in 2000.

Cruise  Ships
Beginning in the fourth quarter of 2000, the Company installed casino operations on four six-star vessels belonging to Silversea Cruises. Net operating revenue increased from $189 in 2000 to $891 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) decreased to 23.9% from 81.6% a year earlier. Following the tragedy of September 11, 2001 attacks

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

on the World Trade Center, the cruise ships have seen a substantial decrease in the amount of passenger traffic. In October 2001, Silversea Cruises removed one of the four ships from service. This, combined with the cost of transporting personnel to and from the ships, along with the cost of transporting new equipment and supplies for installation of gaming equipment on the Residensea, has severely impacted the profitability in the fourth quarter. The Company expects these operations to rebound in 2002 as the travel industry begins to recover.

Depreciation expense has increased from $6 in 2000 to $47 in 2001 as a result of a full year of operation.

$82 has been allocated to the cruise ships for income taxes in the year 2001. No allocation was made in 2000 as the profits in the segment were not material.


Corporate  &  Other
Net operating revenues consist principally of management fees earned from operating Casino Millennium in Prague, Czech Republic which increased from $177 in 2000 to $205 in 2001. Overall net operating revenues reported by the segment decreased from $276 in 2000 to $255 in 2001.

Depreciation  increased  slightly  from  $216  in  2000  to  $226  in  2001.

General and administrative expense increased from $1,509 in 2000 to $1,675 in 2001, or 11.0%,

Other Income for 2001 includes a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada. Included in 2000 is $1,380 in income from the sale of the Company's casino rights in an Indiana riverboat gaming license.


Liquidity  and  Capital  Resources

     Cash and cash equivalents totaled $3.3 million (including $334 of restricted cash) at December 31, 2001, and the Company had a net deficit working capital of $677. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $22.4 million and unused borrowing capacity of approximately $10.6 million at December 31, 2001. For the year ended December 31, 2001, cash provided by operating activities was $6.4 million compared with $7.1 million in the prior-year period. Cash used by investing activities was $3.2 million for the year 2001 and included $920 in cost related to the construction and furnishing of new hotel space at Womacks, including the associated cost of reconstructing the casino floor, $400 towards the expansion of the casino at the rear of the property that is expected to be completed in 2002 which will provide additional gaming space as well as hotel rooms, $1.6 million towards improvements at the Caledon Casino Hotel and Spa in South Africa and the balance of $277 due to expenditure for other long lived assets. Cash used in financing activities in 2001 consisted of net repayments of $6.8 million under the RCF with Wells Fargo, net repayments of $417 under the loan agreement with PSG, repurchase of Company's stock, on the open market, with a cost of $606, and other net payments of $613.

     Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17.2 million to $26.0 million and extended the maturity date of the RCF until April 2004. In August of 2001, the agreement was further amended to give the Company more flexibility in using RCF funds for projects.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     In April 2000, Century Casinos Caledon (Pty) Ltd. ("CCAL") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, province of the Western Cape, South Africa, and the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCAL. The Company made an initial equity investment of approximately $1,534 in, and loans totaling approximately $2,302 to, CCAL with borrowings obtained under the Company's RCF. CCA has a ten-year casino management agreement with CCAL, which agreement may be extended at the Company's option for multiple ten-year periods. In November 2000, the Company, through CCA, acquired an additional 15% of CCAL, raising its ownership in CCAL to 65%. The acquisition of the additional interest was completed with the payment of approximately $1,800 by Century through CCA to COIL in exchange for 15% of the total shares of common stock of CCAL (valued at approximately $1,200) and a shareholder loan to CCAL previously held by COIL (with a value of approximately $600). In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provides for a principal loan of approximately $3,919 at the exchange rate as of December 31, 2001 to fund development of the Caledon project. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $375 at the exchange rate as of December 31, 2001. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002, CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 26, 2002 and continuing over the remaining term of the original 5 year agreement. Outstanding borrowings under the standby facility bear interest at 15.1%. As of December 31, 2001, the entire amount has been advanced against the loan and the standby facility.

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.3 million, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The acquisition is expected to be completed in 2002, subject to certain contingencies and contract conditions, and is expected to cost approximately $200 in cash plus contributed assets.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During 2001, the Company purchased 340,000 additional shares at an average cost per share of $2.03. Beginning in 1998 and through 2001, the Company has repurchased a total of 2,189,800 shares at a total cost of approximately $2.9 million. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

The Company is the contracted casino management partner of, and, as of September 2001, through its South African subsidiary, CCA, entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which  includes  Silverstar  Development  Ltd.  ("Silverstar").

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     RRL has submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($33.4 million at the exchange rate as of December 31, 2001). The dollar value of the proposed development fluctuates with the USD/Rand exchange rate. Upon favorable resolution of the pending court action initiated by a competing casino, Tsogo Sun Holdings, the Company, as part of the September 2001 agreement, as amended, would be required to make an equity investment of approximately 50 million Rand or $4.2 million at the exchange rate as of December 31, 2001. This funding requirement would be met through borrowings under the RCF.

     In the fourth quarter 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming for approximately 60 slot machines on the street level. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million have been secured in the fourth quarter 2001. The total construction cost, including additional slot machines, is expected to be $2.5 million, of which $0.4 million has been spent in the fourth quarter 2001. The project is expected to be completed by the end of 2002.

Subsequent to December 31, 2001, the Company, through a subsidiary, has made a conditional offer to purchase certain real estate in Cripple Creek, Colorado from a non-affiliated entity. This offer has been accepted but certain conditions have not yet been fulfilled by the seller. In the event that all conditions are met and the transaction is completed, the cash required will be in excess of $1.0 million.

Management believes that the Company's cash and working capital at December 31, 2001, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

Critical  Accounting  Policies

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below. Information regarding the Company's other accounting policies is included in
Note 2 to the Company's consolidated financial statements for the year ended December 31, 2001.

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Goodwill - The Company's goodwill results from the acquisitions of casino and hotel operations and is being amortized on a straight-line basis over estimated useful lives of ten to fifteen years. If impairment indicators exist, such as continued operating losses, increased competition in a market, etc., we evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. Estimated undiscounted future cash flows are based on historical results to-date, modified for the elimination of intercompany management fees and for a conservative estimate for planned business growth. We adjust goodwill if impairment is indicated, to its fair value based on the present value of future cash flows at the Company's incremental borrowing rate. Under existing accounting standards, the Company's assessment of the goodwill recorded for all of its acquisitions indicates that no impairment exists as of December 31, 2001.

In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 142 "Goodwill and Intangible Assets". SFAS No. 142 addresses the methods used to capitalize, amortize

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS No. 142. Included in assets at December 31, 2001 is unamortized goodwill of approximately $7,709. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, decreasing amortization expense by approximately $1,425 per year. The Company will be required to assess goodwill for impairment in the year of adoption and at least annually thereafter. The Company will not be able to determine the full effect of these pronouncements on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standards. In the event the Company's analysis under the new guidance indicates goodwill is impaired, it will be required to record a charge to its earnings in the year of adoption.

Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is revalued based on the exchange rate at the end of the period.

Item  7.     Financial  Statements.
-------      ---------------------

     See  "Index  to  Financial  Statements"  on  page  F-1  hereof.

Item  8.     Changes  In  and  Disagreements With Accountants on Accounting and
-------      -------------------------------------------------------------------
             Financial  Disclosure.
             ---------------------

     There were no changes in accountants, nor any disagreements on accounting and financial disclosure with Grant Thornton LLP, the Company's independent auditors.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------      -------------------------------------------------------------------
             Compliance  with  Section  16(a)  of  the  Exchange  Act.
             --------------------------------------------------------

Information  Concerning  Directors  And  Executive  Officers

Information regarding the Board of Directors and executive officers of the Company, as of December 31, 2001, is as follows:

                                           Officer or
         Name           Age            Positions Held             Director Since
         ----           ---            --------------             --------------

Erwin Haitzmann         48       Chairman of the Board &              March 1994
                                 Chief  Executive  Officer

Peter Hoetzinger        39       Vice Chairman of the Board           March 1994
                                 &  President

James D. Forbes         44       Director                             March 1994

Robert S. Eichberg      55       Director                           January 1997

Gottfried Schellmann    48       Director                           January 1997

Dinah Corbaci           47       Director                             April 2000

Larry Hannappel         49       Chief Accounting Officer,          October 1999
                                 Secretary & Treasurer




          Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has 26 years of casino gaming experience ranging from dealer (commencing in 1975) through various casino management positions. Mr. Haitzmann has been employed full-time by the Company since May 1993.

          Peter Hoetzinger received a Masters degree from the University of Linz, Austria, in 1986. He thereafter was employed in several managerial positions in the gaming industry with Austrian casino companies. Mr. Hoetzinger has been employed full-time by the Company since May 1993.

          James D. Forbes, from 1979 to 1993, was employed in several positions in the gaming industry with British and Austrian casino companies. Mr. Forbes has been employed full-time by the Company since February 1993.

          Robert S. Eichberg graduated from Bradley University in 1968 with a B.S. Degree in Accounting and is a Certified Public Accountant. He was employed by the public accounting firm of Deloitte & Touche, LLP from 1974 to 1994, ending his tenure there as Tax Partner. From 1994 to 1996 he served as Tax Partner for the public accounting firm Price Bednar LLP, before joining the public accounting firm of Causey, Demgen & Moore, Inc. in September of 1996, where he has been employed since, as shareholder and President.

          Gottfried Schellmann graduated from University of Vienna with a law degree and is a certified

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

tax advisor in Austria. After having worked for several firms, including KPMG Germany as tax and accounting manager, he formed Schellmann & Partner in 1993, where he has been employed since, which specializes in tax and accounting work for provinces and municipalities in Austria.

          He is a member of the International Bar Association. He is also one of the main co-authors, together with certain officers of the Austrian Ministry of Finance, of the Austrian corporate tax code.

          Dinah Corbaci holds a Doctorate degree in Law from the University of Salzburg, Austria (1981). She joined IBM Austria in 1984, where she served As Account Manager for large government customers. Since 1995, she has Shifted her focus to e-business for large IBM mainframe customers and has been working in the area of e-commerce since.

          Larry Hannappel graduated from National College, Rapid City, South Dakota (1976) with a B.S. Degree in Accounting. From 1976 to 1979, he was employed by the public accounting firm of Hamma & Nelson. From 1979 to 1994, he served in various financial management capacities in manufacturing and gaming. Mr. Hannappel has been employed full-time by the Company since May, 1994. He became Chief Accounting Officer in October 1999, was appointed as Secretary of the Company in March, 2000 and appointed as Treasurer in June 2001.

          There are no family relationships between or among the Company's executive officers and directors.

Certain  Information  Regarding  the  Board  of  Directors

     During 2001, on several occasions during the year, the members of the Board of Directors executed unanimous written consents in lieu of meetings, in accordance with Delaware law. The Audit Committee of the Board of Directors (consisting of Messrs. Eichberg and Schellmann, and Dr. Corbaci), which assesses the Company's system of internal controls and assists in considering the recommendation and performance of the Company's independent accountants, have held one meeting between January 1, 2001 and December 31, 2001. The Board of Directors does not have a separate Nominating Committee.


Compliance  With  Section  16(A)  Of  The  Securities  Exchange  Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of its outstanding common stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge (based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2001), all Section 16(a) filing requirements applicable to its officers and directors were complied with-in a timely manner.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Item  10.  Executive  Compensation.
--------   -----------------------

     The table below sets forth executive compensation during 1999, 2000 and 2001 to the Chairman of the Board and Chief Executive Officer of the Company, Erwin Haitzmann, and to all other executive officers who received greater than $100,000 in compensation in 1999, 2000 or 2001.

Summary  Compensation  Table

                                                Awards Payouts
                                                ---------------


Name &                                             Other (c)  Restricted   Securities                          All (D)
Principal                 Salary (a)  Bonus(b)     Annual      Stock       Underlying          LTIP           Other
Position          Year      ($)        ($)      Compensation   Awards      Options/SARs (#)   Payouts      Compensation($)
--------------------------------------------------------------------------------------------------------------------------

Erwin
Haitzmann,
Chairman  of
the Board and     2001     133,944     248,993     8,801
Chief Executive   2000     150,000     352,000     9,738
Officer           1999     157,519     295,000    59,228

Peter Hoetzinger,
Vice Chairman of  2001     160,975     223,484     5,452
the Board and     2000     150,000     351,500     8,411
President         1999     157,519     295,000    57,812

James D. Forbes,  2001     150,000       2,685    39,000                                                          2,250
Director          2000     150,000     182,240    39,445                                                          2,250
                  1999     167,479     118,000    56,342                                                          2,250

Larry Hannappel,
Chief Accounting  2001      80,508      50,000                                                                    1,374
Officer &         2000      80,542      30,000                                                                    1,291
Secretary         1999      65,545      20,000                                                                    1,066



(a) Salary for 2001 includes $100,000 paid to Flyfish Casino Consulting AG for the benefit of Mr. Haitzmann's family foundation and $100,000 paid to Focus Casino Consulting AG for the benefit of Mr. Hoetzinger's family foundation pursuant to separate management agreements with the Company entered into on March 1, 2001 and amended October 11, 2001. See Item 12, Certain Relationships and Related Transactions.

     On October 12, 2001 the Company entered into separate Employment Agreements with Mr. Haitzmann and Mr. Hoetzinger. The terms of the agreements are to continue until December 31, 2006 and are automatically renewable for successive periods of five years each unless sooner terminated by either the Company or the employee. The agreements call for an annual salary of $24,000 with annual increases and bonuses plus other incentives as determined by the Compensation Committee of the Board of Directors. The Compensation Committee is required to review the salaries on an annual basis. The agreements provide for termination payments to be made for a period of six (6) months if the agreement is terminated by the Company without cause, or for payment of three times the employee's annual salary and average bonus and complete vesting (including employee's trusts and foundations) in unvested stock and stock options if the

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     termination occurs (a) after Change of Control of the Company, or (b) by the employee for cause. If the termination occurs after a Change of Control or by the employee for cause the employee shall have the option to either
     (a) receive an immediate payment of the market value of 100% of his stock and the higher of (i) the value according to the Black Scholes model or
     (ii) the in-the-money value of his stock options/warrants, or (b) receive an immediate cash bonus from the Company enabling him, after full payment of all of employee's taxes on such cash bonus, to exercise 100% of his stock options/warrants, and to continue to hold his stock, with the right to "put" or sell the stock back to the Company for cash at market value.
..
(b) Mr. Haitzmann's bonus for 2001 was paid to Flyfish Casino Consulting AG for the benefit of Mr. Haitzmann's family foundation and Mr. Hoetzinger's bonus for 2001 was paid to Focus Casino Consulting AG for the benefit of Mr. Hoetzinger's family foundation. See Item 12, Certain Relationships and Related Transactions.

(c) Amounts for 2001 and 2000, respectively, include reimbursement for estimated income taxes, associated with perquisites, of $482 and $3,580 for Mr. Haitzmann; $0 and $2,456 for Mr. Hoetzinger; $7,800 and $7,317 for Mr. Forbes.

(d) Consists solely of Company's matching contributions to the 401(k) Savings and Retirement Plan.

Stock  Option  Grants  In  Last  Fiscal  Year

     There were no grants of stock options during 2001 to purchase shares of common stock of the Company to any of the Company's executive officers.

Aggregated Options Exercised In Last Fiscal Year And Fiscal Year- End Option Values

          The following table sets forth the aggregate options held by certain executive officers of the Company. No options were exercised by the specified officers in 2001.

                                                     Number of Securities       Value of Unexercised
                                                      Underlying Options         In-the-Money Options
                    Shares Acquired     Value       at December 31, 2001        at December 31, 2001
Name                  on Exercise     Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------

Erwin Haitzmann,
Chairman of the
Board and Chief
Executive Officer                                  1,300,000 / -0- (a)            $1,224,500 / -0- (c)

Peter Hoetzinger,
Vice Chairman
of the Board
and President                                        793,000 / -0- (b)            $  774,320 / -0- (c)

James D. Forbes,
Director                                             618,000 / -0-                $  577,320 / -0- (c)

Larry Hannappel,
Chief Accounting
Officer & Secretary                                   37,500 / -0-                $   31,550 / -0- (c)

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

(a) Includes 950,000 options held by The Haitzmann Family Foundation. See Item 12, Certain Relationships and Related Transactions.

(b) Includes 543,000 options held by The Hoetzinger Family Foundation. See Item 12, Certain Relationships and Related Transactions.

(c) Based on the closing price of ($2.24) of the Company's Common Stock on the NASDAQ Stock Market on December 31, 2001.

     Directors who are full-time employees receive no compensation for their services as directors. With the exception of Messrs. Eichberg and Schellmann and Mrs. Corbaci, all of the Company's directors are full-time employees.

     Messrs. Eichberg and Schellmann and Mrs. Corbaci, the outside directors of the Company, are being compensated for their services as follows:

     (a) Stock options - In 1998, upon joining the Board of Directors, both Eichberg and Schellmann received options to purchase 10,000 shares of the Company's common stock. The options have a five-year term and are exercisable at $0.938 per share. In 1999, both Eichberg and Schellmann received options to purchase an additional 10,000 shares of the Company's stock, which have a four-year term and are exercisable at $.75 per share. In February, 2000, both Eichberg and Schellmann received options to purchase an additional 20,000 shares of the Company's stock; these options have a five-year term and are exercisable at $1.00 per share. In April, 2000, Mrs. Corbaci received options to purchase 20,000 shares of the Company's stock, which have a five-year term and are exercisable at $1.75 per share.

     (b) Compensation, Reimbursement - The outside directors receive $1,000 per Board or committee meeting attended and the Company will pay for reasonable expenses incurred in conjunction with those meetings. In addition, the outside directors receive $1,000 per gaming application filed with gaming regulators to compensate them for their time spent.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management
--------   --------------------------------------------------------------------

          The following table sets forth information as of December 31, 2001, concerning record common stock ownership by beneficial owners of five percent or more of the Company's common stock and the officers and directors of the Company. All of the named persons below, other than Thomas Graf and Lloyd I. Miller, III, are officers or directors of the Company.

Title                  Name and Address of            Amount and Nature of      Percent of
of Class                Beneficial Owner              Beneficial Ownership        Class
------------------------------------------------------------------------------------------

Common Stock,           Erwin Haitzmann
$.01 par value      200-220 E. Bennett Ave.
                   Cripple Creek, CO  80813              1,946,669 (a)              11.7%

Common Stock,           Peter Hoetzinger
$.01 par value      200-220 E. Bennett Ave.
                   Cripple Creek, CO  80813              1,164,728 (b)               7.0%

Common Stock,            James D. Forbes
$.01 par value          1 Nerina Street
                    Caledon 7230, South Africa             989,264 (c)               6.0%

Common Stock,          Robert S. Eichberg
$.01 par value     1801 California St. Ste 4650
                       Denver, CO  80202                    50,000 (d)                (h)

Common Stock,          Gottfried Schellmann
$.01 par value           Lerchengasse 2
                  2340 Moedling, Austria, Europe            89,000 (e)                (h)

Common Stock,            Dinah Corbaci
$.01 par value           Schlossgasse 1
                   A-1050 Wien, Austria, Europe             20,000 (f)                (h)

Common Stock,           Larry Hannappel
$.01 par value     200-220 E. Bennett Ave.
                   Cripple Creek, CO  80813                 42,500 (g)                (h)

Common Stock,    All Officers and Directors
$.01 par value   as a Group (seven persons)              4,302,161                  25.9%

Common Stock,             Thomas Graf
$.01 par value        Liechtensteinstrasse 54
               A-2344 Maria Enzersdorf, Austria, Europe  2,494,300                  15.0%

Common Stock,        Lloyd I. Miller, III
$.01 par value        4550 Gordon Drive
                      Naples, FL 34102                   2,495,123                  15.0%

(a) Includes: (i) a non-statutory stock option for 350,000 shares exercisable at $0.75 per share; (ii) a non-statutory stock option for 950,000 shares exercisable at $1.50 per share, indirectly owned

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     and held by The Haitzmann Family Foundation, which is managed by three independent trustees; and (iii) 550,000 shares indirectly owned and held by The Haitzmann Family Foundation.

     During 2001 an incentive stock option for 130,000 shares exercisable at $1.50 per share and an incentive stock option for 183,333 shares exercisable at $0.75 per share were converted to non-statutory stock options with the same terms and conditions as the original incentive stock options; further the non-statutory stock options in (ii) above were transferred from Mr. Haitzmann's ownership during 2001 with the same terms and conditions as the original options. Neither the conversions nor the transfer were additional option grants during 2001.

(b) Includes: (i) a non-statutory stock option for 250,000 shares exercisable at $0.75 per share; (ii) a non-statutory stock option for 543,000 shares exercisable at $1.50 per share, indirectly owned and held by The Hoetzinger Family Foundation, which is managed by three independent trustees; and
     (iii) 100,000 shares held by Mr. Hoetzinger's spouse; and (iv) 143,728 shares indirectly owned and held by The Hoetzinger Family Foundation.

     During 2001 an incentive stock option for 130,000 shares exercisable at $1.50 per share and an incentive stock option for 183,333 shares exercisable at $0.75 per share were converted to non-statutory stock options with the same terms and conditions as the original incentive stock options; further the non-statutory stock options in (ii) above were transferred from Mr. Hoetzinger's ownership during 2001 with the same terms and conditions as the original options. Neither the conversions nor the transfer were additional option grants during 2001.

(c) Includes: (i) an incentive stock option for 130,000 shares exercisable at $1.50 per share; (ii) an incentive stock option for 160,000 shares exercisable at $0.75 per share; and (iii) a non-statutory stock option for 328,000 shares exercisable at $1.50 per share.

(d)  Includes:  (i) an option for 10,000 shares exercisable at $0.938 per share;
     (ii) an option for 10,000 shares exercisable at $0.75 per share; and (iii) an option for 20,000 shares exercisable at $1.00 per share.

(e)  Includes:(i)  an  option for 10,000 shares exercisable at $0.938 per share;
     (ii) an option for 10,000 shares exercisable at $0.75 per share; and (iii) an option for 20,000 shares exercisable at $1.00 per share.

(f)  Includes  an  option  for  20,000  shares  exercisable  at $1.75 per share.


(g) Includes:(i) an incentive stock option for 10,000 shares exercisable at $0.75 per share; (ii) an incentive stock option for 22,500 shares exercisable at $1.50 per share; and (iii) an incentive stock option for 5,000 shares exercisable at $2.25 per share.

(h)  Less  than  1%.


Item  12.  Certain  Relationships  and  Related  Transactions.
--------   --------------------------------------------------

     At December 31, 2001, the Company had an unsecured note payable that matures on April 1, 2004, in the principal amount of $380,000 to Thomas Graf, a founding stockholder of the Company.

     On March 1, 2001, as amended on October 11, 2001, the Company entered into separate management agreements with Focus Casino Consulting AG, a Swiss corporation, to secure the

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

services of Mr. Hoetzinger, and with Flyfish Casino Consulting AG, a Swiss corporation, to secure the services of Mr. Haitzmann, to provide executive casino management services to the Company through December 31, 2005, and for five (5) year renewable periods thereafter, unless sooner terminated by them or by the Company. Each of these management agreements provides for an annual base management fee of $100,000, plus such annual increases and bonuses, and such other incentives, benefits and compensation as may be awarded to them, respectively, by the Compensation Committee of the Board of Directors of the Company. Payments to each of these management companies are included in the Executive Compensation Table, Item 10. Each of the management fees will be reviewed annually by the Compensation Committee. The management agreements further provide for termination payments to be made for a period of six (6) months if the management agreement is terminated by the Company without cause, or for a payment of three times the management company's annual fee and average bonus if the termination occurs (a) after a Change of Control of the Company, or
(b)  by  the  management  company,  for  cause.

     Both Mr. Haitzmann and Mr. Hoetzinger are Austrian citizens, and have established Austrian trusts (The Haitzmann Family Foundation and The Hoetzinger Family Foundation, respectively) to hold, on behalf of their respective families, a certain portion of their interests in the Company. (See Item 11. Security Ownership of Certain Beneficial Owners and Management)

     There have been no transactions with management, except as otherwise disclosed herein, since the date of the Company's last annual meeting on June 12, 2001, and the transactions disclosed in the Proxy Statement for that meeting.

Item  13.     Exhibits  and  Reports  on  Form  8-K.
--------      -------------------------------------

     a.     Exhibits  Filed  Herewith  or  Incorporated by Reference to Previous
            --------------------------------------------------------------------
            Filings  with  the  Securities  and  Exchange  Commission:
            -----------------------------------------------------------

     1. The following exhibits were included with the filing of the Alpine's Form 10-KSB for the fiscal year ended December 31, 1993 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.14 Plan of Reorganization and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc., and Century Casinos Management, Inc. - Filed with Form 8-K dated December 24, 1993 and incorporated by reference therein.

     10.15 Amendments One, Two, and Three to Plan of Reorganization and Agreement Among Alpine Gaming, Inc., Alpine Acquisition, Inc., and Century Casinos Management, Inc.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     10.51 Asset Purchase Agreement dated as of September 27, 1995 by and among Gold Creek Associates, L.P., WMCK Acquisition Corp., and Century Casinos, Inc., Including Exhibits and Schedules, along with First Amendment thereto.

     10.57 Stock Purchase Agreement dated December 21, 1995 between Switzerland County Development Corp. ("Buyer") and Century Casinos Management, Inc., and Cimarron Investment Properties Corp. ("Sellers").

     10.58               Consultancy  Agreement  -  Chalkwell  Limited.

      3. The following exhibits were filed with the Form 8-K Current Report dated July 1, 1996 and are incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.60 Promissory Note dated March 19, 1992, made by Chrysore, Inc. in the original amount of $1,850,000 payable to R & L Historic Enterprises, together with Assignment dated September 14, 1992 of said Promissory Note to TJL Enterprises, Inc. and Assignment dated May 16, 1996 of said Promissory Note to Century Casinos, Inc.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

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

     10.72 Promissory Note dated April 30, 1998, between Century Casinos, Inc. and Gary Y. Findlay

     10.73 Termination of Stock Transfer and Registration Rights Agreement dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.74 Promissory Note dated June 2, 1998, between Century Casinos, Inc. and James A. Gulbrandsen

     10.76 Casino Consulting Agreement dated March 25, 1998, by and between Rhodes Casino S.A., Century Casinos, Inc.
                         and  Playboy  Gaming  International  Ltd.

      7. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1998 and are incorporated herein by reference:

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

     10.78 Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek ("Lessor") and WMCK Venture Corporation ("Lessee")

      8. The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 1999 and are incorporated herein by reference:

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     Exhibit  No.          Description
     ------------          -----------

     10.79 Casino Services Agreement dated January 4, 1999 by and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s.

     10.80 Option to Purchase Real Property dated March 25, 1999, by and between Robert J. Elliott ("Optionor") and WMCK Venture Corp. ("Optionee").

     10.81 Letter Amendment to Note Agreement dated April 1, 1999, by and between Century Casinos, Inc. and Thomas Graf

      9. The following exhibit was filed with the Form 10-QSB for the quarterly period ended June 30, 1999 and is incorporated herein by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.82 Master Lease Agreement dated January 4, 1999 by and between Casino Millennium a.s. and Century Management und Beteiligungs GmbH

     10. The following exhibit was filed with the Form 10-QSB for the quarterly period ended September 30, 1999 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.83 Waiver and Release and Consulting Agreement dated October 15, 1999 by and between Norbert Teufelberger and Century Casinos, Inc.

     11. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1999 and are incorporated herein by reference:

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

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

     10.88 Memorandum of Agreement, dated January 7, 2000, by and between B. H. Centrum a.s. (a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc.

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

     12. The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 2000 and are incorporated by reference:

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
                         (Proprietary) Limited, and Century Casinos, Inc. (for purposes of clause 10.6 only), dated March 31, 2000.

     13. The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 2000 and are incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

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

     14. The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2000 and are incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     10.98 Shareholders Agreement, dated November 4, 2000, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 8.5, 15.1 and 15.2 of this agreement only), Overberg Empowerment Company Limited, and The Overberg Community Trust

     10.99 Sale of Shares Agreement, dated November 4, 2000, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited and Century Casinos, Inc.

     15. The following exhibit was filed with the Form 10-QSB for the quarterly period ended March 31, 2001 and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     11.0 April 21, 2001 Addendum to Loan Agreement, dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited

     16. The following exhibit was filed with the Form 10-QSB for the quarterly period ended September 30, 2001, and is incorporated by reference:

     Exhibit  No.          Description
     ------------          -----------

     11.01 First Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated August 22, 2001.

     17.   The  following  exhibit  is  filed  herewith:

     Exhibit  No.          Description
     ------------          -----------

11.02 Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated March 1, 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

     11.03 Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting, A.G. dated March 1, 2001.

     11.04 Equity Subscription Agreement by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd., dated September 7, 2001.

     11.05 Memorandum of Agreement by and between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Century Casinos Africa
                         (Pty) Ltd., and Fortes King Hospitality (Pty) Ltd. and/or its successor to the Hotel Management Agreement
                         -  FKH)  dated  September  20,  2001.

     11.06 Amendment to Loan Agreement between Century Casinos Africa (Pty) Limited and Century Casinos Caledon (Pty)
                         Ltd.  (previously  known  as Caledon Casino Bid Company
                        (Pty) Ltd.), Caledon Overberg Investments (Pty) Limited,
                         and  Century  Casinos, Inc.  dated  September 20, 2001.

     11.07 Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos Inc. and Focus Casino Consulting, A.G. dated October 11, 2001.

     11.08 Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos Inc. and Flyfish Casino Consulting, A.G. dated October 11, 2001

     11.09 Employment Agreement by and between Century Casinos Inc. and Erwin Haitzmann, dated October 12, 2001.

     11.10 Employment Agreement by and between Century Casinos Inc. and Peter Hoetzinger, dated October 12, 2001.

     11.11 Amendment Number 1 to the Equity Subscription Agreement entered into on September 7, 2001, by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd, dated March 2, 2002.

     11.12 Second Addendum to Loan Agreement dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited completed on March 26, 2002.


     21.                 Subsidiaries  of  the  Registrant

     23.1                Consent  of  Independent  Accountants



     b.  Reports  on  Form 8-K Filed During the Registrant's
         -------------------------------------------------------
         Fourth  Fiscal  Quarter:
         ------------------------

         No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.



Signature                  Title                       Signature                 Title


/s/ Erwin Haitzmann   Chairman of the Board and   /s/ Gottfried Schellmann    Director
--------------------                              ------------------------
Erwin Haitzmann       Chief Executive Officer     Gottfried Schellmann

/s/ Peter Hoetzinger  Vice Chairman of the Board  /s/ Robert S. Eichberg    Director
--------------------                              ------------------------
Peter Hoetzinger      and President               Robert S. Eichberg

/s/ James D. Forbes   Director                    /s/ Dinah Corbaci         Director
--------------------                              ------------------
James D. Forbes                                   Dinah Corbaci

                     CENTURY CASINOS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page  Number
                                                            ------------

Independent Auditors' Report                                     F2

Consolidated Balance Sheet as of December 31, 2001               F3

Consolidated  Statements  of Earnings for the Years Ended
December 31, 2001 and 2000                                       F4

Consolidated  Statements  of  Shareholders'  Equity
for the Years Ended December 31, 2001 and 2000                   F5

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2001 and 2000                   F6

Notes to Consolidated Financial Statements                       F8

                                       F1

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted new accounting standards for derivative financial instruments.

                                                              GRANT THORNTON LLP

Colorado  Springs,  Colorado
February  8,  2002  (except  for Note 5, as to which the date is March 26, 2002)
                                       F2

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(Dollar  amounts  in  thousands,  except  for  share  information)



                                                                            DECEMBER 31, 2001
                                                                           -------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (including restricted cash of  $334)             $            3,365
Receivables                                                                               433
Prepaid expenses and other                                                                591
                                                                           -------------------
   Total current assets                                                                 4,389


Property and Equipment, net                                                            29,338
Goodwill, net                                                                           7,709
Other Assets                                                                            3,383
                                                                           -------------------
Total                                                                      $           44,819
                                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt                                         $            1,554
 Accounts payable and accrued liabilities                                               3,512
                                                                           -------------------
        Total current liabilities                                                       5,066

Long-Term Debt, less current portion                                                   15,991
Other Non-current Liabilities                                                             979
Minority Interest                                                                         605

Commitments and Contingencies                                                               -
Shareholders' Equity:
 Preferred stock; $.01 par value; 20,000,000 shares
     authorized; no shares issued and outstanding                                           -
 Common stock; $.01 par value; 50,000,000 shares
     authorized; 14,485,776 shares issued; 13,728,784 shares outstanding                  145
 Additional paid-in capital                                                            21,901
 Accumulated other comprehensive loss                                                  (3,291)
 Retained earnings                                                                      4,847
                                                                           -------------------
                                                                                       23,602
 Treasury stock - 756,992 shares, at cost                                              (1,424)
                                                                           -------------------
           Total shareholders' equity                                                  22,178
                                                                           -------------------
Total                                                                      $           44,819
                                                                           ===================


See  notes  to  consolidated  financial  statements
                                       F3

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  EARNINGS
(Dollar  amounts  in  thousands,  except  for  share  information)




                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------

                                                                  2001                   2000
                                                                  ----                   ----
Operating Revenue:
  Casino                                                      $   30,096            $   27,703
  Food and beverage                                                1,897                 1,377
  Hotel                                                              755                   257
  Other                                                              771                   427
                                                              ----------            -----------
                                                                  33,519                29,764
  Less promotional allowances                                     (3,943)               (3,532)
                                                              ----------            -----------
    Net operating revenue                                         29,576                26,232
                                                              ----------            -----------

Operating Costs and Expenses:
  Casino                                                           9,521                 7,425
  Food and beverage                                                1,075                   761
  Hotel                                                              673                   416
  General and administrative                                       7,530                 8,004
  Depreciation and amortization                                    4,564                 3,753
                                                              ----------            -----------
    Total operating costs and expenses                            23,363                20,359
                                                              ----------            -----------

Earnings from Operations                                           6,213                 5,873
  Other (expense), net                                            (1,996)                  (20)
                                                              ----------            -----------
Earnings before Income Taxes and Minority Interest                 4,217                 5,853
  Provision for income taxes                                       1,794                 2,542
                                                              ----------            -----------
Earnings before Minority Interest                                  2,423                 3,311
  Minority interest in subsidiary (earnings) losses                   32                   (58)
                                                              ----------            -----------
Net Earnings                                                  $    2,455            $    3,253
                                                              ==========            ===========

                                                              ----------            -----------
Earnings per Share, Basic                                     $     0.18            $     0.23
                                                              ==========            ===========
Earnings Per Share, Diluted                                   $     0.16            $     0.22
                                                              ==========            ===========


See  notes  to  consolidated  financial  statements.
                                       F4

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
(Dollar amounts in thousands)

                                                          Accumulated    Retained
                                             Additional      Other       Earnings
                             Common Stock     Paid -in   Comprehensive  Accumulated    Treasury Stock       Total   Comprehensive
                         Shares      Amount   Capital    Income (Loss)   Deficit      Shares      Amount            Income (Loss)
                         ------      ------  ----------  -------------  -----------   ------      ------    ------  -------------
BALANCE AT JANUARY
 1, 2000              15,861,885     $  159  $  23,329   $    (32)      $    (861)   1,385,000   $(1,464)  $ 21,131

Purchases of
 treasury stock                -          -          -          -               -      464,800      (818)      (818)

Options exercised          8,891          -          2          -               -            -         -          2

Re-issued treasury
 Stock                         -          -          -          -               -         (308)        -          -

Retired treasury
 Shares               (1,385,000)       (14)    (1,449)         -               -   (1,385,000)    1,464          1

Foreign currency
 translation
 adjustments                   -          -          -       (627)              -            -         -       (627)   $ (627)

Other equity
 Changes                       -          -         28          -               -            -         -         28

Net earnings                   -          -          -          -           3,253            -         -      3,253     3,253

                      ----------       ----    -------       -----          -----      -------      -----   -------    ------
BALANCE AT DECEMBER
 31, 2000             14,485,776        145     21,910       (659)          2,392      464,492      (818)    22,970    $2,626
                                                                                                                       ======

Purchases of
 treasury stock                -          -          -          -               -      340,000      (690)      (690)

Options
 Exercised                     -          -        (16)         -               -      (47,500)       84         68

Foreign currency
 translation
 adjustments                   -          -          -     (2,078)              -            -         -     (2,078)  $(2,078)

Cumulative effect
Of change in
accounting
principle related
to interest rate
swap, net of
income tax benefit             -          -          -       (175)              -            -         -       (175)     (175)

Change in fair
value of interest
rate swap, net of
income tax benefit             -          -          -       (379)              -            -         -       (379)     (379)

Other equity
 Changes                       -          -          7          -               -            -         -          7

Net earnings                   -          -          -          -           2,455            -         -      2,455     2,455

                      ----------       ----    -------     ------          ------      -------   --------   -------     ------
BALANCE AT DECEMBER
 31, 2001             14,485,776       $145    $21,901    $(3,291)         $4,847      756,992   $(1,424)   $22,178     $(177)
                      ==========       ====    =======     =======         ======      =======   ========   =======     ======

See notes to consolidated financial statements.

                                       F5

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
(Dollar  amounts  in  thousands  except  for  share  information)




                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                            --------------------------------

                                                                                                  2001          2000
                                                                                                  ----          ----

Cash Flows from Operating Activities:
 Net earnings                                                                                 $    2,455    $    3,253
 Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation                                                                                   3,147         2,411
    Amortization of goodwill                                                                       1,417         1,342
    Amortization of deferred financing costs                                                          81            88
    Income from sale of casino project rights                                                          -        (1,380)
    (Gain) loss on disposition of assets                                                             (13)          (80)
    Deferred tax benefit                                                                            (207)         (446)
    Minority interest in subsidiaries earnings (losses)                                              (32)           58
    Other                                                                                              6            34
    Changes in operating assets and liabilities:
     Receivables                                                                                      38          (164)
     Prepaid expenses and other assets                                                               138          (358)
     Accounts payable and accrued liabilities                                                       (592)        2,304
                                                                                              ----------    -----------
     Net cash provided by operating activities                                                     6,438         7,062
                                                                                              ----------    -----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                              (2,994)      (12,863)
 Sales (purchases) of short-term investment securities, net                                            -             8
 Proceeds from sale of casino project rights                                                           -         1,380
 Expenditures for deposits and other assets                                                         (277)       (1,179)
 Proceeds received from disposition of assets                                                          9           571
 Acquisition of subsidiary, net of cash acquired                                                       -        (1,858)
                                                                                              ----------    -----------
    Net cash used in investing activities                                                         (3,262)      (13,941)
                                                                                              ----------    -----------

Cash Flows from Financing Activities:
 Proceeds from borrowings                                                                     $   21,321    $   31,401
 Principal repayments                                                                            (29,151)      (16,754)
 Deferred financing costs                                                                              -          (273)
 Purchases of treasury stock                                                                        (606)         (818)
                                                                                              ----------    -----------
    Net cash provided by (used in) financing activities                                           (8,436)       13,556
                                                                                              ----------    -----------
Effect of exchange rate changes on cash                                                             (452)         (108)
                                                                                              ----------    -----------
Increase (Decrease) in Cash and Cash Equivalents                                                  (5,712)        6,569

Cash and Cash Equivalents at Beginning of Year                                                     9,077         2,508
                                                                                              ----------    -----------
Cash and Cash Equivalents at End of Year                                                      $    3,365    $    9,077
                                                                                              ==========    ===========

                                       F6

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
(Dollar  amounts  in  thousands  except  for  share  information)

Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities:

  In connection with the subsidiary acquired, liabilities were assumed as follows:
   Fair value of assets acquired, including cash of $881                                      $        -    $    6,707
   Cash Paid                                                                                           -        (2,739)
                                                                                              ----------    -----------
   Liabilities assumed                                                                        $        -    $    3,968
                                                                                              ==========    ===========

Supplemental  Disclosure  of  Cash  Flow  Information:



   Interest paid, net of capitalized interest of $219 in 2001 and $0 in 2000                  $    2,037    $    1,416
                                                                                              ==========    ===========
   Income taxes paid                                                                          $    2,376    $    2,461
                                                                                              ==========    ===========

See  notes  to  consolidated  financial  statements.

                                       F7

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
     Century Casinos, Inc. ("CCI") is an international gaming company. Wholly owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp. ("WMCK"). Wholly owned subsidiaries of WMCK include WMCK-Acquisition Corp ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa Inc. ("CCA"), a 96.7% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CCI and subsidiaries (the "Company") own and/or manage casino operations in United States of America, South Africa, the Czech Republic, and international waters as follows.

          WMCK owns and operates Womacks Casino and Hotel, a limited-stakes gaming casino in Cripple Creek, Colorado.

          CCA owns 65% of and operates the Caledon Casino, Hotel and Spa near Cape Town, South Africa.

          CCM manages Casino Millennium located within a hotel in Prague, Czech Republic. Subject to the approval by regulators, the Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium. The acquisition is expected to be completed in 2002 and is expected to cost approximately $200 in cash plus the contribution of operating assets of the casino currently owned by the Company.

          CCI serves as concessionaire of small casinos on four luxury cruise vessels operated by Silversea Cruises. In October 2001, one vessel was taken out of service. This vessel, which is expected to resume operations in early 2003, has approximately 33 gaming positions. The net book value of the Company's equipment as of December 31, 2001 is $53. The Company has alternative uses for the gaming equipment aboard the vessel. The Company has a total of approximately 127 gaming positions on the three combined shipboard casinos currently in operation.

     The Company regularly pursues additional gaming opportunities internationally and in the United States.

          In 2000, CCI entered into a five-year agreement to serve as concessionaire of a small casino aboard The World of ResidenSea, a vessel designed as an exclusive residential community at sea. The Company will operate the casino for its own account and pay concession fees based on gross gaming revenue, as defined, in excess of an established amount per month. The maiden voyage of the residential cruise liner is expected during 2002.

          During 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("Rhino"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). Rhino submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($33.4 million at the exchange rate as of December 31, 2001). In November 2001 Rhino was awarded the sixth and final casino license serving the Johannesburg region of the Gauteng province in South Africa. In February 2002 a competing casino filed a court action seeking to overturn the license award. Upon favorable resolution of the pending court action, CCA, as part of the September 2001 agreement, would be required to make an equity and loan contribution of approximately 50 million Rand or $4.2 million at the exchange rate as of December 31, 2001. In addition to the equity ownership in RRL, CCWR will receive management fees as the manager of the Casino, Hotel & Resort. Management fees will be based on a percentage of gross revenues as well as a percentage of EBITDA (defined as earnings before interest, taxes, depreciation, amortization and other specifically defined costs).

                                       F8

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)



2.     SIGNIFICANT  ACCOUNTING  POLICIES

     Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

     Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. The Company's financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 2001.

     Property  and  Equipment  -  Property  and  equipment  are  stated at cost.
     Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership.

                                       F9

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     Goodwill - Goodwill represents the excess of the purchase price over net identifiable assets acquired in a business combination.

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets". SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in assets at December 31, 2001 is unamortized goodwill from the acquisition of various casino operations of $7,709. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, decreasing amortization expense by approximately $1,425 per year. The Company will be required to assess goodwill for impairment in 2002, and at least annually thereafter. The Company will not be able to determine the full effect of these pronouncements on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standards, which is expected to be completed by June 30, 2002. In the event the Company's analysis under the new guidance indicates goodwill is impaired, it will be required to record a charge to its earnings in the year of adoption. Based on its current operations, the Company does not believe adoption of the new standards will have a material impact of its financial statements.


     Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS No. 144 retains many of the provisions of SFAS No. 121 it provides guidance on estimating future cash flows to test recoverability, among other things. The Company does not believe adoption of SFAS No. 144 will have a material impact on its financial statements.



     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

     Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations, and was $949 in 2001 and $829 in 2000.

                                      F10

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     As part of its promotional activities, the Company offers "free plays" or coupons to its customers for gaming activity and the Company's players' club allows customers to earn certain complimentary services and/or cash rebates based on the volume of a customer's gaming activity. During 2001, the Company adopted Emerging Issues Task Force (EITF) No. 00-14, "Accounting for Certain Sales Incentives", which requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction in revenue, and EITF No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned". Prior to adopting these standards, the Company accounted for these promotional activities in casino expense. As a result of adopting these accounting standards, $2,740 was reported as a reduction of revenue for 2001 and $2,777 was reclassified from expenses to a reduction of revenue for 2000. The adoption of these standards did not have any impact on net earnings or earnings per share amounts.


     Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's foreign subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders' equity. Adjustments resulting from the translation of other casino operations and other transactions which are denominated in a currency other than U.S. dollars are recognized in the statements of earnings.

     Income Taxes - The Company accounts for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB
     25), "Accounting for Stock issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

     Earnings Per Share - The Company follows the provisions of SFAS No. 128, "Earnings per Share," in calculating basic and diluted earnings per share. Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share gives effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method, and the assumed conversion of other convertible securities (using the "if converted" method) at the beginning of the year, or for the period outstanding during the year for current year issuances.


     Comprehensive Income - The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides for a more inclusive financial reporting measure than net income, and includes all changes in equity during the period, except those resulting from investments by, and distributions to, shareholders of the Company.

                                      F11

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     Operating Segments - The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and in condensed interim financial reports issued to shareholders.

     Hedging Activities - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in the first quarter of fiscal 2001. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative instruments and hedging activities. The pronouncements require that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation.

     SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposures to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company currently does not have fair value hedges or hedges of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

     The cumulative effect of adopting SFAS No. 133 and No. 138 related to the Company's interest rate swap agreements (see Note 5 to the consolidated financial statements) was to decrease shareholders' equity as of January 1, 2001 by $175, net of related federal and state income tax benefits of $104. As of December 31, 2001, the interest rate swap agreements decreased shareholder's equity by $554, net of federal and state income tax benefits of $329.

     Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $319 and $232 for the years ended December 31, 2001 and 2000, respectively.

     Reclassifications - Certain reclassifications have been made to the 2000 financial information in order to conform to the 2001 presentation.

     Other - The Company has reviewed all recently issued accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.


                                      F12

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

3.     RECEIVABLES  FROM  OFFICERS/DIRECTORS
     At December 31, 2001, the Company had unsecured, noninterest bearing receivables from Erwin Haitzmann, chief executive officer, and Peter Hoetzinger, president, of $30 each, both of which have been paid in the first quarter of 2002 and are classified as current assets.

4.     PROPERTY  AND  EQUIPMENT
     Property  and  equipment  at  December  31, 2001, consist of the following:

                                                             Estimated
                                                            Service Life
                                                             in Years

Land                                        $      11,011
Buildings and improvements                         15,447      7 - 31
Gaming equipment                                    8,276      3 - 7
Furniture and office equipment                      2,614      5 - 7
Other equipment                                     1,368      3 - 7
Capital projects in process                           425
                                            --------------
                                                   39,141
Less accumulated depreciation                     (10,667)
                                            --------------
                                                   28,474
Nonoperating casino and land held for sale            864
                                            --------------
Property and equipment, net                 $      29,338
                                            ==============

     The non-operating casino and land is located in Nevada and is carried at estimated net realizable value.

     During the years 2000 and 2001, CCAL entered into a series of lease agreements for the purchase of capital equipment. The average effective interest rate is 13.5% on the lease obligations which are repayable over a term of 60 months.

     Assets under lease included in property and equipment as of December 31, 2001 are as follows:

                                     Original       Accumulated
                                    Book Value     Depreciation

Gaming equipment                  $    325             $     90
Furniture and office equipment         157                   11
Other equipment                         48                   32
                                  --------             --------
Total                             $    530             $    133
                                  ========             ========

     Depreciation expense for the years ended December 31, 2001 and 2000 was $3,147 and $2,411, respectively.

                                      F13

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

5.     LONG-TERM  DEBT
     Long-term  debt  at  December  31,  2001,  consists  of  the  following:

Borrowings under revolving line of credit facility with Wells Fargo Bank    $  11,801
Borrowings under loan agreement with PSG Bank Limited                           3,924
Note payable to minority shareholder                                              914
Capital leases for various equipment                                              331
Note payable to founding shareholder, unsecured                                   380
Note payable to director, unsecured                                               163
Other unsecured note payables                                                      32
                                                                            ----------
Total long-term debt                                                           17,545
Less current portion                                                           (1,554)
                                                                            ----------
Long-term portion                                                             $15,991
                                                                            ==========

     On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility ("RCF") to $26 million and extended the maturity date to April 2004. The Agreement was further amended on August 22, 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. The aggregate commitment available to the Company will be reduced quarterly by $722 beginning October 2000 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2001 was $11,801. The amount available under the RCF as of December 31, 2001 was $10,588, net of amounts outstanding as of that date. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.5 to 1.00, ii) a minimum interest coverage ratio no less than 1.50 to 1.00, and iii) a TFCC ratio ( a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to
     1.00. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of all Colorado property. Interest rates at December 31, 2001 were 4.75% for $501 outstanding under prime based provisions of the loan agreement and 6.87% for $11,300 outstanding under LIBOR based provisions of the loan agreement.
                                      F14

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     In 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis results in an increase or decrease to interest expense. The fair value of the derivatives as of December 31, 2001 of $883 is reported as a liability in the consolidated balance sheet. The Company's objective for entering into the interest rate swap agreements, derivative instruments designated as cash flow hedging instruments, was to eliminate the variability of cash flows in the interest payments for $11,500 of the RCF. The Company has determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2001 and none of the derivative instruments' loss has been excluded from the assessment of the hedge effectiveness. The net loss on the interest rate swaps' of $379, net of income tax benefit of $225 has been reported in comprehensive loss on the statement of shareholders' equity for 2001. If the interest rate swaps' critical terms (notional amount, interest rate reset dates, maturity/expiration date or underlying index) change significantly, such event would result in reclassifying the losses that are reported in accumulated other comprehensive income (loss). The Company estimates that no such reclassification will occur in 2002. There were no discontinuances of cash flow hedges because of the probability that the forecasted transactions will not occur. Accordingly, no gain or loss has been reclassed to earnings for such discontinuance of a cash flow hedge. Net additional (reduction in) interest expense to the Company under the swap agreement was $231 in 2001 and ($64) in 2000.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provides for a principal loan of approximately $3,919 at the exchange rate as of December 31, 2001 to fund development of the Caledon project. The outstanding balance and interest rate as of December 31, 2001 was $3,565 and 17.05%, respectively. The shareholders of CCAL have pledged all of the common shares held by them in CCAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $375 at the exchange rate as of December 31, 2001. The outstanding balance and interest rate as of December 31, 2001 was $359 and 15.1%, respectively. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $334 at the exchange rate as of December 31, 2001). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. As of December 31, 2001, the Company was not in compliance with the original sinking fund requirement, of approximately $650, however the amended agreement provides a waiver of the non-compliance.

                                      F15

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     The loan agreement includes certain restrictive covenants for CCAL, including the maintenance of the following ratios; i) debt/equity ratio of 45:55 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) debt service coverage ratio of at least 1.34 for the principal loan and 1.7 for the standby facility after the first twelve months of operations, and iv) loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the standby facility.

     In April 2000, CCA, CCAL, CCI and Caledon Overberg Investments (Proprietary) Limited ("COIL"), the minority shareholder in CCAL, entered into a note agreement as part of the purchase of CCAL. Under the terms of the agreement, CCAL, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,300, as valued at the the time of the agreement. Under the terms of the original agreement, the loan bears interest at the rate of 2% over the prime/base rate established by PSGIB, and is due on demand subsequent to the repayment in full of the loan between CCAL and PSGIB. In November 2000, as part of the CCA's additional equity investment in CCAL, CCA acquired a portion of COIL's note receivable from CCAL valued at approximately $600, as valued at the time of the original agreement. The current dollar value of the outstanding note agreement based on the exchange rate on December 31, 2001 is approximately $914.

     In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0% (zero), effective with the original date of the agreement. $107, net of $46 of income tax benefit, of accrued interest dating from the original date of the agreement was written off by CCAL as a reduction in interest expense. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net income of the South African segment nor the consolidated net income of the Company. Each shareholder has the option to re-instate the interest rate to be charged from January 1, 2002 forward.

     The unsecured note payable to a founding shareholder bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April
     1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying consolidated balance sheet as of December 31, 2001.

     The consolidated weighted average interest rate on all borrowings was 9.0% for the year ended December 31, 2001.

                                      F16

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     As of December 31, 2001, scheduled maturities of all long-term debt are as follows:


                                    Future minimum                             Total
                                    lease payment                          long-term
                                    of capital leases   Other debt    .         debt
                                    ------------------  -----------      -----------
2002 -                                      $      108  $     1,486      $     1,594
2003 -                                             108          872              980
2004 -                                             108       12,673           12,781
2005 -                                              93          872              965
2006 -                                              10          436              446
Thereafter                                           -          875              875
                                            ----------  -----------      -----------
                                                   427       17,214           17,641
Less amounts representing interest                  96            -               96
                                            ----------  -----------      -----------
Total                                       $      331  $    17,214      $    17,545
                                            ==========  ===========      ===========

6.     SHAREHOLDERS'  EQUITY
     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. Through December 31, 2001, the Company had repurchased 2,189,800 shares of its common stock at an average cost per share of $1.36, of which 1,385,000 shares, with an average cost of $1.06 per share, were retired in 2000. 308 shares were awarded in a drawing amongst investors and 47,500 shares were re-issued to satisfy options exercised under the Employees' Equity Incentive Plan, leaving 756,992 shares remaining in treasury as of December 31, 2001, at an average cost per share of $1.88.

     The Board of Directors of the Company has adopted the Employees' Equity Incentive Plan (the "Plan"). The Plan as subsequently amended provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Through December 31, 2001, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company's Incentive Plan Committee has the power and discretion to prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allows limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee.

     As of December 31, 2001 there were an additional 100,000 options outstanding to directors of the Company. These options have a weighted average exercise price of $1.09

                                      F17

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     Transactions  regarding  the  Plan  are  as  follows:

                                    2001                        2000
                             -------------------         --------------------
                                        Weighted-                   Weighted-
                                         Average                      Average
                                        Exercise                     Exercise
                             Shares        Price         Shares        Price
                             -------------------         --------------------
Employee Stock Options:

Outstanding at January 1    2,812,300   $  1.29          2,906,500    $  1.29
Granted                        20,000      1.93                  -          -
Exercised                     (47,500)     1.42             (8,891)       .82
Cancelled or forfeited              -         -            (85,309)      1.44
                            ---------                    ----------
Outstanding at December 31  2,784,800      1.30          2,812,300       1.29
                            =========                    ==========
Options exercisable         2,764,800   $  1.29          2,812,300    $  1.29
 at December 31             =========                    ==========



     Summarized information regarding all employee options outstanding at December 31, 2001, is as follows:

                           Weighted-
               Number       Average         Number
Exercise    Outstanding    Remaining     Exercisable
  Price     At Year End  Term in Years    At Year End
----------  -----------  -------------    -----------

$0.75          774,000            6.8        774,000
$1.50        1,985,800            3.7      1,985,800
$1.75           10,000            9.3              -
$2.10           10,000            9.6              -
$2.25            5,000            3.5          5,000
             ---------                     ---------
             2,784,800            4.6      2,764,800
             =========                     =========


                                      F18

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)



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

                                          2001           2000
                                          ----           ----

Net earnings          As reported       $  2,455      $  3,253
                      Pro forma         $  2,447      $  3,233

Earnings per share,
Basic                 As reported       $   0.18      $   0.23
                      Pro forma         $   0.18      $   0.23

Diluted               As reported       $   0.16      $   0.22
                      Pro forma         $   0.16      $   0.22




     The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                           2001
                                                           ----
Weighted-average risk-free interest rate                  5.08%
Weighted-average expected life                          10 yrs.
Weighted-average expected volatility                      43.6%
Weighted-average expected dividends                          $0




     The weighted-average fair value of options granted during 2001 was $1.93. No options were granted to employees under the Plan in the year 2000.

     Subsidiary  Preference  Shares:

     During the year ended December 31, 2000, the Company's South African subsidiary acquired a 65% equity interest in CCAL (note 1). In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shareholders are entitled to receive annual dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. No preference dividends were paid or are payable in the year 2000 or 2001.

                                      F19

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

7.     SEGMENT  INFORMATION
     The Company has adopted FASB Statement No. 131 " Disclosures about Segments of an Enterprise and Related Information". The Company is managed in four segments: Cripple Creek Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long-term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of and for the years ended December 31, 2001 and 2000 is presented below.




Dollar amounts in thousands          Cripple Creek CO           South Africa            Cruise Ships
                                    2001         2000        2001         2000         2001         2000

Property and equipment,
 net of accumulated depreciation  $19,444       $19,275    $ 7,911      $11,759        $236         $213
Total assets                      $30,393       $36,386    $12,278      $20,310        $435         $438
Net operating revenue             $21,022       $21,612    $ 7,408      $ 4,155        $891         $189
Depreciation & amortization       $ 2,997       $ 3,241    $ 1,294      $   290        $ 47         $  6
Interest  income                  $    20       $     2    $    61      $   112           -            -
Interest expense,
 including debt issuance cost     $ 1,433       $ 1,510    $   883      $   367        $  -         $  -
Earnings (loss) before income
 taxes and minority interest      $ 5,865       $ 4,916   ($   470)     $   666        $219         $ 12
Income tax expense(benefit)       $ 2,697       $ 2,262   ($   157)     $   193        $ 82            -
Net earnings (loss)               $ 3,167       $ 2,654   ($   280)     $   416        $137         $ 12
EBITDA                            $10,274       $ 9,665    $ 1,679      $ 1,154        $266         $ 18





Dollar amounts in thousands         Corporate & Other     Intersegment Elimination       Consolidated
                                    2001         2000        2001         2000           2001         2000

Property and equipment,
 net of accumulated depreciation  $ 1,747       $ 2,021    $     -      $     -        $29,338      $33,268
Total assets                      $ 5,184       $ 2,176   ($ 3,471)    ($3,188)        $44,819      $56,122
Net operating revenue             $   255       $   276    $     -      $    -         $29,576      $26,232
Depreciation & amortization       $   226       $   216    $     -      $    -         $ 4,564      $ 3,753
Interest  income                  $   350       $   372   ($   341)    ($  341)        $    90      $   145
Interest expense,
 including debt issuance cost     $    43       $    81   ($   341)    ($  341)        $ 2,018      $ 1,617
Earnings (loss) before income
 taxes and minority interest     ($ 1,397)      $   259    $     -      $    -         $ 4,217      $ 5,853
Income tax expense(benefit)      ($   828)       $   87    $     -      $    -         $ 1,794      $ 2,542
Net earnings (loss)              ($   569)       $  171    $     -      $    -         $ 2,455      $ 3,253
EBITDA                           ($ 1,478)       $  183    $     -      $    -         $10,741      $11,020

                                      F20

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

8.     COMMITMENTS,  CONTINGENCIES  AND  OTHER  MATTERS

     Cripple Creek, Colorado - In the fourth quarter 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming for approximately 60 slot machines on the street level. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million have been secured in the fourth quarter 2001. The total construction cost, including additional slot machines, is expected to be $2.5 million, of which $0.4 million has been spent in the fourth quarter 2001. The project is expected to be completed by the end of 2002.

     Prague, Czech Republic - As discussed in Note 1, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s., a Czech company, or to form a new joint venture with B.H. Centrum a.s., a subsidiary of Strabag AG, for each entity to acquire 50% of the net assets of Casino Millennium. Subject to approval by the Ministry of Finance of the Czech Republic, the Company anticipates closing the transaction in 2002 at an expected cost of approximately $200 in cash plus the contribution of the casino equipment currently owned by the Company. As of December 31, 2001, the Company's net fixed assets leased under operating leases to Casino Millennium approximated $822.

     South Africa - Caledon - In December 1999, the Company entered into a ten-year casino management agreement for the operation of the casino property in Cape Town, South Africa, which provides for a percentage of gross revenues and other earnings as defined in the agreement. The Company's joint venturer in the property has a ten-year agreement for management of the hotel and spa operations of the resort. The agreement may be extended at the Company's option for multiple ten-year periods. The Company will receive a management fee consisting of the following: (i) an amount equal to 3% (increasing to 4% and 5% in the second fiscal year of operations, variable based on levels of annual gross revenues) of annual gross revenues, as defined, and (ii) an amount equal to 7.5% of the casino's annual earnings before interest, income taxes, depreciation, amortization and certain other costs. In December 1999, CCAL entered into a ten-year management agreement with Fortes King Hospitality (Pty) Limited ("FKH"), an affiliate of the Company's partner, which agreement may be extended at FKH's option. FKH will receive a management fee consisting of the following: (i) an amount equal to 6.5% of the annual hotel gross income, as defined, and (ii) an amount equal to 10% (increasing to 15% after twelve months of operations) of net operating profit, as defined. The casino opened on October 11, 2000 and currently operates 250 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which is expected to be used for future expansion of the project. In September 2001, CCA, CCAL and FKH entered into a Memorandum of Agreement such that any and all management fees shall be deemed to equal zero from the inception of those agreements and shall remain so until no earlier than January 1, 2002. $552, net of $236 of income tax benefit, of accrued management fee expense was written off by CCAL as a reduction in casino costs. By agreement, the management fees that would have been payable to CCA and FKH are given preferential treatment in the event of the sale or liquidation of CCA. Consequently, the minority interest liability in the consolidated balance sheet at December 31, 2001 and the minority interest in subsidiary (earnings) losses in the consolidated statement of earnings for the year ended December 31, 2001 include $120, net of $51 of income tax benefit, representing the management fees that would have been payable to FKH. As a result, the consolidated net income for the South African segment or the consolidated net income for the Company was not affected by this agreement. Beginning January 1, 2002, either CCA or FKH have the option to declare the fees calculable and payable.

     Initial start up costs of the casino, resort hotel and spa have resulted in a pre-tax charge of $652 against the income for the year ended December 31, 2000.

                                      F21

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     South Africa-Gauteng - Legislation enacted in 1996 in South Africa provides for the award of up to 40 casino licenses throughout the country. In addition to its Caledon operations, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

     Six casino licenses were allocated to the province of (Gauteng primarily for the Greater Johannesburg area) by which five casinos have been operating since 1998. With respect to the sixth and final license, Silverstar Development Ltd. ("Silverstar"), a consortium owned by trusts, corporations and individuals from the province, chose the Company as equity and management partner for its proposed casino, hotel and entertainment resort in the West Rand Province(western portion of greater Johannesburg). Since joining forces more than five years ago, the Company has helped Silverstar work through a series of legal issues regarding the award of this gaming license - culminating in March 2000 with the entering into of an agreement with the sole competing license applicant. This agreement settled all past claims and brought both parties and the Company together in an effort to jointly secure the sixth and final gaming license in the province.

     In September 2001, the Company, through CCA, entered into a further agreement (and as subsequently amended) to secure a 50% ownership interest in Rhino Resort Limited ("RRL"- a consortium which includes Silverstar) in exchange for an equity and loan contribution of 50 million Rand or $4.2 million at the exchange rate as of December 31, 2001 subject to RRL securing in full the remaining financing and the approvals necessary to allow the development to proceed.

     In November, 2001, The Gauteng Gambling Board ("GGB"), with the concurrence of the Executive Council of the provincial government, awarded RRL the sixth, and final, casino license for 700 slot machines and 30 gaming tables conditional upon the satisfaction of certain requirements within three months of award. In February 2002, RRL filed documentation with the GGB in order to satisfy those conditions, including evidence of the continuing commitment of Nedcor Investment Bank (one of South Africa's leading financial institutions) to provide the necessary debt financing and project guarantees required under the license. On February 11, 2002, RRL received notification of the filing in the High Court of South Africa by Tsogo Sun Holdings ("Tsogo") of an action seeking to overturn the decision of the GGB to award a casino license to RRL. Tsogo owns and operates one of the five existing casinos in Gauteng which is situated approximately 15 miles from RRL's development site. RRL is pursuing all its rights under law in defending this action by Tsogo. The GGB, the Executive Council of the provincial government, as well as RRL have given notice of their intention to defend.

     The Company anticipates that Tsogo's action, which could lead to an overturn of the decision of the GGB to award a casino license to RRL, will result in a delay to the construction of the first phase of the development but cannot, at this time, assess the likely extent of such delay.

     In addition to the equity ownership in RRL, the Company through a 55% owned subsidiary, Century Casinos West Rand (Pty) Ltd. ("CCWR"), will receive management fees as the manager of the Casino, Hotel & Resort. Management fees will be based on a percentage of gross revenues as well as a percentage of EBITDA (defined as earnings before interest, taxes, depreciation, amortization and other specifically defined costs).

                                      F22

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

     Riverboat Development Agreement - Indiana - In September 1998, the Indiana Gaming Commission awarded a Certificate of Suitability to Pinnacle Gaming Development Corporation ("Pinnacle") to conduct riverboat gaming in Switzerland County. In accordance with the terms of the sale of the Company's interest in Pinnacle in 1995, the Company received payments of $1,380 in 2000 and $1,040 in 1999. The Company was entitled to receive installment payments of $32 per month for the first 60 months of the riverboat's operation; however, subsequent to 1999, the Company elected to receive an aggregate discounted payment amount of $1,380, which is included in other (expense), net in the 2000 statement of earnings.

     Employee Benefit Plan - In March 1998, the Company adopted the 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $22 and $26 to the Plan in 2001 and 2000, respectively.

     Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. As of December 31, 2001, future minimum lease payments under existing lease agreements are $330 in 2002, $287 in 2003, $282 in 2004, $170 in 2005, $90 in 2006 and a total of $308 remaining thereafter. Rental expense was $357 in 2001 and $505 in 2000.

     In June 1998, the Company began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90. The Company may purchase the property for $3,250, less cumulative lease payments ($325 through December 31, 2001), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

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

     The Company holds a subleasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to WMCK-Acquisition Corp., provides for monthly rental payments of $16, and expires on June 20, 2005 unless terminated by the Company with 12 months advance notice. The Company has an option to acquire the property at the expiration of the sublease at an exercise price of $1,500.

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

     Subsequent Event - Subsequent to December 31, 2001, the Company has made a conditional offer to purchase certain real estate in Cripple Creek, Colorado from a non-affiliated entity. This offer has been accepted but certain conditions have not yet been fulfilled by the seller. In the event that all conditions are met and the transaction is completed, the cash required will be in excess of $1.0 million.

                                      F23

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

9.          INCOME  TAXES
The provision for income tax expense (benefit) consists of the following:



                                        2001            2000
                                        ----            ----
Current:

Federal                              $  1,856       $  2,261
State                                     234            341
Foreign                                   (89)           386
                                     ---------      ---------
                                        2,001          2,988

Deferred:
Federal                                  (131)          (219)
State                                      (8)           (34)
Foreign                                   (68)          (193)
                                     ---------      ---------
                                         (207)          (446)
                                     ---------      ---------
                                     $  1,794       $  2,542
                                     =========      =========

          The provision for income taxes differs from the expected amount of income tax calculated by applying the statutory rate to pretax income as follows:

                                                              2001          2000
                                                              ----          ----

Expected income tax provision at statutory rate of 34%      $  1,434      $  1,990

Increase (decrease) due to:
Non-deductible goodwill amortization                             252           252
Effect of foreign operations taxed at different rates            (19)          (18)
State income taxes, net of federal benefit                       163           201
Other, net                                                       (36)          117
                                                            ---------     ---------
Provision for income taxes                                  $  1,794      $  2,542
                                                            =========     =========


          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2001, consist of the following:

Deferred  tax  assets:
  Property and equipment - noncurrent                                  $   1,176
  Accrued liabilities and other - current                                  1,082
                                                                       ---------
                                                                           2,258
Deferred  tax  liabilities:
  Prepaid expenses - current                                               (704)
                                                                       ---------
Net deferred tax assets                                                $   1,554
                                                                       =========

                                      F24

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

          Net deferred tax assets of $378 and $1,176 are classified as current and noncurrent, respectively, and included in prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2001. CCAL, a 65% owned subsidiary of the Company's South African subsidiary, has approximately $1,360 in net operating loss carryforwards as of December 31, 2001, which carry no expiration date.

10.          OTHER  EXPENSE,  NET
         Other  (expense),  net,  consists  of  the  following:
                                                       2001          2000
                                                       ----          ----
  Interest income                                    $    90       $   145
  Interest expense                                    (1,936)       (1,529)
  Income from sale of casino project rights                -         1,380
  Foreign currency exchange gains (losses)               (29)           (1)
  Amortization of deferred financing costs               (82)          (88)
  Gain on disposal of equipment                           13            80
  Write-down value of non-operating property             (57)            -
  Other                                                    5            (7)
                                                     --------      --------
                                                     $(1,996)      $   (20)
                                                     ========      ========
                                      F25

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

11.     EARNINGS  PER  SHARE
          Basic and diluted earnings per share for the years ended December 31, 2001 and 2000 were computed as follows:


                                                           2001             2000
                                                           ----             ----

Basic Earnings Per Share:
Net earnings                                           $   2,455         $   3,253
                                                       ==========        ==========
Weighted average common shares                         13,823,468        14,240,990
                                                       ==========        ==========
Basic earnings per share                               $     0.18        $     0.23
                                                       ==========        ==========

Diluted Earnings Per Share:
Net earnings, as reported                              $    2,455        $    3,253
Interest expense, net of income taxes,
 on convertible debenture                                       8                28
                                                       ----------        ----------
Net earnings available to common shareholders          $    2,463        $    3,281
                                                       ==========        ==========

Weighted average common shares                         13,823,468        14,240,990
Effect of dilutive securities:

Convertible debenture                                      67,451           227,489
Stock options and warrants                              1,094,028           567,362
                                                       ----------        ----------
Dilutive potential common shares                       14,984,947        15,035,841
                                                       ==========        ==========
Diluted earnings per share                             $     0.16        $     0.22
                                                       ==========        ==========
Excluded from computation of diluted earnings per share
  due to anti-dilutive effect:
Options and warrants to purchase common shares             15,000           205,000
Weighted average exercise price                        $     2.15        $     2.19

                                      F26

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar  amounts  in  thousands,  except  for  share  information)

          UNAUDITED  SUMMARIZED  QUARTERLY  DATA
          Summarized  quarterly  financial data for 2001 and 2000 is as follows:

                               1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                               -----------   -----------   -----------   -----------
Year ended December 31, 2001
Net operating revenue          $    7,309    $    7,393    $    7,901    $    6,973
Earnings from operations       $    1,189    $    1,284    $    2,016    $    1,724
Net earnings                   $      453    $      589    $      687    $      726
Basic earnings per share       $     0.03    $     0.05    $     0.05    $     0.05
Diluted earnings per share     $     0.03    $     0.04    $     0.05    $     0.04

                            1st Quarter(1)   2nd Quarter   3rd Quarter   4th Quarter(2)
                            --------------   -----------   -----------   --------------

Year ended December 31, 2000
Net operating revenue (3)      $    5,164    $    5,514    $    6,454    $    9,100
Earnings from operations       $      603    $    1,052    $    1,554    $    2,664
Net earnings                   $      979    $      396    $      830    $    1,048
Basic earnings per share       $     0.07    $     0.03    $     0.06    $     0.07
Diluted earnings per share     $     0.07    $     0.03    $     0.06    $     0.06


(1) During the 1st quarter of 2000, the Company received $1,380, from the sale of its riverboat gambling license in Indiana. This was offset by charges of $302 related to the write-off of a noncompete agreement with a former officer/director and bonuses paid to certain officers/directors related to the final payment received on the sale of the Company's riverboat gambling license in Indiana.

(2) The Caledon Casino opened for business on October 11, 2000. During the 4th quarter of 2000, net operating revenue for the casino was $3,536. Consolidated net earnings, after eliminating all intercompany transactions, for CCA, the Company's South African subsidiary, of which the Caledon Casino is a part, was $748 for the 4th quarter of 2000.

(3) In 2001, the Company changed its classification of promotional charges which totaled $2,740 and $2,777 for the years ended December 31, 2001 and 2000, respectively. The following promotional expenses, which are now accounted for as a reduction of revenue were previously classified as casino expenses.

                 1st  Quarter     2nd  Quarter     3rd  Quarter     4th  Quarter
   2000              $670           $698              $736              $673
                                      F27