Form 10-Q
period 2002-03-31
CENTURY CASINOS INC /CO/
filed 2002-04-30
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  ___X___   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2002.
                                    ----------------
                                       OR
_______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For  the  transition  period  from  ____________  to  ___________

     Commission  file  number         0-22290
                                      --------

                              CENTURY CASINOS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)
               DELAWARE                               84-1271317
               --------                               ----------
(State or other jurisdiction of incorporation     (I.R.S. Employer
            or  organization)                    Identification  No.)

             200-220 E. Bennett Ave., Cripple Creek, Colorado 80813
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (719) 689-9100
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X   No
                                                       -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
   Common stock, $0.01 par value, 13,728,784 shares outstanding as of April 29, 2002.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                       Page Number
                                                                       -----------
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of March 31,
           2002 and December 31, 2001                                        3

           Condensed Consolidated Statements of Earnings
           for the Three Months Ended March 31, 2002 and 2001                4

           Condensed Consolidated Statements of Comprehensive
           Earnings for the Three Months Ended March 31, 2002 and 2001       5

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001                6

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               17

PART II    OTHER INFORMATION                                                 23

Item 1.    Legal Proceedings                                                 23
Item 6.    Exhibits and Reports on Form 8-K                                  23

           SIGNATURES                                                        23

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
(Dollar  amounts  in  thousands,  except  for  share  information)
------------------------------------------------------------------

                                                               MARCH 31, 2002    DECEMBER 31, 2001
                                                               ----------------  -------------------
ASSETS
Current Assets:
  Cash and cash equivalents
  (including restricted cash of  $353 and $334, respectively) $          3,515     $          3,365
  Accounts receivable                                                      464                  433
  Prepaid expenses and other                                               571                  591
                                                                ---------------     ----------------
    Total current assets                                                 4,550                4,389

Property and Equipment, net                                             30,204               29,338
Goodwill, Net                                                            7,737                7,709
Casino License Costs, Net                                                1,048                1,010
Other Assets                                                             2,225                2,373
                                                                ---------------     ----------------
Total                                                         $         45,764     $         44,819
                                                                ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                           $          1,601     $          1,554
  Accounts payable and accrued expenses                                  3,199                3,512
                                                                ---------------     ----------------
    Total current liabilities                                            4,800                5,066

Long-Term Debt, less current portion                                    16,108               15,991
Other Non-Current Liabilities                                              746                  979
Minority Interest                                                          632                  605
Shareholders' Equity:
  Preferred stock; $.01 par value; 20,000,000 shares
    authorized; no shares issued or outstanding
  Common stock; $.01 par value; 50,000,000 shares authorized;
    14,485,776 shares issued;
    13,728,784 shares outstanding                                          145                  145
  Additional paid-in capital                                            21,901               21,901
  Accumulated other comprehensive loss                                  (2,916)              (3,291)
  Retained earnings                                                      5,772                4,847
                                                                ---------------     ----------------
                                                                        24,902               23,602
  Treasury stock - 756,992 shares, at cost                              (1,424)              (1,424)
                                                                ---------------     ----------------
Total shareholders' equity                                              23,478               22,178
                                                                ---------------     ----------------
Total                                                         $         45,764     $         44,819
                                                                ===============     ================

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS  (Unaudited)
(Dollar  amounts  in  thousands,  except  for  share  information)
------------------------------------------------------------------


                                                              For The Three Months Ended March 31,
                                                              ------------------------------------
                                                                                   2002       2001
                                                                                   ----       ----

Operating Revenue:
  Casino                                                                         $  7,206  $  7,458
  Food and beverage                                                                   367       389
  Hotel                                                                               205       156
  Other                                                                               151       145
                                                                                  -------   -------
                                                                                    7,929     8,148
  Less promotional allowances                                                       1,037       839
                                                                                  -------   -------
    Net operating revenue                                                           6,892     7,309
                                                                                  -------   -------

Operating Costs and Expenses:
  Casino                                                                            2,233     2,353
  Food and beverage                                                                   190       276
  Hotel                                                                               106       160
  General and administrative                                                        1,793     2,094
  Depreciation and amortization                                                       597     1,237
                                                                                  -------   -------
    Total operating costs and expenses                                              4,919     6,120
                                                                                  -------   -------
Earnings from Operations                                                            1,973     1,189
  Other (expense), net                                                               (438)     (512)
                                                                                  -------   -------
Earnings before Income Taxes and Minority Interest                                  1,535       677
  Provision for income taxes                                                          618       327
                                                                                  -------   -------
Earnings before Minority Interest                                                     917       350
  Minority interest in subsidiary losses                                                8       103
                                                                                  -------   -------
Net Earnings                                                                     $    925  $    453
                                                                                  =======   =======

Earnings Per Share:
  Basic                                                                          $   0.07  $   0.03
                                                                                  =======   =======
  Diluted                                                                        $   0.06  $   0.03
                                                                                  =======   =======

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited) (Dollar amounts in thousands)
-----------------------------------------------------------------------------


                                                                   For The Three Months Ended March 31,
                                                                   -------------------------------------
                                                                         2002                 2001
                                                                         ----                 ----
Net Earnings                                                           $    925            $    453
Foreign currency translation adjustments                                    289                 102
Cumulative effect of change in accounting principle related to
interest rate swaps, net of income taxes                                      -                (175)
Change in fair value of interest rate swaps, net of income taxes             86                (169)
                                                                        -------             --------
Comprehensive Earnings.                                                $  1,300            $    211
                                                                        =======             ========

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
(Dollar  amounts  in  thousands)
-----------------------------------------------------------------



                                                                 For The Three Months Ended  March 31,
                                                                 ---------------------------------------
                                                                             2002             2001
                                                                             ----             ----

Cash Flows from Operating Activities:
  Net earnings                                                           $    925         $    453

  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation                                                              595              881
    Amortization of goodwill                                                    -              356
    Amortization of deferred financing costs                                   16               16
    Deferred tax expense (benefit)                                              3             (264)
    Minority interest in subsidiary losses                                     (8)            (103)
    Other                                                                     (29)             (69)

    Changes in operating assets and liabilities
     Receivables                                                              (21)              27
     Prepaid expenses and other assets                                         47              373
     Accounts payable and accrued liabilities                                (338)            (936)
                                                                          --------         --------
     Net cash provided by operating activities                              1,190              734
                                                                          --------         --------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                        (959)            (262)
  Expenditures for deposits and other assets                                    -             (121)
                                                                          --------         --------
     Net cash used in investing activities                                   (959)            (383)
                                                                          --------         --------

                                   (continued)

                                      -10-
CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
(Dollar  amounts  in  thousands)
----------------------------------------------------------------
(Dollar  amounts  in  thousands)



                                                                 For The Three Months Ended  March 31,
                                                                 ---------------------------------------
                                                                             2002             2001
                                                                             ----             ----
Cash Flows from Financing Activities:
  Proceeds from borrowings                                               $  3,425         $  4,375
  Principal repayments                                                     (3,544)         (11,082)
  Deferred financing costs                                                      -               12
  Purchases of treasury stock                                                   -             (334)
                                                                          --------         --------
     Net cash used in financing activities                                   (119)          (7,029)
                                                                          --------         --------
Effect of exchange rate changes on cash                                        38               79
                                                                          --------         --------
Increase (Decrease) in Cash and Cash Equivalents                              150           (6,599)
Cash and Cash Equivalents at Beginning of Period                            3,365            9,077
                                                                          --------         --------
Cash and Cash Equivalents at End of Period                               $  3,515         $  2,478
                                                                          ========         ========

Supplemental  Disclosure  of  Cash  Flow  Information:

Interest paid ,net of capitalized interest of $15 in 2002
and $161 in 2001                                                         $    628         $    308
                                                                          ========         ========
Income taxes paid                                                        $      -         $     50
                                                                          ========         ========

See  notes  to  condensed  consolidated  financial  statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------
1.   DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     Century Casinos, Inc. ("CCI") is an international gaming company. Wholly owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp. ("WMCK"). Wholly owned subsidiaries of WMCK include WMCK-Acquisition Corp ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa Inc. ("CCA"), a 96.7% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CCI and subsidiaries (the "Company") own and/or manage casino operations in the United States of America, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado.

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

          CCI serves as concessionaire of small casinos on four luxury cruise vessels operated by Silversea Cruises. In October 2001, one vessel was taken out of service. This vessel, which is expected to resume operations in early 2003, has approximately 33 gaming positions. Included in the Company's property and equipment, net as of March 31, 2002 is $53 in equipment for the one vessel that was taken out of service. If necessary, the Company has alternative uses for the gaming equipment that is not in service. The Company has a total of approximately 127 gaming positions on the three combined shipboard casinos currently in operation. CCI also serves as concessionaire of a small casino aboard The World of ResidenSea, a vessel designed as an exclusive residential community at sea. This vessel has a total of approximately 40 gaming positions. The residential cruise liner embarked on her maiden voyage on March 29, 2002.

          The   Company   regularly   pursues  additional  gaming  opportunities
          internationally  and  in  the  United  States.

     Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders' equity are translated and presented based on the exchange rate at the end of the period.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------

     During  September  2001,  CCA  entered  into  an  agreement to secure a 50%
     ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($35.3 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, a competing casino filed a court action seeking to overturn the license award. Upon favorable resolution of the pending court action, CCA, as part of the September 2001 agreement, would be required to make an equity and loan contribution of approximately 50 million Rand ($4.4 million). In addition to the equity ownership in RRL, CCWR will receive management fees as the manager of the casino, hotel and resort. Management fees will be based on a percentage of gross revenues as well as a percentage of EBITDA (defined as earnings before interest, taxes, depreciation, amortization and other specifically defined costs).

     The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.   INCOME  TAXES
     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization prior to the adoption of SFAS No. 142 (Note 9).

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-------------------------------------------------------------------
3.   EARNINGS  PER  SHARE
     Basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 were computed as follows:

                                                         For the Three Months Ended March 31,
                                                         -------------------------------------
                                                                  2002                 2001
                                                                  ----                 ----
Basic Earnings Per Share:
  Net earnings                                               $        925         $        453
                                                              ===========          ===========
  Weighted average common shares                               13,728,784           13,935,890
                                                              ===========          ===========
  Basic earnings per share                                   $       0.07         $       0.03
                                                              ===========          ===========

Diluted Earnings Per Share:
  Net earnings, as reported                                  $        925         $        453
    Interest expense, net of income taxes,
    on convertible debenture                                            -                    5
                                                              -----------          -----------
  Net earnings available to common shareholders              $        925         $        458
                                                              ===========          ===========
Weighted average common shares                                 13,728,784           13,935,890
  Effect of dilutive securities:
    Convertible debenture                                               -              163,043
    Stock options and warrants                                  1,355,129            1,042,784
                                                              -----------          -----------
Dilutive potential common shares                               15,083,913           15,141,717
                                                              ===========          ===========
Diluted earnings per share                                   $       0.06         $       0.03
                                                              ===========          ===========
Excluded from computation of diluted earnings per share
  Due to antidilutive effect:
    Options and warrants to purchase common shares                      -              155,000
    Weighted average exercise price                          $          -         $       2.36

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------


4.   CRIPPLE  CREEK,  COLORADO
     On April 2, 2002 Womacks' offer to acquire the Palace Casino building and adjoining property for $1.2 million was accepted subject to approval by the bankruptcy court. The Company plans to convert the majority of the property, which is adjacent to the Womacks Hotel and Casino, into additional parking space.

5.   CALEDON,  SOUTH  AFRICA
     The casino opened on October 11, 2000 and currently operates 250 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion. In September 2001, CCA, CCAL and Fortes King Hospitality
     (Pty) Limited ("FKH") entered into a Memorandum of Agreement, which amends the casino and hotel management agreements signed in December 1999, such that any and all management fees shall be deemed to equal zero from the inception of those agreements and shall remain so until no earlier than January 1, 2002. By agreement, the management fees that would have been payable to CCA and FKH are given preferential treatment in the event of the sale or liquidation of CCA. Consequently, the minority interest in subsidiary (earnings) losses in the consolidated statement of earnings for the three months ended March 31, 2002 include $11, net of $5 of income tax benefit, representing the management fees that would have been payable to FKH. As a result, the consolidated net earnings for the South African segment or the consolidated net earnings for the Company were not affected by this agreement. Beginning January 1, 2002, either CCA or FKH have the option to declare the fees calculable and payable. As of March 31, 2002, neither party has exercised their option.

6.   PRAGUE,  CZECH  REPUBLIC
     The Company has a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s., a Czech company, or to form a new joint venture with B.H. Centrum a.s., a subsidiary of Strabag AG, for each entity to acquire 50% of the net assets of Casino Millennium. Subject to approval by the Ministry of Finance of the Czech Republic, the Company anticipates closing the transaction in 2002 at an expected cost of approximately $200 in cash plus the contribution of the casino equipment currently owned by the Company. As of March 31, 2002, the Company's net fixed assets leased to the Casino Millennium approximated $774 and management fee income for the three months ended March 31, 2002 and 2001 was approximately $60 and $58 respectively.

7.   LONG-TERM  DEBT
     The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of March 31, 2002 was $11,873. The amount available under the RCF as of March 31, 2002 was $9,794, net of amounts outstanding as of that date. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of March 31, 2002. Interest rates at March 31, 2002 were 4.75% for $1,373 outstanding under prime based provisions of the loan agreement and 4.18% for $10,500 outstanding under LIBOR based provisions of the loan agreement.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-------------------------------------------------------------------
     The fair value of the Company's interest rate swap derivatives as of March 31, 2002 of $746 is reported as a liability in the consolidated balance sheet. The net gain on the interest rate swaps of $86, net of deferred income tax expense of $51 for the first three months of 2002 has been reported in accumulated other comprehensive loss in the shareholders' equity section of the accompanying March 31, 2002 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreement was $128 and $0 for the three months ended March 31, 2002 and 2001, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provided for a principal loan of approximately $4,409 to fund development of the Caledon project. The outstanding balance and interest rate as of March 31, 2002 was $3,625 and 17.05%, respectively. The outstanding balance and interest rate on the standby facility with PSGIB as of March 31, 2002 was $365 and 15.1%, respectively. Under the original terms of the agreement CCAL made its first principal payment in
     December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $353). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of March 31, 2002.

     The dollar value of CCAL's outstanding note agreement with Caledon Overberg Investments (Proprietary) Limited ("COIL") as of March 31, 2002 is approximately $967. In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0%
     (zero), effective with the original date of the agreement. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net earnings of the South African segment or the consolidated net earnings of the Company. Each shareholder has the option to reinstate the interest rate to be charged from January 1, 2002 forward. As of March 31, 2002, neither party has exercised their option.

     An unsecured note payable, in the amount of $380, to a founding shareholder bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying condensed consolidated balance sheet as of March 31, 2002 and December 31, 2001.

     The consolidated weighted average interest rate on all borrowings was 10.23% for the three months ended March 31, 2002.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-------------------------------------------------------------------
8.   SHAREHOLDERS'  EQUITY
     During the first quarter of 2002, the Company did not repurchase any of its common stock on the open market. The Company held 756,992 shares in treasury as of March 31, 2002.

     In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders each of whom have one seat on the board of directors of CCAL. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of March 31, 2002, no dividend has been declared for the preference shareholders.

9. CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board (the "FASB") SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. Included in assets at March 31, 2002 is unamortized goodwill of approximately $7,737 and unamortized deferred license costs of approximately $1,048. The Company will be required to assess goodwill and other intangibles for impairment in 2002 and at least annually thereafter. The Company will not be able to determine the full effect of these pronouncements on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standards, which is expected to be completed by June 30, 2002. In the event the Company's analysis under the new guidance indicates goodwill or other intangibles are impaired, it will be required to record a charge to its earnings when such determination is made.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-------------------------------------------------------------------
     A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill and other intangible assets with indefinite useful lives, net of related tax effect, follows:

                                                For The Three Months Ended March 31,
                                                         2002             2001

Reported net earnings                            $      925          $      453
Add back: Goodwill amortization,
          net of income taxes                             -                 294
Add back: Casino license amortization,
          net of income taxes                             -                  47
                                                  ---------           ---------
Adjusted net earnings                            $      925          $      794
                                                  =========           =========
Basic earnings per share:
  Reported net earnings                          $     0.07          $     0.03
  Goodwill amortization                                   -                0.02
  Casino license amortization                             -                   -
                                                  ---------           ---------
  Adjusted net earnings                          $     0.07          $     0.05
                                                  =========           =========

Diluted earnings per share:
  Reported net earnings                          $     0.06          $     0.03
  Goodwill amortization                                   -                0.02
  Casino license amortization                             -                   -
                                                  ---------           ---------
  Adjusted net earnings                          $     0.06          $     0.05
                                                  =========           =========


     SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 141 and SFAS No. 144 did not have an affect on the Company's financial statements.

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (Unaudited)
(Dollar  amounts  in  thousands, except for share information)
-------------------------------------------------------------------
10.  SEGMENT  INFORMATION
     The Company has adopted FASB Statement No. 131 " Disclosures about Segments of an Enterprise and Related Information". The Company is managed in four segments; Cripple Creek, Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of, and for the three months ended March 31, 2002 and 2001 is presented below.



As of and for the Three Months       Cripple Creek CO           South Africa            Cruise Ships
Ended March 31,                      2002         2001        2002         2001         2002         2001

Property and equipment, net       $19,556       $19,003    $ 8,705      $11,645        $235         $202
Goodwill, net (1)                 $ 7,233       $ 8,239    $   504      $   818        $  -         $  -
Total assets                      $30,419       $30,017    $17,220      $19,380        $416         $424
Net operating revenue             $ 5,193       $ 4,929    $ 1,534      $ 2,140        $105         $182
Depreciation & amortization       $   343       $   823    $   187      $   348        $ 13         $ 11
Interest income                   $     4       $     -    $    16      $    13           -            -
Interest expense,
 including debt issuance cost     $   344       $   322    $   196      $   224        $  -         $  -
Earnings (loss) before income
 taxes and minority interest      $ 1,685       $ 1,128    $    67     ($   110)      ($  4)        $ 36
Income tax expense(benefit)       $   775       $   519    $    50      $     -       ($  1)           -
Net earnings (loss)               $   910       $   609    $    25     ($     7)      ($  3)        $ 36
EBITDA                            $ 2,368       $ 2,273    $   442      $   552        $  9         $ 47

As of and for the Three Months      Corporate & Other     Inter-segment Elimination      Consolidated
Ended March 31,                     2002         2001        2002         2001           2002         2001

Property and equipment, net       $ 1,708       $ 1,903    $     -      $     -        $30,204      $32,753
Goodwill, net (1)                 $     -       $     -    $     -      $     -        $ 7,737      $ 9,057
Total assets                      $ 2,509       $ 2,234   ($ 4,800)    ($ 3,245)       $45,764      $48,810
Net operating revenue             $    60       $    58    $     -      $    -         $ 6,892      $ 7,309
Depreciation & amortization       $    54       $    55    $     -      $    -         $   597      $ 1,237
Interest income                   $    88       $    90   ($    85)    ($   85)        $    23      $    18
Interest expense,
 including debt issuance cost     $     6       $    13   ($    85)    ($   85)        $   461      $   474
Earnings (loss) before income
 taxes and minority interest     ($   213)     ($   377)   $     -      $    -         $ 1,535      $   677
Income tax expense(benefit)      ($   206)     ($   192)   $     -      $    -         $   618      $   327
Net earnings (loss)              ($     7)     ($   185)   $     -      $    -         $   925      $   453
EBITDA                           ($   241)     ($   399)   $     -      $    -         $ 2,578      $ 2,473

(1) The only change in goodwill, net, for the three months ended March 31, 2002 was $28 for the translation effects related to goodwill denominated in a foreign currency.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------

11.  OTHER  EXPENSE,  NET
     Other  (expense),  net,  consists  of  the  following:

                                            For the Three Months Ended March 31,
                                            --------------------------------------
                                                       2002            2001
                                                       ----            ----

Interest income                                   $      23       $      18
Interest expense                                       (445)           (458)
Foreign currency exchange gains                           -               1
Amortization of deferred financing costs                (16)            (16)
Write-down value of non-operating property                -             (57)
                                                   ---------       ---------
                                                  $    (438)      $    (512)
                                                   =========       =========

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     Forward-Looking  Statements,  Business  Environment  and  Risk  Factors

     Forward-Looking Statements, Business Environment Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may", "will", "expect", "anticipate", "estimate", or "continue", or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

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

     Results  of  Operations
     Three  Months  Ended  March  31,  2002  vs.  2001
     -------------------------------------------------
     Cripple  Creek,  Colorado

     Womacks is located in Cripple Creek, Colorado. Net operating revenue, derived principally from its gaming operations, increased to $5,193 in 2002 from $4,929 in 2001. Womacks casino revenue increased to $5,137 in 2002 from $4,874 in 2001, or 5.4%. During the first quarter of 2002, the Company broke ground on the construction of its 6,022 square foot construction project during which time an additional $332 was expended, bringing the total cost of construction to $732 through March 31, 2002. The Company's share of the overall Cripple Creek market increased to 17.47% in 2002 from 17.07% in 2001. Womacks Casino operated approximately 14.76% of the gaming devices in the Cripple Creek market in 2002 compared to 13.62% in 2001. The average win per day per machine was 104 dollars in 2002 and 105 dollars in 2001 compared with a market average of 87 dollars in 2002 and 83 dollars in 2001. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased marginally to 68.0% compared with 69.4% a year earlier.
     Management continues to focus on the marketing of the casino through the expansion of the highly successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Management has recently introduced valet parking to its list of customer benefits, expanding on the convenient and expansive parking facilities currently provided by the casino.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     Food and Beverage revenue in 2002 increased to $214 from $196 in 2001, or 9.2% as the Company continues to focus on improving service. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $224 in 2002 from $195 in 2001. Hotel revenue also increased to $56 in 2002 from $17 in 2001, or 222% as the result of introducing 10 new luxury rooms in July of 2001.

     General and administrative expenses increased slightly to $1,124 in 2002 from $1,095 in 2001, or 2.6%. The cost of casino management allocated from corporate operations has been reduced to $35 in 2002 from $51 in 2001.

     Depreciation decreased to $343 in 2002 from $488 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $335 in amortization expense.

     Interest expense, including debt issuance cost, increased to $344 in 2002 from $322 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $6.5 million under the RCF to fund its investments in South Africa. The interest on the investments has resulted in a charge of approximately $167 and $146 to the Company's Cripple Creek operations for the first three months of the years 2002 and 2001 respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has increased to 9.56% in 2002 from 8.91% in 2001.

     The Cripple Creek segment recognized income tax expense of $775 in 2002 versus $519 in 2001 due to an increase in pre-tax earnings.

     South  Africa

     Deterioration in the Rand versus the dollar when comparing the first quarter of last year to the current year has had a negative impact on the reported revenues and a positive impact on expenses.

     Net operating revenue decreased to $1,534 in 2002 from $2,140 in 2001. The Caledon Casino Hotel and Spa also faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue decreased to $1,281 in 2002 from $1,799 in 2001, or 28.8%. Gross margin for the Caledon casino activities (casino revenues, less casino expenses) increased to 60.7% from 59.4% a year earlier.

     Food and beverage revenue decreased from $194 during the first three months of 2001 to $153 during the first three months of 2002, or 20.7%. Hotel revenue increased to $150 during the first three months of 2002 compared to $138 during the first three months of 2001 primarily due to the increase in the amount of rooms comped by the casino to its better players.

     General and administrative expenses decreased to $368 in 2002 from $595 in 2001, a reduction of 38.2%. The effect of the change in exchange rates resulted in a reduction in expenses of approximately $175 for the first three months. The emphasis placed by management on improving the efficiency of the operation has resulted in a reduction to operating expenses of approximately $50.

     Depreciation expense incurred in South Africa decreased to $187 in 2002 from $327 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $21 in amortization expense.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     Interest expense, including debt issuance cost, decreased to $196 in 2002 from $224 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in the first three months of 2002 and 2001.

     The  South African segment recognized an income tax expense of $50 in 2002.

     Cruise  Ships

     Net operating revenue decreased to $105 in 2002 from $182 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) decreased to 4.7% from 19.4% a year earlier. Following the tragedy of September 11, 2001 attacks on the World Trade Center, the cruise ships have seen a substantial decrease in the amount of passenger traffic. In October 2001, Silversea Cruises removed one of the four ships from service. The Company expects these operations to rebound in 2002 as the travel industry begins to recover.

     Depreciation  expense  has  increased  to  $13  in  2002  from $11 in 2001.

     Corporate  &  Other

     Net operating revenues consisted solely of management fees earned from operating Casino Millennium in Prague, Czech Republic which increased to $60 in 2002 from $58 in 2001.

     Depreciation  decreased  slightly  to  $54  in  2002  from  $55  in  2001.

     General and administrative expense decreased to $301 in 2002 from $404 in 2001, or 25.4%. The majority of the savings is directly attributable to a reduction in the cost of professional services.

     Other expense for 2001 includes a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     Liquidity  and  Capital  Resources

     Cash and cash equivalents totaled $3,515 (including $353 of restricted cash) at March 31, 2002, and the Company had net deficit working capital of $250. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($21,667 net of the quarterly reduction) and unused borrowing capacity of approximately $9,794 at March 31, 2002. For the three months ended March 31, 2002, cash provided by operating activities was $1,190 compared with $734 in the prior-year period. Cash used in investing activities of $959 for the first three months of 2002, consisted of $332 towards the expansion of the Womacks casino at the rear of the property that is expected to be completed in 2002, which will provide additional gaming space as well as hotel rooms, $67 for additional improvements to the property in Caledon, South Africa, $411, primarily for land purchased for the proposed casino development in Johannesburg, South Africa and the balance of $149 due to expenditures for other long lived assets. Cash used in investing activities of $383 for the first three months of 2001, consisted of a $250 loan provided by the Company to an unrelated party in Cripple Creek, Colorado and the balance was principally due to improvements to the Womacks/Legends casino in Cripple Creek, Colorado. Cash used in financing activities for the first three months of 2002 consisted of net repayments of $159 under the loan agreement with PSG, other net repayments of $32, less net borrowings of $72 under the RCF with Wells Fargo. Cash used in financing activities for the first three months of 2001 consisted of net repayments of $5,959 under the RCF with Wells Fargo, the repurchase of company's stock, on the open market, with a cost of $334, and other net repayments of $736.

     Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17,200 to $26,000 and extended the maturity date of the RCF until April 2004. The agreement was further amended in August 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company.

     The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.2 million, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, if completed, would result in the Company having a 50% equity interest in Casino Millennium. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The acquisition is expected to be completed in 2002, subject to certain contingencies and contract conditions, and is expected to cost approximately $200 in cash plus contributed assets.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first three months of 2002, the Company did not repurchase any of its common stock on the open market. Through March 31, 2002, the Company had repurchased 2,189,800 shares of its common stock at a total cost of approximately $2,972. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

     The Company is the contracted casino management partner of, and, as of September 2001, through its South African subsidiary, CCA, entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL has submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($35.3 million). The dollar value of the proposed development fluctuates with the USD/Rand exchange rate. In the event of favorable resolution of the pending court action initiated by a competing casino, Tsogo Sun Holdings , the Company, as part of the September 2001 agreement, as amended, would be required to make an equity investment of approximately 50 million Rand or $4.4 million. As of March 31, 2002, advances totaling approximately $459, which will reduce the funding requirement, have been made to RRL. The remaining funding requirement would be met through borrowings under the RCF.

     In the fourth quarter 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming for approximately 60 slot machines on the street level. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million have been secured through March 31, 2002. The total construction cost, including additional slot machines, is expected to be $2.5 million, of which $732 has been spent through March 31, 2002. The project is expected to be completed by the end of 2002.

     On April 2, 2002 Womacks' offer to acquire the Palace Casino building and adjoining property for $1.2 million was accepted and approved by the bankruptcy court for the owners of the Palace Casino. The expected settlement date is in May 2002. The Company plans to convert the majority of the property, which is adjacent to the Womacks Hotel and Casino, into additional parking space.

     Management believes that the Company's cash at March 31, 2002, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

     Critical  Accounting  Policies

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below.

CENTURY  CASINOS,  INC.  AND  SUBSIDIARIES
Item 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar  amounts  in  thousands, except for share information, or as noted)
---------------------------------------------------------------------------
     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

     Goodwill and Other Intangible Assets - The Company's goodwill results from the acquisitions of casino and hotel operations.

     Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board (the "FASB") SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

     SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with as well as compliance with the original conditions of the casino operator license as set forth by The Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at March 31, 2002 is unamortized goodwill of approximately $7,737 and unamortized deferred license cost of approximately $1,048. The Company will be required to assess goodwill and other intangibles for impairment in 2002 and at least annually thereafter. The Company will not be able to determine the full effect of these pronouncements on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standards, which is expected to be completed by June 30, 2002. In the event the Company's analysis under the new guidance indicates goodwill or other intangibles are impaired, it will be required to record a charge to its earnings when such determination is made.

     Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.



                         * * * * * * * * * * * * * * * *

PART  II

OTHER  INFORMATION

Item 1.  -  Legal Proceedings

     The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Items 2  to  5  -  None

Item 6.  -  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits  -  The  following  exhibits  are  filed  herewith:
          11.12 Hotel Management Agreement dated December 3, 1999 between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Fortes King Hospitality (Pty) Ltd.
     (b)  Reports  on  Form  8-K:

          No   reports on Form 8-K were filed during the quarter ended March 31,
          2002.
                                  * * * * * * *
SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY  CASINOS,  INC.

/s/  Larry  Hannappel
___________________________
Larry  Hannappel
Chief  Accounting  Officer  and  duly  authorized  officer
Date:  April  29,  2002