Form 10-Q
period 2002-06-30
CENTURY CASINOS INC /CO/
filed 2002-07-26
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.
                                       OR
     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number 0-22290
                    ------------

                              CENTURY CASINOS, INC.
             (Exact name of registrant as specified in its charter)
                                        -
                DELAWARE                              84-1271317
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                 -------------- ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $0.01 par value, 13,664,384 shares outstanding as of July 25, 2002.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                                            Page Number
PART I              FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements (unaudited)
                      Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001            3
                      Condensed Consolidated Statements of Earnings for the Three
                      Months Ended June 30, 2002 and 2001                                                        4
                      Condensed Consolidated Statements of Earnings for the Six
                      Months Ended June 30, 2002 and 2001                                                        5
                      Condensed Consolidated Statements of Comprehensive Earnings for the Three Months
                      Ended June 30, 2002 and 2001                                                               6
                      Condensed Consolidated Statements of Comprehensive Earnings for the Six Months
                      Ended June 30, 2002 and 2001                                                               6
                      Condensed Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2002 and 2001                                                        7
                      Notes to Condensed Consolidated Financial Statements                                       9
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 22

PART II               OTHER INFORMATION                                                                          32

Item 1.               Legal Proceedings                                                                          32
Item 5.               Other Information                                                                          32
Item 6.               Exhibits and Reports on Form 8-K                                                           32

                      SIGNATURES                                                                                 32


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


                                                                               June 30, 2002            December 31, 2001
                                                                               -------------            -----------------
    ASSETS
    Current Assets:
        Cash and cash equivalents
        (including restricted cash of $387 and $334, respectively)          $           3,267           $           3,365
        Accounts receivable                                                               574                         433
        Prepaid expenses and other                                                        615                         591
                                                                              ---------------             ---------------
           Total current assets                                                         4,456                       4,389

    Property and Equipment, net                                                        32,437                      29,338
    Goodwill, net                                                                       7,784                       7,709
    Casino License Costs, net                                                           1,100                       1,010
    Other Assets                                                                        2,417                       2,373
                                                                              ---------------             ---------------
    Total                                                                   $          48,194           $          44,819
                                                                              ===============             ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt                                    $           1,492           $           1,554
       Accounts payable and accrued expenses                                            2,666                       3,512
                                                                              ---------------             ---------------
           Total current liabilities                                                    4,158                       5,066
    Long-Term Debt, less current portion                                               17,297                      15,991
    Other Non-current Liabilities                                                       1,103                         979
    Minority Interest                                                                     698                         605
    Commitments and Contingencies                                                           -                           -
    Shareholders' Equity:
        Preferred stock; $.01 par value; 20,000,000 shares
           authorized; no shares issued or outstanding                                      -                           -
       Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,713,484 and 13,728,784 shares outstanding, respectively                      145                         145
       Additional paid-in capital                                                      21,901                      21,901
       Accumulated other comprehensive loss                                           (2,515)                     (3,291)
       Retained earnings                                                                6,875                       4,847
                                                                              ---------------             ---------------
                                                                                       26,406                      23,602
        Treasury stock - 772,292 and 756,992 shares, respectively,
         at cost                                                                      (1,468)                     (1,424)
                                                                              ---------------             ---------------
           Total shareholders' equity                                                  24,938                      22,178
                                                                              ---------------             ---------------
    Total                                                                   $          48,194           $          44,819
                                                                              ===============             ===============

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                                  For The Three Months Ended June 30,
                                                                                    2002                        2001
                                                                                    ----                        ----

Operating Revenue:
   Casino                                                                   $           7,816           $           7,459
   Food and beverage                                                                      389                         491
   Hotel                                                                                  201                         168
   Other                                                                                  142                         199
                                                                              ---------------             ---------------
                                                                                        8,548                       8,317
   Less promotional allowances                                                          1,119                         924
                                                                              ---------------             ---------------
           Net operating revenue                                                        7,429                       7,393
                                                                              ---------------             ---------------

Operating Costs and Expenses:
   Casino                                                                               2,342                       2,295
   Food and beverage                                                                      212                         280
   Hotel                                                                                  138                         166
   General and administrative                                                           2,029                       2,114
   Depreciation and amortization                                                          553                       1,254
                                                                              ---------------             ---------------

       Total operating costs and expenses                                               5,274                       6,109
                                                                              ---------------             ---------------

Earnings from Operations                                                                2,155                       1,284
   Other (expense), net                                                                 (433)                       (561)
                                                                              ---------------             ---------------
Earnings before Income Taxes and Minority Interest                                      1,722                         723
   Provision for income taxes                                                             613                         196
                                                                              ---------------             ---------------
Earnings before Minority Interest                                                       1,109                         527
   Minority interest in subsidiary results of operations                                  (6)                          62
                                                                              ---------------             ---------------
Net Earnings                                                                $           1,103           $             589
                                                                              ===============             ===============

Earnings Per Share:
   Basic                                                                    $            0.08           $            0.05
                                                                              ===============             ===============
   Diluted                                                                  $            0.07           $            0.04
                                                                              ===============             ===============






See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                                   For The Six Months Ended June 30,
                                                                                    2002                        2001
                                                                                    ----                        ----

Operating Revenue:
   Casino                                                                   $          15,022           $          14,917
   Food and beverage                                                                      756                         880
   Hotel                                                                                  406                         324
   Other                                                                                  293                         344
                                                                              ---------------             ---------------
                                                                                       16,477                      16,465
   Less promotional allowances                                                          2,156                       1,763
                                                                              ---------------             ---------------
           Net operating revenue                                                       14,321                      14,702
                                                                              ---------------             ---------------

Operating Costs and Expenses:
   Casino                                                                               4,575                       4,648
   Food and beverage                                                                      402                         556
   Hotel                                                                                  244                         326
   General and administrative                                                           3,822                       4,208
   Depreciation and amortization                                                        1,150                       2,491
                                                                              ---------------             ---------------
       Total operating costs and expenses                                              10,193                      12,229
                                                                              ---------------             ---------------

Earnings from Operations                                                                4,128                       2,473
   Other (expense), net                                                                 (871)                     (1,073)
                                                                              ---------------             ---------------
Earnings before Income Taxes and Minority Interest                                      3,257                       1,400
   Provision for income taxes                                                           1,231                         523
                                                                              ---------------             ---------------
Earnings before Minority Interest                                                       2,026                         877
   Minority interest in subsidiary results of operations                                    2                         165
                                                                              ---------------             ---------------
Net Earnings                                                                $           2,028           $           1,042
                                                                              ===============             ===============

Earnings Per Share:
   Basic                                                                    $            0.15           $            0.08
                                                                              ===============             ===============
   Diluted                                                                  $            0.13           $            0.07
                                                                              ===============             ===============





See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------



                                                                                  For The Three Months Ended June 30,
                                                                                    2002                        2001
                                                                                    ----                        ----



   Net Earnings                                                             $           1,103           $             589
   Foreign currency translation adjustments                                               494                       (320)
   Change in fair value of interest rate swaps, net of income taxes                      (93)                          17
                                                                              ---------------             ---------------
   Comprehensive Earnings                                                   $           1,504           $             286
                                                                              ===============             ===============


                                                                                  For The Six Months Ended June 30,

                                                                                   2002                       2001
                                                                                   ----                       ----



   Net Earnings                                                             $           2,028           $           1,042
   Foreign currency translation adjustments                                               783                       (218)
   Cumulative effect of change in accounting principle related to interest
   rate swaps, net of income taxes                                                        -                         (175)
   Change in fair value of interest rate swaps, net of income taxes                       (7)                       (153)
                                                                              ---------------             ---------------
   Comprehensive Earnings                                                   $           2,804           $             496
                                                                              ===============             ===============





See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------



                                                                                  For The Six Months Ended June 30,
                                                                                    2002                        2001
                                                                                    ----                        ----

Cash Flows from Operating Activities:
   Net earnings                                                             $           2,028           $           1,042

   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                                                     1,150                       1,778
       Amortization of goodwill                                                             -                         713
       Amortization of deferred financing costs                                            43                          32
       (Gain) loss on disposition of assets                                               (2)                        (14)
       Deferred tax expense (benefit)                                                      93                       (125)
       Minority interest in subsidiary losses                                             (2)                       (165)
       Other                                                                             (12)                          16

       Changes in operating assets and liabilities
         Receivables                                                                    (103)                         114
         Prepaid expenses and other assets                                                 46                         437
         Accounts payable and accrued liabilities                                       (911)                     (1,613)
                                                                              ---------------             ---------------
         Net cash provided by operating activities                                      2,330                       2,215
                                                                              ---------------             ---------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                               (2,911)                     (1,962)
    Expenditures for deposits and other assets                                              -                     (1,501)
    Proceeds received from disposition of assets                                            2                           9
                                                                              ---------------             ---------------

         Net cash used in investing activities                                        (2,909)                     (3,454)
                                                                              ---------------             ---------------






                                                        (continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------



                                                                                  For the Six Months Ended June 30,
                                                                                    2002                        2001
                                                                                    ----                        ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                                 $          10,968           $          12,981
   Principal repayments                                                              (10,530)                    (17,581)
   Deferred financing costs                                                              (19)                          17
   Purchases of treasury stock                                                           (44)                       (402)
                                                                              ---------------             ---------------
         Net cash provided by (used in) financing activities                              375                     (4,985)
                                                                              ---------------             ---------------

Effect of exchange rate changes on cash                                                   106                          82
                                                                              ---------------             ---------------

Decrease in Cash and Cash Equivalents                                                    (98)                     (6,142)

Cash and Cash Equivalents at Beginning of Period                                        3,365                       9,077
                                                                              ---------------             ---------------

Cash and Cash Equivalents at End of Period                                  $           3,267           $           2,935
                                                                              ===============             ===============


Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $40 in 2002 and $169 in 2001  $             976           $             613
                                                                              ===============             ===============
Income taxes paid                                                           $           1,235           $             930
                                                                              ===============             ===============


See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI") is an international gaming company. Wholly owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp. ("WMCK"). Wholly owned subsidiaries of WMCK include WMCK-Acquisition Corp ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 96.7% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CCI and subsidiaries (the "Company") own and/or manage casino operations in the United States of America, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 612 slots, five limited stakes gaming tables, 21 hotel rooms, 2 restaurants and is currently expanding the gaming space to accommodate an additional 115 gaming devices.

          CCA owns 65% of the Caledon Casino, Hotel and Spa near Cape Town, South Africa and has a management contract to operate the casino. The resort has 250 slot/video machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 2 restaurants, 3 bars, and conference facilities.

          CCM manages Casino Millennium located within a five-star hotel in Prague, Czech Republic. Subject to the approval by regulators, the Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium. The acquisition is expected to be completed in late 2002 or early 2003 and is expected to cost approximately $200 in cash plus the contribution of operating assets of the casino currently owned by the Company.

          CCI serves as concessionaire of small casinos on five luxury cruise vessels, one of which is temporarily out of service. The Company has a total of approximately 167 gaming positions on the four combined shipboard casinos currently in operation.

     The   Company   regularly   pursues    additional   gaming    opportunities
     internationally and in the United States.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($38.6 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in
          South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"), which will be heard by the Pretoria High Court in September 2002. Both RRL and the GGB are vigorously defending this action which focuses primarily on claims by Tsogo that the processes leading to the award were procedurally deficient. A judgment handed down on this matter could be subject to a Request for Leave to Appeal. Should Leave to Appeal be denied, recourse is then limited to an approach for an appeal hearing before the Supreme Court of Appeals; the grant, or otherwise, of such hearing being at the discretion of the country's Chief Justice. Upon favorable resolution of the pending court action, CCA, as part of the September 2001 agreement, would be required to make an equity and loan contribution of approximately 50 million Rand ($4.8 million). In addition to the equity ownership in RRL, CCWR will receive management fees as the manager of the casino, hotel and resort. Management fees will be based on a percentage of gross revenues as well as a percentage of EBITDA (defined as earnings before interest, taxes, depreciation, amortization and other specifically defined costs).

          Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders' equity are translated and presented based on the exchange rate at the end of the period.

          The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.


2.   INCOME TAXES

          The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization prior to the adoption of SFAS No. 142 (Note 9).

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

3.   EARNINGS PER SHARE

          Basic and diluted earnings per share for the three months ended June 30, 2002 and 2001 were computed as follows:

                                                                                For the Three Months Ended June 30,
                                                                                    2002                      2001
                                                                                    ----                      ----

         Basic Earnings Per Share:
            Net earnings                                                    $           1,103           $             589
                                                                              ===============             ===============
            Weighted average common shares                                         13,727,865                  13,821,593
                                                                              ===============             ===============
            Basic earnings per share                                        $            0.08           $            0.05
                                                                              ===============             ===============

         Diluted Earnings Per Share:
            Net earnings, as reported                                       $           1,103           $             589
              Interest expense, net of income taxes,
              on convertible debenture                                                      -                           3
                                                                              ---------------             ---------------
            Net earnings available to common shareholders                   $           1,103           $             592
                                                                              ===============             ===============

            Weighted average common shares                                         13,727,865                  13,821,593
              Effect of dilutive securities:
                  Convertible debenture                                                     -                     109,293
                  Stock options and warrants                                        1,699,599                   1,076,118
                                                                              ---------------             ---------------
            Dilutive potential common shares                                       15,427,464                  15,007,004
                                                                              ===============             ===============

            Diluted earnings per share                                      $            0.07           $            0.04
                                                                              ===============             ===============

            Excluded from computation of diluted earnings per share
                Due to antidilutive effect:
                  Options and warrants to purchase common shares                            -                     155,000
                  Weighted average exercise price                           $               -          $             2.36



CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          Basic and diluted earnings per share for the six months ended June 30, 2002 and 2001 were computed as follows:

                                                                                For the Six Months Ended June 30,
                                                                                    2002                      2001
                                                                                    ----                      ----

         Basic Earnings Per Share:
            Net earnings                                                    $           2,028           $           1,042
                                                                              ===============             ===============
            Weighted average common shares                                         13,728,325                  13,878,741
                                                                              ===============             ===============
            Basic earnings per share                                        $            0.15           $            0.08
                                                                              ===============             ===============

         Diluted Earnings Per Share:
            Net earnings, as reported                                       $           2,028           $           1,042
              Interest expense, net of income taxes,
              on convertible debenture                                                      -                           8
                                                                              ---------------             ---------------
            Net earnings available to common shareholders                   $           2,028           $           1,050
                                                                              ===============             ===============

            Weighted average common shares                                         13,728,325                  13,878,741
              Effect of dilutive securities:
                  Convertible debenture                                                     -                     136,019
                  Stock options and warrants                                        1,546,804                   1,057,988
                                                                              ---------------             ---------------
            Dilutive potential common shares                                       15,275,129                  15,072,748
                                                                              ===============             ===============

            Diluted earnings per share                                      $            0.13           $            0.07
                                                                              ===============             ===============

            Excluded from computation of diluted earnings per share
              Due to antidilutive effect:
                  Options and warrants to purchase common shares                            -                     155,000
                  Weighted average exercise price                           $               -           $            2.36

                                       12

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

4.   CRIPPLE CREEK, COLORADO

          On May 1, 2002 WMCK-Venture Corp. acquired the Palace Casino building and adjoining property for $1.2 million. Womacks has spent an additional $64 to complete the acquisition and begin converting the majority of the property, which is adjacent to the Womacks Casino and Hotel, into additional 41 parking spaces.

5.   CALEDON, SOUTH AFRICA

          The casino opened on October 11, 2000 and currently operates 250 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion. In September 2001, CCA, CCAL and Fortes King Hospitality (Pty) Limited ("FKH") entered into a Memorandum of Agreement, which amends the casino and hotel management agreements signed in December 1999, such that any and all management fees shall be deemed to equal zero from the inception of those agreements and shall remain so until no earlier than January 1, 2002. By agreement, the management fees that would have been payable to CCA and FKH are given preferential treatment in the event of the sale or liquidation of CCAL. Consequently, the minority interest in subsidiary results of operation in the consolidated statement of earnings for the six months ended June 2002 included $32, net of $14 of income tax benefit, representing the management fees that would have been payable to FKH. As a result, the consolidated net earnings for the South African segment or the consolidated net earnings for the Company were not affected by this agreement. Beginning January 1, 2002, either CCA or FKH have the option to declare the fees calculable and payable. As of June 30, 2002, neither party has exercised their option.

6.   PRAGUE, CZECH REPUBLIC

          The Company has a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium a.s., a Czech company. Subject to approval by the Ministry of Finance of the Czech Republic, the Company anticipates closing the transaction in late 2002 or early 2003 at an expected cost of approximately $200 in cash plus the contribution of the casino equipment currently owned by the Company. As of June 30, 2002, the Company's net fixed assets leased to the Casino Millennium approximated $726 and management fee income for the three months ended June 30, 2002 and 2001 was approximately $47 and $74, respectively. Management fee income for the six months ended June 30, 2002 and 2001 was approximately $107 and $132, respectively.

7.   LONG-TERM DEBT

          The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of June 30, 2002 was $12,636. The amount available under the RCF as of June 30, 2002 was $8,308, net of amounts outstanding as of that date. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of June 30, 2002. Interest rates at June 30, 2002 were 4.75% for $1,136 outstanding under prime based provisions of the loan agreement and 4.33% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          The fair value of the Company's interest rate swap derivatives as of June 30, 2002 of $895 is reported as a liability in the consolidated balance sheet. The net loss on the interest rate swaps of $7, net of deferred income tax expense of $4 for the first six months of 2002 has been reported in accumulated other comprehensive loss in the shareholders' equity section of the accompanying June 30, 2002 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreement was $127 and $0 for the three months ended June 30, 2002 and 2001, respectively, and $255 and $0 for the six months ended June 30, 2002 and 2001, respectively.

          In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), for a principal loan to fund development of the Caledon project. The outstanding balance and interest rate as of June 30, 2002 was $3,803 and 17.05%, respectively. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility to provide additional funding for the Caledon project. The outstanding balance and interest rate on the standby facility with PSGIB as of June 30, 2002 was $382 and 15.1%, respectively. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $387). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of June 30, 2002.

          The dollar value of CCAL's outstanding note agreement with Caledon Overberg Investments (Proprietary) Limited ("COIL") as of June 30, 2002 is approximately $1,058. In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0% (zero), effective with the original date of the agreement. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net earnings of the South African segment or the consolidated net earnings of the Company. Each shareholder has the option to reinstate the interest rate to be charged from January 1, 2002 forward. As of June 30, 2002, neither party has exercised their option.

          An unsecured note payable, in the amount of $380, to a founding shareholder bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying condensed consolidated balance sheet as of June 30, 2002 and December 31, 2001.

          The remaining amount of $530 in debt, as of June 30, 2002, consists primarily of capital leases totaling $490.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          The consolidated weighted average interest rate on all borrowings was 9.84% for the six months ended June 30, 2002.

8.   SHAREHOLDERS' EQUITY

          During the first half of 2002, the Company repurchased, on the open market, an additional 15,300 shares of its common stock at an average price per share of $2.85. The Company held 772,292 shares in treasury as of June 30, 2002 at an average share price of $1.90. Subsequent to June 30, 2002, the Company purchased, on the open market, 49,100 additional shares of its common stock at an average per share price of $2.60.

          In July 2002, the Company amended the Rights Agreement between Century Casinos, Inc. and Computershare Investor Services, Inc., adopted in April 1999 as amended and approved by the Shareholders in 2000, to increase the defined purchase price from $4 to $10 per share and increased the redemption period, the time during which the Company may elect to redeem all of the outstanding rights, from 20 to 90 days. The purchase price is the exercise amount at which a registered holder is entitled to purchase a given amount of shares of non-redeemable Series A Preferred Stock of the Company, subject to certain adjustments.

          In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders each of whom have one seat on the board of directors of CCAL. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of June 30, 2002, no dividend has been declared for the preference shareholders.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Other intangible assets consist of deferred license costs. Included in assets at June 30, 2002 is unamortized goodwill of approximately $7,784 and unamortized casino license costs of approximately $1,100.

          In accordance with SFAS No. 142, the Company has completed step one of the impairment test on each of the reporting units for which it has recorded goodwill. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. Projected cash flows through 2008, are based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate of 10%, which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK-Venture Corp. In completing its analysis of the fair value of Century Casinos Caledon (Pty) Ltd, the owner of Caledon Casino, Hotel and Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015. A risk adjusted rate of 23.2%, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. As a result of the testing, the Company has determined that there is no impairment of goodwill or other intangible assets. The Company will be required to assess goodwill and other intangibles for impairment at least annually hereafter.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill and other intangible assets with indefinite useful lives, net of related tax effect, follows:

                                                                                For The Three Months Ended June 30,
                                                                                    2002                    2001

         Reported net earnings                                              $           1,103           $             589
         Add back: Goodwill amortization, net of income taxes                               -                         294
         Add back: Casino license amortization, net of income taxes                         -                          47
                                                                              ---------------              --------------
         Adjusted net earnings                                              $           1,103           $             930
                                                                              ===============              ==============

         Basic earnings per share:
           Reported net earnings                                            $            0.08           $            0.05
           Goodwill amortization                                                            -                        0.02
           Casino license amortization                                                      -                           -
                                                                              ---------------              --------------
           Adjusted net earnings                                            $            0.08           $            0.07
                                                                              ===============              ==============

         Diluted earnings per share:
           Reported net earnings                                            $            0.07           $            0.04
           Goodwill amortization                                                            -                        0.02
           Casino license amortization                                                      -                           -
                                                                              ---------------              --------------
           Adjusted net earnings                                            $            0.07           $            0.06
                                                                              ===============              ==============


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------




                                                                                  For The Six Months Ended June 30,
                                                                                    2002                     2001

         Reported net earnings                                              $           2,028           $           1,042
         Add back: Goodwill amortization, net of income taxes                               -                         588
         Add back: Casino license amortization, net of income taxes                         -                          95
                                                                              ---------------             ---------------
         Adjusted net earnings                                              $           2,028           $           1,725
                                                                              ===============             ===============

         Basic earnings per share:
           Reported net earnings                                            $            0.15           $            0.08
           Goodwill amortization                                                            -                        0.04
           Casino license amortization                                                      -                           -
                                                                              ---------------             ---------------
           Adjusted net earnings                                            $            0.15           $            0.12
                                                                              ===============             ===============

         Diluted earnings per share:
           Reported net earnings                                            $            0.13           $            0.07
           Goodwill amortization                                                            -                        0.04
           Casino license amortization                                                      -                          -
                                                                              ---------------             ---------------
           Adjusted net earnings                                            $            0.13           $            0.11
                                                                              ===============             ===============

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------------------

10.  SEGMENT INFORMATION

          The Company has adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company is
          managed in four segments; Cripple Creek, Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information for the three months ended June 30, 2002 and 2001 is presented below.



                                                Cripple Creek CO               South Africa                  Cruise Ships
        For the Three Months Ended June 30,     2002          2001          2002           2001           2002           2001

        Net operating revenue                $  5,506       $  5,171       $  1,676       $  1,998       $    200        $    150
        Depreciation & amortization          $    324       $    819       $    160       $    362       $     15        $     10
        Interest  income                     $      4              -       $     26       $     13              -               -
        Interest expense,
         including debt issuance cost        $    347       $    355       $    201       $    311              -               -
        Earnings (loss) before income
         taxes and minority interest         $  1,926       $  1,396       $    109       $  (275)       $     73        $     24
        Income tax expense(benefit)          $    886       $    642       $     35          (181)       $     27              11
        Net earnings (loss)                  $  1,040       $    754       $     68       $   (32)       $     46        $     13

        EBITDA                               $  2,593       $  2,570       $    438       $    447       $     88        $     34

..

                                              Corporate and Other        Inter-segment Elimination             Consolidated
        For the Three Months Ended June 30,     2002          2001          2002           2001           2002           2001

        Net operating revenue                $     47       $     74              -              -       $  7,429        $  7,393
        Depreciation & amortization          $     54       $     63              -              -       $    553        $  1,254
        Interest  income                     $     90       $     89       $   (86)       $   (85)       $     34        $     17
        Interest expense,
         including debt issuance cost        $      6       $     11       $   (86)       $   (85)       $    468        $    592
        Earnings (loss) before income
         taxes and minority interest         $  (386)       $  (422)              -            -         $  1,722        $    723
        Income tax expense(benefit)          $  (335)       $  (276)              -            -         $    613        $    196
        Net earnings (loss)                  $   (51)       $  (146)              -            -         $  1,103        $    589

        EBITDA                               $  (416)       $  (437)              -            -         $  2,703        $  2,614


                                       19

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

          Segment information as of, and for the six months ended June 30, 2002 and 2001 is presented below.



                                                Cripple Creek CO               South Africa                  Cruise Ships
          As of and for the Six Months         2002         2001            2002          2001            2002           2001
                Ended June 30,

        Property and equipment, net          $ 20,905       $ 19,046       $  9,653       $ 11,834       $    221        $    231
        Goodwill, net  (1)                   $  7,233       $  7,903       $    551       $    798              -               -
        Total assets                         $ 31,499       $ 30,090       $ 18,429       $ 17,578       $    438        $    441
        Net operating revenue                $ 10,699       $ 10,100       $  3,210       $  4,138       $    305        $    332
        Depreciation & amortization          $    667       $  1,642       $    347       $    710       $     28        $     21
        Interest  income                     $      8              -       $     42       $     26              -               -
        Interest expense,
         including debt issuance cost        $    691       $    677       $    397       $    535              -               -
        Earnings (loss) before income
         taxes and minority interest         $  3,611       $  2,524       $    176       $  (385)       $     69        $     60
        Income tax expense(benefit)          $  1,661       $  1,161       $     85          (181)             26        $     27
        Net earnings (loss)                  $  1,950       $  1,363       $     93       $   (39)       $     43        $     33

        EBITDA                               $  4,961       $  4,843       $    880       $    999       $     97        $     81


                                              Corporate and Other        Inter-segment Elimination             Consolidated
          As of and for the Six Months        2002          2001           2002          2001          2002           2001
                Ended June 30,

        Property and equipment, net          $  1,658       $  1,846              -              -       $ 32,437        $ 32,957
        Goodwill, net  (1)                          -              -              -              -       $  7,784        $  8,701
        Total assets                         $  2,077       $  4,134       $(4,249)       $(2,634)       $ 48,194        $ 49,609
        Net operating revenue                $    107       $    132              -              -       $ 14,321        $ 14,702
        Depreciation & amortization          $    108       $    118              -              -       $  1,150        $  2,491
        Interest  income                     $    178       $    179       $  (171)       $  (171)       $     57        $     34
        Interest expense,
         including debt issuance cost        $     12       $     24       $  (171)       $  (171)       $    929        $  1,065
        Earnings (loss) before income
         taxes and minority interest         $  (599)       $  (799)              -              -       $  3,257        $  1,400
        Income tax expense(benefit)          $  (541)       $  (484)              -              -       $  1,231        $    523
        Net earnings (loss)                  $   (58)       $  (315)              -              -       $  2,028        $  1,042

        EBITDA                               $  (657)       $  (836)              -              -       $  5,282        $  5,087


          (1) The only change in goodwill, net, for the six months ended June 30, 2002 was $75 for the translation effects related to goodwill denominated in a foreign currency.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


11.  OTHER EXPENSE, NET

         Other (expense), net, consists of the following:
                                                                                For the Three Months Ended June 30,
                                                                                    2002                       2001
                                                                                    ----                       ----

        Interest income                                                     $              34           $              17
        Interest expense                                                                (440)                       (576)
        Gain (loss) on disposition of assets                                                2                          14
        Amortization of deferred financing costs                                         (28)                        (16)
        Other                                                                             (1)                           -
                                                                              ---------------             ---------------
                                                                            $           (433)           $           (561)
                                                                              ===============             ===============

                                                                                  For the Six Months Ended June 30,
                                                                                    2002                       2001
                                                                                    ----                       ----

        Interest income                                                     $              57           $              34
        Interest expense                                                                (885)                     (1,033)
        Gain (loss) on disposition of assets                                                2                          14
        Foreign currency exchange gains                                                     -                           1
        Amortization of deferred financing costs                                         (43)                        (32)
        Write-down value of non-operating property                                          -                        (57)
        Other                                                                             (2)                           -
                                                                              ---------------             ---------------
                                                                            $           (871)           $         (1,073)
                                                                              ===============             ===============


CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

          Forward-Looking  Statements,  Business  Environment  and Risk  Factors

          Forward-Looking Statements and Business Environment Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may", "will", "expect", "anticipate", "estimate", or "continue", or
          variations  thereon  or  comparable  terminology.   In  addition,  all
          statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

Results of Operations

Three Months Ended June 30, 2002 vs. 2001

     Cripple Creek, Colorado

     Womacks is located in Cripple Creek, Colorado. Net operating revenue for the second quarter, derived principally from its gaming operations, increased to $5,506 in 2002 from $5,171 in 2001. Womacks casino revenue for the second quarter increased to $5,446 in 2002 from $5,066 in 2001, or 7.5%. During the first quarter of 2002, the Company broke ground on the construction of its 6,022 square foot addition to the casino and back of house operations. In the second quarter of the year Womacks expended $212, bringing the total cost of construction to $944 through June 30, 2002. Womacks' share of the overall Cripple Creek market increased to 17.7% in 2002 from 16.7% in 2001. Womacks Casino operated approximately 14.8% of the gaming devices in the Cripple Creek market in the second quarter of 2002 compared to 14.3% in 2001. The average win per day per machine was 110 dollars in 2002 and 104 dollars in 2001 compared with a market average of 91 dollars in 2002 and 89 dollars in 2001. Gross margin for the Cripple Creek casino activities in the second quarter (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 68.6% compared with 71.6% a year earlier. In the second quarter of 2002, Womacks paid a higher amount of royalties on participation machines, but this increased cost is in lieu of depreciation expense that would have been incurred had the machines been purchased. With participation machines, Womacks pays a fee to the manufacturer, in lieu of purchasing the machines, based on a percentage of the win. Gaming tax in Colorado is calculated on a graduated scale, therefore the effective rate increases as casino revenue improves. The increase in the gaming tax has had a negative impact on the margin. Management continues to focus on the marketing of the casino through the expansion of the highly successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Management has recently added an additional 41 parking spaces through the purchase of the Palace Hotel property and introduced valet parking to its list of customer benefits, expanding on the convenient and expansive parking facilities currently provided by the casino.

     Food and Beverage revenue in the second quarter of 2002 decreased to $208 from $269 in 2001. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience. The cost of food and beverage promotional allowances, which are included in casino costs, increased slightly to $230 in 2002 from $228 in 2001. Hotel revenue also increased to $65 in 2002 from $19 in 2001, or 243% as the result of introducing 10 new luxury rooms in July of 2001. Womacks added 3 additional luxury rooms at the end of the first quarter of 2002. The casino does not generate any cash revenue from the hotel operation. All rooms are comped to its better players.

     General and administrative expenses increased to $1,142 in the second quarter of 2002 from $1,082 in same period of 2001, or 5.5%.

     Depreciation decreased to $324 in 2002 from $484 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $335 in amortization expense.

     Interest expense, including debt issuance cost, decreased to $347 in 2002 from $355 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $6.5 million under the RCF to fund its investments in South Africa. The resulting interest charge of approximately $180 and $151 has not been allocated to the South African segment during the second quarter of the years 2002 and 2001 respectively.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     The Cripple Creek segment recognized income tax expense of $886 in 2002 versus $642 in 2001 due to an increase in pre-tax earnings.

     South Africa

     When comparing the second quarter of last year to the current year, the deterioration in the Rand versus the dollar has had a negative impact on the reported revenues and a positive impact on expenses.

     Net operating revenue decreased to $1,676 in 2002 from $1,998 in 2001. The Caledon Casino Hotel and Spa also faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue decreased to $1,378 in 2002 from $1,604 in 2001, or 14%. Excluding the effect of the change in the Rand conversion rate from year to year, casino revenue increased by 14%. Gross margin for the Caledon casino activities (casino revenues, less casino expenses) increased to 62.4% from 53.7% a year earlier as a result of eliminating the casino management fees which totaled $84 in the second quarter of 2001 and overall control of costs.

     Food and beverage revenue decreased to $181 during the second quarter of 2002 from $222 during the second quarter of 2001, or 18.5%. Excluding the effect of the change in the Rand conversion rate from year to year, food and beverage revenue increased by 5%. Hotel revenue decreased to $136 during the second quarter of 2002 compared to $150 during the second quarter of 2001. Excluding the effect of the change in the Rand conversion rate from year to year, hotel revenue increased by 17%.

     General and administrative expenses decreased to $425 in 2002 from $511 in 2001, a reduction of 16.8%. Excluding the effect of the change in the Rand conversion rate from year to year, general and administrative expenses decreased by 9% as a result of management's continuing effort to improve the efficiency of the operation.

     Depreciation expense incurred in South Africa decreased to $160 in 2002 from $341 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $21 in amortization expense.

     Interest expense, including debt issuance cost, decreased to $201 in 2002 from $311 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in the second quarter of 2002 and 2001.

     The South African segment recognized an income tax expense of $35 in 2002.

     Cruise Ships

     Net operating revenue increased to $200 in 2002 from $150 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) increased to 37.4% from 14.8% a year earlier. Following the tragedy of September 11, 2001 attacks on the World Trade Center, the cruise ships had seen a substantial decrease in the amount of passenger traffic, but the Company has begun to see a recovery in the second quarter. During the second quarter of 2002, the Company operated casinos on a total of four ships, three on Silverseas and the one on "The World of Residensea", compared to a total of three in the same period during the prior year, all on Silverseas.

     Depreciation expense has increased to $15 in 2002 from $10 in 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     Corporate & Other

     Net operating revenues consisted solely of management fees earned from operating Casino Millennium in Prague, Czech Republic which decreased to $47 in 2002 from $74 in 2001.

     Depreciation  decreased  to $54 in  2002  from  $63 in  2001.

     General and administrative expense decreased to $462 in 2002 from $506 in 2001, or 8.8%. The majority of the savings is directly attributable to a reduction in the cost of professional services.

Six Months Ended June 30, 2002 vs. 2001

     Cripple Creek, Colorado

     Womacks is located in Cripple Creek, Colorado. Net operating revenue, derived principally from its gaming operations, increased to $10,699 in 2002 from $10,100 in 2001. Womacks casino revenue increased to $10,583 in 2002 from $9,941 in 2001, or 6.5%. During the first half of 2002, the Company broke ground on the construction of its 6,022 square foot addition to the casino and back of house operations. In the first half of the year the Company expended $544, bringing the total cost of construction to $944 through June 30, 2002. Womacks' share of the overall Cripple Creek market increased to 17.6% in the first half of 2002 from 16.9% in 2001. Womacks Casino operated approximately 14.8% of the gaming devices in the Cripple Creek market in 2002 compared to 14.0% in 2001. The average win per day per machine was 107 dollars in 2002 and 105 dollars in 2001 compared with a market average of 89 dollars in 2002 and 86 dollars in 2001. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 68.3% compared with 70.5% a year earlier. In the first half of 2002, Womacks paid a higher amount of royalties on participation machines, but this increased cost is in lieu of depreciation expense that would have been incurred had the machines been purchased. Gaming tax in Colorado is calculated on a graduated scale, therefore the effective rate increases as casino revenue improves. Management continues to focus on the marketing of the casino through the expansion of the highly successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix and introducing valet service on the Palace Hotel property.

     Food and Beverage revenue in 2002 decreased to $422 from $465 in 2001, or 9.2%. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $453 in 2002 from $423 in 2001. Hotel revenue increased to $120 in 2002 from $36 in 2001, or 233% as the result of introducing 10 new luxury rooms in July of 2001. Womacks added 3 additional luxury rooms at the end of the first quarter of 2002. The casino does not generate any cash revenue from the hotel operation. All rooms are comped to its better players.

     General and administrative expenses increased to $2,266 in 2002 from $2,177 in 2001, or 4%. The cost of casino management allocated from corporate operations has been reduced to $76 in 2002 from $115 in 2001.

     Depreciation decreased to $667 in 2002 from $971 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $671 in amortization expense.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     Interest expense, including debt issuance cost, increased to $691 in 2002 from $677 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $6.5 million under the RCF to fund its investments in South Africa. The resulting interest charge of approximately $350 and $297 has not been allocated to the South African segment for the first six months of the years 2002 and 2001 respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has increased slightly to 8.87% in 2002 from 8.17% in 2001.

     The Cripple Creek segment recognized income tax expense of $1,661 in 2002 versus $1,161 in 2001 due to an increase in pre-tax earnings.

     South Africa

     When comparing the first half of last year to the current year, the deterioration in the Rand versus the dollar has had a negative impact on the reported revenues and a positive impact on expenses.

     Net operating revenue decreased to $3,210 in 2002 from $4,138 in 2001. The Caledon Casino Hotel and Spa faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue decreased to $2,635 in 2002 from $3,403 in 2001, or 22.6%. Excluding the effect of the Rand conversion rate from year to year, casino revenue increased by 10%. Gross margin for the Caledon casino activities (casino revenues, less casino expenses) increased to 61.6% from 56.7% a year earlier as a result of eliminating the casino management fees which totaled $186 in the first half of 2001 and overall control of costs.

     Food and beverage revenue decreased to $334 during the first six months of 2002 from $416 during the first six months of 2001, or 19.5%. Excluding the effect of the change in the Rand conversion rate from year to year, food and beverage revenue increased by 11%. Hotel revenue decreased only slightly to $286 during the first six months of 2002 compared to $288 during the first six months of 2001. Excluding the effect of the change in the Rand conversion rate from year to year, hotel revenue increased by 38%, primarily due to the increase in the amount of rooms comped by the casino to its better players.

     General and administrative expenses decreased to $793 in 2002 from $1,120 in 2001, a reduction of 29.1%. Excluding the effect of the change in the Rand conversion rate from year to year, general and administrative expenses decreased by 9%,as a result of management's emphasis on improving the efficiency of the operation.

     Depreciation expense incurred in South Africa decreased to $347 in 2002 from $668 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $42 in amortization expense.

     Interest expense, including debt issuance cost, decreased to $397 in 2002 from $535 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in the first six months of 2002 and 2001.

     The South African segment recognized an income tax expense of $85 in 2002 compared to a tax benefit of $181 in 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     Cruise Ships

     Net operating revenue decreased slightly to $305 in 2002 from $332 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) increased to 25.7% from 17.3% a year earlier. Following the tragedy of September 11, 2001 attacks on the World Trade Center, the cruise ships have seen a substantial decrease in the amount of passenger traffic, but the operations have already begun to see a recovery in the second quarter of 2002. In October 2001, Silversea Cruises removed one of the four ships from service.

     Depreciation expense has increased to $28 in 2002 from $21 in 2001.

     Corporate & Other

     Net operating revenues consisted solely of management fees earned from operating Casino Millennium in Prague, Czech Republic which decreased to $107 in 2002 from $132 in 2001. Depreciation decreased to $108 in 2002 from $118 in 2001.

     General and administrative expense decreased to $763 in 2002 from $910 in 2001, or 16.2%.The majority of the savings is attributable to a re-allocation of corporate personnel cost and the cost of professional services.

     Other expense for 2001 includes a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     Liquidity and Capital  Resources

     Cash and cash equivalents totaled $3,267 (including $387 of restricted cash) at June 30, 2002, and the Company had net working capital of $259. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($20,944 net of the quarterly reduction) and unused borrowing capacity of approximately $8,308 at June 30, 2002. For the six months ended June 30, 2002, cash provided by operating activities was $2,330 compared with $1,966 in the prior-year period. Cash used in investing activities of $2,909 for the first six months of 2002, consisted of $1.3 million towards the purchase and improvements of the Palace Hotel and property, $544 towards the expansion of the Womacks casino at the rear of the property that is expected to be completed in 2002, which will provide additional gaming space, $110 towards the construction of a restaurant & grill on the first floor of Womacks casino, $298 for additional improvements to the property in Caledon, South Africa, $460, primarily for land purchased for the proposed casino development in Johannesburg, South Africa and the balance of $197 due to expenditures for other long lived assets. Cash used in investing activities of $3,454 for the first six months of 2001, consisted of a $250 loan provided by the Company to an unrelated party in Cripple Creek, Colorado , $1,954 was due to improvements to the Caledon Casino Hotel and Spa in South Africa and the balance was principally due to improvements to the Womacks/Legends casino in Cripple Creek, Colorado. Cash provided by financing activities for the first six months of 2002 consisted of net borrowings of $835 under the RCF with Wells Fargo, less net repayments of $354 under the loan agreement with PSG, additional deferred financing charges incurred by the Caledon Casino, Hotel & Spa, with a cost of $19, the repurchase of company's stock, on the open market, with a cost of $44 and other net repayments of $43. Cash used in financing activities for the first six months of 2001 consisted of net repayments of $5,336 under the RCF with Wells Fargo, net borrowings of $698 under the PSG loan agreements, the repurchase of company's stock, on the open market, with a cost of $402, and other net receipts of $55.

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

     The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.2 million, to the casino for 45% of the casino's net profit. The Company has a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium a.s., a Czech company. Any funding required by the Company to consummate this transaction would be met through a combination of RCF borrowings, existing liquidity and anticipated cash flow. The acquisition is expected to be completed in late 2002 or early 2003, subject to certain contingencies and contract conditions, and is expected to cost approximately $200 in cash plus contributed assets.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first six months of 2002, the Company repurchased, on the open market, an additional 15,300 shares of its common stock at an average price per share of $2.85. Through June 30, 2002, the Company had repurchased 2,205,100 shares of its common stock at a total cost of approximately $3,015. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

     The Company is the contracted casino management partner of, and, as of September 2001, through its South African subsidiary, CCA, entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($38.6 million). The dollar value of the proposed development fluctuates with the USD/Rand exchange rate. In November 2001, the Gauteng Gambling Board ("GGB"), with the concurrence of the Executive Council of the provincial government, awarded RRL the sixth, and final, casino license for 700 slot machines and 30 gaming tables conditional upon the satisfaction of certain requirements within three months of award. In February 2002, RRL filed documentation with the GGB in order to satisfy those conditions, including evidence of the continuing commitment of Nedcor Investment Bank (one of South Africa's leading financial institutions) to provide the necessary debt financing and project guarantees required under the license. In the event of favorable resolution of the pending court action initiated in February 2002 by a competing casino, Tsogo Sun Holdings, challenging the license award, the Company, as part of the September 2001 agreement, as amended, would be required to make an equity investment of 50 million Rand or approximately $4.8 million. As of June 30, 2002, advances totaling approximately $481, which will reduce the funding requirement, have been made to RRL. The remaining funding requirement would be met through borrowings under the RCF.


     In the fourth  quarter 2001,  Womacks began a 6,022 square foot  expansion.
     Approximately half of the space will provide additional gaming for approximately 115 slot machines on the street level. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million have been signed as of June 30, 2002. The total construction cost, including additional slot machines, is expected to be $2.5 million, of which $944 has been spent through June 30, 2002. The project is expected to be completed by the end of 2002 or in the first quarter of 2003.

     Management believes that the Company's cash at June 30, 2002, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     Critical Accounting Policies

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below.

     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpots increase.

     Goodwill and Other Intangible Assets - The Company's goodwill results from the acquisitions of casino and hotel operations.

     Effective  January  1,  2002  the  Company  adopted  Financial   Accounting
     Standards Board (the "FASB") SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

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

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with as well as compliance with the original conditions of the casino operator license as set forth by the Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at June 30, 2002 is unamortized goodwill of approximately $7,784 and unamortized deferred license costs of approximately $1,100.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     In accordance with SFAS No. 142, the Company has completed step one of the impairment test on each of the reporting units for which it has recorded goodwill. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. Projected cash flows through 2008 are based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate of 10%, which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK-Venture Corp. In completing its analysis of the fair market value of Century Casinos Caledon (Pty) Ltd, the owner of Caledon Casino, Hotel and Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015. A risk adjusted rate of 23.2%, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. As a result of the testing, the Company has determined that there is no impairment of goodwill or other intangible assets. The Company will be required to assess goodwill and other intangibles for impairment at least annually hereafter.

     Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.

     Reclassifications - Certain reclassifications have been made to the 2001 financial information in order to conform to the 2002 presentation.



                         * * * * * * * * * * * * * * * *

     PART II

     OTHER INFORMATION

     Item 1. - Legal Proceedings

          The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

     Items 2 to 4 - None

     Item 5 - Other Information

          The Board of Directors unanimously adopted, ratified, confirmed and approved the Amended and Restated Bylaws of Century Casinos, Inc. as of May 10, 2002.

     Item 6. - Exhibits and Reports on Form 8-K

          (a)  Exhibits - The following exhibits are filed herewith:
               11.13 Second  Supplement  to Rights  Agreement  dated July  2002, between Century Casinos, Inc and Computershare Investor Services, Inc. as rights agent.
               11.14 Amended and Restated Bylaws of Century Casinos, Inc.

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended June 30, 2002.


                                  * * * * * * *

     SIGNATURES:

     Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CENTURY CASINOS, INC.

     /s/ Larry Hannappel

     ---------------------------
     Larry Hannappel
     Chief Accounting Officer and duly authorized officer
     Date: July 26, 2002