Form 10-Q
period 2002-09-30
CENTURY CASINOS INC /CO/
filed 2002-11-04
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002.
                                       OR
     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                  -------------- ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $0.01 par value, 13,615,564 shares outstanding as of October 29, 2002.

                             CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001             3
           Condensed Consolidated Statements of Earnings for the Three Months Ended September
           30, 2002 and 2001                                                                                4
           Condensed Consolidated Statements of Earnings for the Nine Months Ended September
           30, 2002 and 2001                                                                                5
           Condensed Consolidated Statements of Comprehensive Earnings for the Three Months
           Ended September 30, 2002 and 2001                                                                6
           Condensed Consolidated Statements of Comprehensive Earnings for the Nine Months
           Ended September 30, 2002 and 2001                                                                6
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001                                                                      7
           Notes to Condensed Consolidated Financial Statements                                             9
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            23

PART II    OTHER INFORMATION                                                                                33

Item 1.    Legal Proceedings                                                                                33
Item 5.    Other Information                                                                                33
Item 6.    Exhibits and Reports on Form 8-K                                                                 33

           SIGNATURES                                                                                       33
           CERTIFICATIONS                                                                                   34


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
                                                                          September 30, 2002     December 31, 2001
                                                                          ------------------     -----------------
    ASSETS
    Current Assets:
        Cash and cash equivalents
        (including restricted cash of  $391 and $334, respectively)             $   3,520           $    3,365
        Accounts receivable                                                            66                  433
        Prepaid expenses and other                                                    787                  591
                                                                                 --------             --------
           Total current assets                                                     4,373                4,389

    Property and Equipment, net                                                    31,962               29,338
    Goodwill, net                                                                   7,776                7,709
    Casino License Costs, net                                                         991                1,010
    Other Assets                                                                    2,481                2,373
                                                                                 --------             --------
    Total                                                                       $  47,583           $   44,819
                                                                                 ========             ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt                                        $   1,376           $    1,554
       Accounts payable and accrued expenses                                        3,541                3,512
                                                                                 --------             --------
           Total current liabilities                                                4,917                5,066

    Long-Term Debt, less current portion                                           15,888               15,991
    Other Non-current Liabilities                                                     882                  979
    Minority Interest                                                                 752                  605
    Commitments and Contingencies                                                       -                    -
    Shareholders' Equity:
       Preferred stock; $.01 par value; 20,000,000 shares
          authorized; no shares issued or outstanding                                   -                    -
       Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,651,364 and 13,728,784 shares outstanding, respectively                  145                  145
       Additional paid-in capital                                                  21,901               21,901
       Accumulated other comprehensive loss                                       (2,601)              (3,291)
       Retained earnings                                                            7,328                4,847
                                                                                 --------             --------
                                                                                   26,773               23,602
       Treasury stock - 834,412 and 756,992 shares, respectively,
          at cost                                                                 (1,629)              (1,424)
                                                                                 --------             --------
          Total shareholders' equity                                               25,144               22,178
                                                                                 --------             --------
    Total                                                                       $  47,583           $   44,819
                                                                                 ========             ========
See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)

                                                                      For The Three Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

Operating Revenue:
   Casino                                                                       $   8,235           $    7,992
   Food and beverage                                                                  489                  576
   Hotel                                                                              233                  228
   Other                                                                              122                  227
                                                                                 --------            ---------
                                                                                    9,079                9,023
   Less promotional allowances                                                      1,194                1,122
                                                                                 --------            ---------
           Net operating revenue                                                    7,885                7,901
                                                                                 --------            ---------

Operating Costs and Expenses:
   Casino                                                                           2,595                2,456
   Food and beverage                                                                  253                  306
   Hotel                                                                              156                  183
   General and administrative                                                       1,862                1,855
   Property write-down and other write-offs                                         1,122                    -
   Depreciation and amortization                                                      616                1,085
                                                                                 --------            ---------
       Total operating costs and expenses                                           6,604                5,885
                                                                                 --------            ---------

Earnings from Operations                                                            1,281                2,016
   Other (expense), net                                                             (448)                (390)
                                                                                 --------            ---------
Earnings before Income Taxes and Minority Interest                                    833                1,626
   Provision for income taxes                                                         317                  908
                                                                                 --------            ---------
Earnings before Minority Interest                                                     516                  718
   Minority interest in subsidiary income                                            (63)                 (31)
                                                                                 --------            ---------
Net Earnings                                                                    $     453           $      687
                                                                                 ========            =========

Earnings Per Share:
   Basic                                                                        $    0.03           $     0.05
                                                                                 ========            =========
   Diluted                                                                      $    0.03           $     0.05
                                                                                 ========            =========


       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)

                                                                       For The Nine Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

Operating Revenue:
   Casino                                                                       $  23,257            $  22,909
   Food and beverage                                                                1,245                1,456
   Hotel                                                                              639                  552
   Other                                                                              415                  571
                                                                                 --------             --------
                                                                                   25,556               25,488
   Less promotional allowances                                                      3,350                2,885
                                                                                 --------             --------
           Net operating revenue                                                   22,206               22,603
                                                                                 --------             --------

Operating Costs and Expenses:
   Casino                                                                           7,170                7,104
   Food and beverage                                                                  655                  862
   Hotel                                                                              400                  509
   General and administrative                                                       5,684                6,063
   Property write-down and other write-offs                                         1,122                   57
   Depreciation and amortization                                                    1,766                3,576
                                                                                 --------             --------
       Total operating costs and expenses                                          16,797               18,171
                                                                                 --------             --------

Earnings from Operations                                                            5,409                4,432
   Other (expense), net                                                           (1,319)              (1,406)
                                                                                 --------             --------
Earnings before Income Taxes and Minority Interest                                  4,090                3,026
   Provision for income taxes                                                       1,548                1,431
                                                                                 --------             --------
Earnings before Minority Interest                                                   2,542                1,595
   Minority interest in subsidiary (income) losses                                   (61)                  134
                                                                                 --------             --------
Net Earnings                                                                    $   2,481            $   1,729
                                                                                 ========             ========

Earnings Per Share:
   Basic                                                                        $    0.18            $    0.13
                                                                                 ========             ========
   Diluted                                                                      $    0.16            $    0.12
                                                                                 ========             ========


       See notes to condensed consolidated financial statements.



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)

                                                                      For The Three Months Ended September 30,

                                                                                     2002                 2001
                                                                                     ----                 ----


   Net Earnings                                                                $      453            $     687
   Foreign currency translation adjustments                                          (94)                (663)
   Change in fair value of interest rate swaps, net of income taxes                     8                (269)
                                                                                 --------             --------
   Comprehensive Earnings (Loss)                                               $      367            $   (245)
                                                                                 ========             ========


                                                                       For The Nine Months Ended September 30,

                                                                                     2002                 2001
                                                                                     ----                 ----


   Net Earnings                                                                 $   2,481            $   1,729
   Foreign currency translation adjustments                                           689                (881)
   Cumulative effect of change in accounting principle related to interest
   rate swaps, net of income taxes                                                      -                (175)
   Change in fair value of interest rate swaps, net of income taxes                     1                (422)
                                                                                 --------             --------
   Comprehensive Earnings                                                       $   3,171            $     251
                                                                                 ========             ========


       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                       For The Nine Months Ended September 30,

                                                                                     2002                 2001
                                                                                     ----                 ----

Cash Flows from Operating Activities:
   Net earnings                                                                 $   2,481            $   1,729

   Adjustments to reconcile net earnings to net cash provided by operating activities
        Write-down value of nonoperating casino and land
           held for sale (Note 7)                                                     447                    -
        Write-off receivables and advances, including interest
          (Notes 1 and 6)                                                             702                    -
        Depreciation                                                                1,766                2,507
        Amortization of goodwill                                                        -                1,069
        Amortization of deferred financing costs                                       67                   62
        Gain on disposition of assets                                                (27)                 (14)
        Deferred tax expense (benefit)                                               (58)                  181
        Minority interest in subsidiary income (losses)                                61                (134)
        Other                                                                         (9)                    -

       Changes in operating assets and liabilities
         Receivables                                                                (302)                 (67)
         Prepaid expenses and other assets                                          (106)                (213)
         Accounts payable and accrued liabilities                                    (31)                (217)
                                                                                 --------             --------
         Net cash provided by operating activities                                  4,991                4,903
                                                                                 --------             --------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                           (3,770)              (2,508)
    Expenditures for deposits and other assets                                          -              (1,074)
    Proceeds received from disposition of assets                                      176                    8
                                                                                 --------             --------

         Net cash used in investing activities                                    (3,594)              (3,574)
                                                                                 --------             --------




                                                                  (continued)


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                       For the Nine Months Ended September 30,

                                                                                     2002                 2001
                                                                                     ----                 ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                                     $  15,439            $  18,069
   Principal repayments                                                          (16,459)             (24,477)
   Deferred financing costs                                                         (112)                   63
   Purchases of treasury stock                                                      (205)                (552)
                                                                                 --------             --------
         Net cash used in financing activities                                    (1,337)              (6,897)
                                                                                 --------             --------
Effect of exchange rate changes on cash                                                95                (216)
                                                                                 --------             --------
Increase (Decrease) in Cash and Cash Equivalents                                      155              (5,784)

Cash and Cash Equivalents at Beginning of Period                                    3,365                9,077
                                                                                 --------             --------
Cash and Cash Equivalents at End of Period                                     $    3,520            $   3,293
                                                                                 ========             ========


Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $57 in 2002 and $203 in 2001     $    1,434            $     677
                                                                                 ========             ========
Income taxes paid                                                              $    1,725            $     993
                                                                                 ========             ========


See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI") is an international gaming company. Wholly owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp. ("WMCK"). Wholly owned subsidiaries of WMCK include WMCK-Acquisition Corp ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 94.8% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CCI and subsidiaries (the "Company") own and/or manage casino operations in the United States of America, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 683 slot machines, five limited stakes gaming tables, 21 hotel rooms, 2 restaurants and is currently expanding the gaming space to accommodate an additional 44 gaming devices.

          CCA owns 65% of the Caledon Casino, Hotel and Spa near Cape Town, South Africa and has a management contract to operate the casino. The resort has 250 slot machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 2 restaurants, 3 bars, and conference facilities.

          CCM manages Casino Millennium located within a five-star hotel in Prague, Czech Republic. Subject to the approval by regulators, the Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium. The acquisition is expected to be completed in late 2002 or early 2003 and is expected to cost approximately $200 in cash plus the contribution of operating assets of the casino currently owned by the Company and certain pre-operating costs paid by the Company.

          CCI serves as concessionaire of small casinos on five luxury cruise vessels, one of which is temporarily out of service. The Company has a total of approximately 167 gaming positions on the four combined shipboard casinos currently in operation.

     The   Company   regularly   pursues    additional   gaming    opportunities
     internationally and in the United States.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($38.0 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. RRL, the GGB, and the Company are currently assessing the implications of this judgment which cited certain procedural and technical deficiencies in the actions of the GGB (in the process that led to the original award of the casino license) in order to determine any potential future actions. Under the existing agreements, the Company's obligation to make the presumed equity investment of 50 million Rand or approximately $4.8 million expires on December 31, 2004 unless RRL has obtained a final license by such date. As a result of these developments, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project (Note 12). CCA maintains the ownership of the land that was intended for the casino project.

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

     These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

2. INCOME TAXES

     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences, which consist primarily of nondeductible goodwill amortization prior to the adoption of SFAS No. 142 (Note 10).

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


3. EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended September 30, 2002 and 2001 were computed as follows:

                                                                      For the Three Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

 Basic Earnings Per Share:
    Net earnings                                                              $       453         $        687
                                                                               ==========           ==========
    Weighted average common shares                                             13,664,605           13,813,043
                                                                               ==========           ==========
    Basic earnings per share                                                  $      0.03         $       0.05
                                                                               ==========           ==========

 Diluted Earnings Per Share:
    Net earnings                                                              $       453         $        687
                                                                               ==========           ==========
    Weighted average common shares                                             13,664,605           13,813,043
      Effect of dilutive securities:
          Stock options and warrants                                            1,435,047            1,119,927
                                                                               ----------           ----------
    Dilutive potential common shares                                           15,099,652           14,932,970
                                                                               ==========           ==========
    Diluted earnings per share                                                $      0.03         $       0.05
                                                                               ==========           ==========

    Excluded from computation of diluted earnings per share
       Due to antidilutive effect:
          Options and warrants to purchase common shares                                -                5,000
          Weighted average exercise price                                     $         -         $       2.25



CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     Basic and diluted earnings per share for the nine months ended September 30, 2002 and 2001 were computed as follows:

                                                                     For the Nine Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

         Basic Earnings Per Share:
            Net earnings                                                     $      2,481         $      1,729
                                                                               ==========           ==========
            Weighted average common shares                                     13,707,085           13,856,842
                                                                               ==========           ==========
            Basic earnings per share                                          $      0.18         $       0.13
                                                                               ==========           ==========

         Diluted Earnings Per Share:
            Net earnings, as reported                                         $     2,481         $      1,729
              Interest expense, net of income taxes,
              on convertible debenture                                                  -                    8
                                                                               ----------           ----------
            Net earnings available to common shareholders                     $     2,481         $      1,737
                                                                               ==========           ==========

            Weighted average common shares                                     13,707,085           13,856,842
              Effect of dilutive securities:
                  Convertible debenture                                                 -               90,181
                  Stock options and warrants                                    1,511,765            1,076,118
                                                                               ----------           ----------
            Dilutive potential common shares                                   15,218,850           15,023,141
                                                                               ==========           ==========
            Diluted earnings per share                                        $      0.16         $       0.12
                                                                               ==========           ==========

            Excluded from computation of diluted earnings per share Due to antidilutive effect:
                  Options and warrants to purchase common shares                        -                5,000
                  Weighted average exercise price                           $           -          $      2.25


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


4.   CRIPPLE CREEK, COLORADO

     On May 1, 2002, WMCK-Venture Corp. acquired the Palace Casino building and adjoining property for $1.2 million. Womacks has spent an additional $157 to complete the acquisition and convert the majority of the property, which is adjacent to the Womacks Casino and Hotel, into an additional 41 parking spaces.

5.   CALEDON, SOUTH AFRICA

     In September 2001, CCA, CCAL and Fortes King Hospitality (Pty) Limited ("FKH") entered into a Memorandum of Agreement, which amends the casino and hotel management agreements signed in December 1999, such that any and all management fees shall be deemed to equal zero from the inception of those agreements and shall remain so until no earlier than January 1, 2002. By agreement, the management fees that would have been payable to CCA and FKH are given preferential treatment in the event of the sale or liquidation of CCAL. Consequently, the minority interest in subsidiary (income) losses in the consolidated statement of earnings for the nine months ended September 2002 includes $50 net of $21 of income tax benefit, representing the management fees that would have been payable to FKH. As a result, the consolidated net earnings for the South African segment or the consolidated net earnings for the Company were not affected by this agreement. Beginning January 1, 2002, either CCA or FKH have the option to declare the fees calculable and payable. As of September 30, 2002, neither party has exercised their option.

6.   PRAGUE, CZECH REPUBLIC

     The Company has a memorandum of agreement to acquire a 50% ownership interest in Casino Millennium a.s., a Czech company. Subject to approval by the regulators, the Company anticipates closing the transaction in late 2002 or early 2003 at an expected cost of approximately $200 in cash plus the contribution of the casino equipment currently owned by the Company and certain preoperating costs paid by the Company in the amount of $196. In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino is severely limited and has negatively affected and will likely continue to negatively affect the casino operation. As a result, the Company, in September 2002, wrote off unpaid management fees and loans from Casino Millennium, which resulted in a pre-tax charge of $325. $298 of the write-off is reported in property write-down and other write-offs (Note 12) and $27 is reported as a reduction of other (expense), net. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium. As of September 30, 2002, the Company's net fixed assets leased to the Casino Millennium approximated $691 and management fee income for the three months ended September 30, 2002 and 2001 was approximately $32 and $38, respectively. Management fee income for the eight months ended August 31, 2002 and nine months ended September 30, 2001 was approximately $138 and $170, respectively.

7.   OTHER PROPERTIES

     The Company is currently holding non-operating casino property and land for sale in Wells, Nevada. The property and land was acquired in 1994 from an un-affiliated party at a cost of $921. Included in property write-down and other write-offs, is a pre-tax charge in the amount of $447, to reduce the value of the property to its fair value, less costs to sell, based on the current assessment of the property (Note 12).

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


8.   LONG-TERM DEBT

     On August 28, 2002, the Company and Wells Fargo Bank (the "Bank") entered into the Second Amendment to the Amended and Restated Credit Agreement (the "Agreement" or "RCF") which increased the Company's aggregate borrowing commitment from the Bank to $26 million and extended the maturity date to August 2007. The aggregate commitment available to the Company will be reduced quarterly by $722, beginning January 2003 through the maturity date. The same provision was contained in the first amendment to the RCF. The terms of the RCF remain principally the same. The principal balance outstanding under the RCF as of September 30, 2002 was $11,538. The amount available under the RCF as of September 30, 2002 was $14,462. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of September 30, 2002. Interest rates at September 30, 2002 were 4.75% for $38 outstanding under prime based provisions of the loan agreement and 4.16% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

     The fair value of the Company's interest rate swap derivatives as of September 30, 2002 of $882 is reported as a liability in the consolidated balance sheet. The net loss on the interest rate swaps of $1 for the first nine months of 2002 has been reported in accumulated other comprehensive loss in the shareholders' equity section of the accompanying September 30, 2002 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $133 and $119 for the three months ended September 30, 2002 and 2001, respectively, and $388 and $119 for the nine months ended September 30, 2002 and 2001, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), for a principal loan to fund development of the Caledon project. The outstanding balance and interest rate as of September 30, 2002 was $3,581 and 17.05%, respectively. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility to provide additional funding for the Caledon project. The outstanding balance and interest rate on the standby facility with PSGIB as of September 30, 2002 was $359 and 15.1%, respectively. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand
     (approximately $380). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of September 30, 2002.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     The dollar value of CCAL's outstanding note agreement with Caledon Overberg Investments (Proprietary) Limited ("COIL") as of September 30, 2002 is approximately $1,042. In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0%
     (zero), effective with the original date of the agreement. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net earnings of the South African segment or the consolidated net earnings of the Company. Each shareholder has the option to reinstate the interest rate to be charged from January 1, 2002 forward. As of September 30, 2002, neither party has exercised their option.

     An unsecured note payable, in the amount of $380, to a founding shareholder who is also a principal shareholder with 18.3% of the outstanding common shares as of September 30, 2002, bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying condensed consolidated balance sheet as of September 30, 2002 and December 31, 2001.

     The remaining amount of $364 in debt, as of September 30, 2002, consists primarily of capital leases totaling $320.

     The consolidated weighted average interest rate on all borrowings was 9.95% for the nine months ended September 30, 2002.

9.   SHAREHOLDERS' EQUITY

     During the first nine months of 2002, the Company repurchased, on the open market, an additional 77,420 shares of its common stock at an average price per share of $2.64. The Company held 834,412 shares in treasury as of September 30, 2002 at an average share price of $1.95. Subsequent to September 30, 2002, the Company purchased, on the open market, 35,800 additional shares of its common stock at an average per share price of $2.08.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, neither of which is an officer, director or principal shareholder of Century Casinos Inc., each of whom have one seat on the board of directors of CCAL. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of September 30, 2002, no dividend has been declared for the preference shareholders.

10.  CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

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

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Other intangible assets consist of deferred license costs. Included in assets at September 30, 2002 is unamortized goodwill of approximately $7,776 and unamortized casino license costs of approximately $991.

     In accordance with SFAS No. 142, the Company has completed step one of the impairment test on each of the reporting units for which it has recorded goodwill. The Company contracted third-party valuation firms to complete the analysis of each reporting unit. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. In completing its analysis of the fair value of Century Casinos Caledon (Pty) Ltd, the owner of Caledon Casino, Hotel and Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. As a result of the testing, the Company has determined that there is no impairment of goodwill or other intangible assets. The Company will be required to assess goodwill and other intangibles for impairment at least annually hereafter.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill and other intangible assets with indefinite useful lives, net of related tax effect, follows:


                                                                      For The Three Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

         Reported net earnings                                             $          453         $        687
         Add back: Goodwill amortization,
                   net of income taxes                                                  -                  294
         Add back: Casino license amortization,
                   net of income taxes                                                  -                   47
                                                                                 --------             --------
         Adjusted net earnings                                             $          453         $      1,028
                                                                                 ========             ========

         Basic earnings per share:
           Reported net earnings                                           $         0.03         $       0.05
           Goodwill amortization                                                        -                 0.02
           Casino license amortization                                                  -                    -
                                                                                 --------             --------
           Adjusted net earnings                                           $         0.03         $       0.07
                                                                                 ========             ========

         Diluted earnings per share:
           Reported net earnings                                           $         0.03         $       0.05
           Goodwill amortization                                                        -                 0.02
           Casino license amortization                                                  -                    -
                                                                                 --------             --------
           Adjusted net earnings                                           $         0.03         $       0.07
                                                                                 ========             ========

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------



                                                                       For The Nine Months Ended September 30,

                                                                                     2002                 2001
                                                                                     ----                 ----

         Reported net earnings                                                $     2,481         $      1,729
         Add back: Goodwill amortization,
                   net of income taxes                                                  -                  882
         Add back: Casino license amortization,
                   net of income taxes                                                  -                  141
                                                                                 --------             --------
         Adjusted net earnings                                                $     2,481         $      2,752
                                                                                 ========             ========

         Basic earnings per share:
           Reported net earnings                                              $      0.18         $       0.13
           Goodwill amortization                                                        -                 0.06
           Casino license amortization                                                  -                 0.01
                                                                                 --------             --------
           Adjusted net earnings                                              $      0.18         $       0.20
                                                                                 ========             ========

         Diluted earnings per share:
           Reported net earnings                                              $      0.16         $       0.12
           Goodwill amortization                                                        -                 0.06
           Casino license amortization                                                  -                    -
                                                                                 --------             --------
           Adjusted net earnings                                              $      0.16         $       0.18
                                                                                 ========             ========

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


11.  SEGMENT INFORMATION

     The Company has adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company is managed in four segments; Cripple Creek, Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information for the three months ended September 30, 2002 and 2001 is presented below.



        ================================== ========================== =========================== =============================
                                               Cripple Creek CO              South Africa                 Cruise Ships
        ================================== ============= ============ ============= ============= ============== ==============
           For the Three Months Ended          2002         2001          2002          2001          2002           2001
                 September 30,
        ================================== ============= ============ ============= ============= ============== ==============
        Net operating revenue                $    5,818   $    5,731   $     1,743   $     1,656   $        293   $        426
        Depreciation & amortization          $      332   $      679   $       228   $       339   $         14   $         13
        Interest  income                     $        4           15   $        27   $        19              -              -
        Interest expense,                    $      358   $      396   $       202   $       105              -              -
         including debt issuance cost
        Earnings (loss) before income        $    1,963   $    1,770   $     (145)   $     (120)   $        103   $        181
         taxes and minority interest
        Income tax expense(benefit)          $      903   $      814   $      (47)   $        64   $         38   $         79
        Net earnings (loss)                  $    1,060   $      956   $     (161)   $     (215)   $         65   $        102
        EBITDA                               $    2,649   $    2,830   $       195   $       274   $        117   $        194
        ================================== ==== ======== === ======== === ========= === ========= === ========== === ==========


        ================================== =========================== =========================== =============================
                                              Corporate and Other      Inter-segment Elimination           Consolidated
        ================================== ============== ============ ============= ============= ============== ==============
           For the Three Months Ended          2002          2001          2002          2001          2002           2001
                 September 30,
        ================================== ============== ============ ============= ============= ============== ==============
        Net operating revenue                $        31   $       88             -             -   $      7,885   $      7,901
        Depreciation & amortization          $        42   $       54             -             -   $        616   $      1,085
        Interest  income                     $        61   $       88   $      (85)   $      (85)   $          7   $         37
        Interest expense,                    $         5   $       13   $      (85)   $      (85)   $        480   $        429
         including debt issuance cost
        Earnings (loss) before income        $   (1,088)   $    (205)             -             -   $        833   $      1,626
         taxes and minority interest
        Income tax expense(benefit)          $     (577)   $     (49)             -             -   $        317   $        908
        Net earnings (loss)                  $     (511)   $    (156)             -             -   $        453   $        687
        EBITDA                               $   (1,102)   $    (226)             -             -   $      1,859   $      3,072
        ================================== ==== ========= === ======== === ========= === ========= === ========== === ==========


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


     Segment information as of, and for the nine months ended September 30, 2002 and 2001 is presented below.



        ================================== ============================= ========================== =============================
                                                 Cripple Creek CO              South Africa                 Cruise Ships
        ================================== ============== ============== ============ ============= ============= ===============
         As of and for the Nine Months         2002           2001          2002          2001          2002           2001
               Ended September 30,
        ================================== ============== ============== ============ ============= ============= ===============
        Property and equipment, net          $    21,373  $      19,326  $     9,203   $    10,586    $      215    $        232
        Goodwill, net  (1)                   $     7,233  $       7,568  $       543   $       777             -               -
        Total assets                         $    32,366  $      30,629  $    12,446   $    14,322    $      446    $        534
        Net operating revenue                $    16,517  $      15,831  $     4,953   $     5,794    $      598    $        758
        Depreciation & amortization          $       999  $       2,321  $       575   $     1,049    $       42    $         34
        Interest  income                     $        12  $          15  $        69   $        45             -               -
        Interest expense,                    $     1,049  $       1,073  $       599   $       640             -               -
         including debt issuance cost
        Earnings (loss) before income        $     5,574  $       4,294  $        31   $     (505)    $      172    $        241
         taxes and minority interest
        Income tax expense(benefit)          $     2,564  $       1,975  $        38         (117)    $       64    $        106
        Net earnings (loss)                  $     3,010  $       2,319  $      (68)   $     (254)    $      108    $        135
        EBITDA                               $     7,610  $       7,673  $     1,075   $     1,273    $      214    $        275
        ================================== ==== ========= == =========== == ========= === ========= ==== ======== ==== ==========


        ================================== ============================= ========================== =============================
                                               Corporate and Other       Inter-segment Elimination          Consolidated
        ================================== =============== ============= ============ ============= ============== ==============
         As of and for the Nine Months          2002           2001         2002          2001          2002           2001
               Ended September 30,
        ================================== === =========== === ========= == ========= === ========= === ========== === ==========
        Property and equipment, net         $       1,171   $     1,823            -             -   $     31,962   $     31,967
        Goodwill, net  (1)                              -             -            -             -   $      7,776   $      8,345
        Total assets                        $       2,325   $     3,284            -             -   $     47,583   $     48,769
        Net operating revenue               $         138   $       220            -             -   $     22,206   $     22,603
        Depreciation & amortization         $         150   $       172            -             -   $      1,766   $      3,576
        Interest  income                    $         239   $       267  $     (256)   $     (256)   $         64   $         71
        Interest expense,                   $          17   $        37  $     (256)   $     (256)   $      1,409   $      1,494
         including debt issuance cost
        Earnings (loss) before income       $     (1,687)   $   (1,004)            -             -   $      4,090   $      3,026
         taxes and minority interest
        Income tax expense(benefit)         $     (1,118)   $     (533)            -             -   $      1,548   $      1,431
        Net earnings (loss)                 $       (569)   $     (471)            -             -   $      2,481   $      1,729
        EBITDA                              $     (1,759)   $   (1,062)            -             -   $      7,140   $      8,159
        ================================== === =========== === ========= == ========= === ========= === ========== === ==========

(1) The only change in goodwill, net, for the nine months ended September 30, 2002 was $67 for the translation effects related to goodwill denominated in a foreign currency.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


12.  PROPERTY WRITE-DOWN AND OTHER WRITE-OFFS

     Property write-down and other write-offs consist of the following:

                                                                       For the Three Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----
        Write down non-operating  casino property and land held for sale in    $      447           $        -
        Nevada (Note 7)
        Write off receivables and advances related to a casino  acquisition
        project and casino properties under management (Notes 1 and 6)                675                    -
                                                                                 --------             --------
                                                                               $    1,122           $        -
                                                                                 ========             ========

                                                                       For the Nine Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----
        Write down non-operating  casino property and land held for sale in    $      447           $       57
        Nevada (Note 7)
        Write off receivables and advances related to a casino  acquisition
        project and casino properties under management (Notes 1 and 6)                675                    -
                                                                                 --------             --------
                                                                               $    1,122           $       57
                                                                                 ========             ========

13.  OTHER EXPENSE, NET

     Other (expense), net, consists of the following:

                                                                      For the Three Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

        Interest income                                                        $        7           $       37
        Interest expense                                                            (457)                (399)
        Foreign currency exchange gains                                                 -                    2
        Gain (loss) on disposition of assets                                           25                    -
        Amortization of deferred financing costs                                     (23)                 (30)
                                                                                 --------             --------
                                                                               $    (448)           $    (390)
                                                                                 ========             ========

                                                                        For the Nine Months Ended September 30,
                                                                                     2002                 2001
                                                                                     ----                 ----

        Interest income                                                        $       64           $       71
        Interest expense                                                          (1,342)              (1,432)
        Gain (loss) on disposition of assets                                           27                   14
        Foreign currency exchange gains                                                 -                    3
        Amortization of deferred financing costs                                     (67)                 (62)
        Other                                                                         (1)                    -
                                                                                ---------             --------
                                                                               $  (1,319)           $  (1,406)
                                                                                 ========             ========


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

14.  CONTINGENCIES

     The South African Revenue Service (SARS) is currently auditing the tax returns of Century Casinos Caledon (Pty) Ltd (CCAL) filed for calendar years 2000 and 2001. SARS is questioning the deductibility of certain licensing and pre-opening costs, among others, deducted for tax purposes. The outcome of this audit is not reasonably determinable at this time.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


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


Results of Operations

Three Months Ended September 30, 2002 vs. 2001

Cripple Creek, Colorado

Womacks is located in Cripple Creek, Colorado. Net operating revenue for the third quarter, derived principally from its gaming operations, increased to $5,818 in 2002 from $5,731 in 2001. Womacks casino revenue for the third quarter increased to $5,733 in 2002 from $5,567 in 2001, or 2.9%. In the fourth quarter of 2001, Womacks began its 6,022 square foot addition to the casino and back of house operations. In the third quarter of the year Womacks expended $298, bringing the total cost of construction to $1,242 through September 30, 2002. Womacks' share of the overall Cripple Creek market declined to 16.2% in 2002 from 16.3% in 2001. Womacks Casino operated approximately 15.3% of the gaming devices in the Cripple Creek market in the third quarter of 2002 compared to 14.3% in 2001. The average win per day per machine was 108 dollars in 2002 and 115 dollars for the same period in 2001 compared with a market average of 102 dollars in 2002 and 99 dollars in 2001. Gross margin for the Cripple Creek casino activities in the third quarter (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 66.5% compared with 70.4% a year earlier. In the third quarter of 2002, Womacks paid a higher amount of royalties on participation machines. With participation machines, Womacks pays a fee to the manufacturer based on a percentage of the win. In most instances, the branded games that are being introduced to the market are not available for purchase. They can only be installed in the casino via revenue sharing or participation agreements. Management makes its decisions to introduce these machines based on the consumer demand for the product. Gaming tax in Colorado is calculated on a graduated scale, therefore the effective rate increases as casino revenue improves. The increase in the effective

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


gaming tax rate has had a negative impact on the margin. Management continues to focus on the marketing of the casino through the expansion of the Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix. Management has recently added an additional 41 parking spaces through the purchase of the Palace Hotel property and introduced valet parking to its list of customer benefits, expanding on the convenient and expansive parking facilities currently provided by the casino.

Food and Beverage revenue in the third quarter of 2002 decreased to $281 from $382 in 2001. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience and converted the upstairs restaurant to a fine dining restaurant with operating hours during the busiest days of the week. Food and Beverage margins improved to 74.8% in 2002 compared to 68.5% in 2001. Labor and food costs have been more controllable with the two restaurants. The cost of food and beverage promotional allowances, which are included in casino costs, decreased slightly to $263 in 2002 from $267 in 2001.

Hotel revenue increased to $64 in 2002 from $49 in 2001, or 31.5%. 10 new luxury rooms were introduced in July of 2001 and 3 additional luxury rooms were added at the end of the first quarter of 2002. All of the revenue generated by the hotel operation is derived from comps to its better players.

General and administrative expenses increased to $1,151 in the third quarter of 2002 from $1,114 in same period of 2001, or 3.5%.

Depreciation decreased to $332 in 2002 from $344 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $335 in amortization expense.

Interest expense, including debt issuance cost, decreased to $358 in 2002 from $396 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $6.5 million under the RCF to fund its investments in South Africa. The resulting interest charge of approximately $185 and $155 has been charged against the Cripple Creek segment and has not been allocated to the South African segment during the third quarter of the years 2002 and 2001 respectively.

The Cripple Creek segment recognized income tax expense of $903 in 2002 versus $814 in 2001 due to an increase in pre-tax earnings.


South Africa

When comparing the third quarter of last year to the current year, the deterioration in the Rand versus the dollar has had a negative impact on the reported revenues and a positive impact on expenses.

Net operating revenue increased to $1,743 in 2002 from $1,656 in 2001. The Caledon Casino, Hotel and Spa also faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue increased to $1,368 in 2002 from $1,162 in 2001, or 15.0%. Excluding the effect of the change in the Rand conversion rate from year to year, casino revenue increased by 34.4%. Gross margin for the Caledon casino activities (casino revenues, less casino expenses) increased to 63.8% from 50.3% a year earlier as a result of management's ability to contain costs while it has increased gaming revenue through its marketing efforts.

Food and beverage revenue increased to $208 during the third quarter of 2002 from $194 during the third quarter of 2001, or 7.1%. Excluding the effect of the change in the Rand conversion rate from year to year, food and beverage revenue increased by 29.6%. Hotel revenue decreased to $169 during the third quarter of 2002 compared to $179 during the third quarter of 2001. Excluding the effect of the change in the Rand conversion rate from year to year, hotel revenue increased by 14.0%.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)



General and administrative expenses decreased to $322 in 2002 from $423 in 2001, a reduction of 24.1%. Excluding the effect of the change in the Rand conversion rate from year to year, general and administrative expenses decreased by 20.1% as a result of management's continuing effort to improve the efficiency of the operation.

Depreciation expense incurred in South Africa decreased to $228 in 2002 from $318 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $21 in amortization expense.

Interest expense, including debt issuance cost, increased to $202 in 2002 from $105 in 2001. In September 2001, the Company and COIL agreed to reduce the interest rate on shareholder loans to zero, retroactive to the original date of the loans. In conjunction with this agreement, the Company reversed the accrued interest on the note to COIL resulting in an interest expense reduction of $192 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in the third quarter of 2002 and 2001.

Property write-down and other write-offs for 2002 includes a pre-tax charge of $377 to write off advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project.

The South African segment recognized an income tax benefit of $47 in 2002 compared to a tax expense of $64 in 2001.


Cruise Ships

Net operating revenue decreased to $293 in 2002 from $426 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) decreased to 38.3% from 41.8% a year earlier. During the third quarter of 2002, the Company operated casinos on a total of four ships, three on Silverseas and one on "World of Residensea", compared to a total of four in the same period during the prior year, all on Silverseas. The Silver Wind, which was removed from operation when passenger traffic declined during the last year, has been completely refurbished and is expected to return to operation in June 2003.

Depreciation expense has increased to $14 in 2002 from $13 in 2001.


Corporate & Other

Net operating revenues consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic which decreased to $31 in 2002 from $38 in 2001 and $50 received in 2001 as a final distribution of the consulting agreement with Playboy Enterprises.

Depreciation decreased to $42 in 2002 from $54 in 2001.

General and administrative expense increased to $388 in 2002 from $317 in 2001, or 22.2%.

Property write-down and other write-offs in 2002 includes a pre-tax charge in the amount of $447 to reduce the value of a non-operating casino and land in Nevada to its fair value, less costs to sell, based on the current assessment of the property and a pre-tax charge of $298 to write off unpaid management fees and loans related to its operations in Prague, Czech Republic. An additional $27 in interest income on the unpaid management fees and loans was also written off, bringing the total pre-tax charge for the segment to $772.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


Nine Months Ended September 30, 2002 vs. 2001

Cripple Creek, Colorado

Womacks is located in Cripple Creek, Colorado. Net operating revenue, derived principally from its gaming operations, increased to $16,517 in 2002 from $15,831 in 2001. Womacks casino revenue increased to $16,316 in 2002 from $15,508 in 2001, or 5.0% compared to an increase of 3.2% in the Cripple Creek Market. In the fourth quarter of 2001, Womacks began its 6,022 square foot addition to the casino and back of house operations. In the first nine months of the year the Womacks expended $842, bringing the total cost of construction to $1,242 through September 30, 2002. Womacks' share of the overall Cripple Creek market increased to 17.1% in the first nine months of 2002 from 16.7% in 2001. Womacks Casino operated approximately 14.9% of the gaming devices in the Cripple Creek market in 2002 compared to 14.1% in 2001. The average win per day per machine was 107 dollars in 2002 and 108 dollars in 2001 compared with a market average of 94 dollars in 2002 and 90 dollars in 2001. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 67.6% compared with 70.5% a year earlier. In the first nine months of 2002, Womacks paid a higher amount of royalties on participation machines, based on a percentage of the win. In most instances, the branded games that are being introduced to the market are not available for purchase. They can only be installed in the casino via revenue sharing or participation agreements. Management makes its decisions to introduce these machines based on the consumer demand for the product. Gaming tax in Colorado is calculated on a graduated scale, therefore the effective rate increases as casino revenue improves. Management continues to focus on the marketing of the casino through the expansion of the Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix and introducing valet service on the Palace Hotel property.

Food and Beverage revenue in 2002 decreased to $703 from $846 in 2001, or 16.9%. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience and converted the upstairs restaurant to a fine dining restaurant with operating hours during the busiest days of the week. Food and Beverage margins improved to 78.3% in 2002 compared to 68.0% in 2001. Labor and food costs have been more controllable with the two restaurants. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $716 in 2002 from $690 in 2001.

Hotel revenue increased to $184 in 2002 from $85 in 2001, or 117.1%. 10 new luxury rooms were introduced in July of 2001 and 3 additional luxury rooms were added at the end of the first quarter of 2002. All of the revenue generated by the hotel operation is derived from comps to its better players.

General and administrative expenses increased to $3,417 in 2002 from $3,291 in 2001, or 3.8%.

Depreciation decreased to $999 in 2002 from $1,315 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $1,006 in amortization expense.

Interest expense, including debt issuance cost, decreased to $1,049 in 2002 from $1,073 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $6.5 million under the RCF to fund its investments in South Africa. The resulting interest charge of approximately $534 and $452 has been charged to the Cripple Creek segment and has not been allocated to the South African segment for the first nine months of the years 2002 and 2001, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has increased slightly to 8.96% in 2002 from 8.91% in 2001.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


The Cripple Creek segment recognized income tax expense of $2,564 in 2002 versus $1,975 in 2001 due to an increase in pre-tax earnings.


South Africa

When comparing the first nine months of last year to the current year, the deterioration in the Rand versus the dollar has had a negative impact on the reported revenues and a positive impact on expenses.

Net operating revenue decreased to $4,953 in 2002 from $5,794 in 2001. The Caledon Casino, Hotel and Spa faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue decreased to $4,004 in 2002 from $4,565 in 2001, or 14.0%.
Excluding the effect of the Rand conversion rate from year to year, casino revenue increased by 16.7%. Gross margin for the Caledon casino activities
(casino revenues, less casino expenses) increased to 62.4% from 55.1% a year earlier as a result of management's ability to contain costs while it has increased gaming revenue through its marketing efforts.

Food and beverage revenue decreased to $542 during the first nine months of 2002 from $610 during the first nine months of 2001, or 11.0%. Excluding the effect of the change in the Rand conversion rate from year to year, food and beverage revenue increased by 17.1%. Hotel revenue decreased only slightly to $455 during the first nine months of 2002 compared to $467 during the first nine months of 2001. Excluding the effect of the change in the Rand conversion rate from year to year, hotel revenue increased by 28.1%, primarily due to the increase in the amount of rooms comped by the casino to its better players.

General and administrative expenses decreased to $1,115 in 2002 from $1,543 in 2001, a reduction of 27.7%. Excluding the effect of the change in the Rand conversion rate from year to year, general and administrative expenses decreased by 12.3%, as a result of management's emphasis on improving the efficiency of the operation.

Depreciation expense incurred in South Africa decreased to $575 in 2002 from $986 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $63 in amortization expense.

Interest expense, including debt issuance cost, decreased to $599 in 2002 from $640 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in the first nine months of 2002 and 2001.

Property write-down and other write-offs in 2002 includes a pre-tax charge of $377 to write off advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


Cruise Ships

Net operating revenue decreased to $598 in 2002 from $758 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) increased slightly to 32.0% from 31.2% a year earlier. In October 2001, Silversea Cruises removed one of the four ships from service. Silversea Cruises expects to return the ship to operation in June 2003.

Depreciation expense has increased to $42 in 2002 from $34 in 2001.


Corporate & Other

Net operating revenues consisted principally of management fees earned from operating Casino Millennium in Prague, Czech Republic which decreased to $138 in 2002 from $170 in 2001 and $50 received in 2001 as a final distribution of the consulting agreement with Playboy Enterprises. These management fees are included in the $325 write-off of unpaid management fees and loans.

Depreciation decreased to $150 in 2002 from $172 in 2001.

General and administrative expense decreased to $1,151 in 2002 from $1,227 in 2001, or 6.2%.

Property write-down and other write-offs in 2001 includes a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada.

Property write-down and other write-offs in 2002 includes a pre-tax charge in the amount of $447 to reduce the value of the non-operating casino property and land held by the Company in Nevada to its fair value, less costs to sell, based on the current assessment of the property and a pre-tax charge of $298 to write off unpaid management fees and loans related to its operations in Prague, Czech Republic. An additional $27 in interest income on the unpaid management fees and loans was also written off, bringing the total pre-tax charge for the segment to $772.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


Liquidity and Capital Resources

Cash and cash equivalents totaled $3,520 (including $391 of restricted cash) at September 30, 2002, and the Company had net deficit working capital of $544. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company has a total commitment of $26,000 and unused borrowing capacity of approximately $14,462 at September 30, 2002.

For the nine months ended September 30, 2002, cash provided by operating activities was $4,991 compared with $4,903 in the prior-year period.

Cash used in investing activities of $3,594 for the first nine months of 2002, consisted of $1,400 towards the purchase and improvements of the Palace Hotel and property, $842 towards the expansion of the Womacks casino at the rear of the property that is expected to be completed in 2003, which will provide additional gaming space, $135 towards the construction of a restaurant & grill on the first floor of Womacks casino, $390 for additional improvements to the property in Caledon, South Africa, $460, primarily for land purchased for the proposed casino development in Johannesburg, South Africa and the balance of $367 due to expenditures for other long-lived assets. Cash used in investing activities of $3,574 for the first nine months of 2001, consisted of a $250 loan provided by the Company to an unrelated party in Cripple Creek, Colorado, $2,141 was due to improvements to the Caledon Casino, Hotel and Spa in South Africa, $997 and was due to improvements to the Womacks/Legends casino in Cripple Creek, Colorado and the balance of $186 was due to expenditures for other long-lived assets.

Cash used in financing activities for the first nine months of 2002 consisted of net repayments of $263 under the RCF with Wells Fargo, plus net repayments of $712 under the loan agreement with PSG, additional deferred financing charges incurred by the Caledon Casino, Hotel and Spa, with a cost of $19, additional deferred financing charges incurred by the Company to amend the RCF, with a cost of $88, the repurchase of company's stock, on the open market, with a cost of $205 and other net repayments of $50. Net cash used in financing activities for the first nine months of 2001 consisted of net repayments of $6,701 under the RCF with Wells Fargo, net borrowings of $1,298 under the PSG loan agreements, the repurchase of company's stock, on the open market, with a cost of $552, and other net repayments of $942.

Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17,200 to $26,000 and extended the maturity date of the RCF until April 2004. The agreement was further amended in August 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. Under the terms of the previous agreements the borrowing commitment under the RCF reduced by $722 each quarter. The agreement was again amended in August 2002 to increase the available funds to $26,000 and to extend the maturity date of the RCF to August 2007. Prior to signing the current amendment the borrowing commitment had been reduced to $20,222.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


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

The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first nine months of 2002, the Company repurchased, on the open market, an additional 77,420 shares of its common stock at an average price per share of $2.64. Through September 30, 2002, the Company had repurchased 2,267,220 shares of its common stock at a total cost of approximately $3,176. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

The Company is the contracted casino management partner of, and, as of September 2001, through its South African subsidiary, CCA, secured a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in the greater Johannesburg area of South Africa at a cost of approximately 400 million Rand ($38.0 million). The dollar value of the proposed development fluctuates with the USD/Rand exchange rate. In November 2001, the Gauteng Gambling Board ("GGB"), with the concurrence of the Executive Council of the provincial government, awarded RRL the sixth, and final, casino license for 700 slot machines and 30 gaming tables conditional upon the satisfaction of certain requirements within three months of award. In February 2002, RRL filed documentation with the GGB in order to satisfy those conditions, including evidence of the continuing commitment of Nedcor Investment Bank (one of South Africa's leading financial institutions) to provide the necessary debt financing and project guarantees required under the license. In February 2002, Tsogo Sun Holdings, a competing casino, initiated a court action against the GGB challenging the license award and in September 2002, the High Court of South Africa overturned the license award. RRL, the GGB, and the Company are currently assessing the implications of this judgment which cited certain procedural and technical deficiencies in the actions of the GGB (in the process that led to the original award of the casino license) in order to determine any potential future actions. Under the existing agreements, the Company's obligation to make the presumed equity investment of 50 million Rand or approximately $4.8 million expires on December 31, 2004 unless RRL has obtained a final license by such date.

In the fourth quarter 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming for approximately 115 slot machines on the street level. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million have been signed as of September 30, 2002. The total construction cost, including additional slot machines, is expected to be $2.5 million, of which $1,242 has been spent through September 30, 2002. The project is expected to be completed in the first quarter or second quarter of 2003.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


Management believes that the Company's cash at September 30, 2002, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.


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

SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with as well as compliance with the original conditions of the casino operator license as set forth by the Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at September 30, 2002 is unamortized goodwill of approximately $7,776 and unamortized deferred license costs of approximately $991.

CENTURY CASINOS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information, or as noted)


In accordance with SFAS No. 142, the Company has completed step one of the impairment test on each of the reporting units for which it has recorded goodwill. The Company contracted third-party valuation firms to complete the analysis of each reporting unit. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. Projected cash flows through 2008, are based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate of 10%, which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK-Venture Corp. In completing its analysis of the fair market value of Century Casinos Caledon (Pty) Ltd, the owner of Caledon Casino, Hotel and Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015 to coincide with the exclusivity period of the gaming license. A risk adjusted rate of 23.2%, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. As a result of the testing, the Company has determined that there is no impairment of goodwill or other intangible assets. The Company will be required to assess goodwill and other intangibles for impairment at least annually hereafter.

Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.

Controls and Procedures - Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (which are designed to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms). Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective.



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

Items 2 to 5 - None

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed herewith:

        10.115 Second Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated August 28, 2002.

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

          99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.

          99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 2002.


                                 * * * * * * *

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer and duly authorized officer
Date: October 29, 2002

                                  CERTIFICATION

I, Erwin Haitzmann, Chairman of the Board and Chief Executive Officer of Century Casinos, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002
/s/ Erwin Haitzmann
---------------------
Erwin Haitzmann
Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Peter Hoetzinger, Vice-Chairman and President of Century Casinos,Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 29, 2002
/s/  Peter Hoetzinger
---------------------
Peter Hoetzinger
Vice-Chairman and President

                                  CERTIFICATION

I, Larry Hannappel, Chief Accounting Officer of Century Casinos,Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 29, 2002

/s/ Larry Hannappel
-----------------------
Larry Hannappel
Chief Accounting Officer