Form 10-K
period 2002-12-31
CENTURY CASINOS INC /CO/
filed 2003-03-13
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     ___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.
                                       OR
     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             200-220 E. Bennett Ave., Cripple Creek, Colorado 80813
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (719) 689-9100
            (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 12, 2003 based upon the average bid and asked price of $2.17 for the common stock on NASDAQ Stock Market on that date, was $ 20,950,683.

     As of February 12, 2003, the Registrant had 13,573,064 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002.

CENTURY CASINOS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)




                                      INDEX
 Part 1                                                                                                            Page
   Item 1.          Business                                                                                           3

   Item 2.          Properties                                                                                         17

   Item 3.          Legal Proceedings                                                                                  17

   Item 4.          Submission of Matters to a Vote of Security Holders                                                17

 Part II

   Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters                          17

   Item 6.          Selected Financial Data                                                                            19

   Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations              20

   Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                                         30

   Item 8.          Financial Statements and Supplementary Data                                                        30

                    Report of Independent Certified Public Accountants - Grant Thornton LLP                            F1

                    Report of Independent Certified Public Accountants - PricewaterhouseCoopers Inc.                   F2

                    Consolidated Balance Sheets as of December 31, 2002 and 2001                                       F3

                    Consolidated  Statements  of  Earnings  for the Years  Ended
                    December 31, 2002, 2001 and 2000                                                                   F4

                    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
                    the Years Ended December 31, 2002, 2001, and 2000                                                  F5

                    Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2002, 2001 and 2000                                                                   F6

                    Notes to Consolidated Financial Statements                                                         F8

   Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               30

 Part III

   Item 10.         Directors and Executive Officers of the Registrant                                                 31

   Item 11.         Executive Compensation                                                                             31

   Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     31

   Item 13.         Certain Relationships and Related Transactions                                                     31

 Part IV

   Item 14.         Controls and Procedures                                                                            31

   Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   32

 SIGNATURES

 SECURITIES EXCHANGE ACT RULE 13a-14 AND 15d-14 CERTIFICATIONS OF CEO, PRESIDENT AND CFO


CENTURY CASINOS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)

                                     PART I

Item 1. Business.

General

     Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp.
("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa
(Pty) Ltd. ("CCA"), a 94.8% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL") (100% as of January 2003), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CCM manages Casino Millennium located within a hotel in Prague, Czech Republic, and the Company serves as concessionaire of small casinos on luxury cruise vessels operated by Silversea Cruises and The World of ResidenSea. The Company regularly pursues additional gaming opportunities internationally and in the United States.

     The Company was formed in 1992 to acquire ownership interests in, and to obtain management contracts with respect to, gaming establishments. The Company was founded by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. The Company, formerly known as Alpine, is the result of a business combination completed on March 31, 1994, pursuant to which CCM shareholders acquired approximately 76% of the then issued and outstanding voting stock of the Company, and all officer and board positions of the Company were assumed by the management team of Century Management. Effective June 7, 1994, the Company reincorporated in Delaware under the name "Century Casinos, Inc." Because the Company is the result of this transaction, the Company's business has been combined with that of Century Management, and references herein to the Company refer to the combined entities, unless the context otherwise requires.

     On March 31, 1994, the Company through a merger with Alpine Gaming, Inc. acquired Legends Casino ("Legends"). On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P., the owner of Womack's Saloon & Gaming Parlor, which was adjacent to Legends. Following this acquisition, both properties were renovated to facilitate the marketing of the combined properties as one casino under the name "Womacks Casino and Hotel" ("Womacks").

     In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Ltd. ("CCBC"). In June 2001, the company name for CCBC was changed to Century Casinos Caledon (Pty) Ltd. ("CCAL"). CCAL was awarded a casino license and owns a 92-room resort hotel, spa, casino and approximately 600 acres of land (representing approximately 230 hectares) in Caledon, South Africa. The Company has a long-term agreement to manage the operations of the casino, which began in October 2000. In November 2000, the Company, through its South African subsidiary, increased its equity interest in CCAL by 15%, raising its total ownership to 65%. In January 2003, the Company, through its South African subsidiary, increased its equity interest by 35% and now owns 100% of the common stock of CCAL.

     The Company's operating revenue for 2002, 2001 and 2000 was derived principally from Womacks and CCAL as reported in Note 7, Segment Information, of the Consolidated Financial Statements. See the Consolidated Financial Statements and the notes thereto included herein for operating revenue, earnings (loss), and total assets information, by segment, for 2002, 2001 and 2000. Information on operating results for the three most recent fiscal years is set forth in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     As of December 31, 2002, the Company owned, operated or managed the properties noted in the table below.



                         Summary of Property Information

============================ ================== ================== ==================== ==================== ===================
         Property              Casino Space      Number of Slot      Number of Table      Number of Hotel        Number of
                                                     Machines              Games                Rooms            Restaurants
                                 Sq Ft (1)
============================ ================== ================== ==================== ==================== ===================
Womacks                           20,000               682                  6                   21                   2
============================ ================== ================== ==================== ==================== ===================
Caledon                           11,400               275                  8                   92                   2
============================ ================== ================== ==================== ==================== ===================
Casino Millennium (2)              6,200               48                  15                    -                   -
============================ ================== ================== ==================== ==================== ===================
Cruise Ships (total of             4,100               94                  17                    -                   -
five) (2)
============================ ================== ================== ==================== ==================== ===================


(1) Approximate.

(2) Operated under concession agreement.

     Information contained in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

     The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors, which are beyond the control of the Company. These risks include the competitive environment in which the Company operates, the Company's dependence upon the Cripple Creek, Colorado and Caledon, South Africa gaming markets, the effects of governmental regulation and other risks described herein.

Womacks Casino and Hotel, Cripple Creek, Colorado

On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks Saloon and Gaming Parlor in Cripple Creek, Colorado. Following the Company's acquisition of Gold Creek, the property was consolidated with the Company's Legends Casino, and the combined properties have been marketed since then as one casino under the name "Womacks Casino and Hotel." Management implemented certain consolidation, expansion and capital improvement programs. The Company created openings in the common walls in order to open up and integrate the gaming areas of the two casinos, expanded the existing player tracking system of Womacks Saloon and Gaming Parlor to include all of the Legends gaming devices; made general interior enhancements; installed additional gaming devices and replaced older generation equipment; and added additional hotel rooms.

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

Womacks currently has approximately 682 slot machines, six limited stakes gaming tables, 21 hotel rooms, and 2 restaurants. It has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, with approximately 20,000 square feet of floor space. Gaming in Colorado is "limited stakes" which restricts any single wager to a maximum of five dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 97% of total gaming revenues, is currently impacted only marginally by the five dollar limitation.

Management believes that an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. The Company presently owns or leases nearly four hundred parking spaces.

In 1997, the Company exercised its purchase option to acquire three lots (formerly known as the "Wright Property"), consisting of 9,375 square feet of land across the street from Womacks for $785 in cash. This property provides the Company with customer parking. The Company subsequently paved the property and currently uses it for customer parking.

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

The Company leases 10 city lots from the City of Cripple Creek for parking. Annual rent payments total $90 and the lease agreement, as amended on February 17, 2000, expires on May 31, 2010. The agreement contains a purchase option whereby the Company may purchase the property for $3.25 million, less cumulative lease payments, at any time during the remainder of the lease term. The Company has paved the property and currently uses it for customer parking.

In March 1999, the Company entered into a purchase option agreement for a piece of property, located in Cripple Creek across Bennett Avenue from Womacks. The agreement, as amended in February 2000, provides for an option period through March 31, 2004 and an exercise price of $1.5 million, less 50% of cumulative option payments through the exercise date.

In May 2000, the Company completed its acquisition of two parcels of land located near Womacks for $1.85 million. The two parcels provide more than 100 parking spaces for casino patrons. The Company has paved the property.

In August 2000, the Company completed construction of and opened the Womacks Events Center located near its Womacks/Legends Casino. Through an arrangement with the City of Cripple Creek, the Events Center is available to them for the first three years. The agreement expires in June 2003. The second floor of the building houses much of the Company's administration and accounting departments, thereby freeing up valuable floor-space in Womacks, which allowed for additional hotel and casino expansion.

In May 2002, Womacks acquired the Palace Casino building and adjoining property for $1.2 million. Womacks has spent an additional $155 to convert the majority of the property, which is adjacent to the Womacks Casino and Hotel, into an additional 41 parking spaces.

In September 2002, the Company opened the first phase of its 6,022 square foot expansion, increasing its gaming space by approximately 2,000 square feet. The second and final phase of the construction is expected to be completed in the second quarter of 2003.

Century Casinos Caledon (Pty) Ltd. - Caledon, South Africa

An application for a casino license in Caledon, South Africa, a province of the Western Cape, was filed in October 1999 with the Western Cape Gambling and Racing Board by Caledon Casino Bid Company (Pty) Limited ("CCBC") doing business as The Caledon Casino, Hotel and Spa. The Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), originally had a 50% equity interest in CCBC, by virtue of an agreement entered into between CCA and CCBC, together with various affiliated entities. In December 1999, in anticipation of a successful application, the Company entered into a ten-year casino management agreement with CCBC, which agreement may be extended at the Company's option for multiple ten-year periods, whereby the Company will earn management fees based on percentages of annual gaming revenue and earnings before interest, income taxes, depreciation, amortization and certain other costs.

On February 16, 2000, the Western Cape Gambling and Racing Board awarded Successful Applicant status to CCBC. On April 13, 2000, CCBC was awarded the final license and the Company, through CCA, invested approximately $3.8 million (based on the exchange rate at that time) consisting of approximately $1.5 million (Rand ("R") 10 million) in equity and $2.3 million in debt (R15 million).

In December 2000, the Company through CCA, acquired an additional 15% of The Caledon Casino, Hotel and Spa - raising its ownership in CCBC to 65%. Terms of the agreement included the payment of approximately $1.8 million by CCA to its partners in exchange for 15% of the total common stock of CCBC (valued at approximately $1.2 million) and a shareholder loan to CCBC previously held by its partners (with a value of approximately $600).

In June 2001, the company name for CCBC was changed to Century  Casinos  Caledon
(Pty) Ltd. ("CCAL").

In January 2003, the Company, through CCA, acquired the remaining 35% interest in CCAL becoming the sole owner of all of the common stock of CCAL. In addition to 4,000 shares of common stock, there are a total of 200 preference shares issued to two minority shareholders (100 each). See a further explanation in
Note 6, Shareholders' Equity, to the Consolidated Financial Statements.

CCAL is located approximately one hour's drive from Cape Town on approximately 600 acres (230 hectares) of land adjacent to the N-2 highway, the main thoroughfare between Cape Town and Durban. This highway is known as the Garden Route, passing through an established tourist area known for its popular coastal towns, whale watching and wineries. Caledon is home to a 100 year-old annual wild flower show and a well-known 200 year-old national landmark with mineral hot springs located on the CCAL resort site. Casino gaming in South Africa is "unlimited wagering" where each casino can set its own limits. As a result, the relationship between table games revenues and slot revenues resembles more traditional gaming markets (unlike Cripple Creek where over 97% of gaming revenues are derived from the slot machines).

Casino Millennium, Prague, Czech Republic

In January 1999, the Company, through CCM, entered into a 20-year agreement with Casino Millennium a.s., a Czech company ("CM"), and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. During 2001, Bau Holding AG changed its name to Strabag AG. The Company provides casino management services in exchange for 10% of the casino's gross revenue, and has provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval in principle, which has been obtained. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash. This payment will allow the Company a 10% ownership in CM, subject to the repayment of a CM loan to a Czech bank by Strabag AG, which has not been repaid. The balance of the acquisition is expected to be completed in 2003 by contributing assets valued at approximately $852.

Silversea Cruises

In May 2000, the Company signed a five-year casino concession agreement with Silversea Cruises, a world-renowned, six-star cruise line based in Fort Lauderdale, Florida. The agreement gives the Company the exclusive right to install and operate casinos aboard four Silversea vessels. The Company operates each shipboard casino for its own account and pays concession fees based on gross gaming revenue.

Starting in late September 2000 with the new, 388-passenger Silver Shadow, the Company began its shipboard casino operations. Within 60 days thereafter, the Company installed casinos on the 296-passenger vessels Silver Wind and Silver Cloud. In June 2001, the Company installed its fourth casino aboard the new, 388-passenger Silver Whisper. In October 2001, the Silver Wind was taken out of service. It is expected to resume operations in June 2003. The Company has a total of 74 slot machines and 14 tables on the four combined shipboard casinos.

The World of ResidenSea

On August 30, 2000, the Company signed a five-year casino concession agreement with ResidenSea Ltd., the operator of The World of ResidenSea, which is the world's first luxury residential resort community at sea continuously circumnavigating the globe. ResidenSea is the first to offer private residences on board a ship for purchase by customers. The ResidenSea vessel has a total of 110 residences and 88 guest suites with purchase prices starting at $2.2 million.

The Company has equipped the casino with 20 slot machines and 3 tables and operates the shipboard casino which departed for its maiden voyage in March 2002. The Company operates the shipboard casino for its own account and pays concession fees based on gross gaming revenue. In addition, the Company has a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement.

Additional Company Projects

In addition to Womacks in Cripple Creek, Colorado; Caledon Casino, Hotel and Spa in Caledon, South Africa; Casino Millennium in Prague, Czech Republic; Silversea Cruises and the ResidenSea, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could have a materially adverse affect on a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date, the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic, and the Western Cape province of South Africa. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

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

South Africa - During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($46.6 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun

Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

While there can be no certainty as to the eventual outcome of Silverstar's efforts, CCA maintains the ownership of the land (book value of $514) that remains central to the Silverstar casino project, and the Company has allocated minor funding towards further pursuit of this opportunity.

Punta Del Este, Uruguay - In 2001, a local consortium, including the Company as its casino management partner, has submitted an official expression of interest to the Uruguayan government for the development and operation of a Resort, Convention Center and Casino in the internationally recognized Uruguayan beach resort Punta del Este.

The consortium considered making a formal application to the Uruguayan Authorities in due course, but the application process has been halted by the Uruguayan Authorities and there can be no certainty that a final application will ever be made.

Revolving Credit Facility

     In March 1997, the Company entered into a four-year revolving line of credit facility (the "RCF") with Wells Fargo Bank ("Wells Fargo"). Various provisions of the RCF were subsequently amended, including an increase in the facility to $20 million in 1998, an increase to $26 million in April 2000 whereby the line of credit decreases quarterly beginning in the fourth quarter of 2000 and an extension of the maturity date to April 2004. In August 2002, the RCF was further amended to increase the facility to its original amount of $26 million, an increase of $5,777, revise the quarterly reduction schedule and extend the maturity date to August 2007. At December 31, 2002, the maximum available under the RCF was $26.0 million. An annual commitment fee of between three-eighths and one-half percent, payable quarterly, is charged on the unused portion of the RCF. The RCF also contains an interest rate matrix that ties the interest rate charged on outstanding borrowings to the Company's leverage ratio, as defined. The Company's weighted-average interest rate on the RCF was 9.15% in 2002, 9.04% in 2001 and 8.58% in 2000. The Company has entered into two interest rate swap agreements as more fully described in Note 5, Long-Term Debt, to the Consolidated Financial Statements. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF would have been 4.68% in 2002, 7.18% in 2001 and 9.11% in 2000. At December 31, 2002,
the Company's unused borrowing capacity under the RCF was approximately $14.5 million. A portion of the proceeds of borrowings under the RCF was used for the development of The Caledon Casino, Hotel & Spa. The RCF is secured by substantially all of the real and personal property of Womacks. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments. The Company has entered into two interest rate swap agreements that effectively fix the interest rates at 5.55% on $7.5 million of the variable rate debt and 7.95% on $4.0 million of the variable rate debt. The swap on $7.5 million will mature on October 1, 2003. The swap on $4.0 million will mature on July 1, 2005. See
Note 5, Long-Term Debt, to the Consolidated Financial Statements for further information.

Marketing Strategy

Womacks Casino and Hotel - The marketing strategy of Womacks highlights promotion of the Womacks Gold Club, a players club with a database containing profiles on over 100,000 members. Gold Club members receive benefits from membership, such as cash, coupons, merchandise, preferred parking, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive information about upcoming events and parties, and, depending on player ranking, also receive invitations to special events.

Caledon Casino, Hotel & Spa - As with Womacks described above, the marketing strategy of The Caledon Casino, Hotel & Spa highlights promotion of its players club and building its player information database. Players club members receive benefits such as cash, coupons, merchandise, food and lodging. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events.

Competition

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

Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Black Hawk and Central City. Cripple Creek operated approximately 27% of the gaming devices and generated 20% of gaming revenues for these three cities during the year ended December 31, 2002. As of December 31, 2002, there were 17 casinos operating in Cripple Creek.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar year 1999 through 2002. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.



                                                      GAMING REVENUE BY MARKET

                                         % change              % change               % change               % change
                                           Over                  Over                   Over                   Over
                               1999     Prior Year    2000     Prior Year    2001     Prior Year     2002    Prior Year
                           ---------------------------------------------------------------------------------------------
    CRIPPLE CREEK              $122,611    8.3%      $134,630     9.8%       $138,618      3.0%      $142,436     2.8%

    Black Hawk                 $354,914   30.5 %     $433,769    22.2%       $478,326     10.3%      $524,465     9.6%

    Central City                $73,794   -21.5%      $63,453    -14.0%       $59,730     -5.9%       $52,800    -11.6%
                              ---------             ---------               ---------                --------
    COLORADO TOTAL             $551,319    15.0%     $631,852     14.6%      $676,674      7.1%      $719,701     6.4%
                              =========    =====    =========     =====     =========      ====      ========     ====


                                                       CRIPPLE CREEK SLOT DATA

                                        % change                % change                % change                 % change
                                          Over                    Over                    Over                     Over
                              1999     Prior Year     2000     Prior Year     2001     Prior Year     2002      Prior Year
                          --------------------------------------------------------------------------------------------------
    Total Slot Revenue        $117,385        9.0%    $129,500       10.3%    $134,330        3.7%     $138,645        3.2%

    Average Number
    Of Slots                     4,071       -7.1%       4,148        2.2%       4,170        0.5%        4,187        0.4%

    Average Win Per
    Slot Per Day            79 dollars       19.9%  85 dollars        4.7%  88 dollars        3.5%   91 dollars        2.5%



Gaming in Colorado is "limited stakes," which restricts any single wager to a maximum of five dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 97% of total gaming revenues, is currently impacted only marginally by the five dollar limitation.

The Company faces intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size and many other smaller casinos. There can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to or more substantial than those recently undertaken by the Company, thereby further increasing competition, or that large, established gaming operators will not enter the Cripple Creek market. The Company seeks to compete against these casinos through promotion of Womacks Gold Club and superior service to players. Management believes that the casinos likely to be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a certain critical mass.




                                      CENTURY CASINOS' PROPERTY IN CRIPPLE CREEK
                                             ("Womacks Casino and Hotel")

                                        % change                % change                % change               % change
                                          Over                    Over                    Over                   Over
                              1999     Prior Year     2000     Prior Year     2001     Prior Year     2002    Prior Year
                          ------------------------------------------------------------------------------------------------
    Total Slot Revenue         $22,235   19.6%         $23,670    6.5%         $23,142   -2.2%         $23,563   1.8%

    Average Number
    Of Slots                      592     4.8%            627     5.9%            593    -5.4%        640        7.9%

    Average Win Per
    Slot Per Day           103 dollars   13.7%     103 dollars       -     107 dollars    3.6%     101 dollars   -5.6%

    Market Share in %            18.9%    8.3%           18.3%   -3.1%           17.2%   -5.7%           17.0%   -1.3%


The Company competes, to a far lesser extent, with 20 casinos in Black Hawk and 5 casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

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

The Caledon Casino, Hotel and Spa operates its casino under one of only four licenses awarded in the Western Cape Province, which has a population of approximately 4 million. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, management continues to believe that the Caledon Casino, Hotel and Spa faces intense competition from a large casino located in Cape Town approximately one hour from Caledon and, to a much lesser degree, two other casinos. The Company will strive to compete against these casinos by emphasizing Caledon's destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players.

In addition, there is intense competition among companies in the South African gaming industry, and the gaming industry in general, and many gaming operators have greater name recognition, financial and marketing resources than the Company. The Company competes with many established operators in gaming venues other than the Western Cape Province. Many of these operators have greater financial, operational and personnel resources than the Company. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

The National Gambling Board has approved the introduction of Limited Payout Machines ("LPM"). The National Gambling Board has approved 375 such devices for the Overberg region of the Western Cape, the market in which CCAL operates. An approved operator will be permitted to operate the devices without the overhead of a typical casino. They will however, be subject to central monitoring.

Casino gaming in South Africa is "unlimited wagering" where each casino can set its own limits. As a result, the relationship between table games revenues and slot revenues resembles more traditional gaming markets (unlike Cripple Creek where over 97% of gaming revenues are derived from the slot machines). The casino has 275 slot machines and 8 table games including blackjack, roulette and poker.


                                           2002 AND 2001 GAMING REVENUE

                                                               % change                         % change
                                                                 Over                             Over
                                                2002        Prior Year (2)       2001        Prior Year (1)

   CALEDON CASINO                     Rand     R61,100           21.3%           R50,368          N/A
                            USD equivalent      $5,899                            $5,892

   Other (3 casinos)                  Rand    R861,821           15.5%          R745,943          N/A
                            USD equivalent     $83,438                           $87,530

   WESTERN CAPE TOTAL(1)              Rand    R922,921           15.9%          R796,311          N/A
                            USD equivalent     $89,337                           $93,422
                                               =======                           =======

(1) Western Cape information not available for 2000.
(2) Excluding effects of fluctuations in foreign exchange rate.




                             CALEDON MARKET POSITION

                                     % change               % change
                                       Over                   Over
                           2002     Prior Year     2001    Prior Year (2)
                         --------------------------------------------------
Market Share in % (1)      6.6%        4.8%        6.3%         N/A

                         --------------------------------------------------
Average Number
Of Slots                    254        1.6%        250          N/A

Slot Machine % of Total
Western Cape Market        11.2%       0.9%       11.1%         N/A

Average Number
Of Tables                    8        -42.9%        14          N/A

Table % of Total
Western Cape Market        9.9%       -34.9%      15.2%         N/A

(1) Based on the total Adjusted Gaming Revenue of Western Cape.
(2) Western Cape information not available for 2000.






                                            CENTURY CASINOS' PROPERTY IN CALEDON
                                             ("The Caledon Casino, Hotel & Spa")

                                   2000                             2001                               2002
                      ------------------------------- ---------------------------------- ----------------------------------
                          Rand           US $               Rand            US $               Rand            US $
                      ------------------------------- ---------------------------------- ----------------------------------
   Total Slot Revenue      R21,478        $2,838            R43,750          $5,104            R55,276          $5,343

   Average Number
       Of Slots                    250                               250                                254

   Average Win Per
     Slot Per Day      1,047 Rand *   138 dollars *        479 Rand       56 dollars          596 Rand       58 dollars

  * Partial year - The Caledon Casino opened for business on October 11, 2000.
It was in operation for 82 days in the year 2000.


The decline in the average slot per day is largely due to the December 2000 opening of a major competitor in Cape Town, approximately one hour from Caledon, with approximately 1,400 slot machines and the devaluation of the Rand versus the U.S. dollar throughout 2001 and a majority of 2002. The Company is focusing its marketing efforts on increasing the gaming revenue by increasing its market share.

Employees

     Womacks Casino and Hotel - The Company employs approximately 200 persons in Cripple Creek, CO on a full-time equivalent basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998, the Company adopted a 401(k) Savings and Retirement Plan for its employees.

     Caledon Casino, Hotel & Spa - The Caledon Casino, Hotel & Spa employs approximately 350 persons on a full-time equivalent basis, including cashiers, dealers, room service, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

     Casino & hotel employees are represented by the T.E.U.S.A. (Technical Employee Union of South Africa). Membership in the union is not mandatory and less than 50% of eligible employees are currently members. On November 24, 2001 the T.E.U.S.A. initiated a strike action against the hotel and casino. An application for a temporary interdict was granted by the Labor Court with cost to the union and union officials. Employees returned to work on December 15, 2001 and on January 29, 2002 the temporary interdict was made final. There was no further industrial action.

Seasonality

     Womacks Casino and Hotel - The Company's business in Cripple Creek, CO is at its highest levels during the tourist season (i.e., from May through September). Its base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

     Caledon Casino, Hotel & Spa - The Company's business in Caledon is seasonal; the highest levels of business activity will occur in the holiday season in December. Caledon has a very mild climate and management is optimistic that it can maintain steady traffic to The Caledon Casino, Hotel & Spa in the winter months (June through September) due to its enhanced historic hot springs facilities.

Governmental Regulation and Licensing

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

     Caledon Casino, Hotel & Spa - Caledon's gaming operations are subject to strict regulations by the Western Cape Gambling and Racing Board under national and provincial legislation. Statutes and regulations require the Company to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. Management believes that the Company is in compliance with applicable gaming regulations.

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

     Silversea Cruise Ships and The World of ResidenSea - The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, the Company follows standardized rules and practices in the daily operation of the casinos. This segment of the Company's operations accounted for less than 3% of the Company's total net operating revenue for 2002.


Item 2.  Properties.

     The Company's U.S. offices are located at 200-220 East Bennett Avenue, Cripple Creek, Colorado. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties. See also Note 5, Long-Term Debt, to the Consolidated Financial Statements for complete disclosure of the debt instruments which are secured by Company's property.

Item 3.  Legal Proceedings.

     The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2002 annual meeting of the stockholders of the Company was held on July 5, 2002. At the annual meeting the two Class II directors to the Board, Peter Hoetzinger and James Forbes were re-elected to the Board for a three year term. On this proposal to elect the Class II directors, the votes were: Peter Hoetzinger, 12,154,035 for, 0 (zero) against, and 19,536 abstained; James Forbes, 12,154,035 for, 0 (zero) against, and 19,536 abstained. No other proposals were brought for a vote of the stockholders.

                                     PART II

Item 5. Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        Matters.


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

Quarter Ended                Low             High

March 31, 2001              $1.63            $2.53
June 30, 2001               $1.69            $2.24
September 30, 2001          $1.65            $2.22
December 31, 2001           $1.86            $2.39

March 31, 2002              $2.02            $3.81
June 30, 2002               $2.60            $3.44
September 30, 2002          $1.95            $3.13
December 31, 2002           $1.63            $2.30

     At December 31, 2002, the Company had approximately 100 shareholders of record of its common stock; management estimates that the number of beneficial owners is approximately 1,409.

     At the present time, management of the Company intends to use any earnings that may be generated to finance the growth of the Company's business. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.

     The following table provides the information as of December 31, 2002 relating to securities authorized for issuance under equity compensation plans.




--------------------------------- ------------------------------ ------------------------------ ------------------------------
Plan category                     Number of securities to be     Weighted-average exercise      Number of securities
                                  issued upon exercise of        price of outstanding           remaining available for
                                  outstanding options,           options, warrants and rights   future issuance under equity
                                  warrants and rights                                           compensation plans
                                                                                                (excluding securities reflected
                                                                                                in column (a))
                                  (a)                            (b)                            (c )
--------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity compensation plans                   2,790,700                        $1.30                        1,652,909
approved by security holders
--------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity compensation plans not                   -                              -                              -
approved by security holders
--------------------------------- ------------------------------ ------------------------------ ------------------------------
Total                                       2,790,700                        $1.30                        1,652,909
--------------------------------- ------------------------------ ------------------------------ ------------------------------


     The Company has adopted the Employees' Equity Incentive Plan (the "Plan"). The Plan as subsequently amended provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Through December 31, 2002, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company's Incentive Plan Committee has the power and discretion to, amongst other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allows limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee's family trust. As of December 31, 2002 there were 2,790,700 options outstanding under the Employee's Equity Incentive Plan.

Item 6. Selected Financial Data



                                                          For the Year Ended December 31,

                                    2002              2001             2000              1999            1998
                                    ----              ----             ----              ----            ----
                                  (2), (3)             (4)              (1)

Results of Operations:
   Net Operating Revenue        $   29,337       $    29,576       $   26,232       $   20,929       $   17,281
   Net Earnings                      3,079             2,455            3,253            2,221            1,928
   Net Earnings per Share:
     Basic                      $     0.23       $      0.18       $     0.23       $     0.15       $     0.13
     Diluted                    $     0.20       $      0.16       $     0.22       $     0.15       $     0.13
Balance Sheet:
   Cash and Cash
   Equivalents                  $    5,073       $     3,365       $    9,077       $    2,508       $    2,176
   Total Assets                     51,143            44,819           56,122           34,023           34,684
   Long-Term Obligations            16,531            15,991           20,314           10,459           12,229
   Total Liabilities                24,040            22,641           33,152           12,892           15,536
                               ---------------------------------------------------------------------------------
   Total Shareholders' Equity       27,103            22,178           22,970           21,131           19,148
                               ---------------------------------------------------------------------------------


(1) In April 2000, the Company, through CCA, purchased 50% interest in CCAL, which was awarded a casino license in April 2000. The Caledon Casino, Hotel and Spa opened for business in October 2000. In December 2000, the Company, through CCA, acquired an additional 15% of The Caledon Casino, Hotel and Spa, raising its ownership of the project to 65%.

(2) Effective 2002, in accordance with SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. The goodwill amortization expense for the years ended December 31, 2001, 2000, 1999 and 1998 was $1,171, $1,118, $841 and $841, respectively.

(3) In 2002, the Company wrote down the value of the non-operating casino property and land held for sale in Nevada by $447 and has recorded a $399 write-off for advances made and pre-construction costs incurred in conjunction with the Johannesburg project and a $298 write-off for unpaid management fees from Casino Millennium. See Note 12, Property Write-Down and Other Write-Offs, to the Consolidated Financial Statements.

(4) In 2001, the reduction in total assets is principally the result of the effects of the change in the exchange rate on CCAL assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


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


Results of Operations

Comparison of the year ended December 31, 2002 with the year ended December 31, 2001

Cripple  Creek,  Colorado
Womacks is located in Cripple Creek, Colorado. Net operating revenue, derived principally from its gaming operations, increased to $21,260 in 2002 from $21,022 in 2001. Womacks casino revenue increased to $20,983 in 2002 from $20,645 in 2001, or 1.7%. In the fourth quarter of 2001, the Company undertook a 6,022 square foot expansion to the rear of the property, of which half will increase space for gaming. The first half of the project was completed in September 2002 and the last half of the project is expected to be completed in the second quarter of 2003. The average number of gaming devices in 2002 were 640 compared to an average of 593 in 2001. The Company's share of the overall Cripple Creek market was 16.9% in 2002 compared to 17.0% in 2001. Womacks Casino operated approximately 15.3% of the gaming devices in the Cripple Creek market in 2002, with an average win per day per machine of $101 dollars compared with a city average of $91 dollars. In 2001, Womacks operated approximately 14.2% of the gaming devices in the Cripple Creek market, with an average win per machine per day being $107 dollars compared with the city average of $88 dollars. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 66.5% compared to 69.4% a year earlier. In 2002, Womacks paid a higher amount of royalties on participation machines. With participation machines, Womacks pays a fee to the manufacturer based on a percentage of the win. In most instances, the branded games that are being introduced to the market are not available for purchase. They can only be installed in the casino via revenue sharing or participation agreements. Management makes its decisions to introduce these machines based on the consumer demand for the product. Gaming tax in Colorado is calculated on a graduated scale, therefore the effective rate increases as casino revenue improves. Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix.

Food and Beverage revenues in 2002 decreased to $945 from $1,132 in 2001, or 16.5%, primarily the result of reducing the operating hours in the Goldmine restaurant. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience and converted the upstairs restaurant to a fine dining restaurant with limited operating hours. The cost of food and beverage promotional allowances, which are included in casino costs, slightly increased to $954 in 2002 from $950 in 2001.

Hotel revenue increased to $248 from $144, or 71.7% as the result of introducing 10 new luxury rooms in July of 2001 and 3 additional luxury rooms at the end of the first quarter of 2002. All of the revenue generated by the hotel operation is derived from comps to better players.

General and administrative expenses increased to $4,129 in 2002 from $4,046 in 2001, or 2.1%.

Depreciation decreased to $1,334 in 2002 from $1,655 in 2001. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $1,342 in amortization expense.

Interest expense, including debt issuance cost, decreased to $1,421 in 2002 from $1,433 in 2001. Since the second quarter of 2000 the Company has borrowed a total of $7 million under the RCF to fund its investments in South Africa. The resulting interest charge of approximately $777 in 2002 and $926 in 2001 has been charged against the Cripple Creek segment and has not been allocated to the South African segment during 2002 and 2001, respectively, in order to comply with the reporting requirements established by the Company's lender.

The Cripple Creek segment recognized income tax expense of $3,259 in 2002 versus $2,697 in 2001 due to an increase in pre-tax earnings.

South Africa
When comparing last year to the current year, the deterioration in the Rand versus the dollar has had a negative impact on the reported revenues and a positive impact on expenses.

Net operating revenue provided by the segment decreased to $7,083 in 2002 from $7,408 in 2001. The Caledon Casino Hotel and Spa faces intense competition from a significantly larger casino operation in Cape Town, S.A. approximately one hour away. Caledon casino revenue decreased to $5,728 in 2002 from $5,772 in 2001, or 0.8%. Excluding the effect of the Rand conversion rate from year to year, casino revenue increased by 20.3%. Gross margin for the Caledon casino activities (casino revenues, less casino expenses) increased to 62.8% from 55.4% a year earlier, as a result of management's ability to contain costs while it has increased gaming revenue through its marketing efforts.

Food and beverage revenue increased to $804 in 2002 from $765 in 2001, or 5.0%. Excluding the effect of the change in the Rand conversion rate from year to year, food and beverage revenue increased by 26.1%.

Hotel revenue increased to $633 in 2002 from $611 in 2001. Excluding the effect of the change in the Rand conversion rate from year to year, hotel revenue increased by 24.3%, primarily due to the increase in the number of rooms comped by the casino to its better players.

General and administrative expenses decreased to $1,685 in 2002 from $1,810 in 2001, or 6.9%. Excluding the effect of the change in the Rand conversion rate from year to year, general and administrative expenses increased by 13%.

Depreciation expense incurred in South Africa decreased to $734 in 2002 from $1,219 in 2001 due in part to the effect of the currency devaluation. As a result of adopting SFAS No. 142 the Company no longer amortizes the remaining balance in goodwill resulting in a reduction of $75 in amortization expense.

Interest expense, including debt issuance cost, decreased to $804 in 2002 from $881 in 2001. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in both 2002 and 2001.

Property write-down and other write-offs in 2002 includes a pre-tax charge of $377 to write off advances made, and pre-construction costs incurred, in conjunction with the Johannesburg project.

The South African segment recognized an income tax expense of $416 in 2002 versus an income tax benefit of $157 in 2001. The South African Revenue Service
(SARS) is currently auditing the tax returns of Century Casinos Caledon (Pty) Ltd (CCAL) filed for calendar years 2000 and 2001. SARS is questioning the deductibility of certain licensing and pre-opening costs, among others, deducted for tax purposes. The Company has recorded a $56 charge as an estimated additional tax as a result of the audit.

Cruise Ships
Net operating revenue decreased to $824 in 2002 from $891 in 2001. Gross margin for the casino activities (casino revenues, less casino expenses) increased to 31.7% from 23.9% a year earlier. Following the tragedy of the September 11, 2001 attacks on the World Trade Center, the cruise ships have seen a substantial decrease in the amount of passenger traffic. In October 2001, Silversea Cruises removed from service one of the four ships on which the Company has casino operations. In 2002, cruise ship casino operations started to rebound as the travel industry began to recover. In March 2002, The World of ResidenSea embarked on her maiden voyage. The Silver Wind, which was removed from operation when passenger traffic declined during the last year, is being refurbished and is expected to return to operation in June 2003. In 2002, the Company operated an average of 165 gaming positions on the four cruise liners in service.

Depreciation expense has slightly decreased to $45 in 2002 from $47 in 2001.

$88 has been allocated to the cruise ships for income taxes in the year 2002 compared to $82 in 2001.

Corporate & Other
Net operating revenue of $170 for 2002 and $255 for 2001 consists principally of management fees earned from operating Casino Millennium in Prague, Czech Republic. The management fees decreased to $149 in 2002 from $205 in 2001. In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino has been severely limited for months following the disaster and has negatively affected the casino operation. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium.

General and administrative expense decreased to $1,565 in 2002 from $1,673 in 2001, or 6.4%,

Depreciation expense decreased to $191 in 2002 from $226 in 2001.

Property write-down and other write-offs in 2002 includes a pre-tax charge in the amount of $447 to reduce the value of a non-operating property held by the Company in Nevada to its fair value, less costs to sell, based on the current assessment of the property and a pre-tax charge of $298 to write off unpaid management fees and loans related to its operations in Prague, Czech Republic. An additional $27 in interest income on the unpaid management fees and loans was also written off, bringing the total pre-tax charge for the segment to $772. Property write-down and other write-offs in 2001 include a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada. The current book value of the property is $421. By agreement (see Footnote No. 8, Commitments, Contingencies and Other Matters, to the
Consolidated Financial Statements), $196 remaining in the value of the receivable, will be contributed as part of the Company's proposed investment in the property.


Comparison of the year ended December 31, 2001 with the year ended December 31, 2000

Cripple Creek, Colorado
Net operating revenue, derived principally from its gaming operations, decreased marginally to $21,022 in 2001 from $21,612 in 2000. Womacks casino revenue decreased to $20,645 in 2001 from $21,211 in 2000, or 2.7%. During the first quarter of 2001, the Company undertook an extensive remodeling of the second floor of its property, transforming previously used gaming space into much needed hotel space. The number of gaming devices was reduced to an average of 593 in 2001 from an average of 627 during 2000. The construction was a necessary step towards the future expansion of gaming space to the rear of the property. The Company's share of the overall Cripple Creek market decreased to 17.0% in 2001 from 17.9% in 2000. Womacks Casino operated approximately 14.2% of the gaming devices in the Cripple Creek market in 2001, with an average win per day per machine of $107 dollars compared with the city average of $88 dollars. Gross margin for the Cripple Creek casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) remained relatively flat at 69.4% compared to 70.0% a year earlier.

Food and Beverage revenues in 2001 increased to $1,132 from $1,002 in 2000, or 12.9% as the Company continued to focus on improving service. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $950 in 2001 from $829 in 2000.

Hotel revenue increased to $144 in 2001 from $81 in 2000, or 77.7% as the result of introducing 10 new luxury rooms in July of 2001. All of the revenue generated by the hotel operation is derived from comps to its better players.

General and administrative expenses decreased to $4,046 in 2001 from $5,127 in 2000, or 21%. Expenses associated with the cost of check processing totaling $229 have been reclassified to casino cost. In addition, the cost of casino management allocated from corporate operations has been reduced by $430 in 2001. Additional reductions in payroll cost further reduced the administrative expenses by $217.

Depreciation decreased to $1,655 in 2001 from $1,899 in 2000. Amortization remained unchanged at $1,342 in both 2000 and 2001.

Interest expense, including debt issuance cost, decreased to $1,433 in 2001 from $1,510 in 2000. In April 2000, the Company borrowed $3.8 million under the RCF to fund its investment in Caledon, South Africa. An additional $1,800 was borrowed in November 2000 to fund the acquisition of an additional 15% interest in the South African operation. The investment has resulted in the incursion of approximately $926 in cumulative interest charged to the Company's Cripple Creek operations. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has increased to 9.04% in 2001 from 8.58% in 2000. The average outstanding balance borrowed under the RCF was $11,716 in 2002 compared to $12,435 in 2001.

The Cripple Creek segment recognized income tax expense of $2,697 in 2001 versus $2,262 in 2000 due to an increase in pre-tax earnings.

South Africa
The acquisition of The Caledon Casino, Hotel & Spa contributed significant revenues to the consolidated results of the Company. The Caledon Casino, Hotel and Spa began operations in October 2000. Net operating revenue provided increased to $7,408 in 2001 from $4,155 in 2000. Deterioration in the Rand versus the dollar over the span of 2001 had a negative impact on the reported revenues. The Caledon Casino, Hotel & Spa also faces intense competition from a significantly larger casino operation in Cape Town, S.A., approximately one hour away. Gross margin for the Caledon casino activities (casino revenues, net of applicable casino gaming incentives, less casino expenses) decreased to 55.4% from 71.0% a year earlier. Management reduced expenses to an average of $224 per month in 2001 from an average of $426 per month in 2000 to offset the reduced level of revenue.

Food and beverage revenue provided by a full year of operation increased to $765 in 2001 from $375 in 2000, or 104%.

Hotel revenue provided by a full year of operation increased to $611 in 2001 from $176 in 2000. All of the revenue generated from the hotel operation is derived from comps to its better players.

General and administrative expenses increased to $1,810 in 2001 from $1,232 in 2000, or 46.9%. The 2000 results include approximately $652 in one time costs associated with the startup of the casino in October 2000.

Depreciation expense incurred in South Africa increased to $1,219 in 2001 from $290 in 2000 as a result of a full year of operation and early 2001 construction of the new spa. The amortization of goodwill resulting from the Company's late 2000 purchase of an additional 15% interest resulted in a charge of $75 in 2001.

Interest expense, including debt issuance cost, increased to $881 in 2001 from $367 in 2000. As of December 31, 2001, CCAL incurred approximately $3.9 million in debt at the exchange rate as of December 31, 2001 to fund the capital improvements to the Hotel, Casino & Spa. The weighted-average interest rate on the borrowings under the PSG loan agreement is 16.9% in both 2001 and 2000.

The South African segment recognized an income tax benefit of $157 in 2001 versus an income tax expense of $193 in 2000.

Cruise Ships
Beginning in the fourth quarter of 2000 the Company installed casino operations on four six-star vessels belonging to Silversea Cruises. Net operating revenue increased to $891 in 2001 from $189 in 2000. Gross margin for the casino activities (casino revenues, less casino expenses) decreased to 23.9% from 81.6% a year earlier. Following the tragedy of the September 11, 2001 attacks on the World Trade Center, the cruise ships have seen a substantial decrease in the amount of passenger traffic. In October 2001, Silversea Cruises removed from service one of the four ships on which the Company has casino operations. This, combined with the cost of transporting personnel to and from the ships, along with the cost of transporting new equipment and supplies for installation of gaming equipment on the ResidenSea, severely impacted the profitability in the fourth quarter.

Depreciation expense increased to $47 in 2001 from $6 in 2000 as a result of a full year of operation.

$82 was allocated to the cruise ships for income taxes in the year 2001 and $5 in 2000.

Corporate & Other
Management fees earned from operating Casino Millennium in Prague, Czech Republic increased to $205 in 2001 from $177 in 2000. Overall net operating revenues reported by the segment decreased to $255 in 2001 from $276 in 2000.

Depreciation increased slightly to $226 in 2001 from $216 in 2000.

General and administrative expense increased to $1,673 in 2001 from $1,509 in 2000, or 10.9%,

Property write-down and other write-offs in 2001 include a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada.

Other income for 2000 includes a $1,380 in income from the sale of the Company's casino rights in an Indiana riverboat gaming license.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5.1 million (including $491 of restricted cash) at December 31, 2002, and the Company had net deficit working capital of $20. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company has a total commitment of $26,000 and unused borrowing capacity of approximately $14,500 at December 31, 2002.

For the year ended December 31, 2002, cash provided by operating activities was $7.4 million compared with $6.4 million in 2001 and $7.1 million in 2000.

Cash used in investing activities of $4.5 million for the year ended 2002, consisted of $1,355 towards the purchase and improvements of the Palace Hotel and property, $1,200 towards the expansion of the Womacks casino at the rear of the property that is expected to be completed in 2003, which will provide additional gaming space, $130 towards the construction of a restaurant & grill on the first floor of Womacks casino, $812 on new gaming equipment, $477 for additional improvements to the property in Caledon, South Africa, $460, primarily for land purchased for the proposed casino development in Johannesburg, South Africa, less $263 received from the disposition of property, and the balance of $284 due to expenditures for other long-lived assets. Cash used in investing activities of $3.3 million for the year ended 2001, consisted principally of $920 in cost related to the construction and furnishing of new hotel space at Womacks, including the associated cost of re-constructing the casino floor, $400 towards the expansion of the casino at the rear of the property that opened in 2002, which provided additional gaming space as well as hotel rooms, $1.6 million towards improvements at The Caledon Casino, Hotel & Spa in South Africa and the balance of $277 due to expenditure for other long-lived assets. Cash used by investing activities was $13.9 million for the year 2000 and included $1.4 million in capitalized licensing cost related to The Caledon Casino, Hotel & Spa, $2.0 million for the purchase of land for additional parking in Cripple Creek, $1.8 million towards the construction of the Womacks Event Center and the purchase of other fixed assets, $7.8 million towards construction of The Caledon Casino, Hotel & Spa and $1.8 million towards the purchase of its 65% equity interest in CCBC, offset by $1.4 million from the sale of the Company's interest in an Indiana riverboat gaming license.

Cash used in financing activities of $1.5 million for the year ended 2002 consisted of net repayments of $301 under the RCF with Wells Fargo, plus net repayments of $607 under the loan agreement with PSG, additional deferred financing charges incurred by the Caledon Casino, Hotel & Spa, with a cost of $23, additional deferred financing charges incurred by the Company to amend the RCF, with a cost of $92, the repurchase of company's stock, on the open market, with a cost of $366 and other net repayments of $111. Net cash used in financing activities of $8.4 million for the year ended 2001 consisted of net repayments of $6.8 million under the RCF with Wells Fargo, net repayments of $417 under the loan agreement with PSG, repurchase of Company's stock, on the open market, with a cost of $606, and other net payments of $613. Cash provided by financing activities of $13.6 million in 2000 consisted of net borrowings of $9.5 million under the RCF with Wells Fargo, and $5.6 million borrowed under the loan agreement with PSG, offset by the repurchase of company's stock, on the open market, with a cost of $818, and other net payments of $800.

Effective April 26, 2000, the Company and Wells Fargo Bank entered into an amended and restated credit agreement, which increased the borrowing commitment as of that date from $17.2 million to $26 million and extended the maturity date of the RCF until April 2004. The agreement was further amended in August 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. Under the terms of the previous agreements the borrowing commitment under the RCF reduced by $722 each quarter. The agreement was again amended in August 2002 to increase the available funds to $26,000 and to extend the maturity date of the RCF to August 2007. Prior to signing the current amendment the borrowing commitment had been reduced to $20,222.

In April 2000, Century Casinos Caledon (Pty) Ltd. ("CCAL") was awarded a gaming license for a casino at a 92-room resort hotel and spa in Caledon, a province of the Western Cape, South Africa, and the Company's subsidiary, Century Casinos Africa (Pty) Ltd ("CCA"), acquired a 50% equity interest in CCAL. The Company made an initial equity investment of approximately $1,534 in, and loans totaling approximately $2,302 to, CCAL with borrowings obtained under the Company's RCF. CCA has a ten-year casino management agreement with CCAL, which may be extended at the Company's option for multiple ten-year periods. In November 2000, the Company, through CCA, acquired an additional 15% of CCAL, raising its ownership in CCAL to 65%. The acquisition of the additional interest was completed with the payment of approximately $1,800 by Century through CCA to COIL in exchange for 15% of the total shares of common stock of CCAL (valued at approximately $1,200) and a shareholder loan to CCAL previously held by COIL (with a value of approximately $600). In January 2003, the Company through CCA, acquired the remaining 35% interest in CCAL. The acquisition of the remaining interest was completed with the payment of approximately $2.6 million by Century through CCA to COIL in exchange for 35% of the total shares of common stock of CCAL (valued at approximately $1.4 million) and a shareholder loan held by COIL (valued at approximately $1.2 million).

In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provides for a principal loan of approximately $5,539 at the exchange rate as of December 31, 2001 to fund development of the Caledon project. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $525 at the exchange rate as of December 31, 2002. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002, CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 26, 2002 and continuing over the remaining term of the original 5 year agreement. Outstanding borrowings under the standby facility bear interest at 15.1%. As of December 31, 2002, the entire amount has been advanced against the loan and the standby facility.

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic which began in January 1999. The hotel and casino opened in July 1999. The Company provides casino management services in exchange for ten percent of the casino's gross revenue and leases gaming equipment, with an original cost of approximately $1.3 million, to the casino for 45% of the casino's net profit. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, when completed, will result in the Company having a 50% equity interest in Casino Millennium. In December 2002, the Company, through CMB, paid $236 towards an initial equity investment of 10% in Casino Millennium, subject to the repayment of a CM loan to a Czech bank by Strabag AG, which has not been repaid. The Company expects to contribute gaming equipment and certain pre-operating costs in exchange for the additional 40% interest in Casino Millennium. The balance of the transaction is expected to be completed in 2003, subject to certain contingencies and contract conditions.

The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During 2002, the Company purchased 177,920 additional shares, or 1.2%, of its common stock at an average cost per share of $2.35. Beginning in 1998 and through 2002, the Company has repurchased a total of 2,367,720 shares at a total cost of approximately $3.3 million. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF. During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($46.6 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

In the fourth quarter 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming space. The other half will increase the "back of house" area. The total construction cost, excluding additional slot machines, is expected to be $2.0 million. The project is expected to be completed in the first half of 2003.

Management believes that the Company's cash at December 31, 2002, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

Contractual Obligations and Commercial Commitments-



 --------------------------- --------------------------------------------------------------
  Contractual Obligations                             Payments Due by Period
                             ------------- -------------- ----------------- ---------------
                               Total        Less than 1  1-3 years   4-5 years    After 5
                                               year                                years
 ---------------------------  -----------  ----------- ------------ ----------  -----------
 Long-Term Debt               $   17,826   $    1,555  $     2,716 $   12,330   $     1,225
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Capital Lease Obligations           448          152          282         14           -
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Operating Leases                  1,136          287          452        180           217
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Total Contractual Cash       $   19,410   $    1,994  $     3,450 $   12,524   $     1,442
 Obligations
 ---------------------------  -----------  ----------- ----------- -----------  -----------


Critical Accounting Policies

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below. Information regarding the Company's other accounting policies is included in
Note 2 to the Company's consolidated financial statements.

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Promotional allowances reduce revenues in determining net operating revenue.

Goodwill and Other Intangible Assets - The Company's goodwill results from the acquisitions of casino and hotel operations.

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards Board (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally unamortized casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with as well as compliance with the original conditions of the casino operator license as set forth by the Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at December 31, 2002 is unamortized goodwill of approximately $7,899 and unamortized casino license costs of approximately $1,298.

In accordance with SFAS No. 142, the Company completed step one of the impairment test on each of the reporting units for which it has recorded goodwill as of January 1, 2002 during the second quarter of 2002. The Company contracted third-party valuation firms to complete the analysis of each reporting unit. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. Projected cash flows through 2008, are based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate of 10%, which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK-Venture Corp. In completing its analysis of the fair market value of Century Casinos Caledon (Pty) Ltd, the owner of The Caledon Casino, Hotel & Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015. A risk adjusted rate of 23.2%, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. The Company also tested for impairment as of January 1, 2002 its previously recognized intangible asset deemed to have an indefinite useful life (unamortized casino license costs). As a result of the analysis, the Company has determined that there is no impairment of goodwill or other intangible assets. In accordance with the SFAS No. 142, the Company has completed its assessment of the goodwill and other intangibles for impairment at December 31, 2002 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets as determined at January 1, 2002 is less than the current carrying value of the reporting units. The Company will continue to assess goodwill and other intangibles for impairment at least annually hereafter.

Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is re-valued based on the exchange rate at the end of the period.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes.

All of the potential changes noted below are based on information available at December 31, 2002. Actual results may differ materially.

Interest  Rate  Sensitivity

The Company is subject to interest rate risk on the outstanding borrowing under a Revolving Line of Credit Facility with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

In order to minimize the risk of increases in the prime rate or LIBOR the Company has entered into two interest-rate swap agreements on a total of $11.5 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement which matures on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. For example, for each hypothetical 100 basis points decrease in the three month LIBOR rate below the fixed rate paid by the Company less the applicable margin results in an increased use of $115 in cash on an annual basis.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand.

Fluctuations in the Rand affect the value of the Company's investment in The Caledon Casino, Hotel & Spa. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of December 31, 2002 would reduce the value of the Company's investment by approximately $600.

Foreign currency fluctuations also have an impact on reported earnings, primarily those of the Company's South African Subsidiary. Fluctuations in foreign currency rates did not have a material impact on the consolidated results of operations during the years 2002, 2001 and 2000.

Item 8. Financial Statements and Supplementary Data

See "Index to Financial Statements" on page F-1 hereof.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in accountants,  nor any  disagreements  on accounting and
financial  disclosure  with  Grant  Thornton  LLP,  the  Company's   independent
auditors.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be included in the Company's Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with
Section 16(a) of the Securities Exchange Act" and is incorporated herein by reference.


Item 11. Executive Compensation.

The information required by this item will be included in the Company's Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Information Concerning Directors and Executive Officers" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The information required by this item will be included in the Company's Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Voting Securities" and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                     PART IV

Item 14. Controls and Procedures

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (which are designed to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms). Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15. Exhibits , Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Financial Statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

               Consolidated Balance Sheets as of December 31, 2002 and 2001.

               Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000.

               Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

     (a) 2. Financial Statement Schedule

               None

     (a) 3. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

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

  10.87 Shareholders Agreement, dated December 3, 1999, and Addendum to the Agreement, dated December 9, 1999, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 4.2.3 and 6.7 of this agreement only), Caledon Hotel Spa and Casino Resort (Pty) Limited, Fortes King Hospitality (Pty) Limited, The Overberger Country Hotel and Spa (Pty) Limited, and Senator Trust.

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

  10.91 Prepayment and Release, dated January 19, 2000, by and between Switzerland County Development Corp. and Century Casinos Management, Inc.

  10.92 Amendment No. 1 to Parking Lease - Option to Purchase, dated February 17, 2000, by and between City of Cripple Creek ("Lessor") and WMCK Venture Corporation ("Lessee")

The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 2000 and are incorporated herein by reference:

Exhibit No.      Description

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

The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 2000 and are incorporated herein by reference:

Exhibit No.     Description

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

The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2000 and are incorporated herein by reference:

Exhibit No.     Description

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

 The following exhibit was filed with the Form 10-QSB for the quarterly period ended March 31, 2001 and is incorporated herein by reference:

  Exhibit No.     Description

  10.100 April 21, 2001 Addendum to Loan Agreement, dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited

 The following exhibit was filed with the Form 10-QSB for the quarterly period ended September 30, 2001 and is incorporated herein by reference:

  Exhibit No.     Description

  10.101 First Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated August 22, 2001.

 The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2001 and are incorporated herein by reference:

Exhibit No.     Description

  10.102 Management Agreement by and between Century Casinos Inc. and Focus Casino Consulting A.G. dated March 1, 2001.

  10.103 Management Agreement by and between Century Casinos Inc. and Flyfish Casino Consulting A.G. dated March 1, 2001.

  10.104 Equity Subscription Agreement by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd dated September 7, 2001.

  10.105 Memorandum of Agreement by and between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Century Casinos Africa (Pty) Ltd. and Fortes King Hospitality (Pty Ltd. (and/or its successor to the Hotel Management Agreement - FKH) dated September 20, 2001.

  10.106 Amendment to Loan Agreement between Century Casinos Africa (Pty) Limited and Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.), Caledon Overberg Investments
          (Pty) Limited and Century Casinos Inc. dated September 20, 2001.

  10.107 Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos Inc. and Focus Casino Consulting A.G. dated October 11, 2001.

  10.108 Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos Inc. and Flyfish Casino Consulting A.G. dated October 11, 2001.

  10.109 Employment Agreement by and between Century Casinos Inc. and Erwin Haitzmann dated October 12, 2001.

  10.110 Employment Agreement by and between Century Casinos Inc. and Peter Hoetzinger dated October 12, 2001.

  10.111 Amendment Number 1 to the Equity Subscription Agreement entered into on September 7, 2001 by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd dated March 2, 2002.

  10.112 Second Addendum to Loan Agreement dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited completed on March 26, 2002.

The following exhibit was filed with the Form 10-Q for the quarterly period ended March 31, 2002 and is incorporated herein by reference:

Exhibit No.      Description

  10.113 Hotel Management Agreement dated December 3, 1999 between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Fortes King Hospitality (Pty) Ltd.

The following exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 2002 and are incorporated herein by reference:

Exhibit No.     Description

  3.2.2   Amended and Restated Bylaws of Century Casinos, Inc.

  10.114 Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc and Computershare Investor Services, Inc. as rights agent.

The following exhibits were filed with the Form 10-Q for the quarterly period ended September 30, 2002 and are incorporated herein by reference:

Exhibit No.      Description

  10.115 Second Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the "Borrowers"), Century Casinos, Inc. (the "Guarantor") and Wells Fargo Bank, National Association, dated August 28, 2002.


   The following exhibits are filed herewith:

Exhibit No.     Description

  10.116 First Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated May 1, 2000.

  10.117 Second Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated March 12, 2001.

  10.118 Third Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated June 1, 2001.

  10.119 The Management Agreement by and between Century Casinos, Inc. and Respond Limited, dated January 1 ,2002.

  10.120 Employment Agreement by and between Century Casinos Inc. and Erwin Haitzmann as restated on February 18, 2003.

  10.121 Employment Agreement by and between Century Casinos Inc. and Peter Hoetzinger as restated on February 18, 2003.

  10.122 Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos Inc. and Focus Casino Consulting A.G. dated October 12, 2002.

  10.123 Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos Inc. and Flyfish Casino Consulting A.G. dated October 12, 2002.

  10.124 Sale Agreement between Century Casinos Africa (Pty) Limited and Caledon Overberg Investments (Pty) Limited dated January 7, 2003.

  10.125 Cancellation Agreement between NEX Management (Pty) Ltd. And Century Casinos Caledon (Pty) Ltd. dated January 10, 2003.

  10.126 Fourth Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated March 10, 2003.

  21.     Subsidiaries of the Registrant

  23.1    Consent of Independent Certified Public Accountants

  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.

  99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

b. Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

     No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTURY CASINOS, INC.

                                   By:/s/ Erwin Haitzmann
                                      ---------------------
                                      Erwin Haitzmann, Chairman of the Board and
                                      Chief  Executive  Officer


                                      /s/ Larry  Hannappel
                                      ----------------------
                                      Larry Hannappel,  Chief Accounting Officer
                                      (Principal  Accounting Officer)

                                   Date: March 11, 2003


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erwin Haitzmann, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2003.



Signature             Title                           Signature                 Title

/s/ Erwin Haitzmann   Chairman of the Board and       /s/ Gottfried Schellmann  Director
--------------------  Chief Executive Officer         ------------------------
Erwin Haitzmann                                       Gottfried Schellmann

/s/ Peter Hoetzinger  Vice Chairman of the Board      /s/ Robert S. Eichberg    Director
--------------------  and President                   ------------------------
Peter Hoetzinger                                      Robert S. Eichberg

/s/ James D. Forbes   Director                        /s/ Dinah Corbaci         Director
--------------------                                  ------------------------
James D. Forbes                                       Dinah Corbaci



                                  CERTIFICATION

     I, Erwin Haitzmann, Chief Executive Officer of Century Casinos, Inc. certify that:

1.   I have reviewed this annual report on Form 10-K of Century Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/  Erwin Haitzmann
---------------------
Erwin Haitzmann
Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Peter Hoetzinger, Vice-Chairman and President of Century Casinos, Inc. certify that:

1.   I have reviewed this annual report on Form 10-K of Century Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/  Peter Hoetzinger
---------------------
Peter Hoetzinger
Vice-Chairman and President

                                  CERTIFICATION

I, Larry Hannappel, Chief Accounting Officer of Century Casinos, Inc. certify that:


1.   I have reviewed this annual report on Form 10-K of Century Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Larry Hannappel
-----------------------
Larry Hannappel
Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Century Casinos, Inc.


We have audited the consolidated balance sheets of Century Casinos, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Century Casinos Africa (Proprietary) Limited (CCA), a 94.8% owned subsidiary, as of and for the year ended December 31, 2002, which statements reflect total assets of 29 percent as of December 31, 2002 and total revenues of 24 percent for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for CCA for 2002, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002.



                                                              GRANT THORNTON LLP



Colorado Springs, Colorado
February 27, 2003

                                      -F1-

REPORT OF THE INDEPENDENT AUDITORS TO THE MEMBERS OF CENTURY CASINOS AFRICA (PROPRIETARY) LIMITED


     We have audited the consolidated balance sheets of Century Casinos Africa (Proprietary) Limited and subsidiaries as at December 31, 2002 and related consolidated income statements, cash flow statements and statements of changes in shareholders' equity for the year then ended (not presented herein). These financial statements are the responsibility of the directors of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

Scope

We conducted our audit in accordance with auditing standards generally accepted in South African and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements (not presented herein) are free of material misstatement. An audit includes:


- examining, on a test basis, evidence supporting the amounts and disclosures included in the financial statements,

- assessing the accounting principles used and significant estimates made by management, and

-    evaluating the overall financial statement presentation.


We believe that our audit provides a reasonable basis for our opinion.

Audit Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos Africa (Proprietary) Limited and its subsidiaries at December 31, 2002 and the consolidated results of their operations, cash flow and changes in shareholders' equity for the year then ended in conformity with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the South African Companies Act, 1973.

Accounting principles generally accepted in South Africa differ in certain significant respects from accounting principles generally accepted in the United States of America and as allowed by Item 17 to Form 20-F. The application of the latter would have affected the determination of consolidated net income expressed in South African Rand for the year ended 31 December 2002 and the determination of consolidated shareholders' equity expressed in South African Rand at 31 December 2002 to the extent summarised in Note 28 (not presented herein) to the financial statements.



/s/ PricewaterhouseCoopers Inc.
PRICEWATERHOUSE COOPERS INC.
Chartered Accountants (SA)
Registered Accountants and Auditors

Cape Town
12 March 2003

                                      -F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


                                                                       December 31, 2002  December 31, 2001
ASSETS
Current Assets:
   Cash and cash equivalents (including restricted cash of  $491 and
   $334, respectively)                                                       $    5,073      $    3,365
   Receivables                                                                      133             433
   Prepaid expenses and other                                                       592             591
                                                                          -------------   -------------
       Total current assets                                                       5,798           4,389

Property and Equipment, net                                                      33,965          29,338
Goodwill, net                                                                     7,899           7,709
Casino License Acquisition Costs, net                                             1,298           1,010
Deferred Taxes                                                                    1,050           1,440
Other Assets                                                                      1,133             933
                                                                          -------------   -------------
Total                                                                        $   51,143      $   44,819
                                                                          =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $    1,664      $    1,554
   Accounts payable and accrued liabilities                                       2,309           1,841
   Accrued payroll                                                                1,098             957
   Taxes payable                                                                    747             714
                                                                          -------------   -------------
        Total current liabilities                                                 5,818           5,066


Long-Term Debt, less current portion                                             16,531          15,991
Other Non-current Liabilities                                                       788             979
Minority Interest                                                                   903             605
Commitments and Contingencies                                                         -               -
Shareholders' Equity:
   Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                                   -               -
   Common stock; $.01 par value; 50,000,000 shares authorized;
       14,485,776 shares issued; 13,580,864 and 13,728,784 shares
       outstanding, respectively                                                    145             145
   Additional paid-in capital                                                    21,874          21,901
   Accumulated other comprehensive loss                                         (1,052)         (3,291)
   Retained earnings                                                              7,926           4,847
                                                                          -------------   -------------
                                                                                 28,893          23,602
    Treasury stock - 904,912 and 756,992 shares at cost,                        (1,790)         (1,424)
                respectively
                                                                          -------------   -------------
           Total shareholders' equity                                            27,103          22,178
                                                                          -------------   -------------
Total                                                                        $   51,143      $   44,819
                                                                          =============   =============


See notes to consolidated financial statements

                                      -F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                For the Year Ended December 31,

                                                           2002              2001            2000
                                                           ----              ----            ----
Operating Revenue:
   Casino                                               $    30,607     $    30,096     $    27,703
   Food and beverage                                          1,749           1,897           1,377
   Hotel                                                        881             755             257
   Other                                                        524             771             427
                                                      -------------   -------------   -------------
                                                             33,761          33,519          29,764
   Less promotional allowances                              (4,424)         (3,943)         (3,532)
                                                      -------------   -------------   -------------
      Net operating revenue                                  29,337          29,576          26,232
                                                      -------------   -------------   -------------
Operating Costs and Expenses:
   Casino                                                     9,708           9,521           7,425
   Food and beverage                                            945           1,075             761
   Hotel                                                        564             673             416
   General and administrative                                 7,380           7,530           8,004
   Property write-down and other write offs                   1,145              57               -
   Depreciation and amortization                              2,304           4,564           3,753
                                                      -------------   -------------   -------------
   Total operating costs and expenses                        22,046          23,420          20,359
                                                      -------------   -------------   -------------
Earnings from Operations                                      7,291           6,156           5,873
   Other (expense), net                                     (1,727)         (1,939)            (20)
                                                      -------------   -------------   -------------
Earnings before Income Taxes and Minority Interest            5,564           4,217           5,853
   Provision for income taxes                                 2,454           1,794           2,542
                                                      -------------   -------------   -------------
Earnings before Minority Interest                             3,110           2,423           3,311
   Minority interest in subsidiary (earnings) losses           (31)              32            (58)
                                                      -------------   -------------   -------------
Net Earnings                                            $     3,079     $     2,455     $     3,253
                                                      =============   =============   =============

Earnings Per Share, Basic                                $     0.23      $     0.18     $      0.23
                                                      =============   =============   =============
Earnings Per Share, Diluted                              $     0.20      $     0.16     $      0.22
                                                      =============   =============   =============

See notes to consolidated financial statements


                                      -F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------



                                                             Accumulated    Retained
                                                  Additional    Other       Earnings
                                  Common Stock     Paid-in   Comprehensive (Accumulated     Treasury Stock           Comprehensive
                                 Shares  Amount    Capital   Income (Loss)  Deficit)     Shares     Amount     Total Income (Loss)

Balance at January 1, 2000    15,861,885  $  159   $ 23,329  $    (32)   $  (861)    1,385,000  $  (1,464)  $ 21,131
Purchases of Treasury Stock            -       -          -          -          -      464,800       (818)     (818)
Options exercised                  8,891       -          2          -          -            -          -          2
Re-issued treasury shares              -       -          -          -          -        (308)          -          -
Retired treasury shares      (1,385,000)    (14)    (1,449)          -          -  (1,385,000)      1,464          1
Foreign currency
  translation adjustment               -       -         -       (627)          -            -          -      (627)  $    (627)
Other equity changes                   -       -        28          -           -            -          -         28
Net earnings                           -       -         -          -       3,253            -          -      3,253       3,253
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000  14,485,776     145     21,910      (659)      2,392      464,492      (818)     22,970  $    2,626
                                                                                                                      ==========

Purchases of treasury stock            -       -          -          -          -      340,000      (690)      (690)
Options exercised                      -       -       (16)          -          -     (47,500)         84         68
Foreign currency
 translation adjustment                -       -          -    (2,078)          -            -          -    (2,078)  $  (2,078)
Cumulative effect of change in
 accounting principle related to
 interest rate swap, net of
 income tax benefit                    -       -          -      (175)          -            -          -      (175)       (175)
Change in fair value of
 interest rate swap,
 net of income tax benefit             -       -          -      (379)          -            -          -      (379)       (379)
Other equity changes                   -       -          7          -          -            -          -          7
Net earnings                           -       -          -          -      2,455            -          -      2,455       2,455
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001  14,485,776  $  145   $ 21,901  $ (3,291)   $  4,847      756,992  $  (1,424)   $ 22,178  $    (177)
                                                                                                                       =========

Purchases of treasury stock            -       -          -          -           -     177,920        (419)     (419)
Options exercised                      -       -       (27)          -           -    (30,000)           53        26
Foreign currency
  translation adjustment               -       -          -      2,179           -           -            -     2,179  $   2,179
Change in fair value of
 interest rate swap,
 net of income tax expense             -       -          -         60           -           -            -        60         60
Net earnings                           -       -          -          -       3,079           -            -     3,079      3,079
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002  14,485,776  $  145   $ 21,874  $  (1,052)   $  7,926     904,912   $  (1,790)  $ 27,103  $   5,318
                              ==========  ======    =======  ==========  =========    =========  ==========  ========  =========

See notes to consolidated financial statements


                                      -F5-



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------



                                                                        For the Year Ended December 31,

                                                                     2002            2001           2000
                                                                     ----            ----           ----

Cash Flows from Operating Activities:
   Net earnings                                                     $ 3,079        $   2,455      $   3,253
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                                   2,304            3,147          2,411
       Amortization of goodwill                                           -            1,417          1,342
       Amortization of deferred financing costs                          94               82             88
       Income from sale of casino project rights                          -                -        (1,380)
       Gain on disposition of assets                                   (34)             (13)           (80)
       Deferred income tax expense (benefit)                             78            (207)          (446)
       Minority interest in subsidiary earnings (losses)                 31             (32)             58
       Write down asset value (Note 8)                                  447                -              -
       Write off receivables and advances (Note 8)                      702                -              -
       Other                                                           (85)                5             34
       Changes in operating assets and liabilities
         Receivables                                                  (341)               38          (164)
         Prepaid expenses and other assets                               94              138          (358)
         Accounts payable and accrued liabilities                     1,027            (592)          2,304
                                                                ------------    ------------   ------------
         Net cash provided by operating activities                    7,396            6,438          7,062
                                                                ------------    ------------   ------------
Cash Flows from Investing Activities:
    Purchases of property and equipment                             (4,482)          (2,994)       (12,863)
    Sales (purchases) of short-term investment securities, net            -                -              8
    Proceeds from sale of casino project rights                           -                -          1,380
    Expenditures for deposits and other assets                        (236)            (277)        (1,179)
    Proceeds received from disposition of assets                        263                9            571
    Acquisition of subsidiary, net of cash acquired                       -                -        (1,858)
                                                                ------------    ------------   ------------
         Net cash used in investing activities                      (4,455)          (3,262)       (13,941)
                                                                ------------    ------------   ------------




                          -Continued on following page-

                                      -F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollar amounts in thousands,except for share information)
--------------------------------------------------------------------------------


                                                                     For the Year Ended December 31,

                                                                2002              2001            2000
                                                                ----              ----            ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                      $ 15,556       $   21,321      $  31,401
   Principal repayments                                          (16,575)         (29,151)       (16,754)
   Deferred financing costs                                         (115)                -          (273)
   Purchases of treasury stock                                      (366)            (606)          (818)
                                                             ------------     ------------   ------------
       Net cash provided by (used in) financing activities        (1,500)          (8,436)         13,556
                                                             ------------     ------------   ------------
Effect of exchange rate changes on cash                               267            (452)          (108)
                                                             ------------     ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents                    1,708          (5,712)          6,569

Cash and Cash Equivalents at Beginning of Year                      3,365            9,077          2,508
                                                             ------------     ------------   ------------
Cash and Cash Equivalents at End of Year                        $   5,073        $   3,365       $  9,077
                                                             ============     ============   ============


Supplemental Disclosure of Noncash Investing and Financing Activities:

In connection with the subsidiary acquired, liabilities were assumed as follows:

  Fair value of assets acquired, including cash of $881        $       -        $       -       $  6,707
  Cash Paid                                                            -                -        (2,739)
                                                             ------------    ------------   ------------
  Liabilities assumed                                          $       -        $       -       $  3,968
                                                             ============    ============   ============

Supplemental Disclosure of Cash Flow Information:

Interest paid , net of capitalized interest of $63 in 2002,    $   1,899        $   2,037       $  1,416
$219 in 2001 and $0 in 2000
                                                             ============    =============  ============
Income taxes paid                                              $   1,865        $   2,376       $  2,461
                                                             ============    =============  ============


See notes to consolidated financial statements

                                      -F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK-Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 94.8% owned subsidiary of CCI, owns 65% of Century Casinos Caledon (Pty) Ltd. ("CCAL") (100% as of January 2003), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 682 slot machines, six limited stakes gaming tables, 21 hotel rooms and 2 restaurants.

          CCA owns 65% of The Caledon Casino, Hotel & Spa near Cape Town, South Africa and has a management contract to operate the casino. The resort has 275 slot machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 2 restaurants, 3 bars, and conference facilities. Subsequent to December 31, 2002, CCA acquired the remaining 35% of CCAL common stock, thus bringing CCA's ownership of the common stock of CCAL to 100%. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for further information.

          CCM manages Casino Millennium located within a five-star hotel in Prague, Czech Republic. Subject to the approval by regulators, the Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium. In December 2002, the Company paid $236 towards a 10% ownership interest, subject to the repayment of a CM loan by Strabag AG, the Company's proposed partner, which has not been repaid. The balance of the acquisition is expected to be completed in 2003 by contributing assets of the casino currently owned by the Company and certain pre-operating costs paid by the Company.

          CCI serves as concessionaire of small casinos on five luxury cruise vessels, one of which is temporarily out of service. The Company has a total of approximately 171 gaming positions on the four combined shipboard casinos currently in operation.

     The   Company   regularly   pursues    additional   gaming    opportunities
     internationally and in the United States.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($46.6 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two

                                      -F8-
     applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

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

     Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Minimum deposits required in connection with CCAL's lending facility are designated as restricted cash on the consolidated balance sheets.

     Fair Value of Financial Instruments - In accordance with the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. The Company's financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 2002 and 2001.

     Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter.

     Goodwill - Goodwill  represents  the excess of the purchase  price over the
     fair  value  of  the  net  identifiable   assets  acquired  in  a  business
     combination.

     Effective  January  1,  2002  the  Company  adopted  Financial   Accounting
     Standards Board (the "FASB") SFAS No. 142 "Goodwill and Other Intangible Assets" (see Note 10).

                                      -F9-

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at December 31, 2002 is unamortized goodwill of approximately $7,899 and unamortized casino license costs of approximately $1,298.

     In accordance with SFAS No. 142, the Company completed step one of the impairment test on each of the reporting units for which it has recorded goodwill as of January 1, 2002 during the second quarter of 2002. The Company contracted third-party valuation firms to complete the analysis of each reporting unit. In completing its analysis of the fair value of WMCK-Venture Corporation, parent company of Womacks Casino and Hotel, the Company used the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. Projected cash flows through 2008, are based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate of 10%, which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK-Venture Corp. In completing its analysis of the fair market value of Century Casinos Caledon
     (Pty) Ltd, the owner of The Caledon Casino, Hotel & Spa, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015. A risk adjusted rate of 23.2%, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. The Company also tested for impairment as of January 1, 2002 its previously recognized intangible asset deemed to have an indefinite useful life (unamortized casino license costs). As a result of the testing, the Company has determined that there is no impairment of goodwill or other intangible assets. In accordance with the SFAS No. 142, the Company has completed its assessment of the goodwill and other intangibles for impairment at December 31, 2002 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets as determined at January 1, 2002 is less than the current carrying value of the reporting units. The Company will continue to assess goodwill and other intangibles for impairment at least annually hereafter.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate

                                      -F10-
     commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS No. 144 retains many of the provisions of SFAS No. 121 it provides guidance on estimating future cash flows to test recoverability, among other things. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

     Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

     Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino
     operations,   and  was  $954,  $949  and  $829  in  2002,  2001  and  2000,
     respectively.

     As part of its promotional activities, the Company offers "free plays" or coupons to its customers for gaming activity and the Company's players club allows customers to earn certain complimentary services and/or cash rebates based on the volume of a customer's gaming activity. The Company follows Emerging Issues Task Force (EITF) No. 00-14, "Accounting for Certain Sales Incentives", which requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction in revenue, and EITF No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned". In accordance with these accounting standards, $2,939, $2,740 and $2,777 was reported as a reduction of revenue for 2002, 2001 and 2000, respectively.

     Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's foreign subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders' equity and comprehensive income (loss). Adjustments resulting from the translation of other casino operations and other transactions which are denominated in a currency other than U.S. dollars are recognized in the statements of earnings. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of the consolidated group are not included in determining net earnings, but rather are reported as translation adjustments within other comprehensive income or loss in the consolidated statements of shareholders' equity and comprehensive income (loss).

     Income Taxes - The Company accounts for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

     Stock-Based  Compensation  - In  2002  the  Company  adopted  Statement  of
     Financial  Accounting  Standards  No.  148  (SFAS  148),   "Accounting  for
     Stock-Based Compensation-Transition and Disclosure" which amends the disclosure requirements of Statement of Financial

                                      -F11-

     Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

     At December 31, 2002, the Company had one stock-based employee compensation plan (see Note 6). The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation.



                                                            2002                2001               2000
                                                            ----                ----               ----


 Net earnings, as reported                             $       3,079      $       2,455      $       3,253
 Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                                       9                  8                 20
                                                          -----------        -----------        -----------
 Pro forma net earnings                                 $       3,070     $       2,447      $       3,233
                                                          ===========        ===========        ===========

 Earnings per share,
   Basic               As reported                     $        0.23      $        0.18      $        0.23
                       Pro forma                       $        0.22      $        0.18      $        0.23

   Diluted             As reported                     $        0.20      $        0.16      $        0.22
                       Pro forma                       $        0.20      $        0.16      $        0.22




     The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                          2002             2001
                                                          ----             ----
      Weighted-average risk-free interest rate            5.32%            5.08%
      Weighted-average expected life                     10 yrs.          10 yrs.
      Weighted-average expected volatility                26.8%            43.6%
      Weighted-average expected dividends                  $0               $ 0




                                     -F12-

     The weighted-average fair value of options granted was $1.16 in 2002 and $1.21 in 2001. A total of 10,000 and 20,000 options were issued in 2002 and 2001, respectively. No options were granted to employees under the Plan in 2000.

     Earnings Per Share - The Company follows the provisions of SFAS No. 128, "Earnings per Share," in calculating basic and diluted earnings per share. Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share gives effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the "if converted" method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

     Comprehensive Income - The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides for a more inclusive financial reporting measure than net income, and includes all changes in equity during the period, except those resulting from investments by, and distributions to, shareholders of the Company.

     Operating Segments - The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for public business enterprises to report information about operating segments in annual financial statements and in condensed interim financial reports issued to shareholders.

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

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company currently does not have fair value hedges or hedges of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

     The cumulative effect of adopting SFAS No. 133 and No. 138 related to the Company's interest rate swap agreements (see Note 5, Long-Term Debt, to the Consolidated Financial Statements) was to decrease shareholders' equity as of January 1, 2001 by $175, net of related federal and state income tax benefits of $104. As of December 31, 2002 the interest rate swap agreements decreased shareholders' equity (accumulated other comprehensive loss) by $494, net of federal

                                     -F13-
     and state income tax benefits of $294. At December 31, 2001 the interest rate swap agreements decreased shareholders' equity (accumulated other comprehensive loss) by $554, net of federal and state income tax benefits of $329.

     Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $413, $319 and $232 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Reclassifications  - Certain  reclassifications  have been made to the 2000
     and  2001   financial   information   in  order  to  conform  to  the  2002
     presentation.

     Other  -  The  Company  has  reviewed  all   recently   issued   accounting
     pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

3. RECEIVABLES FROM OFFICERS/DIRECTORS

     At December 31, 2002, the Company had no receivables from officers and/or directors.

     At December 31, 2001, the Company had unsecured, non-interest bearing receivables from Erwin Haitzmann, chief executive officer, and Peter Hoetzinger, president, of $30 each, both of which have been paid in the first quarter of 2002.

4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 and 2001 consist of the following:



                                                                                     Estimated
                                                                                    Service Life
                                                         2002            2001         in Years
                                                         ----            ----        --------
      Buildings and improvements                         $ 19,340        $ 15,447       7 - 39
      Gaming equipment                                      9,644           8,276       3 - 7
      Furniture and office equipment                        3,014           2,581       5 - 7
      Other equipment                                       1,694           1,401       3 - 7
      Capital projects in process                             359             425
                                                      ------------    ------------
                                                           34,051          28,130
      Less accumulated depreciation                      (13,393)        (10,667)
                                                      ------------    ------------
                                                           20,658          17,463

      Land                                                 12,886          11,011
      Non-operating casino and land held for sale             421             864
                                                      ------------    ------------
      Property and equipment, net                         $33,965        $ 29,338
                                                      ============    ============

     The non-operating casino and land is located in Nevada and is carried at estimated net realizable value.

     During the years 2001 and 2000, CCAL entered into a series of lease agreements for the purchase of capital equipment. The average effective interest rate is 13.9% on the lease obligations which are repayable over a term of 60 months (see Note 5).


                                     -F14-

     Assets under lease included in property and equipment as of December 31, 2002 and 2001 are as follows:



                                                      Original Book Value      Accumulated Depreciation

                                                       2002          2001          2002           2001
                                                       ----          ----          ----           ----
    Gaming equipment                                $      455   $      325     $      212    $       90
    Furniture and office equipment                         219          157             88            32
    Other equipment                                         67           48             29            11
                                                    -----------  -----------    -----------   -----------
    Total                                           $      741   $      530     $      329    $      133
                                                    ===========  ===========    ===========   ===========


     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2,304, $3,147 and $2,411, respectively.

5. LONG-TERM DEBT

     Long-term debt at December 31, 2002 and 2001 consists of the following:




                                                                                              2002           2001
                                                                                              ----           ----
         Borrowings under revolving line of credit facility with Wells Fargo Bank           $ 11,500        $11,801
         Borrowings under loan agreement with PSG Investment Bank Limited                      4,597          3,924
         Note payable to minority shareholder                                                  1,280            914
         Capital leases for various equipment                                                    369            331
         Note payable to founding shareholder, unsecured                                         380            380
         Note payable to director, unsecured                                                       -            163
         Other unsecured note payables                                                            69             32
                                                                                          -----------    -----------
         Total long-term debt                                                                 18,195         17,545
         Less current portion                                                                (1,664)        (1,554)
                                                                                          -----------    -----------
         Long-term portion                                                                   $16,531        $15,991
                                                                                          ===========    ===========




     On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility ("RCF") to $26 million and extended the maturity date to April 2004. The Agreement was further amended on August 22, 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. On August 28, 2002, the RCF was further amended to increase the facility to its original amount of $26 million, an increase of $5,777, revise the quarterly reduction schedule and extend the maturity date to August 2007. The aggregate commitment available to the Company will be reduced quarterly by $722 beginning January 2003 through the maturity date. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2002 and 2001 was $11,500 and $11,801 respectively. The amount available under the RCF as of December 31, 2002 was $14,500, net of amounts outstanding as of that date. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.5 to 1.00,
     ii) a minimum interest coverage ratio no


                                     -F15-
     less than 2.00 to 1.00, and iii) a TFCC ratio ( a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00. The Company is in compliance with the covenants as of December 31, 2002. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of all Colorado property. The interest rate at December 31, 2002 was 4.10625% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

     In 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis results in an increase or decrease to interest expense. The fair value of the derivatives as of December 31, 2002 and 2001 of $788 and $883, respectively, is reported as a liability in the consolidated balance sheet. The Company's objective for entering into the interest rate swap agreements, derivative instruments designated as cash flow hedging instruments, was to eliminate the variability of cash flows in the interest payments for $11,500 of the RCF. The Company has determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2002 or 2001 and none of the derivative instruments' loss has been excluded from the assessment of the hedge effectiveness. The net gain (loss) on the interest rate swaps of $60 and ($379), net of income tax expense (benefit) of $36 and ($225) has been reported in comprehensive loss on the statement of shareholders' equity and comprehensive income (loss) for 2002 and 2001 respectively. If the interest rate swaps' critical terms (notional amount, interest rate reset dates, maturity/expiration date or underlying index) change significantly, such event would result in reclassifying the losses that are reported in accumulated other comprehensive income (loss). The Company estimates that no such reclassification will occur in 2003. There were no discontinuances of cash flow hedges because of the probability that the forecasted transactions will not occur. Accordingly, no gain or loss has been reclassed to earnings for such discontinuance of a cash flow hedge. Net additional (reduction in) interest expense to the Company under the swap agreement was $524, $231 and ($64) in 2002, 2001 and 2000, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provides for a principal loan of approximately $5,539 at the exchange rate as of December 31, 2002 to fund development of the Caledon project. The outstanding balance as of December 31, 2002 and 2001 was $4,179 and $3,565, respectively, and the interest rate was 17.05% in both years. The shareholders of CCAL have pledged all of the common shares held by them in CCAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $525 at the exchange rate as of December 31, 2002. The outstanding balance as of December 31, 2002 and 2001 was $418 and $359, respectively, and the interest rate was 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002, CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The

                                     -F16-
     original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $466 at the exchange rate as of December 31, 2002). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment.

     The loan agreement includes certain restrictive covenants for CCAL, including the maintenance of the following ratios; i) debt/equity ratio of 45:55 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) debt service coverage ratio of at least 1.34 for the principal loan and 1.7 for the standby facility after the first twelve months of operations, and iv) loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the standby facility. As of December 31, 2002, the Company was in compliance with the loan covenants.

     In April 2000, CCA, CCAL, CCI and Caledon Overberg Investments (Proprietary) Limited ("COIL"), the minority shareholder in CCAL, entered into a note agreement as part of the purchase of CCAL. Under the terms of the agreement, CCAL, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,300, as valued at the time of the agreement. Under the terms of the original agreement, the loan bears interest at the rate of 2% over the prime/base rate established by PSGIB, and is due on demand subsequent to the repayment in full of the loan between CCAL and PSGIB. In November 2000, as part of CCA's additional equity investment in CCAL, CCA acquired a portion of COIL's note receivable from CCAL valued at approximately $600, as valued at the time of the original agreement. The outstanding balance on note agreement based on the exchange rate on December 31, 2002 and 2001 is approximately $1,280 and $914, respectively. In January 2003, CCA acquired the balance of the note in conjunction with the purchase of the outstanding common shares held by its partner.

     In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0% (zero), effective with the original date of the agreement. $107, net of $46 of income tax benefit, of accrued interest dating from the original date of the agreement was written off by CCAL as a reduction in interest expense. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net income of the South African segment nor the consolidated net income of the Company. Each shareholder had the option to re-instate the interest rate to be charged from January 1, 2002 forward. After completing the purchase of the remaining 35% of CCAL in January 2003, CCA exercised its option to reinstate the shareholder interest effective January 1, 2002. As of December 31, 2002, CCAL accrued $403 in accrued interest. The accrued interest is eliminated in consolidation; therefore, there is no effect on consolidated net earnings.

     The unsecured note payable to a founding shareholder bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying consolidated balance sheets as of December 31, 2002 and 2001.

     The  consolidated  weighted  average  interest rate on all  borrowings  was
     10.12%  and  9.0%  for  the  years  ended   December  31,  2002  and  2001,
     respectively.

                                     -F17-

     As of December 31, 2002, scheduled maturities of all long-term debt are as follows:



                                          Future minimum                             Total
                                           lease payment                            long-term
                                         of capital leases     Other debt             debt
                                          -----------------    ----------        -------------
         2003 -                                $   152         $    1,555        $    1,707
         2004 -                                    151              1,241             1,392
         2005 -                                    131              1,475             1,606
         2006 -                                     14                830               844
         2007 -                                      -             11,500            11,500
         Thereafter                                  -              1,225             1,225
                                             ----------         ----------        ----------
                                                   448             17,826            18,274
         Less amounts representing interest         79                  -                79
                                             ----------         ----------        ----------
         Total                                 $   369          $  17,826          $ 18,195
                                             ==========         ==========        ==========


6. SHAREHOLDERS' EQUITY

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. Through December 31, 2002, the Company had repurchased 2,367,720 shares of its common stock at an average cost per share of $1.43, of which 1,385,000 shares, with an average cost of $1.06 per share, were retired in 2000. In 2002, 30,000 shares were re-issued to satisfy outside directors' option exercises. There were 904,912 shares remaining in treasury as of December 31, 2002, at an average cost per share of $1.98.

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

     The Board of Directors of the Company has adopted the Employees' Equity Incentive Plan (the "Plan"). The Plan as subsequently amended provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. As of December 31, 2002 there were 1,652,909 remainining shares available to be issued. Through December 31, 2002, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company's Incentive Plan Committee has the power and discretion to, amongst other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allows limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the employees' family trusts.


                                     -F18-

     As of December 31, 2002 there were an additional 100,000 options outstanding to directors of the Company. These options have a weighted average exercise price of $1.46. Subsequent to year end an outside director exercised 10,000 options at an exercise price of $0.75.

     Transactions regarding the Plan are as follows:



                                               2002                          2001                           2000
                                   --------------------------   ----------------------------    ---------------------------
                                                    Weighted-                     Weighted-                      Weighted-
                                                     Average                       Average                        Average
                                                     Exercise                     Exercise                        Exercise
                                       Shares         Price          Shares         Price           Shares         Price
                                    -------------- ----------    --------------- ------------    -------------- -----------
Employee Stock Options:

   Outstanding at January 1             2,784,800     $1.30            2,812,300     $1.29           2,906,500      $1.29

   Granted                                 10,000      2.28               20,000      1.93                   -          -

   Exercised                                    -         -             (47,500)      1.42             (8,891)       0.82

   Cancelled or forfeited                 (4,100)      1.41                    -         -            (85,309)       1.44
                                    --------------               ---------------                --------------
   Outstanding at December 31           2,790,700      1.30            2,784,800      1.30           2,812,300       1.29
                                    ==============               ===============                ==============
   Options exercisable at               2,762,700     $1.29            2,764,800     $1.29           2,812,300      $1.29
     December 31                    ==============               ===============                ==============



     Summarized information regarding all employee options outstanding at December 31, 2002, is as follows:


                                       Weighted-
                          Number        Average           Number
          Exercise     Outstanding      Remaining       Exercisable
            Price      At Year End    Term in Years     At Year End
         ------------------------------------------------------------
            $0.75         773,500           5.8            773,500
            $1.50       1,982,200           2.7          1,982,200
            $1.75          10,000           8.3              1,000
            $2.10          10,000           8.6              1,000
            $2.25           5,000           2.5              5,000
            $2.28          10,000           9.2                  -
                      --------------                  ---------------
                        2,790,700           3.6          2,762,700
                      ==============                  ===============



                                     -F19-

     Subsidiary Preference Shares:

     During the year ended December 31, 2000, the Company's South African subsidiary acquired a 65% equity interest in CCAL (Note 1). In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shareholders are entitled to receive annual dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. No preference dividends were paid or are payable in the year 2002, 2001 or 2000.


                                     -F20-

7. SEGMENT INFORMATION

     The Company has adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company is managed in four segments: Cripple Creek Colorado, South Africa, Cruise Ships, and Corporate operations. Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long-term management contracts. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. Segment information as of and for the years ended December 31, 2002, 2001 and 2000 is presented below.



Dollar amounts in                 Cripple Creek CO                     South Africa                   Cruise Ships
thousands
                            2002       2001         2000       2002        2001        2000       2002      2001      2000
Property and
 equipment,
 net of accumulated
 depreciation             $ 21,816    $ 19,444     $ 19,275    $10,807     $ 7,911    $ 11,759     $ 213     $ 236    $ 213
Total assets              $ 33,047    $ 30,553     $ 36,340    $15,004    $ 10,743    $ 15,970     $ 472     $ 435    $ 439
Net operating revenue     $ 21,260    $ 21,022     $ 21,612    $ 7,083     $ 7,408     $ 4,155     $ 824     $ 891    $ 189
Depreciation &
 amortization              $ 1,334     $ 2,997      $ 3,241      $ 734     $ 1,294       $ 290      $ 45      $ 47    $   6
Interest  income             $  16       $  20        $   2     $  126       $  61       $ 112         -         -        -
Interest expense,
 including debt
 issuance cost             $ 1,421     $ 1,433      $ 1,510      $ 804       $ 881       $ 367         -         -        -
Earnings (loss)
 before income taxes
 and minority interest     $ 7,086     $ 5,865      $ 4,916      $ 264      ($470)       $ 666     $ 241     $ 219     $ 12
Income tax
 expense(benefit)          $ 3,259     $ 2,697      $ 2,262      $ 416      ($157)       $ 193      $ 88      $ 82     $  5
Net earnings (loss)        $ 3,827     $ 3,168      $ 2,654     ($183)      ($281)       $ 416     $ 153     $ 137     $  7
EBITDA                     $ 9,825    $ 10,275      $ 9,665    $ 1,645     $ 1,676     $ 1,154     $ 286     $ 266     $ 18




                                     -F21-


Dollar amounts in                Corporate & Other               Intersegment Elimination               Consolidated
thousands
                           2002        2001        2000        2002        2001        2000        2002        2001        2000
Property and
 equipment,
 net of accumulated
 depreciation               $1,129       $1,747      $2,021      -           -          -       $33,965    $29,338      $33,268
Total assets                $2,620       $3,088      $3,373      -           -          -       $51,143    $44,819      $56,122
Net operating revenue       $  170       $  255      $  276      -           -          -       $29,337    $29,576      $26,232
Depreciation &
 amortization               $  191       $  226      $  216      -           -          -       $ 2,304    $ 4,564      $ 3,753
Interest  income            $  324       $  350      $  372   ($ 341)    ($ 341)     ($ 341)    $  125     $    90      $   145
Interest expense,
 including debt
 issuance cost              $   19       $   45      $   81   ($ 341)    ($ 341)     ($ 341)    $ 1,903    $ 2,018      $ 1,617
Earnings (loss)
 before income taxes
 and minority interest     ($2,027)     ($1,397)     $  259      -           -          -       $ 5,564    $ 4,217      $ 5,853
Income tax
 expense(benefit)          ($1,309)      ($ 828)     $ 82      -           -          -         $ 2,454    $ 1,794      $ 2,542
Net earnings (loss)          ($718)      ($ 569)     $  176      -           -          -       $ 3,079    $ 2,455      $ 3,253
EBITDA                     ($2,141)    ($ 1,476)     $  183      -           -          -       $ 9,615    $10,741      $11,020



8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Cripple Creek, Colorado - In the fourth quarter of 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional space for gaming. The other half will increase the "back of house" area. Contracts for the project totaling $1.5 million were secured in the fourth quarter of 2001. The total construction cost, excluding new slot machines, is expected to be $2.0 million, of which $1.5 million has been spent as of December 31, 2002. The project is expected to be completed by the second quarter of 2003.

     Prague, Czech Republic - As discussed in Note 1, in January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The
     Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash. This payment will allow the Company a 10% ownership in CM, subject to the repayment of a CM loan by Strabag AG, which loan has not been repaid. The balance of the acquisition is expected to be completed in 2003 by contributing assets leased to CM and certain pre-operating costs paid by the Company in the amount of $196. As of December 31, 2002 and 2001, the Company's net fixed assets leased under operating leases to the Casino Millennium approximated $656 and $822, respectively.

     In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity

                                     -F22-
     of the casino is severely limited and has negatively affected and will likely continue to negatively affect the casino operation. As a result, the Company, in September 2002, wrote off unpaid management fees and loans from Casino Millennium, which resulted in a pre-tax charge of $325. $299 of the write-off is reported in property write-down and other write-offs (Note 12) and $26 is reported as a reduction of other (expense), net. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium.

     South Africa - Caledon - In December 1999, the Company entered into a ten-year casino management agreement for the operation of the casino property in Cape Town South Africa, which provides for a percentage of gross revenues and other earnings as defined in the agreement. The Company's joint venturer in the property has a ten-year agreement for management of the hotel and spa operations of the resort. The agreement may be extended at the Company's joint venturer's option for multiple ten-year periods. The Company will receive a management fee consisting of the following: (i) an amount equal to 3% (increasing to 4% and 5% in the second fiscal year of operations, variable based on levels of annual gross revenues) of annual gross revenues, as defined, and (ii) an amount equal to 7.5% of the casino's annual earnings before interest, income taxes, depreciation, amortization and certain other costs. In December 1999, CCAL entered into a ten-year management agreement with Fortes King Hospitality
     (Pty) Limited ("FKH"), an affiliate of the Company's partner, which agreement may be extended at FKH's option. FKH will receive a management fee consisting of the following: (i) an amount equal to 6.5% of the annual hotel gross income, as defined, and (ii) an amount equal to 10% (increasing to 15% after twelve months of operations) of net operating profit, as defined. The casino opened on October 11, 2000 and currently operates 275 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which is expected to be used for future expansion of the project. In September 2001, CCA, CCAL and FKH entered into a Memorandum of Agreement such that any and all management fees shall be deemed to equal zero from the inception of those agreements and shall remain so until no earlier than January 1, 2002. $552, net of $236 of income tax benefit, of accrued management fee expense was written off by CCAL as a reduction in casino costs in 2001. By agreement, the management fees that would have been payable to CCA and FKH are given preferential treatment in the event of the sale or liquidation of CCAL. Consequently, the minority interest liability in the consolidated balance sheet at December 31, 2002 and the minority interest in subsidiary (earnings) losses in the consolidated statement of earnings for the year ended December 31, 2002 include $92, net of $39 of income tax benefit, representing the management fees that would have been payable to FKH. The minority interest liability in the consolidated balance sheet at December 31, 2001 and the minority interest in subsidiary (earnings) losses in the consolidated statement of earnings for the year ended December 31, 2001 include $120, net of $51 income tax benefit, representing the management fees that would have been payable to FKH. Beginning January 1, 2002, either CCA or FKH had the option to declare the fees calculable and payable.

     CCA elected to declare the fees calculable and payable to themselves for the period January 1, 2002 through December 31, 2002. This resulted in management fee income of $501 pre-tax to CCA and a corresponding expense to CCAL.

     In January 2003, CCA purchased an additional 35% of CCAL, bringing CCA's ownership of all of the common and outstanding shares of CCAL to 100%. The purchase price was 21.5 million Rand or $2.6 million, based on the conversion rate at January 10, 2003, in exchange for the equity ownership valued at 11.0 million Rand or $1.4 million and shareholder loan held by the previous 35% equity owner, valued at 10.5 million Rand or $1.2 million. Simultaneous with the

                                     -F23-
     transaction the Hotel Management Agreement between CCAL and FKH was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the RCF.

     Initial start up costs of the casino, resort hotel and spa resulted in a pre-tax charge of $652 against the income for the year ended December 31, 2000.

     South Africa - Gauteng - Legislation enacted in 1996 in South Africa provides for the award of up to 40 casino licenses throughout the country. In addition to its Caledon operations, the Company has entered into agreements with various local consortia to provide consulting services during the application phase, as well as casino management services should the Company's partners be awarded one or more licenses.

     Six casino licenses were allocated to the province of Gauteng (primarily for the Greater Johannesburg area) by which five casinos have been operating since 1998. With respect to the sixth and final license, Silverstar Development Ltd. ("Silverstar"), a consortium owned by trusts, corporations and individuals from the province, chose the Company as equity and management partner for its proposed casino, hotel and entertainment resort in the West Rand province (western portion of greater Johannesburg). Since joining forces more than five years ago, the Company has helped Silverstar work through a series of legal issues regarding the award of this gaming license - culminating in March 2000 with the entering into of an agreement with the sole competing license applicant. This agreement settled all past claims and brought both parties and the Company together in an effort to jointly secure the sixth and final gaming license in the province.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($46.6 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

                                     -F24-

     As a result of these developments, the Company has recorded a $377 write-off in the 3rd quarter and a $22 write-off in the 4th quarter of 2002 for all advances made and pre-construction cost incurred, in conjunction with the Johannesburg project (Note 12). CCA maintains the ownership of the land that was intended for the casino project.

     Other Properties - The Company is currently holding non-operating casino property and land for sale in Wells, Nevada. The property and land was acquired in 1994 from an un-affiliated party at a cost of $921. Included in property write-down and other write-offs, is a pre-tax charge in the amount of $447, to reduce the value of the property to its fair value, less costs to sell, based on the current assessment of the property (Note 12)

     Employee Benefit Plan - In March 1998, the Company adopted a 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $21, $22 and $26 to the Plan in 2002, 2001 and 2000, respectively.

     Operating Lease  Commitments and Purchase Options - The Company has entered
     into  certain  non-cancelable   operating  leases  for  real  property  and
     equipment. Rental expense was $349 in 2002, $357 in 2001 and $505 in 2000.



 --------------------------- --------------------------------------------------------------
  Contractual Obligations                             Payments Due by Period
                             ------------- -------------- ----------------- ---------------
                               Total        Less than 1  1-3 years   4-5 years    After 5
                                               year                                years
 ---------------------------  -----------  ----------- ------------ ----------  -----------
 Long-Term Debt               $   17,826   $    1,555  $     2,716 $   12,330   $     1,225
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Capital Lease Obligations           448          152          282         14           -
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Operating Leases                  1,136          287          452        180           217
 ---------------------------  -----------  ----------- ----------- -----------  -----------
 Total Contractual Cash       $   19,410   $    1,994  $     3,450 $   12,524   $     1,442
 Obligations
 ---------------------------  -----------  ----------- ----------- -----------  -----------


     In June 1998, the Company began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90. The Company may purchase the property for $3,250, less cumulative lease payments ($413 through December 31, 2002), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

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

     The Company holds a sub-leasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to WMCK-Acquisition Corp., provides for monthly rental payments of $16, and expires on June 20, 2005 unless terminated by the Company with 12 months advance notice. The Company has an option to acquire the property at the expiration of the sublease at an exercise price of $1,500.

     Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any shareholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any shareholder found

                                      -F25-
     to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in the Company's Certificate of Incorporation and having terms and conditions as shall be approved by the Board of Directors, or a combination thereof.


9. INCOME TAXES

     The provision for income tax expense (benefit) consists of the following:


                                     2002             2001             2000
                                     ----             ----             ----
        Current:

            Federal                   $1,740         $ 1,856         $ 2,261
            State                        235             234             341
            Foreign                      401            (89)             386
                                  -----------     -----------     -----------
                                       2,376           2,001           2,988
                                  -----------     -----------     -----------
        Deferred:
            Federal                       55           (131)           (219)
            State                          8             (8)            (34)
            Foreign                       15            (68)           (193)
                                  -----------     -----------     -----------
                                          78           (207)           (446)

                                  -----------     -----------     -----------
                                      $2,454          $1,794          $2,542
                                  ===========     ===========     ===========


     The provision for income taxes differs from the expected amount of income tax calculated by applying the statutory rate to pretax income as follows:


                                                           2002             2001           2000
                                                           ----             ----           ----


        Expected income tax provision at statutory
         rate of 34%                                      $ 1,891         $1, 434          $1,990
        Increase (decrease) due to:
            Non-deductible goodwill amortization                -             252             252
        Effect of foreign operations taxed at
            different rates                                    92            (19)            (18)
        State income taxes, net of federal benefit            160             163             201
        Effect of non-deductible write offs                   152               -               -
        Other, net                                            159            (36)             117
                                                       -----------     -----------     -----------
        Provision for income taxes                        $ 2,454          $1,794          $2,542
                                                       ===========     ===========     ===========



                                     -F26-

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2002 and 2001, consist of the following:

                                                        2002           2001
                                                         ----           ----
         Deferred tax assets:
           Property and equipment - non-current          $1,078      $   1,176
           Accrued liabilities and other - current           91          1,082
                                                     -----------    -----------
                                                          1,169          2,258
         Deferred tax liabilities:
            Prepaid expenses - current                     (37)          (704)
                                                     -----------    -----------
         Net deferred tax assets                        $ 1,132      $   1,554
                                                     ===========    ===========

     Net deferred tax assets of $54 and $1,078 are classified as current and non-current, respectively, and included in prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2002.

     Net deferred tax assets of $378 and $1,176 are classified as current and non-current, respectively, and included in prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2001.

     CCA,  a  94.8%  owned   subsidiary  of  the  Century   Casinos  Inc.,   has
     approximately $3 in net operating loss carryforwards as of December 31, 2002, which carry no expiration date.


10. GOODWILL AND OTHER INTANGIBLE ASSETS


Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows by segment:



                                          Cripple Creek, CO    South Africa          Total
Balance as of January 1, 2001               $       8,574     $         840     $       9,414
Amortization in  2001                             (1,342)              (75)           (1,417)
Effect of foreign currency revaluation                  -             (288)             (288)
                                               -----------       -----------       -----------
Balance as of December 31, 2001                     7,232               477             7,709
Effect of foreign currency revaluation                  -               190               190
                                               -----------       -----------       -----------
Balance as of December 31, 2002             $       7,232     $         667      $      7,899
                                               ===========       ===========       ===========



                                     -F27-

A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill and other intangible assets with indefinite useful lives, net of related tax effect, follows:




                                                     For The Year Ended December 31 ,
                                                   2002              2001             2000
                                                   ----              ----             ----

Reported net earnings                       $       3,079    $        2,455    $       3,253
Add back: Goodwill amortization,
          net of income taxes                           -             1,171            1,118
Add back: Casino license amortization,
          net of income taxes                           -               177               40
                                               -----------      ------------      -----------
Adjusted net earnings                       $       3,079    $        3,803    $       4,411
                                               ===========      ============      ===========
Basic earnings per share:
  Reported net earnings                     $        0.23    $         0.18    $        0.23
  Goodwill amortization                                 -              0.09             0.08
  Casino license amortization                           -              0.01                -
                                               -----------      ------------      -----------
  Adjusted net earnings                     $        0.23    $         0.28    $        0.31
                                               ===========      ============      ===========
Diluted earnings per share:
  Reported net earnings                     $        0.20    $         0.16    $        0.22
  Goodwill amortization                                 -              0.08             0.08
  Casino license amortization                           -              0.01                -
                                               -----------      ------------      -----------
  Adjusted net earnings                     $        0.20    $         0.25    $        0.30
                                               ===========      ============      ===========


The Company's other intangible assets are comprised soley of casino acquisition costs associated with CCAL's license, which is shown separately on the Company's consolidated balance sheet.

11. OTHER EXPENSE, NET


Other (expense), net, consists of the following:



                                                              For the Year Ended December 31,
                                                         2002              2001             2000
                                                         ----              ----             ----

  Interest income                                   $         125    $          90    $         145
  Interest expense                                        (1,809)          (1,936)          (1,529)
  Income from sale of casino project rights                     -                -            1,380
  Foreign currency exchange gains (losses)                      -             (29)              (1)
  Amortization of deferred financing costs                   (94)             (82)             (88)
  Gain on disposal of equipment                                34               13               80
  Other                                                        17                5              (7)
                                                       -----------      -----------      -----------
                                                    $     (1,727)    $     (1,939)    $        (20)
                                                       ===========      ===========      ===========

                                     -F28-

12. PROPERTY WRITE-DOWN AND OTHER WRITE-OFFS


Property write-down and other write-offs consist of the following:

                                                                             For the Year Ended December 31,
                                                                          2002             2001             2000
                                                                          -----            ----              ----
   Write down non-operating casino property and land held for sale     $       447    $         57    $            -
   in Nevada (Note 8)

   Write off receivables and advances related to a casino acquisition
   project and casino properties under management (Note 8) (1)                 698               -                 -
                                                                        -----------      -----------      -----------
                                                                       $     1,145    $         57    $            -
                                                                        ===========      ===========      ===========

     (1) $399 for Johannesburg (Note 1) and $299 for Prague (Note 8).


                                     -F29-

13. EARNINGS PER SHARE


     Basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 were computed as follows:



                                                                  2002            2001           2000
                                                                  ----            ----           ----


    Basic Earnings Per Share:
       Net earnings                                             $     3,079    $     2,455    $     3,253
                                                                ============   ============   ============
       Weighted average common shares                            13,680,884     13,823,468     14,240,990
                                                                ============   ============   ============
       Basic earnings per share                                 $      0.23    $      0.18    $      0.23
                                                                ============   ============   ============
    Diluted Earnings Per Share:
       Net earnings, as reported                                $     3,079    $     2,455    $     3,253
       Interest expense, net of income taxes, on convertible
       debenture                                                          -              8             28
                                                               ------------    ------------   ------------
       Net earnings available to common shareholders            $     3,079    $     2,463    $     3,281
                                                                ============   ============   ============


       Weighted average common shares                            13,680,884     13,823,468     14,240,990
         Effect of dilutive securities (1):
             Convertible debenture                                        -         67,451        227,489
             Stock options and warrants                           1,430,823      1,094,028        567,362
                                                                ------------   ------------   ------------
       Dilutive potential common shares                          15,111,707     14,984,947     15,035,841
                                                                ============   ============   ============
       Diluted earnings per share                               $      0.20    $      0.16    $      0.22
                                                                ============   ============   ============

    Excluded from computation of diluted earnings per
       share due to anti-dilutive effect (1):
       Options and warrants to purchase common shares                     -          15,000       205,000
             Weighted average exercise price                              -    $       2.15   $      2.19


                                     -F30-

14. UNAUDITED SUMMARIZED QUARTERLY DATA


Summarized quarterly financial data for 2002, 2001 and 2000 is as follows:




                                                1st Quarter         2nd Quarter        3rd Quarter      4th Quarter
                                            ---------------- ------------------- ------------------ ----------------
Year ended December 31, 2002
  Net operating revenue                              $6,892              $7,429             $7,885           $7,131
  Earnings from operations                           $1,973              $2,155             $1,281           $1,882
  Net earnings (1), (2)                              $  925              $1,103             $  453           $  598
  Basic earnings per share (6)                       $ 0.07              $ 0.08             $ 0.03           $ 0.04
  Diluted earnings per share (6)                     $ 0.06              $ 0.07             $ 0.03           $ 0.04


                                                1st Quarter         2nd Quarter        3rd Quarter      4th Quarter
                                            ---------------- ------------------- ------------------ ----------------
Year ended December 31, 2001
  Net operating revenue                              $7,309              $7,393             $7,901           $6,973
  Earnings from operations (2)                       $1,132              $1,284             $2,016           $1,724
  Net earnings                                       $  453              $  589             $  687           $  726
  Basic earnings per share (6)                       $ 0.03              $ 0.05             $ 0.05           $ 0.05
  Diluted earnings per share (6)                     $ 0.03              $ 0.04             $ 0.05           $ 0.04

                                                1st Quarter         2nd Quarter       3rd Quarter       4th Quarter
                                            ---------------- ------------------- ----------------- -----------------
Year ended December 31, 2000
  Net operating revenue (3)                          $5,164              $5,514            $6,454            $9,100
  Earnings from operations                           $  603              $1,052            $1,554            $2,664
  Net earnings (4), (5)                              $  979              $  396            $  830            $1,048
  Basic earnings per share (6)                       $ 0.07              $ 0.03            $ 0.06            $ 0.07
  Diluted earnings per share (6)                     $ 0.07              $ 0.03            $ 0.06            $ 0.06



     (1) In 2002, effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. The following goodwill amortization expense (net of income taxes) was recorded for each quarter in 2001 and 2000:


                             1st Quarter          2nd Quarter         3rd Quarter          4th Quarter
                          ------------------- -------------------- ------------------- --------------------

               2001              $294                $294                 $294                $289
               2000              $279                $280                 $279                $280


     (2) The Company is currently holding non-operating casino property and land for sale in Wells, Nevada. In the 3rd quarter of 2002 and the 1st quarter 2001 the Company reduced the value of the property to its fair value by $447 and $57, respectively. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure. The $57 write-off in 2001 was reclassified from non-operating to operating expenses in the current year report.

                                     -F31-

          In the 3rd quarter of 2002, the Company has recorded a $299 write-off for unpaid management fees and loans related to its operations in Prague, Czech Republic, as devastating floods in Prague, Czech Republic in August 2002 had an adverse impact on casino operation. See
          Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure.

          In the 3rd quarter of 2002, the Company has recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure. $22 in additional expenses related to the Johannesburg project were written off in the 4th quarter of 2002, bringing the total to $399.

     (3) In 2001, the Company changed its classification of promotional charges which totaled $2,740 and $2,777 for the years ended December 31, 2001 and 2000, respectively. The following promotional expenses, which are now accounted for as a reduction of revenue were previously classified as casino expenses.


                           1st Quarter          2nd Quarter         3rd Quarter          4th Quarter
                        -------------------- -------------------- ------------------- --------------------

               2000            $670                 $698                 $736                $673



     (4) During the 1st quarter of 2000, the Company received $1,380, from the sale of its riverboat gambling license in Indiana. This was offset by charges of $302 related to the write-off of a noncompete agreement with a former officer/director and bonuses paid to certain officers/directors related to the final payment received on the sale of the Company's riverboat gambling license in Indiana.

     (5) The Caledon Casino opened for business on October 11, 2000. During the 4th quarter of 2000, net operating revenue for the casino was $3,536. Consolidated net earnings, after eliminating all intercompany transactions, for CCA, the Company's South African subsidiary, of which the Caledon Casino is a part, was $748 for the 4th quarter of 2000.

     (6)  Sum of quarterly  results may differ from annual results  presented in
          Note 13, Earnings per Share, to the Consolidated Financial Statements, and the Statement of Earnings because of rounding.



                                     -F32-