Form 10-Q
period 2003-03-31
CENTURY CASINOS INC /CO/
filed 2003-05-12
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

               157 East Warren Ave., Cripple Creek, Colorado 80813
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (719) 689-9100
                    (Registrant's telephone number, including
                                   area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, $0.01 par value, 13,540,264 shares outstanding as of May 06, 2003.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002           3
            Condensed Consolidated Statements of Earnings for the Three
            Months Ended March 31, 2003 and 2002                                                       4
            Condensed Consolidated Statements of Comprehensive Earnings for the Three Months
            Ended March 31, 2003 and 2002                                                              5
            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2003 and 2002                                                       6
            Notes to Condensed Consolidated Financial Statements                                       8
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        20
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   34
Item 4.   Controls and Procedures                                                                      35

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            36
Item 6.   Exhibits and Reports on Form 8-K                                                             36

          SIGNATURES                                                                                   36
          SECURITIES EXCHANGE ACT RULE 13a-14 AND 15d-14 CERTIFICATIONS OF CEO, PRESIDENT AND
          CAO                                                                                          37



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------------------------------------------------

                                                                        March 31, 2003      December 31, 2002
                                                                        --------------      -----------------
    ASSETS
    Current Assets:
        Cash and cash equivalents                                         $      4,275      $      4,582
        Restricted cash                                                            546               491
        Accounts receivable                                                        120               133
        Prepaid expenses and other                                                 578               564
                                                                             ----------        ----------
           Total current assets                                                  5,519             5,770

    Property and Equipment, net                                                 35,016            33,965
    Goodwill, net                                                                7,957             7,899
    Casino License Costs, net                                                    1,410             1,298
    Deferred Taxes                                                               1,019             1,078
    Other Assets                                                                 1,130             1,133
                                                                            ----------        ----------
    Total                                                                 $     52,051      $     51,143
                                                                            ==========        ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
        Current portion of long-term debt                                 $      1,700      $      1,664
        Accounts payable and accrued liabilities                                 2,067             2,309
        Accrued payroll                                                            404             1,098
        Taxes payable                                                            1,237               747
                                                                            ----------        ----------
           Total current liabilities                                             5,408             5,818

    Long-Term Debt, less current portion                                        17,483            16,531
    Other Non-current Liabilities                                                  738               788
    Minority Interest                                                               -                903
    Shareholders' Equity:
        Preferred stock; $.01 par value; 20,000,000 shares
           authorized; no shares issued or outstanding
       Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,575,964 and 13,580,864 shares outstanding, respectively               145               145
       Additional paid-in capital                                               21,865            21,874
       Accumulated other comprehensive loss                                      (466)           (1,052)
       Retained earnings                                                         8,681             7,926
                                                                            ----------        ----------
                                                                                30,225            28,893
        Treasury stock - 909,812 and 904,912 shares at cost,
           respectively                                                        (1,803)           (1,790)
                                                                            ----------        ----------
           Total shareholders' equity                                           28,422            27,103
                                                                            ----------        ----------
    Total                                                                 $     52,051      $     51,143
                                                                            ==========        ==========
See notes to condensed consolidated financial statements.




CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
-------------------------------------------------------------------------------------------------------------

                                                                       For The Three Months Ended March 31,
                                                                               2003              2002
                                                                               ----              ----

Operating Revenue:
   Casino                                                                 $      7,520      $      7,206
   Hotel, Food and beverage                                                        821               572
   Other                                                                           121               151
                                                                            ----------        ----------
                                                                                 8,462             7,929
   Less promotional allowances                                                   1,081             1,037
                                                                            ----------        ----------
           Net operating revenue                                                 7,381             6,892
                                                                            ----------        ----------

Operating Costs and Expenses:
   Casino                                                                        2,649             2,233
   Hotel, Food and beverage                                                        569               296
   General and administrative                                                    1,817             1,793
   Depreciation and amortization                                                   648               597
                                                                            ----------        ----------
       Total operating costs and expenses                                        5,683             4,919
                                                                            ----------        ----------

Earnings from Operations                                                         1,698             1,973
   Interest expense                                                              (527)             (461)
   Other income, net                                                                58                23
                                                                            ----------        ----------
Earnings before Income Taxes and Minority Interest                               1,229             1,535
   Provision for income taxes                                                      466               618
                                                                            ----------        ----------
Earnings before Minority Interest                                                  763               917
   Minority interest in subsidiary (earnings) losses                               (8)                 8
                                                                            ----------        ----------
Net Earnings                                                              $        755      $        925
                                                                            ==========        ==========


Earnings Per Share:
   Basic                                                                  $       0.06      $       0.07
                                                                            ==========        ==========
   Diluted                                                                $       0.05      $       0.06
                                                                            ==========        ==========

See notes to condensed consolidated financial statements.



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
(Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------

                                                                       For The Three Months Ended March 31,
                                                                               2003              2002
                                                                               ----              ----



   Net Earnings                                                           $        755      $        925
   Foreign currency translation adjustments                                        555               289
   Change in fair value of interest rate swaps, net of income taxes                 31                86
                                                                            ----------        ----------
   Comprehensive Earnings                                                 $      1,341      $      1,300
                                                                            ==========        ==========


See notes to condensed consolidated financial statements.




CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------

                                                                        For The Three Months Ended March 31,
                                                                               2003             2002
                                                                               ----             ----

Cash Flows from Operating Activities:
    Net earnings                                                          $        755      $        925
    Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                                                648               597
       Amortization of deferred financing costs                                     28                16
       Deferred tax expense                                                         16                 3
       Minority interest in subsidiary earnings (losses)                             8               (8)
       Other                                                                         3              (31)

       Changes in operating assets and liabilities
         Receivables                                                                16              (21)
         Prepaid expenses and other assets                                          19                47
         Accounts payable and accrued liabilities                                (442)             (338)
         Accrued payroll                                                         (710)                 -
         Taxes payable                                                             468                 -
                                                                             ---------         ---------
         Net cash provided by operating activities                                 809             1,190
                                                                             ---------         ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                          (874)             (959)
    Acquisition of subsidiary, net of cash acquired                              (918)                 -
    Restricted cash (increase) decrease                                              3              (19)
                                                                             ---------         ---------


         Net cash used in investing activities                                 (1,789)             (978)
                                                                             ---------         ---------



                                   (continued)



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------

                                                                       For the Three Months Ended March 31,
                                                                               2003                 2002
                                                                               ----                 ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                               $      6,999     $       3,425
   Principal repayments                                                        (6,424)           (3,544)
   Proceeds from exercise of options                                                 7                 -
   Purchases of treasury stock                                                    (31)                 -
   Other                                                                             2                 -
                                                                            ----------        ----------
         Net cash provided by (used in) financing activities                       553             (119)
                                                                            ----------        ----------

Effect of exchange rate changes on cash                                            120                38
                                                                            ----------        ----------
Increase (Decrease) in Cash and Cash Equivalents                                 (307)               131

Cash and Cash Equivalents at Beginning of Period                                 4,582             3,031
                                                                            ----------        ----------
Cash and Cash Equivalents at End of Period                                $      4,275     $       3,162
                                                                            ==========        ==========


Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $10 in 2003 and $15 in 2002 $        568      $        628
                                                                            ==========        ==========
Income taxes paid                                                         $          -      $          -
                                                                            ==========        ==========


See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB") and WMCK-Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 94.8% owned subsidiary of CCI, owns 100% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL", a dormant subsidiary). The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 604 slot machines, six limited stakes gaming tables, 21 hotel rooms and a restaurant.

          CCA owns and operates The Caledon Casino, Hotel and Spa near Cape Town, South Africa and has a management contract to operate the casino. The resort has 275 slot machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 2 restaurants, 3 bars, and conference facilities.

          CCM manages Casino Millennium located within a five-star hotel in Prague, Czech Republic. The Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium a.s. In December 2002, the Company paid $236 towards a 10% ownership interest, which was subject to the repayment of a CM loan by Strabag AG, the Company's proposed partner, which was repaid in April 2003. The balance of the acquisition is expected to be completed in 2003 by contributing assets of the casino currently owned by the Company and certain pre-operating costs paid by the Company with a combined value of $852.

          CCI serves as concessionaire of small casinos on five luxury cruise vessels, one of which is temporarily out of service. The Company has a total of approximately 171 gaming positions on the four combined shipboard casinos currently in operation. On March 28, 2003 the Company entered into a casino concession agreement with Oceania Cruises to operate shipboard casinos, with approximately 66 gaming positions each, on two luxury cruise ships. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania. The vessel is scheduled to cruise to various destinations in the western Mediterranean until September 2003 and then resume operations in May 2004. The second cruise ship is scheduled to sail on its maiden voyage in the third quarter of 2003.

     The   Company   regularly   pursues    additional   gaming    opportunities
     internationally and in the United States.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($50.7 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

     Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders' equity are translated and presented based on the exchange rate at the end of the period.

     Certain reclassifications have been made to the 2002 financial information in order to conform to the 2003 presentation.

     The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly the consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2. CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

     In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

     At March 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation.



                                                                        For the three months ended March 31,
                                                                               2003              2002
                                                                               ----              ----

   Net earnings, as reported                                              $        755      $        925
   Deduct: Total stock-based employee  compensation expense
           determined under fair value based method for all
           awards,  net of related tax effects                                       1                 2
                                                                             ---------         ---------
    Pro forma net earnings                                                $        754      $        923
                                                                             =========         =========

   Earnings per share
     Basic               As reported                                      $       0.06      $       0.07
                         Pro forma                                        $       0.06      $       0.07

     Diluted             As reported                                      $       0.05      $       0.06
                         Pro forma                                        $       0.05      $       0.06




     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

3. INCOME TAXES

     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. Effective with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, the Company no longer amortizes goodwill, eliminating the majority of permanent differences.


4. EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 were computed as follows:



                                                                        For the Three Months Ended March 31,
                                                                               2003              2002
                                                                               ----              ----

 Basic Earnings Per Share:
    Net earnings                                                          $        755      $        925
                                                                            ==========        ==========
    Weighted average common shares                                          13,579,411        13,728,784
                                                                            ==========        ==========
    Basic earnings per share                                              $       0.06      $       0.07
                                                                            ==========        ==========
 Diluted Earnings Per Share:
    Net earnings, as reported                                             $        755      $        925
                                                                            ==========        ==========
    Weighted average common shares                                          13,579,411        13,728,784
      Effect of dilutive securities:
          Stock options and warrants                                         1,124,382         1,355,129
                                                                            ----------        ----------
    Dilutive potential common shares                                        14,703,793        15,083,913
                                                                            ==========        ==========
    Diluted earnings per share                                            $       0.05      $       0.06
                                                                            ==========        ==========
    Excluded from computation of diluted earnings per share
       Due to antidilutive effect:
          Options and warrants to purchase common shares                        15,000                 -
          Weighted average exercise price                                 $       2.27      $          -


5. CRIPPLE CREEK, COLORADO

     Womacks is nearing completion of its 6,022 square foot expansion, approximately half of which is providing additional space for gaming and the other half increasing the "back of house" area. On April 19, 2003 construction was completed on the gaming space added to Womacks. In conjunction with the expansion, the main floor of Womacks and the mezzanine section were re-carpeted and significant changes were made to the floor layout, providing our customers with an attractive and more comfortable area in which to play. Altogether we have added a total of approximately 3,000 square feet of gaming area since September of 2002. Most importantly, having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date.

     The total construction cost, excluding new slot machines, is expected to be $2.0 million, of which $1.7 million has been spent as of March 31, 2003. The project is expected to be completed in the second quarter of 2003.


6. CALEDON, SOUTH AFRICA

     The casino opened on October 11, 2000 and currently operates 275 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion.

     In January 2003, CCA purchased the remaining 35% interest in CCAL, becoming the sole owner of all of the common stock of CCAL. The Company paid 21.5 million Rand or $2.6 million, based on the conversion rate at January 10, 2003. In accordance with FASB Statement No. 141, "Business Combinations", the cost of acquisition was allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The assets and liabilities of CCAL, which were carried in the Company's consolidated financial statements at the date of acquisition, had fair values which approximated their carrying value, with the exception of land to which $341 of the acquisition price was allocated. Simultaneous with the transaction, the Hotel Management Agreement between CCAL and Fortes King Hospitality (Pty) Limited ("FKH") was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the RCF.

7. PRAGUE, CZECH REPUBLIC

     In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval, which has been obtained. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash. This payment will allow the Company a 10% ownership in CM, subject to the repayment of a CM loan by Strabag AG, which has been repaid in April 2003. As of March 31, 2003 and December 31, 2002, the initial payment of $236 is classified in other assets on the Company's consolidated balance sheet. The Company will carry the investment at cost until such time that its investment is at least 20%, but not more that 50%, at which time the Company will include its percentage of the equity earnings or loss in CM in its consolidated balance sheet, consolidated statement of earnings and consolidated statement of cash flows. The balance of the acquisition is expected to be completed in 2003 by contributing assets leased to CM and certain pre-operating costs paid by the Company with a combined value of $852. Should we acquire a 51% or greater interest in CM, we would expect to consolidate the financial statements of the subsidiary. In addition, we will evaluate the professional literature on this matter at the time our investment reaches a 50% interest, including the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities".

     In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino was severely limited and has negatively affected and will likely continue to negatively affect the casino operation. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium. Management fee income for the three months ended March 31, 2003 and 2002 was $0 and $60, respectively.


8. LONG-TERM DEBT

     The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of March 31, 2003 was $13,702 compared to $11,500 at December 31, 2002. The amount available under the RCF as of March 31, 2003 was $11,575, net of amounts outstanding as of that date, compared to $14,500 at December 31, 2002. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of March 31, 2003. Interest rates at March 31, 2003 were 4.25% for $2,202 outstanding under prime based provisions of the loan agreement and 3.59% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

     The fair value of the Company's interest rate swap derivatives as of March 31, 2003 and December 31, 2002 of $738 and $788, respectively, is reported as a liability in the consolidated balance sheets. The net gain on the interest rate swaps of $31, net of deferred income tax expense of $19 for the first three months of 2003 has been reported in accumulated other comprehensive loss in the shareholders' equity section of the accompanying March 31, 2003 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $142 and $128 for the three months ended March 31, 2003 and 2002, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 9.13% and 9.56% for the three months ended March 31, 2003 and 2002, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provided for a principal loan of approximately $6,016 to fund development of the Caledon project. The outstanding balance and interest rate as of March 31, 2003 and December 31, 2002 was $4,294 and $4,179 (based on the exchange rate as of December 31, 2002), respectively and 17.05% in both years. The outstanding balance and interest rate on the standby facility with PSGIB as of March 31, 2003 and December 31, 2002 was $429 and $418 (based on the exchange rate as of December 31, 2002), respectively and 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $507). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of March 31, 2003. PSGIB was recently acquired by ABSA Bank
     (ABSA). There have been no changes in the terms or conditions of the current loan, as amended, with PSGIB.

     An unsecured note payable, in the amount of $380, to a founding shareholder bears interest at 6%, payable quarterly. The note holder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as noncurrent in the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002.

     The remaining amount of $378 in debt, as of March 31, 2003, consists primarily of capital leases totaling $374.

     The consolidated weighted average interest rate on all borrowings was 10.63% and 10.23% for the three months ended March 31, 2003 and 2002, respectively.

9. SHAREHOLDERS' EQUITY

     During the first quarter of 2003, the Company repurchased 14,900 shares of its common stock on the open market at an average per share price of $2.09. The Company re-issued 10,000 shares of treasury stock in January 2003 when one of its outside directors exercised his options. As of March 31, 2003, the Company held 909,812 shares in treasury at an average price per share of $1.98. Subsequent to March 31, 2003, the Company purchased 35,700 additional shares of its common stock on the open market at an average per share price of $2.28.

     Subsequent to March 31, 2003, in conjunction with his resignation (see Item 6.(b) Reports on Form 8-K) and in accordance with the Company's Employees' Equity Incentive Plan ("EEIP"), a director elected to exercise all 618,000 of his outstanding options, carrying an average strike price of $1.306, such shares to be issued out of treasury, and will pay for the options by transferring 357,080 shares of outstanding stock that he has owned since 1994 to the Company at a per share price of $2.26 established at the close of the market on April 16, 2003. Additionally, the Company has accepted an offer to repurchase 132,184 shares from the director at the per share price of $2.26. The net effect of these transactions will be to reduce treasury shares by 128,736 and increase the outstanding shares by 128,736.

     In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders each of whom have one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of Century Casinos, Inc. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of March 31, 2003, no dividend has been declared for the preference shareholders.

10. SEGMENT INFORMATION

     The Company has adopted FASB Statement No. 131 " Disclosures about Segments of an Enterprise and Related Information". The Company is managed in four segments; Colorado, South Africa, Cruise Ships, and Corporate operations. The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Casino, Hotel and Spa.

     Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino operation. It is also used by our lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of separate operating units by eliminating the interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

     Segment information as of, and for the three months ended March 31, 2003 and 2002 is presented below.



================================ ========================== =========================== =============================
                                         Colorado                  South Africa                 Cruise Ships
================================ ========================== =========================== =============================
As of and for the Three Months       2003         2002          2003          2002          2003           2002
        Ended March 31,
================================ ============= ============ ============= ============= ============== ==============
Property and equipment, net        $   21,671   $   19,556   $    11,977   $     8,705   $        212   $        235
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Total assets                       $   32,448   $   30,419   $    16,459   $    11,864   $        418   $        416
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Operating revenue                  $    5,614   $    6,123   $     2,518   $     1,641   $        330   $        105
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Promotional allowances             $    (970)   $    (930)   $     (111)   $     (107)   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Net operating revenue              $    4,644   $    5,193   $     2,407   $     1,534   $        330   $        105
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Operating expenses (excluding
depreciation and amortization)     $    2,775   $    2,825   $     1,710   $     1,100   $        214   $         96
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Depreciation & amortization        $      352   $      343   $       239   $       187   $         15   $         13
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Earnings from operations           $    1,517   $    2,025   $       458   $       247   $        101   $        (4)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest  income                   $        3   $        4   $        53   $        16   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest expense,
including debt issuance cost       $      370   $      344   $       236   $       196   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Other income, net                  $        -   $        -   $         -   $         -   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Earnings (loss) before income
taxes and minority interest        $    1,150   $    1,685   $       275   $        67   $        101   $        (4)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Income tax expense(benefit)        $      437   $      775   $       111   $        50             30   $        (1)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Minority interest expense
(benefit)                          $        -   $        -   $         8   $       (8)   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Net earnings (loss)                $      713   $      910   $       156   $        25   $         71   $        (3)
=====================================================================================================================



=====================================================================================================================
Reconciliation to EBITDA:
================================ ==== ===============================================================================
Net earnings (loss) (US GAAP)      $      713   $      910   $       156   $        25   $         71   $        (3)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest income                    $      (3)   $      (4)   $      (53)   $      (16)   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest expense                   $      370   $      344   $       236   $       196   $          -   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Income taxes                       $      437   $      775   $       111   $        50   $         30   $        (1)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Depreciation & amortization        $      352   $      343   $       239   $       187   $         15   $         13
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
EBITDA                             $    1,869   $    2,368   $       689   $       442   $        116   $          9
=====================================================================================================================



================================ ========================== =========================== =============================
                                    Corporate and Other     Inter-segment Elimination           Consolidated
================================ ========================== =========================== =============================
As of and for the Three Months       2003         2002          2003          2002          2003           2002
        Ended March 31,
================================ ============= ============ ============= ============= ============== ==============
Property and equipment, net        $    1,156   $    1,708   $         -   $         -   $     35,016   $     30,204
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Total assets                       $    2,726   $    3,065   $         -   $         -   $     52,051   $     45,764
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Operating revenue                  $        -   $       60   $         -   $         -   $      8,462   $      7,929
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Promotional allowances             $        -   $        -   $         -   $         -   $    (1,081)   $    (1,037)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Net operating revenue              $        -   $       60   $         -   $         -   $      7,381   $      6,892
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Operating expenses (excluding
depreciation and amortization)     $      336   $      301   $         -   $         -   $      5,035   $      4,322
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Depreciation & amortization        $       42   $       54   $         -   $         -   $        648   $        597
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Earnings from operations           $    (378)   $    (295)   $         -   $         -   $      1,698   $      1,973
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest  income                   $       86   $       88   $      (85)   $      (85)   $         57   $         23
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest expense,
including debt issuance cost       $        6   $        6   $      (85)   $      (85)   $        527   $        461
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Other income, net                  $        1   $        -   $         -   $         -   $          1   $          -
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Earnings (loss) before income
taxes and minority interest        $    (297)   $    (213)   $         -   $         -   $      1,229   $      1,535
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Income tax expense(benefit)        $    (112)   $    (206)   $         -   $         -   $        466   $        618
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Minority interest expense
(benefit)                          $        -   $        -   $         -   $         -   $          8            (8)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Net earnings (loss)                $    (185)   $      (7)   $         -   $         -   $        755   $        925
=====================================================================================================================



=====================================================================================================================
Reconciliation to EBITDA
================================ ==== ===============================================================================
Net earnings (loss) (USGAAP)       $    (185)   $      (7)   $         -   $         -   $        755   $        925
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest income                    $     (86)   $     (88)   $        85   $        85   $       (57)   $       (23)
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Interest expense                   $        6   $        6   $      (85)   $      (85)   $        527   $        461
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Income taxes                       $    (112)   $    (206)   $         -   $         -   $        466   $        618
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
Depreciation & amortization        $       42   $       54   $         -   $         -   $        648   $        597
================================ ==== ======== === ======== === ========= === ========= === ========== === ==========
EBITDA                             $    (335)   $    (241)   $         -   $         -   $      2,339   $      2,578
=====================================================================================================================

11. OTHER INCOME, NET

     Other income, net, consists of the following:

                                            For the Three Months Ended March 31,
                                                     2003            2002
                                                     ----            ----

        Interest income                      $         57     $         23
        Foreign currency exchange gains                 1                -
                                                ----------       ----------
                                             $         58     $         23
                                                ==========       ==========

12. PROMOTIONAL ALLOWANCES


     Promotional allowances presented in the condensed consolidated statement of earnings for the period ended March 31, 2003 and March 31, 2002 include the following:


                                            For the Three Months Ended March 31,
                                                   2003              2002
                                                   ----              ----

        Food & Beverage and Hotel Comps      $        327     $        325
        Free Plays or Coupons                         401     $        382
        Player Points                                 353     $        330
                                                ----------        ---------
        Total Promotional Allowances         $      1,081     $      1,037
                                                ==========      ===========

     We issue free play or coupons for the purpose of generating future revenue. The coupons are valid for a limited number of days (generally not exceeding 7 days). The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

     Members of the casinos' players clubs earn points as a percentage of coin-in. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of the unused or unredeemed points is included in the accounts payable and accrued liabilities on our consolidated balance sheet.

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

Results of Operations

Three Months Ended March 31, 2003 vs. 2002

Colorado

The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the quarters ended March 31, 2003 and 2002 are as follows:


                                                    For the three months ended March 31,     Increase     % of
                                                                                            (Decrease)      Change
                                                       2003                 2002
                                                       ----                 ----
Operating Revenue
     Casino                                      $            5,293  $             5,825   $       (532)       -9.1%
     Hotel, food and beverage                                   296                  269              27       10.0%
     Other                                                       25                   29             (4)      -13.8%
                                                    ----------------    -----------------
                                                              5,614                6,123
Less promotional allowances                                   (970)                (930)              40        4.3%
                                                    ----------------    -----------------
Net operating revenue                                         4,644                5,193           (549)      -10.6%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                   1,641                1,644             (3)       -0.2%
     Hotel, food and beverage                                    69                   57              12       21.1%
     General and administrative                               1,065                1,124            (59)       -5.2%
     Depreciation and amortization                              352                  343               9        2.6%
                                                    ----------------    -----------------
                                                              3,127                3,168
                                                    ----------------    -----------------
Earnings from operations                                      1,517                2,025           (508)      -25.1%
Interest expense                                              (370)                (344)            (26)        7.6%
Other income, net                                                 3                    4              -1      -25.0%
                                                    ----------------    -----------------
Earnings before income taxes                                  1,150                1,685           (535)      -31.8%
Income tax expense                                              437                  775           (338)      -43.6%
                                                    ----------------    -----------------
Net Earnings                                     $              713  $               910   $       (197)      -21.6%
                                                    ================    =================


Overall operating results were impacted by the casino results detailed below.

Casino Margin and Market Data


     ------------------------------------------------------ ------------------- -------------------- ------------
     For the three months ended March 31,                          2003                2002           % Change
     ------------------------------------------------------ ------------------- -------------------- ------------
     Casino revenue                                            $         5,293     $          5,825        -9.1%
     Casino promotional allowances                             $           713     $            688         3.6%
     Casino revenue, net                                       $         4,580     $          5,137       -10.8%
     Casino expense                                            $         1,641     $          1,644        -0.2%
     Casino margin                                             $         2,939     $          3,493       -15.9%
     Casino margin as a % of casino revenue, net                         64.2%                68.0%
     Market share of the Cripple Creek  market                          16.14%               17.47%
     Average number of slot machines                                       666                  612
     Market share of Cripple Creek gaming devices                       15.70%               14.76%
     Average slot machine win per day                               87 dollars          104 dollars
     Cripple Creek average slot machine win per day                 85 dollars           87 dollars


     When comparing 2003 to 2002, continued distractions from major construction in the casino, limited access to the casino from the adjoining parking lot, and poor weather conditions, particularly in March 2003, had an adverse effect on casino revenue and overall operating results. The casino is also feeling the impact of the covered parking garages provided by two of its competitors, even more so in conjunction with the inclement weather. There is not enough history at this time for management to determine the impact of these garages on the casino over the course of a full year.

     Subsequent to March 31, 2003, Womacks has made significant changes to the casino floor layout and reduced the number of slot machines to 604.

     During the three months ended March 31, 2003, Womacks leased approximately 48 slot machines from manufacturers on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $117 and $48 for the quarters ended March 31, 2003 and 2002 respectively.

     Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix.


Hotel, Food and Beverage Margin

     -------------------------------------------------------- ------------------- -------------------- ------------
     For the three months ended March 31,                             2003                2002           % Change
     -------------------------------------------------------- ------------------- -------------------- ------------
     Hotel, food and beverage revenue                            $           296     $            269        10.0%
     Hotel, food and beverage expense                            $            69     $             57        21.1%
     Hotel, food and beverage margin                             $           227     $            212         7.1%
     Hotel, food and beverage margin as % of hotel, food
     and beverage revenue                                                  76.7%                78.8%


     Hotel revenue, included in Hotel, food and beverage revenue, increased by 16.4%, as a result of introducing 3 additional luxury rooms at the end of the first quarter of 2002. All of the revenue generated by the hotel operations is derived from comps to better players and is included in promotional allowances.

     In the first quarter of 2003, the Gold Mine restaurant was closed and Bob's Grill was expanded in order to provide better service on the gaming floor and improve accessibility. The cost of food and beverage promotional allowances, which are included in casino costs, decreased to $217 in 2003 from $224 in 2002.

Other

     Interest expense, including debt issuance cost, increased to $370 in 2003 from $344 in 2002. Since the second quarter of 2000 the Company has borrowed a total of $9.5 million under the RCF to fund its investments in South Africa. The interest on the investments has resulted in a charge of approximately $256 and $180 to the Company's Colorado operations for the first three months of the years 2003 and 2002, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has marginally decreased to 9.13% in 2003 from 9.56% in 2002.

     The Colorado segment recognized income tax expense of $437 in 2003 versus $775 in 2002, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Casino Hotel and Spa.

     Improvement in the Rand versus the dollar when comparing the first quarter of last year to the current year has had a positive impact on the reported revenues and a negative impact on expenses.

     Operational results in US dollars for the three months ended March 31, 2003 and 2002 are as follows: (See next page for results in Rand)


                                                    For the three months ended March 31,      Increase         % of
                                                                                             (Decrease)       Change
                                                      2003                  2002
                                                      ----                  ----
Operating Revenue
     Casino                                      $            1,904  $             1,281   $         623       48.6%
     Hotel, food and beverage                                   525                  303             222       73.3%
     Other                                                       89                   57              32       56.1%
                                                    ----------------    -----------------
                                                              2,518                1,641
Less promotional allowances                                   (111)                (107)               4        3.7%
                                                    ----------------    -----------------
Net operating revenue                                         2,407                1,534             873       56.9%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                     794                  493             301       61.1%
     Hotel, food and beverage                                   500                  239             261      109.2%
     General and administrative                                 416                  368              48       13.0%
     Depreciation and amortization                              239                  187              52       27.8%
                                                    ----------------    -----------------
                                                              1,949                1,287
                                                    ----------------    -----------------
Earnings from operations                                        458                  247             211       85.4%
Interest expense                                              (236)                (196)            (40)       20.4%
Other income, net                                                53                   16              37      231.3%
                                                    ----------------    -----------------
Earnings before income taxes                                    275                   67             208      310.4%
Income tax expense                                              111                   50              61      122.0%
Minority interest expense (benefit)                               8                  (8)              16      200.0%
                                                    ----------------    -----------------
Net Earnings                                     $              156  $                25   $         131      524.0%
                                                    ================    =================

Average exchange rate (Rand/USD)                               8.26                11.49                      -28.1%
                                                    ================    =================

  Net Earnings for South Africa                  $              156  $                25
  Non-CCAL (income) expense:
    General & administrative expenses                            86                   35
    Interest Income                                             (8)                  (1)
    Income tax benefit                                         (21)                  (4)
    Minority interest expense (benefit)                           8                  (8)
                                                    ----------------    -----------------
                                                                 65                   22
                                                    ----------------    -----------------
  CCAL Net Earnings                              $              221  $                47
                                                    ================    =================

Operational results in Rand for the three months ended March 31, 2003 and 2002 are as follows:


                                                    For the three months ended March 31,     Increase         % of
                                                                                            (Decrease)        Change
                                                       2003                 2002
                                                       ----                 ----
Operating Revenue
     Casino                                      R           15,723  R            14,721   R       1,002        6.8%
     Hotel, food and beverage                                 4,324                3,482             842       24.2%
     Other                                                      737                  651              86       13.2%
                                                    ----------------    -----------------
                                                             20,784               18,854
Less promotional allowances                                   (918)              (1,233)           (315)      -25.5%
                                                    ----------------    -----------------
Net operating revenue                                        19,866               17,621           2,245       12.7%
                                                    ----------------    -----------------
Costs and Expenses
     Casino                                                   6,569                5,677             892       15.7%
     Hotel, food and beverage                                 4,135                2,748           1,387       50.5%
     General and administrative                               3,439                4,221           (782)      -18.5%
     Depreciation and amortization                            1,974                2,142           (168)       -7.8%
                                                    ----------------    -----------------
                                                             16,117               14,788
                                                    ----------------    -----------------
 Earnings from operations                                     3,749                2,833             916       32.3%
Interest expense                                            (1,950)              (2,259)           (309)      -13.7%
Other income, net                                               442                  195             247      126.7%
                                                    ----------------    -----------------
 Earnings before income taxes                                 2,241                  769           1,472      191.4%
Income tax expense                                              887                  567             320       56.4%
Minority interest expense (benefit)                              71                 (87)             158      181.6%
                                                    ----------------    -----------------
Net Earnings                                     R            1,283  R               289   R         994      343.9%
                                                    ================    =================


  Net Earnings for South Africa                R              1,283  R               289
  Non-CCAL (income) expense:
    General & administrative expenses                           705                  406
    Interest income                                            (66)                  (7)
    Income tax benefit                                        (191)                 (49)
    Minority interest expense (benefit)                          71                 (87)
                                                    ----------------    -----------------
                                                                519                  263
                                                    ----------------    -----------------
  CCAL Net Earnings                              R            1,802  R               552
                                                    ================    =================


Casino Margin (in USD)

     ------------------------------------------------------ -------------------- -------------------- ------------
     For the three months ended March 31,                          2003                 2002           % Change
     ------------------------------------------------------ ----- -------------- ----- -------------- ------------
     Casino revenue                                            $          1,904     $          1,281        48.6%
     Casino promotional allowances                             $             41     $             24        70.8%
     Casino revenue, net                                       $          1,863     $          1,257        48.2%
     Casino expense                                            $            794     $            493        61.1%
     Casino margin                                             $          1,069     $            764        39.9%


Casino Margin and Market Data (in Rand)

     ------------------------------------------------------ -------------------- -------------------- ------------
     For the three months ended March 31,                          2003                 2002           % Change
     ------------------------------------------------------ -------------------- -------------------- ------------
     Casino revenue                                            R         15,723     R         14,721         6.8%
     Casino promotional allowances                             R            339     R            276        22.8%
     Casino revenue, net                                       R         15,384     R         14,445         6.5%
     Casino expense                                            R          6,569     R          5,677        15.7%
     Casino margin                                             R          8,815     R          8,768         0.5%
     Casino margin as a % of casino revenue, net                          57.3%                60.7%
     Market share of the Western Cape market                              6.07%                6.93%
     Market share of Western Cape gaming devices                          10.5%                12.3%
     Average number of slot machines                                        275                  250
     Average slot machine win per day                                  597 Rand             576 Rand         3.6%
     Average number of tables                                                 8                   14
     Average table win per day                                       1,702 Rand           1,533 Rand        11.0%


     The 6.8% increase in the casino revenue is attributable to the increased traffic generated by an increasing number of conferences and the 10% increase in the number of slots which increased the potential of the casino. Subsequent to the purchase of the remaining 35% interest in CCAL, the Company is focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. Operating costs of the resort are now fully allocated to the various departments, giving management a clear picture of each cost center within the resort.



Hotel, Food and Beverage Margin (in USD)

     -------------------------------------------------------- ------------------- -------------------- ------------
     For the three months ended March 31,                            2003                2002           % Change
          -------------------------------------------------------- ------------------- -------------------- -------
     Hotel, food and beverage revenue                            $           525     $            303        73.3%
     Hotel, food and beverage expense                            $           500     $            239       109.2%
     Hotel, food and beverage margin                             $            25     $             64       -60.9%

     Average exchange rate (Rand/USD)                                       8.26                11.49       -28.1%



Hotel, Food and Beverage Margin (in Rand)

     --------------------------------------------------------- ------------------- -------------------- ------------
     For the three months ended March 31,                             2003                2002           % Change
     --------------------------------------------------------- ------------------- -------------------- ------------
     Hotel, food and beverage revenue                             R         4,324     R          3,482        24.2%
     Hotel, food and beverage expense                             R         4,135     R          2,748        50.5%
     Hotel, food and beverage margin                              R           189     R            734       -74.3%
     Hotel, food and beverage margin as % of food and
     beverage revenue                                                        4.4%                21.1%



     Food and beverage revenue has increased partially as a result of increasing meal prices by approximately 12.5%. More focus has been placed on increasing the number of conferences and trade shows held at the resort. Accordingly, marketing has been more focused in this area in an attempt to gain additional exposure. A number of repairs in the hotel infrastructure, including electrical and plumbing, were undertaken in order to maintain a first-rate facility. Additionally, inflationary pressures in South Africa have driven up base costs such as labor, supplies and utilities. Subsequent to purchase of the remaining 35% of CCAL by the Company on January 10, 2003, management re-evaluated the distribution of various shared costs, formerly accounted for as general and administrative expense, and concluded that allocating the costs to the casino, hotel, and food and beverage operations allowed management to better compare the relative operating performance of the distinct operating units within the resort.


Other

     Interest expense, including debt issuance cost, increased to $236 in 2003 from $196 in 2002 as a result of changes in the Rand/USD exchange rate. Excluding the effect of changes in the exchange rate, interest expense decreased by 13.7%. The weighted-average interest rate on the borrowings under the ABSA loan agreement is 16.9% in the first three months of 2003 and 2002. Excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 13.7% as the principal balance of the term loans and capitalized leases is repaid.

Cruise Ships


     Cruise ships' operational results for the periods ending March 31, 2003 and 2002 are as follows:


                                                 For the three months ended March 31,        Increase     % Change
                                                    2003                 2002               (Decrease)
                                                    ----                 ----
    Operating Revenue
         Casino                               $              323  $               100               223       223.0%
         Other                                                 7                    5                 2        40.0%
                                                 ----------------    -----------------
                                                              330                  105
    Less promotional allowances                                -                    -
                                                 ----------------    -----------------
     Net operating revenue                                    330                  105               225      214.3%
                                                 ----------------    -----------------

    Costs and Expenses
         Casino                                              214                   96               118       122.9%
         Depreciation and amortization                        15                   13                 2        15.4%
                                                 ----------------    -----------------
                                                              229                  109
                                                 ----------------    -----------------
    Earnings (Loss) from operations                           101                  (4)               105     2625.0%
    Other income, net                                          -                    -
                                                 ----------------    -----------------
    Earnings (Loss) before income taxes                      101                  (4)               105      2625.0%
    Income tax expense (benefit)                              30                  (1)                31      3100.0%
                                                 ----------------    -----------------
    Net Earnings (Loss)                       $               71  $               (3)                74      2466.7%
                                                 ================    =================


Casino Margin

     --------------------------------------------------------- ------------------- -------------------- ------------
     For the three months ended March 31,                             2003                2002           % Change
     --------------------------------------------------------- ------------------- -------------------- ------------
     Casino revenues                                              $           323     $            100         223%
     Casino expenses                                              $           214     $             96       122.9%
     Casino margin                                                $           109     $              4      2625.0%
     Casino margin as a % of casino revenue, net                            33.7%                 4.0%



     In the first quarter of 2003 we operated casinos on a total of four ships, three from Silverseas and one on the World of ResidenSea compared to a total of three ships in 2002. The casino on the ResidenSea opened for business on March 28, 2002.

     Travel on the cruise vessels has increased since the initial decline experienced following the tragic events at the World Trade Center on September 11, 2001. In addition, we experience severe fluctuations in the revenue generated on each cruise depending on the quality of the players. This is a condition that we do not control.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $118 and $6 of the total casino expenses incurred in first three months ended March 31, 2003 and 2002, respectively.

Corporate & Other


                                                 For the three months ended March 31,          Increase   % Change
                                                                                             (Decrease)
                                                    2003                 2002
                                                    ----                 ----
    Operating Revenue
         Other                                                 -                   60              (60)      -100.0%
                                                 ----------------    -----------------
                                                               -                   60
    Less promotional allowances                                -                    -
                                                 ----------------    -----------------
    Net operating revenue                                      -                   60              (60)      -100.0%
                                                 ----------------    -----------------

    Costs and Expenses
        General and administrative                           336                  301                35        11.6%
        Depreciation and amortization                         42                   54              (12)       -22.2%
                                                 ----------------    -----------------
                                                             378                  355
                                                 ----------------    -----------------
    Loss from operations                                   (378)                (295)              (83)       -28.1%
    Interest expense                                         (6)                  (6)                 -           -%
    Other income, net                                         87                   88               (1)        -1.1%
                                                 ----------------    -----------------
    Loss before income taxes                               (297)                (213)              (84)       -39.4%
    Income tax benefit                                     (112)                (206)              (94)       -45.6%
                                                 ----------------    -----------------
    Net Loss                                  $            (185)  $               (7)             (178)     -2542.9%
                                                 ================    =================

     Net operating revenues consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic and were $0 and $60 in the first quarter of 2003 and 2002, respectively.

     Effective September 1, 2002, management fees and interest due to the Company from CM will not be accrued until a certainty of cash flow is attained for Casino Millennium.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $4,275 plus restricted cash of $546 at March 31, 2003, and the Company had working capital of $111. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($25,278 net of the quarterly reduction) and unused borrowing capacity of approximately $11,575 at March 31, 2003.

     For the three months ended March 31, 2003, cash provided by operating activities was $809 compared with $1,190 in the prior-year period. Please refer to management's discussion of the results of operation.

     Cash used in investing activities of $1,789 for the first three months of 2003, consisted of: $193 towards the expansion of the Womacks casino at the rear of the property that is expected to be completed in the second quarter of 2003, which will provide additional gaming space; $95 for additional improvements to the property in Caledon, South Africa, principally additional capitalized building costs related to the original construction; $1,259 towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $918 of which was applied against the minority shareholder liability and $341 of which increased the carrying value of the land in Caledon; $79 principally for outfitting one of the two new casinos aboard the luxury cruise ships operated by Oceania; and the balance of $163 due to expenditures for other long lived assets. Cash used in investing activities of $978 for the first three months of 2002, consisted of: a $332 towards the expansion of the Womacks casino at the rear of the property; $67 for additional improvements to the property in Caledon, South Africa; $411 primarily for land purchased by CCA for the proposed casino development in Johannesburg, South Africa; and the balance of $168 due to expenditures for other long lived assets.

     Cash from financing activities of $553 for the first three months of 2003 consisted of net borrowings of $2.2 million under the RCF with Wells Fargo plus $7 in proceeds from the exercise of stock options, less net repayments of $274 under the loan agreement with ABSA, $1.2 million to acquire a loan to CCAL held by the minority shareholder, the repurchase of company's stock on the open market, with a cost of $31, and other net repayments of $149. Cash used in financing activities for the first three months of 2002 consisted of net repayments of $159 under the loan agreement with ABSA, other net repayments of $32, less net borrowings of $72 under the RCF with Wells Fargo.

     The Company entered into an amended RCF with Wells Fargo Bank in August 2002 which provides us with a total commitment of $26,000. Under the terms of the agreement, the maturity date of the borrowing commitment was extended to August 2007 and the funds available under the RCF are reduced by $722 each quarter beginning with the first quarter of 2003. The Company has the flexibility to use the funds for various business projects and investments.

     The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic which began in January 1999. The hotel and casino opened in July 1999. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, when completed, will result in the Company having a 50% equity interest in Casino Millennium. In December 2002, the Company, through CMB, paid $236 towards an initial equity investment of 10% in Casino Millennium, subject to the repayment of a CM loan to a Czech bank by Strabag AG, which has been repaid. The Company expects to contribute gaming equipment and certain pre-operating costs, valued at $852, in exchange for the additional 40% interest in Casino Millennium. The balance of the transaction is expected to be completed in 2003, subject to certain contingencies and contract conditions.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first three months of 2003, the Company repurchased 14,900 shares of its common stock on the open market. Through March 31, 2003, the Company had repurchased 2,382,620 shares of its common stock at a total cost of approximately $3,404. Management expects to continue to review the market price of the Company's stock and repurchase shares as appropriate, with funds coming from existing liquidity or borrowings under the RCF.

     Subsequent to March 31, 2003, in conjunction with his resignation (see Item 6.(b) Reports on Form 8-K) and in accordance with the Company's EEIP, a director elected to exercise all 618,000 of his outstanding options, carrying an average strike price of $1.306, such shares to be issued out of treasury, and will pay for the options by transferring 357,080 shares of outstanding stock that he has owned since 1994 to the Company at a per share price of $2.26 established at the close of the market on April 16, 2003. Additionally, the Company has accepted an offer to repurchase 132,184 shares from the director at the per share price of $2.26.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($50.7 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company recorded a $377 write-off in September 2002 for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

     In the fourth quarter of 2001, Womacks began a 6,022 square foot expansion. Approximately half of the space will provide additional gaming space on the street level. The other half will increase the "back of house" area. The total construction cost is expected to be $2.0 million, of which $1.7 million has been spent through March 31, 2003. The project is expected to be completed in the second quarter of 2003.

     In April of 2003 the Company signed a concession agreement to operate casinos aboard two luxury cruises vessels operated by Oceania. In conjunction with the agreement the Company is expected to disburse approximately $121 in the second quarter of 2003 to finish outfitting the casinos aboard the ships and provide the necessary working capital. Additionally the Company expects to disburse approximately $31 in the second quarter of 2003, $25 in working capital and $6 in slot machines for the casino on the Silverwind which will resume operation in May 2003.

     Management believes that the Company's cash at March 31, 2003, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

Critical Accounting Policies

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below.

     Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly, the consolidated financial statements are presented in accordance with US GAAP.

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

     Effective  January  1,  2002  the  Company  adopted  Financial   Accounting
     Standards Board (the "FASB") SFAS No. 142 "Goodwill and Other Intangible Assets".

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property, 3) the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at March 31, 2003 is unamortized goodwill of approximately $7,957 and unamortized casino license costs of approximately $1,410. The Company will continue to assess goodwill and other intangibles for impairment at least annually.

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

     The carrying value of the non-operating property held for sale in Wells Nevada, is subject to periodic evaluation. The property has been listed for sale since April 1998. In 2001 we attempted to reach agreement with an interested third-party that would have recouped our investment through a long-term lease agreement that contained a purchase option, which enabled us to conclude that the carrying value was still reasonable. We could not reach an agreement and, as the result of no further activity, reduced the value of the property to its estimated fair value in 2002, which heretofore was supported by an independent appraisal performed in January 2000.

     Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.


                         * * * * * * * * * * * * * * * *

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at March 31, 2003. Actual results may differ materially.

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

     Fluctuations in the Rand affect the value of the Company's investment in The Caledon Casino, Hotel and Spa. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of March 31, 2003 would reduce the value of the Company's investment by approximately $1.3 million.



                     * * * * * * * * * * * * * * * * * * * *

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

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

Items 2 to 5 - None

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed herewith:

          10.127 Waiver and Release Agreement by and between Century Casinos, Inc. and James D. Forbes (director) dated May 01, 2003.

          10.128 Agreement of Termination of Management Agreement Incorporating New Consulting Agreement by and between Century Casinos Inc and Respond Limited dated May 01, 2003.

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

          99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.

          99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

     (b)  Reports on Form 8-K:

               On April 30, 2003, the Registrant filed a Report on Form 8-K, reporting that PriceWaterhouseCoopers Inc replaced Grant Thornton Kessel Feinsten, a member firm of Grant Thornton, International, as the independent accountant for Century Casinos Africa (Proprietary) Limited.

               On May 01, 2003, the Registrant filed a Report on Form 8-K, reporting that James D. Forbes resigned as a director of Century Casinos Inc., without disagreement, effective May 1, 2003.

               On May 08, 2003 the Registrant filed a Current Report on Form 8-K/A in which it amended the disclosures on Item 4 of Form 8-K filed on April 30, 2003.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer and duly authorized officer
Date: May 9, 2003

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


Date: May 9, 2003
/s/  Erwin Haitzmann
---------------------
Erwin Haitzmann
Chairman of the Board and Chief Executive Officer

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

Date: May 9, 2003
/s/  Peter Hoetzinger
---------------------
Peter Hoetzinger
Vice-Chairman and President

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

Date: May 9, 2003

/s/ Larry Hannappel
-----------------------
Larry Hannappel
Chief Accounting Officer