Form 10-Q
period 2003-06-30
CENTURY CASINOS INC /CO/
filed 2003-08-13
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
                                       OR
        _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

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

               157 East Warren Ave., Cripple Creek, Colorado 80813
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (719) 689-9100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No_______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $0.01 par value, 13,660,500 shares outstanding as of August 4, 2003.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                     Page
PART I   FINANCIAL INFORMATION                                                      Number

Item 1.  Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002                                                      3

           Condensed Consolidated Statements of Earnings
           for the Three Months Ended June 30, 2003 and 2002                          4

           Condensed Consolidated Statements of Earnings
           for the Six Months Ended June 30, 2003 and 2002                            5

           Condensed Consolidated Statements of Comprehensive
           Earnings for the Three Months Ended June 30, 2003 and 2002                 6

           Condensed Consolidated Statements of Comprehensive
           Earnings for the Six Months Ended June 30, 2003 and 2002                   6

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2003 and 2002                            7

           Notes to Condensed Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  47

Item 4.  Controls and Procedures                                                     48

PART II  OTHER INFORMATION                                                           49

Item 1.  Legal Proceedings                                                           49

Item 6.  Exhibits and Reports on Form 8-K                                            49

         SIGNATURES                                                                  49



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except for share information)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       June 30, 2003         December 31, 2002
                                                                                       -------------         -----------------
    ASSETS
    Current Assets:
      Cash and cash equivalents                                                      $       3,854             $       4,582
      Restricted cash                                                                          533                       491
      Accounts receivable                                                                      209                       133
      Prepaid expenses and other                                                               574                       564
      Deferred taxes                                                                            76                         -
                                                                                     -------------             -------------
          Total current assets                                                               5,246                     5,770

    Property and Equipment, net                                                             35,457                    33,965
    Goodwill, net                                                                            7,994                     7,899
    Casino License Costs, net                                                                1,483                     1,298
    Deferred Taxes                                                                             920                     1,078
    Other Assets                                                                             1,133                     1,133
                                                                                     -------------             -------------
    Total                                                                            $      52,233             $      51,143
                                                                                     =============             =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
      Current portion of long-term debt                                              $       1,821             $       1,664
      Accounts payable and accrued liabilities                                               1,704                     2,309
      Accrued payroll                                                                          870                     1,098
      Taxes payable                                                                            559                       747
                                                                                     -------------             -------------
        Total current liabilities                                                            4,954                     5,818

    Long-Term Debt, less current portion                                                    17,064                    16,531
    Other Non-current Liabilities                                                              601                       788
    Minority Interest                                                                            -                       903
    Shareholders' Equity:
      Preferred stock; $.01 par value; 20,000,000 shares
        authorized; no shares issued or outstanding
      Common stock; $.01 par value; 50,000,000 shares authorized;
        14,485,776 shares issued;
        13,660,500 and 13,580,864 shares outstanding, respectively                             145                      145
      Additional paid-in capital                                                            21,537                   21,874
      Accumulated other comprehensive loss                                                     375                  (1,052)
      Retained earnings                                                                      9,432                    7,926
                                                                                     -------------             -------------
                                                                                            31,489                   28,893
      Treasury stock - 825,276 and 904,912 shares at cost,
        respectively                                                                       (1,875)                  (1,790)
                                                                                     -------------             -------------
     Total shareholders' equity                                                             29,614                   27,103
                                                                                     -------------             -------------
     Total                                                                          $       52,233             $     51,143
                                                                                     =============             =============
     See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For The Three Months Ended June 30,
                                                                                          2003                     2002
                                                                                          ----                     ----
Operating Revenue:
      Casino                                                                         $       7,625             $       7,816
      Hotel, food and beverage                                                                 817                       590
      Other                                                                                    174                       142
                                                                                     -------------             -------------
                                                                                             8,616                     8,548
      Less promotional allowances                                                            1,063                     1,119
                                                                                     -------------             -------------
        Net operating revenue                                                                7,553                     7,429
                                                                                     -------------             -------------

Operating Costs and Expenses:
      Casino                                                                                 2,717                     2,386
      Hotel, food and beverage                                                                 581                       350
      General and administrative                                                             1,925                     1,985
      Depreciation                                                                             663                       553
                                                                                     -------------             -------------
        Total operating costs and expenses                                                   5,886                     5,274
                                                                                     -------------             -------------

Earnings from Operations                                                                     1,667                     2,155
      Interest expense                                                                       (525)                     (468)
      Other income, net                                                                         71                        35
                                                                                     -------------             -------------
Earnings before Income Taxes and Minority Interest                                           1,213                     1,722
      Provision for income taxes                                                               462                       613
                                                                                     -------------             -------------
Earnings before Minority Interest                                                              751                     1,109
      Minority interest in subsidiary earnings                                                   -                       (6)
                                                                                     -------------             -------------
Net Earnings                                                                         $         751             $       1,103
                                                                                     =============             =============
Earnings Per Share:
      Basic                                                                          $        0.06             $        0.08
                                                                                     =============             =============
      Diluted                                                                        $        0.05             $        0.07
                                                                                     =============             =============
See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       For The Six Months Ended June 30,
                                                                                         2003                        2002
                                                                                         ----                        ----
Operating Revenue:
   Casino                                                                            $      15,145             $      15,022
   Hotel, food and beverage                                                                  1,638                     1,162
   Other                                                                                       295                       293
                                                                                     -------------             -------------
                                                                                            17,078                    16,477
   Less promotional allowances                                                               2,144                     2,156
                                                                                     -------------             -------------
        Net operating revenue                                                               14,934                    14,321
                                                                                     -------------             -------------

Operating Costs and Expenses:

   Casino                                                                                    5,366                     4,673
   Hotel, food and beverage                                                                  1,150                       646
   General and administrative                                                                3,742                     3,724
   Depreciation                                                                              1,311                     1,150
                                                                                     -------------             -------------
       Total operating costs and expenses                                                   11,569                    10,193
                                                                                     -------------             -------------

Earnings from Operations                                                                     3,365                     4,128
   Interest expense                                                                        (1,052)                     (929)
   Other income, net                                                                           129                        58
                                                                                     -------------             -------------
Earnings before Income Taxes and Minority Interest                                           2,442                     3,257
   Provision for income taxes                                                                  928                     1,231
                                                                                     -------------             -------------
Earnings before Minority Interest                                                            1,514                     2,026
   Minority interest in subsidiary (earnings) losses                                           (8)                         2
                                                                                     -------------             -------------
Net Earnings                                                                         $       1,506             $       2,028
                                                                                     =============             =============


Earnings Per Share:
   Basic                                                                             $        0.11             $        0.15
                                                                                     =============             =============
   Diluted                                                                           $        0.10             $        0.13
                                                                                     =============             =============

See notes to condensed consolidated financial statements.



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
(Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       For The Three Months Ended June 30,
                                                                                          2003                     2002
                                                                                          ----                     ----

   Net Earnings                                                                      $         751             $       1,103
   Foreign currency translation adjustments                                                    755                       494
   Change in fair value of interest rate swaps, net of income taxes                             86                      (93)
                                                                                     -------------             -------------
   Comprehensive Earnings                                                            $       1,592             $       1,504
                                                                                     =============             =============




                                                                                       For The Six Months Ended June 30,
                                                                                          2003                      2002
                                                                                          ----                      ----


   Net Earnings                                                                      $       1,506             $       2,028
   Foreign currency translation adjustments                                                  1,310                       783
   Change in fair value of interest rate swaps, net of income taxes                            117                       (7)
                                                                                     -------------             -------------
   Comprehensive Earnings                                                            $       2,933             $       2,804
                                                                                     =============             =============




  See notes to condensed consolidated financial statements.



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         For The Six Months Ended June 30,
                                                                                           2003                     2002
                                                                                           ----                     ----

Cash Flows from Operating Activities:
   Net earnings                                                                      $       1,506             $       2,028

   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                                                          1,311                     1,150
       Amortization of deferred financing costs                                                 56                        43
       Gain on disposition of assets                                                    (6)                       (2)
       Deferred tax expense                                                                     66                        93
       Minority interest in subsidiary earnings (losses)                                         8                       (2)
       Other                                                                                  (43)                      (12)

       Changes in operating assets and liabilities
         Receivables                                                                          (66)                     (103)
         Prepaid expenses and other assets                                                    (58)                        46
         Accounts payable and accrued liabilities                                            (637)                     (390)
         Accrued payroll                                                                     (255)                        36
         Taxes payable                                                                       (226)                     (557)
                                                                                     -------------             -------------
         Net cash provided by operating activities                                           1,656                     2,330
                                                                                     -------------             -------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                     (1,370)                   (2,911)
   Acquisition of subsidiary, net of $1,259 in cash acquired                                 (918)                         -
   Restricted cash decrease                                                                     38                         3
   Proceeds received from disposition of assets                                                  7                         2
                                                                                     -------------             -------------
         Net cash used in investing activities                                             (2,243)                   (2,906)
                                                                                     -------------             -------------

                                                             (continued)



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        For the Six Months Ended June 30,
                                                                                          2003                        2002
                                                                                          ----                        ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                                          $      14,523             $      10,968
   Principal repayments                                                                   (14,440)                  (10,530)
   Proceeds from exercise of options                                                             8                         -
   Purchases of treasury stock                                                               (431)                      (44)
   Deferred financing costs                                                                      -                      (19)
                                                                                     -------------             -------------
         Net cash provided by (used in) financing activities                                 (340)                       375
                                                                                     -------------             -------------

Effect of exchange rate changes on cash                                                        199                        50
                                                                                     -------------             -------------
Decrease in Cash and Cash Equivalents                                                        (728)                     (151)
Cash and Cash Equivalents at Beginning of Period                                             4,582                     3,031
                                                                                     -------------             -------------
Cash and Cash Equivalents at End of Period                                           $       3,854             $       2,880
                                                                                     =============             =============



Supplemental Disclosure of Noncash Financing Activities:

In January 2003, the Company, through its majority owned subsidiary CCA, purchased the remaining 35% interest in CCAL for a total of $2.6 million, of which $1.3 million was used to purchase a loan from the previous minority shareholder and is included in principal repayments above, $1.0 million was applied to the minority shareholder liability and $0.3 million increased the carrying value of the land in Caledon.

In the second quarter of 2003, James Forbes, a director of the Company, in accordance with the Company's Employee's Equity Incentive Plan ("EEIP"), exercised all 618,000 of his outstanding options, carrying an average strike price of $1.306. The shares were issued out of treasury stock and payment for the options was made by transferring 357,080 shares of common stock that the director has owned since 1994 to the Company at a per share price of $2.26 established at the close of market on April 16, 2003.


Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $26 in 2003 and $40 in 2002            $       1,055             $         976
                                                                                     =============             =============
Income taxes paid                                                                    $         580             $       1,235
                                                                                     =============             =============


See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Management u. Beteiligungs GmbH ("CMB") and WMCK-Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 96.5% owned subsidiary of CCI, owns 100% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL", a dormant subsidiary). The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic, and international waters as follows:

          WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 600 slot machines, six limited stakes gaming tables, 21 hotel rooms and a restaurant.

          CCA owns and operates The Caledon Casino, Hotel and Spa near Cape Town, South Africa. The resort has 275 slot machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 3 restaurants, 2 bars, and conference facilities.

          CCM manages Casino Millennium located within a five-star hotel in Prague, Czech Republic. The Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium a.s. In December 2002, the Company paid $236 towards a 10% ownership interest, which was subject to the repayment of a CM loan by Strabag AG, the Company's proposed partner, which was repaid in April 2003. The balance of the acquisition is expected to be completed in 2003 by contributing assets of the casino currently owned by the Company and certain pre-operating costs paid by the Company with a combined value of $823.

          CCI serves as concessionaire of small casinos on seven luxury cruise vessels. The Company has a total of approximately 345 gaming positions on the seven combined shipboard casinos currently in operation. On March 28, 2003 the Company entered into a casino concession agreement with Oceania Cruises to operate shipboard casinos, with approximately 66 gaming positions each, on two luxury cruise ships. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania. The vessel is scheduled to cruise to various destinations in the western Mediterranean until September 2003 and then resume operations in May 2004. The Silver Wind, a cruise ship operated by Silverseas, which was taken out of service following the events of September 11, 2001, resumed operations on May 23, 2003. On June 26, 2003, the Company successfully opened its casino aboard the Regatta, another 684 passenger luxury cruise ship operated by Oceania.

     The   Company   regularly   pursues    additional   gaming    opportunities
     internationally and in the United States.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($53.3 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. In November 2002, and upon the advice of legal counsel, Silverstar (and not RRL), with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. Due process in terms of such an action will likely result in the matter not being heard by the High Court before the third quarter of 2003. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement. Under the circumstances, the conditions to CCA's previous funding commitment of 50 million Rand to the project are rendered incapable of fulfillment without specific waiver by CCA, and the appropriateness of any waiver of conditions will be determined by CCA, at such time as CCA believes sufficient progress on Silverstar's efforts is achieved.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eights of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise.

     Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders' equity are translated and presented based on the exchange rate at the end of the reported periods. The exchange rates used to translate balances at the end of the reported periods are as follows:

                                June 30, 2003        December 31, 2002
     South African Rand              7.5044                8.5755
     Euros                           0.8693                0.9536

     Certain reclassifications have been made to the 2002 financial information in order to conform to the 2003 presentation.

     The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of

     Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly the consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.   CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

     In 2002, the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting, which have not been adopted at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

     At June 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation.


                                                                                       For the three months ended June 30,
                                                                                           2003                     2002


         Net earnings, as reported                                                   $         751             $       1,103
         Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
             tax effects                                                                         1                         2
                                                                                     -------------             -------------
         Pro forma net earnings                                                      $         750             $       1,101
                                                                                     =============             =============

         Earnings per share
          Basic               As reported                                            $        0.06             $        0.08
                              Pro forma                                              $        0.06             $        0.08

          Diluted             As reported                                            $        0.05             $        0.07
                              Pro forma                                              $        0.05             $        0.07



                                                                                        For the six months ended June 30,
                                                                                          2003                     2002
                                                                                          ----                     ----

         Net earnings, as reported                                                   $       1,506             $       2,028
         Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
             tax effects                                                                         2                         4
                                                                                     -------------             -------------
         Pro forma net earnings                                                      $       1,504             $       2,024
                                                                                     =============             =============

         Earnings per share
          Basic               As reported                                            $        0.11             $        0.15
                              Pro forma                                              $        0.11             $        0.15

          Diluted             As reported                                            $        0.10             $        0.13
                              Pro forma                                              $        0.10             $        0.13


     On April 30, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.

     On May 15, 2003 FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments, including mandatorily redeemable preferred and common stocks, to be presented as liabilities. The Company does not believe either SFAS No. 149 or No. 150 will have an effect on the Company's financial statements.

     Additionally, the Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

3.   INCOME TAXES

     The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.


4.   EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended June 30, 2003 and 2002 were computed as follows:


                                                                                       For the Three Months Ended June 30,
                                                                                        2003                       2002
                                                                                        ----                       ----

         Basic Earnings Per Share:
            Net earnings                                                             $         751             $       1,103
                                                                                     =============             =============
            Weighted average common shares                                              13,630,001                13,727,865
                                                                                     =============             =============
            Basic earnings per share                                                 $        0.06             $        0.08
                                                                                     =============             =============

         Diluted Earnings Per Share:
            Net earnings, as reported                                                $         751             $       1,103
                                                                                     =============             =============
            Weighted average common shares                                              13,630,001                13,727,865
              Effect of dilutive securities:
                Stock options and warrants                                                 987,474                 1,699,599
                                                                                     -------------             -------------
            Dilutive potential common shares                                            14,617,475                15,427,464
                                                                                     =============             =============
            Diluted earnings per share                                               $        0.05             $        0.07
                                                                                     =============             =============

            Excluded from computation of diluted earnings per share
             Due to antidilutive effect:
               Options and warrants to purchase common shares                               15,000                         -
               Weighted average exercise price                                       $        2.27             $           -


     Basic and diluted earnings per share for the six months ended June 30, 2003 and 2002 were computed as follows:

                                                                                         For the Six Months Ended June 30,
                                                                                          2003                      2002
                                                                                          ----                      ----
         Basic Earnings Per Share:
            Net earnings                                                             $       1,506             $       2,028
                                                                                     =============             =============
            Weighted average common shares                                              13,604,706                13,728,325
                                                                                     =============             =============
            Basic earnings per share                                                 $        0.11             $        0.15
                                                                                     =============             =============

         Diluted Earnings Per Share:
            Net earnings, as reported                                                $       1,506             $       2,028
                                                                                     =============             =============

            Weighted average common shares                                              13,604,706                13,728,325
              Effect of dilutive securities:
                Stock options and warrants                                               1,059,644                 1,546,804
                                                                                     -------------             -------------
            Dilutive potential common shares                                            14,664,350                15,275,129
                                                                                     =============             =============
            Diluted earnings per share                                               $       0.10              $       0.13
                                                                                     =============             =============

            Excluded from computation of diluted earnings per share
              Due to antidilutive effect:
                Options and warrants to purchase common shares                              15,000                         -
                Weighted average exercise price                                      $        2.27             $           -


5.   CRIPPLE CREEK, COLORADO

     Womacks has completed its 6,022 square foot expansion, approximately half of which is providing additional space for gaming and the other half increasing the "back of house" area. On April 19, 2003 construction was completed on the gaming space added to Womacks. In conjunction with the expansion, the main floor of Womacks and the mezzanine section were re-carpeted and significant changes were made to the floor layout, providing our customers with an attractive and more comfortable area in which to play. Altogether we have added a total of approximately 3,000 square feet of gaming area since September of 2002. Most importantly, having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date. In the most recent quarter, construction was focused on a new entrance leading to parking at the back of the property which opened for the July 4th weekend and on the "back of house" area.

     The total construction cost, excluding new slot machines, was approximately $2.0 million, of which $1.9 million has been disbursed as of June 30, 2003.


6.   CALEDON, SOUTH AFRICA

     The casino opened on October 11, 2000 and currently operates 275 slot machines and 8 gaming tables. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion.

     In January 2003, CCA purchased the remaining 35% interest in CCAL, becoming the sole owner of all of the common stock of CCAL. The Company paid 21.5 million Rand or $2.6 million, based on the conversion rate at January 10, 2003. In accordance with FASB Statement No. 141, "Business Combinations", the cost of acquisition was allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The assets and liabilities of CCAL, which were carried in the Company's consolidated financial statements at the date of acquisition, had fair values which approximated their carrying value, with the exception of land to which $341 of the acquisition price was allocated. Simultaneous with the transaction, the Hotel Management Agreement between CCAL and Fortes King Hospitality (Pty) Limited ("FKH") was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the RCF (Note 8).

     Caledon has begun a number of capital improvement projects. They include inprovements to the landscaping, converting an existing bar to a restaurant to provide alternate food choices and 24 hour service, enlarging the hotel restaurant facilities to accommodate the increasing conference demands, and updating several of the hotel rooms.


7.   PRAGUE, CZECH REPUBLIC

     In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval, which has been obtained. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash. This payment will allow the Company a 10% ownership in CM, subject to the repayment of a CM loan by Strabag AG, which was repaid in April 2003. As of June 30, 2003 and December 31, 2002,the initial payment of $236 is classified in other assets on the Company's consolidated balance sheet. The Company will carry the investment at cost until such time that its investment is at least 20%, but not more that 50%, at which time the Company will include its percentage of the equity earnings or loss in CM in its consolidated balance sheet, consolidated statement of earnings and consolidated statement of cash flows. The balance of the acquisition is expected to be completed in 2003 by contributing assets leased to CM and certain pre-operating costs paid by the Company with a combined value of $823. Should we acquire a 51% or greater interest in CM, we would expect to consolidate the financial statements of the subsidiary. In addition, we will evaluate the professional literature on this matter at the time our investment reaches a 50% interest, including the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities".

     In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino was severely limited and has negatively effected the casino operation. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium. In April 2003, Casino Millennium remitted $8 in management fees. Management fee income for the three months ended June 30, 2003 and 2002 was $8 and $47, respectively. Management fee income for the six months ended June 30, 2003 and 2002 was $8 and $107, respectively.


8.   LONG-TERM DEBT

     The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of June 30, 2003 was $13,468 compared to $11,500 at December 31, 2002. The amount available under the RCF as of June 30, 2003 was $11,087, net of amounts outstanding as of that date, compared to $14,500 at December 31, 2002. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of June 30, 2003. Interest rates at June 30, 2003 were 4.0% for $1,968 outstanding under prime based provisions of the loan agreement and 3.59% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

     The fair value of the Company's interest rate swap derivatives as of June 30, 2003 and December 31, 2002 of $601 and $788, respectively, is reported as a liability in the consolidated balance sheets. The net gain (loss) on the interest rate swaps of $86 and ($93), net of deferred income tax expense (benefit) of $51 and ($55) for the three months ended June 30, 2003 and 2002 has been reported in accumulated other comprehensive loss in the shareholders' equity section of the accompanying June 30, 2003 and December 31, 2002 condensed consolidated balance sheets, respectively. The net gain
     (loss) on the interest rate swaps of $117 and ($7), net of deferred income tax expense (benefit) of $70 and ($4) for the first six months of 2003 and 2002, has been reported in accumulated other comprehensive loss in the shareholders' equity sections of the accompanying June 30, 2003 and December 31, 2002 condensed consolidated balance sheets, respectively. Net additional interest expense to the Company under the swap agreements was $148 and $127 for the three months ended June 30, 2003 and 2002, respectively, and $290 and $255 for the six months ended June 30, 2003 and 2002. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 9.12% and 9.41% for the six months ended June 30, 2003 and 2002, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provided for a principal loan of approximately $6,200, based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced, to finance development of the Caledon project. The outstanding balance and interest rate as of June 30, 2003 and December 31, 2002 was $4,251 and $4,179, respectively and 17.05% in both years. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $560, based on an exchange rate of 8.0315 rand per dollar at the time. The outstanding balance and interest rate on the standby facility with PSGIB as of June 30, 2003 and December 31, 2002 was $424 and $418, respectively and 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $533). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of June 30, 2003. PSGIB was acquired by ABSA Bank (ABSA) in March 2003. There have been no changes in the terms or conditions of the current loan, as amended, with PSGIB.

     An unsecured note payable, in the amount of $380, to a founding shareholder bears interest at 6%, payable quarterly. The note holder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as current in the accompanying condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002.

     The remaining amount of $362 in debt, as of June 30, 2003, consists of capital leases for various equipment.

     The consolidated weighted average interest rate on all borrowings was 10.54% and 9.84% for the six months ended June 30, 2003 and 2002, respectively.

9.   SHAREHOLDERS' EQUITY

     During the first half of 2003, the Company repurchased 59,100 shares of its common stock on the open market at an average per share price of $2.24.

     The Company re-issued 10,000 shares of treasury stock in January 2003 when one of its directors exercised his options.

     On April 16, 2003, in accordance with the Company's Employees' Equity Incentive Plan ("EEIP"), then-director, James Forbes, elected to exercise all 618,000 of his outstanding options, carrying an average strike price of $1.306. The shares were issued out of treasury and payment for the options was made by transferring 357,080 shares of common stock that the director has owned since 1994 to the Company at a per share price of $2.26 established at the close of the market on April 16, 2003. Additionally, on June 9, 2003 the Company repurchased 132,184 shares from the director at the per share price of $2.26, established at the close of market on April 16, 2003. The net effect of these transactions reduced treasury shares by 128,736 and increased the outstanding shares by 128,736.

     As of June 30, 2003, the Company held 825,276 shares in treasury at an average price per share of $2.27. Subsequent to June 30, 2003, the Company has not purchased any additional shares of its common stock on the open market.

     In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders each of whom have one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of Century Casinos, Inc. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of June 30, 2003, no dividend has been declared for the preference shareholders.

     In June 2003, the Company's EEIP was amended to permit the exchange of non-statutory options for restricted stock awards ("RSA's) at the rate of one RSA for one non-statutory option. As of June 30, 2003, no RSA's have been awarded.


10.  SEGMENT INFORMATION

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

     Cruise Ship operations include the revenue and expense of the seven combined shipboard operations for which the Company has casino concession agreements.

     Corporate operations include the revenue and expense of certain corporate gaming projects for which the Company has secured long term management contracts.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino operation. It is also used by our lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

Segment information as of, and for the three months ended June 30, 2003 and 2002 is presented below.

================================ =========================== ========================== =============================
                                          Colorado                 South Africa                 Cruise Ships
================================ =========================== ========================== =============================
  For the Three Months Ended            2003          2002         2003          2002          2003           2002
           June 30,
================================ ============= ============= ============ ============= ============== ==============
Operating revenue                  $    5,474   $     6,513  $     2,776   $     1,788   $        358   $        200
Promotional allowances             $    (906)   $   (1,007)  $     (157)   $     (112)   $          -   $          -
Net operating revenue              $    4,568   $     5,506  $     2,619   $     1,676   $        358   $        200
Operating expenses (excluding
depreciation)                      $    2,696   $     2,915  $     1,862   $     1,232   $        270   $        112
Depreciation                       $      347   $       324  $       257   $       160   $         17   $         15
Earnings (loss) from operations    $    1,525   $     2,267  $       500   $       284   $         71   $         73
Interest  income                   $        4   $         4  $        54   $        26   $          -   $          -
Interest expense,
including debt issuance cost       $      374   $       347  $       231   $       201   $          -   $          -
Other income, net                  $        -   $         2  $         -   $         -   $          5   $          -
Earnings (loss) before income
taxes and minority interest        $    1,155   $     1,926  $       323   $       109   $         76   $         73
Income tax expense(benefit)        $      439   $       886  $       123   $        35   $         29   $         27
Minority interest expense
(benefit)                          $        -   $         -  $         -   $       (6)   $          -   $          -
Net earnings (loss)                $      716   $     1,040  $       200   $        68   $         47   $         46
=====================================================================================================================

=====================================================================================================================
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)      $      716   $     1,040  $       200   $        68   $         47   $         46
Interest income                    $      (4)   $       (4)  $      (54)   $      (26)   $          -   $          -
Interest expense                   $      374   $       347  $       231   $       201   $          -   $          -
Income taxes                       $      439   $       886  $       123   $        35   $         29   $         27
Depreciation                       $      347   $       324  $       257   $       160   $         17   $         15
EBITDA                             $    1,872   $     2,593  $       757   $       438   $         93   $         88
=====================================================================================================================


================================ ========================== =========================== =============================
                                    Corporate and Other     Inter-segment Elimination           Consolidated
================================ ========================== =========================== =============================
      For the Three Months
         Ended June 30,                 2003        2002          2003        2002            2003           2002
================================ ============= ============ ============= ============= ============== ==============
Operating revenue                  $        8   $       47   $         -   $         -   $      8,616   $      8,548
Promotional allowances             $        -   $        -   $         -   $         -   $    (1,063)   $    (1,119)
Net operating revenue              $        8   $       47   $         -   $         -   $      7,553   $      7,429
Operating expenses (excluding
depreciation)                      $      395   $      462   $         -   $         -   $      5,223   $      4,721
Depreciation                       $       42   $       54   $         -   $         -   $        663   $        553
Earnings (loss) from operations    $    (429)   $    (469)   $         -   $         -   $      1,667   $      2,155
Interest  income                   $       86   $       90   $      (86)   $      (86)   $         58   $         34
Interest expense,
including debt issuance cost       $        6   $        6   $      (86)   $      (86)   $        525   $        468
Other income, net                  $        8   $      (1)   $         -   $         -   $         13   $          1
Earnings (loss) before income
taxes and minority interest        $    (341)   $    (386)   $         -   $         -   $      1,213   $      1,722
Income tax expense(benefit)        $    (129)   $    (335)   $         -   $         -   $        462   $        613
Minority interest expense
(benefit)                          $        -   $        -   $         -   $         -   $          -   $        (6)
Net earnings (loss)                $    (212)   $     (51)   $         -   $         -   $        751   $      1,103
=====================================================================================================================

=====================================================================================================================
Reconciliation to EBITDA
Net earnings (loss) (USGAAP)       $    (212)   $     (51)   $         -   $         -   $        751   $      1,103
Interest income                    $     (86)   $     (90)   $        86   $        86   $       (58)   $       (34)
Interest expense                   $        6   $        6   $      (86)   $      (86)   $        525   $        468
Income taxes                       $    (129)   $    (335)   $         -   $         -   $        462   $        613
Depreciation                       $       42   $       54   $         -   $         -   $        663   $        553
EBITDA                             $    (379)   $    (416)   $         -   $         -   $      2,343   $      2,703
=====================================================================================================================


Segment information as of, and for the six months ended June 30, 2003 and 2002 is presented below.

================================ =========================== ========================== =============================
                                          Colorado                 South Africa                 Cruise Ships
================================ =========================== ========================== =============================
 As of and for the Six Months          2003          2002         2003          2002          2003           2002
        Ended June 30,
================================ ============== ============ ============ ============= ============== ==============
Property and equipment, net        $    21,648  $    20,905  $    12,425   $     9,653   $        334   $        221
Total assets                       $    31,944  $    31,499  $    17,179   $    13,004   $        895   $        438
=====================================================================================================================

====================================================================================================================
Operating revenue                  $    11,088  $    12,636  $     5,294   $     3,429   $        688   $        305
Promotional allowances             $   (1,876)  $   (1,937)  $     (268)   $     (219)   $          -   $          -
Net operating revenue              $     9,212  $    10,699  $     5,026   $     3,210   $        688   $        305
Operating expenses (excluding
depreciation)                      $     5,471  $     5,740  $     3,572   $     2,332   $        484   $        208
Depreciation                       $       699  $       667  $       496   $       347   $         32   $         28
Earnings (loss) from operations    $     3,042  $     4,292  $       958   $       531   $        172   $         69
Interest  income                   $         7  $         8  $       107   $        42   $          -   $          -
Interest expense,
including debt issuance cost       $       744  $       691  $       467   $       397   $          -   $          -
Other income, net                  $         -  $         2  $         -   $         -   $          5   $          -
Earnings (loss) before income
taxes and minority interest        $     2,305  $     3,611  $       598   $       176   $        177   $         69
Income tax expense(benefit)        $       876  $     1,661  $       234   $        85   $         67   $         26
Minority interest expense
(benefit)                          $         -  $         -  $       (8)   $         2   $          -   $          -
Net earnings (loss)                $     1,429  $     1,950  $       356   $        93   $        110   $         43
=====================================================================================================================

=====================================================================================================================
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)      $     1,429  $     1,950  $       356   $        93   $        110   $         43
Interest income                    $       (7)  $       (8)  $     (107)   $      (42)   $          -   $          -
Interest expense                   $       744  $       691  $       467   $       397   $          -   $          -
Income taxes                       $       876  $     1,661  $       234   $        85   $         67   $         26
Depreciation                       $       699  $       667  $       496   $       347   $         32   $         28
EBITDA                             $     3,741  $     4,961  $     1,446   $       880   $        209   $         97
=====================================================================================================================


================================ ========================== =========================== =============================
                                    Corporate and Other      Inter-segment Elimination           Consolidated
================================ ========================== =========================== =============================
 As of and for the Six Months         2003         2002          2003          2002          2003           2002
     Ended June 30,
================================ ============= ============ ============= ============= ============== ==============
Property and equipment, net        $    1,050   $    1,658   $         -   $         -   $     35,457   $     32,437
Total assets                       $    2,215   $    3,253   $         -   $         -   $     52,233   $     48,194
=====================================================================================================================

=====================================================================================================================
Operating revenue                  $        8   $      107   $         -   $         -   $     17,078   $     16,477
Promotional allowances             $        -   $        -   $         -   $         -   $    (2,144)   $    (2,156)
Net operating revenue              $        8   $      107   $         -   $         -   $     14,934   $     14,321
Operating expenses (excluding
depreciation)                      $      731   $      763   $         -   $         -   $     10,258   $      9,043
Depreciation                       $       84   $      108   $         -   $         -   $      1,311   $      1,150
Earnings (loss) from operations    $    (807)   $    (764)   $         -   $         -   $      3,365   $      4,128
Interest  income                   $      172   $      178   $     (171)   $     (171)   $        115   $         57
Interest expense,
including debt issuance cost       $       12   $       12   $     (171)   $     (171)   $      1,052   $        929
Other income, net                  $        9   $      (1)   $         -   $         -   $         14   $          1
Earnings (loss) before income
taxes and minority interest        $    (638)   $    (599)   $         -   $         -   $      2,442   $      3,257
Income tax expense(benefit)        $    (249)   $    (541)   $         -   $         -   $        928   $      1,231
Minority interest expense
(benefit)                          $        -   $        -   $         -   $         -   $        (8)   $          2
Net earnings (loss)                $    (389)   $     (58)   $         -   $         -   $      1,506   $      2,028
=====================================================================================================================

=====================================================================================================================
Reconciliation to EBITDA
Net earnings (loss) (USGAAP)       $    (389)   $     (58)   $         -   $         -   $      1,506   $      2,028
Interest income                    $    (172)   $    (178)   $       171   $       171   $      (115)   $       (57)
Interest expense                   $       12   $       12   $     (171)   $     (171)   $      1,052   $        929
Income taxes                       $    (249)   $    (541)   $         -   $         -   $        928   $      1,231
Depreciation                       $       84   $      108   $         -   $         -   $      1,311   $      1,150
EBITDA                             $    (714)   $    (657)   $         -   $         -   $      4,682   $      5,281
=====================================================================================================================


11.  OTHER INCOME, NET

     Other income, net, consists of the following:



                                               For the Three Months Ended June 30,
                                                 2003                      2002
                                                 ----                      ----

   Interest income                           $          58             $          34
   Gain on disposition of assets                         6                         2
   Foreign currency exchange gains                       7                         -
   Other                                                 -                       (1)
                                             -------------             -------------
                                             $          71             $          35
                                             =============             =============


                                                For the Six Months Ended June 30,
                                                  2003                     2002
                                                  ----                     ----

   Interest income                           $         115             $          57
   Gain on disposition of assets                         6                         2
   Foreign currency exchange gains                       8                         -
   Other                                                 -                       (1)
                                             -------------             -------------
                                             $         129             $          58
                                             =============             =============




12.  PROMOTIONAL ALLOWANCES

     Promotional allowances presented in the condensed consolidated statement of earnings for the three months ended June 30, 2003 and June 30, 2002 include the following:


                                              For the Three Months Ended June 30,
                                                  2003                      2002
                                                  ----                      ----
     Food & Beverage and Hotel Comps         $       307              $         307
     Free Plays or Coupons                           418                        423
     Player Points                                   338                        389
                                             -------------             -------------
     Total Promotional Allowances            $     1,063              $       1,119
                                             =============             =============


     Promotional allowances presented in the condensed consolidated statement of earnings for the six months ended June 30, 2003 and June 30, 2002 include the following:



                                                          For the Six Months Ended June 30,
                                                           2003                       2002
                                                           ----                       ----
        Food & Beverage and Hotel Comps               $         634             $         632
        Free Plays or Coupons                                   819                       805
        Player Points                                           691                       719
                                                      -------------             -------------
        Total Promotional Allowances                  $       2,144             $       2,156
                                                      =============             =============


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

13. TRANSACTIONS WITH RELATED PARTIES

     Effective May 1, 2003, James Forbes resigned as a member of the Company's Board of Directors, but will continue as a member of the Board of Directors of Century Casinos Caledon Proprietary Limited, and will focus his attention on the project in Johannesburg, in the Gauteng province of South Africa, pursuant to the terms of a consulting agreement between Century Casinos Inc. and Respond Limited, a management company controlled by James Forbes. Under the terms of the Agreement of Termination of Management Agreement Incorporating New Consulting Agreement ("Agreement") dated May 1, 2003, the Company's obligation to make monthly payments of $10 to Respond Limited ceases on December 31, 2003. In the event that the Company becomes a party to the project in Johannesburg, Respond Limited could receive additional payments in accordance with sections 2.f and 2.g of the Agreement, filed as Exhibit 10.128 in the Registrant's filing on Form 10-Q for the period ended March 31, 2003. In addition, the Company and James Forbes completed a series of stock transactions which are fully described in Note 9.

CENTURY CASINOS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except for share information, or as noted)
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Three Months Ended June 30, 2003 vs. 2002

     Colorado

The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the quarters ended June 30, 2003 and 2002 are as follows:



                                                    For the three months ended June 30,

                                                        2003             2002           Increase           %
                                                        ----              ----         (Decrease)        Change
Operating Revenue
     Casino                                        $      5,164     $      6,211     $     (1,047)       -16.9%
     Hotel, food and beverage                               283              273                10         3.7%
     Other                                                   27               29               (2)        -6.9%
                                                   ------------     ------------
                                                          5,474            6,513
Less promotional allowances                                 906            1,007             (101)       -10.0%
                                                   ------------     ------------
Net operating revenue                                     4,568            5,506             (938)       -17.0%
                                                   ------------     ------------

Costs and Expenses
     Casino                                               1,572            1,712             (140)        -8.2%
     Hotel, food and beverage                                76               61                15        24.6%
     General and administrative                           1,048            1,142              (94)        -8.2%
     Depreciation                                           347              324                23         7.1%
                                                   ------------     ------------
                                                          3,043            3,239
                                                   ------------     ------------
Earnings from operations                                  1,525            2,267             (742)       -32.7%
Interest expense                                          (374)            (347)                27         7.8%
Other income, net                                             4                6               (2)       -33.3%
                                                   ------------     ------------
Earnings before income taxes                              1,155            1,926             (771)       -40.0%
Income tax expense                                          439              886             (447)       -50.5%
                                                   ------------     ------------
Net Earnings                                       $        716     $      1,040     $       (324)       -31.2%
                                                   ============     ============


Overall operating results were impacted by the casino results detailed below.



Casino Margin and Market Data

     For the three months ended June 30,                        2003               2002        % Change
                                                                ----               ----
     Casino revenue                                         $      5,164     $       6,211       -16.9%
     Casino promotional allowances                          $        673     $         764       -11.9%
     Casino revenue, net                                    $      4,491     $       5,447       -17.6%
     Casino expense                                         $      1,572     $       1,712        -8.2%
     Casino margin                                          $      2,919     $       3,735       -21.8%
     Casino margin as a % of casino revenue, net                   65.0%             68.6%
     Market share of the Cripple Creek  AGP                        14.5%             17.7%
     Average number of slot machines                                 601               614
     Market share of Cripple Creek gaming devices                  14.4%             14.8%
     Average slot machine win per day                         93 dollars       110 dollars
     Cripple Creek average slot machine win per day           92 dollars        91 dollars


     When comparing 2003 to 2002, there was a 1.6% increase in the Cripple Creek market. The casino has expanded the use of both radio and TV advertising, in its efforts to compete for the limited pool of entertainment dollars. However, the covered parking garages provided by two of its competitors have provided them with a large amount of close proximity parking. A large amount of close proximity parking is an advantage, heretofore held by Womacks. Both competitors also have a larger number of hotel rooms, providing them with an advantage especially during inclement weather and the peak tourist season. The combined net impact of these factors has contributed to the net decrease in Womacks' revenues for the period. The Company has not yet decided on the next phase of expansion, but owns all of the vacant property adjacent to the casino and is able to expand once it feels comfortable that the additional cost of the expansion will improve net earnings. In the second quarter of 2003, Womacks made significant changes to the casino floor layout and reduced the number of slot machines to its current level.

     Even though every attempt has been made to control cost during a period in which the casino has seen a decline in revenue, the relative percentage of personnel cost and device fees to net casino revenue contributed significantly to the erosion in the casino margin.

     During the three months ended June 30, 2003, Womacks leased approximately 40 slot machines, compared to 38 in three months ended June 30, 2002, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $100 and $104 for the quarters ended June 30, 2003 and 2002, respectively.

Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club.


     Hotel, Food and Beverage Margin
                                                                             2003          2002          % Change
                                                                             ----          ----
           For the three months ended June 30,
           Hotel, food and beverage revenue                         $        283     $         273         3.7%
           Hotel, food and beverage expense                         $         76     $          61        24.6%
           Hotel, food and beverage margin                          $        207     $         212        -2.4%
           Hotel, food and beverage margin as % of hotel, food
           and beverage revenue                                            73.1%             77.7%

     Relocation of the restaurant to the first floor in July 2002 has increased its visibility and is reflected in the increase in volume. All of the revenue generated by the hotel operations is derived from comps to better players and is included in promotional allowances for the casino. The increase in expenses and corresponding decrease in margins is primarily the result of increases in the cost of beer, wine & liquor.

Other

     The increase in interest expense, including debt issuance cost, to $374 in 2003 from $347 in 2002, is attributable to the increase in the average balance of the RCF to $13.5 million in the second quarter of 2003 from $12.3 million in the second quarter of 2002. The major factor for the increase in the average balance of the RCF is the $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in CCAL by the Company. Since the second quarter of 2000 the Company has borrowed a total of $9.5 million under the RCF to fund its projects in South Africa. The interest on this amount has resulted in a charge of approximately $265 and $192 to the Company's Colorado operations for the second quarter of 2003 and 2002, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has marginally decreased to 9.02% in 2003 from 9.28% in 2002.

     The increase in depreciation is attributable to the recent expansion of the facility and due to the investment in new slot equipment.

     The Colorado segment recognized income tax expense of $439 in 2003 versus $886 in 2002, principally the result of a decrease in earnings before income taxes.

     South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century
     Casinos  Caledon (Pty) Limited,  which owns the Caledon  Casino,  Hotel and
     Spa.

     Improvement in the Rand versus the dollar when comparing the second quarter of last year to the current year has had a positive impact on the reported revenues and a negative impact on expenses.

     Operational results in US dollars for the three months ended June 30, 2003 and 2002 are as follows: (See next page for results in Rand)


                                                  For the three months ended June 30,      Increase        %
                                                                                          (Decrease)     Change
                                                        2003              2002
                                                        ----              ----
Operating Revenue
     Casino                                        $      2,115     $      1,426     $         689        48.3%
     Hotel, food and beverage                               534              317               217        68.5%
     Other                                                  127               45                82       182.2%
                                                   ------------     ------------
                                                          2,776            1,788
Less promotional allowances                                 157              112                45        40.2%
                                                   ------------     ------------
Net operating revenue                                     2,619            1,676               943        56.3%
                                                   ------------     ------------

Costs and Expenses
     Casino                                                 878              562               316        56.2%
     Hotel, food and beverage                               505              289               216        74.7%
     General and administrative                             479              381                98        25.7%
     Depreciation                                           257              160                97        60.6%
                                                   ------------     ------------
                                                          2,119            1,392
                                                   ------------     ------------
Earnings from operations                                    500              284               216        76.1%
Interest expense                                          (231)            (201)                30        14.9%
Other income, net                                            54               26                28       107.7%
                                                   ------------     ------------
Earnings before income taxes                                323              109               214       196.3%
Income tax expense                                          123               35                88       251.4%
Minority interest expense (benefit)                           -              (6)               (6)      -100.0%
                                                   ------------     ------------
Net Earnings                                       $        200     $         68     $         132       194.1%
                                                   ============     ============

  Net Earnings for South Africa                    $        200     $         68
  Non-CCAL (income) expense:
    General & administrative expenses                       100               58
    Interest Income                                         (8)              (3)
    Income tax benefit                                     (26)              (4)
    Minority interest expense (benefit)                       -                6
                                                   ------------     ------------
                                                             66               57
                                                   ------------     ------------
  CCAL Net Earnings                                $        266     $        125
                                                   ============     ============

--------------------------------------------------------------------------------------------------------------
  Average exchange rate (Rand/USD)                         7.65             10.41                        -26.5%
--------------------------------------------------------------------------------------------------------------

     Operational results in Rand for the three months ended June 30, 2003 and 2002 are as follows:


                                                 For the three months ended June 30,       Increase         %
                                                                                          (Decrease)      Change
                                                        2003               2002
                                                        ----               ----
Operating Revenue
     Casino                                        R     16,176     R     14,832     R       1,344         9.1%
     Hotel, food and beverage                             4,084            3,288               796        24.2%
     Other                                                  984              472               512       108.5%
                                                   ------------     ------------
                                                         21,244           18,592
Less promotional allowances                               1,200            1,164                36         3.1%
                                                   ------------     ------------
 Net operating revenue                                   20,044           17,428             2,616        15.0%
                                                   ------------     ------------

Costs and Expenses
     Casino                                               6,716            5,839               877        15.0%
     Hotel, food and beverage                             3,868            2,981               887        29.8%
     General and administrative                           3,659            3,960             (301)        -7.6%
     Depreciation                                         1,965            1,653               312        18.9%
                                                   ------------     ------------
                                                         16,208           14,433
                                                   ------------     ------------
Earnings from operations                                  3,836            2,995               841        28.1%
Interest expense                                        (1,769)          (2,081)             (312)       -15.0%
Other income, net                                           411              260               151        58.1%
                                                   ------------     ------------
Earnings before income taxes                              2,478            1,174             1,304       111.1%
Income tax expense                                          945              366               579       158.2%
Minority interest expense (benefit)                           -             (69)                69      -100.0%
                                                   ------------     ------------
Net Earnings                                       R      1,533     R        739     R         794       107.4%
                                                   ============     ============

  Net Earnings for South Africa                    R      1,533     R        739
  Non-CCAL (income) expense:
    General & administrative expenses                       768              601
    Interest income                                        (66)             (35)
    Income tax benefit                                    (195)             (38)
    Minority interest expense (benefit)                       -               68
                                                   ------------     ------------
                                                            507              596
                                                   ------------     ------------
  CCAL Net Earnings                                R      2,040     R      1,335
                                                   ============     ============




         Casino Margin (in USD)

           For the three months ended June 30,         2003              2002             % Change
                                                       ----              ----
           Casino revenue                          $      2,115     $      1,426             48.3%
           Casino promotional allowances           $         83     $         48             72.9%
           Casino revenue, net                     $      2,032     $      1,378             47.5%
           Casino expense                          $        878     $        562             56.2%
           Casino margin                           $      1,154     $        816             41.4%
           ---------------------------------------------------------------------------------------
           Average exchange rate (Rand/USD)                7.65            10.41            -26.5%
           ---------------------------------------------------------------------------------------

         Casino Margin and Market Data (in Rand)

           For the three months ended June 30,          2003               2002            % Change
                                                        ----               ----
           Casino revenue                          R     16,176     R         14,832          9.1%
           Casino promotional allowances           R        639     R            483         32.3%
           Casino revenue, net                     R     15,537     R         14,349          8.3%
           Casino expense                          R      6,716     R          5,839         15.0%
           Casino margin                           R      8,821     R          8,510          3.7%
           Casino margin as a % of casino
           revenue, net                                   56.8%                59.3%
           Market share of the Western Cape AGP            5.9%                 6.0%
           Market share of Western Cape
            gaming devices                                10.5%                11.1%
           Average number of slot machines                  268                  250
           Average slot machine win per day            606 Rand             593 Rand          2.2%
           Average number of tables                           8                    8
           Average table win per day                 1,947 Rand           1,850 Rand          5.2%


     The 8.3% increase in the casino revenue, net is attributable to the increased traffic generated by an increasing number of conferences, the introduction of cash couponing, and the use of targeted marketing. Subsequent to the purchase of the remaining 35% interest in CCAL, the Company is focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. The increase in casino expenses in excess of the increase in the corresponding revenue is primarily attributable to the effect of inflation. Operating costs of the resort are now fully allocated to the various departments, giving management a clear picture of each profit center within the resort. CCAL competes against a much larger competitor located in a more populous area of the Western Cape.


         Hotel, Food and Beverage Margin (in USD)

           For the three months ended June 30,                   2003                2002           % Change
                                                                 ----                ----
           Hotel, food and beverage revenue                $           534     $            317        68.5%
           Hotel, food and beverage expense                $           505     $            289        74.7%
           Hotel, food and beverage margin                 $            29     $             28         3.6%

           --------------------------------------------------------------------------------------------------------------
           Average exchange rate (Rand/USD)                           7.65                10.41       -26.5%
           --------------------------------------------------------------------------------------------------------------

         Hotel, Food and Beverage Margin (in Rand)

          For the three months ended June 30,                    2003              2002              % Change
                                                                 ----              ----
          Hotel, food and beverage revenue                 R        4,084      R      3,288             24.2%
          Hotel, food and beverage expense                 R        3,868      R      2,981             29.8%
          Hotel, food and beverage margin                  R          216      R        307            -29.6%
          Hotel, food and beverage margin as
           % of hotel food and beverage revenue                      5.3%              9.3%


     The majority of the increase in revenues occurred during May and June which corresponds to the peak period for conference business in the first six months of the year. The conferences helped increase the hotel occupancy rate to 55% from 49% for the three months ended June 30, 2003 and 2002, respectively. The 12% increase in occupancy was partially offset by the reduced group rates offered to conference attendees that accounted for an average of 48% of the guests in May and June 2003. Food and beverage revenue has increased significantly due to a number of factors. Since the first quarter of 2002, meal prices have been increased by approximately 12.5%. The increase in conferences held at the resort has resulted in an increase in the number of theme dinners and banquets.

     CCAL continues to make a number of repairs and improvements to the resort on an ongoing basis (see Note 6). Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor, supplies and utilities.

     Other

The weighted-average interest rate on the borrowings under the ABSA loan agreement is 16.9% in the second quarter of 2003 and 2002. Excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 15.0% as the principal balance of the term loans and capitalized leases are repaid. Other revenue principally consists of revenue generated from the resort's ancillary services, which include the adventure center, spa center, and conference room rental. An insurance claim submitted by the casino for loss of revenue due to water damage to a number of slot machines accounted for R472 of the increase in other revenue.

     Cruise Ships

     Cruise ships' operational results for the periods ending June 30, 2003 and 2002 are as follows:


                                                   For the three months ended June 30,   Increase     % Change
                                                                                        (Decrease)
                                                        2003                2002
                                                        ----                ----
    Operating Revenue
         Casino                                    $        346     $        179     $         167        93.3%
         Other                                               12               21               (9)       -42.9%
                                                   ------------     ------------
                                                            358              200               158        79.0%
    Less promotional allowances                               -                -
                                                   ------------     ------------
    Net operating revenue                                   358              200
                                                   ------------     ------------
    Costs and Expenses
         Casino                                             267              112               155       138.4%
         General and administrative                           3                -                 3          N/A
         Depreciation                                        17               15                 2        13.3%
                                                   ------------     ------------
                                                            287              127
                                                   ------------     ------------
    Earnings from operations                                 71               73               (2)        -2.7%
    Other income, net                                         5                -                 5          N/A
                                                   ------------     ------------
    Earnings before income taxes                             76               73                 3         4.1%
    Income tax expense                                       29               27                 2         7.4%
                                                   ------------     ------------
    Net Earnings                                   $         47     $         46     $           1         2.2%
                                                   ============     ============



     Casino Margin

     For the three months ended June 30,                2003            2002              % Change
                                                        ----            ----
     Casino revenues                               $        346     $        179             93.3%
     Casino expenses                               $        267     $        112            138.4%
     Casino margin                                 $         79     $         67             17.9%
     Casino margin as a % of casino revenue, net          22.8%            37.4%



     In the second quarter of 2003, we operated casinos on a total of seven ships: four from Silverseas, one on the World of ResidenSea and two on Oceania Cruises. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania Cruises. The Silver Wind, a cruise ship operated by Silverseas, which was taken out of service following the events of the September 11, 2001, resumed operations on May 23, 2003. The casino aboard the Regatta, another 684 passenger luxury cruise ship operated by Oceania Cruises, was opened on June 26, 2003. In the second quarter of 2002 we operated casinos on four ships: three on Silverseas and one on the World of ResidenSea.

     We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the quality of the players. This is a condition that is beyond the control of the Company.

     An increase in casino operating expenses is mainly attributable to start up costs of casinos aboard Oceania cruise ships, i.e. travel and additional staff cost, plus the cost to re-establish the casino on the Silver Wind.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $94 and $22 of the total casino expenses incurred in the three month periods ended June 30, 2003 and 2002, respectively.



     Corporate & Other

                                                 For the three months ended June 30,     Increase      % Change
                                                                                        (Decrease)
                                                       2003             2002
                                                       ----             ----
    Operating Revenue
         Other                                     $          8               47     $        (39)       -83.0%
                                                   ------------     ------------
                                                              8               47              (39)       -83.0%
    Less promotional allowances                               -                -
                                                   ------------     ------------
    Net operating revenue                                     8               47
                                                   ------------     ------------

    Costs and Expenses
        General and administrative                          395              462              (67)       -14.5%
        Depreciation                                         42               54              (12)       -22.2%
                                                   ------------     ------------
                                                            437              516
                                                   ------------     ------------
    Loss from operations                                  (429)            (469)              (40)        -8.5%
    Interest expense                                        (6)              (6)                 -         0.0%
    Other income, net                                        94               89                 5         5.6%
                                                   ------------     ------------
    Loss before income taxes                              (341)            (386)              (45)       -11.7%
    Income tax benefit                                    (129)            (335)               206        61.5%
                                                   ------------     ------------
    Net Loss                                       $      (212)     $       (51)               161       315.7%
                                                   ============     ============


     Net operating revenues consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic and were $8 and $47 in the second quarter of 2003 and 2002, respectively.

     Effective September 1, 2002, management fees and interest due to the Company from CM will not be accrued until a certainty of cash flow is attained for Casino Millennium, but instead will be recorded as received. In April 2003, Casino Millennium remitted $8 in management fees.

Results of Operations

Six Months Ended June 30, 2003 vs. 2002

Colorado

The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the six months ended June 30, 2003 and 2002 are as follows:


                                                   For the six months ended June 30,    Increase           %
                                                                                       (Decrease)        Change
                                                       2003                 2002
                                                       ----                 ----
Operating Revenue
     Casino                                        $     10,457     $     12,036     $     (1,579)       -13.1%
     Hotel, food and beverage                               579              542                37         6.8%
     Other                                                   52               58               (6)       -10.3%
                                                   ------------     ------------
                                                         11,088           12,636
Less promotional allowances                               1,876            1,937              (61)        -3.1%
                                                   ------------     ------------
Net operating revenue                                     9,212           10,699           (1,487)       -13.9%
                                                   ------------     ------------

Costs and Expenses
     Casino                                               3,213            3,356             (143)        -4.3%
     Hotel, food and beverage                               145              118                27        22.9%
     General and administrative                           2,113            2,266             (153)        -6.8%
     Depreciation                                           699              667                32         4.8%
                                                   ------------     ------------
                                                          6,170            6,407
                                                   ------------     ------------
Earnings from operations                                  3,042            4,292           (1,250)       -29.1%
Interest expense                                          (744)            (691)                53         7.7%
Other income, net                                             7               10               (3)       -30.0%
                                                   ------------     ------------
Earnings before income taxes                              2,305            3,611           (1,306)       -36.2%
Income tax expense                                          876            1,661             (785)       -47.3%
                                                   ------------     ------------
Net Earnings                                       $      1,429     $      1,950     $       (521)       -26.7%
                                                   ============     ============

Overall operating results were impacted by the casino results detailed below.


     Casino Margin and Market Data

        For the six months ended June 30,                          2003              2002         % Change
                                                                    ----             ----
        Casino revenue                                         $     10,457     $      12,036       -13.1%
        Casino promotional allowances                          $      1,386     $       1,453        -4.6%
        Casino revenue, net                                    $      9,071     $      10,583       -14.3%
        Casino expense                                         $      3,213     $       3,356        -4.3%
        Casino margin                                          $      5,858     $       7,227       -18.9%
        Casino margin as a % of casino revenue, net                   64.6%             68.3%
        Market share of the Cripple Creek  AGP                        15.3%             17.6%
        Average number of slot machines                                 634               613
        Market share of Cripple Creek gaming devices                  15.0%             14.8%
        Average slot machine win per day                         90 dollars       107 dollars
        Cripple Creek average slot machine win per day           88 dollars        89 dollars


     Growth in the Cripple Creek market during the first six months of 2003 compared to 2002 was limited to 0.4%. When comparing 2003 to 2002, distractions from major construction in the casino, limited access to the casino from the adjoining parking lot during the first four months of the year, and poor weather conditions, particularly in March and April 2003, had an adverse effect on casino revenue and overall operating results. The covered parking garages provided by two of our competitors have impacted the casino, particularly during inclement weather and provides both with a significant number of close proximity parking places, an advantage previously held by Womacks. Both competitors also have a large number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. The Company has not yet decided on the next phase of expansion, but owns all of the vacant property adjacent to the casino and is able to expand once it feels comfortable that the additional cost of the expansion will improve net earnings. In the second quarter of 2003, Womacks made significant changes to the casino floor layout and reduced the number of slot machines to its current level.

     Even though every attempt has been made to control cost during a period in which we have seen a decline in revenue, the relative percentage of personnel cost and device fees to net casino revenue contributed significantly to the erosion in the casino margin.

     During the first two quarters Womacks has made significant changes to the casino floor layout and reduced the number of slot machines to 600. During the six months ended June 30, 2003, Womacks leased an average of 46 slot machines, compared to 34 during the first six months ended June 30, 2002, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding six months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $217 and $152 for the six months ended June 30, 2003 and 2002, respectively.

     Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. Management continues to place emphasis on further refining the slot machine mix.


     Hotel, Food and Beverage Margin

                                                                     2003             2002         % Change
                                                                     ----             ----
       For the six months ended June 30,

       Hotel, food and beverage revenue                         $        579     $         542         6.8%
       Hotel, food and beverage expense                         $        145     $         118        22.9%
       Hotel, food and beverage margin                          $        434     $         424         2.4%
       Hotel, food and beverage margin as % of hotel, food
           and beverage revenue                                        75.0%             78.2%


     Hotel revenue, included in Hotel, food and beverage revenue, increased by 0.8%, as a result of introducing 3 additional luxury rooms at the end of the first quarter of 2002. All of the revenue generated by the hotel operations is derived from comps to better players and is included in promotional allowances for the casino.

     In the first quarter of 2003, the Gold Mine restaurant was closed and Bob's Grill was expanded in order to provide better service on the gaming floor and improve accessibility.

     Other

     The increase in interest expense, including debt issuance cost, to $744 in 2003 from $691 in 2002 is attributable to the increase in the average balance of the RCF to $13.1 million in the first half of 2003 from $11.9 million in the first half of 2002. The major factor for the increase in the average balance of the RCF is the $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in CCAL by the Company. Since the second quarter of 2000 the Company has borrowed a total of $9.5 million under the RCF to fund its investments in South Africa. The interest on the investments has resulted in a charge of approximately $522 and $372 to the Company's Colorado operations for the first six months of the years 2003 and 2002, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has marginally decreased to 9.12% in 2003 from 9.41% in 2002.

     The increase in depreciation is attributable to the recent expansion and to the investment in new slot equipment.

     The Colorado segment recognized income tax expense of $876 in 2003 versus $1,661 in 2002, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century
     Casinos Caledon (Pty) Limited, which owns the Caledon Casino, Hotel and Spa. Improvement in the Rand versus the dollar when comparing the first six months of last year to the current year has had a positive impact on the reported revenues and a negative impact on expenses.

     Operational results in US dollars for the six months ended June 30, 2003 and 2002 are as follows: (See next page for results in Rand)

                                                  For the six months ended June 30,       Increase         %
                                                                                         (Decrease)     Change
                                                        2003               2002
                                                        ----               ----
Operating Revenue
  Casino                                           $      4,019     $      2,707     $       1,312        48.5%
  Hotel, food and beverage                                1,059              620               439        70.8%
  Other                                                     216              102               114       111.8%
                                                   ------------     ------------
                                                          5,294            3,429
Less promotional allowances                                 268              219                49        22.4%
                                                   ------------     ------------
Net operating revenue                                     5,026            3,210             1,816        56.6%
                                                   ------------     ------------
Costs and Expenses
  Casino                                                  1,672            1,109               563        50.8%
  Hotel, food and beverage                                1,005              528               477        90.3%
  General and administrative                                895              695               200        28.8%
  Depreciation                                              496              347               149        42.9%
                                                   ------------     ------------
                                                          4,068            2,679
                                                   ------------     ------------
Earnings from operations                                    958              531               427        80.4%
Interest expense                                          (467)            (397)                70        17.6%
Other income, net                                           107               42                65       154.8%
                                                   ------------     ------------
Earnings before income taxes                                598              176               422       239.8%
Income tax expense                                          234               85               149       175.3%
Minority interest expense (benefit)                         (8)                2                10       500.0%
                                                   ------------     ------------
Net Earnings                                       $        356     $         93     $         263       282.8%
                                                   ============     ============

  Net Earnings for South Africa                    $        356     $         93
  Non-CCAL (income) expense:
  General & administrative expenses                         186               93
  Interest Income                                          (16)              (4)
  Income tax benefit                                       (47)              (8)
  Minority interest expense (benefit)                         8              (2)
                                                   ------------      ------------
                                                            131               79
                                                   ------------      ------------
  CCAL Net Earnings                                $        487     $        172
                                                   ============      ============
----------------------------------------------------------------------------------------------------------------
Average exchange rate (Rand/USD)                           7.96            10.95                         -27.3%
----------------------------------------------------------------------------------------------------------------


Operational results in Rand for the six months ended June 30, 2003 and 2002 are as follows:


                                                 For the six months ended June 30,      Increase           %
                                                                                       (Decrease)        Change
                                                        2003               2002
                                                        ----               ----
Operating Revenue
     Casino                                        R     31,899     R     29,553     R       2,346         7.9%
     Hotel, food and beverage                             8,408            6,770             1,638        24.2%
     Other                                                1,721            1,123               598        53.3%
                                                   ------------     ------------
                                                         42,028           37,446
Less promotional allowances                               2,118            2,397             (279)       -11.6%
                                                   ------------     ------------
Net operating revenue                                    39,910           35,049             4,861        13.9%
                                                   ------------     ------------

Costs and Expenses
     Casino                                              13,285           12,131             1,154         9.5%
     Hotel, food and beverage                             8,003            5,729             2,274        39.7%
     General and administrative                           7,098            7,566             (468)        -6.2%
     Depreciation                                         3,939            3,795               144         3.8%
                                                   ------------     ------------
                                                         32,325           29,221
                                                   ------------     ------------
Earnings from operations                                  7,585            5,828             1,757        30.1%
Interest expense                                        (3,719)          (4,340)             (621)       -14.3%
Other income, net                                           853              455               398        87.5%
                                                   ------------     ------------
Earnings before income taxes                              4,719            1,943             2,776       142.9%
Income tax expense                                        1,832              933               899        96.4%
Minority interest expense (benefit)                        (71)               18              (89)      -494.4%
                                                   ------------     ------------
Net Earnings                                       R      2,816     R      1,028     R       1,788       173.9%
                                                   ============     ============

  Net Earnings for South Africa                    R      2,816     R      1,028
  Non-CCAL (income) expense:
    General & administrative expenses                     1,473            1,007
    Interest income                                       (132)             (42)
    Income tax benefit                                    (386)             (88)
    Minority interest expense (benefit)                      71             (18)
                                                   ------------     ------------
                                                          1,026              859
                                                   ------------     ------------
  CCAL Net Earnings                                R      3,842     R      1,887
                                                   ============     ============



     Casino Margin (in USD)

             For the six months ended June 30,                          2003              2002         % Change
                                                                        ----              ----
             Casino revenue                                         $      4,019     $       2,707        48.5%
             Casino promotional allowances                          $        124     $          71        74.6%
             Casino revenue, net                                    $      3,895     $       2,636        47.8%
             Casino expense                                         $      1,672     $       1,109        50.8%
             Casino margin                                          $      2,223     $       1,527        45.6%
             --------------------------------------------------------------------------------------------------
             Average exchange rate (Rand/USD)                               7.96             10.95       -27.3%
             --------------------------------------------------------------------------------------------------

     Casino Margin and Market Data (in Rand)

             For the six months ended June 30,                           2003             2002          % Change
                                                                         ----             ----
             Casino revenue                                         R     31,899     R      29,553         7.9%
             Casino promotional allowances                          R        979     R         759        29.0%
             Casino revenue, net                                    R     30,920     R      28,794         7.4%
             Casino expense                                         R     13,285     R      12,131         9.5%
             Casino margin                                          R     17,635     R      16,663         5.8%
             Casino margin as a % of casino revenue, net                   57.0%             57.9%
             Market share of the Western Cape AGP                           6.0%              6.2%
             Market share of Western Cape gaming devices                   10.7%             11.2%
             Average number of slot machines                                 271               250
             Average slot machine win per day                           596 Rand          579 Rand
             Average number of tables                                          8                11
             Average table win per day                                1,826 Rand        1,676 Rand


     The 7.4% increase in the casino revenue, net is attributable to the increased traffic generated by an increasing number of conferences, the introduction of cash couponing in the second quarter of 2003 and the 10% increase in the number of slots which increased the potential of the casino. Subsequent to the purchase of the remaining 35% interest in CCAL, the Company is focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. Operating costs of the resort are now fully allocated to the various departments, giving management a clear picture of each profit center within the resort. CCAL competes against a much larger competitor located in a more populous area of the Western Cape.


     Hotel, Food and Beverage Margin (in USD)


           For the six months ended June 30,                            2003             2002          % Change
                                                                        ----             ----
           Hotel, food and beverage revenue                         $      1,059     $         620        70.8%
           Hotel, food and beverage expense                         $      1,005     $         528        90.3%
           Hotel, food and beverage margin                          $         54     $          92       -41.3%

           ----------------------------------------------------------------------------------------------------
           Average exchange rate (Rand/USD)                                 7.96             10.95       -27.3%
           ----------------------------------------------------------------------------------------------------


     Hotel, Food and Beverage Margin (in Rand)

          For the six months ended June 30,                             2003             2002          % Change
                                                                        ----             ----
          Hotel, food and beverage revenue                          R      8,408     R       6,770        24.2%
          Hotel, food and beverage expense                          R      8,003     R       5,729        39.7%
          Hotel, food and beverage margin                           R        405     R       1,041       -61.1%
          Hotel, food and beverage margin as % of hotel food
          and beverage revenue                                              4.8%             15.4%


     An increase in the number of business conferences held at the resort has been a major factor in the significant increase in hotel, food & beverage revenue. The conferences had a positive impact on the hotel occupancy rate which increased to 56% in the first six months of 2003 compared to 53% during the same period in 2002. Accordingly, marketing has been more focused in this area in an attempt to gain additional exposure. CCAL continues to make a number of repairs and improvements to the resort on an ongoing basis (see Note 6). Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor, supplies and utilities. Finally, operating costs of the resort are now fully allocated to the various departments, giving management a clear picture of each cost center within the resort.

     Food and beverage revenue has increased significantly due to a number of factors. Since the first quarter of 2002, meal prices have been increased by approximately 12.5%. Furthermore, dinner and breakfast are now included with all rooms. The meals included in the hotel bill are allocated to food and beverage revenue. Finally, there has also been a notable increase in business conferences held at the resort, resulting in an increase in the number of theme dinners and banquets.

     Other

     The weighted-average interest rate on the borrowings under the ABSA loan agreement is 16.9% in the first six months of 2003 and 2002. Excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 14.3% as the principal balance of the term loans and capitalized leases are repaid. Other revenue principally consists of revenue generated from the resort's ancillary services which include the adventure center, spa center, and conference room rental. An insurance claim submitted by the casino for loss of revenue due to water damage to a number of slot machines accounted for R472 of the increase in other revenue.

Cruise Ships

Cruise ships' operational results for the periods ending June 30, 2003 and 2002 are as follows:


                                                  For the six months ended June 30,        Increase    % Change
                                                                                          (Decrease)
                                                        2003                2002
                                                        ----                ----
    Operating Revenue
         Casino                                  $          669     $        279     $         390       139.8%
         Other                                               19               26               (7)       -26.9%
                                                   ------------     ------------
                                                            688              305
    Less promotional allowances                               -                -
                                                   ------------     ------------
    Net operating revenue                                   688              305               383       125.6%
                                                   ------------     ------------

    Costs and Expenses
         Casino                                             481              208               273       131.3%
         General and administrative                           3                -                 3          N/A
         Depreciation                                        32               28                 4        14.3%
                                                   ------------     ------------
                                                            516              236
                                                   ------------     ------------
    Earnings from operations                                172               69               103       149.3%
    Other income, net                                         5                -                 5          N/A
                                                   ------------     ------------
    Earnings before income taxes                            177               69               108       156.5%
    Income tax expense                                       67               26                41       157.7%
                                                   ------------     ------------
    Net Earnings                                 $          110  $            43     $          67       155.8%
                                                   ============     ============

     Casino Margin

     For the six months ended June 30,                  2003            2002              % Change
                                                        ----            ----
     Casino revenues                               $        669     $        279            139.8%
     Casino expenses                               $        481     $        208            131.3%
     Casino margin                                 $        188     $         71            164.8%
     Casino margin as a % of casino revenue, net          28.1%            25.4%


     In the first half of 2003, we operated casinos on a total of seven ships: four from Silverseas, one on the World of ResidenSea and two on Oceania Cruises. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania Cruises. The Silver Wind, a cruise ship operated by Silverseas, which was taken out of service following the events of September 11, 2001, resumed operations on May 23, 2003. The casino aboard the Regatta, another 684 passenger luxury cruise ship operated by Oceania Cruises, was opened on June 26, 2003.

     In the first half of 2002 we operated casinos on four ships: three on Silverseas and one on the World of ResidenSea. The casino on the ResidenSea opened for business on March 28, 2002.

     We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the quality of the players. This is a condition that is beyond the control of the Company.

     The increase in casino operating expenses relates to the increase in number of casinos operated on cruise ships and to start up costs of casinos aboard two Oceania cruise ships, i.e. travel and additional staff cost, plus the cost to re-establish the casino on the Silver Wind.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $212 and $28 of the total casino expenses incurred in first six months ended June 30, 2003 and 2002, respectively.


Corporate & Other


                                                   For the six months ended June 30,
                                                                                      Increase       %
                                                    2003                 2002        (Decrease)    Change
                                                    ----                 ----
    Operating Revenue
         Other                                     $          8     $        107     $   (99)       -92.5%
                                                     ----------       ----------
                                                              8              107
    Less promotional allowances                               -                -
                                                     ----------       ----------
    Net operating revenue                                     8              107         (99)       -92.5%
                                                     ----------       ----------

    Costs and Expenses
        General and administrative                          731              763         (32)        -4.2%
        Depreciation                                         84              108         (24)       -22.2%
                                                     ----------       ----------
                                                            815              871
                                                     ----------       ----------
    Loss from operations                                  (807)            (764)           43         5.6%
    Interest expense                                       (12)             (12)            -         0.0%
    Other income, net                                       181              177            4         2.3%
                                                     ----------       ----------
    Loss before income taxes                              (638)            (599)           39         6.5%
    Income tax benefit                                    (249)            (541)        (292)       -54.0%
                                                     ----------       ----------
    Net Loss                                     $        (389)   $         (58)     $  (331)      -570.7%
                                                     ==========       ==========


     Net operating revenues consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic and were $8 and $107 in the first half of 2003 and 2002, respectively.

     Effective September 1, 2002, management fees and interest due to the Company from CM will not be accrued until a certainty of cash flow is attained for Casino Millennium, but instead will be recorded as received. In April 2003, Casino Millennium remitted $8 in management fees.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $3,854 plus restricted cash of $533 at June 30, 2003, and the Company had net working capital of $292. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($24,556 net of the quarterly reduction) and unused borrowing capacity of $11,087 at June 30, 2003.

     For the six months ended June 30, 2003, cash provided by operating activities was $1,656 compared with $2,330 in the prior-year period. Please refer to management's discussion of the results of operations.

     Cash used in investing activities of $2,243 for the first six months of 2003, consisted of: $504 towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing additional gaming space; $219 for additional improvements to the property in Caledon, South Africa, including $61 additional capitalized building costs related to the original construction; $1,259 towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $918 of which was applied against the minority shareholder liability and $341 of which increased the carrying value of the land in Caledon; $153 principally for outfitting one of the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $153 due to expenditures for other long-lived assets, net of $7 in proceeds from the disposition of assets; and a decrease of $38 in restricted cash. Cash used in investing activities of $2,906 for the first six months of 2002, consisted of: $1.3 million towards the purchase and improvements of the Palace Hotel and property; $544 towards the expansion of the Womacks casino at the rear of the property, providing additional gaming space; $110 towards the construction of a restaurant & grill on the first floor of Womacks casino; $298 for additional improvements to the property in Caledon, South Africa; $460, primarily for land purchased for the proposed casino development in Johannesburg, South Africa; and the balance of $194 is primarily due to expenditures for other long-lived assets.

     Cash used in financing activities of $340 for the first six months of 2003 consisted of net borrowings of $2.0 million under the RCF with Wells Fargo plus $7 in proceeds from the exercise of stock options, less net repayments of $556 under the loan agreement with ABSA, $1.2 million to acquire a loan to CCAL held by the minority shareholder, Caledon Overberg Investments (Proprietary) Limited ("COIL"); $132 towards the repurchase of Company's stock on the open market at cost; $299 towards the purchase of 132,184 shares of common stock from a director, James Forbes, at a per share price of $2.26; and other net repayments of $160. Cash provided by financing activities of $375 for the first six months of 2002 consisted of net borrowings of $835 under the RCF with Wells Fargo, less net repayments of $354 under the loan agreement with ABSA, additional deferred financing charges incurred by the Caledon Casino, Hotel & Spa, with a cost of $19, the repurchase of company's stock, on the open market, with a cost of $44 and other net repayments of $43.

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

     The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic which began in January 1999. The hotel and casino opened in July 1999. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, when completed will result in the Company having a 50% equity interest in Casino Millennium. In December 2002, the Company, through CMB, paid $236 towards an initial equity investment of 10% in Casino Millennium, subject to the repayment of a CM loan to a

     Czech bank by Strabag AG, which has been repaid. The Company expects to contribute gaming equipment and certain pre-operating costs, valued at $823, in exchange for the additional 40% interest in Casino Millennium. The balance of the transaction is expected to be completed in 2003, subject to certain contingencies and contract conditions.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar at a price equal to 85% of their fair market value at the time of excercise. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eights of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise.

     A proposed ballot issue has been submitted in Colorado that would approve the installation of at least 500 video lottery terminals "VLT's" at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. The VLT's are almost identical to slot machines. The Colorado gaming industry has organized to oppose the introduction of VLT's at the racetracks. Management is unable to speculate on the outcome of the proposed November 2003 ballot issue which, if approved by the voters, could be expected to have a negative impact on the Company's Cripple Creek gaming revenues.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first six months of 2003, the Company repurchased 59,100 shares of its common stock on the open market, excluding 489,264 shares purchased from one of its directors. Through June 30, 2003, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3,768.


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

     Effective  January  1,  2002  the  Company  adopted  Financial   Accounting
     Standards Board (the "FASB") SFAS No. 142 "Goodwill and Other Intangible Assets".

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property,
     3)the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at June 30, 2003 is unamortized goodwill of approximately $7,994 and unamortized casino license costs of approximately $1,483. The Company will continue to assess goodwill and other intangibles for impairment at least annually. Management has not identified any impairment indicators with respect to the casino license or goodwill during the three and six months ended June 30, 2003.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, which is estimated as the difference between anticipated undiscounted future cash flows and carrying value, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management's best assessment of expected future conditions. During 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS No. 144 retains many of the provisions of SFAS No. 121 it provides guidance on estimating future cash flows to test recoverability, among other things. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

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

                         * * * * * * * * * * * * * * * *

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at June 30, 2003. Actual results may differ materially.


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

     In order to minimize the risk of increases in the prime rate or LIBOR the Company has entered into two interest-rate swap agreements on a total of $11.5 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement which matures on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. For example, each hypothetical 100 basis points decrease in the three month LIBOR rate below the fixed rate paid by the Company less the applicable margin results in an increased use of $115 in cash on an annual basis.


Foreign Currency Exchange Risk

     The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand. Fluctuations in the Rand affect the value of the Company's investment in The Caledon Casino, Hotel and Spa. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of June 30, 2003 would reduce the value of the Company's investment by approximately $1.8 million.

                     * * * * * * * * * * * * * * * * * * * *

Item 4. CONTROLS AND PROCEDURES

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

Items 2 to 5 - None

Item 6. - Exhibits and Reports on Form 8-K

       (a) Exhibits -The following exhibits are filed herewith:
           10.129 Fifth Amendment to Restated Employees' Equity Incentive Plan, dated June 4, 2003.
           10.130 Brokerage Agreement between Novomatic AG and Century Casinos, Inc. dated January 4, 2000 an Amendment No. 1 to Brokerage Agreement dated July 24, 2003.
             31.1 Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chairman of the Board and Chief Executive Officer.
             31.2 Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Vice-Chairman and President.
             31.3 Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chief Accounting Officer.
             32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.
             32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.
             32.3    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002, Chief Accounting Officer.


      (b) Reports on Form 8-K:

          On May 13, 2003 the Registrant filed a Current Report on Form 8-K in which it announced it had posted to its website a presentation of the Review of Financial Results of Operations and Financial Condition as of and for the quarter ended March 31, 2003, as a complementary presentation of its First Quarter 2003 Form 10-Q and Earnings Release.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTURY CASINOS, INC.

/s/  Larry Hannappel
___________________________
Larry Hannappel
Chief Accounting Officer and duly authorized officer
Date: August 13, 2003