Form 10-Q
period 2003-09-30
CENTURY CASINOS INC /CO/
filed 2003-10-29
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
                                       OR
     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
     Common stock, $0.01 par value, 13,660,500 shares outstanding as of October 24, 2003.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                              Page Number
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002     3
            Condensed Consolidated Statements of Earnings for the Three Months Ended
            September 30, 2003 and 2002                                                              4
            Condensed Consolidated Statements of Earnings for the Nine Months Ended
            September 30, 2003 and 2002                                                              5
            Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended
            September 30, 2003 and 2002                                                              6
            Condensed Consolidated Statements of Comprehensive Earnings for the Nine Months Ended
            September 30, 2003 and 2002                                                              6
            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2003 and 2002                                                              7
            Notes to Condensed Consolidated Financial Statements                                     9
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      27
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 51
Item 4.   Controls and Procedures                                                                    52
PART II   OTHER INFORMATION                                                                          53
Item 1.   Legal Proceedings                                                                          53
Item 6.   Exhibits and Reports on Form 8-K                                                           53
          SIGNATURES                                                                                 53


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                          September 30, 2003   December 31, 2002
    ASSETS
    Current Assets:
        Cash and cash equivalents                                            $       3,893       $       4,582
        Restricted cash                                                                575                 491
        Accounts receivable                                                            335                 133
        Prepaid expenses and other                                                     729                 516
        Deferred taxes                                                                  42                  48
                                                                              ------------        ------------
           Total current assets                                                      5,574               5,770

    Property and Equipment, net                                                     36,243              33,965
    Goodwill, net                                                                    8,051               7,899
    Casino License Costs, net                                                        1,601               1,298
    Deferred Taxes                                                                     839               1,078
    Other Assets                                                                     1,160               1,133
                                                                              ------------        ------------
    Total                                                                    $      53,468       $      51,143
                                                                              ============        ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt                                     $       2,001       $       1,664
       Accounts payable and accrued liabilities                                      2,022               2,309
       Accrued payroll                                                               1,008               1,098
       Taxes payable                                                                 1,049                 747
                                                                              ------------        ------------
           Total current liabilities                                                 6,080               5,818
    Long-Term Debt, less current portion                                            15,365              16,531
    Other Non-current Liabilities                                                      446                 788
    Minority Interest                                                                    -                 903
    Shareholders' Equity:
       Preferred stock; $.01 par value; 20,000,000 shares
           authorized; no shares issued or outstanding
       Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,660,500 and 13,580,864 shares outstanding, respectively                   145                 145
       Additional paid-in capital                                                   21,537              21,874
       Accumulated other comprehensive income (loss)                                 1,424             (1,052)
       Retained earnings                                                            10,346               7,926
                                                                              ------------        ------------
                                                                                    33,452              28,893
        Treasury stock - 825,276 and 904,912 shares at cost,
           respectively                                                            (1,875)             (1,790)
                                                                              ------------        ------------
            Total shareholders' equity                                              31,577              27,103
                                                                              ------------        ------------
    Total                                                                    $      53,468       $      51,143
                                                                              ============        ============
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


                                                                         For The Three Months Ended September 30,

                                                                                  2003                2002

Operating Revenue:
   Casino                                                                    $       8,525       $       8,235
   Hotel, food and beverage                                                            932                 722
   Other                                                                               106                 122
                                                                              ------------        ------------
                                                                                     9,563               9,079
   Less promotional allowances                                                       1,285               1,194
                                                                              ------------        ------------
       Net operating revenue                                                         8,278               7,885
                                                                              ------------        ------------

Operating Costs and Expenses:
   Casino                                                                            3,132               2,633
   Hotel, food and beverage                                                            691                 409
   General and administrative                                                        2,004               1,824
   Property write-down and other write-offs                                              -               1,122
   Depreciation                                                                        675                 616
                                                                              ------------        ------------
       Total operating costs and expenses                                            6,502               6,604
                                                                              ------------        ------------

Earnings from Operations                                                             1,776               1,281
   Interest expense                                                                  (512)               (480)
   Other income, net                                                                   113                  32
                                                                              ------------        ------------
Earnings before Income Taxes and Minority Interest                                   1,377                 833
   Provision for income taxes                                                          463                 317
                                                                              ------------        ------------
Earnings before Minority Interest                                                      914                 516
   Minority interest in subsidiary earnings                                              -                (63)
                                                                              ------------        ------------
Net Earnings                                                                 $         914       $         453
                                                                              ============        ============


Earnings Per Share:
   Basic                                                                     $        0.07       $        0.03
                                                                              ============        ============
   Diluted                                                                   $        0.06       $        0.03
                                                                              ============        ============

See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


                                                                        For The Nine Months Ended September 30,

                                                                                  2003                2002

Operating Revenue:
   Casino                                                                    $      23,670       $      23,257
   Hotel, food and beverage                                                          2,570               1,884
   Other                                                                               401                 415
                                                                              ------------        ------------
                                                                                    26,641              25,556
   Less promotional allowances                                                       3,429               3,350
                                                                              ------------        ------------
       Net operating revenue                                                        23,212              22,206
                                                                              ------------        ------------

Operating Costs and Expenses:
   Casino                                                                            8,498               7,306
   Hotel, food and beverage                                                          1,841               1,055
   General and administrative                                                        5,746               5,548
   Property write-down and other write-offs                                              -               1,122
   Depreciation                                                                      1,986               1,766
                                                                              ------------        ------------
       Total operating costs and expenses                                           18,071              16,797
                                                                              ------------        ------------

Earnings from Operations                                                             5,141               5,409
   Interest expense                                                                (1,564)             (1,409)
   Other income, net                                                                   242                  90
                                                                              ------------        ------------
Earnings before Income Taxes and Minority Interest                                   3,819               4,090
   Provision for income taxes                                                        1,391               1,548
                                                                              ------------        ------------
Earnings before Minority Interest                                                    2,428               2,542
   Minority interest in subsidiary earnings                                            (8)                (61)
                                                                              ------------        ------------
Net Earnings                                                                 $       2,420       $       2,481
                                                                              ============        ============


Earnings Per Share:
   Basic                                                                     $        0.18       $        0.18
                                                                              ============        ============
   Diluted                                                                   $        0.16       $        0.16
                                                                              ============        ============

See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------


                                                                         For The Three Months Ended September 30,

                                                                                  2003                2002


   Net Earnings                                                              $         914       $         453
   Foreign currency translation adjustments                                            951                (94)
   Change in fair value of interest rate swaps, net of income taxes                     97                   8
                                                                              ------------        ------------
   Comprehensive Earnings                                                    $       1,962       $         367
                                                                              ============        ============



                                                                         For The Nine Months Ended September 30,

                                                                                  2003                2002


   Net Earnings                                                              $       2,420       $       2,481
   Foreign currency translation adjustments                                          2,261                 689
   Change in fair value of interest rate swaps, net of income taxes                    215                   1
                                                                              ------------        ------------
   Comprehensive Earnings                                                    $       4,896       $       3,171
                                                                              ============        ============



See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------


                                                                         For The Nine Months Ended September 30,

                                                                                 2003              2002

Cash Flows from Operating Activities:
   Net earnings                                                              $       2,420       $       2,481

   Adjustments to reconcile net earnings to net cash provided by operating activities
      Write-down of nonoperating casino and land
        held for sale                                                                    -                 447
      Write-off of receivables and advances, including interest                          -                 702
      Depreciation                                                                   1,986               1,766
      Amortization of deferred financing costs                                          84                  67
      Gain on disposition of assets                                                   (59)                (27)
      Deferred tax expense (benefit)                                                   126                (58)
      Minority interest in subsidiary earnings                                           8                  61
      Other                                                                            (8)                 (9)

      Changes in operating assets and liabilities
        Receivables                                                                  (185)               (302)
        Prepaid expenses and other assets                                            (236)               (106)
        Accounts payable and accrued liabilities                                     (341)                  23
        Accrued payroll                                                              (138)                 262
        Taxes payable                                                                  205               (316)
                                                                              ------------        ------------
         Net cash provided by operating activities                                   3,862               4,991
                                                                              ------------        ------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                            (1,769)             (3,770)
    Acquisition of subsidiary, net of $664 in cash acquired                        (1,259)                   -
    Restricted cash (increase) decrease                                                 49                (10)
    Proceeds received from disposition of assets                                       258                 176
                                                                              ------------        ------------
         Net cash used in investing activities                                     (2,721)             (3,604)
                                                                              ------------        ------------

                                                           (continued)


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                         For The Nine Months Ended September 30,

                                                                                  2003                2002

Cash Flows from Financing Activities:
   Proceeds from borrowings                                                  $      21,710       $      15,439
   Principal repayments                                                           (23,442)            (16,459)
   Proceeds from exercise of options                                                     8                   -
   Purchases of treasury stock                                                       (431)               (205)
   Deferred financing costs                                                              -               (112)
                                                                              ------------        ------------
         Net cash used in financing activities                                     (2,155)             (1,337)

Effect of exchange rate changes on cash                                                325                  48
                                                                              ------------        ------------
Increase (Decrease) in Cash and Cash Equivalents                                     (689)                  98
Cash and Cash Equivalents at Beginning of Period                                     4,582               3,031
                                                                              ------------        ------------
Cash and Cash Equivalents at End of Period                                   $       3,893       $       3,129
                                                                              ============        ============



Supplemental Disclosure of Noncash Financing Activities:

In January 2003, the Company, through its majority owned subsidiary CCA, purchased the remaining 35% interest in CCAL for a total of $2.6 million, of which $1.3 million was used to purchase a loan from the previous minority shareholder, Caledon Overberg Investments (Proprietary) Limited ("COIL"), and is included in principal repayments above, $1.0 million was applied to the minority shareholder liability and $0.3 million increased the carrying value of the land in Caledon.

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


Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $46 in 2003 and $57 in 2002    $       1,544       $       1,434
                                                                              ============        ============
Income taxes paid                                                            $         700       $       1,725
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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Resorts Limited ("CRL"), Century Management u. Beteiligungs GmbH ("CMB") and WMCK-Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). CRL owns 55% of Century Resorts Alberta Inc. ("CRA"). Century Casinos Africa
(Pty) Ltd. ("CCA"), a 96.5% owned subsidiary of CCI, owns 100% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL", a dormant subsidiary). The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic, and international waters as follows:

     WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 614 slot machines, six limited stakes gaming tables, 21 hotel rooms and a restaurant.

     CCA owns and operates The Caledon Casino, Hotel and Spa near Cape Town, South Africa. The resort has 275 slot machines and eight gaming tables, a 92-room hotel, mineral hot springs and spa facility, 3 restaurants, 2 bars, and conference facilities.

     CCM manages Casino Millennium ("CM") located within a five-star hotel in Prague, Czech Republic. The Company and another entity have each agreed to purchase a 50% ownership interest in Casino Millennium a.s. In December 2002, the Company paid $236 towards a 10% ownership interest, which was subject to the repayment of a CM loan by Strabag AG, the Company's proposed partner, which was repaid in April 2003. The balance of the acquisition is expected to be completed in 2003 by contributing assets of the casino currently owned by the Company and certain pre-operating costs paid by the Company with a combined value of $827.

     CCI serves as concessionaire of small casinos on seven luxury cruise vessels. The Company has a total of approximately 283 gaming positions on the six combined shipboard casinos currently in operation. On March 28, 2003 the Company entered into a casino concession agreement with Oceania Cruises to operate shipboard casinos, with approximately 70 gaming positions each, on two luxury cruise ships. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania. The vessel was taken out of service after it completed its cruise schedule to various destinations in the western Mediterranean as of September 26th, 2003 and is expected to resume operations in May 2004. The Silver Wind, a cruise ship operated by Silversea Cruises, which was taken out of service following the events of September 11, 2001, resumed operations on May 23, 2003. On June 26, 2003, the Company successfully opened its casino aboard the Regatta, another 684 passenger luxury cruise ship operated by Oceania.

The Company regularly pursues additional gaming opportunities internationally and in the United States.

On October 20, 2003 the Company announced that judgment had been handed down in the High Court of South Africa compelling the Gauteng Gambling Board to award a casino license to Silverstar Development Limited ("Silverstar") for the western periphery of metropolitan Johannesburg in terms of its original 1997 application. CCA, through its majority-owned subsidiary, Century Casinos West Rand (Pty) Ltd., remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining, and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($57.5 million) hotel/casino resort development is located in the greater Johannesburg area of South Africa known as the West Rand.

In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

On September 25, 2003 the Company formed CRL for the purpose of managing all of the Company's foreign and offshore operations. CRL will maintain offices in Mauritius, an independent island republic in the western Indian Ocean. Forming the management company in Mauritius will provide favorable tax benefits to the Company. Taxable income, mostly management fees and interest earned by the Mauritius company would be taxed at an effective rate of 3%.

On September 30, 2003, the Company subscribed to 55% of the outstanding shares of Century Resorts Alberta Inc. ("CRA"), formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada, at a price of 1 Canadian dollar per share. A total of 100 shares have been authorized and issued. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL, a wholly owned subsidiary of Century Casinos, Inc. and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, should a license be awarded and all other approvals and funding be obtained. The Celebrations Casino and Hotel Project proposed by CRA is valued at 16.5 million Canadian dollars ($12.2 million), including the contribution of the existing hotel and property, valued at 2.5 million Canadian dollars ($1.9 million). CRL also entered into a long term agreement to manage the casino if a gaming license is awarded. The Celebrations Casino and Hotel project is one of six applications submitted to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area.

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


                                        September 30, 2003        December 31, 2002         September 30, 2002
         South African Rand                         6.9537                   8.5755                    10.5230
         Euros                                      0.8583                   0.9536                     1.0123


Certain reclassifications have been made to the 2002 financial information in order to conform to the 2003 presentation.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned  subsidiaries.  All  significant  intercompany  transactions  and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly the consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

2.   CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25),
"Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

At September 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation.



                                                                         For the three months ended September 30,

                                                                                  2003               2002


  Net earnings, as reported                                                  $         914       $         453
  Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
      tax effects                                                                        1                   3
                                                                              ------------        ------------
  Pro forma net earnings                                                     $         913       $         450
                                                                              ============        ============

  Earnings per share
    Basic               As reported                                          $        0.07       $        0.03
                        Pro forma                                            $        0.07       $        0.03

    Diluted             As reported                                          $        0.06       $        0.03
                        Pro forma                                            $        0.06       $        0.03



                                                                         For the nine months ended September 30,

                                                                                   2003               2002


  Net earnings, as reported                                                  $       2,420       $       2,481
  Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
      tax effects                                                                        3                   7
                                                                              ------------        ------------
  Pro forma net earnings                                                     $       2,417       $       2,474
                                                                              ============        ============

  Earnings per share
    Basic               As reported                                          $        0.18       $        0.18
                        Pro forma                                            $        0.18       $        0.18

    Diluted             As reported                                          $        0.16       $        0.16
                        Pro forma                                            $        0.16       $        0.16



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

On May 15, 2003 FASB issued Statement No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments, including mandatorily redeemable preferred and common stocks, to be presented as liabilities. The Company does not believe either SFAS No. 149 or No. 150 will have an effect on the Company's financial statements.

Additionally, the Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.


3.   INCOME TAXES

The income tax provisions are based on estimated full-year earnings for financial reporting purposes, adjusted for permanent differences.


4.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended September 30, 2003 and 2002 were computed as follows:

                                                                         For the Three Months Ended September 30,

                                                                                  2003               2002

  Basic Earnings Per Share:
     Net earnings                                                            $         914       $         453
                                                                              ============        ============
     Weighted average common shares                                             13,660,500          13,664,605
                                                                              ============        ============
     Basic earnings per share                                                $        0.07       $        0.03
                                                                              ============        ============

  Diluted Earnings Per Share:
     Net earnings, as reported                                               $         914       $         453
                                                                              ============        ============
       Weighted average common shares                                           13,660,500          13,664,605
       Effect of dilutive securities:
           Stock options and warrants                                            1,050,117           1,435,047
                                                                              ------------        ------------
     Dilutive potential common shares                                           14,710,617          15,099,652
                                                                              ============        ============
     Diluted earnings per share                                              $        0.06       $       0.03
                                                                              ============        ============


There were no exclusions from the computation of diluted earnings per share.

Basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002 were computed as follows:


                                                                         For the Nine Months Ended September 30,

                                                                                   2003               2002

  Basic Earnings Per Share:
     Net earnings                                                            $       2,420       $       2,481
                                                                              ============        ============
     Weighted average common shares                                             13,623,304          13,707,085
                                                                              ============        ============
     Basic earnings per share                                                $        0.18       $        0.18
                                                                              ============        ============

  Diluted Earnings Per Share:
     Net earnings, as reported                                               $       2,420       $       2,481
                                                                              ============        ============
     Weighted average common shares                                             13,623,304          13,707,085
       Effect of dilutive securities:
           Stock options and warrants                                            1,062,136           1,511,765
                                                                              ------------        ------------
     Dilutive potential common shares                                           14,685,440          15,218,850
                                                                              ============        ============

     Diluted earnings per share                                              $        0.16       $        0.16
                                                                              ============        ============

     Excluded from computation of diluted earnings per share
      due to antidilutive effect:
        Options and warrants to purchase common shares                              10,000                   -
        Weighted average exercise price                                      $        2.28       $           -




5.   CRIPPLE CREEK, COLORADO

Womacks has completed its 6,022 square foot expansion, approximately half of which is providing additional space for gaming and the other half increasing the "back of house" area. On April 19, 2003 construction was completed on the gaming space added to Womacks. In conjunction with the expansion, the main floor of Womacks and the mezzanine section were re-carpeted and significant changes were made to the floor layout, providing our customers with an attractive and more comfortable area in which to play. Altogether we have added a total of approximately 3,000 square feet of gaming area since September of 2002. Most importantly, having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date. The total construction cost, excluding new slot machines, was approximately $2.1 million.


6.   CALEDON, SOUTH AFRICA

The casino opened on October 11, 2000 and currently operates 275 slot machines and 8 gaming tables. In addition to the casino, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion.

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

Caledon has completed a number of capital improvement projects. They include improvements to the landscaping and converting an existing bar to a restaurant to provide alternative food choices and 24 hour service. In the fourth quarter of 2003, the Company expects to complete an approximate 6,000 square foot equestrian center and finish enlarging the hotel restaurant facilities to accommodate the increasing conference demands, and updating approximately 68 of the current 92 hotel rooms. The Company also expects to complete the enlargement of the smoking area in the casino in 2003 by approximately 800 square feet due to market demand. This will result in a corresponding reduction in the amount of space allocated to non-smoking.

Subsequent to September 30, 2003 Caledon introduced a prive ("private") area for high rollers that is expected to have a positive impact on future revenues.


7.   PRAGUE, CZECH REPUBLIC

In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG have each agreed to purchase a 50% ownership interest. The documentation for this transaction has been submitted, as required, to the Ministry of Finance of the Czech Republic for approval, which has been obtained. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash, giving the Company a 10% ownership in CM. As of September 30, 2003 and December 31, 2002, the initial payment of $236 is classified in other assets on the Company's consolidated balance sheet. The Company will carry the investment at cost until such time that its investment is at least 20%, but not more than 50%, at which time the Company will include its percentage of the equity earnings or loss in CM in its consolidated balance sheet, consolidated statement of earnings and consolidated statement of cash flows. The balance of the acquisition is expected to be completed in 2003 by contributing assets leased to CM and certain pre-operating costs paid by the Company with a combined value of $827. Should we acquire a 51% or greater interest in CM, we would expect to consolidate the financial statements of the subsidiary. In addition, we will continue to evaluate the professional literature on this matter in the event our ownership percentage or other factors change, including the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities".

In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino was severely limited and has negatively effected the casino operation. Effective September 1, 2002, management fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium, but instead will be recorded as received. In April 2003, Casino Millennium remitted $8 in management fees. Management fee income for the three months ended September 30, 2003 and 2002 was $0 and $31, respectively. Management fee income for the nine months ended September 30, 2003 and 2002 was $8 and $138, respectively.


8.   LONG-TERM DEBT

The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of September 30, 2003 was $11,914 compared to $11,500 at December 31, 2002. The amount available under the RCF as of September 30, 2003 was $11,919, net of amounts outstanding as of that date, compared to $14,500 at December 31, 2002. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of September 30, 2003. Interest rates at September 30, 2003 were 4.0% for $414 outstanding under prime based provisions of the loan agreement and 3.41% for $11,500 outstanding under LIBOR based provisions of the loan agreement.

The fair value of the Company's interest rate swap derivatives as of September 30, 2003 and December 31, 2002 of $446 and $788, respectively, is reported as a liability in the consolidated balance sheets. The net gain on the interest rate swaps of $97 and $8, net of deferred income tax expense of $58 and $5 for the three months ended September 30, 2003 and 2002 has been reported in accumulated other comprehensive income (loss) in the shareholders' equity section of the accompanying September 30, 2003 and December 31, 2002 condensed consolidated balance sheets, respectively. The net gain on the interest rate swaps of $215 and $1, net of deferred income tax expense of $127 and $0 for the first nine months of 2003 and 2002, has been reported in accumulated other comprehensive income (loss) in the shareholders' equity sections of the accompanying September 30, 2003 and December 31, 2002 condensed consolidated balance sheets, respectively. Net additional interest expense to the Company under the swap agreements was $155 and $133 for the three months ended September 30, 2003 and 2002, respectively, and $445 and $388 for the nine months ended September 30, 2003 and 2002. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 9.21% and 9.53% for the nine months ended September 30, 2003 and 2002, respectively.

In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provided for a principal loan of approximately $6,200, based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced, to finance development of the Caledon project. The outstanding balance and interest rate as of September 30, 2003 and December 31, 2002 was $4,290 and $4,179, respectively and 17.05% in both years. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $560, based on an exchange rate of
8.0315 rand per dollar at the time. The outstanding balance and interest rate on the standby facility with PSGIB as of September 30, 2003 and December 31, 2002 was $427 and $418, respectively and 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002 CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $575). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of September 30, 2003. PSGIB was acquired by ABSA Bank (ABSA) in March 2003. There have been no changes in the terms or conditions of the current loan, as amended, with PSGIB.

An unsecured note payable, in the amount of $380, to a founding shareholder bears interest at 6%, payable quarterly. The note holder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2003 and December 31, 2002.

In January 2003 CCA purchased the remaining 35% interest in CCAL and paid off the outstanding note agreement with its former minority partner, Caledon Overberg Investments (Proprietary) Limited ("COIL"), valued at $1,280 as of December 31, 2002.

The remaining amount of $355 and $438 in debt, as of September 30, 2003 and December 31, 2002, respectively, consists of capital leases for various equipment.

The consolidated weighted average interest rate on all borrowings was 10.55% and 9.95% for the nine months ended September 30, 2003 and 2002, respectively.


9.   SHAREHOLDERS' EQUITY

During the first nine months of 2003, the Company repurchased 59,100 shares of its common stock on the open market at an average per share price of $2.24.

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

As of September 30, 2003, the Company held 825,276 shares in treasury at an average price per share of $2.27. Subsequent to September 30, 2003, the Company has not purchased any additional shares of its common stock on the open market.

In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders each of whom have one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of Century Casinos, Inc. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of said shares to dividends of 20% of the after-tax profits directly attributable to the

CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of September 30, 2003, no dividend has been declared for the preference shareholders.

In June 2003, the Company's EEIP was amended to permit the exchange of non-statutory options for restricted stock awards ("RSA's") at the rate of one RSA for one non-statutory option. As of September 30, 2003, no RSA's have been issued.


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

Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long term management contracts.

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

Segment information as of, and for the three months ended September 30, 2003 and 2002 is presented below.


================================ ============================ ========================== =============================
                                          Colorado                  South Africa                 Cruise Ships
================================ ============================ ========================== =============================
  For the Three Months Ended           2003           2002         2003          2002         2003          2002
         September 30,
================================ ============== ============= ============ ============= ============== ==============
Operating revenue                  $     6,100   $     6,909  $     2,866   $     1,846   $        597   $        293
Promotional allowances             $   (1,066)   $   (1,091)  $     (219)   $     (103)   $          -   $          -
Net operating revenue              $     5,034   $     5,818  $     2,647   $     1,743   $        597   $        293
Operating expenses (excluding
property write-downs, other
write-offs and depreciation)       $     3,117   $     3,169  $     1,962   $     1,133   $        365   $        176
Property write-downs and other
write-offs                         $         -   $         -  $         -   $       377   $          -   $          -
Depreciation                       $       334   $       332  $       275   $       228   $         24   $         14
Earnings (loss) from operations    $     1,583   $     2,317  $       410   $         5   $        208   $        103
Interest  income                   $         3   $         4  $        46   $        27   $          -   $          -
Interest expense,
including debt issuance cost       $       364   $       358  $       228   $       202   $          -   $          -
Other income (expense), net        $        55   $         -  $       (2)   $        25   $         10   $          -
Earnings (loss) before income
taxes and minority interest        $     1,277   $     1,963  $       226   $     (145)   $        218   $        103
Income tax expense(benefit)        $       486   $       903  $        84   $      (47)   $         83   $         38
Minority interest expense          $         -   $         -  $         -   $        63   $          -   $          -

Net earnings (loss)                $       791   $     1,060  $       142   $     (161)   $        135   $         65
======================================================================================================================


Reconciliation to EBITDA:
======================================================================================================================
Net earnings (loss)                $       791   $     1,060  $       142   $     (161)   $        135   $         65
Interest income                    $       (3)   $       (4)  $      (46)   $      (27)   $          -   $          -
Interest expense                   $       364   $       358  $       228   $       202   $          -   $          -
Income taxes                       $       486   $       903  $        84   $      (47)   $         83   $         38
Depreciation                       $       334   $       332  $       275   $       228   $         24   $         14

EBITDA                             $     1,972   $     2,649  $       683   $       195   $        242   $        117
================================ ==== ================================================================================




================================ =========================== ========================== =============================
                                    Corporate and Other      Inter-segment Elimination          Consolidated
================================ =========================== ========================== =============================
  For the Three Months Ended           2003         2002         2003          2002          2003           2002
         September 30,
================================ ============= ============= ============ ============= ============== ==============
Operating revenue                  $        -   $        31  $         -   $         -   $      9,563   $      9,079
Promotional allowances             $        -   $         -  $         -   $         -   $    (1,285)   $    (1,194)
Net operating revenue              $        -   $        31  $         -   $         -   $      8,278   $      7,885
Operating expenses (excluding
property write-downs, other
write-offs and depreciation)       $      383   $       388  $         -   $         -   $      5,827   $      4,866
Property write-downs and other
write-offs                         $        -   $       745  $         -   $         -   $          -   $      1,122
Depreciation                       $       42   $        42  $         -   $         -   $        675   $        616
Earnings (loss) from operations    $    (425)   $   (1,144)  $         -   $         -   $      1,776   $      1,281
Interest  income                   $       85   $        61  $      (85)   $      (85)   $         49   $          7
Interest expense,
including debt issuance cost       $        5   $         5  $      (85)   $      (85)   $        512   $        480
Other income, net                  $        1   $         -  $         -   $         -   $         64   $         25
Earnings (loss) before income
taxes and minority interest        $    (344)   $   (1,088)  $         -   $         -   $      1,377   $        833
Income tax expense(benefit)        $    (190)   $     (577)  $         -   $         -   $        463   $        317
Minority interest expense          $        -   $         -  $         -   $         -   $          -   $         63

Net earnings (loss)                $    (154)   $     (511)  $         -   $         -   $        914   $        453
=====================================================================================================================


Reconciliation to EBITDA:
=====================================================================================================================
Net earnings (loss)                $    (154)   $     (511)  $         -   $         -   $        914   $        453
Interest income                    $     (85)   $      (61)  $        85   $        85   $       (49)   $        (7)
Interest expense                   $        5   $         5  $      (85)   $      (85)   $        512   $        480
Income taxes                       $    (190)   $     (577)  $         -   $         -   $        463   $        317
Depreciation                       $       42   $        42  $         -   $         -   $        675   $        616

EBITDA                             $    (382)   $   (1,102)  $         -   $         -   $      2,515   $      1,859
=====================================================================================================================


Segment information as of, and for the nine months ended September 30, 2003 and 2002 is presented below.


================================ =========================== ========================== =============================
                                          Colorado                 South Africa                 Cruise Ships
================================ =========================== ========================== =============================
As of and for the Nine Months        2003          2002         2003          2002          2003           2002
      Ended September 30,
================================ ============== ============ ============ ============= ============== ==============
Property and equipment, net        $    21,402  $    21,373  $    13,451   $     9,203   $        336   $        215
Total assets                       $    31,600  $    32,366  $    18,551   $    12,446   $        873   $        446
=====================================================================================================================

=====================================================================================================================
Operating revenue                  $    17,188  $    19,545  $     8,160   $     5,275   $      1,285   $        598
Promotional allowances             $   (2,942)  $   (3,028)  $     (487)   $     (322)   $          -   $          -
Net operating revenue              $    14,246  $    16,517  $     7,673   $     4,953   $      1,285   $        598
Operating expenses (excluding
property write-downs, other
write-offs and depreciation)       $     8,588  $     8,909  $     5,534   $     3,465   $        849   $        384
Property write-downs and other
write-offs                         $         -  $         -  $         -   $       377   $          -   $          -
Depreciation                       $     1,033  $       999  $       771   $       575   $         56   $         42
Earnings from operations           $     4,625  $     6,609  $     1,368   $       536   $        380   $        172
Interest  income                   $        10  $        12  $       153   $        69   $          -   $          -
Interest expense,
including debt issuance cost       $     1,108  $     1,049  $       695   $       599   $          -   $          -
Other income (expense), net        $        55  $         2  $       (2)   $        25   $         15   $          -
Earnings before income taxes
and minority interest              $     3,582  $     5,574  $       824   $        31   $        395   $        172
Income tax expense(benefit)        $     1,362  $     2,564  $       318   $        38   $        150   $         64
Minority interest benefit          $         -  $         -  $       (8)   $      (61)   $          -   $          -

Net earnings (loss)                $     2,220  $     3,010  $       498   $      (68)   $        245   $        108
=====================================================================================================================


Reconciliation to EBITDA:
=====================================================================================================================
Net earnings (loss)                $     2,220  $     3,010  $       498   $      (68)   $        245   $        108
Interest income                    $      (10)  $      (12)  $     (153)   $      (69)   $          -   $          -
Interest expense                   $     1,108  $     1,049  $       695   $       599   $          -   $          -
Income taxes                       $     1,362  $     2,564  $       318   $        38   $        150   $         64
Depreciation                       $     1,033  $       999  $       771   $       575   $         56   $         42

EBITDA                             $     5,713  $     7,610  $     2,129   $     1,075   $        451   $        214
=====================================================================================================================



================================ ============================ ========================== ============================
                                     Corporate and Other      Inter-segment Elimination          Consolidated
================================ ============================ ========================== ============================
As of and for the Nine Months        2003           2002         2003          2002          2003           2002
     Ended September 30,
================================ ============== ============= ============ ============= ============== =============
Property and equipment, net        $     1,054   $     1,171  $         -   $         -    $    36,243   $     31,962
Total assets                       $     2,444   $     2,325  $         -   $         -    $    53,468   $     47,583
=====================================================================================================================

=====================================================================================================================
Operating revenue                  $         8   $       138  $         -   $         -    $    26,641   $     25,556
Promotional allowances             $         -   $         -  $         -   $         -    $   (3,429)   $    (3,350)
Net operating revenue              $         8   $       138  $         -   $         -    $    23,212   $     22,206
Operating expenses (excluding
property write-downs, other
write-offs and depreciation)       $     1,114   $     1,151  $         -   $         -    $    16,085   $     13,909
Property write-downs and other
write-offs                         $         -   $       745  $         -   $         -    $         -   $      1,122
Depreciation                       $       126   $       150  $         -   $         -    $     1,986   $      1,766
Earnings (loss) from operations    $   (1,232)   $   (1,908)  $         -   $         -    $     5,141   $      5,409
Interest  income                   $       257   $       239  $     (256)   $     (256)    $       164   $         64
Interest expense,
including debt issuance cost       $        17   $        17  $     (256)   $     (256)    $     1,564   $      1,409
Other income (expense), net        $        10   $       (1)  $         -   $         -    $        78   $         26
Earnings (loss) before income
taxes and minority interest        $     (982)   $   (1,687)  $         -   $         -    $     3,819   $      4,090
Income tax expense(benefit)        $     (439)   $   (1,118)  $         -   $         -    $     1,391   $      1,548
Minority interest benefit          $         -   $         -  $         -   $         -    $       (8)   $       (61)

Net earnings (loss)                $     (543)   $     (569)  $         -   $         -    $     2,420   $      2,481
=====================================================================================================================


Reconciliation to EBITDA:
=====================================================================================================================
Net earnings (loss)                $     (543)   $     (569)  $         -   $         -    $     2,420   $      2,481
Interest income                    $     (257)   $     (239)  $       256   $       256    $     (164)   $       (64)
Interest expense                   $        17   $        17  $     (256)   $     (256)    $     1,564   $      1,409
Income taxes                       $     (439)   $   (1,118)  $         -   $         -    $     1,391   $      1,548
Depreciation                       $       126   $       150  $         -   $         -    $     1,986   $      1,766

EBITDA                             $   (1,096)   $   (1,759)  $         -   $         -    $     7,197   $      7,140
=====================================================================================================================


11.  OTHER INCOME, NET


Other income, net, consists of the following:


                                                                         For the Three Months Ended September 30,

                                                                                2003                  2002

        Interest income                                                      $          49       $           7
        Gain on disposition of assets                                                   53                  25
        Foreign currency exchange gains                                                 11                   -
                                                                              ------------        ------------
                                                                             $         113       $          32
                                                                              ============        ============



                                                                         For the Nine Months Ended September 30,

                                                                                2003                   2002

        Interest income                                                      $         164       $          64
        Gain on disposition of assets                                                   59                  27
        Foreign currency exchange gains                                                 19                  -
        Other                                                                            -                 (1)
                                                                              ------------        ------------
                                                                             $         242       $          90
                                                                              ==============      ============


12.  PROPERTY WRITE-DOWN AND OTHER WRITE-OFFS

Property write-down and other write-offs consist of the following:


                                                                         For the Three Months Ended September 30,

                                                                                2003                 2002

        Write down non-operating  casino property and land held for
        sale in Nevada                                                       $           -       $         447
        Write off receivables and advances related to a casino
        acquisition project and casino properties under management                       -                 675
                                                                              ------------        ------------
                                                                             $           -       $       1,122
                                                                              ============        ============



                                                                         For the Nine Months Ended September 30,

                                                                                2003                 2002

        Write down non-operating  casino property and land held for
        sale in Nevada                                                       $           -       $         447
        Write off receivables and advances related to a casino
        acquisition project and casino properties under management                       -                 675
                                                                              ------------        ------------
                                                                             $           -       $       1,122
                                                                              ============        ============

13.  PROMOTIONAL ALLOWANCES


Promotional allowances presented in the condensed consolidated statement of earnings for the three months ended September 30, 2003 and September 30, 2002 include the following:




                                                                         For the Three Months Ended September 30,

                                                                                2003                  2002

        Food & Beverage and Hotel Comps                                      $         379       $         345
        Free Plays or Coupons                                                          537                 447
        Player Points                                                                  369                 402
                                                                              ------------        ------------
        Total Promotional Allowances                                         $       1,285       $       1,194
                                                                              ============        ============


Promotional allowances presented in the condensed consolidated statement of earnings for the nine months ended September 30, 2003 and September 30, 2002 include the following:


                                                                         For the Nine Months Ended September 30,

                                                                                2003                2002

        Food & Beverage and Hotel Comps                                      $       1,013       $         977
        Free Plays or Coupons                                                        1,356               1,252
        Player Points                                                                1,060               1,121
                                                                              ------------        ------------
            Total Promotional Allowances                                     $       3,429       $       3,350
                                                                              ============        ============


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

14.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into compensation agreements with certain members of the Board of Directors. Specifically, the Company has entered into separate management agreements with Flyfish Casino Consulting AG, a management company controlled by Erwin Haitzmann and with Focus Casino Consulting AG, a management company controlled by Peter Hoetzinger, to secure the services of each director, respectively.

Effective May 1, 2003, James Forbes, resigned as a member of the Company's Board of Directors, but will continue as a member of the Board of Directors of Century Casinos Caledon Proprietary Limited, and will focus his attention on the project in Johannesburg, in the Gauteng province of South Africa, pursuant to the terms of a consulting agreement between Century Casinos Inc. and Respond Limited, a management company controlled by James Forbes. Under the terms of the Agreement of Termination of Management Agreement Incorporating New Consulting Agreement ("Agreement") dated May 1, 2003, the Company's obligation to make monthly payments of $10 to Respond Limited ceases on December 31, 2003. In the event that the Company becomes a party to the project in Johannesburg, Respond Limited could receive additional payments in accordance with sections 2.f and 2.g of the Agreement, filed as Exhibit 10.128 in the Registrant's filing on Form 10-Q for the period ended March 31, 2003. In addition, the Company and James Forbes completed a series of stock transactions which are fully described in Note 9.

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

Results of Operations
Three Months Ended September 30, 2003 vs. 2002

Colorado

The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the three months ended September 30, 2003 and 2002 are as follows:



                                                For the three months ended September 30,     Increase      % Change
                                                                                            (Decrease)
                                                       2003                 2002

Operating Revenue
     Casino                                      $            5,694  $             6,531   $       (837)       -12.8%
     Hotel, food and beverage                                   375                  345              30         8.7%
     Other                                                       31                   33             (2)        -6.1%
                                                    ----------------    -----------------
                                                              6,100                6,909           (809)       -11.7%
Less promotional allowances                                   1,066                1,091            (25)        -2.3%
                                                    ----------------    -----------------
Net operating revenue                                         5,034                5,818           (784)       -13.5%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                   1,830                1,924            (94)        -4.9%
     Hotel, food and beverage                                   118                   94              24        25.5%
     General and administrative                               1,169                1,151              18         1.6%
     Depreciation                                               334                  332               2         0.6%
                                                    ----------------    -----------------
                                                              3,451                3,501            (50)        -1.4%
                                                    ----------------    -----------------
Earnings from operations                                      1,583                2,317           (734)       -31.7%
Interest expense                                              (364)                (358)               6         1.7%
Other income, net                                                58                    4              54      1350.0%
                                                    ----------------    -----------------
Earnings before income taxes                                  1,277                1,963           (686)       -34.9%
Income tax expense                                              486                  903           (417)       -46.2%
                                                    ----------------    -----------------
Net Earnings                                     $              791  $             1,060   $       (269)       -25.4%
                                                    ================    =================


Overall operating results were impacted by the casino results detailed below.


Casino Margin and Market Data

             For the three months ended September 30,                             2003                2002        % Change

             Casino revenue                                                  $       5,694       $       6,531       -12.8%
             Casino promotional allowances                                   $         779       $         798        -2.4%
             Casino revenue, net                                             $       4,915       $       5,733       -14.3%
             Casino expense                                                  $       1,830       $       1,924        -4.9%
             Casino margin                                                   $       3,085       $       3,809       -19.0%
             Casino margin as a % of casino revenue, net                             62.8%               66.4%
             Market share of the Cripple Creek  AGP                                  14.3%               16.2%
             Average number of slot machines                                           610                 642
             Market share of Cripple Creek gaming devices                            14.5%               15.3%
             Average slot machine win per day                                   99 dollars         108 dollars
             Cripple Creek average slot machine win per day                    101 dollars         102 dollars

     When comparing 2003 to 2002, there was a 0.61% decrease in the Cripple Creek market. The casino has expanded the use of both radio and TV advertising in its efforts to compete for the limited pool of entertainment dollars. However, the covered parking garages provided by two of its competitors have provided them with a large amount of close proximity parking. A large amount of close proximity parking is an advantage, heretofore held by Womacks. Both competitors also have a larger number of hotel rooms, providing them with an advantage especially during inclement weather and the peak tourist season. The combined net impact of these factors has contributed to the net decrease in Womacks' revenues for the period. The Company has not yet decided on the next phase of expansion, but owns all of the vacant property adjacent to the casino and is able to expand once it feels comfortable that the additional cost of the expansion will improve net earnings.

     Womacks charges a portion of the food and beverage expense allocable to the customer comps to casino expense, thereby increasing the hotel, food and beverage margin and decreasing the casino margin. For the three months ended September 30, 2003 and 2002, the amount charged was $243 and $262, respectively.

     Even though every attempt has been made to control cost during a period in which the casino has seen a decline in revenue, the relative percentage of personnel cost, device fees and the cost of participation machines to net casino revenue contributed significantly to the erosion in the casino margin.

     During the three months ended September 30, 2003, Womacks leased approximately 37 slot machines, compared to 42 in the three months ended September 30, 2002, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $102 and $99 for the quarters ended September 30, 2003 and 2002, respectively.

     Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club.


Hotel, Food and Beverage Margin

           For the three months ended September 30,                               2003                2002           % Change

           Hotel, food and beverage revenue                                  $         375       $         345         8.7%
           Hotel, food and beverage expense                                  $         118       $          94        25.5%
           Hotel, food and beverage margin                                   $         257       $         251         2.4%
           Hotel, food and beverage margin as a % of hotel, food
           and beverage revenue                                                      68.5%               72.8%


     In the third quarter of 2002 Womacks introduced Bob's Grill on the first floor of the casino and operated the Gold Mine restaurant on a limited schedule. Relocation of the restaurant to the first floor increased its visibility. In February 2003, we doubled the capacity of Bob's Grill and limited the use of the former Gold Mine restaurant, which is located on the second floor, to weekend and holiday buffets.

     Womacks charges a portion of the food and beverage expense allocable to the customer comps to casino expense, thereby increasing the hotel, food and beverage margin and decreasing the casino margin. When the restaurant is more efficient, as it was in the most recent quarter, the amount of the allocated expense will decrease even if the amount of the customer comps were to remain the same. For the three months ended September 30, 2003 and 2002, the amount charged was $243 and $262, respectively.

     All of the revenue generated by the hotel operations is derived from comps to better players.

Other

     Reductions in general and administrative costs have been offset by Womacks' contributions to the campaign organized by Colorado's gaming industry against the proposed introduction of video lottery terminals ("VLT's")(see "Liquidity and Capital Resources"). Womacks' contribution to the campaign totaled $76 in the third quarter of 2003.

     The increase in interest expense, including debt issuance cost, to $364 in 2003 from $358 in 2002, is attributable to the increase in the average balance of the RCF to $12.7 million in the third quarter of 2003 from $11.9 million in the third quarter of 2002. The major factor for the increase in the average balance of the RCF is the $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in CCAL by the Company. Since the second quarter of 2000 the Company has borrowed a total of $9.5 million under the RCF to fund its projects in South Africa. The interest on this amount has resulted in a charge of approximately $272 and $198 to the Company's Colorado operations for the third quarter of 2003 and 2002, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has marginally decreased to 9.29% in 2003 from 9.60% in 2002.

     The Colorado segment recognized income tax expense of $486 in 2003 versus $903 in 2002, principally the result of a decrease in earnings before income taxes.

South Africa

The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon
(Pty) Limited, which owns the Caledon Casino, Hotel and Spa. Inter-company transactions, including management & incentive fees, shareholder's interest and their related tax effects have been excluded from the Caledon and CCA results within the South African segment.

Improvement in the Rand versus the dollar when comparing the third quarter of last year to the current year has had a positive impact on the reported revenues and a negative impact on expenses.

Operational results in US dollars for the three months ended September 30, 2003 and 2002 are as follows: (See next page for results in Rand)


CALEDON                                         For the three months ended September 30,        Increase     % Change
                                                                                               (Decrease)
                                                          2003                  2002

Operating Revenue
     Casino                                      $            2,256  $             1,419   $         837       59.0%
     Hotel, food and beverage                                   557                  377             180       47.7%
     Other                                                       53                   50               3        6.0%
                                                    ----------------    -----------------
                                                              2,866                1,846           1,020       55.3%
Less promotional allowances                                     219                  103             116      112.6%
                                                    ----------------    -----------------
Net operating revenue                                         2,647                1,743             904       51.9%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                     937                  534             403       75.5%
     Hotel, food and beverage                                   573                  315             258       81.9%
     General and administrative                                 369                  324              45       13.9%
     Depreciation                                               275                  228              47       20.6%
                                                    ----------------    -----------------
                                                              2,154                1,401             753       53.7%
                                                    ----------------    -----------------
Earnings from operations                                        493                  342             151       44.2%
Interest expense                                              (228)                (202)              26       12.9%
Other income, net                                                37                   52            (15)      -28.8%
                                                    ----------------    -----------------
Earnings before income taxes                                    302                  192             110       57.3%
Income tax expense                                              106                   73              33       45.2%
                                                    ----------------    -----------------
Net Earnings                                     $              196  $               119   $          77       64.7%
                                                    ================    =================


CENTURY CASINOS AFRICA

Costs and Expenses
     General and administrative                  $               83  $              (40)   $         123      307.5%
     Write off of advances                                        -                  377           (377)     -100.0%
                                                    ----------------    -----------------
                                                                 83                  337           (254)      -75.4%
                                                    ----------------    -----------------
Loss from operations                                           (83)                (337)             254       75.4%
Other income, net                                                 7                    -               7
                                                    ----------------    -----------------
Loss before income taxes                                       (76)                (337)             261       77.4%
Income tax benefit                                             (22)                (120)            (98)      -81.7%
                                                    ----------------    -----------------
Net Loss                                         $             (54)  $             (217)   $         163       75.1%
                                                    ================    =================

MINORITY INTEREST EXPENSE                        $                -  $                63   $        (63)     -100.0%
                                                    ----------------    -----------------
SOUTH AFRICA NET EARNINGS (LOSS)                 $              142  $             (161)   $         303      188.2%
                                                    ================    =================


  Average exchange rate (Rand/USD)                             7.31                10.38                      29.6%


Operational results in Rand for the three months ended September 30, 2003 and 2002 are as follows:



CALEDON                                         For the three months ended September 30,      Increase       % Change
                                                                                             (Decrease)
                                                       2003                 2002

Operating Revenue
     Casino                                      R           16,501  R            14,726   R       1,775          12.1%
     Hotel, food and beverage                                 4,077                3,912             165           4.2%
     Other                                                      386                  519           (133)         -25.6%
                                                    ----------------    -----------------
                                                             20,964               19,157           1,807           9.4%
Less promotional allowances                                   1,603                1,071             532          49.7%
                                                    ----------------    -----------------
Net operating revenue                                        19,361               18,086           1,275           7.0%
                                                    ----------------    -----------------
Costs and Expenses
     Casino                                                   6,860                5,530           1,330          24.1%
     Hotel, food and beverage                                 4,188                3,282             906          27.6%
     General and administrative                               2,696                3,363           (667)         -19.8%
     Depreciation                                             2,011                2,365           (354)         -15.0%
                                                    ----------------    -----------------
                                                             15,755               14,540           1,215           8.4%
                                                    ----------------    -----------------
Earnings from operations                                      3,606                3,546              60           1.7%
Interest expense                                            (1,666)              (2,094)           (428)         -20.4%
Other income, net                                               270                  540           (270)         -50.0%
                                                    ----------------    -----------------
Earnings before income taxes                                  2,210                1,992             218          10.9%
Income tax expense                                              779                  758              21           2.8%
                                                    ----------------    -----------------
Net Earnings                                     R            1,431  R             1,234   R         197          16.0%
                                                    ================    =================


CENTURY CASINOS AFRICA

Costs and Expenses
     General and administrative                  R              611  R             (445)   R       1,056         237.3%
     Write off of advances                                        -                3,984         (3,984)        -100.0%
                                                    ----------------    -----------------
                                                                611                3,539         (2,928)         -82.7%
                                                    ----------------    -----------------
Loss from operations                                          (611)              (3,539)           2,928          82.7%
Other income, net                                                53                    2              51        2550.0%
                                                    ----------------    -----------------
Loss before income taxes                                      (558)              (3,537)           2,979          84.2%
Income tax benefit                                            (163)              (1,262)         (1,099)         -87.1%
                                                    ----------------    -----------------
Net Loss                                         R            (395)  R           (2,275)   R       1,880          82.6%
                                                    ================    =================



MINORITY INTEREST EXPENSE                        R                -  R               670   R       (670)        -100.0%
                                                    ----------------    -----------------
SOUTH AFRICA NET EARNINGS (LOSS)                 R            1,036  R           (1,711)   R       2,747         160.5%
                                                    ================    =================




Casino Margin (in USD)

             For the three months ended September 30,                           2003                 2002           % Change

             Casino revenue                                                  $       2,256       $       1,419        59.0%
             Casino promotional allowances                                   $         127       $          51       149.0%
             Casino revenue, net                                             $       2,129       $       1,368        55.6%
             Casino expense                                                  $         937       $         534        75.5%
             Casino margin                                                   $       1,192       $         834        42.9%

             Average exchange rate (Rand/USD)                                         7.31               10.38        29.6%



Casino Margin and Market Data (in Rand)

             For the three months ended September 30,                           2003                 2002           % Change

             Casino revenue                                                  R      16,501       R      14,726        12.1%
             Casino promotional allowances                                   R         926       R         534        73.4%
             Casino revenue, net                                             R      15,575       R      14,192         9.7%
             Casino expense                                                  R       6,860       R       5,530        24.1%
             Casino margin                                                   R       8,715       R       8,662         0.6%
             Casino margin as a % of casino revenue, net                             56.0%               61.0%
             Market share of the Western Cape AGP                                    6.02%               5.99%
             Market share of Western Cape gaming devices                             10.9%               11.1%
             Average number of slot machines                                           275                 250
             Average slot machine win per day                                     598 Rand            601 Rand
             Average number of tables                                                    8                   8
             Average table win per day                                          1,502 Rand          1,409 Rand



     The 9.7% increase in the casino revenue, net is attributable to a number of factors including an increase in the number of slot machines, the introduction of cash couponing and other successful marketing efforts. The introduction of the cash couponing, which is intended to increase customer traffic and loyalty, accounts for the significant increase in promotional allowance. Subsequent to the purchase of the remaining 35% interest in CCAL, the Company is focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. The increase in casino expenses in excess of the increase in the corresponding revenue is attributable to the increased cost of marketing the casino, period cost associated with updating the property, and to the effect of inflation. CCAL competes against a much larger competitor located in a more populous area of the Western Cape.


Hotel, Food and Beverage Margin (in USD)

           For the three months ended September 30,                             2003                2002           % Change

           Hotel, food and beverage revenue                                  $         557       $         377        47.7%
           Hotel, food and beverage expense                                  $         573       $         315        81.9%
           Hotel, food and beverage margin                                   $        (16)       $          62      -125.8%

           Average exchange rate (Rand/USD)                                           7.31               10.38        29.6%

Hotel, Food and Beverage Margin (in Rand)

          For the three months ended September 30,                              2003                2002           % Change

          Hotel, food and beverage revenue                                   R       4,077       R       3,912         4.2%
          Hotel, food and beverage expense                                   R       4,188       R       3,282        27.6%
          Hotel, food and beverage margin                                    R       (111)       R         630      -117.6%
          Hotel, food and beverage margin as a % of hotel, food
          and beverage revenue                                                       -2.7%                16.1%



     Hotel occupancy was 57% in the third quarter of 2003 compared to 65% in the same period in 2002. Conference and leisure sales accounted for 4.4% and 3.5% of the change, respectively. Food and beverage revenue has increased by 18%, primarily due to the increase in the number of theme dinners and banquets.

     CCAL continues to make a number of repairs and improvements to the resort on an ongoing basis (see Note 6). Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor and supplies. Repair cost increased by 146%, accounting for R206 of the increase in expenses. Labor cost, including health insurance, laundry and uniforms, in the quarter has increased by 34%, accounting for R426 of the increase in expenses. Supply cost in the quarter has increased by 36%, accounting for R139 of the increase in expenses.

Other

     Other revenue principally consists of revenue generated from the resort's ancillary services, which include the adventure center, spa center, and conference room rental. Administrative support for South Africa which was paid by Caledon and CCI in 2002 has been transferred to CCA in 2003, accounting for a portion of the decrease in Caledon's and Corporate's general and administrative expenses and the corresponding increase in CCA's administrative expenses. The negative general and administrative expense for CCA in 2002 is the result of reclassifying R678 of expenses that were directly related to the Johannesburg project to write-offs along with all of the receivables and advances related to the project. The weighted-average interest rate on the borrowings under the ABSA loan agreement is 16.9% in the second quarter of 2003 and 2002. Excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 20.4%, as the principal balance of the term loans and capitalized leases are repaid.

Cruise Ships

Cruise ships' operational results for the three months ended September 30, 2003 and 2002 are as follows:



                                                For the three months ended September 30,       Increase
                                                                                              (Decrease)      % Change
                                                        2003                2002

    Operating Revenue
         Casino                                  $              575  $                285  $          290       101.8%
         Other                                                   22                     8              14       175.0%
                                                    ----------------    ------------------
                                                                597                   293             304       103.8%
    Less promotional allowances                                   -                     -               -            -
                                                    ----------------    ------------------
    Net operating revenue                                       597                   293             304       103.8%
                                                    ----------------    ------------------

    Costs and Expenses
         Casino                                                 365                   175             190       108.6%
         General and administrative                               -                     1             (1)       100.0%
         Depreciation                                            24                    14              10        71.4%
                                                    ----------------    ------------------
                                                                389                   190             199       104.7%
                                                    ----------------    ------------------
    Earnings from operations                                    208                   103             105       101.9%
    Other income, net                                            10                     -              10            -
                                                    ----------------    ------------------
    Earnings before income taxes                                218                   103             115       111.7%
    Income tax expense                                           83                    38              45       118.4%
                                                    ----------------    ------------------
    Net Earnings                                 $              135  $                 65  $           70       107.7%
                                                    ================    ==================




Casino Margin
     For the three months ended September 30,                                   2003                2002           % Change

     Casino revenues                                                         $         575       $         285        101.8%
     Casino expenses                                                         $         365       $         175        108.6%
     Casino margin                                                           $         210       $         110         90.9%
     Casino margin as a % of casino revenue, net                                     36.5%               38.6%


     In the third quarter of 2003, we operated casinos on a total of seven ships: four from Silverseas, one on the World of ResidenSea and two on Oceania Cruises. In the third quarter of 2002 we operated casinos on four ships: three on Silverseas and one on the World of ResidenSea.

     We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the number of passengers and the quality of the players. This is a condition that is beyond the control of the Company.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $202 and $59 of the total casino expenses incurred in the three month periods ended September 30, 2003 and 2002, respectively.

     The ability to successfully leverage the ship operations is evident by the reduction in casino expenses, excluding concession fees, as a percentage of casino revenue. When comparing the third quarter of 2003 to 2002, casino expenses, excluding concession fees, dropped to 28.3% of casino revenue compared to 40.7%.


Corporate & Other


                                             For the three months ended September 30,      Increase
                                                                                          (Decrease)      % Change
                                                    2003                 2002

    Operating Revenue
         Other                                $                -  $                31  $           (31)      -100.0%
                                                 ----------------    -----------------
                                                               -                   31              (31)      -100.0%
    Less promotional allowances                                -                    -                 -            -
                                                 ----------------    -----------------
    Net operating revenue                                      -                   31              (31)      -100.0%
                                                 ----------------    -----------------


    Costs and Expenses
        General and administrative                           383                  388               (5)        -1.3%
        Property write-down and
            other  write offs                                  -                  745             (745)      -100.0%
        Depreciation                                          42                   42                 -         0.0%
                                                 ----------------    -----------------
                                                             425                1,175             (750)       -63.8%
                                                 ----------------    -----------------
    Loss from operations                                   (425)              (1,144)             (719)       -62.8%
    Interest expense                                         (5)                  (5)                 -         0.0%
    Other income, net                                         86                   61                25        41.0%
                                                 ----------------    -----------------
    Loss before income taxes                               (344)              (1,088)             (744)       -68.4%
    Income tax benefit                                     (190)                (577)             (387)       -67.1%
                                                 ----------------    -----------------
    Net Loss                                  $            (154)  $             (511)  $          (357)       -69.9%
                                                 ================    =================


     Net operating revenues consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic and were $0 and $31 in the third quarter of 2003 and 2002, respectively. Effective September 1, 2002, management fees and interest due to the Company from CM will not be accrued until a certainty of cash flow is attained for Casino Millennium, but instead will be recorded as received.

     Other income, net is primarily derived from interest earned on a $5.7 million note between WMCK-Venture Corp. and CCI. The interest income is eliminated in consolidation.

     Included in the income tax benefit for 2003, is $59 obtained by adjusting estimated tax provision for year end 2002 to the returns as filed.

Results of Operations
Nine Months Ended September 30, 2003 vs. 2002

Colorado

The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the nine months ended September 30, 2003 and 2002 are as follows:




                                                 For the nine months ended September 30,     Increase      % Change
                                                                                            (Decrease)
                                                       2003                 2002

Operating Revenue
     Casino                                      $           16,151  $            18,567   $     (2,416)      -13.0%
     Hotel, food and beverage                                   954                  887              67        7.6%
     Other                                                       83                   91             (8)       -8.8%
                                                    ----------------    -----------------
                                                             17,188               19,545         (2,357)      -12.1%
Less promotional allowances                                 (2,942)              (3,028)            (86)       -2.8%
                                                    ----------------    -----------------
Net operating revenue                                        14,246               16,517         (2,271)      -13.7%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                   5,043                5,280           (237)       -4.5%
     Hotel, food and beverage                                   263                  212              51       24.1%
     General and administrative                               3,282                3,417           (135)       -4.0%
     Depreciation                                             1,033                  999              34        3.4%
                                                    ----------------    -----------------
                                                              9,621                9,908           (287)       -2.9%
                                                    ----------------    -----------------
Earnings from operations                                      4,625                6,609         (1,984)      -30.0%
Interest expense                                            (1,108)              (1,049)              59        5.6%
Other income, net                                                65                   14              51      364.3%
                                                    ----------------    -----------------
Earnings before income taxes                                  3,582                5,574         (1,992)      -35.7%
Income tax expense                                            1,362                2,564         (1,202)      -46.9%
                                                    ----------------    -----------------
Net Earnings                                     $            2,220  $             3,010   $       (790)      -26.2%
                                                    ================    =================



Overall operating results were impacted by the casino results detailed below.


Casino Margin and Market Data


             For the nine months ended September 30,                            2003                2002           % Change

             Casino revenue                                                  $      16,151       $      18,567       -13.0%
             Casino promotional allowances                                   $       2,165       $       2,251        -3.8%
             Casino revenue, net                                             $      13,986       $      16,316       -14.3%
             Casino expense                                                  $       5,043       $       5,280        -4.5%
             Casino margin                                                   $       8,943       $      11,036       -19.0%
             Casino margin as a % of casino revenue, net                             63.9%               67.6%
             Market share of the Cripple Creek  AGP                                  14.9%               17.1%
             Average number of slot machines                                           625                 623
             Market share of Cripple Creek gaming devices                            14.8%               14.9%
             Average slot machine win per day                                   93 dollars         107 dollars
             Cripple Creek average slot machine win per day                     92 dollars          94 dollars


     Growth in the Cripple Creek market during the first nine months of 2003 compared to 2002 was limited to 0.01%. When comparing 2003 to 2002, distractions from major construction in the casino, limited access to the casino from the adjoining parking lot during the first four months of the year, and poor weather conditions, particularly in March and April 2003, had an adverse effect on casino revenue and overall operating results. The covered parking garages provided by two of our competitors have impacted the casino, particularly during inclement weather and provides both with a significant number of close proximity parking places, an advantage previously held by Womacks. Both competitors also have a large number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. The Company has not yet decided on the next phase of expansion, but owns all of the vacant property adjacent to the casino and is able to expand once it feels comfortable that the additional cost of the expansion will improve net earnings. In the second quarter of 2003, Womacks made significant changes to the casino floor layout and reduced the number of slot machines to its current level, from an average of 691 in the fourth quarter of 2002 and an average of 666 in the first quarter of 2003.

     Womacks charges a portion of the food and beverage expense allocable to the customer comps to casino expense, thereby increasing the hotel, food and beverage margin and decreasing the casino margin. For the nine months ended September 30, 2003 and 2002, the amount charged was $670 and $716, respectively.

     Even though every attempt has been made to control cost during a period in which we have seen a decline in revenue, the relative percentage of personnel cost, device fees and participation fees to net casino revenue contributed significantly to the erosion in the casino margin.

     During the nine months ended September 30, 2003, Womacks leased an average of 44 slot machines, compared to 36 during the first nine months ended September 30, 2002, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding nine months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $318 and $251 for the nine months ended September 30, 2003 and 2002, respectively.

     Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. Management continues to place emphasis on further refining the slot machine mix.



Hotel, Food and Beverage Margin


             For the nine months ended September 30,                            2003                 2002        % Change

             Hotel, food and beverage revenue                                $         954       $         887      7.6%
             Hotel, food and beverage expense                                $         263       $         212     24.1%
             Hotel, food and beverage margin                                 $         691       $         675      2.4%
             Hotel, food and beverage margin as a % of hotel, food
             and beverage revenue                                                    72.4%               76.1%



     Hotel revenue, included in Hotel, food and beverage revenue, decreased by 2.2%, as a result of lower than expected hotel occupancy rates, operating at 82% in 2003 compared to 87% in 2002. All of the revenue generated by the hotel operations is derived from comps to better players.

     Food and beverage revenue increased by 10.1% as a result of the visibility obtained by opening Bob's Grill on the gaming floor. The former Gold Mine restaurant, which Womacks operated on a full-time basis prior to the opening of the grill, and is still currently used for buffets and special events, is located on the second floor of the casino.

     Womacks charges a portion of the food and beverage expense allocable to the customer comps to casino expense, thereby increasing the hotel, food and beverage margin and decreasing the casino margin. When the restaurant is more efficient, as it has been so far in 2003, the amount of the allocated expense will decrease even if the amount of the customer comps were to remain the same. For the nine months ended September 30, 2003 and 2002, the amount charged was $670 and $716, respectively.

Other

     In the first nine months of 2003 Womacks contributed $107, included in general and administrative costs, towards the campaign against VLT's in Colorado.

     The increase in interest expense, including debt issuance cost, to $1,108 in 2003 from $1,049 in 2002 is attributable to the increase in the average balance of the RCF to $13.0 million in the first nine months of 2003 from $11.9 million in the first nine months of 2002. The major factor for the increase in the average balance of the RCF is the $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in CCAL by the Company. Since the second quarter of 2000 the Company has borrowed a total of $9.5 million under the RCF to fund its investments in South Africa. The interest on the investments has resulted in a charge of approximately $795 and $570 to the Company's Colorado operations for the first nine months of the years 2003 and 2002, respectively. The weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, has decreased to 9.21% in 2003 from 9.53% in 2002.

     The Colorado segment recognized income tax expense of $1,362 in 2003 versus $2,564 in 2002, principally the result of a decrease in earnings before income taxes.


South Africa

The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon
(Pty) Limited, which owns the Caledon Casino, Hotel and Spa. Inter-company transactions, including management & incentive fees, shareholder's interest and their related tax effects have been excluded from the Caledon and CCA results within the South African segment.

Improvement in the Rand versus the dollar when comparing the first nine months of last year to the current year has had a positive impact on the reported revenues and a negative impact on expenses.

Operational results in US dollars for the nine months ended September 30, 2003 and 2002 are as follows: (See next page for results in Rand)



CALEDON                                          For the nine months ended September 30,      Increase        % Change
                                                                                             (Decrease)
                                                          2003                  2002

Operating Revenue
     Casino                                      $            6,275  $             4,126   $       2,149       52.1%
     Hotel, food and beverage                                 1,616                  997             619       62.1%
     Other                                                      269                  152             117       77.0%
                                                    ----------------    -----------------
                                                              8,160                5,275           2,885       54.7%
Less promotional allowances                                     487                  322             165       51.2%
                                                    ----------------    -----------------
Net operating revenue                                         7,673                4,953           2,720       54.9%
                                                    ----------------    -----------------

Costs and Expenses
     Casino                                                   2,609                1,643             966       58.8%
     Hotel, food and beverage                                 1,578                  843             735       87.2%
     General and administrative                               1,077                  926             151       16.3%
     Depreciation                                               771                  575             196       34.1%
                                                    ----------------    -----------------
                                                              6,035                3,987           2,048       51.4%
                                                    ----------------    -----------------
Earnings from operations                                      1,638                  966             672       69.6%
Interest expense                                              (695)                (599)              96       16.0%
Other income, net                                               127                   90              37       41.1%
                                                    ----------------    -----------------
Earnings before income taxes                                  1,070                  457             613      134.1%
Income tax expense                                              387                  166             221      133.1%
                                                    ----------------    -----------------
Net Earnings                                     $              683  $               291   $         392      134.7%
                                                    ================    =================



CENTURY CASINOS AFRICA

Costs and Expenses
     General and administrative                  $              270  $                53   $         217      409.4%
     Write off of advances                                        -                  377           (377)     -100.0%
                                                    ----------------    -----------------
                                                                270                  430           (160)      -37.2%
                                                    ----------------    -----------------
Loss from operations                                          (270)                (430)             160       37.2%
Other income, net                                                24                    4              20      500.0%
                                                    ----------------    -----------------
Loss before income taxes                                      (246)                (426)             180       42.3%
Income tax benefit                                             (69)                (128)            (59)      -46.1%
                                                    ----------------    -----------------
Net Loss                                         $            (177)  $             (298)   $         121       40.6%

                                                 ================    =================

MINORITY INTEREST EXPENSE                        $                8  $                61   $        (53)      -86.9%
                                                    ----------------    -----------------
SOUTH AFRICA NET EARNINGS (LOSS)                 $              498  $              (68)   $         566      832.4%
                                                    ================    =================


Average exchange rate (Rand/USD)                               7.75                10.76                       28.0%


Operational results in Rand for the nine months ended September 30, 2003 and 2002 are as follows:


CALEDON                                         For the nine months ended September 30,           Increase        % Change
                                                                                                 (Decrease)
                                                          2003                  2002

Operating Revenue
     Casino                                      R           48,400   R             44,279   R        4,121           9.3%
     Hotel, food and beverage                                12,485                 10,682            1,803          16.9%
     Other                                                    2,107                  1,642              465          28.3%
                                                    ----------------     ------------------
                                                             62,992                 56,603            6,389          11.3%
Less promotional allowances                                   3,721                  3,468              253           7.3%
                                                    ----------------     ------------------
Net operating revenue                                        59,271                 53,135            6,136          11.5%
                                                    ----------------     ------------------

Costs and Expenses
     Casino                                                  20,145                 17,661            2,484          14.1%
     Hotel, food and beverage                                12,191                  9,011            3,180          35.3%
     General and administrative                               8,322                  9,922          (1,600)         -16.1%
     Depreciation                                             5,950                  6,160            (210)          -3.4%
                                                    ----------------     ------------------
                                                             46,608                 42,754            3,854           9.0%
                                                    ----------------     ------------------
Earnings from operations                                     12,663                 10,381            2,282          22.0%
Interest expense                                            (5,385)                (6,434)          (1,049)         -16.3%
Other income, net                                               991                    953               38           4.0%
                                                    ----------------     ------------------
Earnings before income taxes                                  8,269                  4,900            3,369          68.8%
Income tax expense                                            2,997                  1,779            1,218          68.5%
                                                    ----------------     ------------------
Net Earnings                                     R            5,272   R              3,121   R        2,151          68.9%
                                                    ================     ==================


CENTURY CASINOS AFRICA

Costs and Expenses
     General and administrative                  R            2,083   R                562   R        1,521         270.6%
     Write off of advances                                        -                  3,984          (3,984)        -100.0%
                                                    ----------------     ------------------
                                                              2,083                  4,546          (2,463)         -54.2%
                                                    ----------------     ------------------
Loss from operations                                        (2,083)                (4,546)            2,463          54.2%
Other income, net                                               185                     44              141         320.5%
                                                    ----------------     ------------------
Loss before income taxes                                    (1,898)                (4,502)            2,604          57.8%
Income tax benefit                                            (549)                (1,350)            (801)         -59.3%
                                                    ----------------     ------------------
Net Loss                                         R          (1,349)   R            (3,152)   R        1,803          57.2%
                                                    ================     ==================



MINORITY INTEREST EXPENSE                        R               71   R                652   R        (581)         -89.1%
                                                    ----------------     ------------------
SOUTH AFRICA NET EARNINGS (LOSS)                 R            3,852   R              (683)   R        4,535         664.0%
                                                    ================     ==================




Casino Margin (in USD)

             For the nine months ended September 30,                            2003                 2002          % Change

             Casino revenue                                                  $       6,275       $       4,126        52.1%
             Casino promotional allowances                                   $         251       $         122       105.7%
             Casino revenue, net                                             $       6,024       $       4,004        50.4%
             Casino expense                                                  $       2,609       $       1,643        58.8%
             Casino margin                                                   $       3,415       $       2,361        44.6%

             Average exchange rate (Rand/USD)                                         7.75               10.76        28.0%


Casino Margin and Market Data (in Rand)

             For the nine months ended September 30,                            2003                 2002          % Change

             Casino revenue                                                  R      48,400       R      44,279         9.3%
             Casino promotional allowances                                   R       1,905       R       1,293        47.3%
             Casino revenue, net                                             R      46,495       R      42,986         8.2%
             Casino expense                                                  R      20,145       R      17,661        14.1%
             Casino margin                                                   R      26,350       R      25,325         4.0%
             Casino margin as a % of casino revenue, net                             56.7%               58.9%
             Market share of the Western Cape AGP                                     6.0%                6.1%
             Market share of Western Cape gaming devices                             10.9%               11.1%
             Average number of slot machines                                           275                 250
             Average slot machine win per day                                     589 Rand            586 Rand
             Average number of tables                                                    8                  10
             Average table win per day                                          1,716 Rand          1,310 Rand


     The 8.2% increase in the casino revenue, net is attributable to the increased traffic generated by the increase in the number of conference attendees, the introduction of cash couponing in the second quarter of 2003 and the 10% increase in the number of slots which increased the potential of the casino. The introduction of the cash couponing, which is intended to increase customer traffic and loyalty, accounts for the significant increase in promotional allowances.

     Subsequent to the purchase of the remaining 35% interest in CCAL, the Company is focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. The increase in casino expenses in excess of the increase in the corresponding revenue is attributable to the increased cost of marketing the casino, period cost associated with updating the property, and to the effect of inflation. CCAL competes against a much larger competitor located in a more populous area of the Western Cape.


Hotel, Food and Beverage Margin (in USD)


           For the nine months ended September 30,                              2003                 2002           % Change

           Hotel, food and beverage revenue                                  $       1,616       $         997        62.1%
           Hotel, food and beverage expense                                  $       1,578       $         843        87.2%
           Hotel, food and beverage margin                                   $          38       $         154       -75.3%

           Average exchange rate (Rand/USD)                                           7.75               10.76        28.0%


Hotel, Food and Beverage Margin (in Rand)

          For the nine months ended September 30,                                2003                2002           % Change

          Hotel, food and beverage revenue                                   R      12,485       R      10,682        16.9%
          Hotel, food and beverage expense                                   R      12,191       R       9,011        35.3%
          Hotel, food and beverage margin                                    R         294       R       1,671       -82.4%
          Hotel, food and beverage margin as a % of hotel, food
          and beverage revenue                                                        2.4%               15.6%


     A 42% increase in the number of business conferences attendees at the resort has been a major factor in the significant increase in hotel, food & beverage revenue. Food and beverage revenue has increased by 31%, primarily due to the increase in the number of theme dinners and banquets associated with the conferences. On a year to date basis, the hotel occupancy rate remained flat at 57% in both 2003 and 2002. In 2002, Caledon saw a larger portion of its conference business in the second quarter of the year. Accordingly, marketing has been more focused in this area in an attempt to gain additional exposure. CCAL continues to make a number of repairs and improvements to the resort on an ongoing basis (see Note 6). Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor and supplies. Repair cost has increased by 121%, accounting for R52 of the increase in expenses. Labor cost allocated to hotel, food and beverage, including health insurance, laundry and uniforms, in the quarter has increased by 26%, accounting for R934 of the increase in expenses. Supply cost has increased by 25%, accounting for R247 of the increase in expenses.

Other

     An insurance claim submitted by the casino for loss of revenue due to water damage to a number of slot machines accounted for R472 of the increase in other revenue. Administrative support for South Africa which was paid by Caledon and CCI in 2002 has been transferred to CCA in 2003, accounting for a portion of the decrease in Caledon's and Corporate's general and administrative expenses and the corresponding increase in CCA's administrative expenses. The weighted-average interest rate on the borrowings under the ABSA loan agreement is 16.9% in the first nine months of 2003 and 2002. Excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 16.3% as the principal balance of the term loans and capitalized leases are repaid. Other revenue principally consists of revenue generated from the resort's ancillary services which include the adventure center, spa center, and conference room rental.

Cruise Ships

     Cruise ships' operational results for the nine months ended September 30, 2003 and 2002 are as follows:


                                                 For the nine months ended September 30,     Increase
                                                                                            (Decrease)      % Change
                                                         2003                 2002

    Operating Revenue
         Casino                                  $            1,244  $                564  $          680       120.6%
         Other                                                   41                    34               7        20.6%
                                                    ----------------    ------------------
                                                              1,285                   598             687       114.9%
    Less promotional allowances                                   -                     -               -            -
                                                    ----------------    ------------------
    Net operating revenue                                     1,285                   598             687       114.9%
                                                    ----------------    ------------------

    Costs and Expenses
         Casino                                                 846                   383             463       120.9%
         General and administrative                               3                     1               2       200.0%
         Depreciation                                            56                    42              14        33.3%
                                                    ----------------    ------------------
                                                                905                   426             479       112.4%
                                                    ----------------    ------------------
    Earnings from operations                                    380                   172             208       120.9%
    Other income, net                                            15                     -              15            -
                                                    ----------------    ------------------
    Earnings before income taxes                                395                   172             223       129.7%
    Income tax expense                                          150                    64              86       134.4%
                                                    ----------------    ------------------
    Net Earnings                                 $              245  $                108  $          137       126.9%
                                                    ================    ==================




Casino Margin


     For the nine months ended September 30,                                    2003                2002           % Change

     Casino revenues                                                         $       1,244       $         564        120.6%
     Casino expenses                                                         $         846       $         383        120.9%
     Casino margin                                                           $         398       $         181        119.9%
     Casino margin as a % of casino revenue, net                                     32.0%               32.1%


     In the first nine months of 2003, we operated casinos on a total of seven ships: four from Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises. On April 19, 2003, the Company successfully opened its casino aboard the Insignia, a 684 passenger luxury cruise ship operated by Oceania Cruises. The Silver Wind, a cruise ship operated by Silversea Cruises, which was taken out of service following the events of September 11, 2001, resumed operations on May 23, 2003. The casino aboard the Regatta, another 684 passenger luxury cruise ship operated by Oceania Cruises, was opened on June 26, 2003.

     In the first nine months of 2002 we operated casinos on four ships: three on Silversea Cruises and one on the World of ResidenSea. The casino on the ResidenSea opened for business on March 28, 2002.

     We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the number of passengers and the quality of the players. This is a condition that is beyond the control of the Company.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $414 and $87 of the total casino expenses incurred in first nine months ended September 30, 2003 and 2002, respectively.

     The increase in casino operating expenses relates to the increase in number of casinos operated on cruise ships and to start up costs of casinos aboard two Oceania cruise ships, i.e. travel and additional staff cost, plus the cost to re-establish the casino on the Silver Wind. Notwithstanding these costs, casino expenses, excluding the concession fees, have dropped to 34.7% of casino revenue in 2003, compared to 52.5% in 2002, indicating that the Company is able to successfully leverage its ship resources at their current levels.


Corporate & Other


                                                For the nine months ended September 30,      Increase
                                                                                            (Decrease)      % Change
                                                       2003                 2002

    Operating Revenue
         Other                                $                8  $               138  $          (130)       -94.2%
                                                 ----------------    -----------------
                                                               8                  138             (130)       -94.2%
    Less promotional allowances                                -                    -                 -            -
                                                 ----------------    -----------------
    Net operating revenue                                      8                  138             (130)       -94.2%
                                                 ----------------    -----------------

    Costs and Expenses
        General and administrative                         1,114                1,151              (37)        -3.2%
        Property write-down and
            other  write offs                                  -                  745             (745)      -100.0%
        Depreciation                                         126                  150              (24)       -16.0%
                                                 ----------------    -----------------
                                                           1,240                2,046             (806)       -39.4%
                                                 ----------------    -----------------
    Loss from operations                                 (1,232)              (1,908)             (676)        35.4%
    Interest expense                                        (17)                 (17)                 -         0.0%
    Other income, net                                        267                  238                29        12.2%
                                                 ----------------    -----------------
    Loss before income taxes                               (982)              (1,687)             (705)       -41.8%
    Income tax benefit                                     (439)              (1,118)             (679)       -60.7%
                                                 ----------------    -----------------
    Net Loss                                  $            (543)  $             (569)  $           (26)        -4.6%
                                                 ================    =================



     Net operating revenue consisted of management fees earned from operating Casino Millennium in Prague, Czech Republic and were $8 and $138 in the first nine months of 2003 and 2002, respectively. Effective September 1, 2002, management fees and interest due to the Company from CM will not be accrued until a certainty of cash flow is attained for Casino Millennium, but instead will be recorded as received. In April 2003, Casino Millennium remitted $8 in management fees.

     Other income is primarily derived from interest earned on a $5.7 million note between WMCK-Venture Corp. and CCI. The interest income is eliminated in consolidation.

     Included in the income tax benefit for 2003, is $59 obtained by adjusting estimated tax provision for year end 2002 to the returns as filed.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,893 plus restricted cash of $575 at September 30, 2003, and the Company had deficit working capital of $506. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26,000 ($23,833 net of the quarterly reduction) and unused borrowing capacity of $11,919 at September 30, 2003.

For the nine months ended September 30, 2003, cash provided by operating activities was $3,862 compared with $4,991 in the prior-year period. Please refer to management's discussion of the results of operations.

Cash used in investing activities of $2,721 for the first nine months of 2003, consisted of: $674 towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing a larger, more player friendly gaming space and the ability to increase Womacks' slot machine capacity; $488 for additional improvements to the property in Caledon, South Africa, including $61 additional capitalized building costs related to the original construction; $1,259 towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $918 of which was applied against the minority shareholder liability and $341 of which increased the carrying value of the land in Caledon; $179 principally for outfitting the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $428 due to expenditures for other long-lived assets, less $258 in proceeds from the disposition of assets; and a decrease of $49 in restricted cash. Cash used in investing activities of $3,604 for the first nine months of 2002, consisted of $1,400 towards the purchase and improvements of the Palace Hotel and property, $842 towards the expansion of the Womacks casino at the rear of the property that was recently completed and now provides additional gaming space, $135 towards the construction of a restaurant & grill on the first floor of Womacks casino, $390 for additional improvements to the property in Caledon, South Africa, $460, primarily for land purchased for the proposed casino development in Johannesburg, South Africa, $10 towards an increase in restricted cash and the balance of $367 due to expenditures for other long-lived assets.

Cash used in financing activities of $2,155 for the first nine months of 2003 consisted of net borrowings of $414 under the RCF with Wells Fargo plus $8 in proceeds from the exercise of stock options, less net repayments of $880 under the loan agreement with ABSA, $1,259 to acquire a loan to CCAL held by the minority shareholder, Caledon Overberg Investments (Proprietary) Limited ("COIL"); $132 towards the repurchase of Company's stock on the open market at cost; $299 towards the purchase of 132,184 shares of common stock from a director, James Forbes, at a per share price of $2.26; and other net repayments of $7. Cash used in financing activities of $1,337 for the first nine months of 2002 consisted of net repayments of $263 under the RCF with Wells Fargo, plus net repayments of $712 under the loan agreement with ABSA, additional deferred financing charges incurred by the Caledon Casino, Hotel and Spa, with a cost of $19, additional deferred financing charges incurred by the Company to amend the RCF, with a cost of $88, the repurchase of company's stock, on the open market, with a cost of $205 and other net repayments of $50.

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

The Company has a 20-year agreement with Casino Millennium a.s., a Czech company, to operate a casino in the five-star Marriott Hotel, in Prague, Czech Republic which began in January 1999. The hotel and casino opened in July 1999. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of Casino Millennium a.s. or the formation of a new joint venture. The transaction, when completed, will result in the Company having a 50% equity interest in Casino Millennium. In December 2002, the Company, through CMB, paid $236 towards an initial equity investment of 10% in Casino Millennium, subject to the repayment of a CM loan to a Czech bank by Strabag AG, which has been repaid. The Company expects to contribute gaming equipment and certain pre-operating costs, valued at $827, in exchange for the additional 40% interest in Casino Millennium. The balance of the transaction is expected to be completed in 2003, subject to certain contingencies and contract conditions.

In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar at a price equal to 85% of their fair market value at the time of exercise. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

CRA has submitted an application to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL, a wholly owned subsidiary of Century Casinos, Inc. and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, should a license be awarded and all other approvals and funding be obtained. The Celebrations Casino and Hotel Project proposed by CRA is valued at 16.5 million Canadian dollars ($12.2 million), including the contribution of the existing hotel and property, valued at 2.5 million Canadian dollars ($1.9 million).

A November 2003 ballot issue in Colorado, if approved, would permit the installation of at least 500 video lottery terminals "VLT's" at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. The VLT's are almost identical to slot machines. The Colorado gaming industry has organized to oppose the introduction of VLT's at the racetracks. Management is unable to speculate on the outcome of the November 2003 ballot issue which, if approved by the voters, could be expected to have a negative impact on the Company's Cripple Creek gaming revenues.

The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. The Board believes that the Company's stock is undervalued in the trading market in relation to both its present operations and its future prospects. During the first nine months of 2003, the Company repurchased 59,100 shares of its common stock on the open market, excluding 489,264 shares purchased from one of its directors. Through September 30, 2003, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3,768.


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

Effective January 1, 2002 the Company adopted Financial Accounting Standards Board (the "FASB") SFAS No. 142 "Goodwill and Other Intangible Assets".

SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property, 3) the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life as of January 1, 2002. Included in assets at September 30, 2003 is unamortized goodwill of approximately $8,051 and unamortized casino license costs of approximately $1,601. The Company will continue to assess goodwill and other intangibles for impairment at least annually. Management has not identified any impairment indicators with respect to the casino license or goodwill during the three and nine months ended September 30, 2003.

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



                         * * * * * * * * * * * * * * * *

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at September 30, 2003. Actual results may differ materially.


Interest Rate Sensitivity

The Company is subject to interest rate risk on the outstanding borrowing under a Revolving Line of Credit Facility with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

In order to minimize the risk of increases in the prime rate or LIBOR the Company has entered into two interest-rate swap agreements on a total of $11.5 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement which matured on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. For example, each hypothetical 100 basis points decrease in the three month LIBOR rate below the fixed rate paid by the Company less the applicable margin results in an increased use of $115 in cash on an annual basis. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, the same hypothetical 100 basis point increase results in an increased use of $40 in cash on an annual basis. The Company has not entered into any new swap agreements subsequent to October 1, 2003.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand.

Fluctuations in the Rand affect the value of the Company's investment in The Caledon Casino, Hotel and Spa. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of September 30, 2003 would reduce the value of the Company's investment by approximately $1.4 million.


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

               31.3 Certification  Pursuant  to  Securities  Exchange  Act  Rule
                    13a-15(f) and 15d-15(f), Chief Accounting Officer.

               32.1 Certification  Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Chairman of the Board and Chief Executive Officer.

               32.2 Certification  Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Vice-Chairman and President.

               32.3 Certification  Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Chief Accounting Officer.

         (b) Reports on Form 8-K:

               On August 14, 2003 the Registrant filed a Current Report on Form 8-K in which it announced it had posted to its website a presentation of the Review of Financial Results of Operations and Financial Condition as of and for the period ended June 30, 2003, as a complementary presentation of its Second Quarter 2003 Form 10-Q and Earnings Release.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer and duly authorized officer
Date: October 29, 2003