Form 10-K
period 2003-12-31
CENTURY CASINOS INC /CO/
filed 2004-03-10
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     ___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December  31,  2003.
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

               157 E. Warren Avenue, Cripple Creek, Colorado 80813
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (719) 689-9100
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, based upon the average bid and asked price of $2.24 for the common stock on NASDAQ Stock Market on that date, was $ 22,449,553.

     As of February 9, 2004, the Registrant had 13,680,500 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003.



CENTURY CASINOS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)

                                      - 2 -

                                      INDEX
Part I                                                                                                         Page
    Item 1.   Business                                                                                           3
    Item 2.   Properties                                                                                        18
    Item 3.   Legal Proceedings                                                                                 18
    Item 4.   Submission of Matters to a Vote of Security Holders                                               18
Part II
    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                             18
    Item 6.   Selected Financial Data                                                                           20
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations             21
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                        37
    Item 8.   Financial Statements and Supplementary Data                                                       38
              Report of Independent Certified Public Accountants - Grant Thornton LLP                           F1
              Report of Independent Certified Public Accountants - PricewaterhouseCoopers Inc.                  F2
              Consolidated Balance Sheets as of December 31, 2003 and 2002                                      F3
              Consolidated Statements of Earnings for the Years Ended
              December 31, 2003, 2002 and 2001                                                                  F4
              Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
              the Years Ended December 31, 2003, 2002, and 2001                                                 F5
              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2003, 2002 and 2001                                                                  F6
              Notes to Consolidated Financial Statements                                                        F8
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              38
    Item 9A.  Controls and Procedures                                                                           38
Part III
    Item 10.  Directors and Executive Officers of the Registrant                                                39
    Item 11.  Executive Compensation                                                                            39
    Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    39
    Item 13.  Certain Relationships and Related Transactions                                                    39
    Item 14.  Principal Accountant Fees and Services                                                            39
Part IV
    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  40
SIGNATURES                                                                                                      49


                                     PART I

Item 1. Business.

General

     Century Casinos, Inc. ("CCI" or the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Resorts Limited ("CRL"), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). CRL owns 55% of Century Resorts Alberta, Inc. ("CRA"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 96.5% owned subsidiary of CCI, owns 100% of Century Casinos Caledon (Pty) Ltd. ("CCAL") (100% as of January 2003), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). CRL provides technical casino services to Casino Millennium located within a hotel in Prague, Czech Republic, and serves as concessionaire of small casinos on luxury cruise vessels operated by Silversea Cruises, The World of ResidenSea and Oceania Cruises. The Company regularly pursues additional gaming opportunities internationally and in the United States.

     The Company was formed in 1992 to acquire ownership interests in, and to obtain management contracts with respect to, gaming establishments. The Company was founded by a team of career gaming executives who had worked primarily for an Austrian gaming company that owned and operated casinos throughout the world. The Company, formerly known as Alpine Gaming, is the result of a business combination completed on March 31, 1994, pursuant to which CCM shareholders acquired approximately 76% of the then issued and outstanding voting stock of the Company, and all officer and board positions of the Company were assumed by the management team of Century Management. Effective June 7, 1994, the Company reincorporated in Delaware under the name "Century Casinos, Inc."

     As a result of the March 31, 1994 merger, the Company acquired Legends Casino ("Legends") in Cripple Creek, Colorado. On July 1, 1996, the Company acquired the net assets of Gold Creek Associates, L.P. ("Gold Creek"), the owner of Womack's Saloon & Gaming Parlor, which was adjacent to Legends. Following this acquisition, both properties were renovated to facilitate the marketing of the combined properties as one casino under the name "Womacks Casino and Hotel" ("Womacks").

     In April 2000, the Company's South African subsidiary acquired a 50% equity interest in Caledon Casino Bid Company (Pty) Limited ("CCBC"). In June 2001, the company name for CCBC was changed to Century Casinos Caledon (Pty) Ltd. ("CCAL"). CCAL was awarded a casino license and owns a 92-room resort hotel, spa, casino and approximately 600 acres of land (representing approximately 230 hectares) in Caledon, South Africa. The Company has a long-term agreement to manage the operations of the casino, which began in October 2000. In November 2000, the Company, through its South African subsidiary, increased its equity interest in CCAL to 65%. In January 2003, the Company, through its South African subsidiary, increased its equity interest by 35% and now owns 100% of the common stock of CCAL. In addition, the Company acquired a long-term contract, from the previous minority shareholder to manage the operations of the hotel.

     On September 25, 2003, the Company formed CRL for the purpose of managing and providing technical casino services to some of the Company's foreign and offshore operations. In February 2004, the Company formed Century Resorts International Ltd. ("CRI") for the purposes of providing technical casino services to Casino Millennium, managing casinos on the cruise ships and to other foreign operations. CRI will own 96.5% of CRL, which will manage any South African and Indian Ocean operations. The remaining minority interest in CRL will be held by certain officers of the

Company. These minority shareholders will give up their 3.5% ownership in CCA for their 3.5% ownership in CRL. CRL will own 100% of CCA. The Company believes that CRL and CRI will provide favorable U.S. tax benefits for the Company.

     On September 30, 2003, the Company subscribed to 55% of the outstanding shares of Century Resorts Alberta Inc. ("CRA"), formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada, at a price of 1 Canadian dollar per share. A total of 100 shares have been authorized and issued. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL and by 746306 Alberta Ltd, the current owners of the
7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.5 million Canadian dollars ($12.8 million), including the 2.5 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by 746306 Alberta Ltd. CRL also entered into a long-term agreement to manage the casino if a gaming license is awarded. The Company expects to transfer ownership of CRA from CRL to CRI in 2004. The Celebrations Casino and Hotel project is one of six applications submitted to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. There is no assurance that the Celebrations project will be awarded a license or completed.

     The Company's operating revenue for 2003, 2002 and 2001 was derived principally from Womacks and CCAL as reported in Note 7, Segment Information, of the Consolidated Financial Statements. See the Consolidated Financial Statements and the notes thereto included herein for operating revenue, earnings (loss), and total assets information, by segment, for 2003, 2002 and 2001. Information on operating results for the three most recent fiscal years is set forth in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     As of December 31, 2003, the Company owned, operated or managed the properties noted in the table below.


                         Summary of Property Information

============================ ==================== ================ ==================== ==================== ===================
         Property               Casino Space      Number of Slot     Number of Table      Number of Hotel        Number of
                                  Sq Ft (1)          Machines             Games                Rooms            Restaurants
============================ ==================== ================ ==================== ==================== ===================
          Womacks                  23,000               614                 6                   21                   1
============================ ==================== ================ ==================== ==================== ===================
          Caledon                  12,260               275                 8                   92                   3
============================ ==================== ================ ==================== ==================== ===================
   Casino Millennium (2)            6,200               48                 15                    -                   -
============================ ==================== ================ ==================== ==================== ===================
  Cruise Ships (total of            6,300               166                27                    -                   -
        seven) (3)
============================ ==================== ================ ==================== ==================== ===================

(1)  Approximate.

(2) Operated under a casino services agreement. In January 2004, the Company purchased 40% of the operation, bringing its ownership interest to 50% as of that date.

(3)  Operated under concession agreement.


     Information contained in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements, other than statements of historical fact, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

     For more information about Century Casinos Inc. please visit us on the Internet at http://www.cnty.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through our Investor Relations website at http://www.cnty.com/latestnews.htm free of charge. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov. None of the information posted to the Company's website is incorporated by reference into this Annual Report.

Womacks Casino and Hotel, Cripple Creek, Colorado

     On July 1, 1996, the Company purchased substantially all of the assets, and assumed substantially all of the liabilities, of Gold Creek, the owner of Womacks Saloon & Gaming Parlor in Cripple Creek, Colorado. Following the Company's acquisition of Gold Creek, the property was consolidated with the Company's Legends Casino, and the combined properties have been marketed since then as one casino under the name "Womacks Casino and Hotel." Management implemented certain consolidation, expansion and capital improvement programs. The Company created openings in the common walls in order to open up and integrate the gaming areas of the two casinos; expanded the existing player tracking system of Womacks Saloon and Gaming Parlor to include all of the Legends gaming devices; made general interior enhancements; installed additional gaming devices and replaced older generation equipment; and added additional hotel rooms.

     Womacks Casino is located at 200 to 220 East Bennett Avenue in Cripple Creek, Colorado. The lots comprising 200 to 210 East Bennett Avenue are owned by wholly-owned subsidiaries of the Company and are collateralized by a first mortgage held by Wells Fargo Bank. See Note 5, Long-Term Debt, to the Consolidated Financial Statements for further information.

     The Company holds a subleasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to ACQ, provides for monthly rental payments of $16, and expires on June 20, 2005 unless terminated by the Company with 12 months' advance notice. The Company has an option to acquire the property at the expiration of the sublease at an exercise price of $1,500.

     Womacks currently has approximately 614 slot machines, six limited stakes gaming tables, 21 hotel rooms, and 1 restaurant. It has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, also known as Highway 67, with approximately 23,000 square feet of floor space. Gaming in Colorado is "limited stakes" which restricts any single wager to a maximum of 5 dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 97% of total gaming revenues at Womacks and in Cripple Creek, is currently impacted only marginally by the 5 dollar limitation.

     Management believes that an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. The Company presently owns or leases nearly 400 spaces.

     In 1997, the Company exercised its purchase option to acquire three lots (formerly known as the "Wright Property"), consisting of 9,375 square feet of land across the street from Womacks for $785 in cash. This property provides the Company with paved customer parking.

     In June 1998, the Company acquired 22,000 square feet of land (the "Hicks Property") from an unaffiliated third party. The property, which is zoned for gaming, is adjacent to Womacks. A partially-completed building structure that occupied a portion of the land was subsequently razed, and the entire property has been paved for customer parking.

     The Company leases 10 city lots from the City of Cripple Creek for parking. Annual rent payments total $90. The lease agreement, as amended on February 17, 2000, expires on May 31, 2010. The agreement contains a purchase option whereby the Company may purchase the property for $3.25 million, less cumulative lease payments, at any time during the remainder of the lease term. The Company has paved the property and currently uses it for customer parking.

     In March 1999, the Company entered into a purchase option agreement for a piece of property located in Cripple Creek across Bennett Avenue from Womacks. The agreement, as amended in February 2000, provided for an option period through March 31, 2004 and an exercise price of $1.5 million, less 50% of cumulative option payments through the exercise date. Subsequent to December 31, 2003, the Company sold the option to an unrelated party for a sum of $200. As a result of the transaction, the Company will recognize a pre-tax gain of $35 in 2004.

     In May 2000, the Company completed its acquisition of two parcels of land located near Womacks for $1.85 million. The two parcels provide more than 100 paved parking spaces for casino patrons.

     In August 2000, the Company completed construction of and opened the Womacks Events Center located near Womacks. Through an arrangement with the City of Cripple Creek, the Events Center was available to them for the first three years. The agreement expired in June 2003. The second floor of the building houses much of the Company's administration and accounting departments.

     In May 2002, WMCK acquired the Palace Casino building and adjoining property (a total of five city lots) for $1.2 million. WMCK has spent an additional $155 to convert the majority of the property, which is across Second Street and west of Womacks, into an additional 41 parking spaces.

     In September 2002, the Company opened the first phase of its 6,022 square foot expansion, increasing its gaming space by approximately 2,000 square feet. In April 2003, construction was completed and an additional 3,000 square feet of gaming space was added to Womacks. Most importantly, having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date. The total construction cost, excluding new slot machines, was approximately $2.3 million.

Century Casinos Caledon (Pty) Ltd. - Caledon, South Africa

     An application for a casino license in Caledon South Africa, a province of the Western Cape, was filed in October 1999 with the Western Cape Gambling and Racing Board by Caledon Casino Bid Company (Pty) Limited ("CCBC") doing business as The Caledon Casino, Hotel and Spa. The Company's subsidiary, Century Casinos Africa (Pty) Ltd. ("CCA"), originally had a 50% equity interest in CCBC, by virtue of an agreement entered into between CCA and CCBC, together with various affiliated entities.

     On February 16, 2000, the Western Cape Gambling and Racing Board awarded Successful Applicant status to CCBC. On April 13, 2000, CCBC was awarded the final license and the Company, through CCA, invested approximately $3.8 million (based on the exchange rate at that time) consisting of approximately $1.5 million (Rand ("R") 10 million) in equity and $2.3 million in debt (R15 million).

     In December 2000, the Company through CCA, acquired an additional 15% of The Caledon Hotel, Spa & Casino, raising its ownership in CCBC to 65%. Terms of the agreement included the payment of approximately $1.8 million by CCA to its partners in exchange for 15% of the total common stock of CCBC (valued at approximately $1.2 million) and a shareholder loan to CCBC previously held by its partners (with a value of approximately $600).

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

     Casino gaming in South Africa is "unlimited wagering" where each casino can set its own limits. As a result, the relationship between table games revenues and slot revenues resembles more traditional gaming markets (unlike Womacks and Cripple Creek, where over 97% of gaming revenues are derived from the slot machines).

Casino Millennium, Prague, Czech Republic

     In January 1999, the Company, through CCM, entered into a 20-year agreement with Casino Millennium a.s., a Czech company ("CM"), and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. During 2001, Bau Holding AG changed its name to Strabag AG. The Company provided technical casino services in exchange for 10% of the casino's gross revenue, and provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

         In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG each agreed to purchase a 50% ownership interest. Approval for this transaction has been obtained, as required, from the Ministry of Finance of the Czech Republic. The first step in acquiring the 50% ownership interest was taken in December 2002 with the payment of $236 in cash in exchange for a 10% ownership in CM.
Effective January 3, 2004, the Company through its wholly-owned Austrian subsidiary, CMB, acquired an additional 40% of CM by contributing gaming equipment, advances and receivables valued at approximately $711. The Company expects to account for the 50% investment in CM on the equity method. In addition to the 50% ownership, the Company retains its rights under the 1999 casino services agreement.

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

     Starting in late September 2000 with the new, 388-passenger Silver Shadow, the Company began its shipboard casino operations. Within 60 days thereafter, the Company installed casinos on the 296-passenger vessels Silver Wind and Silver Cloud. In June 2001, the Company installed its fourth casino aboard the new, 388-passenger Silver Whisper. The Silver Wind was taken out of service following the events of September 11, 2001 and resumed operations on May 23, 2003. The Company has a total of 74 slot machines and 14 tables on the four Silverseas shipboard casinos.

The World of ResidenSea

     On August 30, 2000, the Company signed a five year casino concession agreement with ResidenSea Ltd., the operator of The World of ResidenSea, which is the world's first luxury residential resort community at sea continuously circumnavigating the globe. The ResidenSea vessel has a total of 110 residences and 88 guest suites with purchase prices starting at $2.2 million.

     The Company has equipped the casino with 20 slot machines and 3 tables and operates the casino aboard the vessel, which departed for its maiden voyage in March 2002. The Company operates the casino for its own account and pays concession fees based on gross gaming revenue. In addition, the Company has a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement.

Oceania  Cruises

     On March 28, 2003, the Company signed a five year casino concession agreement with Oceania Cruises, Inc., a Miami-based operator in the upper premium segment of the cruise industry. The agreement gives the Company the exclusive right to install and operate casinos aboard two 684-passenger cruise vessels, the Insignia and the Regatta, as well as the exclusive right to become Oceania's exclusive casino concessionaire for any new ships that Oceania might bring into service.

     In April 2003, the Company successfully opened a casino aboard the Insignia. The opening of the casino aboard the Regatta followed in June 2003. Each of the casinos is equipped with 36 slot machines and five gaming tables.

Additional Company Projects

     In addition to the projects described above, the Company has a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could have a materially adverse affect on a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, the Company must first obtain gaming licenses or receive regulatory clearances. To date, the Company has obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic, and the Western Cape province of South Africa. While management believes that the Company is licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should the Company proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. The Company seeks to satisfy itself that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if the Company is licensable, other factors such as the economic impact of gaming and financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of the Company's limited staff and limited capital.

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

     South Africa - During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($59.8 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd. ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, in 2002 the Company recorded a $399 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. The GGB in December 2002 denied Silverstar's request. As a result, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. On October 20, 2003 the Company announced that judgment had been handed down in the High Court of South Africa compelling the GGB to award a casino license to Silverstar for the western periphery of metropolitan Johannesburg upon the terms of its original 1997 application. On November 11, 2003 the Company announced that the GGB's subsequent application for leave to appeal the October 20 judgment had been denied by the High Court. On December 3, 2003, the Company announced that the GGB had served notice to petition the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. On February 5, 2004, the Supreme Court of Appeal of South Africa granted the GGB's request for leave to appeal. Silverstar has informed the Company that it does not have any indication with regard to the timing of the appeals process.

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

     While there can be no certainty as to the eventual outcome of Silverstar's efforts, CCA maintains the ownership of the land (book value of $659) that remains central to the Silverstar casino project. The Company has allocated minor funding towards further pursuit of this opportunity.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. Silverstar has no value until a gaming license is issued. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

     Edmonton, Canada - In October 2003, the Company, through CRA, submitted a casino facility license application to the Alberta Gaming and Liquor Commission
(AGLC) for a casino in Edmonton, Alberta, Canada. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL and by 746306 Alberta Ltd, the current owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project. CRL also entered into a long-term agreement to manage the casino. The Celebrations Casino and Hotel project is one of six applications submitted to the AGLC for an additional casino facility license in the greater Edmonton area. In January 2004, CRA was afforded the opportunity to make a live presentation to the AGLC. The AGLC is expected to award the casino license in the first half of 2004.

     Edmonton is one of the fastest growing cities in Canada, with a strong economic climate. Tourism is a significant part of the economy, and Edmonton offers a wide range of activities, with the top activities being sports/outdoor activities, sightseeing, and nightlife/casino. Edmonton is also home of the world's largest shopping mall. (Source: Tourism in Canadian Cities - A Statistical Outlook 2001.) The Innovation Group, Littleton, Colorado, estimates that by combining the local and tourist markets, 2005 gaming revenues for the greater Edmonton area are projected to be $376 million Canadian, an average annual increase of 13.3% over 2002/2001. There are currently six casinos in the Edmonton area, including one racino.

     If a casino license is awarded to the Company, The Celebrations Casino and Hotel project is planned in two phases. The first phase is projected to be open within 12 months of license award and finalizing funding arrangements and would see the existing facility expanded to include a casino with 600 slot machines, 30 house-banked table games, and a 12-table poker room. The first phase of the Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.5 million Canadian dollars ($12.8 million), including the 2.5 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by 746306 Alberta Ltd.

     Subject to satisfactory performance of the first phase, phase two of the Celebrations Casino and Hotel is planned to open 36 months later, and would include an additional 80 hotel rooms and a 10,000 square foot convention center, for an additional capital investment of approximately $4 million Canadian, or $3.1 million US. There is no assurance that the Celebrations project will be awarded a license or completed.


Revolving Credit Facility

     The Company maintains a revolving line of credit facility (the "RCF") and had two swap agreements, as more fully described in Note 5, Long-Term Debt, to the Consolidated Financial Statements, with Wells Fargo Bank ("Wells Fargo") to fund current operations and future investments. Currently, the $26 million RCF matures in August 2007 and decreases quarterly. At December 31, 2003, the maximum available under the RCF was $23.1 million and the unused borrowing capacity was approximately $11.4 million. The Company's weighted-average interest rate on the RCF was 8.06% in 2003, 9.15% in 2002 and 9.04% in 2001. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF would have been 3.98% in 2003, 4.68% in 2002 and 7.18% in 2001. A portion of the proceeds of borrowings under the RCF was used for the development of The Caledon Hotel, Spa & Casino. The RCF is secured by substantially all of the real and personal property of Womacks. Under the RCF, the Company is required to comply with certain customary financial covenants, and is subject to certain capital expenditure requirements and restrictions on investments.

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

     Caledon Hotel, Spa & Casino - As with Womacks, the marketing strategy of The Caledon Hotel, Spa & Casino highlights promotion of its players club and building its player information database. Players club members receive benefits such as cash, coupons, merchandise, food and lodging. Players club members who qualify for VIP status receive additional benefits. Status is determined through player tracking. Members receive newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events.

Competition

     The Cripple Creek Market - Cripple Creek is a small mountain town located approximately 45 miles southwest of Colorado Springs, Colorado on the western boundary of Pikes Peak. Cripple Creek is a historic mining town, dating back to the late 1800's. Cripple Creek is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

     Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Black Hawk and Central City. As of December 31, 2003, there were 18 casinos operating in Cripple Creek, which represented 27% of the gaming devices and generated 20% of gaming revenues from these three cities, for the year then ended.

     The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar year 2000 through 2003. Adjusted Gross Profit ("AGP") is the net win from gaming activities reported to the licensing jurisdiction. The Company uses AGP to measure performance relative to competitors within its respective markets. This data is not intended by the Company to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.



                                                    GAMING REVENUE BY MARKET

                                 % change               % change               % change               % change
                                   Over                   Over                  Over                   Over
                        2003     Prior Year    2002     Prior Year    2001    Prior Year    2000     Prior Year
                      -----------------------------------------------------------------------------------------
    CRIPPLE CREEK       $142,525    0.0%       $142,436    2.8%       $138,618   3.0%       $134,630    9.8%

    Black Hawk          $505,851   -3.5%       $524,465    9.6%       $478,326   10.3%      $433,769   22.2%

    Central City         $49,909   -5.5%        $52,800   -11.6%       $59,730   -5.9%       $63,453   -14.0%
                      -----------------------------------------------------------------------------------------
    COLORADO TOTAL      $698,285   -3.0%       $719,701    6.4%      $676,674    7.1%      $631,852    14.6%
                        ========   =====       ========    ====      =========   ====      =========   =====



                                                     CRIPPLE CREEK SLOT DATA

                                    % change               % change                % change               % change
                                       Over                   Over                    Over                   Over
                           2003     Prior Year     2002    Prior Year     2001     Prior Year    2000     Prior Year
                       -----------------------------------------------------------------------------------------------
    Total Slot Revenue     $138,560        0.0%    $138,645       3.2%    $134,330        3.7%   $129,500       10.3%

    Average Number
    Of Slots                  4,228        1.0%       4,187        .4%       4,170         .5%      4,148        2.2%

    Average Win Per
    Slot Per Day         90 dollars       -1.1%  91 dollars       2.5%  88 dollars        3.5% 85 dollars        4.7%




                                                  WOMACKS CASINO AND HOTEL DATA


                                     % change                % change                % change                 % change
                                       Over                    Over                    Over                     Over
                           2003     Prior Year     2002     Prior Year     2001     Prior Year     2000      Prior Year
                       ------------------------------------------------------------------------------------------------
   Total Slot Revenue       $20,625   -12.5%         $23,563   1.8%          $23,142   -2.2%         $23,670    6.5%

   Average Number
   Of Slots                     622   -2.8%              640   7.9%              593   -5.4%             627    5.9%

   Average Win Per
   Slot Per Day          91 dollars   -9.9%      101 dollars   -5.6%     107 dollars   3.6%      103 dollars      -

   Market Share of
   Cripple Creek AGP          14.9%   -12.4%           17.0%   -1.3%           17.2%   -5.7%           18.3%    -3.1%



     Gaming in Colorado is "limited stakes," which restricts any single wager to a maximum of 5 dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 97% of total gaming revenues at Womacks and in Cripple Creek, is currently impacted only marginally by the 5 dollar limitation.

     The Company faces intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size and many other smaller casinos. There can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to or more substantial than those recently undertaken by the Company, thereby further increasing competition, or that large, established gaming operators will not enter the Cripple Creek market. The Company seeks to compete against these casinos through promotion of Womacks Gold Club and other marketing efforts. Management believes that the casinos likely to be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos that have reached a certain critical mass.

     The Company competes, to a far lesser extent, with 20 casinos in Black Hawk and five casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 30 miles from Denver and a two and one-half hour drive from Cripple Creek. The main market for Cripple Creek is the Colorado Springs metropolitan area, and the main market for Black Hawk and Central City is the Denver metropolitan area.

     There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

     The Caledon, South Africa Market - Caledon is a small agricultural community located approximately 60 miles east of Cape Town. Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wild flower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa & Casino site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa). Traffic will be somewhat slower in the winter months (June through September), but management believes that the enhanced hot springs facilities will increasingly attract additional patrons during these months.

     The Caledon Hotel, Spa & Casino operates its casino under one of only four licenses awarded in the Western Cape Province, which has a population of approximately 4 million. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa & Casino faces intense competition from a large casino located in Cape Town approximately one hour from Caledon and, to a much lesser degree, two other casinos. The Company competes against these casinos by emphasizing Caledon's destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players.

     Many of the Company's competitors have greater financial, operational and personnel resources than the Company. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

     The National Gambling Board has approved the introduction of Limited Payout Machines ("LPM") and has approved 105 such devices for the Overberg region of the Western Cape, the market in which CCAL operates. An approved operator, which can have a maximum of 5 devices, will be permitted to operate the devices without the overhead of a typical casino. They will, however, be subject to central monitoring.

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



                                                        GAMING REVENUE BY MARKET

                                                             % change                     % change                 % change
                                                               Over                          Over                    Over
                                                  2003       Prior Year        2002        Prior Year       2001    Prior Year
                                                                (2)                          (2)                      (1)
                              _______________________________________________________________________________________________

   CALEDON CASINO                       Rand      R67,976       11.3%         R61,100        21.3%       R50,368       N/A
                              USD equivalent       $9,211                      $5,899                     $5,892

   Other three casinos                  Rand   R1,058,619       12.2%        R943,346        26.5%      R745,943      N/A
                              USD equivalent     $143,298                     $91,162                    $87,530

   WESTERN CAPE TOTAL(1)                Rand   R1,126,595       12.2%      R1,004,446        26.1%      R796,311      N/A
                              USD equivalent     $152,509                     $97,061                    $93,422
                                                 ========                     =======                    =======

(1) Western Cape information not available for 2000. (2) Excluding effects of fluctuations in foreign exchange rate.




                                              THE CALEDON HOTEL SPA & CASINO DATA

                                                 % change                % change
                                                   Over                     Over
                                       2003     Prior Year      2002    Prior Year     2001 (2)
                                  --------------------------------------------------------------
Total Slot Revenue                     R62,345       12.8%     R55,276       26.3%      R43,750
                                        $8,443       58.0%      $5,343        4.7%       $5,104
Market Share in % (1)                     6.0%       -1.6%        6.1%       -3.2%         6.3%

Average Number
Of Slots                                   274        7.9%         254        1.6%          250
Average Win Per Slot Per Day          623 rand        4.5%    596 rand       24.4%     479 rand
                                    84 dollars       44.8%  58 dollars        3.6%   56 dollars
# of Slot Machines % of Total
Western Cape Market                      10.9%       -2.7%       11.2%        0.9%        11.1%

Average Number
Of Tables                                    8        0.0%           8      -42.9%           14

# of Tables % of Total
Western Cape Market                       8.8%     -11.1 %        9.9%      -34.9%        15.2%



(1)  Based on the total Adjusted Gaming Revenue of Western Cape.
(2) Western Cape information not available for 2000. The Caledon Casino opened for business on October 11, 2000 and was in operation for 82 days in the year 2000. The Caledon casino reported a decline in the average slot per day in 2001 compared to 2000, due largely to the December 2000 opening of a major competitor in Cape Town, approximately one hour from Caledon, with approximately 1,400 slot machines and the devaluation of the Rand versus the U.S. dollar throughout 2001 and a majority of 2002.

Employees

     Womacks Casino and Hotel - The Company employs approximately 200 persons in Cripple Creek, Colorado on a full-time equivalent basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. In March 1998, the Company adopted a 401(k) Savings and Retirement Plan for its employees.

     Caledon Hotel, Spa & Casino - The Caledon Hotel, Spa & Casino employs approximately 340 persons on a full-time equivalent basis, including cashiers, dealers, room service, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

     Casino and hotel employees are represented by the T.E.U.S.A. (Technical Employee Union of South Africa). Membership in the union is not mandatory and less than 50% of eligible employees are currently members. On November 24, 2001, the T.E.U.S.A. initiated a strike action against the hotel and casino. An application for a temporary interdict was granted by the Labor Court with cost to the union and union officials. Employees returned to work on December 15, 2001 and on January 29, 2002 the temporary interdict was made final. There was no further industrial action and there have been no strikes since that time. The Company notified T.E.U.S.A. on January 27, 2004 that it was no longer representative of the employees of the casino and hotel. T.E.U.S.A. has 60 days to remedy this position. A new union, the SACCAWU, has started recruiting members, but not recruited the 50% necessary to represent them as a union; therefore, management does not believe there is a risk of a strike in the near term.

Seasonality

     Womacks Casino and Hotel - The Company's business in Cripple Creek, Colorado is at its highest levels during the tourist season (i.e., from May through September). Its base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

     Caledon Hotel, Spa & Casino - The Company's business in Caledon is at its highest levels of business during the holiday season in December. Caledon has a very mild climate and management believes that it can maintain steady traffic to The Caledon Hotel, Spa & Casino in the winter months (June through September) due to its modern historic hot springs facilities.

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

     Caledon Hotel, Spa & Casino - Caledon's gaming operations are subject to strict regulations by the Western Cape Gambling and Racing Board under national and provincial legislation. Statutes and regulations require the Company to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against the Company and/or its officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. Management believes that the Company is in compliance with applicable gaming regulations.

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

     Silversea Cruise Ships, The World of ResidenSea, Oceania Cruise Ships - The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, the Company follows standardized rules and practices in the daily operation of the casinos. This segment of the Company's operations accounted for almost 6% of the Company's total net operating revenue for 2003, compared to less than 3% for 2002.

Item 2. Properties.

     The Company's U.S. offices are located at 157 East Warren Avenue, Cripple Creek, Colorado. See Item 1. "Business -- Property and Project Descriptions" herein for a description of the Company's other properties. See also Note 5, Long-Term Debt, to the Consolidated Financial Statements for complete disclosure of the debt instruments which are secured by Company's property.

Item 3. Legal Proceedings.

     The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management's opinion, could have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2003 annual meeting of the stockholders of the Company was held on June 16, 2003. At the annual meeting the two Class III directors to the Board, Erwin Haitzmann and Gottfried Schellmann were re-elected to the Board for a three year term. On this proposal to elect the Class III directors, the votes were: Erwin Haitzmann, 10,646,586, for, 0 (zero) against, and 407,709 abstained; Gottfried Schellmann, 10,656,811, for, 0 (zero) against, and 397,484 abstained. No other proposals were brought for a vote of the stockholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company began trading in the NASDAQ SmallCap Market on November 10, 1993. The following table sets forth the low and high sale price per share quotations as reported on the NASDAQ Stock Market of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter Ended               Low             High

March 31, 2002              $2.02            $3.81
June 30, 2002               $2.60            $3.44
September 30, 2002          $1.95            $3.13
December 31, 2002           $1.63            $2.30

March 31, 2003              $1.85            $2.50
June 30, 2003               $1.88            $2.49
September 30, 2003          $2.11            $3.00
December 31, 2003           $2.20            $3.93


     At December 31, 2003, the Company had approximately 100 stockholders of record of its common stock. Management estimates that the number of beneficial owners is approximately 2,200.

     At the present time, management of the Company intends to use any earnings that may be generated to finance the growth of the Company's business. The RCF currently prohibits the payment of dividends, consequently, no dividends have been declared or paid by the Company, and it does not presently intend to pay dividends.

     The following table provides the information as of December 31, 2003 relating to securities authorized for issuance under equity compensation plans.



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

                                               (a)                            (b)                               (c)
--------------------------------- ------------------------------ ------------------------------ ------------------------------
   Equity compensation plans                2,160,300                        $1.29                        1,665,309
  approved by security holders
--------------------------------- ------------------------------ ------------------------------ ------------------------------
 Equity compensation plans not
  approved by security holders                  -                              -                              -
--------------------------------- ------------------------------ ------------------------------ ------------------------------
             Total                          2,160,300                        $1.29                        1,665,309
--------------------------------- ------------------------------ ------------------------------ ------------------------------



     The Company has an Employees' Equity Incentive Plan (the "Plan") that provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Through December 31, 2003, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company's Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allows limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee's family trust. The Company last granted options to any officers in 1999. As of December 31, 2003 there were 2,160,300 options outstanding under the Plan and 1,665,309 available under the plan. Subsequent to December 31, 2003, 1,352,710 options were granted by the independent members of the Company's Incentive Plan Committee to eight officers and employees of the Company with an exercise price of $2.93. The Plan expires in April 2004. At this time, the Company does not intend to propose a new employee equity incentive plan, thus will not ask the stockholders for approval of a new plan at its 2004 annual stockholders meeting.

Item 6. Selected Financial Data



                                                              For the Year Ended December 31,
                                      2003              2002             2001              2000             1999
                                      ----              ----             ----              ----             ----
                                     (1), (2)          (2), (3)           (4)               (1)
Results of Operations:
   Net Operating Revenue          $     31,402      $     29,337     $     29,456      $     26,232     $     20,929
   Net Earnings                          3,246             3,079            2,455             3,253            2,221
   Net Earnings per Share:
      Basic                       $       0.24      $       0.23     $       0.18      $       0.23     $       0.15
      Diluted                     $       0.22      $       0.20     $       0.16      $       0.22     $       0.15

Balance Sheet:
   Cash and Cash Equivalents      $      4,729      $      4,582     $      3,031      $      9,077     $      2,508
   Total Assets                         54,817            51,143           44,819            56,122           34,023
   Long-Term Debt                       14,913            16,531           15,991            20,314           10,459
   Total Liabilities                    21,769            24,040           22,641            33,152           12,892
   Total Shareholders' Equity           33,048            27,103           22,178            22,970           21,131



(1) In April 2000, the Company, through CCA, purchased 50% interest in CCAL, which was awarded a casino license in April 2000. The Caledon Hotel, Spa & Casino opened for business in October 2000. In December 2000, the Company, through CCA, acquired an additional 15% of The Caledon Hotel, Spa & Casino, raising its ownership of the project to 65%. In January 2003, the Company, through CCA, acquired the remaining 35% interest in CCAL.

(2) Effective 2002, in accordance with SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. The goodwill amortization expense, net of income taxes, for the years ended December 31, 2001, 2000, and 1999 was $1,171, $1,118, and $841,
     respectively.

(3)  In 2002,  the  Company  wrote  down the value of the  non-operating  casino property and land held for sale in Nevada by $447 and recorded a $399 write-off for advances made and pre-construction costs incurred in conjunction with the Johannesburg project and a $299 write-off for unpaid casino technical service fees from Casino Millennium. See Note 12, Property Write-Down and Other Write-Offs, to the Consolidated Financial Statements.

(4) In 2001, the reduction in total assets is principally the result of the effects of the change in the exchange rate on CCAL assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

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

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, the Company's present dependence upon the Cripple Creek, Colorado and Caledon South Africa gaming markets, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

     The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations

     The Company is managed in four segments; Colorado, South Africa, Cruise Ships, and Corporate operations. The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Casino, Hotel and Spa.

     Cruise Ship operations include the revenue and expense of the seven combined shipboard operations for which the Company has casino concession agreements. Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.


Comparison of the Years ended December 31, 2003, 2002 and 2001

Consolidated Results of Operations

     The Company reported net operating revenue of $31,402 for the year ended December 31, 2003, compared to $29,337 in 2002 and $29,456 in 2001.

     The casino revenue, for the Company, was $31,869 in 2003 compared to $30,607 in 2002 and $30,096 in 2001. The casino expense was $11,667, $9,897 and
$9,401 for 2003, 2002 and 2001, respectively. General and administrative expense was $7,745 for 2003 compared to $7,191 in 2002 and $7,530 in 2001. Depreciation and amortization expense was $2,668 in 2003, $2,304 in 2002 and $3,147 in 2001.

     Total Company earnings from operations for the year ended December 31, 2003 was $6,804 compared to $7,291 in 2002 and $6,156 in 2001. The change from 2002 to 2003 is primarily an increase in earnings from operations from Caledon of $1,085, a decrease from Womacks of $2,782, and a charge of $1,145, for property write-down and other write-offs in 2002.

     Tax expense was $1,777 for 2003 compared to $2,454 in 2002 and $1,794 in 2001. The decrease in 2003 when compared to 2002 is mainly attributable to lower pre-tax income and lower effective tax rate in South Africa in 2003.

     The Company's net earnings for 2003 were $3,246, or $0.24 per share compared to net earnings of $3,079 or $0.23 per share in 2002 and $2,455 or $0.18 per share in 2001.

     A discussion by business segment follows below.

 Colorado Segment

     The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the years ended December 31, 2003, 2002 and 2001 are as follows:



                                             2003             2002             2001           % Change       % Change
                                                                                            2003 v. 2002    2002 v. 2001

    Casino                              $        20,981  $        23,922  $       23,385        -12.3%          2.3%
    Hotel, food and beverage                      1,267            1,193           1,276          6.2%         -6.5%
    Other (including
    promotional allowances)                     (3,846)          (3,855)         (3,639)         -0.2%          5.9%
                                           -------------    -------------    ------------
Net operating revenue                            18,402           21,260          21,022        -13.4%          1.1%
                                           -------------    -------------    ------------
Costs and Expenses
    Casino                                        6,702            7,038           6,324         -4.8%         11.3%
    Hotel, food and beverage                        357              277             399         28.9%        -30.6%
    General and administrative                    3,686            3,521           3,477          4.7%          1.3%
    Depreciation                                  1,349            1,334           2,997          1.1%        -55.5%
                                           -------------    -------------    ------------
                                                 12,094           12,170          13,197         -0.6%         -7.8%
                                           -------------    -------------    ------------
Earnings from operations                          6,308            9,090           7,825        -30.6%         16.2%
Interest expense                                      1              269             544        -99.6%        -50.6%
Other income, net                                    42               25              42         68.0%        -40.5%
                                           -------------    -------------    ------------
Earnings before income taxes                      6,349            8,846           7,323        -28.2%         20.8%
Income tax expense                                2,413            4,069           3,368        -40.7%         20.8%
                                           -------------    -------------    ------------
Net Earnings                            $         3,936  $         4,777  $        3,955        -17.6%         20.8%
                                           =============    =============    ============

     Excluded from the above results are, corporate bonuses that were previously charged to Womacks but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of CCAL and the repurchase of the Company's stock, and the related tax effects. A corresponding reclassification adjustment has been made to the Corporate & Other segment. There is no affect on the consolidated results.


Effect of reclassifications on segment

Segment net earnings before
reclassifications (*)                   $         2,703  $         3,827  $        3,168
Reclassifications
   Bonuses-General and administrative               590              608             569
   Interest expense                               1,399            1,152             889
   Income tax expense                             (756)            (810)           (671)
                                           -------------    -------------    ------------
Segment net earnings after
reclassifications                       $         3,936  $         4,777  $        3,955
                                           =============    =============    ============

* The reclassifications in 2003 are presented for informational purposes only.


Overall operating results were impacted by the casino results detailed below.

         Market Data


                                                                 2003             2002            2001

         Market share of the Cripple Creek  AGP                       14.9%           16.9%            17.0%
         Average number of slot machines                                622             640              593
         Market share of Cripple Creek gaming devices                 14.8%           15.3%            14.2%
         Average slot machine win per day                        91 dollars     101 dollars      107 dollars
         Cripple Creek average slot machine win per day          90 dollars      91 dollars       88 dollars


     When comparing 2003 to 2002, there was no growth in the Cripple Creek market. For the Company, distractions from major construction in the casino, limited access to the casino from the adjoining parking lot during the first four months of the year, and poor weather conditions, particularly in March and April 2003, had an adverse effect on casino revenue and overall operating results. The casino has expanded the use of both radio and TV advertising in its efforts to compete for the pool of entertainment dollars. Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. However, covered parking garages provided by two of our competitors, completed by September 2002, have impacted the casino, particularly during inclement weather providing both with a significant number of close proximity parking places, an advantage previously held by Womacks. Both competitors also have a large number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. The Company has not yet decided on the next phase of expansion, but owns all of the vacant property adjacent to the casino and is able to expand if it concludes that the expansion is in the Company's best interest.

     When comparing 2002 to 2001, there was a 2.8% increase in the Cripple Creek market. In the fourth quarter of 2001, the Company undertook a 6,022 square foot expansion to the rear of the property, of which half of the project increased space for gaming. The first half of the project was completed in September 2002. Distractions from construction, limited access to the casino from adjoining parking lot for all of 2002 had adverse effect on the casino revenues.

     During 2003, Womacks leased approximately 37 slot machines, compared to 42 during the same period in 2002 and an average of 11 in 2001, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $424, $417 and $131 in 2003, 2002 and 2001, respectively.

Hotel, Food and Beverage

     When comparing 2003 and 2002, an increase of 7.8% in restaurant revenues is primarily a result of the visibility obtained by opening Bob's Grill on the gaming floor. In the third quarter of 2002 Womacks introduced Bob's Grill on the first floor of the casino and operated the Gold Mine restaurant on a limited schedule. Relocation of the restaurant to the first floor increased its visibility. In February 2003, we doubled the capacity of Bob's Grill and limited the use of the former Gold Mine restaurant, which is located on the second floor, to weekend and holiday buffets.

     When comparing 2002 to 2001, a decrease of 16.5% in restaurant revenues is primarily attributable to reduced operating hours of Gold Mine restaurant. In July 2002, Womacks introduced Bob's Grill on the main gaming floor to improve customer convenience and converted the upstairs restaurant to a fine dining restaurant with limited operating hours.

     All of the revenue generated by the hotel operations is derived from comps to better players. Womacks hotel occupancy rate was 84% in 2003 compared to 85% in 2002 and 81% in 2001.

Other

     Comparing 2003 to 2002, the increase in general and administrative costs is primarily attributable to Womacks' contributions to the campaign organized by Colorado's gaming industry against the proposed introduction of video lottery terminals ("VLT's")(see "Liquidity and Capital Resources"). Womacks' contribution to the campaign totaled $127 in 2003.

     The decrease in interest expense, including debt issuance cost, to $1 in 2003, net of $1,399 in interest allocated to the Corporate & Other segment, from $269, net of $1,152 in interest allocated to the Corporate & Other segment in 2002, is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of the swap agreements, to 8.72% from 9.75%. The average balance of the RCF increased to $12.6 million in 2003 from $11.7 million in 2002. The major factor for the increase in the average balance of the RCF is the $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in CCAL by the Company. Since the second quarter of 2000, the Company has borrowed a total of $9.5 million under the RCF to fund its projects in South Africa and an additional $3.8 million to fund the repurchase of shares of the Company's stock. The interest on the combined amount has resulted in a charge of approximately $1,399 and $1,152, to the Company's Corporate & Other segment and recognized as interest income in the Company's Colorado segment in 2003 and 2002, respectively.

     When comparing 2002 to 2001, interest expense, including debt issuance cost, decreased to $269, net of $1,152 in interest allocated to the Corporate & Other segment in 2002 from $544, net of $889 in interest allocated to the Corporate & Other segment in 2001. Since the second quarter of 2000 and through December 31, 2002, the Company has borrowed a total of $7 million under the RCF to fund its investments in South Africa and an additional $3.4 million to fund the repurchase of the Company's stock. The resulting charge of approximately $1,152 in 2002 and $889 in 2001 has been charged against the Company's Corporate segment and recognized as interest income in the Company's Colorado segment.

     The Colorado segment recognized income tax expense of $2,413 in 2003 versus $4,069 in 2002, principally the result of a decrease in earnings before income taxes. The segment recognized income tax expense of $4,069 in 2002 compared to $3,368 in 2001 due to an increase in pre-tax earnings.

South African Segment

     The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL, which owns the Caledon Hotel, Spa & Casino. Inter-company transactions, including management and incentive fees, shareholder's interest and their related tax effects have been excluded from the Caledon and CCA results within the South African segment.

     Improvement in the Rand versus the dollar when comparing 2003 to 2002 has had a positive impact on the reported revenues and a negative impact on expenses. When comparing 2002 to 2001, the deterioration in Rand versus the dollar had a negative impact on the reported revenues and a positive impact on expenses.

     Operational results in US dollars for the years ended December 31, 2003, 2002 and 2001 are as follows: (See next page for results in Rand)



CALEDON
                                                   2003           2002           2001          % Change      % Change
                                                                                              2003 v. 2002  2002 v. 2001
Operating Revenue
    Casino                                    $        9,211  $       5,899  $       5,892        56.1%         0.1%
    Hotel, food and beverage                           2,301          1,437          1,376        60.1%         4.4%
    Other (including promotional
    allowances)                                        (363)          (253)             20        43.5%     1,365.0%
                                                 ------------    -----------    -----------
Net operating revenue                                 11,149          7,083          7,288        57.4%        -2.8%
                                                 ------------    -----------    -----------
Costs and Expenses
    Casino                                             3,993          2,322          2,844        72.0%       -18.4%
    Hotel, food and beverage                           1,996          1,232          1,349        62.0%        -8.7%
    General and administrative                         1,552          1,342          1,288        15.6%         4.2%
    Depreciation                                       1,070            734          1,219        45.8%       -39.8%
                                                 ------------    -----------    -----------
                                                       8,611          5,630          6,700        52.9%       -16.0%
                                                 ------------    -----------    -----------
Earnings from operations                               2,538          1,453            588        74.7%       147.1%
Interest expense                                         929            804            881        15.5%        -8.7%
Other income, net                                        154            146             56         5.5%       160.7%
                                                 ------------    -----------    -----------
Earnings (loss)  before income taxes                   1,763            795          (237)       121.8%       435.4%
Income tax expense (benefit)                             581            256           (87)       127.0%       394.3%
                                                 ------------    -----------    -----------
Net Earnings (Loss)                           $        1,182  $         539  $       (150)       119.3%       459.3%
                                                 ============    ===========    ===========

CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative                $          352  $         154  $         131       128.6%        17.6%
    Depreciation and amortization                          3              -             75          n/a      -100.0%
    Write off of advances                                  -            400              -        -100%          n/a
                                                 ------------    -----------    -----------
                                                         355            554            206       -35.9%       168.9%
                                                 ------------    -----------    -----------
Loss from operations                                   (355)          (554)          (206)       -35.9%       168.9%
Other income (loss), net                                  28             23           (27)        21.7%       185.2%
                                                 ------------    -----------    -----------
Loss before income taxes                               (327)          (531)          (233)       -38.4%       127.9%
Income tax (expense) benefit                              94          (160)             70      -158.8%      -328.6%
                                                 ------------    -----------    -----------
Net Loss                                      $        (233)  $       (691)  $       (163)       -66.3%       323.9%
                                                 ============    ===========    ===========

MINORITY INTEREST (EXPENSE) BENEFIT           $         (22)  $        (31)  $          32       -29.0%      -196.9%
                                                 ------------    -----------    -----------
SOUTH AFRICA NET EARNINGS (LOSS)              $          927  $       (183)  $       (281)       606.6%       -34.9%
                                                 ============    ===========    ===========

  Average exchange rate (Rand/USD)                      7.43          10.41           8.47        28.6%       -22.9%



Operational results in Rand for the years ended December 31, 2003, 2002 and 2001 are as follows:



CALEDON                                             2003           2002           2001        % Change        % Change
                                                                                             2003 v. 2002    2002 v. 2001
Operating Revenue
    Casino                                    R       67,976  R      61,100  R      50,368         11.3%         21.3%
    Hotel, food and beverage                          17,061         14,863         11,862         14.8%         25.3%
    Other (including promotional
    allowances)                                      (2,584)        (2,619)          (810)         -1.3%        223.3%
                                                 ------------    -----------    -----------
Net operating revenue                                 82,453         73,344         61,420         12.4%         19.4%
                                                 ------------    -----------    -----------
Costs and Expenses
    Casino                                            29,365         24,131         24,124         21.7%          0.0%
    Hotel, food and beverage                          14,998         12,717         11,516         17.9%         10.4%
    General and administrative                        11,484         13,847         10,387        -17.1%         33.3%
    Depreciation                                       7,950          7,532         10,320          5.5%        -27.0%
                                                 ------------    -----------    -----------
                                                      63,797         58,227         56,347          9.6%          3.3%
                                                 ------------    -----------    -----------
Earnings from operations                              18,656         15,117          5,073         23.4%        198.0%
Interest expense                                       6,950          8,394          7,549        -17.2%         11.2%
Other income, net                                      1,167          1,495            481        -21.9%        210.8%
                                                 ------------    -----------    -----------
Earnings (loss)  before income taxes                  12,873          8,218        (1,995)         56.6%        511.9%
Income tax expense (benefit)                           4,284          2,618          (312)         63.6%        939.1%
                                                 ------------    -----------    -----------
Net Earnings (Loss)                           R        8,589  R       5,600  R     (1,683)         53.4%        432.7%
                                                 ============    ===========    ===========

CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative                R        2,640  R       1,677  R       1,084         57.4%         54.7%
    Depreciation and amortization                         18              -            635           n/a       -100.0%
    Other                                                  -              -              -           n/a           n/a
    Write off of advances                                  -          4,182              -       -100.0%           n/a
                                                 ------------    -----------    -----------
                                                       2,658          5,859          1,719        -54.6%        240.8%
                                                 ------------    -----------    -----------
Loss from operations                                 (2,658)        (5,859)        (1,719)        -54.6%        240.8%
Other income, net                                        215            242             36        -11.2%        572.2%
                                                 ------------    -----------    -----------
Loss before income taxes                             (2,443)        (5,617)        (1,683)        -56.5%        233.7%
Income tax benefit                                       713          1,005          1,266        -29.1%        -20.6%
                                                 ------------    -----------    -----------
Net Loss                                      R      (1,730)  R     (4,612)  R       (417)        -62.5%      1,006.0%
                                                 ============    ===========    ===========
MINORITY INTEREST (EXPENSE) BENEFIT           R        (176)  R       (490)  R         549        -64.1%       -189.3%
                                                 ------------    -----------    -----------
SOUTH AFRICA NET EARNINGS (LOSS)              R        6,683  R         498  R     (1,551)      1,242.0%       -132.1%
                                                 ============    ===========    ===========




          Casino Market Data (in Rand)

                                                           2003           2002           2001
         Market share of the Western Cape AGP                   6.0%           6.1%           6.3%
         Market share of Western Cape gaming devices           10.9%          11.2%          11.1%
         Average number of slot machines                         274            254            250
         Average slot machine win per day                   623 Rand       596 Rand       479 Rand
         Average number of tables                                  8              8             14
         Average table win per day                        1,928 Rand     1,995 Rand     1,295 Rand


     The results discussed below are all based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     When comparing 2003 and 2002, the 11.3% increase in the gross casino revenue is attributable to a number of factors including an increase in the number of slot machines, the introduction of cash couponing and other successful marketing efforts, an expanded smoking section, improved management and employee training. Since the purchase of the remaining 35% interest in CCAL in January 2003, the Company has focused on marketing the resort as a unified property, offering its guests an array of amenities that complement the gaming experience. These include a 92-room hotel, a variety of dining experiences, and the historic mineral hot spring & spa. The increase in casino expenses in excess of the increase in the corresponding revenue is attributable to the increased cost of marketing the casino, period cost associated with routine maintenance to the property, and to the effect of inflation. CCAL competes against a much larger competitor located in a more populous area of the Western Cape.

     When comparing 2002 and 2001, the 21.3% increase in the gross casino revenue is primarily the result of the increase in number of slot machines and successful marketing efforts. The relatively nominal increase in casino expenses, resulting in an improved casino margin was a result of management's ability to contain costs while increasing gaming revenue.

Hotel, Food and Beverage

     Hotel occupancy was 57% for 2003 compared to 58% in 2002. Conference sales showed a 10% improvement for 2003 compared to 2002, while leisure sales decreased by 6% in the corresponding period. Food and beverage revenue has increased by 17.9%, primarily due to the increase in the number of theme dinners and banquets, as well as a general price increase.

     Hotel occupancy was 58% in 2002 compared to 49% in 2001. Conference sales showed a 28% improvement for 2002 compared to 2001 due to a casino promotion held in January 2002. The total conference sales for 2002 accounted for 16% of total hotel occupancy. Conference and leisure sales showed a combined growth of 18% in 2002 over 2001.

     CCAL continues to make a number of repairs and improvements to the resort on an ongoing basis. Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor and supplies. When comparing 2003 and 2002, hotel repair cost increased by 40.1%, accounting for R84 of the increase in expenses. Labor cost, including health insurance and uniforms, has increased by 39.4%, accounting for R1,871 of the increase in expenses. When comparing 2002 and 2001, labor costs, including health insurance and uniforms, increased by 6.2%, accounting for R278 increase in expenses. Increases in cost of goods sold account for R1,104 increase, or 37.2%.

Other

     Other operating revenue principally consists of promotional allowances and revenue generated from the resort's ancillary services, which include the adventure center, spa center, and conference room rental. Administrative support for South Africa which was paid by Caledon and CCI in 2002 and 2001 has been transferred to CCA in 2003, accounting for a portion of the decrease in Caledon's and Corporate's general and administrative expenses and the corresponding increase in CCA's administrative expenses.

     The weighted-average interest rate on the borrowings under the ABSA Bank loan agreement is 16.9% in 2003, 2002 and 2001. When comparing 2003 and 2002 and excluding the effect of fluctuations in the exchange rate, interest expense has decreased by 17.2%, as the principal balance of the term loans and capitalized leases are repaid.


Cruise Ships Segment

     The Cruise ships' segment operational results for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                   2003           2002           2001          % Change        % Change
                                                                                             2003 v. 2002     2002 v. 2001
       Operating Revenue
           Casino                             $        1,677  $         786  $         819        113.4%         -4.0%
           Other (including promotional
           allowances)                                    60             38             72         57.9%        -47.2%
                                                 ------------    -----------    -----------
       Net operating revenue                           1,737            824            891        110.8%         -7.5%
                                                 ------------    -----------    -----------

       Costs and Expenses
           Casino                                      1,172            537            624        118.2%        -13.9%
           General and administrative                      3              1              1        200.0%          0.0%
           Depreciation                                   74             45             47         64.4%         -4.3%
                                                 ------------    -----------    -----------
                                                       1,249            583            672        114.2%        -13.2%
                                                 ------------    -----------    -----------
       Earnings from operations                          488            241            219        102.5%         10.0%
       Other income, net                                  17              -              -           n/a             -
                                                 ------------    -----------    -----------
       Earnings before income taxes                      505            241            219        109.5%         10.0%
       Income tax expense                                150             88             82         70.5%          7.3%
                                                 ------------    -----------    -----------
       Net Earnings                           $          355  $         153  $         137        132.0%         11.7%
                                                 ============    ===========    ===========


     In 2003 the Company operated casinos on a total of seven ships: four from Silversea, one on the World of ResidenSea and two on Oceania Cruises. In 2002, the Company operated casinos on four ships: three on Silversea and one on the World of ResidenSea. In May 2003, Silver Wind, which was taken out of service in October 2001 after the events of September 11, 2001, returned to operation. In April 2003, the Company opened the casino aboard Oceania Cruises' Insignia. Opening of the casino aboard Regatta, another vessel operated by Oceania Cruises, followed in June 2003.

     When comparing 2002 and 2001 operational results, in 2002 the Company operated casinos on four ships: three on Silversea and one on the World of ResidenSea. In 2001 we operated four casinos all aboard Silversea's cruise ships. Following the events of September 11, 2001, the cruise ships saw a substantial decrease in the amount of passenger traffic. In October 2001, SilverSea Cruises removed from service one of the four ships on which the Company has casino operations. In 2002, cruise ship operations started to rebound as the travel industry began to recover. In March 2002, the World of ResidenSea embarked on her maiden voyage.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $588, $138 and $258 of the total casino expenses incurred in 2003, 2002 and 2001, respectively.

     Casino expenses, excluding concession fees, dropped to 34.8% of casino revenue in 2003 compared to 50.8% in 2002, reflecting the Company's ability to leverage its cruise ship operations. In 2001, the casino expenses, excluding concession fees, constituted 44.7% of casino revenues.

     We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the number of passengers and the quality of the players. This is a condition that is beyond the control of the Company.

Corporate & Other Segment

                                                2003             2002            2001           % Change        % Change
                                                                                              2003 v. 2002     2002 v. 2001
    Operating Revenue
         Other                            $            114   $          170  $         255         -32.9%          -33.1%
                                             --------------   --------------    -----------
    Net operating revenue                              114              170            255         -32.9%          -33.1%
                                             --------------   --------------    -----------

    Costs and Expenses
        General and administrative                   2,152            2,172          2,242          -0.9%           -3.1%
        Property  write-down  and  other
        write offs net of (recoveries)                (35)              746             57        -104.7%         1208.8%
        Depreciation                                   172              191            226          -9.9%          -15.5%
                                             --------------   --------------    -----------
                                                     2,289            3,109          2,525         -26.4%           23.1%
                                             --------------   --------------    -----------
    Loss from operations                           (2,175)          (2,939)        (2,270)         -26.0%           29.5%
    Interest expense                                 1,422            1,171            934          21.4%           25.4%
    Other income, net                                  352              323            349           9.0%           -7.4%
                                             --------------   --------------    -----------
    Loss before income taxes                       (3,245)          (3,787)        (2,855)         -14.3%           32.6%
    Income tax benefit                             (1,273)          (2,119)        (1,499)         -39.9%           41.4%
                                             --------------   --------------    -----------
    Net Loss                              $        (1,972)    $      (1,668) $     (1,356)          18.2%           23.0%
                                             ==============   ==============    ===========

     Included in the above results are corporate bonuses that were previously charged to Womacks but are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of CCAL and the repurchase of the Company's stock, and the related tax effects. A corresponding reclassification adjustment has been made to the Colorado segment. There is no effect on the consolidated results.


Effect of reclassifications on segment

Segment net loss before
reclassifications (*)                   $         (739)  $         (718)  $        (569)
Reclassifications
   Bonuses-General and
   Administrative                                 (590)            (608)           (569)
   Interest expense                             (1,399)          (1,152)           (889)
   Income tax expense                               756              810             671
                                           -------------    -------------    ------------
Segment net loss after
reclassifications                        $       (1,972)  $       (1,668)  $      (1,356)
                                           =============    =============    ============

* The reclassifications in 2003 are presented for informational purposes only.

     Net operating revenue principally consisted of casino technical service fees earned from operating Casino Millennium in Prague, Czech Republic of $114, $149 and $205 in 2003, 2002 and 2001, respectively. In August 2002, Prague, experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino was severely limited for months following the disaster and negatively affected the casino operation. Effective September 1, 2002, casino technical service fees and interest due to the Company will not be accrued until a certainty of cash flow is attained for Casino Millennium, but rather will be recognized when payment is certain.

     Property write-down and other write-offs, net of (recoveries) in 2003 include $35 in unpaid casino technical service fees recovered from Casino Millennium, which was written off in 2002. Property write-down and other write-offs in 2002 includes a pre-tax charge in the amount of $447 to reduce the value of a non-operating property held by the Company in Nevada to its fair value, less costs to sell, based on the current assessment of the property and a pre-tax charge of $299 to write off unpaid casino technical service fees and loans related to its operations in Prague, Czech Republic. An additional $26 in interest income on the unpaid casino technical service fees and loans was also written off, bringing the total pre-tax charge for the segment to $772. Property write-down and other write-offs in 2001 include a charge of $57 for the write-down in value of non-operating property and land held by the Company in Nevada.

     Other income, net is primarily derived from interest earned on a $5.7 million note between WMCK Venture Corp. and CCI. The interest income is eliminated in consolidation.


Liquidity and Capital Resources

     Cash and cash equivalents totaled $5.3 million (including $598 of restricted cash) at December 31, 2003, and the Company had net deficit working capital of $164. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company has a total commitment of $26,000 ($23,111 net of the quarterly reduction) and unused borrowing capacity of approximately $11,354 at December 31, 2003.

     For the year ended December 31, 2003, cash provided by operating activities was $5.8 million compared with $7.4 million in 2002 and $6.5 million in 2001. Please refer to management's discussion of the results of operations.

     Cash used in investing activities of $3.5 million for the year ended December 31, 2003, consisted of: $675 towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing a larger, more player friendly gaming space and the ability to increase Womacks' slot machine capacity; $391 for new slot machines; $843 for additional improvements to the property in Caledon, South Africa, including $61 additional capitalized building costs related to the original construction; $1,259 towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $918 of which was applied against the minority shareholder liability and $341 of which increased the carrying value of the land in Caledon; $190 towards outfitting the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $486 due to expenditures for other long-lived assets, less $308 in proceeds from the disposition of assets; and a decrease of $64 in restricted cash.

     Cash used in investing activities of $4.4 million for the year ended December 31, 2002, consisted of $1,355 towards the purchase and improvements of the Palace Hotel in Cripple Creek and property, $1,200 towards the expansion of the Womacks casino at the rear of the property, $130 towards the construction of a restaurant and grill on the first floor of the Womacks casino, $812 on new gaming equipment, $477 for additional improvements to the property in Caledon, South Africa, $460 primarily for land purchased for the proposed casino development in Johannesburg, South Africa and $284 due to expenditures for other long-lived assets, less $263 in proceeds from the disposition of assets and $7 from a decrease in restricted cash.

     Cash used in investing activities of $3.9 million for the year ended December 31, 2001, consisted principally of $920 in cost related to the construction and furnishing of new hotel space at Womacks, including the associated cost of re-constructing the casino floor, $400 towards the expansion of the casino at the rear of the property that opened in 2002, which provided additional gaming space as well as hotel rooms, $555 towards the sinking fund required by the ABSA loan agreement, $1.6 million towards improvements at The Caledon Hotel, Spa & Casino in South Africa and the balance of $408 due to expenditure for other long lived assets, less $9 in proceeds from the disposition of assets.


     Cash used in financing activities of $2.6 million for the year ended December 31, 2003 consisted of net borrowings of $258 under the RCF with Wells Fargo plus $850 in proceeds from the exercise of stock options and other net borrowings of $43, less net repayments of $1,250 under the loan agreement with ABSA Bank, $1,259 to acquire a loan to CCAL held by the minority shareholder, Caledon Overberg Investments (Proprietary) Limited ("COIL"); $132 towards the repurchase of the Company's common stock on the open market at cost; and $1,106 towards the purchase of 489,264 shares of common stock from a former director, James Forbes, at a per share price of $2.26.

     Cash used in financing activities of $1.5 million for the year ended December 31, 2002 consisted of net repayments of $301 under the RCF with Wells Fargo, plus net repayments of $607 under the loan agreement with ABSA Bank, additional deferred financing charges incurred by the Caledon Hotel, Spa & Casino, with a cost of $23, additional deferred financing charges incurred by the Company to amend the RCF, with a cost of $92, the repurchase of the Company's common stock on the open market with a cost of $392 and other net repayments of $111, less $26 in proceeds from the exercise of stock options.

     Cash used in financing activities of $8.4 million for the year ended December 31, 2001 consisted of net repayments of $6.8 million under the RCF with Wells Fargo, net repayments of $417 under the loan agreement with ABSA Bank, repurchase of the Company's common stock on the open market with a cost of $674, and other net payments of $613, less $68 in proceeds from the exercise of stock options.

     The Company entered into an amended RCF with Wells Fargo Bank, more fully described in Note 5 to the Consolidated Financial Statements, in August 2002 which provides the Company with a total commitment of $26,000. Under the terms of the agreement, the maturity date of the borrowing commitment was extended to August 2007 and the funds available under the RCF are reduced by $722 each quarter beginning with the first quarter of 2003. The Company has the flexibility to use the funds for various business projects and investments.

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

     CCAL has entered into a loan agreement with PSG Investment Bank Limited ("PSGIB") which was subsequently acquired by ABSA Bank ("ABSA"), more fully described in Note 5 to the Consolidated Financial Statements, which provided a principal loan to fund the development of the Caledon project and a standby facility to provide working capital. Outstanding borrowings under the principal loan and standby facility bear interest at 17.05% and 15.1%, respectively. As of December 31, 2003, the entire amount has been advanced against the loan and the standby facility.

     The Company has a 20-year agreement with Casino Millennium a.s. ("CM"), a Czech company, to provide technical casino services to a casino in the five-star Marriott Hotel, in Prague, Czech Republic which began in January 1999. The hotel and casino opened in July 1999. In January 2000, the Company entered into a memorandum of agreement with B. H. Centrum, a Czech company which owns the hotel and casino facility, to acquire the operations of the casino by either a joint acquisition of CM or the formation of a new joint venture. In December 2002, the Company, through CMB, paid $236 towards an initial equity investment of 10% in Casino Millennium a.s., subject to the repayment of a CM loan to a Czech bank by Strabag AG, which has been repaid. In January 2004, the Company contributed gaming equipment and certain pre-operating costs, valued at $711, in exchange for the additional 40% interest in Casino Millennium, bringing its total equity investment to 50%.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar at a price equal to 85% of their fair market value at the time of exercise. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. Silverstar has no value until a gaming license is issued. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($59.8 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd. ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company recorded a $399 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. The GGB in December 2002 denied Silverstar's request. As a result, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court compel the authorities to award the license to Silverstar. On October 20, 2003 the High Court of South Africa handed down a judgment compelling the GGB to award the license to Silverstar. The GGB's request for leave to appeal the judgment was initially denied by the Pretoria High Court on November 11, 2003, but the High Court ruling was overturned and the request for leave to appeal was subsequently granted by the Supreme Court of Appeal of South Africa on February 5, 2004. Silverstar informed the Company that it does not yet have any indication with regard to the timing of the appeal process. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining, and recreational activities with a first phase of 950 slot machines and 30 gaming tables.

     While there can be no certainty as to the eventual outcome of Silverstar's efforts, CCA maintains the ownership of the land (book value of $659) that remains central to the Silverstar casino project. The Company has allocated minor funding towards further pursuit of this opportunity.

     CRA has submitted an application to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL, a wholly-owned subsidiary of Century Casinos, Inc. and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, should a license be awarded and all other approvals and funding be obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.5 million Canadian dollars ($12.8 million), including the 2.5 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by 746306 Alberta Ltd.

     In November 2003, a Colorado ballot issue, which, had it been approved, would have permitted the installation of at least 500 video lottery terminals "VLT's" at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek, was soundly defeated. The VLT's are almost identical to slot machines. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado. Womacks contributed $127 to the campaign against this proposal in 2003.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5,000 of the Company's outstanding common stock. During 2003, the Company repurchased 59,100 shares of its common stock on the open market at an average cost of $2.24. The Company also purchased 489,264 shares from one of its former directors at a price of $2.26 per share. Beginning in 1998 and through 2003, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

     Management believes that the Company's cash at December 31, 2003, together with expected cash flows from operations and borrowing capacity under the RCF, will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.



Contractual Obligations and Commercial Commitments

---------------------------------- ---------------------------------------------------------------------------------------
Contractual Obligations                                            Payments Due by Period
---------------------------------- ---------------------------------------------------------------------------------------
                                        Total        Less than 1 year     1-3 years        4-5 years       More than 5
                                                                                                              years
---------------------------------- ----------------- ----------------- ---------------- ---------------- -----------------
Long-Term Debt                      $        16,694  $          1,978  $         2,959   $       11,757   $             -
---------------------------------- ---- ------------ --- ------------- --- ------------ ---- ----------- ---- ------------
Capital Lease Obligations                       431               196              205               30                 -
---------------------------------- ---- ------------ --- ------------- --- ------------ ---- ----------- ---- ------------
Operating Leases                              1,411               579              522              182               128
---------------------------------- ---- ------------ --- ------------- --- ------------ ---- ----------- ---- ------------
Total Contractual Cash
Obligations                         $        18,536  $          2,753  $         3,686   $       11,969   $           128
---------------------------------- ---- ------------ --- ------------- --- ------------ ---- ----------- ---- ------------

     Subsequent to December 31, 2003 the Company signed commitments for gaming equipment and upgrades to its slot accounting system at Womacks totaling approximately $3.0 million.

Critical Accounting Policies

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of the Company's financial results and condition and/or require complex management judgment have been expanded and are discussed below. Information regarding the Company's other accounting policies is included in Note 2 to the Company's consolidated financial statements.

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

     Goodwill and Other Intangible Assets - The Company's goodwill results from the acquisitions of casino and hotel operations. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards Board (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally unamortized casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with as well as compliance with the original conditions of the casino operator license as set forth by the Board. Based on that evaluation, the Company has deemed the casino license costs to have an indefinite life. Included in assets at December 31, 2003 is unamortized goodwill of approximately $8,088 and unamortized casino license costs of approximately $1,760.

     The Company completed its initial impairment test on each of the reporting units for which it has recorded goodwill in 2002. The Company contracted third-party valuation firms to complete the analysis of each reporting unit and continues to use the same methodology when updating its assessment on an annual basis. In completing its analysis of the fair value of WMCK Venture Corporation, parent company of Womacks Casino and Hotel, the Company uses the Discounted Cash Flow ("DCF") Method in which the reporting unit is valued by discounting the projected cash flows, to a period in which the annual growth rate is expected to stabilize, to their present value based on a risk-adjusted discount rate. In completing its assessment in 2003, cash flows were projected through 2009, based on historical results, adjusted based on management's conservative projection of future revenue growth given existing market conditions. A risk adjusted discount rate which estimates the return demanded by third-party investors, taking into account market risks, and the cost of equity and after-tax debt in the optimal hypothetical capital structure, was used in the DCF calculation of WMCK Venture Corp. In completing its analysis of the fair market value of Century Casinos Caledon (Pty) Ltd, the owner of The Caledon Hotel, Spa & Casino, the Company also applied the DCF method and the results were compared to other methods of valuation, most notably the net asset value of Caledon in order to further justify the range of values. Cash flows were projected through the end of 2015. A risk adjusted rate, taking into account risk free rates of return, the return demanded by the South African equity market and a risk factor which measures the volatility of Caledon relative to the equity markets, was used in the DCF calculation of Caledon. The Company also tests intangible assets deemed to have an indefinite useful life (unamortized casino license costs), for impairment using the same methodology that it follows to assess goodwill. The Company has completed its assessment of the goodwill and other intangibles for the goodwill and other intangibles for impairment at December 31, 2003 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets is less than the current carrying value of the reporting units. The Company will continue to assess goodwill and other intangibles for impairment at least annually hereafter.

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


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2003. Actual results may differ materially.

Interest Rate Sensitivity

     The Company is subject to interest rate risk on the outstanding borrowing under the RCF with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

     In order to minimize the risk of increases in the prime rate or LIBOR, the Company has two interest-rate swap agreements on a total of $11.5 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement which matured on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. For example, for each hypothetical 100 basis points decrease in the three month LIBOR rate below the fixed rate paid by the Company less the applicable margin results in an increased use of $115 in cash on an annual basis. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, the same hypothetical 100 basis point increase results in an increased use of $40 in cash on an annual basis. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF would have been 3.98% in 2003, 4.68% in 2002 and 7.18% in 2001. The Company has not entered into any new swap agreements subsequent to October 1, 2003.

Foreign Currency Exchange Risk

     The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand.

     Fluctuations in the Rand affect the value of the Company's investment in The Caledon Hotel, Spa & Casino. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of December 31, 2003 would reduce the value of the Company's investment by approximately $1.6 million.

     Foreign currency fluctuations also have an impact on reported earnings, primarily those of the Company's South African subsidiaries. The Company has reported its significant foreign currency activity, primarily South Africa, in both Rand and in U.S. dollars, in its discussion and analysis of the South African segment beginning on page 26 hereof.


Item 8. Financial Statements and Supplementary Data

See "Index to Financial Statements" on page 2 hereof.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes in accountants, nor any disagreements on accounting and financial disclosure with the Company's independent auditors.


Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - Our Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(2) and 15d-15(e) under the Securities Exchange Act of 1937, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation , our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

     Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the captions "Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" and is incorporated herein by reference.

     Century Casinos, Inc. has adopted a Code of Ethics that applies to all directors, officers and employees, including our Chief Executive Officer, President, and Principal Accounting Officer. A complete text of this Code of Ethics is attached as Exhibit 14 in this Annual Report on Form 10-K.


Item 11. Executive Compensation.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Information Concerning Directors and Executive Officers" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item will be included in the Company's Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Voting Securities" and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

     The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


Item 14. Principal Accountant Fees and Services.

     The information in this item is incorporated by reference from the Company's Definitive Proxy material with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits , Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

     Consolidated Balance Sheets as of December 31, 2003 and 2002.

     Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001.

     Consolidated  Statements of Shareholders'  Equity and Comprehensive  Income
     (Loss) for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

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

10.87 Shareholders Agreement, dated December 3, 1999, and Addendum to the Agreement, dated December 9, 1999, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 4.2.3 and 6.7 of this agreement only), Caledon Hotel Spa and Casino Resort (Pty) Limited, Fortes King Hospitality (Pty) Limited, The Overberger Country Hotel and Spa (Pty) Limited, and Senator Trust

10.88 Memorandum of Agreement, dated January 7, 2000, by and between B. H. Centrum a.s.(a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc.

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

     The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2001 and are incorporated herein by reference:

Exhibit No. Description

10.102 Management Agreement by and between Century Casinos Inc. and Focus Casino Consulting A.G. dated March 1, 2001.

10.103 Management Agreement by and between Century Casinos Inc. and Flyfish Casino Consulting A.G. dated March 1, 2001.

10.104 Equity Subscription Agreement by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd. dated September 7, 2001.

10.105 Memorandum of Agreement by and between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Century Casinos Africa (Pty) Ltd. and Fortes King Hospitality (Pty) Ltd. (and/or its successor to the Hotel Management Agreement - FKH) dated September 20, 2001.

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

10.109 Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann dated October 12, 2001.

10.110 Employment Agreement by and between Century Casinos Inc. and Peter Hoetzinger dated October 12, 2001.

10.111 Amendment Number 1 to the Equity Subscription Agreement entered into on September 7, 2001 by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd. dated March 2, 2002.

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

     The following exhibits were filed with the Form 10-K for the fiscal year ended December 31, 2002 and are incorporated herein by reference:

Exhibit No. Description

10.116 First Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated May 01, 2000.

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

10.124 Sale Agreement between Century Casinos Africa (Pty) Limited and Caledon Overberg Investments (Pty) Limited dated January 7, 2003.

10.125 Cancellation Agreement between NEX Management (Pty) Ltd. and Century Casinos Caledon (Pty) Ltd. dated January 10, 2003.

10.126 Fourth Amendment to the Employee's Equity Incentive Plan as Amended and Restated dated March 10, 2003.

     The following exhibits were filed with the Form 10-Q for the quarterly period ended March 31, 2003 and are incorporated herein by reference:

Exhibit No. Description

10.127 Waiver and Release Agreement by and between Century Casinos, Inc. and James D. Forbes (director) dated May 01, 2003.

10.128 Agreement of Termination of Management Agreement Incorporating New Consulting Agreement by and between Century Casinos Inc and Respond Limited dated May 01, 2003

     The following exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 2003 and are incorporated herein by reference:

Exhibit No. Description

10.129 Fifth Amendment to Restated Employees' Equity Incentive Plan, dated June 4, 2003.

10.130 Brokerage Agreement between Novomatic AG and Century Casinos, Inc. dated January 4, 2000 and Amendment No. 1 to Brokerage Agreement dated July 24, 2003.

     The following exhibits are filed herewith:

Exhibit No. Description

14        Code of Ethics

21        Subsidiaries of the Registrant

23.1      Consent of Independent Auditors

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

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.

32.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.


b.   Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

          On October 29, 2003 the Registrant furnished a Current Report on Form 8- K in which it announced it had posted to its website a presentation of the Review of Financial Results of Operations and Financial Condition as of and for the period ended September 30, 2003, as a complementary presentation of its Third Quarter 2003 Form 10-Q and Earnings Release.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac t of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTURY CASINOS, INC.


                                 By:/s/ Erwin Haitzmann
                                    -----------------------------
                                    Erwin Haitzmann, Chairman of the Board and
                                    Chief Executive Officer


                                   /s/ Larry Hannappel
                                   ------------------------------
                                   Larry Hannappel, Chief Accounting Officer
                                   (Principal Accounting Officer)

                                   Date: March 8, 2004


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2004.



Signature                    Title

/s/ Erwin Haitzmann
---------------------        Chairman of the Board and
Erwin Haitzmann              Chief Executive Officer


/s/ Peter Hoetzinger
---------------------        Vice Chairman of the Board
Peter Hoetzinger             and President


/s/ Gottfried Schellmann      Director
------------------------
Gottfried Schellmann


/s/ Robert S. Eichberg        Director
----------------------
Robert S. Eichberg


/s/ Dinah Corbaci             Director
-----------------
Dinah Corbaci

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Century Casinos, Inc.


We have audited the consolidated balance sheets of Century Casinos, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Century Casinos Africa (Proprietary) Limited. (CCA), a 96.5% owned subsidiary, as of and for the years ended December 31, 2003 and 2002, which statements reflect total assets of 36 percent and 29 percent as of December 31, 2003 and 2002, respectively, and total revenues of 36 percent and 24 percent, respectively, for the years then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for CCA for 2003 and 2002, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
GRANT THORNTON LLP

Colorado Springs, Colorado
February 13, 2004 (except for Note 6, as to which
                   the date is March 4, 2004)

                                      -F1-

REPORT OF THE INDEPENDENT AUDITORS TO THE MEMBERS OF CENTURY CASINOS AFRICA (PROPRIETARY) LIMITED

We have audited the consolidated balance sheets of Century Casinos Africa (Proprietary) Limited and its subsidiaries as at 31 December 2003 and 31 December 2002 and related consolidated income statements, cash flow statements and statements of changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the directors of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

Scope

We conducted our audit in accordance with auditing standards generally accepted in South Africa and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes:
     - examining, on a test basis, evidence supporting the amounts and disclosures included in the financial statements,
     - assessing the accounting principles used and significant estimates made by management, and
     -    evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

Audit Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos Africa (Proprietary) Limited and its subsidiaries at 31 December 2003 and 31 December 2002 and the consolidated results of their operations, cash flow and changes in shareholders' equity for the years then ended in conformity with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the South African Companies Act, 1973.

Accounting principles generally accepted in South Africa differ in certain significant respects from accounting principles generally accepted in the United States of America and as allowed by Item 17 to Form 20-F. The application of the latter would have affected the determination of consolidated net income expressed in South African Rand for the years ended 31 December 2003 and 31
December 2002 and the determination of consolidated shareholders' equity expressed in South African Rand at 31 December 2003 and 31 December 2002 to the extent summarised in Note 28 to the financial statements.


/s/ PricewaterhouseCoopers Inc.
PricewaterhouseCoopers Inc.
Chartered Accountants (SA)
Registered Accountants and Auditors

Cape Town
1 March 2004


                                      -F2-



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------


                                                                       December 31, 2003    December 31, 2002
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $    4,729          $    4,582
   Restricted cash                                                                  598                 491
   Receivables                                                                      269                 133
   Prepaid expenses                                                                 441                 403
   Inventories                                                                      131                  84
   Other current assets                                                              28                  23
   Deferred income taxes                                                            111                  54
                                                                      -----------------    ----------------
       Total current assets                                                       6,307               5,770

Property and Equipment, net                                                      36,796              33,965
Goodwill, net                                                                     8,088               7,899
Casino License Acquisition Costs, net                                             1,760               1,298
Deferred Income Taxes                                                               666               1,078
Other Assets                                                                      1,200               1,133
                                                                      -----------------    ----------------
Total                                                                        $   54,817          $   51,143
                                                                      =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $    2,136          $    1,664
   Accounts payable and accrued liabilities                                       1,979               2,309
   Accrued payroll                                                                1,268               1,098
   Taxes payable                                                                  1,088                 747
                                                                      -----------------    ----------------
        Total current liabilities                                                 6,471               5,818


Long-Term Debt, less current portion                                             14,913              16,531
Other Non-current Liabilities                                                       371                 788
Minority Interest                                                                    14                 903
Commitments and Contingencies                                                         -                   -
Shareholders' Equity:
   Preferred stock; $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                                   -                   -
   Common stock; $.01 par value; 50,000,000 shares authorized;
       14,485,776 shares issued; 13,680,500 and 13,580,864 shares
       outstanding, respectively                                                    145                 145
   Additional paid-in capital                                                    21,529              21,874
   Accumulated other comprehensive income (loss)                                  2,034             (1,052)
   Retained earnings                                                             11,172               7,926
                                                                      -----------------    ----------------
                                                                                 34,880              28,893
    Treasury stock - 805,276 and 904,912 shares at cost,
                respectively                                                    (1,832)             (1,790)
                                                                      -----------------    ----------------
           Total shareholders' equity                                            33,048              27,103
                                                                      -----------------    ----------------
Total                                                                        $   54,817          $   51,143
                                                                      =================    ================
See notes to consolidated financial statements


                                      -F3-



CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                     For the Year Ended December 31,
                                                                 2003              2002              2001
                                                                 ----              ----              ----
Operating Revenue:
   Casino                                                     $    31,869      $    30,607        $    30,096
   Hotel, food and beverage                                         3,568            2,630              2,652
   Other                                                              622              524                771
                                                           ---------------  ---------------   ----------------
                                                                   36,059           33,761             33,519
   Less promotional allowances                                    (4,657)          (4,424)            (4,063)
                                                           ---------------  ---------------   ----------------
           Net operating revenue                                   31,402           29,337             29,456
                                                           ---------------  ---------------   ----------------

Operating Costs and Expenses:
    Casino                                                         11,667            9,897              9,401
    Hotel, food and beverage                                        2,553            1,509              1,748
    General and administrative                                      7,745            7,191              7,530
    Property write-down and other write offs, net of
    (recoveries)                                                     (35)            1,145                 57
    Depreciation and amortization                                   2,668            2,304              4,564
                                                           ---------------  ---------------  ----------------
           Total operating costs and expenses                      24,598           22,046             23,300
                                                           ---------------  ---------------   ----------------
Earnings from Operations                                            6,804            7,291              6,156
                                                           ---------------  ---------------   ----------------
Non-operating income (expense)
   Interest expense                                               (2,011)          (1,903)            (2,018)
   Other income, net                                                  252              176                 79
                                                           ---------------  ---------------   ----------------
           Non-operating income (expense), net                    (1,759)          (1,727)            (1,939)
                                                           ---------------  ---------------   ----------------
Earnings before
Income Taxes and Minority Interest                                  5,045            5,564              4,217
   Provision for income taxes                                       1,777            2,454              1,794
                                                           ---------------  ---------------   ----------------
Earnings before Minority Interest                                   3,268            3,110              2,423
   Minority interest in subsidiary (earnings) losses                 (22)             (31)                 32
                                                           ---------------  ---------------   ----------------
Net Earnings                                                  $     3,246      $     3,079        $     2,455
                                                           ===============  ===============   ================


Earnings Per Share, Basic                                     $      0.24      $      0.23        $      0.18
                                                           ===============  ===============   ================
Earnings Per Share, Diluted                                   $      0.22      $      0.20        $      0.16
                                                           ===============  ===============   ================

See notes to consolidated financial statements


                                      -F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------



                                                                 Accumulated
                                                    Additional   Other
                                     Common Stock    Paid-in  Comprehensive  Retained     Treasury Stock               Comprehensive
                                    Shares    Amount Capital  Income(Loss)   Earnings     Shares    Amount     Total   Income (Loss)
                                   ----------------- -------- ------------  ---------    -----------------     -----   -------------
BALANCE AT DECEMBER 31, 2000     14,485,776   $  145 $ 21,910  $   (659)     $  2,392     464,492  $  (818)  $  22,970

Purchases of treasury stock                -       -        -          -            -     340,000     (690)      (690)

Options exercised                          -       -     (16)          -            -    (47,500)        84         68

Foreign currency
  translation adjustment                   -       -        -    (2,078)            -           -         -    (2,078)     $ (2,078)

Cumulative effect of change in
  accounting principle related
  to interest rate swap,
  net of income tax benefit                -       -        -      (175)            -           -         -      (175)         (175)

Change in fair value of interest
 rate swap, net of income
 tax expense                               -       -        -      (379)            -           -         -      (379)         (379)

Other equity changes                       -       -        7         -             -           -         -          7

Net earnings                               -       -        -         -         2,455           -         -      2,455         2,455
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001     14,485,776  $  145  $ 21,901  $ (3,291)     $  4,847     756,992 $ (1,424)  $  22,178     $   (177)
                                                                                                                           =========

Purchases of treasury stock                -       -        -          -            -     177,920     (419)      (419)

Options exercised                          -       -     (27)          -            -    (30,000)        53         26

Foreign currency
  translation adjustment                   -       -        -      2,179            -           -         -      2,179       $ 2,179

Change in fair value of
  interest rate swap,
  net of income tax expense                -       -        -         60            -           -         -         60            60

Net earnings                               -       -        -          -        3,079           -         -      3,079         3,079
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002     14,485,776  $  145  $ 21,874  $ (1,052)     $  7,926     904,912 $ (1,790)  $  27,103     $   5,318
                                                                                                                           =========

Purchases of treasury stock                -       -        -          -            -      59,100     (131)      (131)

Purchase of treasury  stock
  from former director                     -       -        -          -            -     489,264   (1,106)    (1,106)

Options exercised                          -       -    (345)          -            -   (648,000)     1,195        850

Foreign currency
  translation adjustment                   -       -        -      2,824            -           -         -      2,824        $2,824

Change in fair value of
  interest rate swap,
  net of income tax expense                -       -        -        262            -           -         -        262           262

Net earnings                               -       -        -          -        3,246           -         -      3,246         3,246
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003     14,485,776  $  145  $ 21,529  $   2,034     $ 11,172     805,276 $ (1,832)  $  33,048     $   6,332
                                 ==========  ======  ========  =========     ========     ======= =========  =========     =========



See notes to consolidated financial statements


                                      -F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except for share information)
--------------------------------------------------------------------------------

                                                                              For the Year Ended December 31,

                                                                      2003                   2002                  2001
                                                                      ----                   ----                  ----

Cash Flows from Operating Activities:
   Net earnings                                                          $  3,246               $  3,079              $   2,455
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                        2,668                  2,304                  3,147
       Amortization of goodwill                                                 -                      -                  1,417
       Amortization of deferred financing costs                               113                     94                     82
       Gain on disposition of assets                                         (28)                   (34)                   (13)
       Deferred income tax expense (benefit)                                  199                     78                  (207)
       Minority interest in subsidiary earnings (losses)                       22                     31                   (32)
       Write down asset value (Note 12)                                         -                    447                     57
       Write off receivables and advances (Note 12)                             -                    698                      -
       Other                                                                   20                   (81)                      5
      Changes in operating assets and liabilities
        Receivables                                                         (118)                  (341)                     38
        Prepaid expenses and other assets                                   (236)                     94                    138
        Accounts payable and accrued liabilities                            (394)                    362                  (388)
        Accrued Payroll                                                       110                     96                   (27)
        Taxes Payable                                                         219                    569                  (177)
                                                                ------------------    -------------------   --------------------
        Net cash provided by operating activities                           5,821                  7,396                  6,495
                                                                ------------------    -------------------   --------------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                   (2,585)                (4,482)                (3,051)
    Acquisition of remaining interest in subsidiary                       (1,259)                      -                      -
    Expenditures for deposits and other assets                                  -                  (236)                  (277)
    Restricted cash (increase) decrease                                        64                      7                  (555)
    Proceeds received from disposition of assets                              308                    263                      9
                                                                ------------------    -------------------   --------------------
         Net cash used in investing activities                            (3,472)                (4,448)                (3,874)
                                                                ------------------    -------------------   --------------------


                          -Continued on following page-



                                      -F6-

                                                                                For the Year Ended December 31,

                                                                        2003                   2002                    2001
                                                                        ----                   ----                    ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                      $         27,269       $         15,556        $          21,321
   Principal repayments                                                  (29,478)               (16,575)                 (29,151)
   Deferred financing costs                                                     -                  (115)                        -
   Proceeds from exercise of options                                          850                     26                       68
   Purchases of treasury stock                                            (1,237)                  (392)                    (674)
                                                                   ---------------        ---------------         ----------------
         Net cash used in financing activities                            (2,596)                (1,500)                  (8,436)
                                                                   ---------------        ---------------         ----------------

Effect of exchange rate changes on cash                                       394                    103                    (231)
                                                                   ---------------        ---------------         ----------------

Increase (Decrease) in Cash and Cash Equivalents                              147                  1,551                  (6,046)
Cash and Cash Equivalents at Beginning of Year                              4,582                  3,031                    9,077
                                                                   ---------------        ---------------         ----------------
Cash and Cash Equivalents at End of Year                         $          4,729       $          4,582        $           3,031
                                                                   ===============        ===============         ================


Supplemental Disclosure of Noncash Investing and Financing Activities:

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

In the second quarter of 2003, James Forbes, a director of the Company at the time, in accordance with the Company's Employee's Equity Incentive Plan ("EEIP"), exercised all 618,000 of his outstanding options, carrying an average strike price of $1.306. The shares were issued out of treasury stock and payment for the options was made by transferring 357,080 shares of common stock that the director had owned since 1994 to the Company at a per share price of $2.26 established at the close of market on April 16, 2003.


Supplemental Disclosure of Cash Flow Information:

Interest paid , net of capitalized interest of $46 in
2003, $63 in 2002 and $219 in 2001                               $          2,057         $         1,899        $         2,037
                                                                   ===============          ==============         =============
Income taxes paid                                                $          1,090         $         1,865        $         2,376
                                                                   ===============          ==============         =============


See notes to consolidated financial statements


                                      -F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except for share information)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. Wholly-owned subsidiaries of CCI include Century Casinos Management, Inc. ("CCM"), Century Casinos Nevada, Inc. ("CCN", a dormant subsidiary), Century Resorts Limited ("CRL"), Century Management u. Beteiligungs GmbH ("CMB"), and WMCK Venture Corp. ("WMCK"). Wholly-owned subsidiaries of WMCK include WMCK-Acquisition Corp. ("ACQ") and Century Casinos Cripple Creek, Inc. ("CCC"). CRL owns 55% of Century Resorts Alberta Inc. ("CRA"). Century Casinos Africa (Pty) Ltd. ("CCA"), a 96.5% owned subsidiary of CCI, owns 100% of Century Casinos Caledon (Pty) Ltd. ("CCAL"), 55% of Century Casinos West Rand (Pty) Ltd. ("CCWR") and 50% of Rhino Resort Ltd. ("RRL"). The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic, and international waters as follows:

     WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 614 slot machines, 6 limited stakes gaming tables, 21 hotel rooms and 1 restaurant.

     CCA owns and operates The Caledon Hotel, Spa & Casino near Cape Town, South Africa. The resort has 275 slot machines and 8 gaming tables, a 92-room hotel, mineral hot springs and spa facility, 3 restaurants, 2 bars, and conference facilities.

     CMB acquired a 10% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic through a $236 cash contribution in December 2002. Subsequent to December 31, 2003, the Company, through CMB, acquired an additional 40% of Casino Millennium, bringing its total ownership to 50%. The investment by the Company for the incremental 40% stake amounted to $711 and was paid by contributing gaming equipment and advances receivable for original pre-opening costs. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for further information.

     CRL serves as concessionaire of small casinos on seven luxury cruise vessels, two of which are temporarily out of service and provides technical casino services to Casino Millennium located within a five-star hotel in Prague, Czech Republic. The Company has a total of 115 slot machines and 19 table games, or approximately 246 gaming positions on the five combined shipboard casinos currently in operation. The Insignia was taken out of service after it completed its cruise schedule to various destinations in the western Mediterranean as of September 26th, 2003 and is expected to resume operations in May 2004. The Silver Cloud was taken out of service for periodic maintenance and is expected to return to service in April 2004.

     CCI serves as a holding company, providing corporate administrative and governance services to its subsidiaries.

     The   Company   regularly   pursues    additional   gaming    opportunities
internationally and in the United States.

     On October 20, 2003 the Company announced that judgment had been handed down in the High Court of South Africa compelling the Gauteng Gambling Board ("GGB") to award a casino license to Silverstar Development Limited ("Silverstar") for the western periphery of metropolitan Johannesburg in terms of its original 1997 application (Note 8). On November 11, 2003 the Company announced that the GGB's subsequent application for leave to appeal the October 20 judgment had been denied by the High Court. On December 3, 2003 the Company announced that the GGB served notice that it had petitioned the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. On February 5, 2004,


                                      -F8-

On February 5, 2004, the Supreme Court of Appeal of South Africa overturned the ruling of the High Court and granted the GGB's request for leave to appeal. Silverstar informed the Company that it does not have any indication with regard to the timing of the appeals process.

     CCA, through its majority-owned subsidiary, Century Casinos West Rand (Pty) Ltd., remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining, and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($59.8 million) hotel/casino resort development would be located in the greater Johannesburg area of South Africa known as the West Rand.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise because Silverstar has no value until a gaming license is issued. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

     On September 25, 2003 the Company formed CRL for the purpose of managing all of the Company's foreign and offshore operations. CRL will maintain offices in Mauritius, an independent island republic in the western Indian Ocean. Forming the management company in Mauritius will provide favorable tax benefits to the Company. Taxable income, mostly management fees and interest earned by the Mauritius company would be taxed at an effective rate of 0%. There was no effect on net earnings and related per share amounts for the years ended December 31, 2003, 2002, and 2001 due to the change in reporting entity because the activity was previously reported by CCI.

     On September 30, 2003, the Company subscribed to 55% of the outstanding shares of Century Resorts Alberta Inc. ("CRA"), formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada, at a price of 1 Canadian dollar per share. A total of 100 shares have been authorized and issued. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by CRL, a wholly-owned subsidiary of Century Casinos, Inc. and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, should a license be awarded and all other approvals and funding be obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.5 million Canadian dollars ($12.8 million), including the 2.5 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by 746306 Alberta Ltd. CRL also entered into a long-term agreement to manage the casino if a gaming license is awarded. The Celebrations Casino and Hotel project is one of six applications submitted to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area.


                                      -F9-

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. Investments in unconsolidated affiliates which are 20% to 50% owned, are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

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

     Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Minimum deposits required in connection with CCAL's lending facility (Note 5) are designated as restricted cash on the consolidated balance sheets.

     Fair Value of Financial Instruments - The Company calculates the fair value of financial instruments and includes this additional information in the notes to its financial statements when the fair value does not approximate the carrying value of those financial instruments. The Company's financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. The Company's carrying value of financial instruments approximates fair value at December 31, 2003 and 2002.

     Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

          Assets are depreciated over their respective service lives as follows:

          Buildings and improvements    7 - 39 yrs
          Gaming Equipment               3 - 7 yrs
          Furniture and office equipment 5 - 7 yrs
          Other Equipment                3 - 7 yrs

     Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.

     Effective  January  1,  2002  the  Company  adopted  Financial   Accounting
Standards Board (the "FASB") SFAS No. 142 "Goodwill and Other Intangible Assets" (see Note 10).

     SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the


                                     -F10-

Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs, but instead reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances.

     The Company completed the necessary transition impairment reviews for goodwill and indefinite-lived intangible assets in 2002, and no impairments were indicated. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2003 or 2002.

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

     Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and then deducted as complimentary services to arrive at net revenue. The estimated cost of such complimentary services is charged to casino operations, and was $907, $954 and $949 in 2003, 2002 and 2001, respectively.

     As part of its promotional activities, the Company offers "free plays" or coupons to its customers for gaming activity and the Company's players club allows customers to earn certain complimentary services and/or cash rebates based on the volume of a customer's gaming activity. These promotional activities, totaling $3,288, $3,110 and $2,866 were reported as a reduction of revenue for 2003, 2002 and 2001, respectively.

     Foreign Currency Translation - Adjustments resulting from the translation of the accounts of the Company's foreign subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders' equity and comprehensive income
(loss). Foreign currency transaction gains or losses resulting from the translation of other casino operations and other transactions which are denominated in a currency other than U.S. dollars are recognized in the statements of earnings. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of the consolidated group are not included in determining net earnings, but rather are reported as translation adjustments within other


                                     -F11-
comprehensive income or loss in the consolidated statements of shareholders' equity and comprehensive income (loss).

     Income Taxes - The Company accounts for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

     Stock-Based Compensation - In 2002 the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted by the Company at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

     At December 31, 2003, the Company had one stock-based employee compensation plan (see Note 6). The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation.



                                     -F12-



                                                                     2003                2002               2001
                                                                     ----                ----               ----

          Net earnings, as reported                             $       3,246      $       3,079      $       2,455
          Deduct: Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax
              effects                                                       4                  9                  8
                                                                   -----------        -----------        -----------
          Pro forma net earnings                                $       3,242      $       3,070      $       2,447
                                                                   ===========        ===========        ===========

          Earnings per share,
            Basic               As reported                     $        0.24      $        0.23      $        0.18
                                Pro forma                       $        0.24      $        0.22      $        0.18

            Diluted             As reported                     $        0.22      $        0.20      $        0.16
                                Pro forma                       $        0.22      $        0.20      $        0.16



     The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                     2003                 2002              2001
                                                                     ----                 ----              ----
          Weighted-average risk-free interest rate                     -                 5.32%             5.08%
          Weighted-average expected life                               -                10 yrs             10 yrs
          Weighted-average expected volatility                         -                 26.8%             43.6%
          Weighted-average expected dividends                          -                  $ 0                $0


     No options were granted to employees under the Plan in 2003. The weighted-average fair value of options granted was $1.16 in 2002 and $1.21 in 2001. A total of 10,000 and 20,000 options were issued in 2002 and 2001, respectively.

     Earnings Per Share - Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share gives effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the "if converted" method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

     Comprehensive Income - Comprehensive income for the Company includes the effect of fluctuations in foreign currency rates on value of the Company's foreign investments and the interest rate swap agreements it has maintained to hedge against increases in the interest rate on its RCF.

     Operating Segments - The Company is managed in four segments; Colorado, South Africa, Cruise Ships, and Corporate operations. The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Casino, Hotel and Spa.

     Cruise Ship operations include the revenue and expense of the seven combined shipboard operations for which the Company has casino concession agreements.


                                     -F13-

     Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.

     Hedging Activities - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncements require that a company designate the intent of a derivative to which it is a party, and prescribes measurement and recognition criteria based on the intent and effectiveness of the designation.

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

     The cumulative effect of adopting SFAS No. 133 related to the Company's interest rate swap agreements (see Note 5, Long-Term Debt, to the Consolidated Financial Statements) was to decrease shareholders' equity as of January 1, 2001 by $175, net of related federal and state income tax benefits of $104. As of
December 31, 2003 the interest rate swap agreements decreased shareholders' equity (accumulated other comprehensive loss) by $232, net of federal and state income tax benefits of $138. At December 31, 2002 the interest rate swap agreements decreased shareholders' equity (accumulated other comprehensive loss) by $494, net of federal and state income tax benefits of $294. At December 31, 2001, the interest rate swap agreements decreased shareholders' equity (accumulated other comprehensive loss) by $554, net of federal and state income tax benefits of $329.

     Advertising   Costs  -  Costs  incurred  for  producing  and  communicating advertising are expensed when incurred. Advertising expense was $559, $413 and $319 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Preopening Expense - Preopening, pre-operating and organization activities are expensed as incurred.

     Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial information in order to conform to the 2003 presentation.

     Other - Financial interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", issued in January 2003, had no effect on operations at December 31, 2003. The Company is evaluating FIN 46's effect, if any, on its Casino Millennium holding acquired subsequent to December 31, 2003. The Company has reviewed all other recently issued accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.


                                     -F14-

3. RECEIVABLES FROM OFFICERS/DIRECTORS

     At December 31, 2003 and 2002, the Company had no receivables from officers and/or directors.

4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2002 consist of the following:


                                                                                                        Estimated
                                                                                                       Service Life
                                                                          2003              2002         in Years
                                                                          ----              ----         --------
         Buildings and improvements                                    $  22,648           $ 19,340       7 - 39
         Gaming equipment                                                 10,731              9,644       3 - 7
         Furniture and office equipment                                    3,599              3,014       5 - 7
         Other equipment                                                   1,881              1,694       3 - 7
         Capital projects in process                                         575                359
                                                                   --------------    ---------------
                                                                          39,434             34,051
         Less accumulated depreciation                                  (16,639)           (13,393)
                                                                   --------------   ---------------
                                                                          22,795             20,658

         Land                                                             13,580             12,886
         Non-operating casino and land held for sale                         421                421
                                                                   --------------    ---------------
         Property and equipment, net                                   $  36,796           $ 33,965
                                                                   ==============    ===============

     The non-operating casino and land is located in Nevada and is carried at estimated net realizable value.

     CCAL has entered into a series of lease agreements for the purchase of capital equipment. The average effective interest rate is 13.8% on the lease obligations which are repayable over a term of 60 months (see Note 5).

     Assets under lease included in property and equipment as of December 31, 2003 and 2002 are as follows:



                                                          Original Book Value           Accumulated Depreciation
                                                        2003              2002            2003             2002
                                                        ----              ----            ----             ----
         Gaming & security equipment                 $      623       $       522       $     411       $     241
         Furniture and office equipment                     283               219             130              88
                                                     -----------       -----------     -----------     -----------
         Total                                       $      906       $       741       $     541       $     329
                                                     ===========       ===========     ===========     ==========+


     Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2,668, $2,304 and $3,147, respectively.


                                     -F15-

5. LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consists of the following:


                                                                                         2003                2002
                                                                                         ----                ----
         Borrowings under revolving line of credit facility
            with Wells Fargo Bank                                                 $        11,757      $       11,500
         Borrowings under loan agreement with ABSA Bank                                     4,550               4,597
         Note payable to minority shareholder                                                   -               1,280
         Capital leases for various equipment                                                 355                 369
         Note payable to founding shareholder, unsecured                                      380                 380
         Other unsecured note payables                                                          7                  69
                                                                                     -------------        ------------
         Total long-term debt                                                              17,049              18,195
         Less current portion                                                             (2,136)             (1,664)
                                                                                     -------------        ------------
         Long-term portion                                                        $        14,913      $       16,531
                                                                                     =============        ============

     On April 26, 2000, the Company and Wells Fargo Bank (the "Bank") entered into an Amended and Restated Credit Agreement (the "Agreement") which increased the Company's aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility ("RCF") to $26 million and extended the maturity date to April 2004. The Agreement was further amended on August 22, 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. On August 28, 2002, the RCF was further amended to increase the facility to its original amount of $26 million, an increase of $5,777, revise the quarterly reduction schedule and extend the maturity date to August 2007. The aggregate commitment available to the Company is reduced quarterly by $722 beginning January 2003 through the maturity date. The commitment available as of December 31, 2003, net of quarterly reductions, is $23,111 and unused borrowing capacity is $11,354. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company's leverage ratio. The Agreement also requires a nonusage fee based on the Company's leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2003 and 2002 was $11,757 and $11,500 respectively. The commitment available, net of quarterly reductions under the RCF as of December 31, 2003 is $23,111 and the unused borrowing capacity is $11,354. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.5 to 1.00, ii) a minimum interest coverage ratio no less than 2.00 to 1.00, and iii) a TFCC ratio (a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to
1.00. The Company is in compliance with the restrictive covenants on the financial ratios of WMCK contained in the RCF as of December 31, 2003. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of all Colorado property. The interest rate at December 31, 2003 was 3.47375% for $10,000 outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the PRIME based provisions of the loan agreement at a rate of 4.0%.

     In 1998, the Company entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 5.55% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. The swap agreement expired October 1, 2003. In May 2000, the Company entered into a second five-year interest rate swap agreement on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and


                                     -F16-
disadvantageous to the extent that they decrease. The net amount paid or received by the Company on a quarterly basis results in an increase or decrease to interest expense. The fair value of the derivatives as of December 31, 2003 and 2002 of $371 and $788, respectively, is reported as a liability in the consolidated balance sheet. The Company's objective for entering into the interest rate swap agreements, derivative instruments designated as cash flow hedging instruments, was to eliminate the variability of cash flows in the interest payments for a portion of the RCF. The Company has determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2003, 2002 or 2001 and none of the derivative instruments' loss has been excluded from the assessment of the hedge effectiveness. The net gain (loss) on the interest rate swaps of $262, $60 and ($379), net of income tax expense (benefit) of $155, $36 and ($225) has been reported in comprehensive income (loss) on the statement of shareholders' equity and comprehensive income for 2003, 2002 and 2001, respectively. If the interest rate swaps' critical terms (notional amount, interest rate reset dates, maturity/expiration date or underlying index) change significantly, such event would result in reclassifying the losses that are reported in accumulated other comprehensive income (loss). The Company estimates that during 2004 it will recognize additional interest expense of approximately $212 in connection with the remaining interest rate swap agreement. Accordingly, no gain or loss has been reclassified to earnings for such discontinuance of a cash flow hedge. Net additional interest expense to the Company under the swap agreement was $515, $524 and $231 in 2003, 2002 and 2001, respectively.

     In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which provides for a principal loan of approximately $6,200 (based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced) to fund development of the Caledon project. The outstanding balance as of December 31, 2003 and 2002 was $4,139 and $4,179, respectively, and the interest rate was 17.05% in both years. The shareholders of CCAL have pledged all of the common shares held by them in CCAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $560, based on an exchange rate of
8.0315 rand per dollar at the time. The outstanding balance as of December 31, 2003 and 2002 was $411 and $418, respectively, and the interest rate was 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002, CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a "sinking fund" in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $598 at the exchange rate as of December 31, 2003). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. PSGIB was acquired by ABSA Bank (ABSA) in March 2003. There have been no changes in the terms or conditions of the current loan, as amended, with PSGIB. The loan agreement includes certain restrictive covenants for CCAL, including the maintenance of the following ratios; i) debt/equity ratio of 45:55 after the first twelve months of operations and a 40:60 debt/equity ratio after two years of operations, ii) interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) debt service coverage ratio of at least 1.34 for the principal loan and 1.7 for the standby facility after the first twelve months of operations, and iv) loan life coverage ratio of 1.5 for


                                      -F17-
the principal loan and a loan life coverage ratio of 2.5 for the standby facility. As of December 31, 2003, the Company was in compliance with the loan covenants specified by ABSA.

     In April 2000, CCA, CCAL, CCI and Caledon Overberg Investments (Proprietary) Limited ("COIL"), the minority shareholder in CCAL, entered into a note agreement as part of the purchase of CCAL. Under the terms of the agreement, CCAL, in exchange for the contribution of certain fixed assets, entered into a loan agreement with COIL in the amount of approximately $2,300, as valued at the time of the agreement. Under the terms of the original agreement, the loan bears interest at the rate of 2% over the prime/base rate established by ABSA, and is due on demand subsequent to the repayment in full of the loan between CCAL and ABSA. In November 2000, as part of CCA's additional equity investment in CCAL, CCA acquired a portion of COIL's note receivable from CCAL valued at approximately $600, as valued at the time of the original agreement. In January 2003, CCA acquired the balance of the note in conjunction with the purchase of the outstanding common shares held by its partner. The outstanding balance on note agreement based on the exchange rate on December 31, 2003 and 2002 is approximately $0 and $1,280, respectively.

     In September 2001, CCA, CCAL, CCI and COIL amended the loan agreement to reduce the rate of interest charged on the loan to 0% (zero), effective with the original date of the agreement. $107, net of $46 of income tax benefit, of accrued interest dating from the original date of the agreement was written off by CCAL as a reduction in interest expense in 2001. The loan from CCA and COIL are proportionate to each shareholder's percentage of ownership. The additional net income reported by CCAL, as a result of reducing the interest charged, is shared proportionately by each shareholder, therefore, there is no change in the consolidated net income of the South African segment nor the consolidated net income of the Company. Each shareholder had the option to re-instate the interest rate to be charged from January 1, 2002 forward. After completing the purchase of the remaining 35% of CCAL in January 2003, CCA exercised its option to reinstate the shareholder interest effective January 1, 2002. As of December 31, 2003 and 2002, CCAL accrued $0 and $403 in accrued interest, respectively. The accrued interest is eliminated in consolidation; therefore, there is no effect on consolidated net earnings.

     The unsecured note payable to a founding shareholder bears interest at 6%, payable quarterly. The noteholder, at his option, may elect to receive any or all of the unpaid principal by notifying CCI on or before April 1 of any year. Payment of the principal amount so specified would be required by the Company on or before January 1 of the following year. The entire outstanding principal is otherwise due and payable on April 1, 2004. Accordingly, the note is classified as current in the accompanying consolidated balance sheets as of December 31, 2003 and noncurrent as of December 31, 2002.

     The consolidated weighted average interest rate on all borrowings was 10.35%, 10.12% and 9.00% for the years ended December 31, 2003, 2002 and 2001, respectively, excluding the write-off of deferred financing charges.


                                      -F18-

     As of December 31, 2003, scheduled maturities of all long-term debt are as follows:


                                              Future minimum                             Total
                                               lease payment                           long-term
                                             of capital leases       Other debt           debt
                                             -----------------       ----------       ----------
                  2004 -                             $     196       $    1,978       $    2,174
                  2005 -                                   171            1,905            2,076
                  2006 -                                    34            1,054            1,088
                  2007 -                                    17           11,757           11,774
                  2008 -                                    13                -               13
                  Thereafter                                 -                -               -
                                                    ----------       ----------       ----------
                                                           431           16,694           17,125
         Less amounts representing interest                 76                -               76
                                                    ----------       ----------       ----------
         Total                                       $    355         $  16,694        $  17,049
                                                    ==========       ==========       ==========



6. SHAREHOLDERS' EQUITY

     Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. Through December 31, 2003, the Company had repurchased 2,559,004 shares of its common stock at an average cost per share of $1.49, of which 1,385,000 shares, with an average cost of $1.06 per share, were retired in 2000.

     In 2003, 30,000 shares were re-issued to satisfy outside directors' option exercises.

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

     There were 805,276 shares remaining in treasury as of December 31, 2003, at an average cost per share of $2.28. Subsequent to December 31, 2003, the Company has not purchased any additional shares of its common stock on the open market.

     In June 2003, the Company's EEIP was amended to permit the exchange of non-statutory options for restricted stock awards ("RSA's") at the rate of one RSA for one non-statutory option. As of December 31, 2003, no RSA's have been issued.

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

     The Board of Directors of the Company has adopted the Employees' Equity Incentive Plan (the "Plan"). The Plan as subsequently amended provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan provides for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Through December 31, 2003, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory



                                      -F19-
options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company's Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allows limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee's family trust. The Company last granted options to any officers in 1999. As of December 31, 2003 there were 2,160,300 options outstanding under the Plan and 1,665,309 available under the plan.

     As of December 31, 2003 there were an additional 70,000 options outstanding to directors of the Company. These options have a weighted average exercise price of $1.48. Subsequent to December 31, 2003, 60,000 options were issued to the Company's outside directors with an exercise price of $3.26.

Transactions regarding the Plan are as follows:


                                                2003                            2002                           2001
                                      ---------------------------    ---------------------------    ---------------------------
                                                   Weighted-                        Weighted-                      Weighted-
                                                     Average                         Average                        Average
                                                    Exercise                        Exercise                       Exercise
                                        Shares        Price            Shares         Price           Shares         Price
                                      ---------------------------    ---------------------------    ---------------------------
   Employee Stock Options:

      Outstanding at January 1          2,790,700        $1.30         2,784,800          $1.30       2,812,300          $1.29
      Granted                                   -            -            10,000           2.28          20,000           1.93
      Exercised                         (618,000)         1.31                 -              -        (47,500)           1.42
      Cancelled or forfeited             (12,400)         1.98           (4,100)           1.41               -              -
                                      ------------                   ------------                   ------------
     Outstanding at December 31         2,160,300         1.29         2,790,700           1.30       2,784,800           1.30
                                      ============                   ============                   ============
     Options exercisable at
     December 31                        2,144,300        $1.29         2,762,700          $1.29       2,764,800          $1.29
                                      ============                   ============                   ============


Summarized information regarding all employee options outstanding at December 31, 2003, is as follows:

                                                                      Weighted-
                                                   Number              Average                      Number
                          Exercise              Outstanding           Remaining                   Exercisable
                            Price               At Year End         Term in Years                 At Year End
                  -------------------------- ------------------- --------------------        ----------------------
                            $0.75                       613,500          4.8                               613,500
                            $1.50                     1,521,800          1.7                             1,521,800
                            $1.75                        10,000          7.3                                 3,000
                            $2.25                         5,000          1.5                                 5,000
                            $2.28                        10,000          8.2                                 1,000
                                             -------------------                             ----------------------
                                                      2,160,300          2.6                             2,144,300
                                             ===================                             ======================

                                      -F20-

     Subsequent to December 31, 2003, 1,352,710 options were granted by the independent members of the Company's Incentive Plan Committee to eight officers and employees of the Company with an exercise price of $2.93. The Plan expires in April 2004. At this time, the Company does not intend to propose a new employee equity incentive plan, thus will not ask the stockholders for approval of a new plan at its 2004 annual stockholders meeting.

     Subsidiary Preference Shares - In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shareholders are entitled to receive annual dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. No preference dividends were paid or are payable in the year 2003, 2002 or 2001.


As of December 31, 2003 and 2002, accumulated other comprehensive income (loss) is comprised of the following:


                                                               2003               2002

      Interest rate swap hedge                    $           (232)   $          (494)
      Foreign currency translation adjustment                 2,266              (558)
                                                     ---------------     --------------
      Other comprehensive income (loss)           $           2,034   $        (1,052)
                                                     ===============     ==============


7. SEGMENT INFORMATION

     The Company is managed in four segments; Colorado, South Africa, Cruise Ships, and Corporate operations.

     The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado.

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Casino, Hotel and Spa.

     Cruise Ship operations include the revenue and expense of the seven combined shipboard operations for which the Company has casino concession agreements.

     Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.

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


                                      -F21-

     Reclassification adjustments for 2002 and 2001 have been made to the Colorado and Corporate segment presentations for corporate bonuses that were charged to Colorado but are attributable to the consolidated results of operation, the interest on debt incurred to fund the purchase of CCAL and the repurchase of the Company's stock, and the related tax effects. There is no affect on the consolidated results. A reconciliation to the results as previously reported prior to reclassifications has been provided.


                                     -F22-

     Segment information as of and for the years ended December 31, 2003, 2002 and 2001 is presented below.


=================================================================================================================
                                                Colorado                               South Africa
================================ ======================================== =======================================
 As of and for the Year Ended        2003          2002         2001         2003         2002          2001
         December 31,
================================ ============== ============ ============ =========== ============= =============
Property and equipment, net        $    21,392  $    21,816  $    19,444  $   14,020    $   10,807    $    7,911

Total assets                       $    32,200  $    33,047  $    30,553  $   19,771    $   15,004    $   10,743


Net operating revenue              $    18,402  $    21,260  $    21,022  $   11,149    $    7,083    $    7,288

Operating expenses (excluding
property write-downs, other
write offs and depreciation)       $    10,745  $    10,836  $    10,200  $    7,893    $    5,051    $    5,612

Property write-downs and other
write-offs                         $         -  $         -  $         -  $        -    $      399    $        -

Depreciation and amortization      $     1,349  $     1,334  $     2,997  $    1,073    $      734    $    1,294

Earnings from operations           $     6,308  $     9,090  $     7,825  $    2,183    $      899    $      382

Interest  income                   $        12  $        16  $        20  $      189    $      126    $       61

Interest expense,
including debt issuance cost       $         1  $       269  $       544  $      929    $      804    $      881

Other income (expense), net        $        30  $         9  $        22  $      (7)    $       43    $     (32)

Earnings before income taxes
and minority interest              $     6,349  $     8,846  $     7,323  $    1,436    $      264    $    (470)

Income tax expense (benefit)       $     2,413  $     4,069  $     3,368  $      487    $      416    $    (157)

Minority interest in
subsidiary (earnings) losses       $         -  $         -  $         -  $     (22)    $     (31)    $       32

Net Earnings (loss)                $     3,936  $     4,777  $     3,955  $      927    $    (183)    $    (281)
=================================================================================================================


Effect of reclassifications on segment
=================================================================================================================
Net Earnings (loss)                $     3,936  $     4,777  $     3,955  $      927    $    (183)    $    (281)

Operating expenses                 $     (590)  $     (608)  $     (569)  $        -    $        -    $        -

Interest expense                   $   (1,399)  $   (1,152)  $     (889)  $        -    $        -    $        -

Income tax expense (benefit)       $       756  $       810  $       671  $        -    $        -    $        -

Net earnings (loss)  before
reclassifications                  $     2,703  $     3,827  $     3,168  $      927    $    (183)    $    (281)
=================================================================================================================


Reconciliation to EBITDA:
=================================================================================================================
Net earnings (loss)                $     3,936  $     4,777  $     3,955  $      927    $    (183)    $    (281)

Interest income                    $      (12)  $      (16)  $      (20)  $    (189)    $    (126)    $     (61)

Interest expense                   $         1  $       269  $       544  $      929    $      804    $      881

Income taxes                       $     2,413  $     4,069  $     3,368  $      487    $      416    $    (157)

Depreciation and amortization      $     1,349  $     1,334  $     2,997  $    1,073    $      734    $    1,294

EBITDA                             $     7,687  $    10,433  $    10,844  $    3,227    $    1,645    $    1,676
=================================================================================================================



                                     -F23-



=================================================================================================================
                                              Cruise Ships                          Corporate & Other
================================ ======================================== =======================================
 As of and for the Year Ended        2003          2002         2001         2003         2002          2001
         December 31,
================================ ============== ============ ============ =========== ============= =============
Property and equipment, net        $       327  $       213  $       236  $    1,057    $    1,129    $   1,747

Total assets                       $       731  $       472  $       435  $    2,115    $    2,620    $    3,088


Net operating revenue              $     1,737  $       824  $       891  $      114    $      170    $      255

Operating expenses (excluding
property write-downs, other
write offs and depreciation)       $     1,175  $       538  $       625  $    2,152    $    2,172    $    2,242

Property write-downs and other
write-offs net of (recoveries)     $         -  $         -  $         -  $     (35)    $      746    $       57

Depreciation and amortization      $        74  $        45  $        47  $      172    $      191    $      226

Earnings from operations           $       488  $       241  $       219  $  (2,175)    $  (2,939)    $  (2,270)

Interest  income                   $         1  $         -  $         -  $      343    $      324    $      350

Interest expense,
including debt issuance cost       $         -  $         -  $         -  $    1,422    $    1,171    $      934

Other income (expense), net        $        16  $         -  $         -  $        9    $      (1)    $      (1)

Earnings before income taxes
and minority interest              $       505  $       241  $       219  $  (3,245)    $  (3,787)    $  (2,855)

Income tax expense (benefit)       $       150  $        88  $        82  $  (1,273)    $  (2,119)    $  (1,499)

Minority interest in
subsidiary (earnings) losses       $         -  $         -  $         -  $        -    $        -    $        -

Net Earnings (loss)                $       355  $       153  $       137  $  (1,972)    $  (1,668)    $  (1,356)

=================================================================================================================


Effect of reclassifications on segment
=================================================================================================================
Net Earnings                       $       355  $       153  $       137  $  (1,972)    $  (1,668)    $  (1,356)

Operating expenses                 $         -  $         -  $         -  $      590    $      608    $      569

Interest expense                   $         -  $         -  $         -  $    1,399    $    1,152    $      889

Income tax expense (benefit)       $         -  $         -  $         -  $    (756)    $    (810)    $    (671)

Net earnings (loss)  before
reclassifications                  $       355  $       153  $       137  $    (739)    $    (718)    $    (569)
=================================================================================================================


Reconciliation to EBITDA:
=================================================================================================================
Net earnings (loss)                $       355  $       153  $       137  $  (1,972)    $  (1,668)    $  (1,356)

Interest income                    $       (1)  $         -  $         -  $    (343)    $    (324)    $    (350)

Interest expense                   $         -  $         -  $         -  $    1,422    $    1,171    $      934

Income taxes                       $       150  $        88  $        82  $  (1,273)    $  (2,119)    $  (1,499)

Depreciation and amortization      $        74  $        45  $        47  $      172    $      191    $      226

EBITDA                             $       578  $       286  $       266  $  (1,994)    $  (2,749)    $  (2,045)
=================================================================================================================



                                     -F24-


=================================================================================================================
                                        Intersegment Elimination                       Consolidated
================================ ======================================== =======================================
 As of and for the Year Ended        2003          2002         2001         2003         2002          2001
         December 31,
================================ ============== ============ ============ =========== ============= =============
Property and equipment, net        $         -  $         -  $         -  $   36,796    $   33,965    $  29,338

Total assets                       $         -  $         -  $         -  $   54,817    $   51,143    $   44,819


Net operating revenue              $         -  $         -  $         -  $   31,402    $   29,337    $   29,456

Operating expenses (excluding
property write-downs, other
write offs and depreciation)       $         -  $         -  $         -  $   21,965    $   18,597    $   18,679

Property write-downs and other
write-offs net of (recoveries)     $         -  $         -  $         -  $     (35)    $    1,145    $       57

Depreciation and amortization      $         -  $         -  $         -  $    2,668    $    2,304    $    4,564

Earnings from operations           $         -  $         -  $         -  $    6,804    $    7,291    $    6,156

Interest  income                   $     (341)  $     (341)  $     (341)  $      204    $      125    $       90

Interest expense,
including debt issuance cost       $     (341)  $     (341)  $     (341)  $    2,011    $    1,903    $    2,018

Other income (expense), net        $         -  $         -  $         -  $       48    $       51    $     (11)

Earnings before income taxes
and minority interest              $         -  $         -  $         -  $    5,045    $    5,564    $    4,217

Income tax expense (benefit)       $         -  $         -  $         -  $    1,777    $    2,454    $    1,794

Minority interest in
subsidiary (earnings) losses       $         -  $         -  $         -  $     (22)    $     (31)    $       32

Net Earnings (loss)                $         -  $         -  $         -  $    3,246    $    3,079    $    2,455
=================================================================================================================


Effect of reclassifications on segment
=================================================================================================================
Net Earnings (loss)                $         -  $         -  $         -  $    3,246    $    3,079    $    2,455

Operating expenses                 $         -  $         -  $         -  $        -    $        -    $        -

Interest expense                   $         -  $         -  $         -  $        -    $        -    $        -

Income tax expense (benefit)       $         -  $         -  $         -  $        -    $        -    $        -

Net earnings (loss)  before
reclassifications                  $         -  $         -  $         -  $    3,246    $    3,079    $    2,455
=================================================================================================================


Reconciliation to EBITDA:
=================================================================================================================
Net earnings (loss)                $         -  $         -  $         -  $    3,246    $    3,079    $    2,455

Interest income                    $       341  $       341  $       341  $    (204)    $    (125)    $     (90)

Interest expense                   $     (341)  $     (341)  $     (341)  $    2,011    $    1,903    $    2,018

Income taxes                       $         -  $         -  $         -  $    1,777    $    2,454    $    1,794

Depreciation and amortization      $         -  $         -  $         -  $    2,668    $    2,304    $    4,564

EBITDA                             $         -  $         -  $         -  $    9,498    $    9,615    $   10,741
=================================================================================================================


                                     -F25-

8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Cripple Creek, Colorado - Subsequent to December 31, 2003 the Company signed commitments for gaming equipment and upgrades to slot accounting system totaling approximately $3.0 million.

     Prague, Czech Republic - In January 2000, the Company entered into a memorandum of agreement to either acquire a 50% ownership interest in CM or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of CM. The Company and Strabag AG each agreed to purchase a 50% ownership interest. Approval for this transaction has been obtained, as required, from the Ministry of Finance of the Czech Republic. The first step in acquiring a 50% ownership interest was taken in December 2002 with the payment of $236 in cash in exchange for a 10% ownership in CM. Effective January 3, 2004, the Company through its wholly-owned Austrian subsidiary, Century Management und Beteiligungs GmbH, acquired an additional 40% of CM by contributing gaming equipment, advances and receivables valued at approximately $711. The Company carries its 10% investment at cost and expects to account for the 50% investment in CM on the equity method.

     In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino is severely limited and has negatively affected and will likely continue to negatively affect the casino operation. As a result, the Company, in September 2002, wrote off unpaid technical casino service fees and loans from Casino Millennium, which resulted in a pre-tax charge of $325. $299 of the write-off is reported in property write-down and other write-offs (Note 12) and $26 is reported as a reduction of other (expense), net. Effective September 1, 2002, technical casino service fees and interest due to the Company have not been accrued until a certainty of cash flow is attained for Casino Millennium. In 2003, the Company recovered $35 of the unpaid technical casino service fees earned prior to the write-off in September 2002 as reported in Note 12.

     South Africa - Caledon - In January 2003, CCA purchased an additional 35% of CCAL, bringing CCA's ownership of all of the common and outstanding shares of CCAL to 100%. The purchase price was 21.5 million Rand or $2.6 million, based on the conversion rate at January 10, 2003, in exchange for the equity ownership valued at 11.0 million Rand or $1.4 million and shareholder loan held by the previous 35% equity owner, valued at 10.5 million Rand or $1.2 million. Simultaneous with the transaction the Hotel Management Agreement between CCAL and FKH was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the RCF.

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

     Six casino licenses were allocated to the province of Gauteng (primarily for the Greater Johannesburg area), of which five casinos have been operating since 1998. With respect to the sixth and final license, Silverstar Development Ltd. ("Silverstar"), a consortium owned by trusts, corporations and individuals from the province, chose the Company as equity and management partner for its proposed casino, hotel and entertainment resort in the West Rand province (western portion of greater Johannesburg). Since joining forces more than five years ago, the Company has helped Silverstar work through a series of legal issues regarding the award of this


                                     -F26-
gaming license - culminating in March 2000 with the entering into of an agreement with the sole competing license applicant. This agreement settled all past claims and brought both parties and the Company together in an effort to jointly secure the sixth and final gaming license in the province.

     During September 2001, CCA entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd. ("RRL"), a consortium which includes Silverstar Development Ltd. ("Silverstar"). RRL submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($59.8 million). In November 2001, RRL was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd ("Tsogo"), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board ("GGB"). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, the Company recorded a $399 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project in 2002. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including CCA, made representation to the GGB requesting that the sole remaining license for the province of Gauteng now be awarded to Silverstar pursuant to its original 1997 application. Notwithstanding Silverstar's belief as to the legal and public-policy framework that would now justify such an award, the GGB in December 2002 denied Silverstar's request. In consequence, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court now compel the authorities to award the license to Silverstar. On October 20, 2003 the High Court of South Africa handed down a judgment compelling the GGB to award the license to Silverstar. The GGB's request for leave to appeal the judgment was initially denied by the Pretoria High Court on November 11, 2003, but the High Court ruling was overturned and the request for leave to appeal was subsequently granted by the Supreme Court of Appeal of South Africa on February 5, 2004. Silverstar informed the Company that it does not yet have any indication with regard to the timing of the appeal process. CCA, through its majority-owned subsidiary - Century Casinos West Rand (Pty) Ltd. - remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining, and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($59.8 million) hotel/casino resort development would be located in the greater Johannesburg area of South Africa known as the West Rand.

     While there can be no certainty as to the eventual outcome of Silverstar's efforts, CCA maintains the ownership of the land (book value of $659) that remains central to the Silverstar casino project. The Company has allocated minor funding towards further pursuit of this opportunity.

     As a result of these developments, the Company recorded a $377 write-off in the 3rd quarter and a $22 write-off in the 4th quarter of 2002 for all advances made and pre-construction cost incurred, in conjunction with the Johannesburg project (Note 12). CCA maintains the ownership of the land that was intended for the casino project.

     In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in


                                     -F27-

Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. Silverstar has no value until a gaming license is issued. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

     Edmonton, Canada - In October 2003 the Company, through CRA, submitted a casino facility license application to the Alberta Gaming and Liquor Commission
(AGLC) for a casino in Edmonton, Alberta, Canada. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, and a 40-room hotel. CRA is owned by Century Casinos Resorts Ltd, a wholly-owned subsidiary of Century Casinos, Inc. and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project. Century Casinos Resorts Ltd. also entered into a long-term agreement to manage the casino. The Celebrations Casino and Hotel project is one of six applications submitted to the AGLC for an additional casino facility license in the greater Edmonton area. In January 2004, CRA was afforded the opportunity to make a live presentation in front of the AGLC. The AGLC is expected to award the casino license in the first half of 2004.

     If a casino license is awarded to the Company, The Celebrations Casino and Hotel project is planned in two phases. The first phase is projected to be open within twelve months of license award and finalizing funding arrangements and would see the existing facility expanded to include a casino with 600 slot machines, 30 house-banked table games, and a 12-table poker room. The first phase of the Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.5 million Canadian dollars ($12.8 million), including the 2.5 million Canadian dollars ($1.9 million) contribution of the existing hotel and property, by 746306 Alberta Ltd.

     Subject to satisfactory performance of the first phase, phase two of the Celebrations Casino and Hotel is planned to open 36 months later, and would include an additional 80 hotel rooms and a 10,000 square foot convention center, for an additional capital investment of approximately $4 million Canadian, or $3.1 million US.

     Other Properties - The Company is currently holding non-operating casino property and land for sale in Wells, Nevada. The property and land was acquired in 1994 from an unaffiliated party at a cost of $921. Included in property write-down and other write-offs for 2002, is a pre-tax charge in the amount of $447, to reduce the value of the property to its fair value, less costs to sell, based on an assessment of the property (Note 12). An appraisal of the property, which was completed on January 26, 2004, continues to support the net fair value of the assets as recorded in the Consolidated Balance Sheet as of December 31, 2003.

     Employee Benefit Plan - In March 1998, the Company adopted a 401(k) Savings and Retirement Plan (the "Plan"). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $17, $21 and $22 to the Plan in 2003, 2002 and 2001, respectively.


                                     -F28-

     Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense was $400 in 2003, $349 in 2002 and $357 in 2001.


          -------------------------------------------------------------------------------------------------------------------
            Contractual Obligations                                   Payments Due by Period
          -------------------------------------------------------------------------------------------------------------------
                                            Total       Less than 1 year      1-3 years        4-5 years        More than 5
                                                                                                                   years
          -------------------------------------------------------------------------------------------------------------------
          Long-Term Debt                $       16,694   $          1,978   $        2,959    $       11,757   $            -
          -------------------------------------------------------------------------------------------------------------------
          Capital Lease Obligations                431                196              205                30                -
          -------------------------------------------------------------------------------------------------------------------
          Operating Leases                       1,411                579              522               182              128
          -------------------------------------------------------------------------------------------------------------------
          Total Contractual Cash
          Obligations                   $       18,536   $          2,753   $        3,686    $       11,969   $          128
          -------------------------------------------------------------------------------------------------------------------


     In June 1998, the Company began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90. The Company may purchase the property for $3,250, less cumulative lease payments ($503 through December 31, 2003), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

     In March 1999, the Company entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement, as amended on February 7, 2000, provides for an option period through March 31, 2004 and an exercise price of $1,500, less 50% of cumulative monthly option payments. Subsequent to December 31, 2003, the Company sold the option to an unrelated party for a sum of $200. As a result of the transaction, the Company will recognize a pre-tax gain of $35 in 2004.

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


                                     -F29-

9. INCOME TAXES

The provision for income tax expense (benefit) consists of the following:


                                                                         2003                  2002                  2001
                                                                         ----                  ----                  ----

        Federal - Current                                         $            948      $          1,740      $          1,856
        Federal - Deferred                                                     203                    55                 (131)
                                                                     --------------        --------------        --------------
        Provision for federal income taxes                                   1,151                 1,795                 1,725
                                                                     --------------        --------------        --------------

        State - Current                                                        128                   235                   234
        State - Deferred                                                        28                     8                   (8)
                                                                     --------------        --------------        --------------
        Provision for state income taxes                                       156                   243                   226
                                                                     --------------        --------------        --------------

        Foreign - Current                                                      502                   401                  (89)
        Foreign - Deferred                                                    (32)                    15                  (68)
                                                                     --------------        --------------        --------------
        Provision for foreign income taxes                                     470                   416                 (157)
                                                                     --------------        --------------        --------------
        Total Provision for income taxes                          $          1,777      $          2,454      $          1,794
                                                                     ==============        ==============        ==============


Reconciliation of federal income tax statutory rate and the Company's effective tax rate is as follows:


                                                                         2003                  2002                  2001
                                                                         ----                  ----                  ----

        Federal income tax statutory rate                                    34.0%                 34.0%                 34.0%
        State income tax (net of federal benefit)                             2.3%                  2.9%                  3.9%
        Non-deductible write-offs and expenses                                   -                  2.7%                  6.0%
        Foreign income taxes                                                     -                  1.7%                (0.5%)
        Permanent and other items                                           (1.1%)                  2.8%                (0.9%)
                                                                     --------------        --------------        --------------
        Total Provision for income taxes                                     35.2%                 44.1%                 42.5%
                                                                     ==============        ==============        ==============

The provision for income taxes differs from the expected amount of income tax calculated by applying the statutory rate to pretax income as follows:

                                                                         2003                  2002                  2001
                                                                         ----                  ----                  ----


        Expected income tax provision at statutory rate of 34%    $          1,715      $          1,891      $         1, 434

        Increase (decrease) due to:
            Non-deductible goodwill amortization                                 -                     -                   252
            Effect of foreign operations taxed at different
            rates                                                                1                    92                  (19)
            State income taxes, net of federal benefit                         117                   160                   163
            Effect of non-deductible write offs & expenses                       -                   152                     -
            Other, net                                                        (56)                   159                  (36)
                                                                     --------------        --------------        --------------
        Provision for income taxes                                $          1,777      $          2,454      $          1,794
                                                                     ==============        ==============        ==============


                                     -F30-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2003 and 2002, consist of the following:


         Deferred tax assets (liabilities) -  federal and state:                    2003                         2002
                                                                                    ----                         ----
           Property and equipment                                           $              642        $               668
           Amortization of goodwill for tax                                              (440)                      (222)
           Write-down of non-operating casino property                                     169                        187
           Swap agreements not deducted for tax                                            138                        294
           Other non-current tax assets (liabilities)                                       85                         84
                                                                               ----------------          -----------------
           Tax assets (liabilities) - non-current                                          594                      1,011
           Accrued liabilities and other - current                                          56                         76
                                                                               ----------------          -----------------
                                                                                           650                      1,087
                                                                               ----------------          -----------------
         Deferred tax assets and (liabilities) - foreign:
           Property and equipment - non-current                                             72                         67

            Accrued liabilities and other                                                   83                         15
            Prepaid expenses                                                              (28)                       (37)
                                                                               ----------------          -----------------
            Tax assets and (liabilities) - current                                          55                       (22)
                                                                               ----------------          -----------------
                                                                                           127                         45
                                                                               ----------------          -----------------
         Net deferred tax assets                                            $              777        $             1,132
                                                                               ================          =================


     Net deferred tax assets of $111 and $666 are classified as current and non-current, respectively, in the accompanying consolidated balance sheet as of December 31, 2003.

     Net deferred tax assets of $54 and $1,078 are classified as current and non-current, respectively, in the accompanying consolidated balance sheet as of December 31, 2002.


10. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows by segment:



                                                                Cripple Creek, CO            South Africa                   Total
     Balance as of January 1, 2002                        $                7,232     $                477     $             7,709
        Effect of foreign currency translation                                 -                      190                     190
                                                             --------------------       ------------------       -----------------
     Balance as of December 31, 2002                                       7,232                      667                   7,899
        Effect of foreign currency translation                                 -                      189                     189
                                                             --------------------       ------------------       -----------------
     Balance as of December 31, 2003                      $                7,232     $                856     $             8,088
                                                             ====================       ==================       =================

     Intangible assets, not subject to amortization, include casino license costs as follows as of December 31:


                                                                                                As of December 31,
                                                                                          2003                      2002
                                                                                          ----                      ----
       Century Casinos Caledon (Pty) Ltd. - South Africa                         $              1,665      $             1,298
       The Celebrations Casino and Hotel - Canada  (pending application)                           95                        -
                                                                                    ------------------        -----------------
       Total casino license acquisition costs                                    $              1,760      $             1,298
                                                                                    ==================        =================



                                     -F31-

     A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill and other intangible assets with indefinite useful lives, net of related tax effect, follows:


                                                                                For The Year Ended December 31,
                                                                           2003                2002                 2001
                                                                           ----                ----                 ----
               Reported net earnings                                $          3,246    $          3,079   $             2,455
               Add back: Goodwill amortization,
               net of income taxes                                                 -                   -                 1,171
               Add back: Casino license amortization, net of
               income taxes                                                        -                   -                   177
                                                                       --------------      --------------     -----------------
               Adjusted net earnings                                $          3,246    $          3,079   $             3,803
                                                                       ==============      ==============     =================
              Basic earnings per share:
               Reported net earnings                                $           0.24    $           0.23   $              0.18
               Goodwill amortization                                               -                   -                  0.09
               Casino license amortization                                         -                   -                  0.01
                                                                       --------------      --------------     -----------------
               Adjusted net earnings                                $           0.24    $           0.23   $              0.28
                                                                       ==============      ==============     =================

              Diluted earnings per share:
               Reported net earnings                                $           0.22    $           0.20   $              0.16
               Goodwill amortization                                               -                   -                  0.08
               Casino license amortization                                         -                   -                  0.01
                                                                       --------------      --------------     -----------------
               Adjusted net earnings                                $           0.22    $           0.20   $              0.25
                                                                       ==============      ==============     =================


11. OTHER INCOME, NET

Other income, net, consists of the following:


                                                                     For the Year Ended December 31,
                                                                2003              2002              2001
                                                                ----              ----              ----

        Interest income                                   $          204    $          125    $           90
        Foreign currency exchange gains (losses)                      20                 -              (29)
        Gain on disposal of assets                                    28                34                13
        Other                                                          -                17                 5
                                                             ------------      ------------      ------------
                                                          $          252    $          176    $           79
                                                             ============      ============      ============



                                     -F32-

12. PROPERTY WRITE-DOWN AND OTHER WRITE-OFFS

Property write-down and other write-offs consist of the following:


                                                                                    For the Year Ended December 31,
                                                                                2003               2002               2001
                                                                                ----               ----               ----
        Write down non-operating casino property and land held for sale
        in Nevada (Note 8)                                                  $           -    $          447    $            57
        Write off, (recoveries) of receivables and advances related to a casino acquisition project and casino properties under
        management (Note 8) (1)                                                      (35)               698                  -
                                                                               -----------      ------------      -------------
                                                                            $        (35)    $        1,145    $            57
                                                                               ===========      ============      =============

(1) $399 for Johannesburg (Note 1) and $299 for Prague (Note 8) for 2002.


13. EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 were computed as follows:


                                                                           2003                2002                2001
                                                                           ----                ----                ----


          Basic Earnings Per Share:
             Net earnings                                                   $    3,246           $   3,079           $   2,455
                                                                      =================   =================   =================
             Weighted average common shares                                 13,633,092          13,680,884          13,823,468
                                                                      =================   =================   =================
             Basic earnings per share                                       $     0.24           $    0.23           $    0.18
                                                                      =================   =================   =================

          Diluted Earnings Per Share:
             Net earnings, as reported                                      $    3,246           $   3,079           $   2,455
             Interest expense, net of income taxes, on convertible
             debenture                                                               -                   -                   8
                                                                      -----------------   -----------------   -----------------
             Net earnings available to common shareholders                  $    3,246           $   3,079           $   2,463
                                                                      =================   =================   =================


             Weighted average common shares                                 13,633,092          13,680,884          13,823,468
               Effect of dilutive securities (1):
                   Convertible debenture                                             -                   -              67,451
                   Stock options and warrants                                1,154,905           1,430,823           1,094,028
                                                                      -----------------   -----------------   -----------------
             Dilutive potential common shares                               14,787,997          15,111,707          14,984,947
                                                                      =================   =================   =================
             Diluted earnings per share                                      $    0.22           $    0.20           $    0.16
                                                                      =================   =================   =================


         (1) Excluded from computation of diluted earnings per share due to anti-dilutive effect:
             Options and warrants to purchase common shares                          -                   -              15,000
                   Weighted average exercise price                                   -                   -           $    2.15



                                     -F33-

14. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statement of earnings for 2003, 2002 and 2001 include the following:



                                                          2003                2002                2001
                                                          ----                ----                ----


          Food & Beverage and Hotel Comps                  $    1,369           $   1,314           $   1,197
          Free Plays or Coupons                                 1,882               1,648               1,526
          Player Points                                         1,406               1,462               1,340
                                                     -----------------   -----------------   -----------------
          Total Promotional Allowances                     $    4,657           $   4,424           $   4,063
                                                     =================   =================   =================


                                     -F34-

15. UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2003, 2002 and 2001 is as follows:


                                               1st Quarter         2nd Quarter        3rd Quarter       4th Quarter
                                             -------------- ------------------- ------------------ -----------------
Year ended December 31, 2003
  Net operating revenue                            $ 7,381             $ 7,553            $ 8,278           $ 8,190
  Earnings from operations                         $ 1,698             $ 1,667            $ 1,776           $ 1,663
  Net earnings                                     $   755             $   751            $   914           $   826
  Basic earnings per share (3)                     $  0.06             $  0.06            $  0.07           $  0.06
  Diluted earnings per share (3)                   $  0.05             $  0.05            $  0.06           $  0.06


Year ended December 31, 2002
  Net operating revenue                            $ 6,892             $ 7,429            $ 7,885           $ 7,131
  Earnings from operations                         $ 1,973             $ 2,155            $ 1,281           $ 1,882
  Net earnings (2)                                 $   925             $ 1,103            $   453           $   598
  Basic earnings per share (3)                     $  0.07             $  0.08            $  0.03           $  0.04
  Diluted earnings per share (3)                   $  0.06             $  0.07            $  0.03           $  0.04


Year ended December 31, 2001
  Net operating revenue                            $ 7,277             $ 7,354            $ 7,876           $ 6,949
  Earnings from operations (2)                     $ 1,132             $ 1,284            $ 2,016           $ 1,724
  Net earnings (1)                                 $   453             $   589            $   687           $   726
  Basic earnings per share (3)                     $  0.03             $  0.05            $  0.05           $  0.05
  Diluted earnings per share (3)                   $  0.03             $  0.04            $  0.05           $  0.04


(1) Starting 2002, effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. The following goodwill amortization expense (net of income taxes) was recorded for each quarter in 2001:

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

     In the 3rd quarter of 2002, the Company recorded a $299 write-off for unpaid technical casino service fees and loans related to its operations in Prague, Czech Republic, as devastating floods in Prague, Czech Republic in August 2002 had an adverse impact on casino operation. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure.


                                     -F35-

     In the 3rd quarter of 2002, the Company recorded a $377 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure. $22 in additional expenses related to the Johannesburg project were written off in the 4th quarter of 2002, bringing the total to $399.

(3) Sum of quarterly results may differ from annual results presented in Note 13, Earnings per Share, to the Consolidated Financial Statements, and the Statement of Earnings because of rounding.

16. TRANSACTIONS WITH RELATED PARTIES

     At December 31, 2003, the Company had an unsecured note payable that matures on April 1, 2004, in the principal amount of $380,000 to Thomas Graf, a founding stockholder of the Company (Note 5).

     The Company has entered into compensation agreements with certain members of the Board of Directors. Specifically, the Company has entered into separate management agreements with Flyfish Casino Consulting AG, a management company controlled by Erwin Haitzmann and with Focus Casino Consulting AG, a management company controlled by Peter Hoetzinger, to secure the services of each director, respectively. Included in the consolidated statements of earnings for the years ended December 31, 2003, 2002 and 2001 are payments to Flyfish Casino Consulting in the amounts of $406, $392 and $349, respectively, and payments to Focus Casino Consulting in the amounts of $372, $363, $323, respectively.

     Erwin Haitzmann and Peter Hoetzinger maintain a minority interest in CCA. Each own 1,087 shares of CCA, approximately 1.8% of the outstanding shares of common stock, or approximately 3.5% combined. Subsequent to December 31, 2003, Erwin Haitzmann and Peter Hoetzinger will give up their 3.5% ownership in CCA for a 3.5% ownership in CRL.

     Effective May 1, 2003, James Forbes, resigned as a member of the Company's Board of Directors, but will continue as a member of the Board of Directors of Century Casinos Caledon Proprietary Limited, and will focus his attention on the project in Johannesburg, in the Gauteng province of South Africa, pursuant to the terms of a consulting agreement between Century Casinos Inc. and Respond Limited, a management company controlled by James Forbes. Under the terms of the Agreement of Termination of Management Agreement Incorporating New Consulting Agreement ("Agreement") dated May 1, 2003, the Company's obligation to make monthly payments of $10 to Respond Limited ceased on December 31, 2003. In addition, the Company and James Forbes completed a series of stock transactions which are fully described in Note 6.

     There have been no transactions with management, except as otherwise disclosed herein.


                                     -F36-