Form 10-Q
period 2004-03-31
CENTURY CASINOS INC /CO/
filed 2004-05-14
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

___X___  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the  quarterly  period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, $0.01 par value, 13,681,900 shares outstanding as of April 30, 2004.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX




                                                                                 Page Number
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of March 31,                3
                2004 and December, 2003

                Condensed Consolidated Statements of Earnings for the Three
                Months Ended March 31, 2004 and 2003                                 4

                Condensed Consolidated Statements of Comprehensive Earnings
                for the Three Months Ended March 31, 2004 and 2003                   5

                Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 2004 and 2003                   6

                Notes to Condensed Consolidated Financial Statements                 8

Item 2.       Management's Discussion and Analysis of Financial Condition            22
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk             36

Item 4.       Controls and Procedures                                                37

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                      38

Item 6.       Exhibits and Reports on Form 8-K                                       38


              SIGNATURES                                                             38


                                      -2-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

   Dollar amounts in thousands, except for share information              March 31, 2004     December 31, 2003
                                                                          ---------------    -----------------
                                                                            (Unaudited)
    ASSETS
    Current Assets:
        Cash and cash equivalents                                      $           4,034     $           4,729
        Restricted cash                                                              634                   598
        Receivables, net                                                             284                   269
        Prepaid expenses                                                             399                   441
        Inventories                                                                  110                   131
        Other current assets                                                          28                    28
        Deferred income taxes                                                         74                   111
                                                                         ---------------       ---------------
           Total current assets                                                    5,563                 6,307

    Property and Equipment, net                                                   38,820                36,796
    Goodwill, net                                                                  8,687                 8,088
    Casino License Acquisition Costs, net                                          1,859                 1,760
    Deferred Income Taxes                                                            718                   666
    Equity Investment in Casino Millennium                                            65                     -
    Other Assets                                                                   1,058                 1,200
                                                                         ---------------       ---------------
    Total                                                              $          56,770     $          54,817
                                                                         ===============       ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
        Current portion of long-term debt                              $           2,403     $           2,136
        Accounts payable and accrued liabilities                                   3,511                 1,979
        Accrued payroll                                                              796                 1,268
        Taxes payable                                                              1,417                 1,088
                                                                         ---------------       ---------------
           Total current liabilities                                               8,127                 6,471

    Long-Term Debt, less current portion                                          13,511                14,913
    Other Non-current Liabilities                                                    327                   371
    Minority Interest                                                                 29                    14
    Commitments and Contingencies                                                      -                     -
    Shareholders' Equity:
        Preferred stock; $.01 par value; 20,000,000 shares
           authorized; no shares issued or outstanding                                 -                     -
        Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,681,900 and 13,680,500 shares outstanding, respectively                 145                   145
       Additional paid-in capital                                                 21,528                21,529
       Accumulated other comprehensive earnings                                    2,856                 2,034
       Retained earnings                                                          12,076                11,172
                                                                         ---------------       ---------------
                                                                                  36,605                34,880
        Treasury stock - 803,876 and 805,276 shares at cost,
           respectively                                                          (1,829)               (1,832)
                                                                         ---------------       ---------------
           Total shareholders' equity                                             34,776                33,048
                                                                         ---------------       ---------------
    Total                                                              $          56,770     $          54,817
                                                                         ===============       ===============
See notes to condensed consolidated financial statements.

                                      -3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                                       For The Three Months Ended March 31,
Dollar amounts in thousands, except for share information                 2004                   2003
                                                                          ----                   ----

Operating Revenue:
   Casino                                                           $          8,066        $         7,520
   Hotel, food and beverage                                                      974                    821
   Other                                                                         169                    121
                                                                      -----------------      -----------------
                                                                               9,209                  8,462
   Less promotional allowances                                                 1,079                  1,081
                                                                      -----------------      -----------------
       Net operating revenue                                                   8,130                  7,381
                                                                      -----------------      -----------------

Operating Costs and Expenses:
   Casino                                                                      3,056                  2,649
   Hotel, food and beverage                                                      678                    569
   General and administrative                                                  2,049                  1,817
   Depreciation                                                                  651                    648
                                                                      -----------------      -----------------

       Total operating costs and expenses                                      6,434                  5,683
                                                                      -----------------      -----------------

Earnings from Operations                                                       1,696                  1,698
Non-operating Income (expense)
   Interest expense                                                             (422)                  (527)
   Other income, net                                                              81                     58
                                                                      -----------------      -----------------
       Non-operating income (expense), net                                      (341)                  (469)
                                                                      -----------------      -----------------
Earnings before Income Taxes and Minority Interest                             1,355                  1,229
   Provision for income taxes                                                    443                    466
                                                                      -----------------      -----------------

Earnings before Minority Interest                                                912                    763
   Minority interest in subsidiary earnings                                      (15)                    (8)
   Equity in earnings of unconsolidated subsidiaries                               7                      -
                                                                      =================      =================
Net Earnings                                                        $            904        $           755
                                                                      =================      =================

Earnings Per Share:
   Basic                                                            $           0.07        $          0.06
                                                                      =================      =================

   Diluted                                                          $           0.06        $          0.05
                                                                      =================      =================

       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                                           For The Three Months Ended March 31,

Dollar amounts in thousands                                                   2004                  2003
                                                                              ----                  ----
   Net Earnings                                                         $            904       $           755

   Foreign currency translation adjustments                                          795                   555

   Change in fair value of interest rate swaps, net of income taxes                   27                    31
                                                                         ------------------    ------------------
   Comprehensive Earnings                                               $          1,726       $         1,341
                                                                         ==================    ==================



       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                      For The Three Months Ended March 31,

Dollar amounts in thousands                                              2004                  2003
                                                                         ----                  ----
Cash Flows from Operating Activities:

   Net earnings                                                    $            904       $           755

   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                                             651                   648
       Amortization of deferred financing costs                                  29                    28
       Deferred tax expense (benefit)                                           (23)                   16
       Minority interest in subsidiary earnings                                  15                     8
       Equity earnings in unconsolidated subsidiary earnings                     (7)                    -
       Gain of disposition of real estate option                                (35)                    -
       Other                                                                     (4)                   (3)

   Changes in operating assets and liabilities
       Receivables                                                              (11)                   16
       Prepaid expenses and other assets                                          -                    19
       Accounts payable and accrued liabilities                                 (48)                 (442)
       Accrued payroll                                                         (487)                 (710)
       Taxes payable                                                            273                   468
                                                                    ------------------    ------------------
         Net cash provided by operating activities                            1,257                   809
                                                                    ------------------    ------------------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                        (940)                 (533)
    Acquisition of subsidiary, net of $664 in cash acquired                       -                (1,259)
    Restricted cash decrease                                                      -                     3
    Proceeds from disposition of assets                                         202                     -
                                                                    ------------------    ------------------
         Net cash used in investing activities                                 (738)               (1,789)
                                                                    ------------------    ------------------






                                                                  (continued)
                                      -6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                      For the Three Months Ended March 31,

Dollar amounts in thousands                                                           2004                        2003
                                                                                      ----                        ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                                                     $          6,380             $         6,999
   Principal repayments                                                                   (7,711)                     (6,424)
   Proceeds from exercise of options                                                           2                           7
   Purchases of treasury stock                                                                 -                         (31)
   Other                                                                                       -                           2
                                                                                 ------------------          ------------------
         Net cash (used in) provided by financing activities                              (1,329)                        553
                                                                                 ------------------          ------------------
Effect of exchange rate changes on cash                                                      115                         120
                                                                                 ------------------          ------------------
Decrease in Cash and Cash Equivalents                                                       (695)                       (307)

Cash and Cash Equivalents at Beginning of Period                                           4,729                       4,582
                                                                                 ------------------          ------------------
Cash and Cash Equivalents at End of Period                                      $          4,034             $         4,275
                                                                                 ==================          ==================

Supplemental Disclosure of Noncash Financing Activities:

See Note 1 for a summary of the Company's subsidiaries and the abbreviations used in this section.

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

In January 2004, the Company, through its wholly owned Austrian subsidiary CMB, purchased an additional 40% interest in CM, bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.60 million in exchange for 2,400 additional shares. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CMB on a cost basis in Euro and had a value of $0.29 million on January 3, 2004, brought the Company's total investment in CM to $0.89 million, of which $0.26 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM, of $0.57 million, has been recorded as goodwill.

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest of $0 in 2004 and $10 in 2003           $            400             $           568
                                                                                    ==================          ==================
Income taxes paid                                                                  $              -             $             -
                                                                                    ==================          ==================


See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Century Casinos, Inc. ("CCI", the "Company") is an international gaming company. The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic and international waters as follows:

       -----------------------------------------------------------------------------------
       Parent/Subsidiary Relationship                   Abbreviation  Parent     Ownership
                                                                                Percentage
       -----------------------------------------------------------------------------------
       Century Casinos, Inc.                                 CCI        n/a         n/a
       -----------------------------------------------------------------------------------
           WMCK Venture Corp.                               WMCK        CCI        100%
       -----------------------------------------------------------------------------------
                WMCK-Acquisition Corp.                       ACQ       WMCK        100%
       -----------------------------------------------------------------------------------
                Century Casinos Cripple Creek Inc.           CCC       WMCK        100%
       -----------------------------------------------------------------------------------
           Century Casinos Africa (Pty) Ltd.                 CCA        CCI       96.5%
       -----------------------------------------------------------------------------------
                Century Casinos Caledon (Pty) Ltd.          CCAL        CCA        100%
       -----------------------------------------------------------------------------------
                Century Casinos West Rand (Pty) Ltd.        CCWR        CCA         55%
       -----------------------------------------------------------------------------------
                Rhino Resort Ltd.                            RRL        CCA         50%
       -----------------------------------------------------------------------------------
           Century Resorts International Limited             CRI        CCI        100%
       -----------------------------------------------------------------------------------
                Century Resorts Alberta, Inc.                CRA        CRI         55%
       -----------------------------------------------------------------------------------
           Century Resorts Limited                           CRL        CCI        100%
       -----------------------------------------------------------------------------------
           Century Casinos Management, Inc.                  CCM        CCI        100%
       -----------------------------------------------------------------------------------
           Century Casinos Nevada, Inc.                      CCN        CCI        100%
       -----------------------------------------------------------------------------------
           Century Management u. Beteiligungs GmbH           CMB        CCI        100%
       -----------------------------------------------------------------------------------
                Casino Millennium a.s.                       CM         CMB         50%
       -----------------------------------------------------------------------------------

------------------------------------------------------------------------------------------


               WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek and is currently the core operation of the Company. The facility has 625 slot machines, 6 limited stakes gaming tables, 21 hotel rooms and 1 restaurant.

               CCA owns and operates The Caledon Hotel, Spa & Casino near Cape Town, South Africa. The resort has 275 slot machines and 8 gaming tables, a 92-room hotel, mineral hot springs and spa facility, 3 restaurants, 2 bars, conference facilities and equestrian center.

               CMB acquired a 10% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic through a $0.24 million cash contribution in December 2002. In January
               2004, the Company, through CMB, acquired an additional 40% of Casino Millennium, bringing its total ownership to 50%. The investment by the Company for the incremental 40% stake amounted to $0.60 million and was paid by contributing gaming equipment. Casino Millennium has 38 slot machines and 15 gaming tables.

               CRI serves as concessionaire of small casinos on seven luxury cruise vessels and provides technical casino services to Casino Millennium. The Company has a total of 166 slot machines and 27 table games, or approximately 355 gaming positions on the seven combined shipboard casinos currently in operation. The cruise vessel Insignia was taken out of service after it completed its cruise schedule to various destinations in the western Mediterranean as of September 26, 2003 and resumed operations on March 29, 2004. The Silver Cloud returned to service on March 27, 2004 following five months of periodic maintenance. Subsequent to March 31, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. The casino is equipped with 42 slot machines and three gaming tables and expanded the Company's cruise ship segment to a total of eight casinos.

               CRL was formed for the purpose of managing and providing technical casino services to some of the Company's foreign and offshore operations.

               CCI  serves  as  a  holding  company,   providing  corporate  and
               administrative services to its subsidiaries.

          The  Company   regularly  pursues   additional  gaming   opportunities
     internationally and in the United States.

          On October 20, 2003, the Company announced that judgment had been handed down in the High Court of South Africa compelling the Gauteng Gambling Board ("GGB") to award a casino license to Silverstar Development Limited ("Silverstar") for the western periphery of metropolitan Johannesburg in terms of its original 1997 application. On November 11, 2003, the Company announced that the GGB's subsequent application for leave to appeal the October 20 judgment had been denied by the High Court. On December 3, 2003, the Company announced that the GGB served notice that it had petitioned the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. On February 5, 2004, the Supreme Court of Appeal of South Africa overturned the ruling of the High Court and granted the GGB's request for leave to appeal. Silverstar informed the Company that it does not have any indication with regard to the timing of the appeals process.

          CCA, through its majority-owned subsidiary,  Century Casinos West Rand
     (Pty) Ltd., remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($63.40 million) hotel/casino resort development would be located in the greater Johannesburg area of South Africa known as the West Rand.

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

          On September 25, 2003, the Company formed CRL for the purpose of managing some of the Company's foreign and offshore operations. In February 2004, the Company formed CRI for the purposes of providing technical casino services to Casino Millennium, managing casinos on the cruise ships and other foreign operations. Subsequent to the filing of the Company's annual report of Form 10-K, changes were made to the proposed organizational structure. When completed, CCI will own 96.5% of CRL. The remaining minority interest in CRL will be held by certain officers of the Company. These minority shareholders will give up their 3.5% ownership in CCA for their 3.5% ownership in CRL. CRL will own 100% of CCA. The Company believes that CRL and CRI will provide favorable tax benefits for the Company.

          On September 30, 2003, the Company subscribed to 55% of the outstanding shares of Century Resorts Alberta Inc. ("CRA"), formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada, at a price of 1 Canadian dollar per share. A total of 100 shares have been authorized and issued. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater and a 40-room hotel. CRA is owned by CRI (previously named CRL), a wholly-owned subsidiary of the Company and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.50 million Canadian dollars ($12.3 million), including the 2.50 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by 746306 Alberta Ltd. CRI also entered into a long-term agreement to manage the casino if a gaming license is awarded. On April 19, 2004, the Company announced that CRA had been selected as the only one of six applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that the CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, if step seven is successfully completed the eighth step will be a recommendation to the Board of the Alberta Gaming and Liquor Commission ("AGLC"), by the evaluating committee, regarding issuance of a casino facility license.

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

                             March 31, 2004  December 31, 2003   March 31, 2003

     South  African Rand             6.3095             6.6858           7.8952

     Euros                           0.8135             0.7938           0.9173

     Czech  Koruna                  26.6959            25.6634              n/a

     Canadian Dollars                1.3440             1.2924              n/a


          Certain reclassifications have been made to the 2003 financial information in order to conform to the 2004 presentation.

          The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly the condensed consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

2.   STOCK BASED COMPENSATION

          In 2002, the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS
     123), "Accounting for Stock-Based Compensation" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted by the Company at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related
     Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. The Company values stock-based compensation granted to non-employees at fair value.

          At  March  31,  2004,  the  Company  had  one   stock-based   employee
     compensation plan. The plan expired in April 2004. At this time, the Company does not intend to propose a new employee equity incentive plan.

          All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                   For the three months ended March 31,
     Dollar amounts in thousands, except for share information

                                                                            2004         2003
                                                                            ----         ----

     Net earnings, as reported                                      $        904    $           755

     Deduct:  Total stock-based employee compensation
       expense determined under fair value based method for all
       awards, net of related  tax  effects                                  269                  1
                                                                      ------------     --------------
     Pro forma net earnings                                         $        635    $           754
                                                                      ============     ==============
     Earnings per share
       Basic               As reported                              $       0.07    $          0.06
                           Pro forma                                $       0.05    $          0.06

     Diluted               As reported                              $       0.06    $          0.05
                           Pro forma                                $       0.04    $          0.05

3.   CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

          In December 2003, FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46(R) addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. The Company adopted FIN 46(R) on January 1, 2004. The Company has determined that CM (Note 8) is a variable interest entity (VIE) as defined by FIN 46 (R). The Company has also determined that it is not the primary beneficiary as defined by FIN 46 (R) and has, therefore, accounted for the Company's 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, the Company has recognized the difference between the investment and the underlying cost of the equity as goodwill and reported its percentage of the earnings in CM as equity in earnings of unconsolidated subsidiaries.

          Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

4.   INCOME TAXES

          The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.


5.   EARNINGS  PER SHARE

          Basic and diluted  earnings per share for the three months ended March
     31, 2004 and 2003 were computed as follows:

                                                                       For the Three Months Ended March 31,

         Dollar amounts in thousands, except for share information            2004             2003
                                                                              ----             ----

         Basic Earnings Per Share:
            Net earnings                                                $            904    $           755
                                                                       =================     ==============
            Weighted average common shares                                    13,681,438         13,579,411
                                                                       =================     ==============
            Basic earnings per share                                    $           0.07    $          0.06

         Diluted Earnings Per Share:
            Net earnings, as reported                                   $            904    $           755
                                                                       =================     ==============
            Weighted average common shares                                    13,681,438         13,579,411
              Effect of dilutive securities:
                  Stock options and warrants                                   1,334,123          1,124,382
                                                                       ----------------   ----------------
            Dilutive potential common shares                                  15,015,561         14,703,793
                                                                       =================     ==============
            Diluted earnings per share                                  $           0.06    $          0.05
                                                                       =================     ==============

            Excluded from computation of diluted earnings per share
                Due to antidilutive effect:
                  Options and warrants to purchase common shares                  60,000             15,000
                  Weighted average exercise price                       $           3.26    $          2.27


6.   CRIPPLE CREEK,  COLORADO

          In April 2003, the Company completed construction of a 6,022 square foot expansion and added a total of 5,000 square feet of gaming space to Womacks. Most importantly, having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date. In January 2004, the Company sold a purchase option agreement for a property located in Cripple Creek across Bennett Ave. from Womacks that it had held since 1999, which would have expired on March 31, 2004, to an unrelated party for a sum of $0.20 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in other income, net.

7.   CALEDON, SOUTH AFRICA

          In January 2003, CCA purchased the remaining 35% interest in CCAL, becoming the sole owner of all of the common stock of CCAL. The Company paid 21.5 million Rand or $2.53 million, based on the conversion rate at January 10, 2003. In accordance with FASB Statement No. 141, "Business Combinations", the cost of acquisition was allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The assets and liabilities of CCAL, which were carried in the Company's consolidated financial statements at the date of acquisition, had fair values which approximated their carrying value, with the exception of land to which $0.34 million of the acquisition price was allocated. Simultaneous with the transaction, the Hotel Management Agreement between CCAL and Fortes King Hospitality (Pty) Limited ("FKH") was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the Wells Fargo Bank revolving line of credit ("RCF").

     In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land, which may be used for future expansion.

8.   PRAGUE, CZECH REPUBLIC

          In January 1999, the Company, through CCM, entered into a 20-year agreement with Casino Millennium a.s., a Czech company ("CM"), and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. During 2001, Bau Holding AG changed its name to Strabag AG. The Company provided technical casino services in exchange for 10% of the casino's gross revenue, and provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

          In December 2002 the Company through CMB acquired a 10% ownership interest in CM with the payment of $0.24 million in cash. Effective January 3, 2004, the Company, through CMB, acquired an additional 40% of CM by contributing gaming equipment with a net book value of $0.60 million. The contribution of the gaming equipment, along with the cash contribution which was previously accounted for by CMB on a cost basis in Euro and had a value of $0.29 million on January 3, 2004 brought the Company's total investment in CM to $0.89 million. The Company allocated $0.26 million to a shareholder loan acquired as part of the transaction. CM issued 2,400 additional shares for the contribution of the gaming equipment towards the Company's additional 40% investment in CM. The difference of $0.57 million between the cost and the equity in CM has been recorded as goodwill. In addition to the 50% ownership, the Company retains its rights under the 1999 casino services agreement which, as amended in October 2003, requires CM to make monthly payments of Euro 7,250 to CRI.

          CM had approximately $2.5 million in assets as of March 31, 2004 and reported earnings for the quarter ended March 31, 2004 of approximately $14 thousand, after expensing casino services fees paid to the Company.

          The Company's estimated maximum exposure to losses at March 31, 2004 consists of the following (Dollar amounts in thousands):

                   Equity investment in Casino Millennium       $       65
                   Goodwill                                            548
                   Note receivable                                     251
                   Other receivables                                   199
                                                              -------------
                   Total                                        $    1,063
                                                              =============

          Casino services fee income for the three months ended March 31, 2004 and 2003 was $27.0 thousand and $0, respectively.



9. GOODWILL (Dollar amounts in thousands):
         Balance as of December 31, 2003                        $    8,088
         Goodwill recorded in the acquisition of an
           additional 40% interest in Casino Millennium,
           as valued on January 3, 2004                                565
         Effect of exchange rate on goodwill                            34
                                                              -------------
         Balance as of March 31, 2004                         $      8,687
                                                              =============

10.  LONG-TERM DEBT

          The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of March 31, 2004 was $10.68 million compared to $11.76 million at December 31, 2003. The amount available under the RCF as of March 31, 2004 was $11.71 million, net of amounts outstanding as of that date, compared to $11.35 million at December 31, 2003. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company is in compliance with the covenants as of March 31, 2004. The interest rate at March 31, 2004 was 3.47% for $10.0 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 4.0%.

          The fair value of the Company's interest rate swap derivatives as of March 31, 2004 and December 31, 2003 of $0.33 million and $0.37 million, respectively, is reported as an other non-current liability in the condensed consolidated balance sheets. The net gain on the interest rate swaps of $27.6 thousand, net of deferred income tax expense of $16.4 thousand for the first three months of 2004, has been reported in accumulated other comprehensive earnings in the shareholders' equity section of the accompanying March 31, 2004 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $67.9 thousand and $0.14 million for the three months ended March 31, 2004 and 2003, respectively.Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 7.07% and 9.13% for the three months ended March 31, 2004 and 2003, respectively.

          In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which was subsequently acquired by ABSA Bank ("ABSA"), which provided for a principal loan of approximately $6.20 million (based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced) to fund development of the Caledon project. The outstanding balance and interest rate as of March 31, 2004 and December 31, 2003 was $4.03 million and $4.14 million, respectively and 17.05% in both years. The outstanding balance and interest rate on the standby facility with PSGIB as of March 31, 2004 and December 31, 2003 was $0.40 million and $0.41 million, respectively and 15.1% in both years. The agreement requires quarterly installments over the remaining term of the loan. The agreement requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.63 million) at the end of each quarter. In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL is in compliance with the covenants as of March 31, 2004.

          An unsecured note payable, in the amount of $0.38 million, to a founding shareholder bears interest at 6%, payable quarterly. The entire outstanding principal was due and payable on April 1, 2004. Accordingly, the note is classified as current in the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. The entire outstanding principal was paid on April 1, 2004.

          An unsecured note payable, in the amount of $90 thousand, to a former director bears interest at 0% and is classified as current in the accompanying condensed consolidated balance sheet as of March 31, 2004.

          The remaining amount of $0.34 million in debt, as of March 31, 2004, consists of capital leases.

          The consolidated weighted average interest rate on all borrowings was 9.31% and 10.63% for the three months ended March 31, 2004 and 2003, respectively.

11.  SHAREHOLDERS' EQUITY

          During the first quarter of 2004, the Company did not purchase any shares of its common stock on the open market. The Company issued 1,400 shares of treasury stock in February 2004 for employee option exercises. Subsequent to March 31, 2004, the Company has not purchased shares of its common stock on the open market.

          In January 2004, 60,000 options were issued to the Company's outside directors with an exercise price of $3.26.

          In March 2004, 1,352,710 options were granted by the independent members of the Company's Incentive Plan Committee to eight officers and employees of the Company with an exercise price of $2.93. The Employee Equity Incentive Plan expired in April 2004. At this time, the Company does not intend to propose a new employee equity incentive plan.

          In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom have one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of Century Casinos, Inc. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of March 31, 2004, no dividend has been declared for the preference shareholders.

12.  SEGMENT INFORMATION

          The Company is managed in four segments; Colorado, South Africa, Cruise Ships and Corporate operations.

          The  operating  results  of the  Colorado  segment  are  those of WMCK
     Venture Corp. and subsidiaries, which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado.

          The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which own the Caledon Hotel, Spa & Casino.

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

          Reclassification adjustments for 2003 have been made to the Colorado and Corporate segment presentations for corporate bonuses that were charged to Colorado but are attributable to the consolidated results of operation, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock, and the related tax effects. There is no effect on the consolidated results.


===================================================================================================
Dollar amounts in thousands                 Colorado          South Africa         Cruise Ships
===================================================================================================
   As of and for the Three Months        2004     2003       2004      2003      2004       2003
   -------------------------------
           Ended March 31,
==================================================================================================
Property and equipment, net           $ 23,174 $ 21,671   $ 14,743  $ 11,977   $   446  $     212
==================================================================================================
Total assets                          $ 32,659 $ 32,448   $ 21,072  $ 16,459   $   745  $     418
==================================================================================================

Net operating revenue                 $  4,345 $  4,644   $  3,320  $  2,407   $   438  $     330
==================================================================================================
Operating expenses (excluding
depreciation)                         $  2,563 $  2,597   $  2,200  $  1,710   $   329  $     214
==================================================================================================
Depreciation                          $    305 $    352   $    321  $    239   $    17  $      15
==================================================================================================
Earnings from operations              $  1,477 $  1,695   $    799  $    458   $    92  $     101
==================================================================================================
Interest  income                      $      2 $      3   $     39  $     53   $     -  $       -
==================================================================================================
Interest expense,
including debt issuance cost (1)      $   (32) $     24   $    214  $    236   $     -  $       -
==================================================================================================
Other income, net                     $     35 $      -   $      -  $      -   $     -  $       -
==================================================================================================
Earnings (loss) before income taxes
and minority interest                 $  1,546 $  1,674   $    624  $    275   $    92  $     101
==================================================================================================
Income tax expense (benefit)          $    587 $    636   $    208  $    111   $     3  $      38
==================================================================================================
Minority interest expense             $      - $      -   $      -  $    (8)   $     -  $       -
==================================================================================================
Equity in earnings of unconsolidated
subsidiaries                          $      - $      -   $      -  $      -   $     -  $       -
==================================================================================================
Net earnings (loss)                   $    959 $  1,038   $    416  $    156   $    89  $      63
==================================================================================================

Reconciliation to EBITDA:
==================================================================================================
Net earnings (loss) (US GAAP)         $    959 $  1,038   $    416  $    156   $    89  $      63
==================================================================================================
Interest income                       $    (2) $    (3)   $   (39)  $   (53)   $     -  $       -
==================================================================================================
Interest expense (1)                  $   (32) $     24   $    214  $    236   $     -  $       -
==================================================================================================
Income taxes                          $    587 $    636   $    208  $    111   $     3  $      38
==================================================================================================
Depreciation                          $    305 $    352   $    321  $    239   $    17  $      15
==================================================================================================
EBITDA                                $  1,817 $  2,047   $  1,120  $    689   $   109  $     116
==================================================================================================




         (1) The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment.


   ================================================================================================================
   Dollar amounts in thousands              Corporate and Other   Inter-segment Elimination       Consolidated
   ================================================================================================================
   As of and for the Three Months           2004          2003       2004          2003        2004           2003
   -------------------------------
           Ended March 31,

   ================================================================================================================
   Property and equipment, net           $    457   $      1,156  $      -   $         -  $   38,820   $     35,016
   ================================================================================================================
   Total assets                          $  2,294   $      2,726  $      -   $         -  $   56,770   $     52,051
   ================================================================================================================

   Net operating revenue                 $     27   $          -  $      -   $         -  $    8,130   $      7,381
   ================================================================================================================
   Operating expenses (excluding
   depreciation)                         $    691   $        514  $      -   $         -  $    5,783   $      5,035
   ================================================================================================================
   Depreciation                          $      8   $         42  $      -   $         -  $      651   $        648
   ================================================================================================================
   Earnings from operations              $  (672)   $      (556)  $      -   $         -  $    1,696   $      1,698
   ================================================================================================================
   Interest  income                      $     90   $         86  $   (85)   $      (85)  $       46   $         57
   ================================================================================================================
   Interest expense,                     $    325   $        352  $   (85)   $      (85)  $      422   $        527
   including debt issuance cost
   ================================================================================================================
   Other income, net                     $      -   $          1  $      -   $         -  $       35   $          1
   ================================================================================================================
   Earnings (loss) before income taxes
   and minority interest                 $  (907)   $      (821)  $      -   $         -  $    1,355   $      1,229
   ================================================================================================================
   Income tax expense (benefit)          $  (355)   $      (319)  $      -   $         -  $      443   $        466
   ================================================================================================================
   Minority interest expense             $   (15)   $          -  $      -   $         -  $     (15)   $        (8)
   ================================================================================================================
   Equity in earnings of
   unconsolidated subsidiaries           $      7   $          -  $      -   $         -  $        7   $          -
   ================================================================================================================
   Net earnings (loss)                   $  (560)   $      (502)  $      -   $         -  $      904   $        755
   ================================================================================================================

   Reconciliation to EBITDA:
   ================================================================================================================
   Net earnings (loss) (US GAAP)         $  (560)   $      (502)  $          $         -  $      904   $        755
   ================================================================================================================
   Interest income                       $   (90)   $       (86)  $     85   $        85  $     (46)   $       (57)
   ================================================================================================================
   Interest expense                      $    325   $        352  $   (85)   $      (85)  $      422   $        527
   ================================================================================================================
   Income taxes                          $  (355)   $      (319)  $      -   $         -  $      443   $        466
   ================================================================================================================
   Depreciation                          $      8   $         42  $      -   $         -  $      651   $        648
   ================================================================================================================
   EBITDA                                $  (672)   $      (513)  $      -   $         -  $    2,374   $      2,339
   ================================================================================================================




13.  OTHER INCOME, NET

        Other income, net, consists of the following:
                                                           For the Three Months Ended March 31,
        Dollar amounts in thousands                              2004                  2003
                                                                 ----                  ----

        Interest income                                    $          46       $            57
        Gain on sale of real estate option (1)                        35                     -
        Foreign currency exchange gains                                -                     1
                                                           ----------------     -----------------
                                                           $          81       $            58
                                                           ================     =================

          (1) In January 2004, the Company sold a purchase option agreement for a property located in Cripple Creek across Bennett Ave. from Womacks that it had held since 1999, which would have expired on March 31, 2004, to an unrelated party for a sum of $0.2 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004.

14.       PROMOTIONAL ALLOWANCES

          Promotional   allowances  presented  in  the  condensed   consolidated
          statements of earnings for the period ended March 31, 2004 and March 31, 2003 include the following:

                                                           For the Three Months Ended March 31,

        Dollar amounts in thousands                              2004                  2003
                                                                 ----                  -----

        Food & Beverage and Hotel Comps                    $         373             $     327
        Free Plays or Coupons                                        379                   401
        Player Points                                                327                   353
                                                           ----------------     -----------------
        Total Promotional Allowances                       $       1,079             $   1,081
                                                           ================     =================

               We issue free play or coupons for the purpose of generating future revenue. The coupons are valid for a limited number of days (generally not exceeding 7 days). The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

               Members of the casinos' players clubs earn points as a percentage of coin-in. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of the unused or unredeemed points is included in the accounts payable and accrued liabilities on our condensed consolidated balance sheets.

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

          The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, the Company's present dependence upon the Cripple Creek, Colorado gaming market, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

          The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations

Three Months Ended March 31, 2004 vs. 2003
------------------------------------------

     The Company is managed in four segments; Colorado, South Africa, Cruise Ships and Corporate operations.

     The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries, which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado.

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which own the Caledon Hotel, Spa & Casino.

     Cruise Ship operations include the revenue and expense of the seven combined shipboard operations for which the Company has casino concession agreements.

     Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.


Consolidated Results of Operations

     The Company reported net operating revenue of $8.1 million and $7.4 million for the quarters ended March 31, 2004 and 2003, respectively. Casino revenue for the quarters ended March 31, 2004 and 2003, was $8.07 million compared to $7.52 million, respectively. Casino expense was $3.06 million and $2.65 million for the quarters ended March 31, 2004 and 2003, respectively. General and administrative expense was $2.05 million for the quarter ended March 31, 2004 compared to $1.82 million in the quarter ended March 31, 2003. Depreciation expense was $0.65 million in both quarters ended March 31, 2004 and 2003.

     Total Company earnings from operations were $1.70 million for both quarters ended March 31, 2004 and 2003.

     Tax expense for the quarters ended March 31, 2004 and 2003 were $0.44 million, and $0.47 million, respectively.

     The Company's net earnings for the quarters ended March 31, 2004 and 2003 were $0.90 million or $0.07 per share, and $0.76 million or $0.06 per share in 2003, respectively.

     A discussion by business segment follows below.

Colorado

     The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks Hotel and Casino ("Womacks") in Cripple Creek, Colorado. Womacks' results of operations for the quarters ended March 31, 2004 and 2003 were as follows:

                                                    For the three months ended March 31,       Increase       % of Change
                                                                                              (Decrease)
Dollar amounts in thousands                            2004                 2003
                                                       ----                 ----
Operating Revenue
     Casino                                      $            4,875  $             5,293   $       (418)          -7.9%
     Hotel, food and beverage                                   324                  296              28           9.5%
     Other (including promotional allowances)                 (854)                (945)              91           9.6%
                                                    ----------------    -----------------
Net operating revenue                                         4,345                4,644           (299)          -6.4%
                                                    ----------------    -----------------
Costs and Expenses
     Casino                                                   1,626                1,641            (15)          -0.9%
     Hotel, food and beverage                                    88                   69              19          27.5%
     General and administrative                                 849                  887            (38)          -4.3%
     Depreciation                                               305                  352            (47)         -13.4%
                                                    ----------------    -----------------
                                                              2,868                2,949            (81)          -2.7%
                                                    ----------------    -----------------
Earnings from operations                                      1,477                1,695           (218)         -12.9%
Interest (expense)                                               32                 (24)              56         233.3%
Other income, net                                                37                    3              34       1,133.3%
                                                    ----------------    -----------------
Earnings before income taxes                                  1,546                1,674           (128)          -7.6%
Income tax expense                                              587                  636            (49)          -7.7%
                                                    ----------------    -----------------
Net Earnings                                     $              959  $             1,038   $        (79)          -7.6%
                                                    ================    =================

     Excluded from the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock and related tax effects. Reclassifications have been made to the 2003 financial information in order to conform to the 2004 presentation.

     Overall operating results were impacted by the casino results detailed below.

     Market Data

       ------------------------------------------------------------------------------
       For the three months ended March 31,                  2004          2003
                                                             ----          ----
       ------------------------------------------------------------------------------
       Market share of the Cripple Creek market                14.32%         16.14%
       ------------------------------------------------------------------------------
       Average number of slot machines                            618            666
       ------------------------------------------------------------------------------
       Market share of Cripple Creek gaming devices            14.36%         15.70%
       ------------------------------------------------------------------------------
       Average slot machine win per day                    85 dollars     87 dollars
       ------------------------------------------------------------------------------
       Cripple Creek average slot machine win per day      85 dollars     85 dollars
       ------------------------------------------------------------------------------

     Womacks' market share is 1.8 percentage points lower than a year ago. The covered parking garages provided by two competitors gives them somewhat of an advantage during the winter months. In recent months, the Company has committed approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management continues to evaluate these overhead costs to insure a good cost benefit relationship is maintained.

     During the three months ended March 31, 2004, Womacks leased approximately an average of 43 slot machines from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $0.10 million and $0.12 million for the quarters ended March 31, 2004 and 2003, respectively.

     Management continues to focus on marketing the casino through its Gold Club in which patrons can earn rewards, that can be redeemed for discounted or free meals, rooms, cash and other prizes, as well as through increased TV and radio advertising. Management continues to place emphasis on further refining the product mix, upgrading both the interior of the facilities, as well as the slot machine mix.

 Hotel, Food and Beverage

     Hotel revenue, included in hotel, food and beverage revenue, increased by 7.8%, as a result of higher hotel occupancy rate to 92.1% from 89.0% in 2004 and 2003. All of the revenue generated by the hotel operations is derived from comps to better players and is included in promotional allowances.

     In the first quarter of 2004 food and beverage revenue increased 9.9% when compared to the same period in 2003. In the first quarter of 2003, the Gold Mine restaurant was closed and Bob's Grill was expanded in order to provide better service on the gaming floor and improve accessibility. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $0.24 million in the first quarter of 2004 from $0.22 million in the first quarter of 2003.


Other

     The Company allocated $0.32 million in interest expense to the Corporate & Other segment during the first quarter of 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company's acquisitions and the repurchase of the Company's common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net of $32.8 thousand in interest income and debt issuance cost. During the same period in 2003, Womacks reported interest expense and debt issuance cost, of $23.4 thousand, net of $0.35 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 7.07% from 9.13% and a reduction in the average outstanding balance under the RCF to $11.15 million in the first quarter of 2004 from $12.9 million in the first quarter of 2003.

     In January 2004, the Company sold a purchase option agreement that it had held since 1999, which would have expired on March 31, 2004, to an unrelated party for a sum of $0.20 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in Other income, net.

     The Colorado segment recognized income tax expense of $0.59 million in the first quarter of 2004 versus $0.64 million in the first quarter of 2003, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

     Improvement in the Rand versus the dollar when comparing the first quarter of 2003 to the first quarter of the 2004 has had a positive impact on the reported revenues and a negative impact on expenses.

     Operating results in U.S. dollars for the three months ended March 31, 2004 and 2003 were as follows: (See next page for results in Rand)


CALEDON

                                      For the three months ended March 31,     Increase        % of
                                                                              (Decrease)       Change
Dollar amounts in thousands             2004                  2003
                                        ----                  ----
Operating Revenue
     Casino                        $            2,778  $             1,904   $         874       45.9%
     Hotel, food and beverage                     650                  525             125       23.8%
     Other (including promotional
     allowances                                 (108)                 (22)            (86)     -390.9%
                                      ----------------    -----------------
Net operating revenue                           3,320                2,407             913       37.9%
                                      ----------------    -----------------
Costs and Expenses
     Casino                                     1,101                  794             307       38.7%
     Hotel, food and beverage                     590                  500              90       18.0%
     General and administrative                   473                  330             143       43.3%
     Depreciation                                 321                  239              82       34.3%
                                      ----------------    -----------------
                                                2,485                1,863             622       33.4%
                                      ----------------    -----------------
Earnings from operations                          835                  544             291       53.5%
Interest expense                                (214)                (236)            (22)       -9.3%
Other income, net                                  36                   45             (9)      -20.0%
                                      ----------------    -----------------
Earnings before income taxes                      657                  353             304       86.1%
Income tax expense                                216                  132              84       63.6%
                                      ----------------    -----------------
Net Earnings                       $              441  $               221   $         220       99.6%
                                      ================    =================



CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative     $               36   $               86   $        (50)      -58.1%
                                      ----------------     ----------------
Loss from operations                             (36)                 (86)            (50)      -58.1%
Other income, net                                   3                    8             (5)      -62.5%
                                      ----------------     ----------------
Loss before income taxes                         (33)                 (78)            (45)      -57.7%
Income tax  benefit                                 8                   21            (13)      -61.9%
                                      ----------------     ----------------
Net Loss                           $             (25)   $             (57)   $        (32)      -56.1%
                                      ================     ================
MINORITY INTEREST EXPENSE          $                -   $                8   $         (8)     -100.0%
                                      ----------------     ----------------
SOUTH AFRICA NET EARNINGS          $              416   $              156   $         260      166.7%
                                      ================     ================
------------------------------------------------------------------------------------------------------
Average exchange rate (Rand/USD)                 6.72                 8.26                       18.6%
------------------------------------------------------------------------------------------------------

Operating results in Rand for the three months ended March 31, 2004 and 2003 are as follows:

CALEDON
                                        For the three months ended March 31,     Increase        % of
                                                                                (Decrease)      Change
Rand amounts in thousands                  2004                 2003
                                           ----                 ----
Operating Revenue
     Casino                          R           18,672    R          15,723    R      2,949       18.8%
     Hotel, food and beverage                     4,361                4,324              37        0.9%
     Other (including promotional
     allowances                                   (737)                (181)           (556)     -307.2%
                                        ----------------      ---------------
Net operating revenue                            22,296               19,866           2,430       12.2%
                                        ----------------      ---------------
Costs and Expenses
     Casino                                       7,397                6,569             828       12.6%
     Hotel, food and beverage                     3,967                4,135           (168)       -4.1%
     General and administrative                   3,184                2,734             450       16.5%
     Depreciation                                 2,155                1,974             181        9.2%
                                        ----------------      ---------------
                                                 16,703               15,412           1,291        8.4%
                                        ----------------      ---------------
Earnings from operations                          5,593                4,454           1,139       25.6%
Interest expense                                (1,439)              (1,950)           (511)      -26.2%
Other income, net                                   242                  376           (134)      -35.6%
                                        ----------------      ---------------
Earnings before income taxes                      4,396                2,880           1,516       52.6%
Income tax expense                                1,439                1,078             361       33.5%
                                        ----------------      ---------------
Net Earnings                         R            2,957    R           1,802    R      1,155       64.1%
                                        ================      ===============

CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative       R              240    R             705    R      (465)      -66.0%
                                        ----------------      ---------------
Loss from operations                              (240)                (705)           (465)      -66.0%
Other income, net                                    22                   66            (44)      -66.7%
                                        ----------------      ---------------
Loss before income taxes                          (218)                (639)           (421)      -65.9%
Income tax  benefit                                  55                  191           (136)      -71.2%
                                        ----------------      ---------------
Net Loss                             R            (163)    R           (448)    R      (285)      -63.6%
                                        ================      ===============

MINORITY INTEREST EXPENSE BENEFIT    R                -    R              71    R       (71)     -100.0%
                                        ----------------      ---------------
SOUTH AFRICA NET EARNINGS            R            2,794    R           1,283    R      1,511      117.8%
                                        ================      ===============




Casino Market Data (in Rand)

             ------------------------------------------------------------------------
             For the three months ended March 31,            2004           2003
                                                             ----           ----
             ------------------------------------------------------------------------
             Market share of the Western Cape market            5.85%          6.07%
             ------------------------------------------------------------------------
             Market share of Western Cape gaming devices        10.8%          10.5%
             ------------------------------------------------------------------------
             Average number of slot machines                      275            275
             ------------------------------------------------------------------------
             Average slot machine win per day                694 Rand       597 Rand
             ------------------------------------------------------------------------
             Average number of tables                               8              8
             ------------------------------------------------------------------------
             Average table win per day                     1,779 Rand     1,702 Rand
             ------------------------------------------------------------------------

     The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     The 18.8% increase in the casino revenue is attributable to the successful marketing efforts, e.g. introduction of cash couponing, an expanded smoking section and improved employee and management training. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and the equestrian center.

     The 0.56 million Rand change in other revenue (including promotional allowances) is attributable to the introduction of cash couponing in the second quarter of 2003 and to the expanded use of player points to attract customers.

Hotel, Food and Beverage

     Conferences and trade shows held at the resort play a significant role in the operation of the hotel. Management is attempting to gain additional exposure in this area through marketing efforts. A number of repairs in the hotel infrastructure, including electrical and plumbing, were undertaken in 2003 in order to increase the quality of the facility. Management has taken measures to offset the inflationary pressures in South Africa which have driven up base costs such as labor, supplies and utilities.

     Hotel revenue decreased 12.4% in the first quarter of 2004 compared to the first quarter of 2003. The average hotel occupancy rate in the first quarter of 2004 was 53% compared to 58% in the first quarter of 2003. Conference sales decreased 21.3%, while leisure sales improved 10.3%.

     Food and beverage revenue increased 11.8% in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of changes in food and beverage facilities layout, operating hours and a general price increase.

Other

     Interest expense, including debt issuance cost, decreased 26.2% as the principal balance of the term loans and capitalized leases are repaid. The weighted-average interest rate on the borrowings under the ABSA loan agreement was 16.9% in the first three months of 2004 and 2003.


    Cruise Ships

        Cruise ships' operating results for the periods ended March 31, 2004 and 2003 were as follows:

                                     For the three months ended March 31,   Increase
                                                                            (Decrease)    % Change
                                                                            ----------   -----------
    Dollar amounts in thousands          2004                2003
                                         ----                ----
    Operating Revenue
         Casino                   $              413  $              323        90          27.9%
         Other                                    25                   7        18         257.1%
                                     ----------------    ----------------
    Net operating revenue                        438                 330       108          32.7%
                                     ----------------    ----------------
    Costs and Expenses
         Casino                                  329                 214       115          53.7%
         Depreciation                             17                  15         2          13.3%
                                     ----------------    ----------------
                                                 346                 229       117          51.1%
                                     ----------------    ----------------
    Earnings from operations                      92                 101       (9)          -8.9%
    Other income, net                              -                   -
                                     ----------------    ----------------
    Earnings before income taxes                  92                 101       (9)          -8.9%
    Income tax expense                             3                  38      (35)         -92.1%
                                     ----------------    ----------------
    Net Earnings                  $               89  $               63        26          41.3%
                                     ================    ================

     In the first quarter of 2004, the Company operated casinos on a total of seven ships: four on Silverseas, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of four ships during the same period in 2003. Two ships, the Silver Cloud and the Insignia, resumed operations late in the first quarter of 2004 and only contributed marginally to the results. The Silver Cloud, a cruise ship operated by Silverseas cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003.

     Subsequent to March 31, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. This casino opening expanded the cruise ship segment to a total of eight casinos, with a total of 446 gaming positions.

     We experience severe fluctuations in the revenue generated on each cruise depending on the quality of the players. This is a condition that we do not control.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $0.17 million and $0.12 million of the total casino expenses incurred in first three months ended March 31, 2004 and 2003, respectively.

     The decrease in income tax expense is attributable to the assignment of the concession agreements from CCI to CRI as of October 1, 2003. The income assigned to CCI was taxed at a U.S. effective rate of approximately 38%. The income assigned to CRI, the Company's wholly owned subsidiary in Mauritius, is taxed at an effective rate of 3%.


Corporate & Other
                                                 For the three months ended March 31,      Increase
                                                                                           (Decrease)  % Change
                                                                                          ----------- ----------
    Dollar amounts in thousands                     2004                 2003
                                                    ----                 ----
    Operating Revenue
        Other                                 $               27  $                 -  $       27          n/a
                                                 ----------------    -----------------
    Net Operating Revenue                                     27                    -          27          n/a

    Costs and Expenses
        General and administrative                           691                  514         177        34.4%
        Depreciation                                           8                   42        (34)       -81.0%
                                                 ----------------    -----------------
                                                             699                  556         143        25.7%
                                                 ----------------    -----------------
    Loss from operations                                   (672)                (556)         116        20.9%
    Interest expense                                       (325)                (352)        (27)        -7.7%
    Other income, net                                         90                   87           3         3.4%
                                                 ----------------    -----------------
    Loss before income taxes and minority                  (907)                (821)          86        10.5%
    interest
    Income tax benefit                                     (355)                (319)          36        11.3%
    Minority interest expense                               (15)                    -          15          n/a
    Equity in earnings of unconsolidated
    subsidiaries                                               7                    -           7          n/a
                                                 ----------------    -----------------
    Net Loss                                  $            (560)  $             (502)  $       58        11.6%
                                                 ================    =================

     Included in the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the Company's acquisitions and the repurchase of the Company's common stock, and related tax effects. Reclassifications have been made to the 2003 financial information in order to conform to the 2004 presentation. Additionally, general and administrative expenses increased quarter over quarter largely due to an increase in the current year estimate for corporate bonuses based on management's current estimation of annual results.

     The decrease in depreciation expense is attributable to the acquisition of 50% of CM. Effective January 3, 2004, the Company through its wholly-owned subsidiary, CMB, acquired an additional 40% of CM by contributing gaming equipment, valued at approximately $0.60 million. The gaming equipment, previously allocated to and depreciated in the Corporate & Other segment, is depreciated by CM and therefore affects the equity in earnings of unconsolidated subsidiaries (see Note 8 to the condensed consolidated financial statements).

     Minority interest expense is comprised of $14.6 thousand for the 3.5% minority interest in the earnings of CCA. Equity in earnings of unconsolidated subsidiaries is comprised of the Company's 50% interest in CM earnings.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $4.0 million plus restricted cash of $0.63 million at March 31, 2004, and the Company had deficit working capital of $2.56 million. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26 million ($22.39 million net of the quarterly reduction) and unused borrowing capacity of approximately $11.71 million at March 31, 2004. Under the terms of the RCF, the maturity date of the borrowing commitment is August 2007 and the funds available under the RCF are reduced by $0.7 million each quarter beginning with the first quarter of 2003. The Company has the flexibility to use the funds for various business projects and investments.

     For the three months ended March 31, 2004, cash provided by operating activities was $1.3 million compared with $0.8 million in the prior-year period. Please refer to management's discussion of the results of operation.

     Cash used in investing activities of $0.7 million for the first three months of 2004 include $0.19 million towards the upgrade of the slot accounting system, $0.26 million towards new slot games, $48 thousand for new slot stools
and  $7  thousand  for  restaurant   equipment  at  Womacks,   $0.2  million  in
improvements to the property in Caledon, South Africa, $0.1 million in expenditures to outfit the cruise ships and $85 thousand in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets. Cash used in investing activities of $1.8 million for the first three months of 2003 consisted of: $0.2 million towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003 and provided approximately 5,000 square feet of additional gaming space; $95 thousand for additional improvements to the property in Caledon, South Africa, principally additional capitalized building costs related to the original construction; $1.3 million towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $1.0 million of which was applied against the minority shareholder liability and $0.3 million of which increased the carrying value of the land in Caledon; $79 thousand principally for outfitting one of the two new casinos aboard the luxury cruise ships operated by Oceania; and the balance of $0.2 million due to expenditures for other long lived assets.

     Cash used in financing activities of $1.3 million for the first three months of 2004 consisted of net repayments of $1.1 million under the RCF with Wells Fargo, net repayments of $0.3 under the loan agreement with ABSA and other net repayments of $38 thousand, less net borrowing of $90 thousand from a former director and $2 thousand in proceeds from the exercise of stock options. Cash from financing activities of $0.6 million for the first three months of 2003 consisted of net borrowings of $2.2 million under the RCF with Wells Fargo plus $7 thousand in proceeds from the exercise of stock options, less net repayments of $0.3 million under the loan agreement with ABSA, $1.2 million to acquire a loan to CCAL held by the minority shareholder, the repurchase of the Company's stock on the open market, at a cost of $31 thousand, and other net repayments of $0.1 million.

     In January 2000, CCI entered into an agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar at a price equal to 85% of their fair market value at the time of exercise. The agreement was subsequently amended in July 2003 giving Novomatic AG a put option under which Novomatic AG can require that CCI buy seven eighths of its shares in Silverstar and giving CCI a call option under which CCI can require Novomatic AG to sell seven eighths of its shares in Silverstar to CCI. The price of the option, which cannot be quantified at this time, will be 75% of the fair market value as determined at the time of the exercise. If the transaction were to be completed, CCI would acquire a 7% interest in Silverstar from Novomatic AG.

     CRA has submitted an application to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater and a 40-room hotel. CRA is owned by CRI (previously named CRL), a wholly owned subsidiary of the Company and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is valued at
16.5 million Canadian dollars ($12.3 million), including the contribution of the existing hotel and property, valued at 2.5 million Canadian dollars ($1.9 million). On April 19, 2004, the Company announced that CRA had been selected as the only one of six applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that the CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, once step seven is successfully completed, the eighth step will be a recommendation to the Board of the AGLC, by the evaluating committee, regarding issuance of a casino facility license.

     In January 2004, the Company signed commitments for gaming equipment and upgrades to its slot accounting system at Womacks totaling approximately $3.0 million. As of March 31, 2004 the Company has expended or accrued $2.1 million towards the commitments.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. During the first three months of 2004, the Company did not purchase any shares of its common stock on the open market. Through March 31, 2004, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

     Management believes that the Company's cash at March 31, 2004, together with expected cash flows from operations, its borrowing capacity under the RCF and its ability to secure additional project financing with competitive terms will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

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

In January 2004,  the Company  adopted FASB revised  Interpretation  46 ("FIN 46
(R)"), "Consolidation of Variable Interest Entities". FIN 46(R) addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. The Company has determined that CM (Note 8) is a variable interest entity (VIE) as defined by FIN 46 (R). The Company has also determined that it is not the primary beneficiary as defined by FIN 46 (R) and has, therefore, accounted for the Company's 50% interest in CM on the equity basis.

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

SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property, 3) the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on its evaluation, the Company has deemed the casino license costs to have an indefinite life. Goodwill recognized in the acquisition of 40% of the outstanding stock of CM, which has been accounted for on the equity method, was $0.57 million. Included in assets at March 31, 2004 is unamortized goodwill of approximately $8.69 million and unamortized casino license costs of approximately $1.86 million. The Company will continue to assess goodwill and other intangibles for impairment at least annually. Management has not identified any impairment indicators with respect to the casino license or goodwill during the three and nine months ended March 31, 2004.

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

The carrying value of the non-operating property held for sale in Wells Nevada, is subject to periodic evaluation. The property has been listed for sale since April 1998. In 2001 we attempted to reach agreement with an interested third-party that would have recouped our investment through a long-term lease agreement that contained a purchase option, which enabled us to conclude that the carrying value was still reasonable. We could not reach an agreement and, as the result of no further activity, reduced the value of the property to its estimated fair value in 2002. An appraisal of the property, which was completed on January 26, 2004, continues to support the net fair value of the assets as recorded in the Consolidated Balance Sheet as of March 31, 2004.

Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at March 31, 2004. Actual results may differ materially.

Interest Rate Sensitivity

     The Company is subject to interest rate risk on the outstanding borrowing under the RCF with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

     In order to minimize the risk of increases in the prime rate or LIBOR, the Company has one remaining interest-rate swap agreement on a total of $4.0 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement which matured on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, each hypothetical 100 basis point increase results in an increased use of $40 thousand in cash on an annual basis. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF for the quarters ended March 31, 2004 and 2003 would have been 4.63% and 4.72%, respectively. The Company has not entered into any new swap agreements subsequent to March 31, 2004.

Foreign Currency Exchange Risk

     The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand.

     Fluctuations in the Rand affect the value of the Company's investment in The Caledon Hotel, Spa & Casino. A hypothetical devaluation of 10% in the dollar vs. the rand based on the exchange rate as of March 31, 2004 would reduce the value of the Company's investment by approximately $1.7 million.


                     * * * * * * * * * * * * * * * * * * * *

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (which are designed to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms) as of the end of the period covered by this report. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

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

Items 2 to 5 - None

Item 6. - Exhibits and Reports on Form 8-K

              (a) Exhibits - The following exhibits are filed herewith:

                    10.131 Adjustment/Amendment No. 3 to Management Agreement by
                           and  between   Century   Casinos  Inc.  and  Flyfish
                           Casino Consulting A.G. dated March 29, 2004.

                    31.1 Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

                    31.2 Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley   Act   of   2002,   Vice-Chairman   and
                         President.

                    31.3 Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

                    32.1 Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

                    32.2 Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley   Act   of   2002,   Vice-Chairman   and
                         President.

                    32.3 Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002, Chief Accounting Officer

         (b) Reports on Form 8-K:

          On March 9, 2004, the Registrant furnished a Current Report on Form 8-K, reporting Item 12, in which it announced it had posted to its website a presentation of the review of financial results of operations and financial condition as of and for the period ended December 31, 2004.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer
Date: May 13, 2004