Form 10-Q
period 2004-06-30
CENTURY CASINOS INC /CO/
filed 2004-07-29
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR

     _______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

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

         1263 Lake Plaza Drive Suite A, Colorado Springs, Colorado 80906
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (719) 527-8300
                                 --------------
              (Registrant's telephone number, including area code)
               157 East Warren Ave., Cripple Creek, Colorado 80813
               ---------------------------------------------------
                 (Former address of principal executive offices)
                                 (719) 689-9100
           (Registrant's former telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, $0.01 par value, 13,681,900 shares outstanding as of July 28, 2004.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        Page
                                                                       Number
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2004
           and December 31, 2003                                         3

           Condensed Consolidated Statements of Earnings for the Three
           Months Ended June 30, 2004 and 2003                           4

           Condensed Consolidated Statements of Earnings for the Six
           Months Ended June 30, 2004 and 2003                           5

           Condensed Consolidated Statements of Comprehensive Earnings
           for the Three Months Ended June 30, 2004 and 2003             6

           Condensed Consolidated Statements of Comprehensive Earnings
           for the Six Months Ended June 30, 2004 and 2003               6

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2004 and 2003                       7

           Notes to Condensed Consolidated Financial Statements          9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     52

Item 4.  Controls and Procedures                                        53

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              54

Item 4.  Submission of Matters to a Vote of the Security Holders        54

Item 6.  Exhibits and Reports on Form 8-K                               54

         SIGNATURES                                                     55


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


    Dollar amounts in thousands, except for share information  June 30, 2004   December 31, 2003
                                                              --------------   -----------------
                                                                (Unaudited)

    ASSETS

    Current Assets:

        Cash and cash equivalents                              $        4,112     $      4,729
        Restricted cash                                                   643              598
        Receivables, net                                                  203              269
        Prepaid expenses                                                  569              441
        Inventories                                                       168              131
        Other current assets                                               28               28
        Deferred income taxes                                              74              111
                                                                 ------------       ----------
           Total current assets                                         5,797            6,307

    Property and Equipment, net                                        39,629           36,796
    Goodwill, net                                                       8,694            8,088
    Casino License Acquisition Costs, net                               1,948            1,760
    Deferred Income Taxes                                                 608              666
    Equity Investment in unconsolidated subsidiary                        101                -
    Other Assets                                                        1,039            1,200
                                                                 ------------       ----------
    Total                                                      $       57,816     $     54,817
                                                                 ============       ==========

    Current Liabilities:
        Current portion of long-term debt                      $        2,130     $      2,136
        Accounts payable and accrued liabilities                        3,363            1,979
        Accrued payroll                                                 1,219            1,268
        Taxes payable                                                     866            1,088
                                                                 ------------      -----------
           Total current liabilities                                    7,578            6,471

    Long-Term Debt, less current portion                               13,761           14,913
    Other Non-current Liabilities                                         225              371
    Minority Interest                                                      46               14
    Commitments and Contingencies                                           -                -
    Shareholders' Equity:
       Preferred stock; $.01 par value; 20,000,000 shares
          authorized; no shares issued or outstanding                       -                -
       Common stock; $.01 par value; 50,000,000 shares authorized;
          14,485,776 shares issued;
          13,681,900 and 13,680,500 shares outstanding, respectively      145              145
       Additional paid-in capital                                      21,528           21,529
       Accumulated other comprehensive earnings                         3,139            2,034
       Retained earnings                                               13,223           11,172
                                                                 ------------      -----------

                                                                       38,035           34,880
        Treasury stock - 803,876 and 805,276 shares at cost,
           respectively                                               (1,829)          (1,832)
                                                                 ------------       ----------

           Total shareholders' equity                                  36,206           33,048
                                                                 ------------       ----------
    Total                                                      $       57,816     $     54,817
                                                                 ============       ==========
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                        For The Three Months Ended June 30,
Dollar amounts in thousands, except for share information      2004           2003
                                                               ----           ----

Operating Revenue:
   Casino                                                $     8,808    $     7,625
   Hotel, food and beverage                                      965            817
   Other                                                         107            174
                                                           ----------     ----------
                                                               9,880          8,616
   Less promotional allowances                                 1,032          1,063
                                                           ----------     ----------
       Net operating revenue                                   8,848          7,553
                                                           ----------     ----------

Operating Costs and Expenses:
   Casino                                                      3,421          2,717
   Hotel, food and beverage                                      724            581
   General and administrative                                  2,153          1,925
   Depreciation                                                  731            663
                                                           ----------     ----------

       Total operating costs and expenses                      7,029          5,886
                                                           ----------     ----------

Income from unconsolidated subsidiary                             39              -

                                                           ----------     ----------
Earnings from Operations                                       1,858          1,667
Non-operating Income (expense)
   Interest expense                                            (390)          (525)
   Other income, net                                              45             71
   Non-operating items from unconsolidated subsidiary            (3)              -
                                                           ----------     ----------

       Non-operating income (expense), net                     (348)          (454)
                                                           ----------     ----------
Earnings before Income Taxes and Minority Interest             1,510          1,213
   Provision for income taxes                                    347            462
                                                           ----------     ----------

Earnings before Minority Interest                              1,163            751
   Minority interest in subsidiary earnings                     (16)              -
                                                           ----------     ----------
Net Earnings                                             $     1,147    $       751
                                                           ==========     ==========

Earnings Per Share:
   Basic                                                 $      0.08    $      0.06
                                                           ==========     ==========
   Diluted                                               $      0.07    $      0.05
                                                           ==========     ==========

       See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                         For The Six Months Ended June 30,
Dollar amounts in thousands, except for share information     2004           2003
                                                              ----           ----

Operating Revenue:
   Casino                                               $    16,874    $    15,145
   Hotel, food and beverage                                   1,939          1,638
   Other                                                        276            295
                                                          ----------     ----------
                                                             19,089         17,078
   Less promotional allowances                                2,111          2,144
                                                          ----------     ----------
       Net operating revenue                                 16,978         14,934
                                                          ----------     ----------

Operating Costs and Expenses:
   Casino                                                     6,477          5,366
   Hotel, food and beverage                                   1,402          1,150
   General and administrative                                 4,202          3,742
   Depreciation                                               1,382          1,311
                                                          ----------     ----------

       Total operating costs and expenses                    13,463         11,569
                                                          ----------     ----------

Income from unconsolidated subsidiary                            51              -

                                                          ----------     ----------

Earnings from Operations                                      3,566          3,365
Non-operating Income (expense)
   Interest expense                                           (812)        (1,052)
   Other income, net                                            126            129
   Non-operating items from unconsolidated subsidiary           (8)              -
                                                          ----------     ----------

       Non-operating income (expense), net                    (694)          (923)
                                                          ----------     ----------
Earnings before Income Taxes and Minority Interest            2,872          2,442
   Provision for income taxes                                   790            928
                                                          ----------     ----------

Earnings before Minority Interest                             2,082          1,514
   Minority interest in subsidiary earnings                    (31)            (8)
                                                          ----------     ----------
Net Earnings                                            $     2,051    $     1,506
                                                          ==========     ==========

Earnings Per Share:
   Basic                                                $      0.15    $      0.11
                                                          ==========     ==========
   Diluted                                              $      0.13           0.10
                                                          ==========     ==========


       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
--------------------------------------------------------------------------------


                                                       For The Three Months Ended June 30,

Amounts in thousands                                          2004           2003
                                                              ----           ----
   Net Earnings                                           $  1,147    $       751
   Foreign currency translation adjustments                    219            755
   Change in fair value of interest rate swaps, net of
     income taxes                                               64             86
                                                          -----------  ------------
   Comprehensive Earnings                                 $  1,430    $     1,592
                                                          ===========  ============


                                                       For The Six Months Ended June 30,

Amounts in thousands                                          2004            2003
                                                              ----            ----
   Net Earnings                                          $   2,051    $     1,506
   Foreign currency translation adjustments                  1,014          1,310
   Change in fair value of interest rate swaps, net of
     income taxes                                               91            117
                                                          ------------ -------------
   Comprehensive Earnings                                $   3,156    $     2,933
                                                          ============ =============



       See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                                                        For The Six Months Ended June 30,

Amounts in thousands                                             2004         2003
                                                                 ----         ----

Cash Flows from Operating Activities:
   Net earnings                                            $   2,051    $    1,506

   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation                                            1,382         1,311
       Amortization of deferred financing costs                   48            56
       Deferred tax expense                                       44            66
       Minority interest in subsidiary earnings                   31             8
       Income from unconsolidated subsidiary                    (43)             -
       Gain on disposition of real estate option                (35)           (6)
       Other                                                       -          (43)

   Changes in operating assets and liabilities
       Receivables                                                72          (66)
       Prepaid expenses and other assets                       (297)          (58)
       Accounts payable and accrued liabilities                 (18)         (637)
       Accrued payroll                                          (71)         (255)
       Taxes payable                                           (288)         (226)
                                                            ---------    ---------
         Net cash provided by operating activities             2,876         1,656
                                                            ---------    ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                      (2,465)       (1,029)
    Acquisition of subsidiary, net of $664 in cash acquired        -       (1,259)
    Restricted cash decrease                                       -            38
    Proceeds from disposition of assets                          206             7
                                                            ---------    ---------
         Net cash used in investing activities               (2,259)       (2,243)
                                                            ---------    ---------






                                    (continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                               For the Six Months Ended June 30,

Amounts in thousands                                     2004         2003
                                                         ----         ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                        $     13,465  $      14,523
   Principal repayments                                (14,844)       (14,440)
   Proceeds from exercise of options                          2              8
   Purchases of treasury stock                                -          (431)
                                                   -------------  ------------

         Net cash used in financing activities          (1,377)          (340)
                                                   -------------  ------------

Effect of exchange rate changes on cash                     143            199
                                                   -------------  ------------

Decrease in Cash and Cash Equivalents                     (617)          (728)

Cash and Cash Equivalents at Beginning of Period          4,729          4,582
                                                   ------------   ------------

Cash and Cash Equivalents at End of Period         $      4,112  $       3,854
                                                   ============   ============

Supplemental Disclosure of Noncash Financing Activities:

See Note 1 for a summary of the Company's subsidiaries and the abbreviations used in this section.

In January 2003, the Company, through its majority owned subsidiary CCA, purchased the remaining 35% interest in CCAL for a total of $2.6 million, of which $1.3 million was used to purchase a loan from the previous minority shareholder, Caledon Overberg Investments (Proprietary) Limited, and is included in principal repayments above, $1.0 million was applied to the minority shareholder liability and $0.3 million increased the carrying value of the land in Caledon.

In the second quarter of 2003, James Forbes, a former director of the Company, in accordance with the Company's Employee's Equity Incentive Plan ("EEIP"), exercised all 618,000 of his outstanding options, carrying an average exercise price of $1.306. The shares were issued out of treasury stock. Mr. Forbes paid the exercise price by transferring 357,080 shares of common stock to the Company at a per share price of $2.26, the closing price on April 16, 2003.

In January 2004, the Company, through its wholly owned subsidiary CMB, purchased an additional 40% interest in CM, bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.60 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CMB on a cost basis in Euro and had a value of $0.29 million on January 3, 2004, brought the Company's total investment in CM to $0.89 million, of which $0.26 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM, of $0.57 million, has been recorded as goodwill.


Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $0 in $        769  $       1,055
  2004 and $26 in 2003                              ============   ============

Income taxes paid                                   $        461  $         580
                                                    ============   ============

See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI" or the "Company") is an international gaming company. The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic and international waters through the entities listed in the following table:

 -------------------------------------------------------------------------------
 Parent/Subsidiary Relationship                 Abbreviation    Parent   Ownership
                                                                         Percentage
 -------------------------------------------------------------------------------
     Century Casinos, Inc.                             CCI       n/a       n/a
 -------------------------------------------------------------------------------
     WMCK Venture Corp.                               WMCK       CCI       100%
 -------------------------------------------------------------------------------
       WMCK-Acquisition Corp.                          ACQ       WMCK      100%
 -------------------------------------------------------------------------------
       Century Casinos Cripple Creek Inc.              CCC       WMCK      100%
 -------------------------------------------------------------------------------
     Century Resorts Limited (1)                       CRL       CCI      96.5%
 -------------------------------------------------------------------------------
       Century Casinos Africa (Pty) Ltd. (1)           CCA       CRL       100%
 -------------------------------------------------------------------------------
         Century Casinos Caledon (Pty) Ltd.           CCAL       CCA       100%
 -------------------------------------------------------------------------------
         Century Casinos West Rand (Pty) Ltd.         CCWR       CCA        55%
 -------------------------------------------------------------------------------
         Rhino Resort Ltd.                             RRL       CCA        50%
 -------------------------------------------------------------------------------
     Century Resorts International Limited             CRI       CCI       100%
 -------------------------------------------------------------------------------
       Century Resorts Alberta, Inc.                   CRA       CRI        55%
 -------------------------------------------------------------------------------
     Century Casinos Management, Inc.                  CCM       CCI       100%
 -------------------------------------------------------------------------------
     Century Casinos Nevada, Inc.                      CCN       CCI       100%
 -------------------------------------------------------------------------------
     Century Management u. Beteiligungs GmbH           CMB       CCI       100%
 -------------------------------------------------------------------------------
       Casino Millennium a.s.                           CM       CMB        50%
 -------------------------------------------------------------------------------

(1) In July 2004, certain officers of the Company exchanged their 3.5% minority interest in CCA for a 3.5% minority interest in CRL of equal value. CCI now owns 96.5% of CRL and CRL now owns 100% of CCA.

     CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

     WMCK owns and operates Womacks Casino and Hotel ("Womacks"), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek. The facility has 647 slot machines, 6 limited stakes gaming tables, 21 hotel rooms and 2 restaurants.

     CRL was formed in May 2004, the Company formed CRL to provide technical casino services to some of the Company's foreign and offshore operations. In July 2004 certain officers of the Company exchanged their 3.5% minority ownership in CCA for a 3.5% minority ownership in CRL of equal value. CCI now owns 96.5% of CRL and CRL owns 100% of CCA.

     CCA owns CCAL which owns and operates The Caledon Hotel, Spa & Casino near Cape Town, South Africa. The resort has 290 slot machines and 9 gaming tables, a 92-room hotel, mineral hot springs and spa facility, 4 restaurants, 2 bars, conference facilities and an equestrian center. In an application to the Western Cape Gambling and Racing Board, CCAL has requested an increase in the number of permitted slot machines to 300.

     CRI serves as concessionaire of small casinos on eight luxury cruise vessels and provides technical casino services to Casino Millennium. The Company has a total of 208 slot machines and 30 table games, or approximately 418 gaming positions on the eight combined shipboard casinos currently in operation. The cruise vessel Insignia resumed operations on March 29, 2004 after it was taken out of service following completion of its cruise schedule to various destinations in the western Mediterranean as of September 26, 2003. The Silver Cloud returned to service on March 27, 2004 following five months of periodic maintenance. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises, equipped with 42 slot machines and 3 gaming tables. CRI owns 55% of CRA which was formed in conjunction with an application for a gaming license in Edmonton, Alberta, Canada.

     CMB acquired a 10% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic through a $0.24 million cash contribution in December 2002. In January 2004, CMB acquired an additional 40% of Casino Millennium, bringing its total ownership to 50%. The current period earnings are reported as income from unconsolidated subsidiary in the Company's condensed consolidated statements of earnings and cash flows. The investment by the Company for the incremental 40% stake totaled $0.60 million and was paid by contributing gaming equipment. Casino Millennium has 38 slot machines and 15 gaming tables.

          The  Company   regularly  pursues   additional  gaming   opportunities
     internationally and in the United States.

          Johannesburg - On October 20, 2003, the Company announced that judgment had been handed down in the High Court of South Africa compelling the Gauteng Gambling Board ("GGB") to award a casino license to Silverstar Development Limited ("Silverstar") for the western periphery of metropolitan Johannesburg in terms of its original 1997 application. On November 11, 2003, the Company announced that the GGB's subsequent application for leave to appeal the October 20 judgment had been denied by the High Court. On December 3, 2003, the Company announced that the GGB served notice that it had petitioned the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. On February 5, 2004, the Supreme Court of Appeal of South Africa overturned the ruling of the High Court and granted the GGB's request for leave to appeal. Silverstar informed the Company that it does not have any indication with regard to the timing of the appeals process.

          CCA, through its majority-owned subsidiary, CCWR, remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($64.25 million) hotel/casino resort development would be located in the greater Johannesburg area of South Africa known as the West Rand.

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

          Edmonton - In September 2003, the CRI subscribed to 55% of the outstanding shares of CRA, formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater and a 40-room hotel. CRA is owned by CRI and by the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 16.50 million Canadian dollars ($12.3 million), including the 2.50 million Canadian dollars ($1.9 million) contribution of the existing hotel and property by the owners of the existing hotel and an approximately 3 million Canadian dollar ($2.2 million) cash contribution by the Company. CRI also entered into a long-term agreement to manage the casino if a gaming license is awarded. On April 19, 2004, the Company announced that CRA had been selected as the only one of six applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, if step seven is successfully completed the eighth step will be a recommendation to the Board of the Alberta Gaming and Liquor Commission ("AGLC"), by the commission, regarding issuance of a casino facility license. There is no assurance that a license will be issued to CRA.

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





                            June 30, 2004   December 31, 2003    June 30, 2003

         South African Rand        6.2257              6.6858           7.5044

         Euros                     0.8210              0.7938           0.8693

         Czech Koruna             26.2100             25.6634              n/a

         Canadian Dollars          1.3404              1.2924              n/a

         Source: Pacific Exchange Rate Service

          Certain reclassifications have been made to the 2003 financial information in order to conform to the 2004 presentation.

          The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly, the condensed consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

          The Company's stock-based employee compensation plan expired in April 2004.

          All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.




                                                                            For the Three Months Ended June 30,
          Dollar amounts in thousands, except for share information                 2004         2003
                                                                                    ----         ----
          Net earnings, as reported                                            $   1,147     $    751

          Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
              tax effects                                                            269            1
                                                                                 --------      -------
          Pro forma net earnings                                               $     878     $    750
                                                                                 ========      =======
          Earnings per share
            Basic               As reported                                    $    0.08     $   0.06
                                Pro forma                                      $    0.06     $   0.06

            Diluted             As reported                                    $    0.07     $   0.05
                                Pro forma                                      $    0.06     $   0.05


                                                                            For the Six Months Ended June 30,
          Dollar amounts in thousands, except for share information                 2004         2003
                                                                                    ----         ----
          Net earnings, as reported                                            $   2,051     $  1,506

          Deduct: Total stock-based employee  compensation expense determined under fair value based  method for all  awards,  net of related
              tax effects                                                            539            2
                                                                                  -------     --------
          Pro forma net earnings                                               $   1,512     $  1,504
                                                                                  =======     ========

          Earnings per share
            Basic               As reported                                    $    0.15     $   0.11
                                Pro forma                                      $    0.11     $   0.11

            Diluted             As reported                                    $    0.13     $   0.10
                                Pro forma                                      $    0.10     $   0.10


3.   CHANGE IN ACCOUNTING PRINCIPLES AND RECENTLY ISSUED STANDARDS

          In December 2003, FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46(R) addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. The Company adopted FIN 46(R) on January 1, 2004. The Company has determined that CM (Note 8) is a variable interest entity as defined by FIN 46 (R). The Company has also determined that it is not the primary beneficiary as defined by FIN 46 (R) and has, therefore, accounted for the Company's 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, the Company has recognized the difference between the investment and the underlying cost of the equity as goodwill and reported its percentage of the earnings in CM as income from unconsolidated subsidiary.

          Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements will have a material impact on its financial statements.

4.   INCOME TAXES

          The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.



5.    EARNINGS PER SHARE
                  Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were computed as follows:
                                                                       For the Three Months Ended June 30,
         Dollar amounts in thousands, except for share                    2004                    2003
            information                                                   ----                    ----

         Basic Earnings Per Share:
            Net earnings                                             $          1,147     $             751
                                                                      ================      ================
            Weighted average common shares                                 13,681,900            13,630,001
                                                                      ================      ================

            Basic earnings per share                                 $           0.08     $            0.06
                                                                      ================      ================

         Diluted Earnings Per Share:
            Net earnings, as reported                                $          1,147     $             751

                                                                      ================      ================
            Weighted average common shares                                 13,681,900            13,630,001
              Effect of dilutive securities:

                  Stock options and warrants                                2,152,253               987,474
                                                                      ----------------      ----------------
            Dilutive potential common shares                               15,834,153            14,617,475
                                                                      ================      ================

            Diluted earnings per share                               $           0.07     $            0.05
                                                                      ================      ================

            Excluded from computation of diluted earnings per share
                Due to antidilutive effect:
                  Options and warrants to purchase common shares                     -                15,000
                  Weighted average exercise price                     $              -     $            2.27


                                                                         For the Six Months Ended June 30,
         Dollar amounts in thousands, except for share information        2004                      2003
                                                                          ----                      ----

         Basic Earnings Per Share:
            Net earnings                                              $          2,051     $           1,506
                                                                       ================      ===============

            Weighted average common shares                                  13,681,669            13,604,706
                                                                       ================      ===============

            Basic earnings per share                                  $           0.15     $            0.11
                                                                       ================      ===============

         Diluted Earnings Per Share:
            Net earnings, as reported                                 $          2,051     $           1,506
                                                                       ================      ===============
            Weighted average common shares                                  13,681,669            13,604,706
              Effect of dilutive securities:

                  Stock options and warrants                                 1,730,343             1,059,644
                                                                       ----------------      ---------------
            Dilutive potential common shares                                15,412,012            14,664,350
                                                                       ================      ===============

            Diluted earnings per share                                $           0.13     $            0.10
                                                                       ================      ===============

            Excluded from computation of diluted earnings per share
                Due to antidilutive effect:
                  Options and warrants to purchase common shares                     -                15,000
                  Weighted average exercise price                     $              -     $            2.27



6.   CRIPPLE CREEK, COLORADO

          In April 2003, the Company completed construction of a 6,022 square foot expansion and added a total of 5,000 square feet of gaming space to Womacks. Having spanned the alley behind the existing property, Womacks will be able to continue building out the casino to the rear of the property on a single level at a later date. In January 2004, the Company sold a purchase option agreement for a property located in Cripple Creek across Bennett Ave. from Womacks that it had held since 1999, which would have expired on March 30, 2004, to an unrelated party for a sum of $0.20 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in other income, net.

          Womacks has installed a limited number of Ticket-in/Ticket out ("TITO") machines and is currently conducting a required field trial with the Division of Gaming that will last approximately 90 days. Upon completion of the field trial, Womacks may expand the number of TITO machines.

          In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino.

7.   CALEDON, SOUTH AFRICA

          In January 2003, CCA purchased the remaining 35% interest in CCAL, becoming the sole owner of all of the common stock of CCAL. The Company paid 21.5 million Rand ($2.53 million). In accordance with FASB Statement No. 141, "Business Combinations", the cost of acquisition was allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The assets and liabilities of CCAL, which were carried in the Company's consolidated financial statements at the date of acquisition, had fair values that approximated their carrying value, with the exception of land to which $0.34 million of the acquisition price was allocated. Simultaneous with the transaction, the hotel management agreement between CCAL and Fortes King Hospitality (Pty) Limited ("FKH") was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the Wells Fargo Bank revolving line of credit.

          In  addition  to  the  casino  license,   hotel  and  spa,  CCAL  owns
     approximately 600 acres of land, which may be used for future expansion.

          In June 2004, CCAL added a fourth restaurant to the already varied selection. The most recent restaurant offers patrons an Italian cuisine.

8.   PRAGUE, CZECH REPUBLIC

          In January 1999, the Company, through CCM, entered into a 20-year agreement with Casino Millennium a.s., a Czech company ("CM"), and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG (now known as Strabag AG), to operate a casino in the five-star Marriott Hotel in Prague, Czech Republic. The Company provided technical casino services in exchange for 10% of the casino's gross revenue, and provided gaming equipment for 45% of the casino's net profit. The hotel and casino opened in July 1999.

          In December 2002, CMB acquired a 10% ownership interest in CM with the payment of $0.24 million in cash. Effective January 3, 2004, CMB, acquired an additional 40% of CM by contributing gaming equipment with a net book value of $0.60 million. The contribution of the gaming equipment, along with the cash contribution which was previously accounted for by CMB on a cost basis and had a value of $0.29 million on January 3, 2004, brought the Company's total investment in CM to $0.89 million. The Company allocated $0.26 million to a shareholder loan acquired as part of the transaction. CM issued additional shares for the contribution of the gaming equipment towards the Company's additional 40% investment in CM. The difference of $0.57 million between the cost and the equity in CM has been recorded as goodwill. In addition to the 50% ownership, the Company retains its rights under the 1999 casino services agreement which, as amended in October 2003, requires CM to make monthly payments of Euro 7,250 to CRI.

          CM had approximately $2.4 million in assets as of June 30, 2004 and reported earnings for the three and six months ended June 30, 2004 of approximately $68 thousand and $82 thousand, respectively, after expensing casino services fees paid to the Company.

     The Company's estimated maximum exposure to losses at June 30, 2004 consists of the following (Amounts in thousands):


                   Equity investment in Casino Millennium          $    101
                   Goodwill                                             543
                   Note receivable                                      249
                   Other receivables                                    199
                                                                 ----------
                   Total                                           $  1,092
                                                                 ==========

              Casino services fee income for the three months ended June 30, 2004 and 2003 was $10 thousand and $8 thousand, respectively and for the six months ended June 30, 2004 and 2003 was $37 thousand and $8 thousand, respectively.




9.   GOODWILL (Amounts in thousands):
     Balance as of December 31, 2003                               $  8,088
     Goodwill recorded in the acquisition of an
       additional 40% interest in Casino Millennium,
       as valued on January 3, 2004                                     565
     Effect of exchange rate on goodwill                                 41
                                                                 ----------
         Balance as of June 30, 2004                               $  8,694
                                                                 ==========


10.  LONG-TERM DEBT

          The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of June 30, 2004 was $11.44 million compared to $11.76 million at December 31, 2003. The amount available under the RCF as of June 30, 2004 was $10.23 million, net of amounts outstanding as of that date, compared to $11.35 million at December 31, 2003. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company was in compliance with the covenants as of June 30, 2004. The interest rate at June 30, 2004 was 3.41% for $10.5 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 4.25%.

          The fair value of the Company's interest rate swap derivatives as of June 30, 2004 and December 31, 2003 of $0.22 million and $0.37 million, respectively, is reported as an other non-current liability in the condensed consolidated balance sheets. The net gain on the interest rate swaps of $63.8 thousand, net of deferred income tax expense of $38.0 thousand for the first three months of 2004, has been reported in accumulated other comprehensive earnings in the shareholders' equity section of the accompanying June 30, 2004 condensed consolidated balance sheet. The net gain on the interest rate swaps of $91.4 thousand, net of deferred income tax expense of $54.4 thousand for the first six months of 2004, has been reported in accumulated other comprehensive earnings in the shareholders' equity section of the accompanying June 30, 2004 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $69.2 thousand and $0.15 million for the three months ended June 30, 2004 and 2003, respectively and $0.14 million and $0.29 million for the six months ended June 30, 2004 and 2003, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 6.53% and 9.02% for the three months ended June 30, 2004 and 2003, respectively, and 6.20% and 8.49% for the six months ended June 30, 2004 and 2003, respectively.

          In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited ("PSGIB"), which was subsequently acquired by ABSA Bank ("ABSA"), which provided for a principal loan of approximately $6.20 million (based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced) to fund development of the Caledon project. The outstanding balances as of June 30, 2004 and December 31, 2003 were $3.70 million and $4.14 million, respectively and the interest rate was 17.05%. The outstanding balances on the standby facility with PSGIB as of June 30, 2004 and December 31, 2003 were $0.37 million and $0.41 million, respectively and the interest rate was 15.1%. The agreement requires quarterly installments over the remaining term of the loan. The agreement requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.64 million) at the end of each quarter. In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL was in compliance with the covenants as of June 30, 2004.

          An unsecured note payable, in the amount of $0.38 million, to a founding shareholder bears interest at 6%, payable quarterly. The entire outstanding principal was paid on April 1, 2004. Accordingly, the note is classified as current in the accompanying condensed consolidated balance sheets as of December 31, 2003.

          An unsecured note payable, in the amount of $90 thousand, to a former director bears interest at 0% and is classified as current in the accompanying condensed consolidated balance sheet as of June 30, 2004.

          The remaining amount of debt of $0.30 million, as of June 30, 2004, consists of capital leases.

          The consolidated weighted average interest rate on all borrowings was 9.10% and 10.54% for the six months ended June 30, 2004 and 2003, respectively.

11.  SHAREHOLDERS' EQUITY

          During the first six months of 2004, the Company did not purchase any shares of its common stock on the open market. The Company issued 1,400 shares of treasury stock in February 2004 for employee option exercises. Subsequent to June 30, 2004, the Company has not purchased shares of its common stock on the open market.

          In January 2004, 60,000 options were issued to the Company's outside directors with an exercise price of $3.26
..
          In March 2004, 1,352,710 options were granted by the independent members of the Company's Incentive Plan Committee to eight officers and employees of the Company with an exercise price of $2.93. The Employee Equity Incentive Plan expired in April 2004

          In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of CCI. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of June 30, 2004, no dividend has been declared for the preference shareholders.

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

          Cruise Ship operations include the revenue and expense of the eight combined shipboard operations for which the Company has casino concession agreements.

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

          Reclassification adjustments for 2003 have been made to the Colorado and Corporate segment presentations for corporate bonuses that were charged to Colorado but are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock, and the related tax effects. There is no effect on the consolidated results.



Amounts in thousands                        Colorado              South Africa       Cruise Ships

    As of and for the Three Months
          Ended June 30,                2004       2003        2004        2003   2004       2003
 _________________________________
Net operating revenue                $  4,602   $  4,568    $  3,403    $  2,619  $  833   $   358
Operating expenses (excluding
  depreciation)                      $  2,732   $  2,563    $  2,325    $  1,862  $  535   $   270
Depreciation                         $    368   $    347    $    333    $    257  $   25   $    17
Income from unconsolidated
  subsidiary                         $      -   $      -    $      -    $      -  $    -   $     -
Earnings from operations             $  1,502   $  1,658    $    745    $    500  $  273   $    71
Interest  income                     $      4   $      4    $     41    $     54  $    -   $     -
Interest expense,
  including debt issuance cost (1)   $   (23)   $     12    $    202    $    231  $    -   $     -
Other income (expense), net          $      -   $      -    $      -    $      -  $    -   $     5
Non-operating income from
  unconsolidated subsidiary          $      -   $      -    $      -    $      -  $    -   $     -
Earnings (loss) before income taxes
  and minority interest              $  1,529   $  1,650    $    584    $    323  $  273   $    76
Income tax expense (benefit)         $    581   $    627    $    107    $    123       8   $    30
Minority interest expense            $      -   $      -    $      -    $      -  $    -   $     -
Net earnings (loss)                  $    948   $  1,023    $    477    $    200  $  265   $    46

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)        $    948   $  1,023    $    477    $    200  $  265   $    46
Interest income                      $    (4)   $    (4)    $   (41)    $   (54)  $    -   $     -
Interest expense (1)                 $   (23)   $     12    $    202    $    231  $    -   $     -
Income taxes                         $    581   $    627    $    107    $    123  $    8   $    30
Depreciation                         $    368   $    347    $    333    $    257  $   25   $    17
EBITDA                               $  1,870   $  2,005    $  1,078    $    757  $  298   $    93
..


     (1) The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment, resulting in the reported negative interest expense for 2004.


                                                               Inter-segment
Amounts in thousands                    Corporate and Other     Elimination           Consolidated

   As of and for the Three Months
            Ended June 30,                 2004       2003     2004     2003        2004        2003
 ________________________________
   Net operating revenue               $     10   $      8  $      -  $     -  $   8,848   $   7,553
   Operating expenses (excluding
     depreciation)                     $    706   $    528  $      -  $     -  $   6,298   $   5,223
   Depreciation                        $      5   $     42  $      -  $     -  $     731   $     663
   Income from unconsolidated
     subsidiary                        $     39   $      -  $      -  $     -  $      39   $       -
   Earnings from operations            $  (662)   $  (562)  $      -  $     -  $   1,858   $   1,667
   Interest  income                    $     86   $     86  $   (86)  $  (86)  $      45   $      58
   Interest expense,
     including debt issuance cost      $    297   $    368  $   (86)  $  (86)  $     390   $     525
   Other income, net                   $      -   $      8  $      -  $     -  $       -   $      13
   Non-operating items from
     unconsolidated subsidiary         $    (3)   $      -  $      -  $     -  $     (3)   $       -
   Earnings (loss) before income taxes
     and minority interest             $  (876)   $  (836)  $      -  $     -  $   1,510   $   1,213
   Income tax expense (benefit)        $  (349)   $  (318)  $      -  $     -  $     347   $     462
   Minority interest expense           $   (16)   $      -  $      -  $     -  $    (16)   $       -
   Net earnings (loss)                 $  (543)   $  (518)  $      -  $     -  $   1,147   $     751

   Reconciliation to EBITDA:
   Net earnings (loss) (US GAAP)       $  (543)   $  (518)  $      -  $     -  $   1,147   $     751
   Interest income                     $   (86)   $   (86)  $     86  $    86  $    (45)   $    (58)
   Interest expense                    $    297   $    368  $   (86)  $  (86)  $     390   $     525
   Income taxes                        $  (349)   $  (318)  $      -  $     -  $     347   $     462
   Depreciation                        $      5   $     42  $      -  $     -  $     731   $     663
   EBITDA                              $  (676)   $  (512)  $      -  $     -  $   2,570   $   2,343





Amounts in thousands                         Colorado              South Africa          Cruise Ships

     As of and for the Six Months
           Ended June 30,                 2004       2003        2004        2003       2004       2003
 ________________________________
Property and equipment, net           $ 23,785   $ 21,648    $ 14,937    $ 12,425    $   454    $   334
Total assets                          $ 33,265   $ 31,944    $ 21,331    $ 17,179    $ 1,120    $   895

Net operating revenue                 $  8,947   $  9,212    $  6,723    $  5,026    $ 1,271    $   688
Operating expenses (excluding
  depreciation)                       $  5,295   $  5,160    $  4,525    $  3,572    $   864    $   484
Depreciation                          $    673   $    699    $    654    $    496    $    42    $    32
Income from unconsolidated
  subsidiary                          $      -   $      -    $      -    $      -    $     -    $     -
Earnings from operations              $  2,979   $  3,353    $  1,544    $    958    $   365    $   172
Interest  income                      $      6   $      7    $     80    $    107    $     -    $     -
Interest expense,
  including debt issuance cost (1)    $   (55)   $     36    $    416    $    467    $     -    $     -
Other income, net                     $     35   $      -    $      -    $      -    $     -    $     5
Non-operating items from
  unconsolidated subsidiary           $      -   $      -    $      -    $      -    $     -    $     -
Earnings (loss) before income taxes
  and minority interest               $  3,075   $  3,324    $  1,208    $    598    $   365    $   177
Income tax expense (benefit)          $  1,168   $  1,263    $    315    $    234         11    $    68
Minority interest expense             $      -   $      -    $      -    $    (8)    $     -    $     -
Net earnings (loss)                   $  1,907   $  2,061    $    893    $    356    $   354    $   109

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)         $  1,907   $  2,061    $    893    $    356    $   354    $   109
Interest income                       $    (6)   $    (7)    $   (80)    $  (107)    $     -    $     -
Interest expense (1)                  $   (55)   $     36    $    416    $    467    $     -    $     -
Income taxes                          $  1,168   $  1,263    $    315    $    234    $    11    $    68
Depreciation                          $    673   $    699    $    654    $    496    $    42    $    32
EBITDA                                $  3,687   $  4,052    $  2,198    $  1,446    $   407    $   209

     (1) The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment, resulting in the reported negative interest expense in 2004.



                                                                   Inter-segment
Amounts in thousands                       Corporate and Other      Elimination            Consolidated

      As of and for the Six Months
             Ended June 30,                 2004        2003      2004      2003         2004         2003
 _________________________________
   Property and equipment, net         $     453   $   1,050   $     -  $      -   $   39,629   $   35,457
   Total assets                        $   2,100   $   2,215   $     -  $      -   $   57,816   $   52,233

   Net operating revenue               $      37   $       8   $     -  $      -   $   16,978   $   14,934
   Operating expenses (excluding
     depreciation)                     $   1,397   $   1,042   $     -  $      -   $   12,081   $   10,258
   Depreciation                        $      13   $      84   $     -  $      -   $    1,382   $    1,311
   Income from unconsolidated
     subsidiary                        $      51   $       -   $     -  $      -   $       51   $        -
   Earnings from operations            $ (1,322)   $ (1,118)   $     -  $      -   $    3,566   $    3,365
   Interest  income                    $     176   $     172   $ (171)  $  (171)   $       91   $      115
   Interest expense,
     including debt issuance cost      $     622   $     720   $ (171)  $  (171)   $      812   $    1,052
   Other income, net                   $       -   $       9   $     -  $      -   $       35   $       14
   Non-operating items from
     unconsolidated subsidiary         $     (8)   $       -   $     -  $      -   $      (8)   $        -
   Earnings (loss) before income taxes
     and minority interest             $ (1,776)   $ (1,657)   $     -  $      -   $    2,872   $    2,442
   Income tax expense (benefit)        $   (704)   $   (637)   $     -  $      -   $      790   $      928
   Minority interest expense           $    (31)   $       -   $     -  $      -   $     (31)   $      (8)
   Net earnings (loss)                 $ (1,103)   $ (1,020)   $     -  $      -   $    2,051   $    1,506

   Reconciliation to EBITDA:
   Net earnings (loss) (US GAAP)       $ (1,103)   $  (1,020)  $     -  $      -   $    2,051   $    1,506
   Interest income                     $   (176)   $    (172)  $   171  $    171   $     (91)   $    (115)
   Interest expense                    $     622   $      720  $ (171)  $  (171)   $      812   $    1,052
   Income taxes                        $   (704)   $    (637)  $     -  $      -   $      790   $      928
   Depreciation                        $      13   $       84  $     -  $      -   $    1,382   $    1,311
   EBITDA                              $ (1,348)   $  (1,025)  $     -  $      -   $    4,944   $    4,682




13.  OTHER INCOME, NET
     Other income, net, consists of the following:
                                            For the Three Months Ended June 30,
      Amounts in thousands                       2004               2003
                                                 ----               ----

      Interest income                       $        45     $         58
      Gain on disposition of assets                   -                6
      Foreign currency exchange gains                 -                7
                                               ---------       ----------
                                            $        45     $         71
                                               =========       ==========

                                            For the Six Months Ended June 30,
      Amounts in thousands                       2004               2003
                                                 ----               ----

      Interest income                       $        91     $        115
      Gain on disposition of assets                   -                6
      Gain on sale of real estate option (1)         35                -
      Foreign currency exchange gains                 -                8
                                               ---------       ----------
                                            $       126     $        129
                                               =========       ==========

     (1) In January 2004, the Company sold a purchase option agreement for a property located in Cripple Creek across Bennett Ave. from Womacks that it had held since 1999, which would have expired on March 31, 2004, to an unrelated party for a sum of $0.2 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004.


14.  PROMOTIONAL ALLOWANCES

          Promotional   allowances  presented  in  the  condensed   consolidated
     statements of earnings for the period ended June 30, 2004 and June 30, 2003 include the following:


                                                  For the Three Months Ended June 30,
        Amounts in thousands                              2004              2003
                                                          ----              ----
        Food & Beverage and Hotel Comps           $          352     $           307
        Free Plays or Coupons                                366                 418
        Player Points                                        314                 338
                                                    -------------       -------------
        Total Promotional Allowances              $        1,032     $         1,063
                                                    =============       =============

                                                    For the Six Months Ended June 30,
        Amounts in thousands                              2004              2003
                                                          ----              ----
        Food & Beverage and Hotel Comps           $          725     $           634
        Free Plays or Coupons                                745                 819
        Player Points                                        641                 691
                                                    -------------       ------------
        Total Promotional Allowances              $        2,111     $         2,144
                                                    =============       ============

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements, Business Environment and Risk Factors

          Forward-looking statements and business environment information contained in the following discussion of results of operations and financial condition of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may", "will", "expect", "anticipate", "estimate", or "continue", or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

          The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, the Company's present dependence upon the Cripple Creek, Colorado and Caledon, South Africa gaming markets, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects the Company may pursue, risks associated with expansion, and other uncertain business conditions that may affect the Company's business.

          The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations

Three Months Ended June 30, 2004 vs. 2003

     The Company is managed in four segments; Colorado, South Africa, Cruise Ships and Corporate operations.

     The operating results of the Colorado segment are those of WMCK Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado.

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which own the Caledon Hotel, Spa & Casino.

     Cruise Ship operations include the revenue and expense of the eight combined shipboard operations for which the Company has casino concession agreements.

     Corporate operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.

Consolidated Results of Operations

     The Company reported net operating revenue of $8.8 million and $7.6 million for the three months ended June 30, 2004 and 2003, respectively. Casino revenue for the three months ended June 30, 2004 and 2003, was $8.8 million compared to $7.6 million, respectively. Casino expense was $3.4 million and $2.7 million for the three months ended June 30, 2004 and 2003, respectively. General and administrative expense was $2.2 million for the three months ended June 30, 2004 compared to $1.9 million for the three months ended June 30, 2003. Depreciation expense was $0.73 million and $0.66 million for the three months ended June 30, 2004 and 2003, respectively.

     Total Company earnings from operations were $1.9 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively.

     Income tax expense for the three months ended June 30, 2004 and 2003 was $0.35 million, and $0.46 million, respectively.

     The Company's net earnings for the three months ended June 30, 2004 were $1.15 million, or $0.08 per share, and were $0.75 million, or $0.06 per share for the three months ended June 30, 2003, respectively.

     A discussion by business segment follows below.

Colorado

     The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado. Womacks' results of operations for the three months ended June 30, 2004 and 2003 were as follows:


                              For the three months ended June 30,  Increase       %
                                                                  (Decrease)   Change
Dollar amounts in thousands                     2004       2003
                                                ----       ----
Operating Revenue
     Casino                                  $  5,071  $   5,164   $  (93)      -1.8%
     Hotel, food and beverage                     380        283        97      34.3%
     Other (including promotional allowances)    (849)      (879)      -30      -3.4%
                                              --------  ---------
Net operating revenue                           4,602      4,568        34       0.7%
                                              --------  ---------
Costs and Expenses
     Casino                                     1,652      1,572        80       5.1%
     Hotel, food and beverage                     143         76        67      88.2%
     General and administrative                   937        915        22       2.4%
     Depreciation                                 368        347        21       6.1%
                                              --------  ---------
                                                3,100      2,910       190       6.5%
                                              --------  ---------
Earnings from operations                        1,502      1,658     (156)      -9.4%
Interest (expense)                                 23       (12)      (35)    -291.7%
Other income, net                                   4          4         -       0.0%
                                              --------  ---------
Earnings before income taxes                    1,529      1,650     (121)      -7.3%
Income tax expense                                581        627      (46)      -7.3%
                                              --------  ---------
Net Earnings                                 $    948  $   1,023   $  (75)      -7.3%
                                              ========  =========

     Excluded from the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated resul`ts of operations, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock and related tax effects. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation.

     Operating results for Womacks were impacted by the casino results detailed below.


 Market Data

     -------------------------------------------------------------------------
     For the three months ended June 30,                 2004        2003
                                                         ----        ----
     -------------------------------------------------------------------------
     Market share of the Cripple Creek market             13.81%       14.50%
     -------------------------------------------------------------------------
     Average number of slot machines                         639          601
     -------------------------------------------------------------------------
     Market share of Cripple Creek gaming devices          14.0%       14.40%
     -------------------------------------------------------------------------
     Average slot machine win per day                 87 dollars   93 dollars
     -------------------------------------------------------------------------
     Cripple Creek average slot machine win per day   88 dollars   92 dollars
     -------------------------------------------------------------------------

     In June 2004 an additional casino opened in Cripple Creek, bringing the total number of casino licenses to 19 compared to 17 at the same time last year. In recent months, the Company has committed approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a good cost benefit relationship.

     During the three months ended June 30, 2004, Womacks leased approximately an average of 37 slot machines under participation agreements from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $85 thousand and $99 thousand for the three months ended June 30, 2004 and 2003, respectively.

     Management continues to focus on marketing the casino through its Gold Club in which patrons can earn rewards, that can be redeemed for discounted or free meals, rooms, cash and other prizes, as well as through increased TV and radio advertising. Management continues to refine the Womacks product by upgrading both the interior of the facilities, and modifying the slot machine mix.

Hotel, Food and Beverage

     Hotel revenue, included in hotel, food and beverage revenue, increased by 26.3%, as a result of an increase in the hotel occupancy rate to 94.4% in 2004 from 78.6% in 2003, respectively. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

     In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino. In the three months ended June 30, 2004 food and beverage revenue increased 36.3% when compared to the same period in 2003. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $0.29 million in the three months ended June 30, 2004 from $0.21 million in the three months ended June 30, 2003.

Other

     The Company allocated $0.30 million in interest expense to the Corporate & Other segment during the three months ended June 30, 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company's acquisitions and the repurchase of the Company's common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net of $23 thousand in interest income and debt issuance cost. During the same period in 2003, Womacks reported interest expense and debt issuance cost, of $12 thousand, net of $0.36 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 6.53% from 9.02% and a reduction in the average outstanding balance under the RCF to $11.54 million during the three months ended June 30, 2004 from $13.5 million during the three months ended June 30, 2003.

     The Colorado segment recognized income tax expense of $0.58 million in the three months ended June 30, 2004 compared to $0.63 million in the three months ended June 30, 2003, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

     Improvement in the Rand versus the dollar when comparing the first three months of 2004 to the first three months of 2003 has had a positive impact on the reported revenues and a negative impact on expenses.

     Operating results in U.S. dollars for the three months ended June 30, 2004 and 2003 were as follows: (See next page for results in Rand)


CALEDON
                             For the three months ended June 30,  Increase     %
                                                                 (Decrease)  Change
Dollar amounts in thousands                2004        2003
                                           ----        ----
Operating Revenue
     Casino                         $     2,946        2,115   $    831       39.3%
     Hotel, food and beverage               585          534         51        9.6%
     Other (including promotional
            allowances)                   (124)         (29)       (95)     -327.6%
                                    ------------  -----------
Net operating revenue                     3,407        2,620        787       30.0%
                                    ------------  -----------

Costs and Expenses
     Casino                               1,234          878        356       40.5%
     Hotel, food and beverage               581          505         76       15.0%
     General and administrative             498          379        119       31.4%
     Depreciation                           333          257         76       29.6%
                                    ------------  -----------
                                          2,646        2,019        627       31.1%
                                    ------------  -----------
Earnings from operations                    761          601        160       26.6%
Interest expense                          (202)        (231)       (29)      -12.6%
Other income, net                            35           45       (10)      -22.2%
                                    ------------  -----------
Earnings before income taxes                594          415        179       43.1%
Income tax expense                          111          149       (38)       25.5%
                                    ------------  -----------
Net Earnings                        $       483          266   $    217       81.6%
                                    ============  ===========




CENTURY CASINOS AFRICA

Costs and Expenses
    General and administrative      $            16  $       100   $   (84)      -84.0%
                                        ------------   ----------
(Income) Loss from operations                  (16)        (100)       (84)      -84.0%
Other income, net                                 6            8        (2)      -25.0%
                                        ------------   ----------
Loss before income taxes                       (10)         (92)       (82)      -89.1%
Income tax  benefit                               4           26       (22)      -84.6%
                                        ------------   ----------
Net Loss                            $           (6)  $      (66)   $   (60)      -90.9%
                                        ============   ==========

                                        ------------   ----------
SOUTH AFRICA NET EARNINGS           $           477  $       200   $    277      138.5%
                                        ============   ==========

-----------------------------------------------------------------------------------------
Average exchange rate (Rand/USD)               6.56         7.65                 -14.2%
-----------------------------------------------------------------------------------------

Operating results in Rand for the three months ended June 30, 2004 and 2003 are as follows:


CALEDON
                                    For the three months ended June 30, Increase     %
                                                                        Decrease)  Change
Rand amounts in thousands                          2004          2003
                                                   ----          ----
Operating Revenue
     Casino                              R        19,326 R     16,175  R  3,151      19.5%
     Hotel, food and beverage                      3,844        4,084      (240)     -5.9%
     Other (including promotional
            allowances)                            (795)        (211)      (584)    276.8%
                                            -------------  -----------
Net operating revenue                             22,375       20,048      2,327     11.6%
                                            -------------  -----------

Costs and Expenses
     Casino                                        8,091        6,716      1,375     20.5%
     Hotel, food and beverage                      3,815        3,868       (53)     -1.4%
     General and administrative                    3,260        2,895        365     12.6%
     Depreciation                                  2,191        1,965        226     11.5%
                                            -------------  -----------
                                                  17,357       15,444      1,913     12.4%
                                            -------------  -----------
Earnings from operations                           5,018        4,604        414      9.0%
Interest expense                                 (1,326)      (1,769)      (443)    -25.0%
Other income, net                                    234          345      (111)    -32.2%
                                            -------------  -----------
Earnings before income taxes                       3,926        3,180        746     23.5%
Income tax expense                                   752        1,140      (388)    -34.0%
                                            -------------  -----------
Net Earnings                             R         3,174  R     2,040  R   1,134     55.6%
                                            =============  ===========




CENTURY CASINOS AFRICA

Costs and Expenses
    General and administrative           R           119  R       768  R   (649)    -84.5%
                                            -------------  -----------
Loss from operations                               (119)        (768)      (649)    -84.5%
Other income, net                                     36           66       (30)    -45.5%
                                            -------------  -----------
Loss before income taxes                            (83)        (702)      (619)    -88.2%
Income tax  benefit                                   22          195      (173)    -88.7%
                                            -------------  -----------
Net Loss                                 R          (61)  R     (507)  R   (446)    -88.0%
                                            =============  ===========

                                            -------------  -----------
SOUTH AFRICA NET EARNINGS                R         3,113  R     1,533  R   1,580    103.1%
                                            =============  ===========




Casino Market Data (in Rand)
     -----------------------------------------------------------------------
     For the three months ended June 30,                 2004       2003
                                                         ----       ----
     ---------------------------------------------------------------------
     Market share of the Western Cape market *           5.8%        5.9%
     ---------------------------------------------------------------------
     Market share of Western Cape gaming devices *      11.4%       10.5%
     ---------------------------------------------------------------------
     Average number of slot machines                      290         268
     ---------------------------------------------------------------------
     Average slot machine win per day                647 Rand    606 Rand
     ---------------------------------------------------------------------
     Average number of tables                               9           8
     ---------------------------------------------------------------------
     Average table win per day                     2,482 Rand  1,947 Rand
     ---------------------------------------------------------------------
     * Market share results are reported for the two months ended May 31, 2004.
     ---------------------------------------------------------------------

     The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     The 19.5% increase in the casino revenue is attributable to the successful marketing efforts that include the introduction of cash couponing, an expanded smoking section and improved employee and management training. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and an equestrian center.

     The 0.58 million Rand change in other revenue (including promotional allowances) is attributable to the introduction of cash couponing in the second quarter of 2003 and to the expanded use of player points to attract customers.

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

     Hotel revenue decreased 4.7% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The average hotel occupancy rate in the three months ended June 30, 2004 was 46.0% compared to 56.0% in the three months ended June 30, 2003. Conference sales decreased 50%, while leisure sales improved 1.4%.

     In June 2004, CCAL added a fourth restaurant to the already varied selection. The most recent restaurant offers patrons an Italian cuisine. Food and beverage revenue increased 19.1% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily as a result of the additional food and beverage facility, plus changes in operating hours and a general price increase.

Other

     Interest expense, including debt issuance cost, decreased 25.0% as the principal balance of the term loans and capitalized leases are repaid. The weighted-average interest rate on the borrowings under the ABSA loan agreement was 16.9% in the three months ended June 30, 2004 and 2003. Income tax expense for the quarter has been reduced by 729 thousand Rand as a result of an adjustment to the prior years' tax liability.

Cruise Ships

     Cruise ships' operating results for the three months ended June 30, 2004 and 2003 were as follows:


                      For the three months ended June 30,    Increase     %
                                                            (Decrease)  Change

    Dollar amounts in thousands             2004       2003
                                            ----       ----
    Operating Revenue
         Casino                       $      791  $     346     445     128.6%
         Other (including promotional
                allowances)                   42         12      30     250.0%
                                       ----------  ---------
    Net operating revenue                    833        358     475     132.7%
                                       ----------  ---------

    Costs and Expenses
         Casino                              535        267     268     100.4%
         General and administrative            -          3     (3)    -100.0%
         Depreciation                         25         17       8      47.1%
                                       ----------  ---------
                                             560        287     273      95.1%
                                       ----------  ---------
    Earnings from operations                 273         71     202     284.5%
    Other income, net                          -          5     (5)    -100.0%
                                       ----------  ---------
    Earnings before income taxes             273         76     197     259.2%
    Income tax expense                         8         30    (22)     -73.3%
                                       ----------  ---------
    Net Earnings                      $      265  $      46     219     476.1%
                                       ==========  =========

     In the three months ended June 30, 2004, the Company operated casinos on a total of eight ships: four on Silversea Cruises, one on the World of ResidenSea and three on Oceania Cruises, compared to a total of seven ships during the same period in 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises equipped with 42 slot machines and three gaming tables.

     We experience severe fluctuations in the revenue generated on each cruise depending on the number and quality of the players and passengers. This is a condition that we do not control.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $0.31 million and $94 thousand of the total casino expenses incurred in the three months ended June 30, 2004 and 2003, respectively.

     The decrease in income tax expense is attributable to the assignment of the concession agreements from CCI to CRI as of October 1, 2003. The income assigned to CCI was taxed at a U.S. effective rate of approximately 38%. The income assigned to CRI, the Company's wholly owned subsidiary in Mauritius, is taxed at the statutory rate of 15%, less current tax credits of 12%, resulting in a net rate of 3%.



Corporate & Other
                         For the three months ended June 30,   Increase  %Change
                                                               (Decrease)

    Dollar amounts in thousands                2004       2003
                                               ----       ----
    Operating Revenue
        Other                             $      10  $       8  $     2    25.0%
                                            --------   --------
    Net Operating Revenue                        10          8        2    25.0%

    Costs and Expenses
        General and administrative              706        528      178    33.7%
        Depreciation                              5         42     (37)   -88.1%
                                            --------   --------
                                                711        570      141    24.7%
                                            --------   --------
    Income from unconsolidated  subsidiary       39          -       39      n/a
                                            --------   --------
    Loss from operations                      (662)      (562)      100    17.8%
    Interest expense                          (297)      (368)     (71)   -19.3%
    Other income, net                            86         94      (8)    -8.5%
    Non-operating items from
    unconsolidated subsidiary                   (3)          -        3      n/a
                                            --------   --------
    Loss before income taxes and minority
    interest                                  (876)      (836)       40     4.8%
    Income tax benefit                        (349)      (318)       31     9.7%
    Minority interest expense                  (16)          -       16      n/a
                                            --------   --------
    Net Loss                              $   (543)  $   (518)  $    25     4.8%
                                            ========   ========

     Included in the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the Company's acquisitions and the repurchase of the Company's common stock, and related tax effects. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation. Additionally, general and administrative expenses increased quarter over quarter largely due to an increase in the current year estimate for corporate bonuses based on management's current estimate of annual results.

     The decrease in depreciation expense is attributable to the acquisition of 50% of CM. Effective January 3, 2004 CMB acquired an additional 40% of CM by contributing gaming equipment, valued at approximately $0.60 million. The gaming equipment, previously allocated to and depreciated in the Corporate & Other segment, is depreciated by CM and therefore affects the income from unconsolidated subsidiary (see Note 8 to the condensed consolidated financial statements).

     Minority interest expense is comprised of $16 thousand for the 3.5% minority interest in the earnings of CCA. Income from unconsolidated subsidiary is comprised of the Company's 50% interest in CM earnings.

Results of Operations

Six Months Ended June 30, 2004 vs. 2003

Consolidated Results of Operations

     The Company reported net operating revenue of $17.0 million and $14.9 million for the six months ended June 30, 2004 and 2003, respectively. Casino revenue for the six months ended June 30, 2004 and 2003, was $16.9 million compared to $15.1 million, respectively. Casino expense was $6.5 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively. General and administrative expense was $4.2 million for the six months ended June 30, 2004 compared to $3.7 million for the six months ended June 30, 2003. Depreciation expense was $1.4 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively.

     Total Company earnings from operations were $3.6 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively.

     Tax expense for the six months ended June 30, 2004 and 2003 was $0.79 million, and $0.93 million, respectively.

     The Company's net earnings for the six months ended June 30, 2004 were $2.1 million, or $0.15 per share, and were $1.5 million, or $0.11 per share for the six months ended June 30, 2003.

     A discussion by business segment follows below.

Colorado

     The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado. Womacks' results of operations for the six months ended June 30, 2004 and 2003 were as follows:


                        For the six months ended June 30,  Increase       %
                                                          (Decrease)    Change
Dollar amounts in thousands              2004       2003
                                         ----       ----
Operating Revenue
     Casino                         $   9,946  $  10,457   $  (511)      -4.9%
     Hotel, food and beverage             704        579        125      21.6%
     Other (including promotional
           allowances)                (1,703)    (1,824)      (121)      -6.6%
                                     ---------   --------
Net operating revenue                   8,947      9,212      (265)      -2.9%
                                     ---------   --------

Costs and Expenses
     Casino                             3,278      3,213         65       2.0%
     Hotel, food and beverage             231        145         86      59.3%
     General and administrative         1,786      1,802       (16)      -0.9%
     Depreciation                         673        699       (26)      -3.7%
                                     ---------   --------
                                        5,968      5,859        109       1.9%
                                     ---------   --------
Earnings from operations                2,979      3,353      (374)     -11.2%
Interest (expense)                         55       (36)       (91)    -252.8%
Other income, net                          41          7         34     485.7%
                                     ---------   --------
Earnings before income taxes            3,075      3,324      (249)      -7.5%
Income tax expense                      1,168      1,263       (95)      -7.5%
                                     ---------   --------
Net Earnings                        $   1,907  $   2,061   $  (154)      -7.5%
                                     =========   ========

     Excluded from the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock and related tax effects. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation.

     Operating results for Womacks were impacted by the casino results detailed below.


 Market Data

    -------------------------------------------------------------------------
    For the six months ended June 30,                      2004        2003
                                                           ----        ----
    -------------------------------------------------------------------------
    Market share of the Cripple Creek market              14.1%        15.3%
    -------------------------------------------------------------------------
    Average number of slot machines                         632          634
    -------------------------------------------------------------------------
    Market share of Cripple Creek gaming devices          14.3%        15.0%
    -------------------------------------------------------------------------
    Average slot machine win per day                 86 dollars   90 dollars
    -------------------------------------------------------------------------
    Cripple Creek average slot machine win per day   86 dollars   88 dollars
    -------------------------------------------------------------------------

     Womacks' market share is 1.2 percentage points lower than a year ago. In June 2004 an additional casino opened in Cripple Creek, bringing the total number of casino licenses to 19 compared to 17 at the same time last year. In recent months, the Company has committed approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a good cost benefit relationship.

     During the six months ended June 30, 2004, Womacks leased approximately an average of 40 slot machines from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $0.19 million and $0.22 million for the six months ended June 30, 2004 and 2003, respectively.

     Management continues to focus on marketing the casino through its Gold Club in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, cash and other prizes, as well as through increased TV and radio advertising. Management continues to refine the product by upgrading both the interior of the facilities, and modifying the slot machine mix.

Hotel, Food and Beverage

     Hotel revenue, included in hotel, food and beverage revenue, increased by 16.5%, as a result of an increase in the hotel occupancy rate to 94.6% in 2004 from 84.3% in 2003, respectively. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

     In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino. In the six months ended June 30, 2004 food and beverage revenue increased 22.9% when compared to the same period in 2003. In the first quarter of 2003, the Gold Mine restaurant was closed and Bob's Grill was expanded in order to provide better service on the gaming floor and improve accessibility. The cost of food and beverage promotional allowances, which are included in casino costs, increased to $0.53 million in the first six months of 2004 from $0.43 million in the first six months of 2003.

Other

     The Company allocated $0.61 million in interest expense to the Corporate & Other segment during the first six months of 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company's acquisitions and the repurchase of the Company's common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net of $55 thousand in interest income and debt issuance cost. During the same period in 2003, Womacks reported interest expense and debt issuance cost, of $36 thousand, net of $0.71 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 6.20% from 8.49% and a reduction in the average outstanding balance under the RCF to $11.4 million in the first six months of 2004 from $13.1 million in the first six months of 2003.

     In January 2004, the Company sold a purchase option agreement that it had held since 1999, which would have expired on June 30, 2004, to an unrelated party for a sum of $0.20 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in Other income, net.

     The Colorado segment recognized income tax expense of $1.17 million in the first six months of 2004 versus $1.26 million in the first six months of 2003, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

     Improvement in the Rand versus the dollar when comparing the first six months of 2004 to the first six months of 2003 has had a positive impact on the reported revenues and a negative impact on expenses.

     Operating results in U.S. dollars for the six months ended June 30, 2004 and 2003 were as follows: (See next page for results in Rand)


CALEDON
                            For the six months ended June 30,    Increase        %
                                                                (Decrease)    Change
Dollar amounts in thousands                2004          2003
                                           ----          ----
Operating Revenue
     Casino                           $      5,724  $     4,019   $  1,705     42.4%
     Hotel, food and beverage                1,235        1,059        176     16.6%
     Other (including promotional
            allowances)                      (232)         (51)        181    354.9%
                                         ---------     ---------
Net operating revenue                        6,727        5,027      1,700     33.8%
                                         ----------    ---------

Costs and Expenses
     Casino                                  2,335        1,672        663     39.7%
     Hotel, food and beverage                1,171        1,005        166     16.5%
     General and administrative                971          710        261     36.8%
     Depreciation                              654          496        158     31.9%
                                         ----------    ---------
                                             5,131        3,883      1,248     32.1%
                                         ----------    ---------
Earnings from operations                     1,596        1,144        452     39.5%
Interest expense                             (417)        (467)       (50)    -10.7%
Other income, net                               72           91       (19)    -20.9%
                                         ----------    ---------
Earnings before income taxes                 1,251          768        483     62.9%
Income tax expense                             327          281         46     16.4%
                                         ----------    ---------
Net Earnings                          $        924  $       487   $    437     89.7%
                                         ==========    =========



CENTURY CASINOS AFRICA

Costs and Expenses
    General and administrative        $         52   $      185   $  (133)    -71.9%
                                         ----------     --------
(Income) Loss from operations                 (52)        (185)      (133)    -71.9%
Other income, net                                9           15        (6)    -40.0%
                                         ----------     --------
Loss before income taxes                      (43)        (170)      (127)    -74.7%
Income tax  benefit                             12           47       (35)    -74.7%
                                         ----------     --------
Net Loss                              $       (31)   $    (123)   $   (92)    -74.8%
                                         ==========     ========

MINORITY INTEREST EXPENSE             $          -   $        8   $    (8)   -100.0%
                                         ----------     --------
SOUTH AFRICA NET EARNINGS             $        893   $      356   $    537    150.8%
                                         ==========     ========

-------------------------------------------------------------------------------------
Average exchange rate (Rand/USD)              6.64         7.96                16.5%
-------------------------------------------------------------------------------------



Operating results in Rand for the six months ended June 30, 2004 and 2003 are as follows:

CALEDON
                               For the six months ended June 30,     Increase     %
                                                                    (Decrease)  Change
Rand amounts in thousands                     2004          2003
                                              ----          ----
Operating Revenue
     Casino                          R     37,998    R    31,899    R   6,099    19.1%
     Hotel, food and beverage               8,205          8,408        (203)    -2.4%
     Other (including promotional
            allowances)                   (1,533)          (392)      (1,141)   291.1%
                                        ----------     ----------
Net operating revenue                      44,670         39,915        4,755    11.9%
                                        ----------     ----------

Costs and Expenses
     Casino                                15,488         13,285        2,203    16.6%
     Hotel, food and beverage               7,782          8,003        (221)    -2.8%
     General and administrative             6,443          5,630          813    14.4%
     Depreciation                           4,346          3,939          407    10.3%
                                        ----------     ----------
                                           34,059         30,857        3,202    10.4%
                                        ----------     ----------
Earnings from operations                   10,611          9,058        1,553    17.1%
Interest expense                          (2,766)        (3,719)        (953)   -25.6%
Other income, net                             477            721        (244)   -33.8%
                                        ----------     ----------
Earnings before income taxes                8,322          6,060        2,262    37.3%
Income tax expense                          2,191          2,218         (27)    -1.2%
                                        ----------     ----------
Net Earnings                         R      6,131    R     3,842    R   2,289    59.6%
                                        ==========     ==========




CENTURY CASINOS AFRICA

Costs and Expenses
    General and administrative       R        359    R     1,473    R (1,114)   -75.6%
                                        ----------     ----------
Loss from operations                        (359)        (1,473)      (1,114)   -75.6%
Other income, net                              58            132         (74)   -56.1%
                                        ----------     ----------
Loss before income taxes                    (301)        (1,341)      (1,040)   -77.6%
Income tax  benefit                            77            386        (309)   -80.1%
                                        ----------     ----------
Net Loss                             R      (224)    R     (955)    R   (731)   -76.5%
                                        ==========     ==========

MINORITY INTEREST EXPENSE BENEFIT    R          -    R        71    R    (71)  -100.0%
                                        ----------     ----------
SOUTH AFRICA NET EARNINGS            R      5,907    R     2,816    R   3,091   109.8%
                                        ==========     ==========




Casino Market Data (in Rand)

   -----------------------------------------------------------------------
   For the six months ended June 30,                 2004          2003
                                                     ----          ----
   -----------------------------------------------------------------------
   Market share of the Western Cape market *           5.8%          6.0%
   -----------------------------------------------------------------------
   Market share of Western Cape gaming devices *      11.1%         10.7%
   -----------------------------------------------------------------------
   Average number of slot machines                      281           271
   -----------------------------------------------------------------------
   Average slot machine win per day                674 Rand      596 Rand
   -----------------------------------------------------------------------
   Average number of tables                               8             8
   -----------------------------------------------------------------------
   Average table win per day                     2,045 Rand    1,826 Rand
   -----------------------------------------------------------------------
   * Market share results are reported for the five months ended May 31, 2004.
   -----------------------------------------------------------------------

     The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     The 19.1% increase in the casino revenue is attributable to the successful marketing efforts that include introduction of cash couponing, an expanded smoking section and improved employee and management training. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and an equestrian center.

     The 1.1 million Rand change in other revenue (including promotional allowances) is attributable to the introduction of cash couponing in the second quarter of 2003 and to the expanded use of player points to attract customers.

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

     Hotel revenue increased 1.8% in the first six of 2004 compared to the first six months of 2003. The average hotel occupancy rate in the first six months of 2004 was 50% compared to 57% in the first six months of 2003. Conference sales decreased 50%, while leisure sales improved 7%.

     In June 2004, CCAL added a fourth restaurant to the already varied selection. The most recent restaurant offers patrons an Italian cuisine. Food and beverage revenue increased 27.6% in the first six months of 2004 compared to the first six months of 2003, as a result of the additional food and beverage facility, plus changes to operating hours and a general price increase.

Other

     Interest expense, including debt issuance cost, decreased 25.6% as the principal balance of the term loans and capitalized leases are repaid. The weighted-average interest rate on the borrowings under the ABSA loan agreement was 16.9% in the first six months of 2004 and 2003. Income tax expense for the current year has been reduced by 729 thousand Rand as a result of an adjustment to the prior years' tax liability.

Cruise Ships

     Cruise ships' operating results for the six months ended June 30, 2004 and 2003 were as follows:


                      For the six months ended June 30,    Increase      %
                                                          (Decrease)  Change

    Dollar amounts in thousands           2004       2003
                                          ----       ----
    Operating Revenue
         Casino                       $  1,204  $     669     535      80.0%
         Other (including promotional
                allowances)                 67         19      48     252.6%
                                       --------   --------
    Net operating revenue                1,271        688     583      84.7%
                                       --------   --------

    Costs and Expenses
         Casino                            864        481     383      79.6%
         General and administrative          -          3     (3)    -100.0%
         Depreciation                       42         32      10      31.3%
                                       --------   --------
                                           906        516     390      75.6%
                                       --------   --------
    Earnings from operations               365        172     193     112.2%
    Other income, net                        -          5     (5)    -100.0%
                                       --------   --------
    Earnings before income taxes           365        177     188     106.2%
    Income tax expense                      11         68    (57)     -83.8%
                                       --------   --------
    Net Earnings                      $    354  $     109     245     224.8%
                                       ========   ========

     In the first six months of 2004, the Company operated casinos on a total of eight ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of seven ships during the same period in 2003. Two ships, the Silver Cloud and the Insignia, resumed operations late in the first quarter of 2004. The Silver Cloud, a cruise ship operated by Silversea Cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. The casino is equipped with 42 slot machines and three gaming tables.

     We experience severe fluctuations in the revenue generated on each cruise depending on the number and quality of the players and passengers. This is a condition that we do not control.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $0.48 million and $0.21 million of the total casino expenses incurred in the first six months ended June 30, 2004 and 2003, respectively.

     The decrease in income tax expense is attributable to the assignment of the concession agreements from CCI to CRI as of October 1, 2003. The income assigned to CCI was taxed at a U.S. effective rate of approximately 38%. The income assigned to CRI, the Company's wholly owned subsidiary in Mauritius, is taxed the statutory rate of 15%, less current tax credits of 12%, resulting in a net rate of 3%.




Corporate & Other
                             For the six months ended June 30,       Increase        %
                                                                    (Decrease)     Change

    Dollar amounts in thousands                  2004        2003
                                                 ----        ----
    Operating Revenue
        Other                              $       37  $         8  $     29       362.5%
                                             ---------   ----------
    Net Operating Revenue                          37            8        29       362.5%

    Costs and Expenses
        General and administrative              1,397        1,042       355        34.1%
        Depreciation                               13           84      (71)       -84.5%
                                             ---------   ----------
                                                1,410        1,126       284        25.2%
                                             ---------   ----------
    Income from unconsolidated
    subsidiary                                     51            -        51          n/a
                                             ---------   ----------
    Loss from operations                      (1,322)      (1,118)       204        18.2%
    Interest expense                            (622)        (720)      (98)       -13.6%
    Other income, net                             176          181       (5)        -2.8%
    Non-operating items from
    unconsolidated subsidiary                     (8)            -         8          n/a
                                             ---------   ----------
    Loss before income taxes and
    minority interest                         (1,776)      (1,657)       119         7.2%
    Income tax benefit                          (704)        (637)        67        10.5%
    Minority interest expense                    (31)            -      (31)          n/a
                                             ---------   ----------
    Net Loss                               $  (1,103)  $   (1,020)  $     83         8.1%
                                             =========   ==========

     Included in the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the Company's acquisitions and the repurchase of the Company's common stock, and related tax effects. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation. Additionally, general and administrative expenses increased year to date 2004 over year to date 2003 largely due to an increase in the current year estimate for corporate bonuses based on management's current estimate of annual results.

     The decrease in depreciation expense is attributable to the acquisition of 50% of CM. Effective January 3, 2004, the Company through its wholly-owned subsidiary, CMB, acquired an additional 40% of CM by contributing gaming equipment, valued at approximately $0.60 million. The gaming equipment, previously allocated to and depreciated in the Corporate & Other segment, is depreciated by CM and therefore affects the income from unconsolidated subsidiary (see Note 8 to the condensed consolidated financial statements).

     Minority interest expense is comprised of $31 thousand for the 3.5% minority interest in the earnings of CCA. Income from unconsolidated subsidiary is comprised of the Company's 50% interest in CM earnings.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $4.1 million plus restricted cash of $0.64 million at June 30, 2004, and the Company had deficit working capital of $1.78 million. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26 million ($21.67 million net of the quarterly reduction) and unused borrowing capacity of approximately $10.23 million at June 30, 2004. The maturity date of the borrowing commitment is August 2007. Funds available under the RCF are reduced by $0.7 million each quarter beginning with the first quarter of 2003. The Company has the flexibility to use the funds for various business projects and investments.

     For the six months ended June 30, 2004, cash provided by operating activities was $2.9 million compared with $1.7 million in the prior-year period. Please refer to the condensed consolidated statements of cash flows and management's discussion of the results of operation by segment.

     Cash used in investing activities of $2.3 million for the first six months of 2004 include $0.2 million towards the upgrade of the slot accounting system, $1.2 million towards new slot games, $48 thousand for new slot stools and $24 thousand for restaurant equipment at Womacks, $0.6 million in improvements to the property in Caledon, South Africa, $0.17 million in expenditures to outfit the cruise ships and $0.2 million in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets. Cash used in investing activities of $2.2 million for the first six months of 2003 consisted of: $0.5 million towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing additional gaming space; $0.22 million for additional improvements to the property in Caledon, South Africa, including $61 thousand additional capitalized building costs related to the original construction; $1.3 million towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $1.0 million of which was applied against the minority shareholder liability and $0.3 million of which increased the carrying value of the land in Caledon; $0.15 million principally for outfitting one of the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $0.15 million due to expenditures for other long-lived assets, net of $7 thousand in proceeds from the disposition of assets; and a decrease of $38 thousand in restricted cash.

     Cash used in financing activities of $1.4 million for the first six months of 2004 consisted of net repayments of $0.32 million under the RCF with Wells Fargo, net repayments of $0.69 million under the loan agreement with ABSA, repayment of a $0.38 million from a founding shareholder, and other net repayments of $81 thousand, less net borrowing of $90 thousand from a former director and $2 thousand in proceeds from the exercise of stock options. Cash used in financing activities of $0.34 million for the first six months of 2003 consisted of net borrowings of $2.0 million under the RCF with Wells Fargo plus $7 thousand in proceeds from the exercise of stock options, less net repayments of $0.56 million under the loan agreement with ABSA, $1.2 million to acquire a loan to CCAL held by an unaffiliated minority shareholder; $0.13 million towards the repurchase of Company's stock on the open market at cost; $.30 million towards the purchase of 132,184 shares of common stock from a former director, at a per share price of $2.26; and other net repayments of $0.16 million.

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

     CRA has submitted an application to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. The proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater and a 40-room hotel. CRA is owned by CRI (previously named CRL), a wholly owned subsidiary of the Company and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is valued at
16.5 million Canadian dollars ($12.3 million), including the contribution of the existing hotel and property, valued at 2.5 million Canadian dollars ($1.9 million) by the owners of the existing hotel and an approximately 3 million Canadian dollar ($2.2 million) cash contribution by the Company. On April 19, 2004, the Company announced that CRA had been selected as the only one of six applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that the CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, once step seven is successfully completed, the eighth step will be a recommendation to the Board of the AGLC, by the evaluating committee, regarding issuance of a casino facility license. There is no assurance that a license will be issued to CRA.

     In January 2004, the Company signed commitments for gaming equipment and upgrades to its slot accounting system at Womacks totaling approximately $3.0 million. As of June 30, 2004 the Company has expended or accrued $2.5 million towards the commitments.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. During the first six months of 2004, the Company did not purchase any shares of its common stock on the open market. Through June 30, 2004, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

     Management believes that the Company's cash at June 30, 2004, together with expected cash flows from operations, its borrowing capacity under the RCF and its ability to secure additional project financing with competitive terms will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations.

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

In January 2004,  the Company  adopted FASB revised  Interpretation  46 ("FIN 46
(R)"), "Consolidation of Variable Interest Entities". FIN 46(R) addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. The Company has determined that CM (Note 8) is a variable interest entity as defined by FIN 46 (R). The Company has also determined that it is not the primary beneficiary as defined by FIN 46 (R) and has, therefore, accounted for the Company's 50% interest in CM under the equity method.

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

SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property, 3) the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on its evaluation, the Company has deemed the casino license costs to have an indefinite life. Goodwill recognized in the acquisition of 40% of the outstanding stock of CM, which has been accounted for on the equity method, was $0.57 million. Included in assets at June 30, 2004 is unamortized goodwill of approximately $8.69 million and unamortized casino license costs of approximately $1.95 million. The Company will continue to assess goodwill and other intangibles for impairment at least annually. Management has not identified any impairment indicators with respect to the casino license or goodwill during the three and six months ended June 30, 2004.

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

The carrying value of the non-operating property held for sale in Wells Nevada, is subject to periodic evaluation. The property has been listed for sale since April 1998. In 2001 we attempted to reach agreement with an interested third-party that would have recouped our investment through a long-term lease agreement that contained a purchase option, which enabled us to conclude that the carrying value was still reasonable. We could not reach an agreement and, as the result of no further activity, reduced the value of the property to its estimated fair value in 2002. An appraisal of the property, which was completed on January 26, 2004, continues to support the net fair value of the assets as recorded in the Consolidated Balance Sheet as of June 30, 2004.

Foreign Exchange - Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. Except for equity transactions and balances denominated in U.S. dollars, the balance sheet is translated based on the exchange rate at the end of the period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at June 30, 2004. Actual results may differ materially.

Interest Rate Sensitivity

     The Company is subject to interest rate risk on the outstanding borrowing under the RCF with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

     In order to minimize the risk of increases in the prime rate or LIBOR, the Company has one remaining interest-rate swap agreement on a total of $4.0 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement that matured on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, each hypothetical 100 basis point increase results in an increased use of $40 thousand in cash on an annual basis. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF for the three months ended June 30, 2004 and 2003 would have been 4.13% and 4.63%, respectively and for the six months ended June 30, 2004 and 2003 would have been 4.34% and 4.70%. The Company has not entered into any new swap agreements subsequent to June 30, 2004.

Foreign Currency Exchange Risk

     A total of 39.6% of our revenue for the six months ended June 30, 2004 was derived from our South African operations and principally denominated in South African Rand. A total of 40% of our expenses for the six months ended June 30, 2004 were paid in currencies other than US dollars of which 39.1% were paid in South African Rand and less than 1% were paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

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

Items 2. to 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders The 2004 annual meeting of the stockholders of the Company was held on May 17, 2004. At the annual meeting the two Class I directors to the Board, Robert
          S. Eichberg and Dinah Corbaci were re-elected to the Board for a three year term. On this proposal to elect the Class I directors, the votes were: Robert S. Eichberg, 9,950,464 for, and 2,566,705 withheld; Dinah Corbaci, 9,950,064 for and 2,567,105 withheld. No other proposals were brought for a vote of the stockholders.

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

     31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President.

     32.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer

     (b) Reports on Form 8-K:

          On May 14, 2004, the Registrant furnished a Current Report on Form 8-K, reporting Item 12, in which it announced it had posted to its website a presentation of the review of financial results of operations and financial condition as of and for the period ended March 31, 2004.

SIGNATURES:
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.



/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer
Date: July 28, 2004