Form 10-Q
period 2004-09-30
CENTURY CASINOS INC /CO/
filed 2004-10-29
CIK 911147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

       _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number 0-22290
                                              ------------

                              CENTURY CASINOS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             84-1271317
                    --------                             -----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                          Identification No.)

         1263 Lake Plaza Drive Suite A, Colorado Springs, Colorado 80906
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (719) 527-8300
                                ----------------
              (Registrant's telephone number, including area code)

                 (Former address of principal executive offices)

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

     Common stock, $0.01 par value, 13,681,900 shares outstanding as of October 28, 2004.

                              CENTURY CASINOS, INC.
                                    FORM 10-Q
                                      INDEX
                                                                     Page
PART I       FINANCIAL INFORMATION (unaudited)                      Number

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of September
             30, 2004 and December 31, 2003                             3

             Condensed Consolidated Statements of Earnings
             for the Three Months Ended September 30, 2004 and 2003     4

             Condensed Consolidated Statements of Earnings
             for the Nine Months Ended September 30, 2004 and 2003      5

             Condensed Consolidated Statements of Comprehensive
             Earnings for the Three Months Ended September 30, 2004
             and 2003                                                   6

             Condensed Consolidated Statements of Comprehensive
             Earnings for the Nine Months Ended September 30, 2004
             and 2003                                                   6

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2004 and 2003      7

             Notes to Condensed Consolidated Financial Statements       9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        28

Item 3.      Quantitative and Qualitative Disclosures About Market Risk 55

Item 4.      Controls and Procedures                                    56

PART II      OTHER INFORMATION (unaudited)

Item 1.      Legal Proceedings                                          57

Item 6.      Exhibits and Reports on Form 8-K                           57

             SIGNATURES                                                 58

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

 Dollar amounts in thousands,
 except for share information                     September 30,  December 31,
                                                  -------------  ------------
                                                      2004          2003
                                                      ----          ----
                                                  (Unaudited)
                                                  -----------

    ASSETS
    Current Assets:
        Cash and cash equivalents                 $    4,961  $     4,729
        Restricted cash                                  618          598
        Receivables, net                                 401          269
        Prepaid expenses                                 604          441
        Inventories                                      175          131
        Other current assets                              28           28
        Deferred income taxes                             74          111
                                                 -----------  -----------
           Total current assets                        6,861        6,307

    Property and Equipment, net                       39,119       36,796
    Goodwill, net                                      8,669        8,088
    Casino License Acquisition Costs, net              1,876        1,760
    Deferred Income Taxes                                624          666
    Equity Investment in
    Unconsolidated Subsidiary                             64            -
    Other Assets                                       1,078        1,200
                                                 -----------  -----------
    Total                                         $   58,291  $    54,817
                                                 ===========  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
        Current portion of long-term debt         $    2,134  $     2,136
        Accounts payable and accrued liabilities       3,262        1,979
        Accrued payroll                                1,420        1,268
        Taxes payable                                  1,411        1,088
                                                 -----------  -----------
           Total current liabilities                   8,227        6,471

    Long-Term Debt, less current portion              12,924       14,913
    Other Non-current Liabilities                        169          371
    Minority Interest                                     70           14
    Commitments and Contingencies                          -            -
    Shareholders' Equity:
        Preferred stock; $.01 par value;
        20,000,000 shares authorized;
        no shares issued or outstanding                    -            -
       Common stock; $.01 par value;
       50,000,000 shares authorized;
          14,485,776 shares issued; 13,681,900 an
          13,680,500 shares outstanding, respecti        145          145
       Additional paid-in capital                     21,528       21,529
       Accumulated other comprehensive earnings        2,601        2,034
       Retained earnings                              14,456       11,172
                                                 -----------  -----------
                                                      38,730       34,880
        Treasury stock - 803,876 and
        805,276 shares at cost, respectively         (1,829)      (1,832)
                                                 -----------  -----------
           Total shareholders' equity                 36,901       33,048
                                                 -----------  -----------
    Total                                         $   58,291  $    54,817
                                                 ===========  ===========


See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                For The Three Months Ended
                                                        September 30,
Dollar amounts in thousands,
except for share information                        2004          2003
                                                    ----          ----

Operating Revenue:
   Casino                                      $      9,349    $    8,525
   Hotel, food and beverage                           1,258           932
   Other                                                267           106
                                                -----------     ---------
                                                     10,874         9,563
   Less promotional allowances                        1,205         1,285
                                                -----------     ---------
           Net operating revenue                      9,669         8,278
                                                -----------     ---------

Operating Costs and Expenses:
   Casino                                             3,655         3,132
   Hotel, food and beverage                             843           691
   General and administrative                         2,292         2,004
   Depreciation                                         732           675
                                                -----------     ---------
       Total operating costs and expenses             7,522         6,502
                                                -----------     ---------

Loss from unconsolidated subsidiary                    (45)             -

                                                -----------     ---------
Earnings from Operations                              2,102         1,776
Non-operating Income (expense):
   Interest expense                                   (389)         (512)
   Other income, net                                     37           113
   Non-operating items from
   unconsolidated subsidiary                              6             -
                                                -----------     ---------
       Non-operating expense, net                     (346)         (399)
                                                -----------     ---------
Earnings before Income Taxes and
Minority Interest                                     1,756         1,377
   Provision for income taxes                           498           463
                                                -----------     ---------
Earnings before Minority Interest                     1,258           914
   Minority interest in subsidiary earnings            (25)             -
                                                -----------     ---------
Net Earnings                                   $      1,233    $      914
                                                ===========     =========

Earnings Per Share:
   Basic                                       $       0.09    $     0.07
                                                ===========     =========
   Diluted                                     $       0.08    $     0.06
                                                ===========     =========

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                 For The Nine Months Ended
                                                        September 30,
Dollar amounts in thousands, except for
share information                                   2004           2003
                                                    ----           ----

Operating Revenue:
   Casino                                      $     26,223   $    23,670
   Hotel, food and beverage                           3,197         2,570
   Other                                                543           401
                                                -----------    ----------
                                                     29,963        26,641
   Less promotional allowances                        3,316         3,429
                                                -----------    ----------
           Net operating revenue                     26,647        23,212
                                                -----------    ----------

Operating Costs and Expenses:
   Casino                                            10,132         8,498
   Hotel, food and beverage                           2,245         1,841
   General and administrative                         6,494         5,746
   Depreciation                                       2,114         1,986
                                                -----------    ----------

       Total operating costs and expenses            20,985        18,071
                                                -----------    ----------

Income from unconsolidated subsidiary                     6             -

                                                -----------    ----------
Earnings from Operations                              5,668         5,141
Non-operating Income (expense):
   Interest expense                                 (1,201)       (1,564)
   Other income, net                                    163           242
   Non-operating items from
   unconsolidated subsidiary                            (2)             -
                                                -----------    ----------
       Non-operating expense, net                   (1,040)       (1,322)
                                                -----------    ----------
Earnings before Income Taxes and
Minority Interest                                     4,628         3,819
   Provision for income taxes                         1,288         1,391
                                                -----------    ----------
Earnings before Minority Interest                     3,340         2,428
   Minority interest in subsidiary earnings            (56)           (8)
                                                -----------    ----------
Net Earnings                                   $      3,284   $     2,420
                                                ===========    ==========

Earnings Per Share:
   Basic                                       $       0.24   $      0.18
                                                ===========    ==========
   Diluted                                     $       0.21   $      0.16
                                                ===========    ==========

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                  For The Three Months Ended
                                                        September 30,

Amounts in thousands                                  2004         2003
                                                      ----         ----

   Net Earnings                                     $  1,233    $     914
   Foreign currency translation adjustments            (573)          951
   Change in fair value of interest rate swaps,
   net of income taxes                                    35           97
                                                    --------     --------
   Comprehensive Earnings                           $    695    $   1,962
                                                    ========     ========


                                                   For The Nine Months Ended
                                                        September 30,

Amounts in thousands                                  2004         2003
                                                      ----         ----

   Net Earnings                                     $  3,284    $   2,420
   Foreign currency translation adjustments              441        2,261
   Change in fair value of interest rate swaps,
   net of income taxes                                   126          215
                                                     -------     --------
   Comprehensive Earnings                           $  3,851    $   4,896
                                                     =======     ========


See notes to condensed consolidated financial statements.


CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                       For The Nine Months Ended
                                                             September 30,

Amounts in thousands                                      2004         2003
                                                          ----         ----

Cash Flows from Operating Activities:
   Net earnings                                       $    3,284   $    2,420

   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation                                        2,114        1,986
       Amortization of deferred financing costs               61           84
       Deferred tax expense                                    6          126
       Minority interest in subsidiary earnings               56            8
       Income from unconsolidated subsidiary                 (4)            -
       Gain on disposition of real estate option
       and other assets                                     (35)         (59)
       Other                                                   7          (8)

   Changes in operating assets and liabilities:
       Receivables                                         (130)        (185)
       Prepaid expenses and other assets                   (365)        (236)
       Accounts payable and accrued liabilities              332        (341)
       Accrued payroll                                       144        (138)
       Taxes payable                                         287          205

                                                       ---------    ---------

         Net cash provided by operating activities         5,757        3,862
                                                       ---------    ---------


Cash Flows from Investing Activities:
    Purchases of property and equipment                  (3,676)      (1,769)
    Acquisition of subsidiary,
    net of $664 in cash acquired                               -      (1,259)
    Restricted cash decrease                                   -           49
    Proceeds from disposition of assets                      206          258
                                                       ---------    ---------

         Net cash used in investing activities           (3,470)      (2,721)
                                                       ---------    ---------






                                   (continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                       For the Nine Months Ended
                                                            September 30,

Amounts in thousands                                      2004         2003
                                                          ----         ----
Cash Flows from Financing Activities:
   Proceeds from borrowings                           $   21,763   $   21,710
   Principal repayments                                 (23,883)     (23,442)
   Proceeds from exercise of options                           2            8
   Purchases of treasury stock                                 -        (431)
                                                      ----------   ----------

         Net cash used in financing activities           (2,118)      (2,155)
                                                     ----------    ----------

Effect of exchange rate changes on cash                       63          325
                                                      ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents             232        (689)

Cash and Cash Equivalents at Beginning of Period           4,729        4,582
                                                     -----------   ----------

Cash and Cash Equivalents at End of Period            $    4,961   $    3,893
                                                      ==========   ==========

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

Supplemental Disclosure of Cash Flow Information:

Interest paid, net of capitalized interest
of $0 in 2004 and $46 in 2003                    $  1,129   $  1,544
                                                  =======    =======
Income taxes paid                                $    481   $    700
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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. ("CCI" or the "Company") is an international gaming company. The Company owns and/or manages casino operations in the United States, South Africa, the Czech Republic and international waters through the entities listed in the following table:

       Parent/Subsidiary Relationship            Abbreviation  Parent  Ownership
                                                                      Percentage
       Century Casinos, Inc. (1)                      CCI        n/a       n/a
          WMCK Venture Corp.                         WMCK        CCI      100%
             WMCK-Acquisition Corp.                   ACQ       WMCK      100%
             Century Casinos Cripple Creek Inc.       CCC       WMCK      100%
          Century Resorts Limited                     CRL        CCI     96.5%
             Century Casinos Africa (Pty) Ltd.        CCA        CRL      100%
                Century Casinos Caledon (Pty) Ltd.   CCAL        CCA      100%
                Century Casinos West Rand (Pty) Ltd. CCWR        CCA       55%
                Rhino Resort Ltd.                     RRL        CCA       50%
                Verkrans Ontwikkelings Maatskappy
                (Pty) Ltd                             VOM        CCA      100%
          Century Resorts International Limited       CRI        CCI      100%
             Century Resorts Alberta, Inc.            CRA        CRI       55%
          Century Casinos Management, Inc.            CCM        CCI      100%
          Century Casinos Nevada, Inc.                CCN        CCI      100%
          Century Management u. Beteiligungs GmbH     CMB        CCI      100%
             Casino Millennium a.s.                   CM         CMB       50%


     (1) In October of 2004, the Company formed a wholly owned subsidiary, Century Casinos Tollgate, Inc. ("CTI") which will own 65% of CC Tollgate LLC ("CTL"), the operating company for the proposed project in Central City Colorado.

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

               CRL was formed in May 2004 to provide technical casino services to some of the Company's foreign and offshore operations. In July 2004 certain officers of the Company exchanged their 3.5% minority ownership in CCA for a 3.5% minority ownership in CRL of equal value. CCI now owns 96.5% of CRL and CRL owns 100% of CCA. CCA owns CCAL which owns and operates The Caledon Hotel, Spa & Casino near Cape Town, South Africa. The resort has 295 slot machines and 9 gaming tables, a 92-room hotel, mineral hot springs and spa facility, 4 restaurants, 3 bars, conference facilities, an equestrian center and operates the program "Outdoor Experience". The Western Cape Gambling and Racing Board, has recently granted CCAL's request to increase in the number of permitted slot machines to 300.

               CCM provided technical casino services to some of the Company's operations. The technical services agreements were re-assigned to CRI in October 2003, but CCM is still collecting fees that were earned prior to that time, which remain unpaid.

               CCN is a dormant subsidiary which owns non-operating casino property and land held for sale in Nevada.

               CRI serves as concessionaire of small casinos on eight luxury cruise vessels and provides technical casino services to Casino Millennium. The Company has a total of 208 slot machines and 30 table games, or approximately 418 gaming positions on the eight combined shipboard casinos currently in operation. The cruise vessel Insignia resumed operations on March 29, 2004 after it was taken out of service following completion of its cruise schedule to various destinations in the western Mediterranean as of September 26, 2003. The Silver Cloud returned to service on March 27, 2004 following five months of periodic maintenance. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises, equipped with 42 slot machines and 3 gaming tables. CRI owns 55% of CRA which was formed in conjunction with an application for a gaming license in Edmonton, Alberta, Canada. On October 12, 2004 CRI entered into a casino services agreement with CC Tollgate LLC to manage the proposed casino in Central City, Colorado. CRI will also enter into a casino services agreement to manage the proposed project in Iowa.

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

                    The   Company    regularly    pursues    additional   gaming
               opportunities internationally and in the United States, and is currently pursuing the following opportunities:

               Edmonton - In September 2003, CRI subscribed to 55% of the outstanding shares of CRA, formed in conjunction with its application for a gaming license in Edmonton, Alberta, Canada. The first phase of the proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, a 300 space underground parking garage and a 40-room hotel. CRA is owned by CRI and by the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is estimated to cost 22 million Canadian dollars ($17.4 million), including the 2.50 million Canadian dollars ($2.0 million) contribution of the existing hotel and property by the owners of the existing hotel and an approximately 3 million Canadian dollar ($2.4 million) cash contribution by the Company which will be funded through the revolving credit facility with Wells Fargo Bank. We intend to fund the remaining cost of the project through new project financing. CRI also entered into a long-term agreement to manage the casino if a gaming license is awarded. On April 19, 2004, the Company announced that CRA had been selected as the only one of nine applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, if step seven is successfully completed, the eighth step will be a recommendation to the Board of the Alberta Gaming and Liquor Commission ("AGLC"), by the commission, regarding issuance of a casino facility license. There is no assurance that a license will be issued to CRA.

               Central City, Colorado - On October 13, 2004, the Company announced that it signed an agreement with Central City Venture LLC ("Tollgate") to develop and operate a casino and hotel in Central City, Colorado. The proposed $40 million development would include a 60,000 square foot facility with 625 slot machines, six table games, 35 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage connected to the casino by an environmentally controlled pedestrian walkway. The Company's contribution to the proposed project includes an initial cash capital contribution of $3.5 million, which will be funded through the revolving credit facility with Wells Fargo Bank, in return for a controlling 65% interest. The Company's partner, Tollgate, will contribute three existing non-operating casino buildings, land and land options. We expect to fund the remaining cost of the project through new project financing. Additionally, CRI entered into a Casino Services Agreement to manage the property. Closing of the agreement and completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies, licensing by the Colorado Division of Gaming, Century Casinos' Board approval and other due diligence. Subject to satisfactorily meeting these requirements, it is anticipated the project would be completed in the first half of 2006.

               Iowa - On October 18, 2004, the Company announced that it signed an agreement with the owners of Landmark Gaming LLC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. The proposed project includes a casino with approximately 40,000 square feet of total space, 120 hotel rooms, 600 covered parking spaces and 375 surface parking spaces. The Company's contribution to the project at closing will include an initial cash capital contribution of $1.25 million, which will be funded through the revolving credit facility with Wells Fargo Bank, in return for a 40% interest. The current owners of Landmark Gaming will contribute the land and land options in return for 60% ownership. Additionally, an affiliate of the Company will enter into a Casino Services Agreement to manage the property in return for a share in gross revenues plus a share in EBITDA. The Company's cash contribution and the beginning of construction are subject to various conditions and approvals, including, but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence. We do not expect the IRGC to complete their selection process before December 31, 2004.

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

               CCA, through its majority-owned subsidiary, CCWR, remains contracted to Silverstar by a resort management agreement and retains a right of long standing to take up a minority equity interest in the venture although its final level of equity interest remains to be determined. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining and recreational activities with a first phase of 950 slot machines and 30 gaming tables. The proposed 400 million Rand ($61.78 million) hotel/casino resort development would be located in the greater Johannesburg area of South Africa known as the West Rand.

               In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement has subsequently been amended two times, most recently in October 2004 eliminating the put option held by Novomatic AG, transferring the rights under the agreement from CCI to CRL and amending the call option under which CRL can require Novomatic AG to sell seven eighths of its shares in Silverstar to CRL. CRL can exercise the call option within three years of the amended and restated agreement. The price of the option varies based upon the legal and operating status of Silverstar. CRL can exercise the option for $1 million even if the Silverstar casino is not operational at the time of the exercise. If the transaction were to be completed, CRL would acquire a 7% interest in Silverstar from Novomatic AG.

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



                                   September 30,   December 31,   September 30,
                                       2004            2003            2003

          South African Rand          6.4749          6.6858          6.9537
          Euros                       0.8050          0.7938          0.8583
          Czech Koruna               25.4310         25.6634             n/a
          Canadian Dollars            1.2639          1.2924             n/a

  Source: Pacific Exchange Rate Service

               Certain reclassifications have been made to the 2003 financial information in order to conform to the 2004 presentation.

               The accompanying  condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Accordingly, the condensed consolidated financial statements are presented in accordance with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

               The Company's stock-based employee compensation plan expired in April 2004. Accordingly, no new options can be granted under the plan subsequent to April 2004, but it continues to be administered for previously issued and outstanding options.

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



                                                      For the Three Months Ended
                                                               September 30,
     Dollar amounts in thousands,
     except for share information                             2004       2003
                                                              ----       ----
     Net earnings, as reported                             $   1,233   $    914

     Deduct: Total stock-based employee  compensation
       expense determined under fair value based
       method for all  awards,  net of related tax effects       269          1
                                                             -------    -------
     Pro forma net earnings                                $     964   $    913
                                                             =======    =======

     Earnings per share
       Basic               As reported                     $    0.09   $   0.07
                           Pro forma                       $    0.07   $   0.07

       Diluted             As reported                     $    0.08   $   0.06
                           Pro forma                       $    0.06   $   0.06


                                                       For the Nine Months Ended
                                                               September 30,
     Dollar amounts in thousands,
     except for share information                             2004       2003
                                                              ----       ----
     Net earnings, as reported                             $  3,284    $  2,420

     Deduct: Total stock-based  employee  compensation
       expense determined under fair value based
       method for all  awards,  net of related tax effects      808           3
                                                            -------      -------
     Pro forma net earnings                                $  2,476    $  2,417
                                                            =======      =======

     Earnings per share
       Basic               As reported                     $   0.24    $   0.18
                           Pro forma                       $   0.18    $   0.18

       Diluted             As reported                     $   0.21    $   0.16
                                Pro forma                  $   0.16    $   0.16


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

5.EARNINGS PER SHARE

        Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were computed as follows:

                                              For the Three Months Ended
                                                     September 30,
  Dollar amounts in thousands,
  except for share information                    2004           2003
                                                  ----           ----
  Basic Earnings Per Share:
     Net earnings                          $        1,233    $        914
                                              ===========     ===========
     Weighted average common shares            13,681,900      13,660,500
                                              ===========     ===========
     Basic earnings per share              $        0. 09    $       0.07
                                              ===========     ===========
  Diluted Earnings Per Share:
     Net earnings, as reported             $        1,233    $        914
                                              ===========     ===========
     Weighted average common shares            13,681,900      13,660,500
       Effect of dilutive securities:
           Stock options and warrants           2,259,753       1,050,117
                                              -----------     -----------
     Dilutive potential common shares          15,941,653      14,710,617
                                              ===========     ===========
     Diluted earnings per share            $        0. 08    $       0.06
                                              ===========     ===========

Excluded from computation of diluted earnings per share
    Due to antidilutive effect:
      Options and warrants to
      purchase common shares                              -             -
      Weighted average exercise price       $             -  $          -


                                               For the Nine Months Ended
                                                     September 30,
  Dollar amounts in thousands,
  except for share information                    2004           2003
                                                  ----           ----
  Basic Earnings Per Share:
     Net earnings                          $        3,284    $      2,420
                                              ===========     ===========
     Weighted average common shares            13,681,746      13,623,304
                                              ===========     ===========
     Basic earnings per share              $        0. 24    $       0.18
                                              ===========     ===========
  Diluted Earnings Per Share:
     Net earnings, as reported             $        3,284    $      2,420
                                              ===========     ===========
     Weighted average common shares            13,681,746      13,623,304
       Effect of dilutive securities:
           Stock options and warrants           1,910,382       1,062,136
                                              -----------     -----------
     Dilutive potential common shares          15,592,128      14,685,440
                                              ===========     ===========
     Diluted earnings per share            $        0. 21    $       0.16
                                              ===========     ===========

Excluded from computation of diluted earnings per share
    Due to antidilutive effect:
      Options and warrants to
      purchase common shares                            -          10,000
      Weighted average exercise price        $            -  $       2.28



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

               Womacks has installed a limited number of Ticket-in/Ticket out ("TITO") machines and is operating them under a required field trial with the Division of Gaming. The Division of Gaming has completed its audit of the field trial. Womacks is awaiting the Division's approval to end the field trial so that it may expand the number of TITO machines.

               In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino.

               In August 2004, Womacks added an additional bar on the mezzanine, providing another alternative in the video poker section.

7.       CALEDON, SOUTH AFRICA

               In January  2003,  CCA  purchased  the  remaining 35% interest in
          CCAL, becoming the sole owner of all of the common stock of CCAL. The Company paid 21.5 million Rand ($2.53 million). In accordance with FASB Statement No. 141, "Business Combinations", the cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The assets and liabilities of CCAL, which were carried in the Company's consolidated financial statements at the date of acquisition, had fair values that approximated their carrying value, with the exception of land to which $0.34 million of the acquisition price was allocated. Simultaneous with the transaction, the hotel management agreement between CCAL and Fortes King Hospitality (Pty) Limited ("FKH") was cancelled and CCA assumed the management of the hotel. Financing for the transaction was provided by the Wells Fargo Bank revolving line of credit.

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

               CM had approximately $2.4 million in assets as of September 30, 2004 and reported earnings or (losses) for the three and nine months ended September 30, 2004 of approximately ($76) thousand and $6 thousand, respectively, after expensing casino services fees paid to the Company.

               The Company's estimated maximum exposure to losses at September 30, 2004 consists of the following (Amounts in thousands):

                   Equity investment in Casino Millennium     $        64
                   Goodwill                                           554
                   Note receivable                                    254
                   Other receivables                                  199
                                                             ------------
                   Total                                    $       1,071
                                                            =============

               Casino services fee income for the three months ended September 30, 2004 and 2003 was $78 thousand and $0 thousand, respectively and for the nine months ended September 30, 2004 and 2003 was $115 thousand and $8 thousand, respectively.


9.       GOODWILL (Amounts in thousands):
         Balance as of December 31, 2003                    $       8,088
         Goodwill recorded in the acquisition of an
           additional 40% interest in Casino Millennium,
           as valued on January 3, 2004                               565
         Effect of exchange rate on goodwill                           16
                                                            -------------
         Balance as of September 30, 2004                   $       8,669
                                                            =============

10.      LONG-TERM DEBT

               The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility ("RCF") as of September 30, 2004 was $11.23 million compared to $11.76 million at December 31, 2003. The amount available under the RCF as of September 30, 2004 was $9.72 million, net of amounts outstanding as of that date, compared to $11.35 million at December 31, 2003. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company was in compliance with the covenants as of September 30, 2004. The interest rate at September 30, 2004 was 3.9% for $10.5 million outstanding under

          LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 4.75%. Subsequent to September 30, 2004 an amendment to the RCF changed the aggregate commitment reduction schedule under the RCF. Effective with the amendment, there will be no quarterly reduction until July 1, 2005. The available balance will be reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.72 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. The change in the scheduled reduction provides the Company with approximately $3.3 million additional availability over the next one year and three quarters.

               The fair value of the Company's interest rate swap derivatives as of September 30, 2004 and December 31, 2003 of $0.17 million and $0.37 million, respectively, is reported as an other non-current liability in the condensed consolidated balance sheets. The net gain on the interest rate swaps of $35.1 thousand, net of deferred income tax expense of $20.9 thousand for the third quarter of 2004, has been reported in accumulated other comprehensive earnings in the shareholders' equity section of the accompanying September 30, 2004 condensed consolidated balance sheet. The net gain on the interest rate swaps of $0.13 million, net of deferred income tax expense of $75.3 thousand for the first nine months of 2004, has been reported in accumulated other comprehensive earnings in the shareholders' equity section of the accompanying September 30, 2004 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $64.9 thousand and $0.16 million for the three months ended September 30, 2004 and 2003, respectively and $0.20 million and $0.45 million for the nine months ended September 30, 2004 and 2003, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 6.82% and 9.29% for the three months ended September 30, 2004 and 2003, respectively, and 6.35% and 8.57% for the nine months ended September 30, 2004 and 2003, respectively.

               In  April  2000,  CCAL  entered  into a loan  agreement  with PSG
          Investment Bank Limited ("PSGIB"), which was subsequently acquired by ABSA Bank ("ABSA"), which provided for a principal loan of approximately $6.20 million (based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced) to fund development of the Caledon project. The outstanding balances as of September 30, 2004 and December 31, 2003 were $3.18 million and $4.14 million, respectively and the interest rate was 17.05%. The outstanding balances on the standby facility with PSGIB as of September 30, 2004 and December 31, 2003 were $0.31 million and $0.41 million, respectively and the interest rate was 15.1%. The agreement requires quarterly installments over the remaining term of the loan. The agreement requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.62 million) at the end of each quarter until maturity in June 2006. In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL was in compliance with the covenants as of September 30, 2004.

               An unsecured note payable, in the amount of $0.38 million, to a founding shareholder bears interest at 6%, payable quarterly. The entire outstanding principal was paid on April 1, 2004. Accordingly, the note is classified as current in the accompanying condensed consolidated balance sheets as of December 31, 2003.

               An unsecured note payable, in the amount of $90 thousand, to a former director bears interest at 0% and is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2004.

               The remaining amount of debt of $0.25 million and $0.36, as of September 30, 2004 and December 31, 2003, respectively, consists of capital leases.

               The consolidated weighted average interest rate on all borrowings was 9.19% and 10.55% for the nine months ended September 30, 2004 and 2003, respectively.

11.      SHAREHOLDERS' EQUITY

               During the first nine months of 2004, the Company did not purchase any shares of its common stock on the open market. The Company issued 1,400 shares of treasury stock in February 2004 for employee option exercises. Subsequent to September 30, 2004, the Company has not purchased shares of its common stock on the open market.

               In January 2004, 60,000 options were issued to the Company's outside directors with an exercise price of $3.26.

               In March 2004, 1,352,710 options were granted by the independent members of the Company's Incentive Plan Committee to eight officers and employees of the Company with an exercise price of $2.93. The Employee Equity Incentive Plan expired in April 2004. At the expiration of the plan, 312,599 available remaining options were not issued.

                  In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of CCI. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of September 30, 2004, no dividend has been declared for the preference shareholders.

               In July 2004 certain officers of the Company exchanged their 3.5% minority ownership in CCA for a 3.5% minority ownership in CRL of equal value. CCI now owns 96.5% of CRL and CRL owns 100% of CCA. CCA owns CCAL which owns and operates The Caledon Hotel, Spa & Casino near Cape Town, South Africa.

12.      SEGMENT INFORMATION

               The Company is managed in four segments; Colorado, South Africa, Cruise Ships and Corporate and Other operations.

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

               Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.

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

               Reclassification adjustments for 2003 have been made to the Colorado and Corporate and Other segment presentations for corporate bonuses that were charged to Colorado but are attributable to the consolidated results of operations, the interest on debt incurred to fund the purchase of the Company's acquisitions and the repurchase of the Company's common stock, and the related tax effects. There is no effect on the consolidated results.



Amounts in thousands                 Colorado           South Africa         Cruise Ships

 As of and for the Three Months
 -------------------------------
      Ended September 30,         2004      2003       2004       2003      2004     2003
      ------------------
Net operating revenue           $ 5,044   $ 5,034    $ 3,859    $ 2,647    $ 688    $ 597
Operating expenses (excluding
   depreciation)                $ 3,068   $ 2,970    $ 2,432    $ 1,963    $ 461    $ 365
Depreciation                    $   382   $   334    $   318    $   275    $  25    $  24
Loss from unconsolidated
   subsidiary                   $     -   $     -    $     -    $     -    $   -    $   -
Earnings (loss) from operations $ 1,594   $ 1,730    $ 1,109    $   409    $ 202    $ 208
Interest  income                $     2   $     3    $    35    $    46    $   -    $   -
Interest expense, including
   debt issuance cost (1)       $    29   $    23    $ (451)    $ (228)    $   -    $   -
Other income (expense), net     $     -   $    55    $     -    $   (2)    $   -    $  10
Non-operating income from
   unconsolidated subsidiary    $     -   $     -    $     -    $     -    $   -    $   -
Earnings (loss) before income
   taxes and minority interest  $ 1,625   $ 1,811    $   693    $   225    $ 202    $ 218
Income tax expense (benefit)    $   618   $   688    $   232    $    85    $   6    $  82
Minority interest               $     -   $     -    $     -    $     -    $   -    $   -
Net earnings (loss)             $ 1,007   $ 1,123    $   461    $   140    $ 196    $ 136

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)   $ 1,007   $ 1,123    $   461    $   140    $ 196    $ 136
Interest income                 $   (2)   $   (3)    $  (35)    $  (46)    $   -    $   -
Interest expense (1)            $  (29)   $  (23)    $   451    $   228    $   -    $   -
Income taxes                    $   618   $   688    $   232    $    85    $   6    $  82
Depreciation                    $   382   $   334    $   318    $   275    $  25    $  24
EBITDA                          $ 1,976   $ 2,119    $ 1,427    $   682    $ 227    $ 242
..


               (1) The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment, resulting in the reported negative interest expense for 2004.




Amounts in thousands                                      Inter-segment
                                Corporate and Other        Elimination      Consolidated

As of and for the Three Months
-------------------------------
      Ended September 30,         2004       2003         2004    2003      2004     2003
      ------------------
Net operating revenue           $    78   $     -    $     -    $     -    $ 9,669  $ 8,278
Operating expenses (excluding
   depreciation)                $   829   $   529    $     -    $     -    $ 6,790  $ 5,827
Depreciation                    $     7   $    42    $     -    $     -    $   732  $   675
Loss from unconsolidated
   subsidiary                   $  (45)   $     -    $     -    $     -    $  (45)  $     -
Earnings (loss) from operations $ (803)   $ (571)    $     -    $     -    $ 2,102  $ 1,776
Interest  income                $   346   $    85    $ (346)    $  (85)    $    37  $    49
Interest expense, including
   debt issuance cost           $ (313)   $ (392)    $   346    $    85    $ (389)  $ (512)
Other income, net               $     -   $     1    $     -    $     -    $     -  $    64
Non-operating items from
   unconsolidated subsidiary    $     6   $     -    $     -    $     -    $     6  $     -
Earnings (loss) before income
   taxes and minority interest  $ (764)   $ (877)    $     -    $     -    $ 1,756  $ 1,377
Income tax expense (benefit)    $ (358)   $ (392)    $     -    $     -    $   498  $   463
Minority interest               $  (25)   $     -    $     -    $     -    $  (25)  $     -
Net earnings (loss)             $ (431)   $ (485)    $     -    $     -    $ 1,233  $   914

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)   $ (431)   $ (485)    $     -    $     -    $ 1,233  $   914
Interest income                 $ (346)   $  (85)    $   346    $    85    $  (37)  $  (49)
Interest expense                $   313   $   392    $ (346)    $  (85)    $   389  $   512
Income taxes                    $ (358)   $ (392)    $     -    $     -    $   498  $   463
Depreciation                    $     7   $    42    $     -    $     -    $   732  $   675
EBITDA                          $ (815)   $ (528)    $     -    $     -    $ 2,815  $ 2,515





Amounts in thousands                   Colorado             South Africa            Cruise Ships

  As of and for the Nine Months
  -----------------------------
   Ended September 30,             2004       2003        2004        2003        2004       2003
   ------------------
Property and equipment, net      $ 23,790   $ 21,402    $ 14,429    $ 13,451    $   264    $   336
Total assets                     $ 33,679   $ 31,600    $ 21,104    $ 18,551    $ 1,076    $   873

Net operating revenue            $ 13,991   $ 14,246    $ 10,582    $  7,673    $ 1,959    $ 1,285
Operating expenses (excluding
   depreciation)                 $  8,363   $  8,130    $  6,957    $  5,535    $ 1,325    $   849
Depreciation                     $  1,055   $  1,033    $    972    $    771    $    67    $    56
Income from unconsolidated
   subsidiary                    $      -   $      -    $      -    $      -    $     -    $     -
Earnings (loss) from operations  $  4,573   $  5,083    $  2,653    $  1,367    $   567    $   380
Interest  income                 $      8   $     10    $    115    $    153    $     -    $     -
Interest expense, including
  debt issuance cost (1)         $     84   $   (13)    $  (867)    $  (695)    $     -    $     -
Other income, net                $     35   $     55    $      -    $    (2)    $     -    $    15
Non-operating items from
   unconsolidated subsidiary     $      -   $      -    $      -    $      -    $     -    $     -
Earnings (loss) before income
   taxes and minority interest   $  4,700   $  5,135    $  1,901    $    823    $   567    $   395
Income tax expense (benefit)     $  1,786   $  1,951    $    547    $    319    $    17    $   150
Minority interest                $      -   $      -    $      -    $    (8)    $     -    $     -
Net earnings (loss)              $  2,914   $  3,184    $  1,354    $    496    $   550    $   245

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)    $  2,914   $  3,184    $  1,354    $    496    $   550    $   245
Interest income                  $    (8)   $   (10)    $  (115)    $  (153)    $     -    $     -
Interest expense (1)             $   (84)   $     13    $    867    $    695    $     -    $     -
Income taxes                     $  1,786   $  1,951    $    547    $    319    $    17    $   150
Depreciation                     $  1,055   $  1,033    $    972    $    771    $    67    $    56
EBITDA                           $  5,663   $  6,171    $  3,625    $  2,128    $   634    $   451

     (1)The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment, resulting in the reported negative interest expense in 2004.




Amounts in thousands                                         Inter-segment
                                   Corporate and Other       Elimination            Consolidated

  As of and for the Nine Months
  -----------------------------
   Ended September 30,               2004        2003      2004        2003      2004        2003
   ------------------
Property and equipment, net     $     636  $   1,054   $    -     $      -   $  39,119   $  36,243
Total assets                    $   2,432  $   2,444   $    -     $      -   $  58,291   $  53,468
Net operating revenue           $     115  $       8   $    -     $      -   $  26,647   $  23,212
Operating expenses (excluding
   depreciation)                $   2,226  $   1,571   $     -    $      -   $  18,871   $  16,085
Depreciation                    $      20  $     126   $     -    $      -   $   2,114   $   1,986
Income from unconsolidated
   subsidiary                   $       6  $       -   $     -    $      -   $       6   $       -
Earnings (loss) from operations $ (2,125)  $ (1,689)   $     -    $      -   $   5,668   $   5,141
Interest  income                $     522  $     257   $ (517)    $  (256)   $     128   $     164
Interest expense, including
   debt issuance cost           $   (935)  $ (1,112)   $   517    $    256   $ (1,201)   $ (1,564)
Other income, net               $       -  $      10   $     -    $      -   $      35   $      78
Non-operating items from
   unconsolidated subsidiary    $     (2)  $       -   $     -    $      -   $     (2)   $       -
Earnings (loss) before income
   taxes and minority interest  $ (2,540)  $ (2,534)   $     -    $      -   $   4,628   $   3,819
Income tax expense (benefit)    $ (1,062)  $ (1,029)   $     -    $      -   $   1,288   $   1,391
Minority interest               $    (56)  $       -   $     -    $      -   $    (56)   $     (8)
Net earnings (loss)             $ (1,534)  $ (1,505)   $     -    $      -   $   3,284   $   2,420

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)   $ (1,534)  $ (1,505)   $     -    $      -   $   3,284   $   2,420
Interest income                 $   (522)  $   (257)   $   517    $    256   $   (128)   $   (164)
Interest expense                $     935  $   1,112   $ (517)    $  (256)   $   1,201   $   1,564
Income taxes                    $ (1,062)  $ (1,029)   $     -    $      -   $   1,288   $   1,391
Depreciation                    $      20  $     126   $     -    $      -   $   2,114   $   1,986
EBITDA                          $ (2,163)  $ (1,553)   $     -    $      -   $   7,759   $   7,197




13.     OTHER INCOME, NET
        Other income, net, consists of the following:

                                             For the Three Months Ended
                                                   September 30,
        Amounts in thousands                     2004        2003
                                                 ----        ----
        Interest income                        $    37     $    49
        Gain on disposition of assets                -          53
        Foreign currency exchange gains              -          11
                                                 -----       -----
                                               $    37     $   113
                                                 =====       =====

                                           For the Nine Months Ended
                                                   September 30,
        Amounts in thousands                     2004        2003
                                                 ----        ----
        Interest income                        $   128     $   164
        Gain on disposition of assets                -          59
        Gain on sale of real estate option
        and other assets (1)                        35          19
        Foreign currency exchange gains              -           -
                                                 -----       -----
                                               $   163     $   242
                                                 =====       =====

          (1) In January 2004, the Company sold a purchase option agreement for a property located in Cripple Creek across Bennett Ave. from Womacks that it had held since 1999, which would have expired on March 31, 2004, to an unrelated party for a sum of $0.2 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004.

14.       PROMOTIONAL ALLOWANCES

          Promotional   allowances  presented  in  the  condensed   consolidated
     statements of earnings for the period ended September 30, 2004 and September 30, 2003 include the following:

                                         For the Three Months Ended
                                                September 30,

     Amounts in thousands                    2004            2003
                                             ----            ----
     Food & Beverage and Hotel Comps  $          402   $         379
     Free Plays or Coupons                       463             537
     Player Points                               340             369
                                          -----------    -----------
     Total Promotional Allowances     $        1,205   $       1,285
                                          ===========    ===========

                                         For the Nine Months Ended
                                                September 30,

     Amounts in thousands                    2004           2003
                                             ----           ----
     Food & Beverage and Hotel Comps  $        1,127   $       1,013
     Free Plays or Coupons                     1,208           1,356
     Player Points                               981           1,060
                                          -----------    -----------
     Total Promotional Allowances     $        3,316   $       3,429
                                          ===========    ===========

          We issue free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time ranging up to 7 days. The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

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

Results of Operations

Three Months Ended September 30, 2004 vs. 2003
----------------------------------------------

     The Company is managed in four segments; Colorado, South Africa, Cruise Ships and Corporate and Other operations.

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

     Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which the Company has secured long-term service contracts.

Consolidated Results of Operations

     The Company reported net operating revenue of $9.7 million and $8.3 million for the three months ended September 30, 2004 and 2003, respectively. Casino revenue for the three months ended September 30, 2004 and 2003, was $9.3 million compared to $8.5 million, respectively. Casino expense was $3.7 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively. General and administrative expense was $2.3 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003. Depreciation expense was $0.73 million and $0.68 million for the three months ended September 30, 2004 and 2003, respectively.

     Total Company earnings from operations were $2.1 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively.

     Income tax expense for the three months ended September 30, 2004 and 2003 was $0.50 million, and $0.46 million, respectively.

     The Company's net earnings for the three months ended September 30, 2004 and 2003 were $1.23 million, or $0.09 per share, and $0.91 million, or $0.07 per share, respectively.

     A discussion by business segment follows below.

Colorado

     The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado. Womacks' results of operations for the three months ended September 30, 2004 and 2003 were as follows:

                                  For the three months   Increase   % Change
                                   ended September 30,  (Decrease)

Dollar amounts in thousands          2004       2003
                                     ----       ----
Operating Revenue
    Casino                       $    5,557  $    5,694   $ (137)     -2.4%
    Hotel, food and beverage            498         375       123     32.8%
    Other (including promotional
    allowances)                     (1,011)     (1,035)        24      2.3%
                                   ---------   ---------
Net operating revenue                 5,044       5,034        10      0.2%
                                   ---------   ---------
Costs and Expenses
    Casino                            1,912       1,829        83      4.5%
    Hotel, food and beverage            223         119       104     87.4%
    General and administrative          933       1,022      (89)     -8.7%
    Depreciation                        382         334        48     14.4%
                                   ---------   ---------
                                      3,450       3,304       146      4.4%
                                   ---------   ---------
Earnings from operations              1,594       1,730     (136)     -7.9%
Interest (expense), net                  29          23         6     26.1%
Other income, net                         2          58      (56)    -96.6%
                                   ---------   ---------
Earnings before income taxes          1,625       1,811     (186)    -10.3%
Income tax expense                      618         688      (70)    -10.2%
                                   ---------   ---------
Net Earnings                      $   1,007  $    1,123   $ (116)    -10.3%
                                   =========   =========

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

     Operating results for Womacks were impacted by the casino results detailed below.

     Market Data

      For the three months ended September 30,            2004          2003
                                                          ----          ----
      Market share of the Cripple Creek market              13.2%          14.3%
      Average number of slot machines                         648            610
      Market share of Cripple Creek gaming devices          13.5%          14.5%
      Average slot machine win per day                 91 dollars     99 dollars
      Cripple Creek average slot machine win per day   91 dollars    101 dollars

     In June 2004 an additional casino opened in Cripple Creek, bringing the total number of casino licenses to 19 compared to 17 at the same time last year and reduced Womacks' market share of gaming devices by 6.9%. In recent months, the Company has spent approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service. The ongoing efforts have helped reduce the potential impact, limiting the decrease in gaming revenue to 2.4% or
4.5 points less than the reduction in market share of gaming devices.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a good cost benefit relationship.

     During the three months ended September 30, 2004, Womacks leased approximately an average of 37 slot machines under participation agreements from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $132 thousand and $102 thousand for the three months ended September 30, 2004 and 2003, respectively.

     Management continues to focus on marketing the casino through its Gold Club in which patrons can earn rewards, that can be redeemed for discounted or free meals, rooms, cash and other prizes, as well as through increased TV and radio advertising. Management continues to refine the Womacks product by upgrading both the interior of the facilities, and modifying the slot machine mix.

    Hotel, Food and Beverage

          Hotel revenue, included in hotel, food and beverage revenue, increased by 16.8%, as a result of an increase in the hotel occupancy rate to 94.4% in 2004 from 83.6% in 2003, respectively. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

          In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino. In the three months ended September 30, 2004, food and beverage revenue increased 55.5% when compared to the same period in 2003. The cost of food and beverage promotional allowances, which are included in casino costs, decreased to $0.29 million in the three months ended September 30, 2004 from $0.33 million in the three months ended September 30, 2003. Overall cost of operating the "Cut Above Buffet" accounts for the significantly higher percentage increase in the combined cost of hotel, food and beverage when compared to the percentage increase in the corresponding revenue. The "Cut Above Buffet" offers a premium menu, incurring a higher cost of sales, and has fulfilled the intention of attracting new customers to Womacks Gold Club.

    Other

          The $48 thousand increase in depreciation expense when comparing the third quarter of 2004 to the third quarter of 2003 results from an increase of approximately $0.12 million in depreciation on new additions during the trailing twelve months less the reduction in depreciation on assets that are fully depreciated. The Company allocated $0.30 million in interest expense to the Corporate & Other segment during the three months ended September 30, 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company's acquisitions and the repurchase of the Company's common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net negative of $29 thousand in interest expense and debt issuance cost. During the same period in 2003, Womacks reported negative interest expense and debt issuance cost, of $23 thousand, net of $0.39 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 6.82% from 9.29% and a reduction in the average outstanding balance under the RCF to $11.75 million during the three months ended
     September 30, 2004 from $12.66 million during the three months ended September 30, 2003.

          The Colorado segment recognized income tax expense of $0.62 million in the three months ended September 30, 2004 compared to $0.69 million in the three months ended September 30, 2003, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

     Improvement in the Rand versus the dollar when comparing the third quarter of 2004 to the third quarter of 2003 has had a positive impact on the reported revenues and a negative impact on expenses.

     Operating results in U.S. dollars for the three months ended September 30, 2004 and 2003 were as follows: (See next page for results in Rand)

CALEDON
                              For the three months ended   Increase    % Change
                                        September 30,     (Decrease)

Dollar amounts in thousands          2004        2003
                                     ----        ----
Operating Revenue
     Casino                       $   3,148  $    2,256   $    892       39.5%
     Hotel, food and beverage           760         557        203       36.4%
     Other (including
     promotional allowances)           (49)       (166)        117      -70.5%
                                    --------    --------
Net operating revenue                 3,859       2,647      1,212       45.8%
                                    --------    --------
Costs and Expenses
     Casino                           1,282         937        345       36.8%
     Hotel, food and beverage           620         573         47        8.2%
     General and administrative         524         368        156       42.4%
     Depreciation                       318         275         43       15.6%
                                    --------    --------
                                      2,744       2,153        591       27.5%
                                    --------    --------
Earnings from operations              1,115         494        621      125.7%
Interest expense                      (188)       (228)         40      -17.5%
Other income, net                        24          36       (12)     -33.33%
                                    --------    --------
Earnings before Income Taxes            951         302        649      214.9%
   Provision for income taxes           308         106        202      190.6%
                                    --------    --------
Net Earnings                      $     643  $      196   $    447      228.1%
                                    ========    ========

CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative    $       6   $      85   $   (79)      -92.9%
                                    --------    --------
(Income) Loss from operations           (6)        (85)         79      -92.9%
Interest Expense, net                 (261)           -      (261)           -
Other income, net                         9           8          1       12.5%
                                    --------    --------
Earnings before Income Taxes          (258)        (77)      (181)      235.1%
   Provision for income taxes          (76)        (21)       (55)      261.9%
                                    --------    --------
Net Loss                          $   (182)   $    (56)   $  (126)      225.0%
                                    ========    ========

SOUTH AFRICA NET EARNINGS         $     461   $     140   $    321      229.3%
                                    ========    ========

Average exchange rate (Rand/USD)       6.42        7.28


Operating results in Rand for the three months ended September 30, 2004 and 2003 are as follows:

CALEDON
                                For the three months     Increase    % Change
                                 ended September 30,    (Decrease)

Rand amounts in thousands          2004          2003
                                   ----          ----
Operating Revenue
  Casino                     R     20,205  R    16,501  R    3,704      22.4%
  Hotel, food and beverage          4,871        4,077         794      19.5%
  Other (including promotional
  allowances)                       (301)      (1,222)         921     -75.4%
                                 ----------   ----------
Net operating revenue              24,775       19,356       5,419      28.0%
                                 ----------   ----------

Costs and Expenses
  Casino                            8,225        6,860       1,365      19.9%
  Hotel, food and beverage          3,971        4,188       (217)      -5.2%
  General and administrative        3,369        2,692         677      25.1%
  Depreciation                      2,038        2,011          27       1.3%
                                 ----------   ----------
                                   17,603       15,751       1,852      11.8%
                                 ----------   ----------
Earnings from operations            7,172        3,605       3,567      98.9%
Interest expense                  (1,218)      (1,666)         448     -26.9%
Other income, net                     156          270       (114)     -42.2%
                                 ----------   ----------
Earnings before income taxes        6,110        2,209       3,901     176.6%
  Provision for income taxes        1,977          779       1,198     153.8%
                                 ----------   ----------
Net Earnings                  R     4,133  R     1,430  R    2,703     189.0%
                                 ==========   ==========

CENTURY CASINOS AFRICA
Costs and Expenses
  General and administrative  R       45   R       610  R    (565)     -92.6%
                                 ----------   ----------
Loss from operations                 (45)        (610)         565     -92.6%
Interest Expense, net             (1,680)            -     (1,680)          -
Other income, net                      64           53          11      20.8%
                                 ----------   ----------
Earnings before income taxes      (1,661)        (557)     (1,104)     198.2%
  Income tax expense                (498)        (163)       (335)     205.5%
                                 ----------   ----------
Net Loss                      R   (1,163)  R     (394)  R    (769)     195.2%
                                 ==========   ==========

SOUTH AFRICA NET EARNINGS     R     2,970  R     1,036  R    1,934     186.7%
                                 ==========   ==========



Casino Market Data (in Rand)

     For the three months ended September 30,          2004             2003
                                                       ----             ----
     Market share of the Western Cape market             6.00%            6.02%
     Market share of Western Cape gaming devices         11.4%            10.9%
     Average number of slot machines                       290              275
     Average slot machine win per day                 690 Rand         598 Rand
     Average number of tables                                9                8
     Average table win per day                      2,158 Rand       1,502 Rand

     The Geographical differences which separate the casinos in the Western Cape and the gaming board's license management, impacts the results reported above.

     The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     The 22.4% increase in the casino revenue is attributable to the successful marketing efforts that include the introduction of cash couponing, an expanded smoking section and improved employee and management training. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and an equestrian center.

     The 0.92 million Rand change in other revenue (including promotional allowances) is attributable to the introduction of cash couponing in the second quarter of 2003 and to the expanded use of player points to attract customers.

Hotel, Food and Beverage

     Conferences and other functions held at the resort play a significant role in the operation of the hotel. Management is attempting to gain additional exposure in this area through marketing efforts. A number of repairs in the hotel infrastructure, including electrical and plumbing, were undertaken in 2003 in order to increase the quality of the facility. Management has taken measures to offset the inflationary pressures in South Africa which have driven up base costs such as labor, supplies and utilities.

     Hotel revenue increased 17.0% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The average hotel occupancy rate in the three months ended September 30, 2004 was 49.0% compared to 56.6% in the three months ended September 30, 2003. During this same period the average room rate increased to R417 from R319, completely offsetting the decrease in the occupancy rate. Conference sales increased 17.0%, while leisure sales decreased by 27.0%.

     In June 2004, CCAL added a fourth restaurant to the already varied selection. The most recent restaurant offers patrons an Italian cuisine. Food and beverage revenue increased 23.0% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily as a result of the additional food and beverage facility, plus changes in operating hours and a general price increase.

Other

     The decrease in general and administrative expense at CCA is primarily related to the reduction in management services paid for and provided to CCAL.

     Interest expense for CCAL, including debt issuance cost, decreased 26.9% as the principal balance of the term loans and capitalized leases are repaid. The weighted-average interest rate on the borrowings under the ABSA loan agreement was 16.9% in the three months ended September 30, 2004 and 2003. Interest expense, net for CCA is comprised exclusively of interest on debt between CCA and CRL. The interest expense is eliminated against the interest income included in the Corporate and Other segment; consequently, there is no effect on the consolidated net income.

Cruise Ships

     Cruise ships' operating results for the three months ended September 30, 2004 and 2003 were as follows:

                                   For the three months    Increase    % Change
                                    ended September 30,   (Decrease)

 Dollar amounts in thousands            2004    2003
                                        ----    ----
 Operating Revenue
    Casino                        $     644    $    575   $    69        12.0%
    Other (including promotional
    allowances)                          44          22        22       100.0%
                                   ---------    -------
 Net operating revenue                  688         597        91        15.2%
                                   ---------    -------

 Costs and Expenses
    Casino                             461          365        96        26.3%
    General and administrative           -           -
    Depreciation                        25           24         1         4.2%
                                   ---------   -------
                                       486          389        97        24.9%
                                   ---------   -------
 Earnings from operations              202          208       (6)        -2.9%
 Other income, net                       -           10      (10)      -100.0%
                                   ---------   -------
 Earnings before income taxes          202          218      (16)        -7.3%
 Income tax expense                      6           82      (76)       -92.7%
                                   ---------    -------
 Net Earnings                    $     196     $    136   $    60        44.1%
                                   =========   ========

     In the three months ended September 30, 2004, the Company operated casinos on a total of eight ships: four on Silversea Cruises, one on the World of ResidenSea and three on Oceania Cruises, compared to a total of seven ships during the same period in 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises equipped with 42 slot machines and three gaming tables.

     We experience severe fluctuations in the revenue generated on each cruise depending on the number and quality of the players and passengers. This is a condition that we do not control. In August 2004 the Silver Wind suffered a $50 thousand loss to a single player, almost 8% of the total ship casino revenue for the period, contributing significantly to the decrease in earnings from operations for the three months ended September 30, 2004.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $0.25 million and $0.20 million of the total casino expenses incurred in the three months ended September 30, 2004 and 2003, respectively. The cost of travel expenses to rotate personnel to and from the ships accounted for an increase of $18 thousand in expenses when comparing 2004 to 2003.

     The decrease in income tax expense is attributable to the assignment of the concession agreements from CCI to CRI as of October 1, 2003. The income assigned to CCI was taxed at a U.S. effective rate of approximately 38%. The income assigned to CRI, the Company's wholly owned subsidiary in Mauritius, is taxed at the statutory rate of 15%, less current tax credits of 12%, resulting in a net rate of 3%. This tax status was effective upon incorporation, September 25, 2003.

Corporate & Other
                                      For the three months   Increase  % Change
                                       ended September 30,  (Decrease)

    Dollar amounts in thousands      2004          2003
                                     ----          ----
    Operating Revenue
        Other                     $       78  $        -    $      78    100.0%
                                     --------    --------
    Net Operating Revenue                 78           -           78    100.0%

    Costs and Expenses
        Casino                             -           -            -         -
        General and administrative       829         529          300     56.7%
        Depreciation                       7          42         (35)    -83.3%
                                     --------    --------
                                         836         571          265     46.4%
                                     --------    --------
    Loss from unconsolidated
    subsidiary                          (45)           -           45    100.0%
                                     --------    --------
    Loss from operations               (803)       (571)        (232)     40.6%
    Interest expense                   (313)       (392)           79     20.2%
    Other income, net                    346          86          260    302.3%
    Non-operating items from
    unconsolidated subsidiary              6           -            6    100.0%
                                     --------    --------
    Loss before income taxes
    and minority interest              (764)       (877)        (113)    -12.9%
    Income tax benefit                 (358)       (392)           34     -8.7%
    Minority interest                   (25)           -         (25)         -
                                     --------    --------
    Net Loss                      $    (431)  $    (485)    $      54    -11.1%
                                     ========    ========

     Revenue in the corporate and other segment for the three months ended September 30, 2004 is comprised exclusively of fees paid by Casino Millennium under the technical services agreement.

     Included in the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the Company's acquisitions and the repurchase of the Company's common stock, and related tax effects. Included on Other income, net for the three months ended September 30, 2004 is $0.26 million in interest income on debt between CRL and CCA. The interest income is eliminated against the interest expense included in the South African segment; consequently, there is no effect on the consolidated net income. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation. Additionally, general and administrative expenses increased quarter over quarter largely due to an increase in the current year estimate for corporate bonuses based on management's current estimate of annual results.

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

     Minority interest is comprised of $24 thousand for the 3.5% minority interest in the earnings of CRL. Income from unconsolidated subsidiary is comprised of the Company's 50% interest in CM earnings.

Results of Operations

Nine Months Ended September 30, 2004 vs. 2003
---------------------------------------------

Consolidated Results of Operations

     The Company reported net operating revenue of $26.6 million and $23.2 million for the nine months ended September 30, 2004 and 2003, respectively. Casino revenue for the nine months ended September 30, 2004 and 2003, was $26.2 million compared to $23.7 million, respectively. Casino expense was $10.1 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. General and administrative expense was $6.5 million for the nine months ended September 30, 2004 compared to $5.7 million for the nine months ended September 30, 2003. Depreciation expense was $2.1 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively.

     Total Company earnings from operations were $5.7 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively.

     Tax expense for the nine months ended September 30, 2004 and 2003 was $1.3 million, and $1.4 million, respectively.

     The Company's net earnings for the nine months ended September 30, 2004 and 2003 were $3.3 million, or $0.24 per share, and $2.4 million, or $0.18 per share, respectively.

     A discussion by business segment follows below.

Colorado

     The operating results of the Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado. Womacks' results of operations for the nine months ended September 30, 2004 and 2003 were as follows:

                                    For the nine months      Increase   % Change
                                     ended September 30,    (Decrease)
Dollar amounts in thousands          2004         2003
                                     ----         ----
Operating Revenue
    Casino                        $   15,503  $    16,151    $  (648)    -4.0%
    Hotel, food and beverage           1,202          954         248    26.0%
    Other (including promotional
    allowances)                      (2,714)      (2,859)         145     5.1%
                                     --------    ---------
Net operating revenue                 13,991       14,246       (255)    -1.8%
                                     --------    ---------
Costs and Expenses
    Casino                             5,190        5,042         148     2.9%
    Hotel, food and beverage             454          264         190    72.0%
    General and administrative         2,719        2,824       (105)    -3.7%
    Depreciation                       1,055        1,033          22     2.1%
                                     --------    ---------
                                       9,418        9,163         255    -2.8%
                                     --------    ---------
Earnings from operations               4,573        5,083       (510)   -10.0%
Interest (expense), net                   84         (13)          97  -746.2%
Other income, net                         43           65        (22)   -33.8%
                                     --------    ---------
Earnings before income taxes           4,700        5,135       (435)    -8.5%
Income tax expense                     1,786        1,951       (165)    -8.5%
                                     --------    ---------
Net Earnings                      $    2,914  $     3,184    $  (270)    -8.5%
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

     Operating results for Womacks were impacted by the casino results detailed below.

     Market Data

       For the nine months ended September 30,             2004          2003
                                                           ----          ----
       Market share of the Cripple Creek market              13.7%         14.9%
       Average number of slot machines                         641           625
       Market share of Cripple Creek gaming devices          14.2%         14.8%
       Average slot machine win per day                 86 dollars    93 dollars
       Cripple Creek average slot machine win per day   88 dollars    92 dollars

     Womacks' market share is 1.2 percentage points lower than a year ago. In June 2004 an additional casino opened in Cripple Creek, bringing the total number of casino licenses to 19 compared to 17 at the same time last year and reduced Womacks' market share of gaming devices by 4%. The Company has spent approximately $3 million in 2004 to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service. During the first nine months of 2004, Womacks replaced approximately 149 slot machines and added 20 slot machines to the floor.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a good cost benefit relationship.

     During the nine months ended September 30, 2004, Womacks leased approximately an average of 39 slot machines from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $0.32 million and $0.32 million for the nine months ended September 30, 2004 and 2003, respectively.

     Management continues to focus on marketing the casino through its Gold Club in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, cash and other prizes, as well as through increased TV and radio advertising. Management continues to refine the product by upgrading both the interior of the facilities, and modifying the slot machine mix.

Hotel, Food and Beverage

     Hotel revenue, included in hotel, food and beverage revenue, increased by 16.7%, as a result of an increase in the hotel occupancy rate to 98.5% in 2004 from 85.7% in 2003, respectively. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

     In May 2004, Womacks added an additional restaurant, the "Cut Above Buffet", on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino. In the nine months ended September 30, 2004 food and beverage revenue increased 36.0% when compared to the same period in 2003. In the first quarter of 2003, the Gold Mine restaurant was closed and Bob's Grill was expanded in order to provide better service on the gaming floor and improve accessibility. The cost of food and beverage promotional allowances, which are included in casino costs, decreased to $0.84 million in the first nine months of 2004 from $.95 million in the first nine months of 2003. Overall cost of operating the "Cut Above Buffet" accounts for the significantly higher percentage increase in the combined cost of hotel food and beverage when compared to the percentage increase in the corresponding revenue. The "Cut Above Buffet" offers a premium menu, incurring a higher cost of sales, and has fulfilled the intention of attracting new customers to Womacks Gold Club.

    Other

     The Company allocated $0.91 million in interest expense to the Corporate & Other segment during the first nine months of 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company's acquisitions and the repurchase of the Company's common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company's acquisitions or the repurchase of the Company's common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net negative $84 thousand in interest expense and debt issuance cost. During the same period in 2003, Womacks reported interest expense and debt issuance cost, of $13 thousand, net of $1.1 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 6.35% from 8.57% and a reduction in the average outstanding balance under the RCF to $11.5 million in the first nine months of 2004 from $13.2 million in the first nine months of 2003.

     In January 2004, the Company sold a purchase option agreement that it had held since 1999, which would have expired on September 30, 2004, to an unrelated party for a sum of $0.20 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in Other income, net.

     The Colorado segment recognized income tax expense of $1.79 million in the first nine months of 2004 versus $1.95 million in the first nine months of 2003, principally the result of a decrease in earnings before income taxes.

South Africa

     The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

     Improvement in the Rand versus the dollar when comparing the first nine months of 2004 to the first nine months of 2003 has had a positive impact on the reported revenues and a negative impact on expenses.

     Operating results in U.S. dollars for the nine months ended September 30, 2004 and 2003 were as follows: (See next page for results in Rand)

CALEDON
                                    For the nine months      Increase   % Change
                                    ended September 30,     (Decrease)

Dollar amounts in thousands          2004          2003
                                     ----          ----
Operating Revenue
    Casino                       $     8,872   $    6,275    $  2,597     41.4%
    Hotel, food and beverage           1,995        1,616         379     23.5%
    Other (including promotional
    allowances)                        (285)        (218)        (67)     30.7%
                                     ---------    ---------
Net operating revenue                 10,582        7,673       2,909     37.9%
                                     ---------    ---------
Costs and Expenses
    Casino                             3,617        2,609       1,008     38.6%
    Hotel, food and beverage           1,791        1,578         213     13.5%
    General and administrative         1,491        1,077         414     38.4%
    Depreciation                         972          771         201     26.1%
                                     ---------    ---------
                                       7,871        6,035       1,836     30.4%
                                     ---------    ---------
Earnings from operations               2,711        1,638       1,073     65.5%
Interest expense                       (605)        (695)          90     12.9%
Other income, net                         96          127        (31)    -24.4%
                                     ---------    ---------
Earnings before Income Taxes           2,202        1,070       1,132    105.8%
   Provision for income taxes            635          387         248     64.1%
                                     ---------    ---------
Net Earnings                     $     1,567   $      683    $    884    129.4%
                                     =========    =========

CENTURY CASINOS AFRICA
Costs and Expenses
   General and administrative    $        58   $      271    $  (213)    -78.6%
                                     ---------     --------
(Income) Loss from operations           (58)        (271)         213    -78.6%
Interest Expense, net                  (261)            -       (261)         -
Other income, net                         18           24         (6)    -25.0%
                                     ---------     --------
Earnings before Income Taxes           (301)        (247)        (54)     21.9%
   Provision for income taxes           (88)         (68)        (20)     29.4%
                                     ---------     --------
Net Loss                         $     (213)   $    (179)    $   (34)     19.0%
                                     =========     ========
MINORITY INTEREST EXPENSE        $        -    $      (8)    $    (8)  -100.00%
                                      --------     --------
SOUTH AFRICA NET EARNINGS        $     1,354   $      496    $    858    172.9%
                                     =========     ========

Average exchange rate (Rand/USD)        6.56         7.71


Operating results in Rand for the nine months ended September 30, 2004 and 2003 are as follows:

CALEDON
                                      For the nine months     Increase  % Change
                                      ended September 30,    (Decrease)

Rand amounts in thousands            2004           2003
                                     ----           ----
Operating Revenue
     Casino                       R   58,203    R   48,400    R   9,803    20.3%
     Hotel, food and beverage         13,076        12,485          591     4.7%
     Other (including promotional
     allowances)                     (1,834)       (1,614)        (220)    13.6%
                                     --------      --------
Net operating revenue                 69,445        59,271       10,174    17.2%
                                     --------      --------
Costs and Expenses
     Casino                           23,713        20,145        3,568    17.7%
     Hotel, food and beverage         11,753        12,191        (438)    -3.6%
     General and administrative        9,812         8,322        1,490    17.9%
     Depreciation                      6,384         5,950          434     7.3%
                                     --------      --------
                                      51,662        46,608        5,054    10.8%
                                     --------      --------
Earnings from operations              17,783        12,663        5,120    40.4%
Interest expense                     (3,984)       (5,385)        1,401   -26.0%
Other income, net                        633           991        (358)   -36.1%
                                     --------      --------
Earnings before Income Taxes          14,432         8,269        6,163    74.5%
Income tax expense                     4,168         2,997        1,171    39.1%
                                     --------      --------
Net Earnings                      R   10,264    R    5,272    R   4,992    94.7%
                                     ========      ========

CENTURY CASINOS AFRICA
Costs and Expenses
    General and administrative    R      404    R    2,083    R (1,679)   -80.6%
                                     --------      --------
Loss from operations                   (404)       (2,083)        1,679   -80.6%
Interest Expense, net                (1,680)             -      (1,680)        -
Other income, net                        122           185         (63)   -34.1%
                                     --------      --------
Earnings before Income Taxes         (1,962)       (1,898)         (64)     3.4%
   Provision for income taxes          (575)         (549)         (26)     4.7%
                                     --------      --------
Net Loss                          R  (1,387)    R  (1,349)    R    (38)    -2.8%
                                     ========      ========

MINORITY INTEREST EXPENSE         R        -    R     (71)    R    (71)        -
                                     --------      --------
SOUTH AFRICA NET EARNINGS         R    8,877    R    3,852    R   5,025   130.5%
                                     ========      ========


Casino Market Data (in Rand)

     For the nine months ended September 30,          2004          2003
                                                      ----          ----
     Market share of the Western Cape market            5.9%          6.0%
     Market share of Western Cape gaming devices       11.2%         10.9%
     Average number of slot machines                     285           275
     Average slot machine win per day               680 Rand      589 Rand
     Average number of tables                              9             8
     Average table win per day                     2083 Rand    1,716 Rand

     The Geographical differences which separate the casinos in the Western Cape and the gaming board's license management, impacts the results reported above.

     The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

     The 20.3% increase in the casino revenue is attributable to the successful marketing efforts that include introduction of cash couponing, an expanded smoking section and improved employee and management training. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and an equestrian center.

     The 0.2 million Rand change in other revenue (including promotional allowances) is attributable to the introduction of cash couponing in the second quarter of 2003 and to the expanded use of player points to attract customers.

Hotel, Food and Beverage

     Conferences and other functions held at the resort play a significant role in the operation of the hotel. Management is attempting to gain additional exposure in this area through marketing efforts. A number of repairs in the hotel infrastructure, including electrical and plumbing, were undertaken in 2003 in order to increase the quality of the facility. Management has taken measures to offset the inflationary pressures in South Africa which have driven up base costs such as labor, supplies and utilities.

     Hotel revenue decreased 2.0% in the first nine months of 2004 compared to the first nine months of 2003. The average hotel occupancy rate in the first nine months of 2004 was 49.4% compared to 56.5% in the first nine months of 2003. Conference sales decreased 18.0%, while leisure sales improved 14.0%.

     In June 2004, CCAL added a fourth restaurant to the already varied selection. The most recent restaurant offers patrons an Italian cuisine. Food and beverage revenue increased 10.0% in the first nine months of 2004 compared to the first nine months of 2003, as a result of the additional food and beverage facility, plus changes to operating hours and a general price increase.


Other

     The decrease in general and administrative expense at CCA is primarily related to the reduction in management services paid for and provided to CCAL.

     Interest expense for CCAL, including debt issuance cost, decreased 26.0% as the principal balance of the term loans and capitalized leases are repaid. The weighted-average interest rate on the borrowings under the ABSA loan agreement was 16.9% in the first nine months of 2004 and 2003. Income tax expense for the current year has been reduced by 0.73 million Rand as a result of an adjustment to the prior years' tax liability. Interest expense, net for CCA is comprised exclusively of interest on debt between CCA and CRL. The interest expense is eliminated against the interest income included in the Corporate and Other segment; consequently, there is no effect on the consolidated net income.


Cruise Ships

     Cruise ships' operating results for the nine months ended September 30, 2004 and 2003 were as follows:

                                         For the nine months  Increase  % Change
                                         ended September 30,  (Decrease)

    Dollar amounts in thousands            2004      2003
                                           ----      ----
    Operating Revenue
         Casino                        $   1,848  $   1,244   $  604     48.6%
         Other (including promotional
         allowances)                         111         41       70    170.7%
                                          -------    -------
    Net operating revenue                  1,959      1,285      674     52.5%
                                          -------    -------

    Costs and Expenses
         Casino                            1,325        846      479     56.6%
         General and administrative            -          3      (3)
         Depreciation                         67         56       11     19.6%
                                          -------    -------
                                           1,392        905      487     53.8%
                                          -------    -------
    Earnings from operations                 567        380      187     49.2%
    Other income, net                          -         15     (15)   -100.0%
                                          -------    -------
    Earnings before income taxes             567        395      172     43.5%
    Income tax expense                        17        150    (133)    -88.7%
                                          -------    -------
    Net Earnings                       $     550  $     245   $  305    124.5%
                                          =======    =======

     In the first nine months of 2004, the Company operated casinos on a total of eight ships: four on Silversea Cruises, one on the World of ResidenSea and three on Oceania Cruises, compared to a total of seven ships during the same period in 2003. Two ships, the Silver Cloud and the Insignia, resumed operations late in the first quarter of 2004. The Silver Cloud, a cruise ship operated by Silversea Cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. The casino is equipped with 42 slot machines and three gaming tables.

     We experience severe fluctuations in the revenue generated on each cruise depending on the number and quality of the players and passengers. This is a condition that we do not control. In

August 2004 the Silver Wind suffered a $50 thousand loss to a single player, almost 3% of the total ship casino revenue for the period, significantly reducing the earnings from operations for the nine months ended September 30, 2004.

     Concession fees paid to the ship operators in accordance with the agreements accounted for $0.73 million and $0.41 million of the total casino expenses incurred in the first nine months ended September 30, 2004 and 2003, respectively. The cost of travel expenses to rotate personnel to and from the ships accounted for an increase of $23 thousand in expenses when comparing the first nine months of 2004 to 2003. Ship personnel are rotated on and off the ships and the end of their contracts or as needed. In the first nine months of 2004 there were two ships out of service for a period of two months each compared to three ships that were out of service for periods ranging from three to five months in 2003, accounting for the majority if the increase in casino expenses in the ship segment.

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



       Corporate & Other
                                      For the nine months     Increase  % Change
                                       ended September 30,   (Decrease)

    Dollar amounts in thousands        2004         2003
                                       ----         ----
    Operating Revenue
        Other                      $       115  $         8   $    107   1337.5%
                                      ---------    ---------
    Net Operating Revenue                  115            8        107   1337.5%

    Costs and Expenses
        Casino                               -            -          -         -
        General and administrative       2,226        1,571        655     41.7%
        Depreciation                        20          126      (106)    -84.1%
                                      ---------    ---------
                                         2,246        1,697        549     32.4%
                                      ---------    ---------
    Income from unconsolidated
    subsidiary                               6            -          6    100.0%
                                      ---------    ---------
    Loss from operations               (2,125)      (1,689)      (436)     25.8%
    Interest expense                     (935)      (1,112)      (177)    -15.9%
    Other income, net                      522          267        255     95.5%
    Non-operating items from
    unconsolidated subsidiary              (2)            -        (2)    100.0%
                                      ---------    ---------
    Loss before income taxes
    and minority interest              (2,540)      (2,534)        (6)     -0.2%
    Income tax benefit                 (1,062)      (1,029)       (33)     -3.2%
    Minority interest                     (56)            -       (56)    100.0%
                                      ---------    ---------
    Net Loss                       $   (1,534)  $   (1,505)   $   (29)     -1.9%
                                      =========    =========

     Revenue in the corporate and other segment for the nine months ended September 30, 2004 and 2003 is comprised exclusively of fees paid by Casino Millennium under the technical services agreement.

     Included in the above results are corporate bonuses that were previously charged to Womacks, but which are attributable to the consolidated results of operations, the interest on debt incurred to fund the Company's acquisitions and the repurchase of the Company's common stock, and related tax effects. Included on Other income, net for the nine months ended September 30, 2004 is $0.26 million in interest income on debt between CRL and CCA. The interest income is eliminated against the interest expense included in the South African segment; consequently, there is no effect on the consolidated net income. Reclassifications have been made to the Colorado and Corporate & Other segments of the 2003 financial information in order to conform to the 2004 presentation. Additionally, general and administrative expenses increased year to date 2004 over year to date 2003 largely due to an increase in the current year estimate for corporate bonuses based on management's current estimate of annual results.

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

     Minority interest is comprised of $56 thousand for the 3.5% minority interest in the earnings of CRL. Income from unconsolidated subsidiary is comprised of the Company's 50% interest in CM earnings.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $5.0 million plus restricted cash of $0.62 million at September 30, 2004, and the Company had deficit working capital of $1.37 million. Additional liquidity may be provided by the Company's revolving credit facility ("RCF") with Wells Fargo Bank, under which the Company had a total commitment of $26 million ($20.95 million net of the quarterly reduction) and unused borrowing capacity of approximately $9.72 million at September 30, 2004. The maturity date of the borrowing commitment is August 2007. Subsequent to September 30, 2004 an amendment to the RCF changed aggregate commitment reduction schedule under the RCF. Effective with the amendment, there will be no quarterly reduction until July 1, 2005. The available balance will be reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.72 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. The change in the scheduled reduction provides the Company with approximately $3.3 million additional availability over the next one and three quarter years. The Company has the flexibility to use the funds for various business projects and investments.

     For the nine months ended September 30, 2004, cash provided by operating activities was $5.8 million compared with $3.9 million in the prior-year period. Please refer to the condensed consolidated statements of cash flows and management's discussion of the results of operation by segment.

     Cash used in investing activities of $3.5 million for the first nine months of 2004 include $0.4 million towards the upgrade of the slot accounting system, $1.9 million towards new slot games, $48 thousand for new slot stools and $24 thousand for restaurant equipment at Womacks, $0.9 million in improvements to the property in Caledon, South Africa, $0.17 million in expenditures to outfit the cruise ships and $0.3 million in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets. Cash used in investing activities of $2.7 million for the first nine months of 2003 consisted of: $0.7 million towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing additional gaming space; $0.5 million for additional improvements to the property in Caledon, South Africa, including $61 thousand additional capitalized building costs related to the original construction; $1.3 million towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $1.0 million of which was applied against the minority shareholder liability and $0.3 million of which increased the carrying value of the land in Caledon; $0.2 million principally for outfitting one of the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $0.3 million due to expenditures for other long-lived assets, net of $0.3 million in proceeds from the disposition of assets; and a decrease of $49 thousand in restricted cash.

     Cash used in financing activities of $2.1 million for the first nine months of 2004 consisted of net repayments of $0.5 million under the RCF with Wells Fargo, net repayments of $1.1 million under the loan agreement with ABSA, repayment of a $0.4 million from a founding shareholder, and other net repayments of $0.2 million, less net borrowing of $90 thousand from a former director and $2 thousand in proceeds from the exercise of stock options. Cash used in financing activities of $2.2 million for the first nine months of 2003 consisted of net borrowings of $0.4 million under the RCF with Wells Fargo plus $8 thousand in proceeds from the exercise of stock options, less net repayments of $0.9 million under the loan agreement with ABSA, $1.3 million to acquire a loan to CCAL held by an unaffiliated minority shareholder; $1.0 million towards the repurchase of Company's stock on the open market at cost; $0.3 million towards the purchase of 132,184 shares of common stock from a former director, at a per share price of $2.26; and other net repayments of $0.4 million.

     In January 2000, CCI entered into an agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar at a price equal to 85% of their fair market value at the time of exercise. The agreement has subsequently been amended two times, most recently in October 2004 eliminating the put option held by Novomatic AG transferring the rights under the agreement from CCI to CRL and amending the call option under which CRL can require can require Novomatic AG to sell seven eighths of its shares in Silverstar to CRL. CRL can exercise the option for $1 million even if the Silverstar casino is not operational at the time of the exercise. The price of the option cannot be determined for the remaining situations at this time. If the transaction were to be completed, CRL would acquire a 7% interest in Silverstar from Novomatic AG.

     CRA has submitted an application to the Alberta Gaming and Liquor Commission ("AGLC") for an additional casino facility license in the greater Edmonton area. The first phase of the proposed project, The Celebrations Casino and Hotel, is planned to include a casino, food and beverage amenities, a dinner theater, a 300 space underground parking garage and a 40-room hotel. CRA is owned by CRI (previously named CRL), a wholly owned subsidiary of the Company and by 746306 Alberta Ltd, the owners of the 7.25 acre property and existing hotel which will be developed into the Celebrations project, if a license is awarded and all other approvals and funding are obtained. The Celebrations Casino and Hotel Project proposed by CRA is valued at 22 million Canadian dollars ($17.4 million), including the contribution of the existing hotel and property, valued at 2.5 million Canadian dollars ($2.0 million) by the owners of the existing hotel and an approximately 3 million Canadian dollar ($2.4 million) cash contribution by the Company which will be funded through the revolving credit facility with Wells Fargo Bank. The remaining cost of the project will be funded through new project financing. On April 19, 2004, the Company announced that CRA had been selected as the only one of nine applicants to move to step seven of eight steps of the casino licensing process in Edmonton, Alberta, Canada. This is not an approval or a guarantee that the CRA will be issued a casino facility license. Step seven is the "Investigation stage of the Casino Facility Application Process" which is a thorough due diligence investigation of the applicant and the key persons associated with the selected proposal. Although the Company cannot predict how long the due diligence process will take, once step seven is successfully completed, the eighth step will be a recommendation to the Board of the AGLC, by the evaluating committee, regarding issuance of a casino facility license. There is no assurance that a license will be issued to CRA.

     On October 13, 2004, the Company announced that it has signed an agreement with Central City Venture LLC ("Tollgate") to develop and operate a casino and hotel in Central City, Colorado. The proposed $40.0 million development includes a 60,000 square foot facility with 625 slot machines, six table games, 35 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage connected to the casino by an environmentally controlled pedestrian walkway. The Company's contribution to the proposed project includes an initial cash capital contribution of $3.5 million, which will be funded through the revolving credit facility with Wells Fargo Bank, in return for a controlling 65% interest. The Company's partner, Tollgate, will contribute three existing non-operating casino buildings, land and land options. We expect to fund the remaining cost of the project through new project financing. Additionally, CRI entered into a Casino Services Agreement to manage the property. Closing of the agreement and completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies, licensing by the Colorado Division of Gaming, Century Casinos' Board approval and other due diligence.

     On October 18, 2004, the Company announced that it signed an agreement with the owners of Landmark Gaming LLC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. The proposed project includes a casino with approximately 40,000 square feet of total space, 120 hotel rooms, 600 covered parking spaces and 375 surface parking spaces. The Company's contribution to the project at closing will include an initial cash capital contribution of $1.25 million, which will be funded through the revolving credit facility with Wells Fargo Bank, in return for a 40% interest. The current owners of Landmark Gaming will contribute the land and land options in return for 60% ownership. Additionally, an affiliate of the Company will enter into a Casino Services Agreement to manage the property in return for a share in gross revenues plus a share in EBITDA. The Company's cash contribution and the beginning of construction are subject to various conditions and approvals, including, but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence. We do not expect the IRGC to complete their selection process before December 31, 2004.

     In January 2004, the Company signed commitments for gaming equipment and upgrades to its slot accounting system at Womacks totaling approximately $3.0 million. As of September 30, 2004 the Company has expended or accrued $2.9 million towards the commitments.

     The Company's Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company's outstanding common stock. During the first nine months of 2004, the Company did not purchase any shares of its common stock on the open market. Through September 30, 2004, the Company had repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

     Management believes that the Company's cash at September 30, 2004, together with expected cash flows from operations, its borrowing capacity under the RCF and its ability to secure additional project financing with competitive terms will be sufficient to fund its anticipated capital expenditures, pursue additional business growth opportunities for the foreseeable future, and satisfy its debt repayment obligations. There is a risk that the Company cannot obtain the financing necessary to pursue the proposed projects in Central City Colorado and Iowa.

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

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided unless their collectability is doubtful, in which case they are recognized on a cash basis. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Goodwill and Other Intangible Assets - The Company's goodwill results from the acquisitions of casino and hotel operations.

SFAS No. 142 "Goodwill and Other Intangible Assets" addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives, principally deferred casino license costs. In evaluating the Company's capitalized casino license cost related to CCAL, which comprises principally all of its other intangible assets, management considered all of the criteria set forth in SFAS No. 142 in determining its useful life. Of particular significance in that evaluation was the existing regulatory provision for annual renewal of the license at minimal cost and the current practice of the Western Cape Gambling and Racing Board ("Board") of granting such renewals as long as all applicable laws are complied with, as well as compliance with the original conditions of the casino operator license as set forth by the Board. Among other things, the Company also evaluated the following criteria; 1) the high value of the assets it has placed in service and the significant barrier that a high initial investment poses to potential competitors, 2) the future potential of the resort property, 3) the unique attraction of the resort property, 4) the dependence of the hotel and other amenities of the resort property upon the casino operation, and 5) the intentions of the Company to operate the casino indefinitely. Based on its evaluation, the Company has deemed the casino license costs to have an indefinite life. Goodwill recognized in the acquisition of 40% of the outstanding stock of CM, which has been accounted for on the equity method, was $0.57 million. Included in assets at September 30, 2004 is unamortized goodwill of approximately $8.67 million and unamortized casino license costs of approximately $1.88 million. The Company will continue to assess goodwill and other intangibles for impairment at least annually. Management has not identified any impairment indicators with respect to the casino license or goodwill during the three and nine months ended September 30, 2004.

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

The carrying value of the non-operating property held for sale in Wells Nevada, is subject to periodic evaluation. The property has been listed for sale since April 1998. In 2001 we attempted to reach agreement with an interested third-party that would have recouped our investment through a long-term lease agreement that contained a purchase option, which enabled us to conclude that the carrying value was still reasonable. We could not reach an agreement and, as the result of no further activity, reduced the value of the property to its estimated fair value in 2002. An appraisal of the property, which was completed on January 26, 2004, continues to support the net fair value of the assets as recorded in the Consolidated Balance Sheet as of September 30, 2004.

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

     We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at September 30, 2004. Actual results may differ materially.

Interest Rate Sensitivity

     The Company is subject to interest rate risk on the outstanding borrowing under the RCF with Wells Fargo Bank. Interest on the agreement is variable based on the interest rate option selected by the Company, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

     In order to minimize the risk of increases in the prime rate or LIBOR, the Company has one remaining interest-rate swap agreement on a total of $4.0 million notional amount of debt. In 1998, the Company entered into a five-year interest rate swap agreement that matured on October 1, 2003 on $7.5 million notional amount of debt under the RCF, whereby the Company paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, the Company entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the RCF, whereby the Company pays a LIBOR-based fixed rate of 7.95% and receives a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to the Company to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, each hypothetical 100 basis point increase results in an increased use of $40 thousand in cash on an annual basis. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the RCF for the three months ended September 30, 2004 and 2003 would have been 4.60% and 4.47%, respectively and for the nine months ended September 30, 2004 and 2003 would have been 4.01% and 4.00%. The Company has not entered into any new swap agreements subsequent to September 30, 2004.

Foreign Currency Exchange Risk

     A total of 39.7% of our revenue for the nine months ended September 30, 2004 was derived from our South African operations and principally denominated in South African Rand. A total of 39.4% of our expenses for the nine months ended September 30, 2004 were paid in currencies other than US dollars of which 37.9% were paid in South African Rand and 1.5% were paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

CENTURY CASINOS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Items 2 to 5 - None

Item 6. - Exhibits and Reports on Form 8-K
              (a) Exhibits - The following exhibits are filed herewith:

              10.132 Contribution  agreement dated as of October 12, 2004 among
                    Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC.

              10.133 Limited  Liability  Company  Agreement  of CC Tollgate LLC
                    dated as of October 12, 2004.

              10.134 Casino  Services  Agreement by and between CC Tollgate LLC and Century Resorts International Limited dated October 12, 2004.

              10.135 Memorandum of  Understanding by and between Gayle Burnett,
                    Roger Burnett, B. Michael Dunn and Century Casinos, Inc. dated October 13, 2004.

              10.136 Third Amendment to Restated Credit Agreement dated October
                    27, 2004 among WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A.

              10.137 Amended and Restated Brokerage Agreement between Novomatic
                    AG and Century Resort Limited (rights transferred from Century Casinos Inc.) dated October 1, 2004

              10.138 Employment  agreement by and between  Century Casinos Inc.
                    and Mr. Richard S. Rabin, Chief Operating Officer, North America dated July 19, 2004

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

              31.3 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002, Chief Accounting Officer.

              32.1 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Chairman of the Board and Chief Executive Officer.

              32.2 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Vice-Chairman and President.

              32.3 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, Chief Accounting Officer

         (b) Reports on Form 8-K:

          On July 30, 2004, the Registrant furnished a Current Report on Form 8-K, reporting Item 12, in which it announced it had posted to its website a presentation of the review of financial results of operations and financial condition as of and for the period ended June 30, 2004.



SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/  Larry Hannappel
---------------------------
Larry Hannappel
Chief Accounting Officer
Date: October 28, 2004