Form 10-K
period 2004-12-31
CENTURY CASINOS INC /CO/
filed 2005-04-18
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.
OR
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number 0-22290

CENTURY CASINOS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1271317
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1263 Lake Plaza Drive, Suite A, Colorado Springs, Colorado 80906
(Address of principal executive offices) (Zip Code)
(719) 527-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based upon the average bid and asked price of $5.51 for the Common Stock on the NASDAQ Stock Market on that date, was $55,179,489.

As of March 21, 2005, the Registrant had 13,754,900 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004.

INDEX
Part I		Page
Item 1.	Business	4
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	48
	Report of Independent Registered Public Accounting Firm - Grant Thornton LLP	F1
	Report of Independent Certified Public Accountants - PricewaterhouseCoopers Inc.	F2
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F3
	Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002	F4
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002	F5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F6
	Notes to Consolidated Financial Statements	F8
Item 9A.	Controls and Procedures	48

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential” “continue,” or similar terminology. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in the Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results” and are based on information available to us on the filing date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K, 10-K and in our Annual Report to Stockholders.

As used in this report, the terms “CCI,” the “Company,” “we,” “our,” or “us” refer to Century Casinos, Inc., and each of its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 1. Business.

General

Century Casinos, Inc. is an international gaming company involved in developing and operating gaming establishments and related lodging and restaurant facilities. CCI is a Delaware corporation and was founded in 1992 to acquire ownership interests in, and to obtain management contracts with, gaming establishments.

We currently own and operate two gaming facilities and manage and facilitate nine other casino establishments. Our owner/operator facilities include Womacks Casino and Hotel (Womacks) in Cripple Creek, Colorado and the Caledon Hotel, Spa and Casino (Caledon) in Caledon, South Africa. We also own 50% of Casino Millennium, which is located within the Marriott Hotel in Prague, Czech Republic, and we provide technical casino services to the casino for a fixed monthly fee. We also provide gaming services and equipment to eight luxury cruise vessels on three cruise lines that include the six-star Silversea Cruises, The World of ResidenSea and Oceania Cruises.

On December 30, 2004 we acquired a 65% interest in CC Tollgate LLC which was formed to develop and operate a casino and hotel in Central City, Colorado and is in the process of securing project financing and obtaining licensing from the Colorado Division of Gaming. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded. The project is planned to include a 60,000 square foot limited stakes casino with 625 gaming machines, six gaming tables, 25 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking facility. Construction is expected to take approximately 14 months from finalization of funding arrangements.

Effective February 24, 2005, we also own a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) which plans to develop the Celebrations Casino and Hotel in Edmonton, Canada. We had subscribed to 55% of the shares of CRA in September 2003 but subsequently increased our participation in the project. The project is planned to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 40-room hotel. The project is expected to cost approximately $22.8 million ($27.5 million Canadian dollars) excluding the value of the contributed land and hotel. Construction is expected to take approximately 14 months from finalization of funding arrangements. Upon completion of construction, Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission (AGLC). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

In November 2004, we joined with Landmark Gaming LC of Franklin County, Iowa, in submitting, as co-applicant with the Franklin County Development Association (FCDA), an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa.

In December of 2004, we entered into agreements to sell a portion of our interest in the Gauteng, South Africa, project we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase our remaining interests in the Gauteng project. We received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million, 3.0 million Rand repayable in six equal installments with interest. We have, therefore, only recognized net proceeds of 7.0 million Rand in the transaction. The exercise price of the purchase owe granted to Silverstar and the Akani group totals approximately $6.8 million, or 40.3 million Rand.  Exercisability of the purchase option is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. The outcome of these approvals is unknown at this time.

For more information about Century Casinos, Inc. please visit us on the Internet at http://www.cnty.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available free of charge through our Investor Relations website at http://www.cnty.com/index.php?id=28. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov. None of the information posted to the Company’s website is incorporated by reference into this Annual Report.

Overview of Business Segments

Our operations are conducted through five business segments: Cripple Creek, Colorado (formerly Colorado segment); Central City, Colorado; South Africa; Cruise Ship Operations; and Corporate and Other operations. As of December 31, 2004, we owned, operated or managed the properties noted in the table below.

Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Womacks	23,000	2.7	640	6	21	2
Caledon	12,260	600	300	10	92	4
Casino Millennium (2)	6,200	-	38	16	-	-
Cruise Ships (total of eight) (3)	6,460	-	208	30	-	-

(1)	Approximate.

(2)	Operated under a casino services agreement. In January 2004, we purchased 40% of the operation, bringing our ownership interest to 50% as of that date.

(3)	Operated under concession agreements. Seven vessels were actually in service as of December 31, 2004.

Womacks Casino and Hotel - Cripple Creek, Colorado

Since 1996 we have owned and operated Womacks Casino and Hotel in Cripple Creek, Colorado through our wholly owned subsidiary WMCK Venture Corporation. Womacks currently has approximately 640 slot machines, six limited stakes gaming tables, 21 hotel rooms, and two restaurants. It has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, also known as Highway 67, with approximately 23,000 square feet of floor space. Gaming in Colorado is “limited stakes”; which restricts any single wager to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 98% of total gaming revenues at Womacks and over 96% in Cripple Creek, is currently impacted only marginally by the $5.00 limitation.

Management believes that an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. We presently own approximately 310 parking spaces and lease an additional 90 spaces for a total of 400 spaces. An agreement with the City of Cripple Creek for the leased parking spaces includes annual lease payments of approximately $90 thousand, expires on May 31, 2010 and includes a purchase option, whereby we may purchase the property for $3.25 million less cumulative lease payments, at any time during the remainder of the lease term. We believe we have sufficient close proximity parking, but covered parking garages maintained by two of our competitors provide them with an advantage during inclement weather.

Expansion projects at Womacks in 2002 and 2003 increased gaming space by approximately 5,000 square feet. Most importantly, because the construction spanned an alley behind the existing property, Womacks will be able to continue a single level expansion of the casino to the rear of the property, if desired, at a later date. The total construction cost, excluding new slot machines, was approximately $2.3 million.

Caledon Hotel, Spa and Casino - Caledon, South Africa

The Caledon Hotel, Spa and Casino currently has approximately 300 slot machines, 10 unlimited stakes gaming tables, 92 hotel rooms, and four restaurants.  Casino gaming in South Africa is “unlimited wagering” where each casino can set its own limits. As a result, the relationship between table games revenue and slot revenue (9% from tables and 91% from slots) resembles more traditional gaming markets, unlike Cripple Creek, where over 96% of gaming revenue is derived from slot machines.

Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wild flower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa and Casino site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa), which offers us some protection from seasonality because Womack’s revenues are higher during summer.

At December 31, 2000, we held a 65% ownership position in Caledon Hotel, Spa and Casino which we acquired through a series of transactions for a total of $5.6 million, consisting of the purchase of $2.7 million of common stock and the issuance of debt totaling $2.9 million. In January 2003, we acquired the remaining 35% interest for 21.5 million Rand, or $2.6 million, becoming the sole owner of the Caledon Hotel, Spa and Casino property. We currently operate the Caledon Hotel, Spa and Casino through our subsidiary Century Resorts Ltd.

Casino Millennium - Prague, Czech Republic

In January 1999, we, through our wholly owned subsidiary Century Casinos Management, Inc., entered into a 20-year agreement with Casino Millennium a.s., a Czech company, and with B.H. Centrum a.s., a Czech subsidiary of Bau Holding AG, one of the largest construction and development companies in Europe, to operate a casino in the five star Marriott Hotel in Prague, Czech Republic. During 2001, Bau Holding AG changed its name to Strabag AG. We agreed to provide technical casino services in exchange for 10% of the casino’s gross revenue, and provide gaming equipment for 45% of the casino’s net profit. The hotel and casino opened in July 1999.

In January 2000, we entered into a memorandum of agreement to either acquire a 50% ownership interest in Casino Millennium a.s. or to form a new joint venture with B.H. Centrum a.s., which joint venture would acquire all of the assets of Casino Millennium a.s. We and Strabag AG each agreed to purchase a 50% ownership interest. Approval for this transaction was obtained, as required, from the Ministry of Finance of the Czech Republic. The first step in acquiring the 50% ownership interest was taken in December 2002 with the payment of approximately $0.24 million in cash in exchange for a 10% ownership in Casino Millennium a.s. Effective January 3, 2004, we, through our wholly-owned Austrian subsidiary, Century Management u. Beteiligungs GmbH, acquired an additional 40% of Casino Millennium a.s. by contributing gaming equipment, advances and receivables valued at approximately $0.60 million. We account for the 50% investment in Casino Millennium on the equity method. In addition to the 50% ownership, we retain our rights under the 1999 casino services agreement, as amended.

Cruise Ships

Silversea Cruises

On May 27, 2000, we signed a casino concession agreement with Silversea Cruises, a world-renowned, six-star cruise line based in Fort Lauderdale, Florida. The agreement gives us the exclusive right to install and operate casinos aboard four Silversea vessels for a term of five years on each vessel. We operate each shipboard casino for our own account and pay concession fees based on gross gaming revenue.

Starting in late September 2000 with the new, 388-passenger Silver Shadow, we began our shipboard casino operations. Within 60 days thereafter, we installed casinos on the 296-passenger vessels Silver Wind and Silver Cloud. In June 2001, we installed our fourth casino aboard the new, 388-passenger Silver Whisper.

The Silver Cloud resumed operations in March 2004 after completing six months of routine maintenance. The Silver Wind was taken out of service following the events of September 11, 2001 and resumed operations on May 23, 2003. We have a total of 74 slot machines and 14 tables on the four Silverseas shipboard casinos.

The World of ResidenSea

On August 30, 2000, we signed a casino concession agreement with ResidenSea Ltd., the operator of The World of ResidenSea, which is the world’s first luxury residential resort community at sea continuously circumnavigating the globe.

We have equipped the casino with 20 slot machines and three gaming tables and operate the casino aboard the vessel for a five-year term, which commenced with the vessel’s maiden voyage in March 2002. We operate the casino for our own account and pay concession fees based on gross gaming revenue. In addition, we have a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement.

Oceania Cruises

On March 28, 2003, we signed a casino concession agreement with Oceania Cruises, Inc., a Miami-based operator in the upper premium segment of the cruise industry. The agreement gives us the exclusive right to install and operate casinos aboard three 684-passenger cruise vessels, the Insignia, the Regatta and the Nautica, for a term of five years on each vessel, as well as the exclusive right to become Oceania’s exclusive casino concessionaire for any new ships that Oceania might bring into service.

In April 2003, we successfully opened a casino aboard the Insignia. The opening of the casino aboard the Regatta followed in June 2003. Each of the casinos is equipped with 36 slot machines and five gaming tables. The Insignia resumed operations in late March 2004 following six months of routine maintenance after its first season.

In April 2004, we opened a casino aboard the Nautica, equipped with 42 slot machines and three gaming tables. In November 2004, the Nautica was taken out of service following completion of its 2004 cruise schedule and will return to service chartered to a third party for the 2005 season. As a result we are not currently operating the casino aboard the Nautica.

Additional Company Projects

In addition to the operations described above, we have a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could have a materially adverse effect on a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, we must first obtain gaming licenses or receive regulatory clearances. To date, we have obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic, the Western Cape province of South Africa and in

Alberta, Canada. While management believes that we are licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to satisfy ourselves that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of our limited staff and limited capital.

Also, our ability to expand to additional locations will depend upon a number of factors, including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions are limited in number; (iii) political factors; (iv) the risks typically associated with any new construction project; (v) the availability of adequate financing on acceptable terms; and (vi) for locations outside the United States, all the risks of foreign operations, including currency controls, unforeseen local regulations, political instability and other related risks. Certain jurisdictions issue licenses or approval for gaming operations by inviting proposals from all interested parties, which may increase competition for such licenses or approvals. The development of dockside and riverboat casinos in the United States of America may require approval from the Army Corps of Engineers and will be subject to significant Coast Guard regulations governing design and operation. Most of these factors are beyond the control of the Company. As a result, there can be no assurance that we will be able to expand to additional locations or, if such expansion occurs, that it will be successful. Further we anticipate that we will continue to expense certain costs, which have been substantial in the past and may continue to be substantial in the future, in connection with the pursuit of expansion projects.

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, Century Casinos Tollgate, Inc., entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $40.0 million development is planned to include a 60,000 square foot casino and back of house with 625 slot machines, six table games, 25 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We contributed $3.5 million to the project through Century Casinos Tollgate, Inc., in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options for a 35% interest. The newly formed entity, CC Tollgate LLC, is in the process of securing acceptable financing and obtaining licensing from the Colorado Division of Gaming. Another of our wholly owned subsidiaries, Century Casinos Management, Inc., has entered into a Casino Services Agreement to manage the property once the project is operational. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies, licensing by the Colorado Division of Gaming, and other due diligence. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. We currently are licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. The principals of Tollgate Venture LLC currently have gaming licenses for other projects in the State of Colorado as well. Construction is expected to be completed approximately 14 months after funding arrangements have been finalized.

Central City and Black Hawk are historical mining towns situated adjacent to each other and located in the Rocky Mountains approximately 35 miles west of Denver. Each city offers limited stakes gaming, and the first casinos opened in both cities in 1991. On November 19, 2004, a new $45.2 million four lane highway (Central City Parkway) opened to the public. We believe this road offers a safer and faster alternative route from the greater Denver area to Central City and Black Hawk, Colorado. The Central City Parkway is entirely new construction and connects I-70, the main east/west interstate highway in Colorado, first to Central City and then on to Black Hawk. We believe that the alternate route, which is a narrow two lane highway that enters these cities first at Black Hawk, is a more dangerous drive than the Central City Parkway. We believe Central City is now a prime location for limited stakes gambling establishments because the new parkway provides easy access from I-70 and because the parkway goes through Central City before going on to Black Hawk. All traffic entering Central City via this parkway must go directly past our proposed casino’s main entrance and parking structure. The Colorado Division of Gaming reports an increase in Adjusted Gross Proceeds (AGP) of 44.18% for Central City casinos and a 3.7% increase for Black Hawk for the month of February 2005 as compared to February 2004. We believe the substantial increase in AGP for Central City is attributable to the Central City Parkway.

Edmonton, Canada - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. for approximately $2.4 million ($3.0 million Canadian dollars). We had subscribed to 55% of the shares of CRA in September 2003 but, prior to settlement, increased our participation in the project. Our local partner, 746306 Alberta, Ltd., contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. Century Resorts Alberta, Inc. plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 40-room hotel. The project is expected to cost approximately $22.8 million ($27.5 million Canadian dollars). Completion of this project is subject to obtaining acceptable project financing. Construction is expected to take approximately 14 months from finalization of funding arrangements. Upon completion of construction, Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission (AGLC). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

Edmonton is one of the fastest growing cities in Canada, with a strong economic climate. Tourism is a significant part of the economy, and Edmonton offers a wide range of activities, including sports and outdoor activities, sightseeing, and nightlife/casinos. Edmonton is also home of the world’s largest shopping mall. (Source: Tourism in Canadian Cities - A Statistical Outlook 2001.) There are currently six casinos in the Edmonton area, including one racino. The Innovation Group, Littleton, Colorado, estimates that by combining the local and tourist markets, 2005 gaming revenues for the greater Edmonton area are projected to be $376 million Canadian dollars, an average annual increase of 13.3% over 2002/2001.

Franklin County, Iowa - On October 18, 2004, we entered into an agreement with the owners of Landmark Gaming LC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. The application was submitted on November 11, 2004.

If a license is granted, we will contribute $1.25 million in cash through Century Casinos Iowa, Inc., our wholly owned subsidiary, to Landmark Gaming LC, in exchange for a 40% ownership interest. The current owners of Landmark Gaming LC will contribute the land to be used for the project and certain land options in return for a 60% ownership interest.

Century Casinos Management, Inc. has entered into a long term agreement to manage the casino once the project is operational in return for a share in gross revenues plus a share in EBITDA. Our cash contribution and the beginning of construction are subject to various conditions and approvals, including but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence. We anticipate that the IRGC will notify us on May 11, 2005 whether a license has been granted to us.

If a casino license is awarded to Landmark Gaming LC, the Landmark Hotel and Casino is projected to be open within 15 months of license award and finalization of funding arrangements. The proposal includes a casino with up to 1,200 slot machines, 34 tables, 120 hotel rooms, 1,500 parking spaces and will employ approximately 600 people. A study completed by independent casino and lodging industry consultants, Gaming & Resort Development, Inc., estimates total development costs to be $67.0 million and projected first year net revenue of $72.0 million.

There are currently ten river boats, three racetrack slot machine operations, and three Class III Indian gaming venues in the state of Iowa. According to information provided by the IRGC, the ten river boat casinos have generated approximately $715 million in gross gaming revenues from July 2003 to June 2004. Licensing requires sponsorship by an approved charitable organization that receives a percentage of the gaming revenues. The FCDA is the sponsoring charitable organization for this project. Casino licenses are awarded based on the merit of the project. The number of licenses awarded is determined by the IRGC. The site of the proposed project is located approximately 80 miles north of Des Moines, Iowa and 52 miles south of the Iowa-Minnesota border. The proposed project will be located on a manmade body of water adjacent to, and with a clear view for travelers on Interstate 35, Iowa’s primary north-south link between Minneapolis and Des Moines, along Iowa Highway 3. We believe that the proposed casino’s proximity to major roadways and its location in a county that is very supportive of the project and proactive in seeking large businesses such as this to provide employment opportunities for the residents of Franklin and surrounding counties could give the county an edge over others competing for a license.

Gauteng, South Africa - In 1997, together with Silverstar Development Ltd, we applied to the Gauteng Gambling Board (GGB) for a casino license in Gauteng, South Africa. After a preliminary determination to award a license to the project and a subsequent series of legal challenges and lawsuits, the license has still not been issued, resulting in Silverstar not being able to commence with the casino development. On March 29, 2005, the Supreme Court of Appeal upheld an earlier High Court decision to award the license to Silverstar, but the project remains subject to uncertainty.

In December of 2004, we entered into agreements to sell a portion of our interest in the Gauteng, South Africa, project we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase our remaining interests in the Gauteng project. We received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million, 3.0 million Rand repayable in six equal installments with interest. We have, therefore, only recognized net proceeds of $1.2 million, 7.0 million Rand in the transaction.

The exercise price of the purchase options totals approximately $6.8 million, or 40.3 million Rand. Exercisability of the purchase options is contingent on regulatory and related approvals being secured by Silverstar and the Akani Group. Notwithstanding the decision by the Supreme Court of Appeal on March 29, 2005, the outcome of these approvals is unknown at this time.

Pending the exercise of the purchase options, a resort management agreement that we executed to manage the project once it becomes operational remains in effect. We also have retained an option granted to us by Silverstar to purchase a minority equity interest in the project. In the event Silverstar or the Akani group exercise the options we granted them to purchase our remaining interest in the project, the management agreement and equity options we own would be terminated.

The Akani group has agreed to provide the funds necessary for Silverstar to complete the project in the event the license is ultimately issued. With the financial backing of the Akani group, we believe funding is now available for Silverstar to complete its tasks and provide a higher level of assurance that we will ultimately get a return, via the exercise of the option, on our efforts to date. Pursuant to its 1997 application, the Silverstar project provides for up to 1,350 slot machines and 50 gaming tables in a phased development that includes a hotel and other entertainment, dining, and recreational activities with a first phase of 950 slot machines and 30 gaming tables. Should the option not be exercised, CCI’s involvement in the project will be restored to the previous level of ownership and management.

Marketing Strategy

Our marketing strategy centers around rewarding repeat customers through our players’ club programs. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Currently, our players’ club cards allow us to update our database and track member gaming preferences, maximum, minimum, and total amount wagered and frequency of visits. All visitors to our properties are offered an opportunity to join our players’ club. Our Womacks players’ club database contains profiles on over 100,000 members.

We place significant emphasis on attracting local and surrounding community residents and seek to maintain a strong local identity in each market in which we operate. We use broadcast media, including outdoor, radio and television advertising, and print media and direct mail advertising to promote our properties.

Competition

The Cripple Creek, Colorado Market - Cripple Creek, located approximately 45 miles southwest of Colorado Springs, Colorado, is a historic mining town dating back to the late 1800’s that has developed into a tourist stop. Traffic generally is heaviest in the summer months and decreases to its low point in the winter months.

Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Central City and Black Hawk. As of December 31, 2004, there were 19 casinos operating in Cripple Creek, which represented 27% of the gaming devices and generated 20% of gaming revenues from these three cities for the year then ended.

The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar year 2001 through 2004. Adjusted Gross Proceeds (“AGP”) is the net win from gaming activities reported to the licensing jurisdiction. We use AGP to measure performance relative to competitors within our respective markets. This data is not intended by us to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.

ANNUAL GAMING REVENUE BY MARKET
Amounts shown in thousands
		% change		% change		% change		% change
		Over		Over		Over		Over
	2004	Prior Year	2003	Prior Year	2002	Prior Year	2001	Prior Year
CRIPPLE CREEK	$148,689	4.3%	$142,525	0.0%	$142,436	2.8%	$138,618	3.0%

Black Hawk	$524,035	3.6%	$505,851	-3.5%	$524,465	9.6%	$478,326	10.3%

Central City	$53,179	6.6%	$49,909	-5.5%	$52,800	-11.6%	$59,730	-5.9%

COLORADO TOTAL	$725,903	4.0%	$698,285	-3.0%	$719,701	6.4%	$676,674	7.1%

ANNUAL CRIPPLE CREEK SLOT DATA
Amounts shown in thousands, except slot data
		% change		% change		% change		% change
		Over		Over		Over		Over
	2004	Prior Year	2003	Prior Year	2002	Prior Year	2001	Prior Year
Total Slot Revenue	$143,802	3.8%	$138,560	0.0%	$138,645	3.2%	$134,330	3.7%

Average Number
Of Slots	4,618	9.2%	4,228	1.0%	4,187	0.4%	4,170	0.5%

Average Win Per
Slot Per Day	85 dollars	-5.6%	90 dollars	-1.1%	91 dollars	3.4%	88 dollars	3.5%

ANNUAL WOMACKS CASINO SLOT DATA
Amounts shown in thousands except slot data
		% change		% change		% change		% change
		Over		Over		Over		Over
	2004	Prior Year	2003	Prior Year	2002	Prior Year	2001	Prior Year
Total Slot Revenue	$19,262	-6.6%	$20,625	-12.5%	$23,563	1.8%	$23,142	-2.2%

Average Number
Of Slots	649	4.3%	622	-2.8%	640	7.9%	593	-5.4%

Average Win Per
Slot Per Day	81 dollars	-11.0%	91 dollars	-9.9%	101 dollars	-5.6%	107 dollars	3.6%

Market Share of Cripple Creek AGP	13.4%	-10.1%	14.9%	-12.4%	17.0%	-1.3%	17.2%	-5.7%

Gaming in Colorado is “limited stakes,” which restricts any single wager to a maximum of five dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 98% of total gaming revenues at Womacks and 96% in Cripple Creek, is currently impacted only marginally by the five dollar limitation.

We face intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size and many other smaller casinos. There can be no assurance that other casinos in Cripple Creek will not undertake expansion efforts similar to or more substantial than those recently undertaken by us, thereby further increasing competition, or that large, established gaming operators will not enter the Cripple Creek market. We seek to compete against these casinos through promotion of Womacks Gold Club and other marketing efforts. We believe that the casinos likely to be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos, such as Womacks, that have reached a certain critical mass.

Womacks competes, to a far lesser extent, with 22 casinos in Black Hawk and five casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 35 miles from Denver and a two and one-half hour drive from Cripple Creek. The primary market for Cripple Creek is the Colorado Springs metropolitan area, and the primary market for Black Hawk and Central City is the Denver metropolitan area. Subsequent to December 31, 2004, two additional casinos have opened in Central City.

There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

The Caledon, South Africa Market - Caledon is a small agricultural community located approximately 60 miles east of Cape Town. It lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wild flower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa and Casino site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa).

The Caledon Hotel, Spa and Casino operates its casino under one of only four licenses awarded in the Western Cape Province, which has a population of approximately four million. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa and Casino faces intense competition from a large casino located in Cape Town approximately one hour from Caledon and, to a much lesser degree, two other casinos. We compete against these casinos by emphasizing Caledon’s destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players. Construction by a competitor of a casino in Worcester, the fifth and last one permitted in the Western Cape under the Gaming act, is expected to begin in November 2005 with an opening projected by the second quarter of 2006.

We believe we have fewer financial, operational and personnel resources than many of our competitors in the Western Cape. There can be no assurance that the number of casino and hotel operations will not exceed market demand or that additional hotel rooms or casino capacity will not adversely affect the operations of the Company.

The National Gambling Board has approved the introduction of Limited Payout Machines (LPM) and has approved 105 such devices for the Overberg region of the Western Cape, the market in which we operate. An approved operator, which can have a maximum of five devices, will be permitted to operate the devices without the overhead of a typical casino. They will, however, be subject to central monitoring. Currently 110 LPM sites are approved in Cape Town, and 45 sites are operational. The roll out in the Western Cape will continue in April 2005 in the Southern Cape (Mosselbay). There is no indication when the roll out in the Overberg Region will start and we believe it is most likely that this will not happen in 2005.

Casino gaming in South Africa operates on an “unlimited wagering” basis where each casino sets its own limits. As a result, the relationship between table game revenue and slot revenue (9% from tables and 91% from slots) resembles more traditional gaming markets (unlike Cripple Creek where over 96% of gaming revenues are derived from the slot machines). Caledon has 300 slot machines and 10 table games including blackjack, roulette and poker.

The tables below set forth information obtained from the Western Cape Gambling and Racing Board regarding gaming revenue by market and slot machine data for the Western Cape market from calendar year 2002 through 2004. AGP is the net win from gaming activities reported to the licensing jurisdiction. We use AGP to measure performance relative to competitors within this market. This data is not intended by us to imply, nor should the reader infer, that it is any indication of future South African or Company gaming revenue.

ANNUAL GAMING REVENUE BY MARKET
Amounts shown in thousands

			% change		% change		% change
			Over		Over		Over
		2004	Prior Year (1)	2003	Prior Year (1)	2002	Prior Year (1)
CALEDON CASINO	Rand	R80,088	17.8%	R67,976	11.3%	R61,100	21.3%
	USD equivalent	$12,540		$9,211		$5,899

Other three casinos	Rand	R1,279,219	20.8%	R1,058,619	12.2%	R943,346	26.5%
	USD equivalent	$200,346		$143,298		$91,162

WESTERN CAPE TOTAL(1)	Rand	R1,359,307	20.7%	R1,126,595	12.2%	R1,004,446	26.1%
	USD equivalent	$212,886		$152,509		$97,061

(1)	Excluding effects of fluctuations in foreign exchange rate.

THE CALEDON HOTEL SPA AND CASINO ANNUAL DATA
Amounts shown in thousands, except slot data

		% change		% change		% change
		Over		Over		Over
	2004	Prior Year	2003	Prior Year	2002	Prior Year
Total Slot Revenue	R73,066	17.2%	R62,345	12.8%	R55,276	26.3%
	$11,440	35.5%	$8,443	58.0%	$5,343	4.7%
Market Share in % (1)	5.9%	-1.7%	6.0%	-1.6%	6.1%	-3.2%

Average Number
Of Slots	288	5.1%	274	7.9%	254	1.6%
Average Win Per Slot Per Day	693 rand	11.3%	623 rand	4.5%	596 rand	24.4%
	109 dollars	29.8%	84 dollars	44.8%	58 dollars	3.6%
# of Slot Machines % of Total
Western Cape Market	11.3%	3.7%	10.9%	-2.7%	11.2%	0.9%

Average Number
Of Tables	9	12.5%	8	0.0%	8	-42.9%

# of Tables % of Total
Western Cape Market	9.8%	11.4%	8.8%	-11.1%	9.9%	-34.9%

(1)	Based on the total Adjusted Gaming Revenue of Western Cape.

Employees

Womacks Casino and Hotel - We employ approximately 215 persons in Cripple Creek, Colorado on a full-time equivalent basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Caledon Hotel, Spa and Casino - The Caledon Hotel, Spa and Casino employs approximately 320 persons on a full-time equivalent basis, including cashiers, dealers, room service, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Casino and hotel employees were represented by the T.E.U.S.A. (Technical Employee Union of South Africa). Membership in the union is not mandatory and less than 50% of eligible employees are currently members. On November 24, 2001, the T.E.U.S.A. initiated a strike action against the hotel and casino. An application for a temporary interdict was granted by the Labor Court with cost to the union and union officials. Employees returned to work on December 15, 2001 and on January 29, 2002 the temporary interdict was made final. There was no further industrial action and there have been no strikes since that time. We notified T.E.U.S.A. on January 27, 2004 that it was no longer representative of the employees of the casino and hotel. A new union, the SACCAWU, has started recruiting members, but has not recruited the 50% necessary to represent them as a union. We do not believe there is a risk of a strike in the near term.

Cruise Ships - We employ approximately 32 employees onboard the cruise ships. Employees are hired on a short-term contract basis. No labor unions represent the group. Training and supervision is provided by management at Casino Millennium.

Seasonality

Womacks Casino and Hotel - Our business in Cripple Creek, Colorado is at its highest levels during the tourist season (i.e., from May through September). Its base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

Caledon Hotel, Spa and Casino - Our business in Caledon is at its highest levels of business during the holiday season in December. Caledon has a comparatively mild climate.

     Cruise Ships - Our business on the ships is generally not impacted by the time of year.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state and local regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions would materially adversely affect our gaming operation in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations in any jurisdiction could have a material adverse effect on our financial position, results of operations and cash flows.

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers or shareholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which we may do business. Management believes that we are in compliance with applicable gaming regulations.

Colorado, United States

The Colorado Limited Gaming Control Commission (Commission) has adopted regulations regarding the ownership of gaming establishments by publicly held companies (the Regulations). The Regulations require the prior clearance of, or notification to, the Commission before any public offering of any securities of any gaming licensee or any affiliated company. The Regulations require all publicly traded or publicly owned gaming licensees to comply with numerous regulatory gaming requirements including, but not limited to, notifying/filing with the Colorado Division of Gaming any proxy statements, lists of shareholders, new officers and directors of the Company, any shareholders obtaining 5% or more of the Company’s common stock and any issuance of new voting securities. We believe that the Company is in compliance with applicable gaming regulations.

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

Caledon, South Africa

Caledon’s gaming operations are subject to strict regulations by the Western Cape Gambling and Racing Board under national and provincial legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. We believe that we are in compliance with applicable gaming regulations.

Prague, Czech Republic

Casino Millennium’s gaming operations are subject to strict regulations by the Czech Republic under national legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. We believe that we are in compliance with applicable gaming regulations.

Cruise Ships

The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos. This segment of our operations accounted for almost 8% of our total net operating revenue for 2004, compared to 6% for 2003 and less than 3% for 2002.

Non-Gaming Regulation

We are subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to our non-gaming operations. We have not made, and do not anticipate making material expenditures with respect to such employment and environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

A minimum of 80% of the labor force in Caledon must be comprised of designated persons. A designated person is any person of color plus white females. Currently, 93% of the labor force in Caledon is comprised of designated persons. The license holder must undertake to allocate 20% of net profit of the casino, as defined in the casino license agreement, to Black Empowerment Partners. Caledon is obliged to allocate at least 50% of its procurement costs to Black Empowerment companies by 2006.

Financial Information By Segment

See “Item 8 - Financial Statements and Supplementary Data” - Note 7 of the Notes to Consolidated Financial Statements for certain financial information concerning each of the Company’s operating segments.

Item 2.  Properties.

Colorado, United States

Cripple Creek

We own approximately 2.7 acres in Cripple Creek, Colorado used in connection with the operations of Womacks Casino and Hotel which includes buildings and parking spaces related to our casino and hotel operations. This property is collateralized by a first mortgage held by Wells Fargo Bank in connection with our credit agreement. See Note 5, “Long-Term Debt”, to the Consolidated Financial Statements for further information.

In addition, we hold a subleasehold interest in real property and improvements on approximately 0.8 acres of property in Cripple Creek, Colorado that expires on June 20, 2005. We have given notice that we will exercise an option to acquire the property at the expiration of the sublease at the exercise price of $1.5 million.

We lease 10 city lots from the City of Cripple Creek, Colorado for parking. The lease terms include annual rental payments of $90 thousand and an expiration date of May 31, 2010. The agreement contains a purchase option for us to purchase the property for $3.25 million, less cumulative lease payments, at any time during the remainder of the lease term.

We lease 2,847 square feet of office space in Colorado Springs, Colorado that houses our corporate administrative personnel. The lease will expire in July 2005. We do not expect any problems in extending the term.

Central City

We own a 65% interest in a venture that owns approximately 1.10 acres in Central City, Colorado to be used for the development of a casino, hotel and parking garage. All together, the new development is expected to contain approximately 60,000 square feet of casino and back of house and 500 parking spaces within a 155,000 square feet, four story, parking structure.

Caledon, South Africa

We own approximately 600 acres in Caledon, South Africa. This property contains a 180,000 square foot building for our casino, hotel and spa operations and is collateralized by a first mortgage bond over land, buildings and equipment held by ABSA Bank Limited of South Africa. Approximately 500 acres of this property is undeveloped at this time.

Alberta, Canada

Effective February 24, 2005, we own a 56.4% interest in a project in Edmonton, Alberta, Canada. We had subscribed to 55% of the shares of CRA in September 2003 but subsequently increased our participation in the project. The project is on a 7.25 acre facility site and when completed is expected to include a casino with 600 slot machines and approximately 31 table games, food and beverage amenities, a dinner theatre, a 300 space underground parking garage and an existing 40-room hotel.

Item 3. Legal Proceedings.

We are not a party to, nor are we aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading in the NASDAQ SmallCap Market on November 10, 1993. The following table sets forth the low and high sale price per share quotations of the common stock as reported on the NASDAQ Stock Market for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter Ended	Low	High

March 31, 2003	$1.85	$2.50
June 30, 2003	$1.88	$2.49
September 30, 2003	$2.11	$3.00
December 31, 2003	$2.20	$3.93

March 31, 2004	$2.76	$3.50
June 30, 2004	$3.26	$6.30
September 30, 2004	$3.75	$6.20
December 31, 2004	$5.27	$9.77

At December 31, 2004, we had approximately 90 holders of record of our common stock. We estimate that the number of beneficial owners is approximately 3,000.

At the present time, we intend to use any earnings that may be generated to finance the growth of the Company’s business. Our credit facility with Wells Fargo Bank currently limits the payment of dividends. No dividends have been declared or paid by the Company, and we do not presently intend to pay dividends.

The following table provides the information as of December 31, 2004 relating to securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities underlying outstanding options, warrants and rights)
Equity compensation plans approved by security holders	3,464,210	$1.92	-
Equity compensation plans not approved by security holders	-	-	-
Total	3,464,210	$1.92	-

We had an Employees’ Equity Incentive Plan (the Plan) that provided for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan expired in April 2004. The Plan provided for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Only incentive stock option awards, for which the option price was not less than fair market value at the date of grant, or non-statutory options, which were granted at any option price, could have been granted under the Plan. All options had to have an exercise period not to exceed ten years. Options granted have one-year, two-year or four-year vesting periods. The Company’s Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allowed limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. The Company last granted options to any officers in March 2004. As of December 31, 2004 there were 3,464,210 options outstanding under the Plan. We believe an equity compensation plan will help us to remain competitive and to retain the services of key employees and accordingly, we plan to ask our stockholders to approve a new plan at the 2005 annual stockholders meeting.

Item 6. Selected Financial Data

	For the Year Ended December 31,
Amounts shown in thousands except for share information	2004	2003	2002	2001	2000
		(1)			(1)
Results of Operations:
Net Operating Revenue	$35,765	$31,402	$29,337	$29,456	$26,232
Net Earnings (2) (3) (7)	4,738	3,246	3,079	2,455	3,253
Net Earnings per Share:
Basic	$0.35	$0.24	$0.23	$0.18	$0.23
Diluted	$0.30	$0.22	$0.20	$0.16	$0.22
Balance Sheet:
Cash and Cash Equivalents (6)	$8,411	$4,729	$4,582	$3,031	$9,077
Total Assets (4)	71,204	54,817	51,143	44,819	56,122
Long-Term Debt	17,970	14,913	16,531	15,991	20,314
Total Liabilities (6)	30,825	21,769	24,040	22,641	33,152
Total Shareholders’ Equity	40,379	33,048	27,103	22,178	22,970
Cash Dividends Per Common Share (5)	$--	$--	$--	$--	$--

(1)
In April 2000, we, through CCA, purchased a 50% interest in CCAL, which was awarded a casino license in April 2000. The Caledon Hotel, Spa and Casino opened for business in October 2000. In December 2000, we, through CCA, acquired an additional 15% of The Caledon Hotel, Spa and Casino, raising ownership of the project to 65%. In January 2003, we, through CCA, acquired the remaining 35% interest in CCAL.

(2)
Effective 2002, in accordance with SFAS No. 142, we no longer amortize goodwill and other intangible assets with indefinite useful lives. The goodwill amortization expense, net of income taxes, for the years ended December 31, 2001 and 2000 was $1.2 million and $1.1 million, respectively.

(3)
In 2002, we wrote down the value of the non-operating casino property and land held for sale in Nevada by approximately $0.45 million and recorded an approximately $0.40 million write-off for advances made and pre-construction costs incurred in conjunction with the Gauteng project and an approximately $0.30 million write-off for unpaid casino technical service fees from Casino Millennium. See Note 12, “Property Write-Down and Other Write-Offs”, to the Consolidated Financial Statements.

(4)
In 2004, the increase in total assets is primarily the result of the contribution of $9.2 million in land and buildings to the Central City project by the minority partner, approximately $3 million in capital improvements at Womacks, including new slot machines and new slot accounting software and increases in foreign denominated assets resulting from fluctuations in currency exchange rates. In 2001, the reduction in total assets is principally the result of the effects of the change in the exchange rate on assets we held in our South African operations.

(5) We have not declared any cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future.

(6) Approximately $3.5 million was borrowed against the Wells Fargo revolving credit facility on December 30, 2004 to finance our cash contribution to the Central City Project. A $4.2 million increase in the minority interest liability in 2004 is directly related to the Central City project.

(7) In 2004, we recovered approximately $0.20 million in receivables that had been written off in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, and as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under “Factors that May Affect Future Results” and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” “potential” or “continue”, or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts are forward-looking statements.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to goodwill and other intangible assets and property and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Goodwill and Other Intangible Assets - Our goodwill results from the acquisitions of casino and hotel operations and represents excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. We have completed our assessment of goodwill and other intangibles with indefinite lives for impairment at December 31, 2004 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units. For reporting units with goodwill and/or intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We will continue to assess goodwill and other intangibles with indefinite lives for impairment at least annually hereafter.  We will also continue to assess the propriety of our assignment of indefinite useful lives to intangible assets through analysis of all pertinent factors used in making such estimates.  Included in assets at December 31, 2004 is goodwill of approximately $8.8 million and casino licenses of approximately $2.2 million.

Property and Equipment - At December 31, 2004, we had property and equipment totaling $48.6 million, representing 68% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets and our current operating expectations. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur. We capitalize the cost of property and equipment that is contributed in a business combination at the fair value of the assets that are contributed.  Capital assets contributed by our minority interest partner in CC Tollgate LLC were recorded at estimated fair value based on an appraisal at the time of the contribution.  Appraisals, by their nature, involve estimations and judgment.

Results of Operations

Overview

Since our inception, we have been primarily engaged in developing and operating gaming establishments and the related lodging and restaurant facilities. We derive revenue from the net proceeds of our gaming machines and tables, and from hotel and restaurant facilities.

We are managed in five segments: (i) Cripple Creek, Colorado (formerly Colorado segment), the operations of Womacks Casino and Hotel; (ii) Central City, Colorado, the development of a new casino, (iii) South Africa, primarily related to the operations of the Caledon Hotel, Spa and Casino; (iv) cruise ship casino operations for eight vessels; and (v) Corporate and other operations including corporate gaming projects for which we have long-term service contracts.

Our total net operating revenue was $35.8 million, $31.4 million and $29.3 million for 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002 Womacks represented 49%, 59% and 72% of total net operating revenue, respectively, while Caledon represented 42%, 36% and 24% for the same periods.

Earnings from operations were $7.0 million, $6.8 million and $7.3 million for 2004, 2003 and 2002, respectively. The Womacks and Caledon casino and hotel operations had operating earnings of $5.0 million and $3.81 million, respectively, for the year ended December 31, 2004, $6.3 million and $2.5 million, respectively, for the year ended December 31, 2003 and $9.09 million and $1.45 million, respectively, for the year ended December 31, 2002. Cruise ship operations had earnings from operations of $0.82 million, $0.49 million and $0.24 million in 2004, 2003 and 2002, respectively. Corporate operations incurred losses from operations of $1.6 million, $2.2 million and $2.9 million in 2004, 2003 and 2002, respectively.

We continue to experience strong competition in both our Cripple Creek, Colorado and South African segments. We face competition in both segments from larger casinos in the area. In our Cripple Creek, Colorado segment two of our competitors provide covered parking garages adjacent to their facilities which provide them with an advantage during inclement weather and peak tourist season. We continue to aggressively market in both Cripple Creek, Colorado and South Africa, primarily through the use of our players’ club programs.

Results of Operations for the Years ended December 31, 2004, 2003 and 2002

We reported net operating revenue of $35.8 million for the year ended December 31, 2004, compared to $31.4 million in 2003 and $29.3 million in 2002.

Casino revenue increased $2.8 million, or 8.7%, to $34.6 million in 2004 as compared to 2003. Casino revenue in 2003 increased $1.3 million, or 4.1%, to $31.9 million as compared to 2002. These increases are primarily the result of gains made in the South African Market. Hotel, food and beverage revenue increased $0.75 million, or 21.1%, to $4.3 million during 2004 as compared to 2003. Hotel, food and beverage revenue increased $0.94 million or 35.7% in 2003 as compared to 2002. The increases in hotel, food and beverage revenue during the three year period is primarily attributable to renovating and relocating certain restaurant facilities in Cripple Creek, Colorado and increased theme dinners and banquets at our South Africa property. Other revenue increased by $0.47 million or 75.6% to $1.1 million in 2004 as compared to 2003, primarily as the result of the foreign currency gain of $0.38 million recognized on the disposition of Verkrans. Promotional allowances, which are made up of complimentary revenue, cash points and coupons, are rewards we give our loyal customers to encourage them to continue to patronize our properties. Such awards reduced gross revenues by approximately 11% in 2004 and 13% in 2003 and 2002.

Casino operating expenses were $13.8 million, $11.7 million and $9.9 million for 2004, 2003 and 2002, respectively. 2004 casino operating expenses increased $2.1 million, or 17.9%, as compared to 2003 primarily due to growth in the South African and ship segments and fluctuation in the currency exchange rate. The increase of $1.8 million, or 18%, from 2002 to 2003 is primarily the result of revenue volume increases and a 29% negative change in currency exchange rates in the South African segment.

Hotel, food and beverage expenses were $3.1 million in 2004, $2.6 million in 2003 and $1.5 million in 2002. Hotel, food and beverage expenses increased $0.6 million, or 22.8%, from 2003 to 2004 because of the corresponding increase in food and beverage revenues generated at additional outlets opened or expanded between 2003 and 2004. The increase of $1.1 million from 2002 to 2003 resulted from a 40% increase in repair costs related to improvements we are making at our South African property and the effects of inflation and currency exchange rate fluctuations during the period.

General and administrative expenses were $9.1 million in 2004 compared to $7.7 million in 2003 and $7.2 million in 2002. General and administrative expenses increased $1.4 million in 2004 over 2003 primarily as a result of staff increases at the corporate level to support the expansion efforts and compliance requirements, expenditures incurred in conjunction with new Company projects and the effect of foreign currency fluctuations, primarily the Rand. The increase of $0.6 million from 2002 to 2003 is primarily the result of currency exchange rate fluctuations during the period.

Depreciation expense was $3.0 million in 2004, $2.7 million in 2003 and $2.3 million in 2002. Changes in depreciation expenses during the three year period ended December 31, 2004 relate to on-going property improvement projects.

Our earnings from operations for the year ended December 31, 2004 were $7.0 million compared to $6.8 million in 2003 and $7.3 million in 2002. Earnings from operations increased $0.2 million, or 2.9% in 2004, primarily as a result of an increase in earnings from operations in Caledon and, the gain recognized on the sale of Verkrans, the recovery of receivables from the sale of our interest in Gauteng, South Africa offset by a decrease in earnings from operations in Cripple Creek, Colorado. The change from 2002 to 2003 is primarily an increase in earnings from operations from Caledon of $1.1 million, a decrease from Womacks of $2.8 million, and a charge of $1.1 million for property write-down and other write-offs in 2002.

Interest expense was $1.6 million in 2004, $2.0 million in 2003 and $1.9 million in 2002 and results primarily from our credit facility with Wells Fargo and the outstanding note to ABSA Bank in South Africa. Please see Note 5, “Long-term Debt” of the Notes to Consolidated Financial Statements for further information.

Income tax expense was $0.7 million for 2004 compared to $1.8 million in 2003 and $2.5 million in 2002. The decrease of $1.1 million in 2004 as compared to 2003 is primarily related to a reduction in the effective tax rate on fees paid by the South African operations to the Mauritian parent. Approximately $2.1 million of our pre-tax income totaling $5.2 million is attributable to our Mauritian subsidiary and is taxed at an effective rate of 3%. The decrease in 2003 when compared to 2002 is mainly attributable to lower pre-tax income and lower effective tax rate in South Africa in 2003.

Our net earnings for 2004 were $4.7 million, or $0.35 per share compared to net earnings of $3.2 million, or $0.24 per share in 2003 and $3.1 million, or $0.23 per share in 2002.

A discussion by business segment follows below.

Cripple Creek, Colorado Segment

The operating results of the Cripple Creek, Colorado segment, primarily the operations of Womacks, for the years ended December 31, 2004, 2003 and 2002 are as follows:

Dollar amounts shown in thousands	2004	2003	2002	% Change 2004 v. 2003	% Change 2003 v. 2002
Operating Revenue
Casino	$19,486	$20,981	$23,922	-7.1%	-12.3%
Hotel, food and beverage	1,544	1,267	1,193	21.9%	6.2%
Other (including promotional allowances)	(3,469)	(3,846)	(3,855)	-9.8%	-0.2%
Net operating revenue	17,561	18,402	21,260	-4.6%	-13.4%

Costs and Expenses
Casino	6,828	6,702	7,038	1.9%	-4.8%
Hotel, food and beverage	586	357	277	64.1%	28.9%
General and administrative	3,638	3,686	3,521	-1.3%	4.7%
Property write-down and other write offs net of (recoveries)	3	-	-	100. %	-
Depreciation	1,512	1,349	1,334	12.1%	1.1%
	12,567	12,094	12,170	3.9%	-0.6%
Earnings from operations	4,994	6,308	9,090	-20.8%	-30.6%
Interest (income) expense, net	(123)	1	269	-122.0%	-99.6%
Other income, net	12	42	25	-71.4%	68.0%
Earnings before income taxes	5,129	6,349	8,846	-19.2%	-28.2%
Income tax expense	1,949	2,413	4,069	-19.2%	-40.7%
Net Earnings	$3,180	$3,936	$4,777	-19.2%	-17.6%

Overall operating results for the segment were impacted by the casino results detailed below.

Market Data

	2004	2003	2002
Market share of the Cripple Creek Slot AGP	13.4%	14.9%	17.0%
Average number of slot machines	649	622	640
Market share of Cripple Creek gaming devices	14.1%	14.8%	15.3%
Average slot machine win per day	81 dollars	91 dollars	101 dollars
Cripple Creek average slot machine win per day	85 dollars	90 dollars	91 dollars

      When comparing 2004 to 2003, the Cripple Creek market grew by 4.3%. Management continues to focus on the marketing of the Womacks Casino through the expansion of the successful Gold Club. In December 2003 and in June 2004, additional casinos opened in Cripple Creek, bringing the total number of casino licenses to 19 as of December 31, 2004 compared to 17 for the majority of 2003 and reduced Womacks’ market share of gaming devices by 5%. We have spent approximately $3 million in 2004 to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. Womacks will convert as many slot machines as possible to cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service. Womacks has also implemented an employee training program focused on intensive guest service. During 2004, Womacks replaced approximately 149 slot machines and added 20 slot machines to the floor.

     During this period, the relative percentage of personnel cost, device fees and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a good cost benefit relationship. During the fourth quarter of 2004, changes in management were made to facilitate and manage this relationship.

     When comparing 2003 to 2002, there was no growth in the Cripple Creek market. For us, distractions from major construction in the casino, limited access to the casino from the adjoining parking lot during the first four months of the year, and poor weather conditions, particularly in March and April 2003, had an adverse effect on casino revenue and overall operating results. The casino has expanded the use of both radio and TV advertising in its efforts to compete for the pool of entertainment dollars. Management continues to focus on the marketing of the casino through the expansion of the successful Gold Club. However, covered parking garages provided by two of our competitors, completed by September 2002, have impacted the casino, particularly during inclement weather, providing both with a significant number of close proximity parking places, an advantage previously held by Womacks. Both competitors also have a larger number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. We have not yet decided on the next phase of expansion, but we own all of the vacant property adjacent to the casino and are able to expand if we conclude that expansion is in our best interest.

     In order to outfit Womacks with the most popular gaming machines, Womacks leased approximately 39 slot machines in 2004, compared to 37 in 2003 and an average of 42 in 2002, from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase.

For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $0.46 million, $0.42 million and $0.42 million in 2004, 2003 and 2002, respectively.

Hotel, Food and Beverage

        When comparing 2004 and 2003, hotel revenue, included in hotel, food and beverage revenue, increased by 21.9%, as a result of an increase in the hotel occupancy rate to 92% in 2004 from 85% in both 2003 and 2002, and the opening of an additional food outlet. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

        In May 2004, Womacks added an additional restaurant, the “Cut Above Buffet”, on the second floor of the casino. The restaurant operates on a limited schedule and provides an alternative menu for patrons of the casino. Overall cost of operating the “Cut Above Buffet” accounts for the significantly higher percentage increase in the combined cost of hotel, food and beverage when compared to the percentage increase in the corresponding revenue. The “Cut Above Buffet” offers a premium menu, incurring a higher cost of sales, and has fulfilled the intention of attracting new customers to Womacks Gold Club.

        When comparing 2003 and 2002, an increase of 7.8% in restaurant revenues is primarily a result of the visibility obtained by opening Bob’s Grill on the gaming floor. In the third quarter of 2002 Womacks introduced Bob’s Grill on the first floor of the casino and operated the Gold Mine restaurant on a limited schedule. Relocation of the restaurant to the first floor increased its visibility. In February 2003, we doubled the capacity of Bob’s Grill and limited the use of the former Gold Mine restaurant, which is located on the second floor, to weekend and holiday buffets.

Other

    Comparing 2004 to 2003, we were able to marginally reduce general and administrative costs.

     Comparing 2003 to 2002, the increase in general and administrative costs is primarily attributable to Womacks’ contributions to the campaign organized by Colorado’s gaming industry against the proposed introduction of video lottery terminals (VLT’s) (see “Liquidity and Capital Resources”). Womacks’ contribution to the campaign totaled $0.13 million in 2003.

    The $0.16 million increase in depreciation expense when comparing 2004 to 2003 results from an increase of approximately $0.19 million in depreciation on new additions less the reduction in depreciation on assets that are fully depreciated. The Company allocated $1.2 million in interest expense to the Corporate & Other segment during the year ended December 31, 2004. Interest expense on the amounts advanced, but not repaid, to fund the Company’s acquisitions and the repurchase of the Company’s common stock is calculated using the effective rate on all borrowings under the RCF. The Company reduces the interest expense incurred by WMCK under the RCF by the amount of interest allocated to the Corporate & Other segment. The Company has not repaid the funds advanced for the Company’s acquisitions or the repurchase of the Company’s common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative $0.12 million in interest expense and debt issuance cost. During the same period in 2003, Womacks reported interest expense and debt issuance cost, of $1 thousand, net of $1.4 million in interest expense allocated to the Corporate & Other segment. Such decrease is attributable to the decrease in the weighted-average interest rate on the borrowings under the RCF, including effects of swap agreements, to 6.30% from 8.06% and a reduction in the average outstanding balance under the RCF to $11.8 million in 2004 from $12.6 million in 2003.

The decrease in interest expense, including debt issuance cost, to $1 thousand in 2003, net of $1.40 million in interest allocated to the Corporate & Other segment, from $0.27 million, net of $1.15 million in interest allocated to the Corporate & Other segment in 2002, is attributable to the decrease in the weighted-average interest rate on the borrowings under our credit facility with Wells Fargo, including effects of the swap agreements, to 8.72% from 9.75%. The average balance of the Wells Fargo credit facility increased to $12.6 million in 2003 from $11.7 million in 2002. The major factor for the increase in the average balance was $2.6 million borrowed in January 2003 to fund the purchase of the remaining 35% interest in Caledon. Since the second quarter of 2000, we have borrowed a total of $9.5 million under the Wells Fargo credit facility to fund other Company projects and an additional $3.8 million to fund the repurchase of shares of the Company’s common stock. The interest on the combined amount has resulted in a charge of approximately $1.4 million and $1.2 million to our Corporate & Other segment and is recognized as a reduction of interest expense in our Cripple Creek, Colorado segment in 2003 and 2002, respectively.

The Cripple Creek, Colorado segment recognized income tax expense of $1.9 million in 2004 versus $2.4 million in 2003, and $4.1 million in 2002, principally the result of a decrease in earnings before income taxes.

Central City, Colorado Segment

We are developing a casino and hotel project in Central City, Colorado. The proposed $40.0 million development includes a 60,000 square foot casino and back of house with 625 slot machines, six table games, 25 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We have also entered into a long-term agreement to manage the facility upon completion and licensing. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies and licensing by the Colorado Division of Gaming. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. Century currently is licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. Construction is expected to be completed approximately 14 months after funding arrangements have been finalized.

In conjunction with the settlement of the property on December 30, 2004, we incurred $8 thousand dollars in expenses that were allocated to the minority partner by agreement and therefore had no impact on the consolidated results.

South African Segment

The operating results of the South African segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Inter-company transactions, including fees to its Mauritian parent, shareholder’s interest and their related tax effects have been eliminated in the consolidated results. Improvement in the Rand versus the dollar when comparing 2004 to 2003 and 2003 to 2002 has had a positive impact on the reported revenues and a negative impact on expenses. Operational results in US dollars for the years ended December 31, 2004, 2003 and 2002 are as follows: (See next page for results in Rand).

CALEDON
Amounts shown in thousands	2004	2003	2002	% Change 2004 v. 2003	% Change 2003 v. 2002
Operating Revenue
Casino	$12,540	$9,211	$5,899	36.1%	56.1%
Hotel, food and beverage	2,778	2,301	1,437	20.7%	60.1%
Other (including promotional allowances)	(348)	(363)	(253)	-4.1%	43.5%
Net operating revenue	14,970	11,149	7,083	34.3%	57.4%

Costs and Expenses
Casino	5,096	3,993	2,322	27.6%	72.0%
Hotel, food and beverage	2,548	1,996	1,232	27.7%	62.0%
General and administrative	2,171	1,552	1,342	39.9%	15.6%
Depreciation	1,343	1,070	734	25.5%	45.8%
	11,158	8,611	5,630	29.6%	52.9%
Earnings from operations	3,812	2,538	1,453	50.2%	74.7%
Interest expense	788	929	804	-15.2%	15.5%
Other income, net	112	154	146	-27.3%	5.5%
Earnings before income taxes	3,136	1,763	795	77.9%	121.8%
Income tax expense	943	581	256	62.3%	127.0%
Net Earnings	$2,193	$1,182	$539	85.5%	119.3%

CENTURY CASINOS AFRICA
Operating Revenue
Other (including promotional allowances) (1)	$364	$-	$-	100.0%	-
Net operating revenue	364	-	-	100.0%	-
Costs and Expenses
General and administrative	1,528	352	155	334.1%	127.1%
Depreciation	-	3	-	-100.0%	100.0%
Property write-down and other write offs, net of (recoveries)	(175)	-	399	100.0%	-100.0%
	1,353	355	554	281.1%	-35.9%
Loss from operations	(989)	(355)	(554)	178.6%	-35.9%
Interest expense, net	597	-	-	100.0%	-
Other income, net	39	28	23	39.3%	21.7%
Loss before income taxes	(1,547)	(327)	(531)	373.1%	-38.4%
Income tax expense (benefit)	(627)	(94)	160	567.0%	-158.8%
Net Loss	$(920)	$(233)	$(691)	294.8%	-66.3%

MINORITY INTEREST EXPENSE	$-	$(22)	$(31)	-100.0%	-29.0%
SOUTH AFRICA NET EARNINGS (LOSS)	$1,273	$927	$(183)	37.3%	606.6%

Average exchange rate (Rand/USD)	6.45	7.43	10.41	-13.2%	-28.6%

(1) Includes foreign currency translation adjustment for sale of Verkrans, net of cost of disposition.

Operational results in Rand for the years ended December 31, 2004, 2003 and 2002 are as follows:

CALEDON							% Change 2004 v. 2003	% Change 2003 v. 2002
Amounts shown in thousands	2004		2003		2002
Operating Revenue
Casino	R	80,088	R	67,976	R	61,100	17.8%	11.3%
Hotel, food and beverage		17,753		17,061		14,863	4.1%	14.8%
Other (including promotional allowances)		(2,260)		(2,584)		(2,619)	-12.5%	-1.3%
Net operating revenue		95,581		82,453		73,344	15.9%	12.4%

Costs and Expenses
Casino		32,555		29,365		24,131	10.9%	21.7%
Hotel, food and beverage		16,247		14,998		12,717	8.3%	17.9%
General and administrative		13,813		11,484		13,847	20.3%	-17.1%
Depreciation		8,595		7,950		7,532	8.1%	5.5%
		71,210		63,797		58,227	11.6%	9.6%
Earnings from operations		24,371		18,656		15,117	30.6%	23.4%
Interest expense		5,072		6,950		8,394	-27.0%	-17.2%
Other income, net		729		1,167		1,495	-37.5%	-21.9%
Earnings before income taxes		20,028		12,873		8,218	55.6%	56.6%
Income tax expense		6,018		4,284		2,618	40.5%	63.6%
Net Earnings	R	14,010	R	8,589	R	5,600	63.1%	53.4%

CENTURY CASINOS AFRICA
Operating Revenue
Other (including promotional allowances)	R	(86)	R	-	R	-	-100.0%	-
Net operating revenue (loss)		(86)		-		-	-100.0%	-
Costs and Expenses
General and administrative		8,836		2,640		1,677	234.7%	57.4%
Depreciation		-		18		-	-100.0%	100.0%
Property write-down and other write offs, net of (recoveries)		(1,003)		-		4,182	-100.0%	-100.0%
		7,833		2,658		5,859	194.7%	-54.6%
Loss from operations		(7,919)		(2,658)		(5,859)	197.9%	-54.6%
Interest expense, net		3,749		-		-	100.0%	-
Other income, net		325		215		242	51.2%	-11.2%
Loss before income taxes		(11,343)		(2,443)		(5,617)	364.3%	-56.5%
Income tax expense (benefit)		3,686		(713)		(1,005)	417.0%	-29.1%
Net Loss	R	(7,657)	R	(1,730)	R	(4,612)	342.6%	-62.5%

MINORITY INTEREST EXPENSE	R	-	R	(176)	R	(490)	-100.0%	-64.1%
SOUTH AFRICA NET EARNINGS	R	6,353	R	6,683	R	498	40.0%	1,242.0%

Casino Market Data (in Rand)

	2004	2003	2002
Market share of the Western Cape AGP	5.9%	6.0%	6.1%
Market share of Western Cape gaming devices	11.3%	10.9%	11.2%
Average number of slot machines	288	274	254
Average slot machine win per day	693 Rand	623 Rand	596 Rand
Average number of tables	9	8	8
Average table win per day	2,132 Rand	1,928 Rand	1,995 Rand

The results discussed below are all based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

When comparing 2004 and 2003, the 17.8% increase in gross gaming revenue is attributable to a number of factors including an increase in the number of slot machines to 300 and tables to 10, the continuous marketing of cash coupons and improved management. We market an array of amenities at the resort to our guests as a complement to the gaming experience. These currently include a 92-room hotel, a variety of dining experiences, 3 bars, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and an equestrian center.

When comparing 2003 and 2002, the 11.3% increase in the gross casino revenue is attributable to a number of factors including an increase in the number of slot machines, the introduction of cash couponing and other successful marketing efforts, an expanded smoking section, improved management and employee training. The increase in casino expenses in excess of the increase in the corresponding revenue is attributable to the increased cost of marketing the casino, period cost associated with routine maintenance to the property, and to the effect of inflation. The Caledon Hotel, Spa and Casino competes against a much larger competitor located in a more populous area of the Western Cape.

Hotel, Food and Beverage

When comparing 2004 and 2003, hotel revenue increased 5.6%. Hotel occupancy was 48% for 2004 compared to 57% for 2003. Conference sales decreased 19.4%, while gift and leisure sales improved 110.1%. In June 2004, Caledon added a fourth restaurant to the already varied selection. This restaurant offers patrons Italian cuisine. Food and beverage revenue increased 6.2% in 2004 compared to 2003, as a result of the additional food and beverage facility plus changes to operating hours and a general price increase.

Hotel occupancy was 57% for 2003 compared to 58% in 2002. Conference sales showed a 10% improvement for 2003 compared to 2002, while leisure sales decreased by 6% in the corresponding period. Food and beverage revenue increased by 17.9%, primarily due to the increase in the number of theme dinners and banquets, as well as a general price increase.

We continue to make a number of repairs and improvements to the resort on an ongoing basis. Additionally, continuing inflationary pressures in South Africa have driven up base costs such as labor and supplies. When comparing 2003 and 2002, hotel repair cost increased by 40.1%, accounting for R0.84 million of the increase in expenses. Labor cost, including health insurance and uniforms, increased by 39.4%, accounting for R1.9 million of the increase in expenses.

Other

Other operating revenue principally consists of promotional allowances and revenue generated from the resort’s ancillary services, which include the adventure center, spa center, and conference room rental.

The weighted-average interest rate on the borrowings under the ABSA Bank loan agreement is 16.9% in 2004, 2003 and 2002. When comparing 2004 to 2003, interest expense has decreased by 27.0% as the principal balance of the term loans and capitalized lease are repaid. When comparing 2003 and 2002 interest expense has decreased by 17.2%, as the principal balance of the term loans and capitalized leases are repaid.

General and administrative expenses in Century Casinos Africa include R7.8 million in fees paid to CRI for services provided in 2004, which are eliminated in the consolidated results.

The R1.0 million in Property write-down and other write offs, net of (recoveries) is the recovery of the receivables in connection with the sale of our interests in Gauteng, South Africa.

We recognized a foreign currency translation gain on the disposition of Verkrans, resulting from the difference between the exchange rate at the time of purchase in March 2002 and the exchange rate at the time of sale in December 2004. The reported results include a gain of $0.38 million in US dollars, but no corresponding gain in Rand.

The interest expense at Century Casinos Africa is generated by loan agreements with its Mauritian parent, CRL and is eliminated in the consolidated results.

Cruise Ships Segment

The Cruise ships’ segment operating results for the years ended December 31, 2004, 2003 and 2002 are as follows:

Amounts shown in thousands	2004	2003	2002	% Change 2004 v. 2003	% Change 2003 v. 2002
Operating Revenue
Casino	$2,615	$1,677	$786	55.9%	113.4%
Other (including promotional allowances)	154	60	38	156.7%	57.9%
Net operating revenue	2,769	1,737	824	59.4%	110.8%

Costs and Expenses
Casino	1,836	1,172	537	56.7%	118.2%
General and administrative	-	3	1	-100.0%	200.0%
Depreciation	110	74	45	48.6%	64.4%
	1,946	1,249	583	55.8%	114.2%
Earnings from operations	823	488	241	68.6%	102.5%
Other income, net	-	17	-	-100.0%	100.0%
Earnings before income taxes	823	505	241	63.0%	109.5%
Income tax expense	25	150	88	-83.3%	70.5%
Net Earnings	$798	$355	$153	124.8%	132.0%

In 2004 we operated casinos on eight ships, four on Silversea, one on the World of ResidenSea and three on Oceania Cruises. In 2003 we operated seven casinos, four aboard Silversea, one on the World of ResidenSea and two on Oceania Cruises. During 2003 the Silversea’s Silver Wind ship returned to service in May after periodic maintenance operations. During the same year we opened casinos aboard the Oceania Insignia and Regatta. Following six months of routine maintenance operations, Silversea’s Silver Cloud and Oceania’s Insignia returned to operations in March 2004. In April 2004, we opened a casino aboard Oceania’s Nautica. The Nautica remained in service until November 2004, when it went into dry dock for routine maintenance.

In 2003 we operated casinos on a total of seven ships: four from Silversea, one on the World of ResidenSea and two on Oceania Cruises. In 2002, the Company operated casinos on four ships, three on Silversea and one on the World of ResidenSea. In May 2003, Silversea’s Silver Wind ship, which was taken out of service in October 2001 after the events of September 11, 2001, returned to operation. In April 2003, the Company opened a casino aboard Oceania’s Insignia and a casino aboard their Regatta ship in June 2003.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $1.0 million, $0.6 million and $0.14 million of the total casino expenses incurred in 2004, 2003 and 2002, respectively.

Casino expenses, excluding concession fees, dropped to 30.8% of casino revenue in 2004 compared to 34.8% in 2003, reflecting our ability to leverage cruise ship operations. In 2002, casino expenses, excluding concession fees, constituted 50.8% of casino revenues.

We anticipate we will repeatedly experience severe fluctuations in the revenue generated on each cruise depending on the number of passengers and the quality of the players. This is a condition that is beyond our control.

The cruise ship concession agreements were assigned to our Mauritian subsidiary as of October 1, 2003 and have since been subject to an effective tax rate of 3%.

Corporate & Other Segment

Amounts shown in thousands	2004	2003	2002	% Change 2004 v. 2003	% Change 2003 v. 2002
Operating Revenue
Other	$1,428	$114	$170	1,152.6%	-32.9%
Net operating revenue	1,428	114	170	1,152.6%	-32.9%

Costs and Expenses
General and administrative	3,085	2,152	2,172	43.4%	-0.9%
Property write-down and other write offs net of (recoveries)	(6)	(35)	746	-82.9%	-104.7%
Depreciation	28	172	191	83.7%	-9.9%
	3,107	2,289	3,109	35.7%	-26.4%
Income from unconsolidated subsidiary	55	-	-	100.0%	-
Loss from operations	(1,624)	(2,175)	(2,939)	-25.3%	-26.0%
Interest expense	1,258	1,422	1,171	-11.5%	21.4%
Other income, net	939	352	323	166.8%	9.0%
Non-operating items from unconsolidated subsidiary	(5)	-	-	-100.0%	-
Loss before income taxes	(1,948)	(3,245)	(3,787)	-40.0%	-14.3%
Income tax benefit	(1,541)	(1,273)	(2,119)	21.1%	-39.9%
Loss before minority interest	(407)	(1,972)	(1,668)	-79.4%	-18.2%
Minority Interest	(98)	-	-	100.0%	-
Net Loss	$(505)	$(1,972)	$(1,668)	-74.4%	-18.2%

Net operating revenue principally consisted of casino technical service fees earned from operating Casino Millennium in Prague, Czech Republic of $0.10 million $0.11 million and $0.15 million in 2004, 2003 and 2002, respectively and $1.3 million in fees earned by CRI for services provided to CCA in 2004, which are eliminated in the consolidated results. In August 2002, Prague experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino was severely limited for months following the disaster and negatively affected the casino operation. Effective September 1, 2002, casino technical service fees and interest due to us are not being accrued until a certainty of cash flow is attained for Casino Millennium.  These fees will be recognized when payment is certain.

Property write-down and other write-offs, net of (recoveries) in 2004 include $43 thousand in unpaid technical services fees recovered from Casino Millennium, which was written off in 2002, net of $37 thousand in cost related to the casino development in Central City. Property write-down and other write-offs, net of (recoveries) in 2003 include $35 thousand in unpaid casino technical service fees recovered from Casino Millennium, which was written off in 2002. Property write-down and other write-offs in 2002 includes a pre-tax charge in the amount of $0.45 million to reduce the value of a non-operating property held by the Company in Nevada to its fair value, less costs to sell, based on the current assessment of the property and a pre-tax charge of $0.30 million to write off unpaid casino technical service fees and loans related to its operations in Prague, Czech Republic. An additional $26 thousand in interest income on the unpaid casino technical service fees and loans was also written off, bringing the total pre-tax charge for the segment to $0.77 million.

Other income, net, is primarily derived from interest earned on a $5.7 million note between our wholly owned subsidiary, WMCK Venture Corp. and CCI and interest earned by CRL on loans with its South African subsidiary, CCA. The interest income is eliminated in consolidation.

Other Projects Under Development

CCI, along with its partner, 746306 Alberta, Ltd., plan to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 40-room hotel. The project is expected to cost approximately $22.8 million ($27.5 million Canadian dollars). Completion of this project is subject to obtaining acceptable project financing. Construction is expected to take approximately 14 months from finalization of funding arrangements. Upon completion of construction Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission. On December 17, 2004 the AGLC granted approval to begin construction of the casino property. As is customary in Canada, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

On October 18, 2004, we entered into an agreement with the owners of Landmark Gaming LC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. The application was submitted on November 11, 2004.

If a license is granted, we will contribute $1.25 million in cash through Century Casinos Iowa, Inc., our wholly owned subsidiary, to Landmark Gaming LC, in exchange for a 40% ownership interest. The current owners of Landmark Gaming LC will contribute the land to be used for the project and certain land options in return for a 60% ownership interest. Century Casinos Management, Inc. has entered into a long term agreement to manage the casino once the project is operational in return for a share in gross revenues plus a share in EBITDA. Our cash contribution and the beginning of construction are subject to various conditions and approvals, including, but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence. We will be notified on May 11, 2005 if a license is granted to us.

If a casino license is awarded to Landmark Gaming LC, the Landmark Hotel and Casino is projected to be open within 15 months of license award and finalization of funding arrangements. The proposal includes a casino with up to 1,200 slot machines, 34 tables, 120 hotel rooms, 1,500 parking spaces and will employ approximately 600 people. A study completed by independent casino and lodging industry consultants Gaming & Resort Development, Inc. estimates total development costs to be $67 million and projected first year net revenue of $72 million.

Liquidity and Capital Resources

We generate substantial cash flows from operating activities, as reflected in the Consolidated Statement of Cash Flows. For 2004, we reported cash flows from operating activities of $8.5 million compared to $5.8 million in 2003 and $7.4 million in 2002. These cash flows reflect the impact on our consolidated operations of the success of our marketing programs and on-going cost containment focus.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

      Cash and cash equivalents totaled $8.4 million plus restricted cash of $0.7 million at December 31, 2004. Net working capital totaled $1.9 million. Additional liquidity may be provided by our revolving credit facility (“RCF”) with Wells Fargo Bank, under which the Company had a total commitment of $26 million ($20.94 million net of the quarterly reduction) and unused borrowing capacity of approximately $5.3 million at December 31, 2004. The maturity date of the borrowing commitment is August 2007. In October 2004, an amendment to the RCF changed the aggregate commitment reduction schedule under the RCF. Effective with the amendment, there will be no quarterly reduction until July 1, 2005. The available balance will be reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.72 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. The change in the scheduled reduction provides us with approximately $2.5 million additional availability over the next one and a half years. We have the flexibility to use the funds for various business projects and investments.

Cash used in investing activities of $7.1 million for the year ended December 31, 2004 consisted of: $3.5 million capital contribution by us for Century Casinos Tollgate, Inc., $0.44 million towards the upgrade of the slot accounting system, $1.9 million towards new slot games, $1.5 million in improvements to the property in Caledon, South Africa, $0.18 million in expenditures to outfit the cruise ships and $0.5 million in expenditures for other long-lived assets, less $0.21 million in proceeds from the disposition of assets and $0.75 million, 4.4 million Rand, in proceeds from the disposition of the common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd.

Cash used in investing activities of $3.5 million for the year ended December 31, 2003, consisted of: $0.68 million towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing a larger, more player friendly gaming space and the ability to increase Womacks’ slot machine capacity; $0.39 million for new slot machines; $0.84 million for additional improvements to the property in Caledon, South Africa, including $61 thousand for additional capitalized building costs related to the original construction; $1.26 million towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $0.92 million of which was applied against the minority shareholder liability and $0.34 million of which increased the carrying value of the land in Caledon; $0.19 million towards outfitting the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind; $0.49 million due to expenditures for other long-lived assets, less $0.31 million in proceeds from the disposition of assets.

Cash used in investing activities of $4.4 million for the year ended December 31, 2002, consisted of: $1.4 million towards the purchase and improvements of the Palace Hotel in Cripple Creek and property; $1.2 million towards the expansion of the Womacks casino at the rear of the property; $0.13 million towards the construction of a restaurant and grill on the first floor of the Womacks casino; $0.81 million on new gaming equipment; $0.48 million for additional improvements to the property in Caledon, South Africa; $0.46 million primarily for land purchased for proposed casino development in Johannesburg, South Africa and $0.28 million for expenditures of other long-lived assets, less $0.26 million in proceeds from the disposition of assets and $7 thousand from a decrease in restricted cash.

      Cash provided by financing activities of $1.9 million for the year ended December 31, 2004 consisted of: net borrowings of $3.9 million under the RCF with Wells Fargo, primarily for the $3.5 million capital contribution to the Central City Colorado project, net repayments of $1.32 million under the loan agreement with ABSA, repayment of a $0.4 million note payable to a founding shareholder, and other net repayments of $0.2 million, less net borrowing of $90 thousand from a former director, which was subsequently repaid in 2004, additional deferred financing and licensing charges incurred by the Company with a cost of $0.11 million and $31 thousand in proceeds from the exercise of stock options.

Cash used in financing activities of $2.6 million for the year ended December 31, 2003 consisted of: net borrowings of $0.26 million under the RCF with Wells Fargo plus $0.85 million in proceeds from the exercise of stock options and other net borrowings of $43 thousand, less net repayments of $1.25 million under the loan agreement with ABSA Bank, $1.26 million to acquire a loan to CCAL held by the minority shareholder, Caledon Overberg Investments (Proprietary) Limited (“COIL”); $0.13 million towards the repurchase of the Company’s common stock on the open market at cost; and $1.11 million towards the purchase of 489,264 shares of common stock from a former director, James Forbes, at a per share price of $2.26.

Cash used in financing activities of $1.5 million for the year ended December 31, 2002 consisted of net repayments of $0.30 million under the RCF with Wells Fargo, plus net repayments of $0.61 million under the loan agreement with ABSA Bank, additional deferred financing charges incurred by the Caledon Hotel, Spa and Casino, with a cost of $23 thousand, additional deferred financing charges incurred by the Company to amend the RCF, with a cost of $92 thousand, the repurchase of the Company’s common stock on the open market with a cost of $0.39 million and other net repayments of $0.11 million, less $26 thousand in proceeds from the exercise of stock options.

We maintain a revolving line of credit facility and one swap agreement, as more fully described in Note 5, “Long-Term Debt”, to the Consolidated Financial Statements, with Wells Fargo to fund current operations and future investments. Currently, the $26 million credit facility matures in August 2007. At December 31, 2004, the maximum available under the credit facility was $20.94 million and the unused borrowing capacity was approximately $5.3 million. The Company’s weighted-average interest rate on the credit facility was 6.30% in 2004, 8.06% in 2003 and 9.15% in 2002. In an environment of falling interest rates, as we have seen throughout the majority of the last three years, swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the credit facility would have been 4.06% in 2004, 3.98% in 2003 and 4.68% in 2002. A portion of the proceeds of borrowings under the credit facility were used for the development of The Caledon Hotel, Spa and Casino and for initial development costs on the Central City, Colorado project. The credit facility is secured by substantially all of the real and personal property of Womacks. Under the credit facility, we are required to comply with certain customary financial covenants, and are subject to certain capital expenditure and investment restrictions.

We also have an outstanding loan with ABSA Bank in South Africa as more fully described in Note 5 to the Consolidated Financial Statements, which provided a principal loan to fund the development of the Caledon project and a standby facility to provide working capital. Outstanding borrowings under the principal loan and standby facility bear interest at 17.05% and 15.1%, respectively. As of December 31, 2004 the entire amount has been advanced against the loan and the standby facility.

Our Board of Directors has approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. During 2004, we did not repurchase any common stock on the open market. During 2003, we repurchased 59,100 shares of our common stock on the open market at an average cost of $2.24 and 489,264 shares from one of our former directors at a price of $2.26 per share. Beginning in 1998 and through 2003, we have repurchased 1,174,004 shares of our common stock at a total cost of approximately $2.3 million.

We believe that our cash at December 31, 2004, together with expected cash flows from operations and borrowing capacity under the Wells Fargo credit facility, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of a casino in Central City, Colorado. Under the terms of the agreement, the loan will mature on October 4, 2005 at which time the principal is due with interest calculated at prime plus 0.5%. At the inception of the loan,  prime is 5.75%. The note is secured by the existing property and improvements and by commercial guarantees provided by Century Casinos, Inc. and its partner Tollgate Venture LLC.

The primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit with commercial banks or other debt instruments to supplement our working capital and investing requirements. We anticipate that these sources of cash flows are sufficient to meet our near-term operating cash requirements. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time the Company expects to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties.

Contractual Obligations and Commercial Commitments

The following is a schedule of contractual obligations and commercial commitments as of December 31, 2004.

Contractual Obligations	Payments Due by Period Amounts shown in thousands
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$20,272	$2,356	$17,916	$-	$-
Capital Lease Obligations	278	203	60	15	-
Operating Leases	924	459	247	180	38
Total Contractual Cash Obligations	$21,474	$3,018	$18,223	$195	$38

Recent Accounting Pronouncements

In December 2003, FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46(R) addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. The Company adopted FIN 46(R) on January 1, 2004. The Company has determined that CM (Note 3) is a variable interest entity as defined by FIN 46 (R). The Company has also determined that it is not the primary beneficiary as defined by FIN 46 (R) and has, therefore, accounted for the Company’s 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, the Company has recognized the difference between the investment and the underlying cost of the equity as goodwill and reported its percentage of the earnings in CM as equity in income from unconsolidated subsidiary.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in the recognition of no compensation cost. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective for fiscal years beginning after June 15, 2005. We are currently assessing the valuation options allowed under SFAS 123R. We have not yet determined the impact of applying the various provisions of SFAS 123R, however, based on our current options outstanding, we believe the impact on earnings will be significant.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This eliminates the exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this new standard, but do not expect the adoption of SFAS 153 to have a material impact on its financial position, results of operations or cash flows.

Factors That May Affect Future Results

Substantially all of our revenue and operating income are derived from our Cripple Creek, Colorado and Caledon, South Africa casinos, and any factors that adversely impact one or both of these facilities may have a significant impact on our results of operations.

Over 96% of our net operating revenue and approximately 92% of earnings from operations, excluding operating income reported for CCA in the South African segment and that reported in the Corporate and Other segment, for the years ended December 31, 2004 and 2003 were derived from our casinos in Cripple Creek and Caledon. We expect that a substantial portion of our revenue and operating income for the immediate future will continue to be derived from our operations at these two facilities. If new competitors enter one of these markets, our effective rate of taxation is increased, economic conditions in one of these regions deteriorates or a business interruption to one of these facilities occurs, our operating revenues and cash flow could decline significantly, which may have a material adverse effect on the price of our common stock.

We face significant competition, and if we are not able to compete successfully our results of operations will be harmed.

We face intense competition from other casinos in Cripple Creek, Colorado and in the Western Cape region of South Africa. Competitors in Cripple Creek include some casinos of similar size to ours and many other smaller casinos. In South Africa, we compete with a much larger casino in Cape Town, and to a lesser extent with two smaller casinos. Construction on a fourth smaller casino, located in Worcester, is expected to begin in November 2005 with an opening projected by the second quarter of 2006. We seek to compete in the Colorado market through promotion of our frequent players club called Womacks Gold Club and other marketing efforts, and in South Africa by emphasizing Caledon’s destination resort appeal, players’ club programs, and by superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. In addition, the primary market served by our Cripple Creek facility is Colorado Springs, Colorado, which is 45 miles away, and Cripple Creek is generally not a destination resort. The number of casino and hotel operations in Cripple Creek may exceed market demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout the U.S. as well as internationally. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations. We are particularly vulnerable to competition at our Cripple Creek facility. If other gaming operations were to open closer to Colorado Springs, our operations in Cripple Creek could be substantially harmed, which would have a material adverse effect on our operations.  In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us.

We face extensive regulation from gaming and other regulatory authorities, which involves considerable expense and could harm our business.

Licensing requirements: As owners and operators of gaming facilities, we are subject to extensive state, local, and in South Africa, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Division of Gaming or the Western Cape Gambling and Racing Board, may for any reason set forth in applicable legislation, rules and regulations limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We may not be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

    Gaming authorities in the U.S. generally can require that any beneficial owner of our securities, including holders of our common stock file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities, to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Potential changes in regulatory environment: From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. For instance, in November 2003, a Colorado ballot issue was proposed that would have permitted the installation of at least 500 video lottery terminals or “VLTs” at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. If this ballot issue had passed, our casino operations in Cripple Creek might have suffered from reduced player visits and declining revenues. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado or other markets in which we operate.

Taxation and fees: We believe that the prospect of significant revenue is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could materially increase our tax expenses and impair our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We have announced plans, jointly with another party, to develop and operate a casino in Edmonton, Alberta, Canada, have joined with a partner to develop and operate a casino and hotel in Central City, Colorado, and have filed a gaming application along with a partner for a casino and hotel in Franklin County, Iowa. Each of these projects has pending applications for gaming licenses, and we would be required to obtain a gaming license for any additional facility we attempt to open. Each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs, which could be significant.

Even if we receive licenses to open and operate proposed new facilities, commencing operations at our proposed new casino projects will require substantial development to become operational. Development activities involve expenses and risks, including expenses involved in securing required licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. One or more of these risks may result in one or more of our currently proposed properties not being successful. If we are not able to successfully commence operations at these properties, our results of operations could be harmed.

We may face disruption in integrating and managing facilities we open or acquire in the future, which could adversely impact our operations.

We continually evaluate opportunities to open new properties, some of which are potentially significant in relation to our size. For instance, completion of our planned casino in Edmonton, Alberta, Canada will require capital investments of up to $22.8 million. For the development in Central City, Colorado, we expect the capital investments to amount to approximately $40 million, and we estimate the proposed capital investment in Franklin County, Iowa will be approximately $67 million. We expect to continue pursuing expansion opportunities, and we could face significant challenges in managing and integrating expanded or combined operations resulting from our expansion activities. The integration of any new properties we open or acquire in the future will require the dedication of management resources that may temporarily divert attention from the day-to-day business of our existing operations, which may interrupt the activities of those operations and could result in deteriorating performance from those operations. Management of new properties, especially in new geographic areas, may require that we increase our managerial staff, which would increase our expenses.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue from operations located on three continents and on cruise ships operating around the world. Our management is located in the United States, South Africa and Continental Europe (Czech Republic and Austria). As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes. In addition, our results are affected by changes in the value of certain currencies, particularly the value of the South African Rand against the U.S. dollar. We do not hedge our exposure to the Rand, and a declining Rand may adversely affect the revenues we report from our South African operations. Moreover, economic or political instability in one or more of our markets could adversely affect our operations in those markets.

A downturn in general economic conditions may adversely effect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks, such as those that occurred on September 11, 2001, and related to the war with Iraq, which may affect our customers' willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely effect our results of operations.

The Cripple Creek, Colorado and Caledon South, Africa markets, which are important to our business, are subject to seasonal fluctuations.

Because Cripple Creek, Colorado is a mountain tourist town, its gaming market is subject to seasonal fluctuations. Typically, gaming revenues are greater in the summer tourist season and are lower from October through April. During the year ended December 31, 2004, the revenue attributable to our Cripple Creek, Colorado operations fluctuated from a high of $5.75 million in the third quarter to a low of $4.1 million in the fourth quarter.

The gaming market in Caledon, South Africa is also subject to seasonal fluctuations. Typically, gaming revenues are greater in their summer holiday season and are lower from February through November. During the year ended December 31, 2004, the revenue attributable to our Caledon, South Africa operations fluctuated from a high of $4.4 million in the fourth quarter to a low of $3.3 million in the first quarter.

If we are not able to offset seasonal declines in our Cripple Creek, Colorado and Caledon, South Africa operations with additional revenue from other sources, our quarterly results may vary considerably from period to period, which could cause the price of our common stock to be volatile.

Inclement weather and other conditions could seriously disrupt our business, financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. For instance, in August 2002, Prague experienced a devastating flood throughout the city. Public access to the city in the vicinity of the Casino Millennium, which we operate, was severely limited for months following the disaster and negatively affected casino operations. High winds and blizzards limit access to our property in Cripple Creek from time to time, and hurricanes or other severe storms may impact the operations of our cruise ship casino facilities. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenues will suffer, which would harm our operating results.

Fluctuations in currency exchange rates could adversely affect our business.

Our facility in Caledon, South Africa represents a significant portion of our business, and the revenue generated and expenses incurred by the Caledon facility are generally denominated in South African Rand. A decrease in the value of the Rand in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our South African operations when translated into U.S. dollars, which would adversely affect our consolidated results and could cause the price of our common stock to decrease. In addition, we expect to expand our operations into other countries and, accordingly, we will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations in the Rand, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

The loss of key personnel could have a material adverse effect on us.

We are highly dependent on the services of Erwin Haitzmann, our Chairman and Co-Chief Executive Officer, Peter Hoetzinger, our Vice Chairman, President and Co-Chief Executive Officer, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

The availability and cost of financing could have an adverse effect on our business.

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

      Our revolving credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, primarily through our Colorado operating subsidiary, including maximum leverage ratios and total fixed cost coverages. In addition, our revolving credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. If we fail to comply with the restrictions contained in our revolving credit facility, the resulting event of default could result in our lender accelerating the indebtedness under the credit facility. These restrictions limit our operating flexibility and may cause us not to engage in transactions that we would otherwise consider to be advantageous to our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the United States on the NASDAQ SmallCap Market, which is characterized by small issuers and a lack of significant trading volumes. These factors may result in volatility in the price of our common stock. The trading price of our stock varied from a low of $2.76 to a high of $9.77 during 2004.

Our casino management agreements may be terminated under certain circumstances, and certain of those agreements expire during 2005.

We conduct our cruise ship business segment and our operations at the Casino Millennium in Prague pursuant to technical casino services or similar concessionaire agreements. These contracts generally provide for cancellation with a limited notice period. In addition, several of our cruise ship agreements are expiring in 2005. Accordingly, we could lose the revenue stream associated with these contracts on short notice, which may adversely affect our operating results.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While we have not experienced any shortages of energy that have hampered our operations, the recent substantial increases in the cost of electricity in the U.S. may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases. Dramatic increases in fuel prices may also adversely affect customer visits to our casino properties.

We may be required in the future to record impairment losses related to the goodwill we currently carry on our balance sheet.

We had $8.8 million of goodwill as of December 31, 2004 and $8.1 million of goodwill as of December 31, 2003. Accounting rules require that we make certain critical estimates and assumptions related to our determinations as to the future recoverability of the goodwill we report on our balance sheet. If we were to determine that the value of the goodwill carried on our balance sheet is impaired, we may be required to record an impairment charge to write down the value of our goodwill, which would adversely effect our results during the period in which we recorded the impairment charge.

Certain anti-takeover measures we have adopted may limit our ability to consummate transactions that some of our stockholders might otherwise be in favor of.

We have a fair price business combination provision in our certificate of incorporation, which requires approval by holders of 80% of our outstanding shares of voting stock of certain business combinations and other transactions. We also have adopted a stockholder rights plan that allows certain of our stockholders to purchase significant amounts of our common stock at a discount in the event any third party acquires a significant ownership interest in us or attempts to acquire us. In addition, our certificate of incorporation allows our Board of Directors to issue shares of preferred stock without stockholder approval. These provisions generally have the effect of requiring that any party seeking to acquire us negotiate with our Board of Directors in order to structure a business combination with us. This may have the effect of depressing the price of our common stock due to the possibility that certain transactions that our stockholders might favor could be precluded by these provisions.

Certain provisions in our certificate of incorporation may require one or more stockholders to sell their stock to us, even if the stockholder would not otherwise want to divest itself of our common stock.

Gaming regulations in various jurisdictions in which we operate impose certain restrictions on the equity ownership of licensed casino operators. In order to facilitate compliance with these regulations and to preserve our ability to be awarded additional gaming licenses in the future, our certificate of incorporation includes a provision which allows our Board of Directors to redeem shares of stock held by one or more stockholders to the extent necessary to keep us in compliance with existing gaming regulations or to allow us to secure additional gaming licenses. As a result, a stockholder could be required to sell our stock at a time when such stockholder may consider our stock to be undervalued or may otherwise not want to sell our stock.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2004. Actual results may differ materially.

Interest Rate Sensitivity

We are subject to interest rate risk on the outstanding borrowing under the credit facility with Wells Fargo. Interest on the credit facility is variable based on the interest rate option selected by us, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR.

In order to minimize the risk of increases in the prime rate or LIBOR, we entered into two interest-rate swap agreements on a total of $11.5 million notional amount of debt. In 1998, we entered into a five-year interest rate swap agreement which matured on October 1, 2003 on $7.5 million notional amount of debt under the credit facility, whereby we paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, we entered into a second five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the credit facility, whereby we pay a LIBOR-based fixed rate of 7.95% and receive a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to us to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. For example, for each hypothetical 100 basis points decrease in the three month LIBOR rate below the fixed rate paid by us less the applicable margin, results in an increased use of $0.12 million in cash on an annual basis. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, the same hypothetical 100 basis point increase results in an increased use of $40 thousand in cash on an annual basis. In an environment of falling interest rates, as we have seen in the majority of the last three years, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the credit facility would have been 4.06% in 2004, 3.98% in 2003, and 4.68% in 2002. We have not entered into any new swap agreements subsequent to December 31, 2004.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations are conducted outside of the U.S., we enter into transactions in other currencies, primarily the South African Rand.

Fluctuations in the Rand affect the value of our investment in the Caledon Hotel, Spa and Casino. A hypothetical devaluation of 10% in the dollar vs. the Rand based on the exchange rate as of December 31, 2004 would reduce the value of our investment by approximately $1.2 million.

Foreign currency fluctuations also have an impact on reported earnings, primarily those of our South African subsidiaries. We have reported our significant foreign currency activity, primarily South Africa, in both Rand and in U.S. dollars, in our discussion and analysis of the South African segment.

Item 8. Financial Statements and Supplementary Data

     See “Index to Financial Statements” on page 2 hereof.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(2) and 15d-15(e) under the Securities Exchange Act of 1937, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective, with the exception of the material weakness relating to internal control over the recording of fixed assets in our South African operating subsidiary as discussed hereafter.

Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, in conjunction with the 2004 audit, our independent registered public accounting firm, notified us that they had identified matters involving internal control over financial reporting and its operation that they consider to be a material weakness. These matters relate to the controls over the recording of fixed assets in our South African operating subsidiary. The failure to detect the weakness can be attributed to a lack of substantive policy on capitalization of fixed assets and a deficiency in our internal review process as it relates to the South African operation.

We are in the process of developing a complete plan to remediate the identified material weakness in our internal controls over financial reporting. We immediately instituted a series of policies to improve the control over the capital asset activity in South Africa and have begun a complete physical inventory of the same.

Risks Regarding Controls and Procedures - In addition to remedying the identified material weakness in our internal control over financial reporting discussed above, we are beginning the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect to be applicable to us for our fiscal year ending December 31, 2005. We are exposed to increased costs and risks associated with complying with these requirements, and we will need to spend management time and internal and external resources to document and test our internal controls in anticipation of Section 404 reporting requirements.

Our management, including our Chief Executive Officers, Senior Vice-President and Chief Accounting Officer, does not expect that our disclosure controls or our internal controls will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the captions “Information Concerning Directors and Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co Chief Executive Officers, our President, our Senior Vice President and our Principal Accounting Officer. A complete text of this Code of Ethics is available in Exhibit 14 filed with the Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation.

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Information Concerning Directors and Executive Officers” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Voting Securities” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information in this item is incorporated by reference from our Definitive Proxy material with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information in this item is incorporated by reference from our Definitive Proxy material with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

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

The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1998 and are incorporated herein by reference:

Exhibit No.	Description

10.78	Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek (“Lessor”) and WMCK Venture Corporation (“Lessee”)

The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 1999 and are incorporated herein by reference:

Exhibit No.	Description

10.79	Casino Services Agreement dated January 4, 1999 by and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s.

10.80	Option to Purchase Real Property dated March 25, 1999, by and between Robert J. Elliott (“Optionor”) and WMCK Venture Corp. (“Optionee”).

10.81	Letter Amendment to Note Agreement dated April 1, 1999, by and between Century Casinos, Inc. and Thomas Graf.

The following exhibit was filed with the Form 10-QSB for the quarterly period ended June 30, 1999 and is incorporated herein by reference:

Exhibit No.	Description

10.82	Master Lease Agreement dated January 4, 1999 by and between Casino Millennium a.s. and Century Management und Beteiligungs GmbH.

The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 1999 and are incorporated herein by reference:

Exhibit No.	Description

10.86	Casino Management Agreement, dated December 3, 1999, by and between Caledon Casino Bid Company (Pty) Limited and Century Casinos Africa (Pty) Ltd.

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

10.88	Memorandum of Agreement, dated January 7, 2000, by and between B. H. Centrum a.s (a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc.

10.89	Assumption and Modification Agreement, dated February 7, 2000, by and between Marcie I. Elliott (“Optionor”) and WMCK Venture Corporation (“Optionee”)

10.92	Amendment No. 1 to Parking Lease - Option to Purchase, dated February 17, 2000, by and between City of Cripple Creek (“Lessor”) and WMCK Venture Corporation (“Lessee”).

The following exhibits were filed with the Form 10-QSB for the quarterly period ended March 31, 2000 and are incorporated herein by reference:

Exhibit No.	Description

10.93
Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated April 21, 2000.

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

The following exhibits were filed with the Form 10-QSB for the quarterly period ended June 30, 2000 and are incorporated herein by reference:

Exhibit No.	Description

10.96	Loan Agreement, dated April 13, 2000, between PSG Investment Bank Limited and Caledon Casino Bid Company (Proprietary) Limited.

10.97
Subordination, Cession and Pledge Agreement, dated April 13, 2000, between PSG Investment Bank Limited, Century Casinos Africa (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Caledon Casino Bid Company (Proprietary) Limited.

The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2000 and are incorporated herein by reference:

Exhibit No.	Description

10.98
Shareholders Agreement, dated November 4, 2000, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 8.5, 15.1 and 15.2 of this agreement only), Overberg Empowerment Company Limited and The Overberg Community Trust.

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

10.101
First Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated August 22, 2001.

The following exhibits were filed with the Form 10-KSB for the fiscal year ended December 31, 2001 and are incorporated herein by reference:

Exhibit No.	Description

10.102	Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated March 1, 2001.

10.103	Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated March 1, 2001.

10.104	Equity Subscription Agreement by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd. dated September 7, 2001.

10.105
Memorandum of Agreement by and between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Century Casinos Africa (Pty) Ltd. and Fortes King Hospitality (Pty) Ltd. (and/or its successor to the Hotel Management Agreement - FKH) dated September 20, 2001.

10.106
Amendment to Loan Agreement between Century Casinos Africa (Pty) Limited and Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.), Caledon Overberg Investments (Pty) Limited and Century Casinos, Inc. dated September 20, 2001.

10.107	Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated October 11, 2001.

10.108	Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated October 11, 2001.

10.109	Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann dated October 12, 2001.

10.110	Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger dated October 12, 2001.

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

10.115
Second Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated August 28, 2002.

The following exhibits were filed with the Form 10-K for the fiscal year ended December 31, 2002 and are incorporated herein by reference:

Exhibit No.	Description

10.116	First Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated May 01, 2000.

10.117	Second Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated March 12, 2001.

10.118	Third Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated June 1, 2001.

10.119	The Management Agreement by and between Century Casinos, Inc. and Respond Limited, dated January 1, 2002.

10.120	Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003.

10.121	Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003.

10.122	Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated October 12, 2002.

10.123	Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated October 12, 2002.

10.124	Sale Agreement between Century Casinos Africa (Pty) Limited and Caledon Overberg Investments (Pty) Limited dated January 7, 2003.

10.125	Cancellation Agreement between NEX Management (Pty) Ltd. and Century Casinos Caledon (Pty) Ltd. dated January 10, 2003.

10.126	Fourth Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated March 10, 2003.

The following exhibits were filed with the Form 10-Q for the quarterly period ended March 31, 2003 and are incorporated herein by reference:

Exhibit No.	Description

10.127	Waiver and Release Agreement by and between Century Casinos, Inc. and James D. Forbes (director) dated May 01, 2003.

10.128	Agreement of Termination of Management Agreement Incorporating New Consulting Agreement by and between Century Casinos Inc and Respond Limited dated May 01, 2003.

The following exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 2003 and are incorporated herein by reference:

Exhibit No.	Description

10.129	Fifth Amendment to Restated Employees’ Equity Incentive Plan, dated June 4, 2003.

10.130	Brokerage Agreement between Novomatic AG and Century Casinos, Inc. dated January 4, 2000 and Amendment No. 1 to Brokerage Agreement dated July 24, 2003.

The following exhibits were filed with the Form 10-K for the year ended December 31, 2004 and are incorporated herin by reference:

Exhibit No.	Description

14           Code of Ethics

The following exhibit was filed with the Form 10-Q for the quarterly period ended March 31, 2004 and is incorporated herein by reference:

Exhibit No.	Description

10.131	Adjustment/Amendment No. 3 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated March 29, 2004.

The following exhibits were filed with the Form 10-Q for the quarterly period ended September 30, 2004 and are incorporated herein by reference:

Exhibit No.	Description

10.132	Contribution agreement dated as of October 12, 2004 among Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC.

10.133	Limited Liability Company Agreement of CC Tollgate LLC dated as of October 12, 2004.

10.134	Casino Services Agreement by and between CC Tollgate LLC and Century Resorts International Limited dated October 12, 2004.

10.135	Memorandum of Understanding by and between Gayle Burnett, Roger Burnett, B. Michael Dunn and Century Casinos, Inc. dated October 13, 2004.

10.136	Third Amendment to Restated Credit Agreement dated October 27, 2004 among WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A.

10.137	Amended and Restated Brokerage Agreement between Novomatic AG and Century Resort Limited (rights transferred from Century Casinos, Inc.) dated October 1, 2004.

10.138	Employment agreement by and between Century Casinos, Inc. and Mr. Richard S. Rabin, Chief Operating Officer, North America dated July 19, 2004.

The following exhibits were filed on Form 8-K during the quarterly period ended December 31, 2004 and are incorporate herein by reference:

Exhibit No.	Description

10.139	Settlement of Loans Agreement between Century Resorts Limited, Century Casinos Africa (Proprietary) Limited, Silverstar Development Limited and Jose De Silva, effective December 1, 2004.

10.140	Verkrans Sale Agreement between Silverstar Development Limited and Century Casinos Africa (Proprietary) Limited, effective December 1, 2004.

10.141	Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Resorts Limited, transfer all rights to Akani, effective December 1, 2004.

10.142	Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Casinos West Rand (Proprietary) Limited, transfer all rights to Akani, effective December 1, 2004.

10.148	Promissory Note and Business Loan Agreement between Tollgate LLC and Colorado Business Bank dated April 8, 2005, and associated Commercial Guarantee provided by Century Casinos, Inc..

The following exhibits are filed herewith:

Exhibit No.	Description

21	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

23.2	Consent of Independent Auditors

31.1	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chairman of the Board and Co-Chief Executive Officer.

31.2	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Vice-Chairman and President, and Co-Chief Executive Officer.

31.3	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Senior Vice-President.

31.4	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chief Accounting Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co-Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President, and Co-Chief Executive Officer.

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice-President.

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

By:/s/ Erwin Haitzmann	By:/s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)	Peter Hoetzinger, Vice-Chairman of the Board, Co-Chief Executive Officer and President (Co-Principal Executive Officer)

By:/s/ Larry Hannappel	By:/s/ Ray Sienko
Larry Hannappel, Senior Vice-President (Principal Financial Officer)	Ray Sienko, Chief Accounting Officer (Principal Accounting Officer)

Date: April 15, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erwin Haitzmann and/or Peter Hoetzinger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2005.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann	Chairman of the Board and	/s/ Gottfried Schellmann	Director
Erwin Haitzmann	Co Chief Executive Officer	Gottfried Schellmann

/s/ Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer	/s/ Robert S. Eichberg	Director
Peter Hoetzinger	and President	Robert S. Eichberg

		/s/ Dinah Corbaci	Director
Dinah Corbaci

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Century Casinos Africa (Proprietary) Limited (CCA), a 96.5% owned subsidiary, as of December 31, 2003 and for the years ended December 31, 2003 and 2002, which statements reflect total assets of 36 percent as of December 31, 2003, and total revenues of 36 percent and 24 percent, respectively, for the years ended December 31, 2003 and 2002, respectively. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for CCA for 2003 and 2002, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Colorado Springs, Colorado
April 8, 2005

F1

REPORT OF THE INDEPENDENT AUDITORS TO THE MEMBERS OF CENTURY CASINOS AFRICA (PROPRIETARY) LIMITED

We have audited the consolidated balance sheets of Century Casinos Africa (Proprietary) Limited and subsidiaries as at December 31, 2003 and 2002 and related consolidated income statements, cash flow statements and statements of changes in shareholders’ equity for the years then ended (not presented herein). These financial statements are the responsibility of the directors of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Audit Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Casinos Africa (Proprietary) Limited and its subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations, cash flow and changes in shareholders’ equity for the years then ended in conformity with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the South African Companies Act, 1973.

Accounting principles generally accepted in South Africa differ in certain significant respects from accounting principles generally accepted in the United States of America and as allowed by Item 17 to Form 20-F. The application of the latter would have affected the determination of consolidated net income expressed in South African Rand for the years ended 31 December 2003 and 2002 and the determination of consolidated shareholders’ equity expressed in South African Rand at 31 December 2003 and 2002 to the extent summarised in Note 28 (not presented herein) to the financial statements.

/s/ PricewaterhouseCoopers Inc.
PRICEWATERHOUSECOOPERS INC.
Chartered Accountants (SA)
Registered Accountants and Auditors

Cape Town
1 March 2004

F2

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts shown in thousands, except for share information	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,411	$4,729
Restricted cash	706	598
Receivables	193	269
Prepaid expenses	437	441
Inventories	215	131
Other current assets	28	28
Deferred income taxes - domestic	97	56
- foreign	88	55
Total current assets	10,175	6,307

Property and Equipment, net	48,629	36,796
Goodwill, net	8,845	8,088
Casino Licenses	2,157	1,760
Deferred Income Taxes - domestic	-	594
- foreign	207	72
Equity Investment in Unconsolidated Subsidiary	116	-
Other Assets	1,075	1,200
Total	$71,204	$54,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,534	$2,136
Accounts payable and accrued liabilities	3,548	1,979
Accrued payroll	1,372	1,268
Taxes payable	711	1,088
Other	102	-
Total current liabilities	8,267	6,471

Long-Term Debt, less current portion	17,970	14,913
Deferred Tax Liability - domestic	234	-
Other Non-current Liabilities	-	371
Minority Interest	4,354	14
Commitments and Contingencies	-	-
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
14,485,776 shares issued; 13,694,900 and 13,680,500 shares outstanding, respectively	145	145
Additional paid-in capital	21,528	21,529
Accumulated other comprehensive income	4,597	2,034
Retained earnings	15,910	11,172
	42,180	34,880
Treasury stock - 790,876 and 805,276 shares at cost, respectively	(1,801)	(1,832)
Total shareholders’ equity	40,379	33,048
Total	$71,204	$54,817
See notes to consolidated financial statements

F3

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts shown in thousands, except share information	For the Year Ended December 31,
	2004	2003	2002
Operating Revenue:
Casino	$34,641	$31,869	$30,607
Hotel, food and beverage	4,322	3,568	2,630
Other	1,092	622	524
	40,055	36,059	33,761
Less promotional allowances	(4,290)	(4,657)	(4,424)
Net operating revenue	35,765	31,402	29,337
Operating Costs and Expenses:
Casino	13,760	11,667	9,897
Hotel, food and beverage	3,134	2,553	1,509
General and administrative	9,103	7,745	7,191
Property write-down and other write offs, net of (recoveries)	(178)	(35)	1,145
Depreciation	2,993	2,668	2,304
Total operating costs and expenses	28,812	24,598	22,046
Equity in income from unconsolidated subsidiary	55	-	-
Earnings from Operations	7,008	6,804	7,291
Non-operating income (expense)
Interest expense	(1,587)	(2,011)	(1,903)
Other income, net	169	252	176
Equity in non-operating items from unconsolidated subsidiary	(5)	-	-
Non-operating expense, net	(1,423)	(1,759)	(1,727)
Earnings before Income Taxes and Minority Interest	5,585	5,045	5,564
Provision for income taxes	749	1,777	2,454
Earnings before Minority Interest	4,836	3,268	3,110
Minority interest in subsidiary earnings	(98)	(22)	(31)
Net Earnings	$4,738	$3,246	$3,079

Earnings Per Share, Basic	$0.35	$0.24	$0.23
Earnings Per Share, Diluted	$0.30	$0.22	$0.20

See notes to consolidated financial statements

F4

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except for share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock			Comprehensive
	Shares	Amt	Capital	Income (Loss)	Earnings	Shares	Amount	Total	Income
BALANCE AT JANUARY 1, 2002	14,485,776	$145	$21,901	$(3,291)	$4,847	756,992	$(1,424)	$22,178
Purchases of treasury stock	-	-	-	-	-	177,920	(419)	(419)
Options exercised	-	-	(27)	-	-	(30,000)	53	26
Foreign currency translation adjustment	-	-	-	2,179	-	-	-	2,179	$2,179
Change in fair value of interest rate swap, net of income tax expense	-	-	-	580	-	-	-	580	580
Reclassification of interest expense on interest rate swap	-	-	-	(520)	-	-	-	(520)	(520)
Net earnings	-	-	-	-	3,079	-	-	3,079	3,079
BALANCE AT DECEMBER 31, 2002	14,485,776	$145	$21,874	$(1,052)	$7,926	904,912	$(1,790)	$27,103	$5,318
Purchases of treasury stock	-	-	-	-	-	59,100	(131)	(131)
Purchase of treasury stock from former director	-	-	-	-	-	489,264	(1,106)	(1,106)
Options exercised	-	-	(345)	-	-	(648,000)	1,195	850
Foreign currency translation adjustment	-	-	-	2,824	-	-	-	2,824	$2,824
Change in fair value of interest rate swap, net of income tax expense	-	-	-	782	-	-	-	782	782
Reclassification of interest expense on interest rate swap	-	-	-	(520)	-	-	-	(520)	(520)
Net earnings	-	-	-	-	3,246	-	-	3,246	3,246
BALANCE AT DECEMBER 31, 2003	14,485,776	$145	$21,529	$2,034	$11,172	805,276	$(1,832)	$33,048	$6,332
Options exercised	-	-	(1)	-	-	(14,400)	31	30
Foreign currency translation adjustment	-	-	-	2,775	-	-	-	2,775	$2,775
Reclassification of the amount of accumulated foreign currency translation adjustment from other comprehensive income to earnings attributable to the sale of Verkrans	-	-	-	(380)	-	-	-	(380)	(380)
Change in fair value of interest rate swap, net of income tax expense	-	-	-	428	-	-	-	428	428
Reclassification of interest expense on interest rate swap	-	-	-	(260)	-	-	-	(260)	(260)
Net earnings	-	-	-	-	4,738	-	-	4,738	4,738
BALANCE AT DECEMBER 31, 2004	14,485,776	$145	$21,528	$4,597	$15,910	790,876	$(1,801)	$40,379	$7,301
See notes to consolidated financial statements

F5

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts shown in thousands	For the Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net earnings	$4,738	$3,246	$3,079
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	2,993	2,668	2,304
Amortization of deferred financing costs	75	113	94
Gain on disposition of assets and real estate option	(20)	(28)	(34)
Deferred income tax expense	554	199	78
Minority interest in subsidiary earnings	98	22	31
Equity in income from unconsolidated subsidiary	(55)	-	-
Reclassification of accumulated foreign currency translation adjustment attributable to the sale of Verkrans	(380)	-	-
Write down asset value	-	-	447
Write off receivables and advances, net of (recoveries)	-	-	698
Other	-	20	(81)
Changes in operating assets and liabilities
Receivables	110	(118)	(341)
Prepaid expenses and other assets	(357)	(236)	94
Accounts payable and accrued liabilities	1,282	(394)	362
Accrued payroll	43	110	96
Taxes payable	(609)	219	569

Net cash provided by operating activities	8,472	5,821	7,396

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,508)	(2,585)	(4,482)
Acquisition of remaining interest in subsidiary	-	(1,259)	-
Capital contribution of interest in subsidiary	(3,500)	-	-
Proceeds from disposition of subsidiary	753	-	-
Expenditures for deposits and other assets	-	-	(236)
Restricted cash decrease	-	64	7
Proceeds received from disposition of assets	205	308	263

Net cash used in investing activities	(7,050)	(3,472)	(4,448)

-Continued on following page-

F6

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Amounts shown in thousands	For the Year Ended December 31,
	2004	2003	2002
Cash Flows from Financing Activities:
Proceeds from borrowings	$31,462	$27,269	$15,556
Principal repayments	(29,479)	(29,478)	(16,575)
Deferred financing costs	(113)	-	(115)
Proceeds from exercise of options	31	850	26
Purchases of treasury stock	-	(1,237)	(392)
Equity in non-operating items from unconsolidated subsidiary	5	-	-
Net cash provided by (used in) financing activities	1,906	(2,596)	(1,500)
Effect of exchange rate changes on cash	354	394	103

Increase in Cash and Cash Equivalents	3,682	147	1,551

Cash and Cash Equivalents at Beginning of Year	4,729	4,582	3,031

Cash and Cash Equivalents at End of Year	$8,411	$4,729	$4,582

Supplemental Disclosure of Noncash Investing and Financing Activities:

In January 2004, the Company, through its wholly owned subsidiary CMB, purchased an additional 40% interest in Casino Millennium (“CM”), bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.60 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CMB on a cost basis in Euro and had a value of $0.29 million on January 3, 2004, brought the Company’s total investment in CM to $0.89 million, of which $0.26 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM, of $0.57 million, has been recorded as goodwill.

In December 2004, the Company, through its wholly owned subsidiary CTI, purchased a 65% interest in CC Tollgate LLC.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$9,205
Cash paid	(3,500)
Liabilities assumed	$5,705

The assets acquired and liabilities assumed are reported in the consolidated balance sheet.

In January 2003, we, through CCA, purchased the remaining 35% interest in CCAL for a total of $2.6 million, of which $1.3 million was used to purchase a loan from the previous minority shareholder, Caledon Overberg Investments (Proprietary) Limited (“COIL”), and is included in principal repayments above, $1.0 million was applied to the minority shareholder liability and $0.3 million increased the carrying value of the land in Caledon.

In the second quarter of 2003, James Forbes, a director of the Company at the time, in accordance with our Employee’s Equity Incentive Plan (“EEIP”), exercised all 618,000 of his outstanding options, carrying an average strike price of $1.306. The shares were issued out of treasury stock and payment for the options was made by transferring 357,080 shares of common stock that the director had owned since 1994 to the Company at a per share price of $2.26 established at the close of market on April 16, 2003.

Supplemental Disclosure of Cash Flow Information:

Amounts shown in thousands	2004	2003	2002
Interest paid, net of capitalized interest of $0 in 2004, $46 in 2003 and $63 in 2002	$1,504	$2,057	$1,899
Income taxes paid	$614	$1,090	$1,865

See notes to consolidated financial statements

F7

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international gaming company. We own and/or manage casino operations in the United States, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Resorts Limited	CRL	CCI	96.5%
Century Casinos Africa (Pty) Limited	CCA	CRL	100%
Century Casinos Caledon (Pty) Limited	CCAL	CCA	100%
Century Casinos West Rand (Pty) Limited	CCWR	CCA	55%
Rhino Resort Ltd.	RRL	CCA	50%
Century Resorts International Limited	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	56.4%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Iowa, Inc.	CIA	CCI	100%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Nevada, Inc.	CCN	CCI	100%
Century Management u. Beteiligungs GmbH	CMB	CCI	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino and Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. In July 2004 certain officers of the Company exchanged their 3.5% minority ownership in CCA for a 3.5% minority ownership in CRL of equal value. CCI now owns 96.5% of CRL and CRL owns 100% of CCA. CCA owns CCAL which owns and operates The Caledon Hotel, Spa and Casino near Cape Town, South Africa.

F8

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

CRI serves as concessionaire of small casinos on eight luxury cruise vessels and provides technical casino services to Casino Millennium. Effective February 24, 2005, CRI owns 56.4% of CRA which was formed in conjunction with an application for a gaming license in Edmonton, Alberta, Canada. We had subscribed to 55% of the shares of CRA in September 2003, but subsequently increased our participation in the project. On October 12, 2004 CRI entered into a casino services agreement with CC Tollgate LLC to manage the proposed casino in Central City, Colorado. CRI has entered into an agreement with CCA in which it earns a fee for the services provided by executive management contracted to CRI.

CTI entered into an agreement with Tollgate Venture LLC on October 13, 2004 to develop and operate a casino and hotel in Central City, Colorado. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies, licensing by the Colorado Division of Gaming, and other due diligence. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. Century currently is licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. On December 30, 2004, the transaction closed with Century Casinos Tollgate, Inc. making a cash contribution of $3.5 million in return for a controlling 65% interest and Tollgate Venture LLC having contributed three existing non-operating casino buildings, land and land options for a 35% interest.

CCM provided technical casino services to some of our operations. The technical services agreements were re-assigned to CRI in October 2003, but CCM is still collecting fees that were earned prior to that time, which remain unpaid. CCM has entered into a casino services agreement to manage the proposed project in Iowa as discussed below.

CCN is a dormant subsidiary which owns non-operating casino property and land held for sale in Nevada.

CMB acquired a 10% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic through a $0.24 million cash contribution in December 2002. In January 2004, CMB acquired an additional 40% of Casino Millennium, bringing its total ownership to 50%. The current period earnings are reported as equity in income from unconsolidated subsidiary in our consolidated statements of earnings and cash flows. The investment by us for the incremental 40% stake totaled $0.60 million and was paid by contributing gaming equipment.

We regularly pursue additional gaming opportunities internationally and in the United States, and are currently pursuing the following opportunities:

Edmonton - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately, $2.4 million ($3.0 million Canadian dollars.) We had subscribed to 55% of the shares of CRA in September 2003 but subsequently increased our participation in the project. The Company’s local partner, 746306 Alberta, Ltd. contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. Century Resorts Alberta, Inc. plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. Completion of this project is subject to obtaining acceptable project financing. On December 17, 2004 the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of

F9

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

Franklin County, Iowa -   On October 18, 2004, CCI entered into an agreement with the owners of Landmark Gaming LC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. On November 11, 2004, CCI through Landmark Gaming LC, jointly submitted as co-applicant with the FCDA a casino facility license application to the IRGC for a casino in Franklin County, Iowa. The proposed project, The Landmark Hotel and Casino, is a moored barge casino, hotel and entertainment facility in the Mississippi riverboat style. Landmark Gaming LC will be 40% owned by Century Casinos Iowa, Inc (“CIA”), a wholly owned subsidiary of CCI, if a license is granted. The other 60% will be owned by Gayle Burnett, Roger Burnett and Michael Dunn, the Iowa residents who own the land and land options which will be developed into the Landmark project. Century Casinos Management, Inc. has entered into a long term agreement to manage the casino in return for a share in gross revenues plus a share in EBITDA. Our contribution to the project at closing will include an initial cash capital contribution of $1.25 million in return for a 40% interest. The current owners of Landmark Gaming LC will contribute the land and land options in return for 60% ownership. Our cash contribution and the beginning of construction are subject to various conditions and approvals, including, but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence.

Johannesburg - On October 20, 2003, we announced that judgment had been handed down in the High Court of South Africa compelling the Gauteng Gambling Board (“GGB”) to award a casino license to Silverstar Development Limited (“Silverstar”) for the western periphery of metropolitan Johannesburg in terms of its original 1997 application.  On November 11, 2003, the Company announced that the GGB’s subsequent application for leave to appeal the October 20 judgment had been denied by the High Court. On December 3, 2003, the Company announced that the GGB served notice that it had petitioned the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. On February 5, 2004, the Supreme Court of Appeal of South Africa overturned the ruling of the High Court and granted the GGB’s request for leave to appeal. Silverstar informed the Company that the Supreme Court of Appeal met on February 28, 2005 to review Silverstar’s petition against the leave to appeal granted to the GGB, at which time the court reserved judgment. On March 29, 2005, Silverstar reported that the Supreme Court of Appeal dismissd the appeal of the GGB and upheld the earlier High Court decision to award the license to Silverstar.

On December 1, 2004, CCI agreed to sell its interest in the Gauteng, South Africa license application which included the sale of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., the owner of the land and a wholly owned subsidiary of CRL (Note 8). The Akani Group has agreed to provide the funds necessary for Silverstar to complete the project and to acquire the entire shareholding of Silverstar as well as all assets, rights and obligations of CCI in the project.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. Investments in unconsolidated affiliates which are 20% to 50% owned, are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

F10

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 65% ownership interest in CC Tollgate LLC is carried at our capital account balance based on provisions in the LLC agreement that required liquidation to be proportionate to each unitholder's positive capital account which results in a minority interest liability related to the project of $4.2 million as of December 31, 2004.  Future profits and losses will be allocated and recognized in such a manner as to ultimately bring each unitholder's capital account into proportion of their respective unitholdings.

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
Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Minimum deposits required in connection with CCAL’s lending facility (Note 5) are designated as restricted cash on the consolidated balance sheets.

Fair Value of Financial Instruments - We calculate the fair value of financial instruments and include this additional information in the notes to our financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, we use alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Our carrying value of financial instruments approximates fair value at December 31, 2004 and 2003.

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Assets are depreciated over their respective service lives as follows:

Buildings and improvements	7 - 39 yrs
Gaming equipment	3 - 7 yrs
Furniture and office equipment	5 - 7 yrs
Other equipment	3 - 7 yrs
F11

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. SFAS No. 142 “Goodwill and Other Intangible Assets” (see Note 10) addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, we no longer amortize goodwill and other intangible assets with indefinite useful lives, principally casino licenses which are recorded at acquired cost. We instead review goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances.

We completed the necessary transition impairment reviews for goodwill and indefinite-lived intangible assets in 2002, and no impairments were indicated. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2004, 2003 or 2002.

Impairment of Long-Lived Assets - We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management’s best assessment of expected future conditions.

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpot is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net revenue.

As part of its promotional activities, we offer “free plays” or coupons to our customers for gaming activity and our players clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of a customer’s gaming activity. These promotional activities were reported as a reduction of revenue for 2004, 2003 and 2002, respectively.

Foreign Currency Translation - Adjustments resulting from the translation of the accounts of our foreign subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders’ equity and comprehensive income. Foreign currency transaction gains or losses resulting from the translation of other casino operations and other transactions which are denominated in a currency other than U.S. dollars are recognized in the statements of earnings. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of the consolidated group are not included in determining net earnings, but rather are reported as translation adjustments within other comprehensive income or loss in the consolidated statements of shareholders’ equity and comprehensive income.

F12

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods. Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. The exchange rates used to translate balances at the end of the reported periods are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
South African Rand	5.6640	6.6858	8.5755
Euros	0.7388	0.7938	0.9536
Czech Koruna	22.4640	25.6634	n/a
Canadian Dollars	1.2036	1.2924	n/a

Source: Pacific Exchange Rate Service

 Income Taxes - We account for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

Stock-Based Compensation - In 2002 we adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted by us at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire that stock. We value stock-based compensation granted to non-employees at fair value.

F13

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2004, our stock-based employee compensation plan expired (see Note 6). The Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation.

Amounts shown in thousands. except share data		2004	2003	2002
Net earnings, as reported		$4,738	$3,246	$3,079
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		1,114	4	9
Pro forma net earnings		$3,624	$3,242	$3,070

Earnings per share,
Basic	As reported	$0.35	$0.24	$0.23
	Pro forma	$0.27	$0.24	$0.22

Diluted	As reported	$0.30	$0.22	$0.20
	Pro forma	$0.23	$0.22	$0.20

The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Weighted-average risk-free interest rate	4.00%	-	5.32%
Weighted-average expected life	9.5 yrs	-	10 yrs
Weighted-average expected volatility	55.1%	-	26.8%
Weighted-average expected dividends	$ 0	-	$ 0

The weighted-average fair value of options granted was $1.97 dollars in 2004 and $1.16 dollars in 2002. A total of 1,352,710 and 10,000 options were issued in 2004 and 2002, respectively. No options were granted to employees under the Plan in 2003.

Additionaly, 60,000 options were issued to directors in 2004

Earnings Per Share - Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share give effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

F14

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - Comprehensive income for us includes the effect of fluctuations in foreign currency rates on value of our foreign investments and the interest rate swap agreements we maintain to hedge against increases in the interest rate on our RCF.

Operating Segments - We are managed in five segments; Cripple Creek, Colorado (formerly Colorado), Central City, Colorado, South Africa, Cruise Ships, and Corporate and Other operations. The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado. The operating results of the Central City, Colorado segment are those of CC Tollgate, Inc. which has not yet begun casino operations. The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Hotel, Spa and Casino. Cruise Ship operations include the revenue and expense of the eight combined shipboard operations for which we have casino concession agreements. Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which we have secured long-term service contracts.

Hedging Activities - Companies are required to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We currently do not have fair value hedges or hedges of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

At December 31, 2004, our interest rate swap agreements decreased shareholders’ equity (accumulated other comprehensive income) by $64 thousand, net of federal and state income tax benefits of $38 thousand. At December 31, 2003 the interest rate swap agreements decreased shareholders’ equity (accumulated other comprehensive income) by $0.23 million, net of federal and state income tax benefits of $0.14 million. At December 31, 2002, the interest rate swap agreements decreased shareholders’ equity (accumulated other comprehensive income) by $0.49 million, net of federal and state income tax benefits of $0.29 million.

Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $0.77 million, $0.56 million and $0.41 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Preopening Expense - Preopening, pre-operating and organization activities are expensed as incurred.

F15

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications - Certain reclassifications have been made to the 2003 and 2002 financial information in order to conform to the 2004 presentation.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in the recognition of no compensation cost. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective for fiscal years beginning after June 15, 2005. We are currently assessing the valuation options allowed under SFAS 123R.  We have not yet determined the impact of applying its various provisions, however based on our current outstanding options, we believe the impact on earnings will be significant.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This eliminates the exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will be effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of this new standard, but do not expect the adoption of SFAS 153 to have a material impact on our financial position, results of operations or cash flows.

3.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

        We have a 50% ownership in Casino Millennium (“CM”) and we account for this investment under the equity method.

Following is the summarized financial information of Casino Millennium as of and for the year ended December 31, 2004:

Casino Millennium	Unaudited (1)
Amounts shown in thousands
Balance Sheet:
Current Assets	$841
Noncurrent Assets	$935
Current Liabilities	$104
Noncurrent liabilities	$1,191
Operating Results:
Net operating revenue	$2,489
Net earnings (2)	$95

F16

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (1) Prior to 2004, we accounted for our 10% investment in Casino Millennium on the cost method.

          (2) After expensing casino services fees paid to the Company.

FIN 46(R), “Consolidation of Variable Interest Entities”, addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. We adopted FIN 46(R) on January 1, 2004. We determined that CM is a variable interest entity as defined by FIN 46(R). We also determined that we are not the primary beneficiary as defined by FIN 46(R) and have, therefore, accounted for our 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, we have recognized the difference between the investment and the underlying cost of the equity as goodwill and reported our percentage of the earnings in CM as equity in income from unconsolidated subsidiary.

The Company’s estimated maximum exposure to losses at December 31, 2004 consists of the following (Amounts in thousands):

Equity investment in Casino Millennium	$116
Goodwill	604
Note receivable	276
Other receivables	199
Total	$1,195

Casino services fee income for the years ended December 31, 2004, 2003 and 2002 was $0.10 million, $0.11 million and $0.15 million, respectively.

F17

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consist of the following:

Amounts shown in thousands			Estimated
			Service Life
	2004	2003	in Years
Buildings and improvements	$29,009	$22,648	7 - 39
Gaming equipment	12,725	10,731	3 - 7
Furniture and office equipment	4,992	3,599	5 - 7
Other equipment	2,238	1,881	3 - 7
Capital projects in process	55	575
	49,019	39,434
Less accumulated depreciation	(19,611)	(16,639)
	29,408	22,795

Land	18,800	13,580
Non-operating casino and land held for sale	421	421
Property and equipment, net	$48,629	$36,796

The non-operating casino and land is located in Nevada and is carried at estimated net realizable value.

CCAL has entered into a series of lease agreements for the purchase of capital equipment. The average effective interest rate is 13.8% on the lease obligations which are repayable over a term of 60 months (see Note 5).

Assets under lease included in property and equipment as of December 31, 2004 and 2003 are as follows:

Amounts shown in thousands	Original Book Value		Accumulated Depreciation
	2004	2003	2004	2003
Gaming & security equipment	$736	$623	$657	$411
Furniture and office equipment	334	283	208	130
Total	$1,070	$906	$865	$541

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2.99 million, $2.67 million and $2.30 million, respectively.

F18

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT
Long-term debt at December 31, 2004 and 2003 consists of the following:
Amounts shown in thousands:

	2004	2003
Borrowings under revolving line of credit facility with Wells Fargo Bank	$15,656	$11,757
Borrowings under loan agreement with ABSA Bank	3,493	4,550
Notes payable to minority interest holder	1,121	-
Capital leases for various equipment	232	355
Note payable to founding shareholder, unsecured	-	380
Other unsecured notes payable	2	7

Total long-term debt	20,504	17,049
Less current portion	(2,534)	(2,136)
Long-term portion	$17,970	$14,913

On April 26, 2000, the Company and Wells Fargo Bank (the “Bank”) entered into an Amended and Restated Credit Agreement (the “Agreement”) which increased our aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility (“RCF”) to $26 million and extended the maturity date to April 2004. The Agreement was further amended on August 22, 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. On August 28, 2002, the RCF was further amended to increase the facility to its original amount of $26 million, an increase of $5.8 million, revise the quarterly reduction schedule and extend the maturity date to August 2007. The aggregate commitment available to the Company is reduced quarterly by $0.72 million beginning January 2003 through the maturity date. On October 27, 2004, the RCF was further amended to modify the aggregate commitment reduction schedule. The aggregate commitment available to the Company is reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.60 million for two quarters beginning January 1, 2006 and finally by $0.72 million at the beginning of each quarter beginning July 1, 2006 through the maturity date. The commitment available as of December 31, 2004, net of quarterly reductions, is $20.94 million and unused borrowing capacity is $5.28 million. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company’s leverage ratio. The Agreement also requires a nonusage fee based on the Company’s leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2004 and 2003 was $15.66 million and $11.76 million, respectively. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.5 to 1.00, ii) a minimum interest coverage ratio no less than 2.00 to 1.00, and iii) a TFCC ratio (a derivative of EBITDA, as defined in the agreement) of no less than 1.10 to 1.00. The Company is in compliance with the restrictive covenants on the financial ratios of WMCK contained in the RCF as of December 31, 2004. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of all Colorado property. The interest rate at December 31, 2004 ranged from approximately 4.24% to approximately 4.31% for $10.5 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the PRIME based provisions of the loan agreement at a rate of 5.25%.

In 1998, we entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the RCF, whereby we pay a LIBOR-based fixed rate of 5.55% and receive a LIBOR-based floating rate reset quarterly based on a three-month rate. The swap agreement expired October 1, 2003. In May 2000, we entered into a

F19

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

second five-year interest rate swap agreement on $4.0 million notional amount of debt under the RCF, whereby we pay a LIBOR-based fixed rate of 7.95% and receive a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangement is advantageous to us to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. The net amount paid or received by us on a quarterly basis results in an increase or decrease to interest expense. The fair value of the derivatives as of December 31, 2004 and 2003 of $0.1 million and $0.4 million, respectively, is reported as a liability in the consolidated balance sheet. Our objective for entering into the interest rate swap agreements, derivative instruments designated as cash flow hedging instruments, was to eliminate the variability of cash flows in the interest payments for a portion of the RCF. We have determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2004, 2003 or 2002 for hedge inneffectness. The effective portion on the interest rate swaps of $0.43 million, $0.78 million and $0.58 million, net of income tax expense of $0.10 million, $0.16 million and $36 thousand has been reported in comprehensive income on the statement of shareholders’ equity and comprehensive income for 2004, 2003 and 2002, respectively. If the interest rate swap’s critical terms (notional amount, interest rate reset dates, maturity/expiration date or underlying index) change significantly, such event would result in reclassifying the losses that are reported in accumulated other comprehensive income. We estimate that during 2005 we will recognize additional interest expense of approximately $64 thousand in connection with the remaining interest rate swap agreement. Net additional interest expense to us under the swap agreement was $0.26 million, $0.52 million and $0.52 million in 2004, 2003 and 2002, respectively.

In April 2000, CCAL entered into a loan agreement with PSG Investment Bank Limited (“PSGIB”), which provides for a principal loan of approximately $6.2 million (based on an exchange rate of 7.6613 rand per dollar at the time the funds were advanced) to fund development of the Caledon project. The outstanding balance as of December 31, 2004 and 2003 was $3.2 million and $4.2 million, respectively, and the interest rate was 17.05% in both years. The shareholders of CCAL have pledged all of the common shares held by them in CCAL to PSGIB as collateral. The loan is also collateralized by a first mortgage bond over land and buildings and a general notorial bond over all equipment. In April 2001, CCAL entered into an addendum to the loan agreement in which PSGIB provided CCAL with a standby facility in the amount of approximately $0.6 million, based on an exchange rate of 8.0315 rand per dollar at the time. The outstanding balance as of December 31, 2004 and 2003 was $0.3 million and $0.4 million, respectively, and the interest rate was 15.1% in both years. Under the original terms of the agreement CCAL made its first principal payment in December 2001, based on a repayment schedule that required semi-annual installments continuing over a five-year period. On March 26, 2002, CCAL and PSGIB entered into an amended agreement that changed the repayment schedule to require quarterly installments beginning on March 31, 2002 and continuing over the remaining term of the original five-year agreement. The amendment also changed the requirements for the sinking fund. The original agreement required CCAL to have on deposit a “sinking fund” in the amount equal to the next semi-annual principal and interest payment. The amended agreement changes the periodic payments from semi-annual to quarterly and requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.71 million at the exchange rate as of December 31, 2004). In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. PSGIB was acquired by ABSA Bank (ABSA) in March 2003. There have been no changes in the terms or conditions of the current loan, as amended, with PSGIB. The loan agreement includes certain restrictive covenants for CCAL, including the maintenance of the following ratios; i) debt/equity ratio of 45:55 after the first twelve months of operations and a 40:60 debt/equity
F20

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratio after two years of operations, ii) interest coverage ratio of at least 2.0 after the first twelve months of operations, iii) debt service coverage ratio of at least 1.34 for the principal loan and 1.7 for the standby facility after the first twelve months of operations, and iv) loan life coverage ratio of 1.5 for the principal loan and a loan life coverage ratio of 2.5 for the standby facility. As of December 31, 2004, the Company was in compliance with the loan covenants specified by ABSA.

      An unsecured note payable, in the amount of $0.38 million, to a founding shareholder bears interest at 6%, payable quarterly. The entire outstanding principal was paid on April 1, 2004.

Unsecured notes payable, in the amount of $1.1 million, as of December 31, 2004, to a minority interest holder in Tollgate, are payable contingent upon the opening date of the casino. $1.0 million is payable based on opening date of the casino, the note bears interest at 8% rate and is considered long-term in the accompanying consolidated balance sheets. Two notes are payable based upon first construction draw, $80 thousand bears interest at 6% rate and $41 thousand bears interest at 13% rate. Both are considered current in the accompanying consolidated balance sheets.

The consolidated weighted average interest rate on all borrowings was 9.05%, 10.35% and 10.12% for the years ended December 31, 2004, 2003 and 2002, respectively, excluding the write-off of deferred financing charges.

As of December 31, 2004, scheduled maturities of all long-term debt are as follows:

	Future minimum lease payment of capital leases	Other debt
2005 -	$ 203	$ 2,356
2006 -	41	1,259
2007 -	19	16,657
2008 -	15	-
2009 -	-	-
Thereafter	-	-
	278	20,272
Less amounts representing interest	46	-
Total	$ 232	$ 20,272	Total
Current	$ 178	$ 2,356	$ 2,534
Long-Term	$ 54	$ 17,916	$ 17,970

6.	SHAREHOLDERS’ EQUITY
The Company’s Board of Directors had approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. Through December 31, 2004, the Company had repurchased 2,559,004 shares of its common stock at an average cost per share of $1.49, of which 1,385,000 shares, with an average cost of $1.06 per share, were retired in 2000.

In 2004, a total of 14,400 shares were re-issued to satisfy option exercises, 10,000 shares of which were to satisfy a director’s options.

In 2003, 30,000 shares were re-issued to satisfy outside directors’ option exercises.

F21

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 16, 2003, in accordance with our Employees’ Equity Incentive Plan (“EEIP”), then-director, James Forbes, elected to exercise all 618,000 of his outstanding options, carrying an average strike price of $1.306. The shares were issued out of treasury and payment for the options was made by transferring 357,080 shares of common stock that the director has owned since 1994 to us at a per share price of $2.26 established at the close of the market on April 16, 2003. Additionally, on June 9, 2003 we repurchased 132,184 shares from the director at the per share price of $2.26, established at the close of market on April 16, 2003. The net effect of these transactions reduced treasury shares by 128,736 and increased the outstanding shares by 128,736.

There were 790,876 shares remaining in treasury as of December 31, 2004, at an average cost per share of $2.28. Subsequent to December 31, 2004, we have not purchased any additional shares of our common stock on the open market but have re-issued 60,000 shares to satisfy officers and directors’ option exercises.

In June 2003, our EEIP was amended to permit the exchange of non-statutory options for restricted stock awards (“RSA’s”) at the rate of one RSA for one non-statutory option. As of December 31, 2004, no RSA’s have been issued.

In July 2002, we amended the Rights Agreement between Century Casinos, Inc. and Computershare Investor Services, Inc., adopted in April 1999, as amended and approved by the Shareholders in 2000, to increase the defined purchase price from $4 to $10 per share and increased the redemption period, the time during which we may elect to redeem all of the outstanding rights, from 20 to 90 days. The purchase price is the exercise amount at which a registered holder is entitled to purchase a given amount of shares of non-redeemable Series A Preferred Stock of the Company, subject to certain adjustments.

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “Plan”) in April 1994. The Plan as subsequently amended provided for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, stock appreciation rights, performance shares or performance units, all as defined in the Plan. The Plan expired in April 2004. The Plan provided for the issuance of up to 4,500,000 shares of common stock to eligible employees through the various forms of awards permitted. Through December 31, 2004, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price, have been granted under the Plan. All options must have an exercise period not to exceed ten years. Options granted to date have one-year, two-year or four-year vesting periods. The Company’s Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. The Plan also allowed limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of December 31, 2004 there were 3,464,210 options outstanding under the Plan.

As of December 31, 2004 there were an additional 120,000 options outstanding to directors of the Company of which 60,000 were issued in January 2004. These options have a weighted average exercise price of $2.32.

F22

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions regarding the Plan are as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Stock Options:

Outstanding at January 1	2,160,300	$1.29	2,790,700	$1.30	2,784,800	$1.30
Granted	1,352,710	2.93	-	-	10,000	2.28
Exercised	(8,000)	1.75	(618,000)	1.31	-	-
Cancelled or forfeited	(40,800)	2.60	(12,400)	1.98	(4,100)	1.41
Outstanding at December 31	3,464,210	1.92	2,160,300	1.29	2,790,700	1.30
Options exercisable at December 31	2,136,500	$1.29	2,144,300	$1.29	2,762,700	$1.29

Summarized information regarding all employee options outstanding at December 31, 2004, is as follows:

		Weighted-
	Number	Average	Number
Exercise	Outstanding	Remaining	Exercisable
Price	At Year End	Term in Years	At Year End

$0.75	610,000	3.8	610,000
$1.50	1,515,500	0.7	1,515,500
$1.75	10,000	6.3	6,000
$2.25	5,000	0.5	5,000
$2.93	1,323,710	8.9	-0-

	3,464,210	4.4	2,136,500

Subsidiary Preference Shares - In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders. The preference shares are not cumulative, nor are they redeemable. The preference shareholders are entitled to receive annual dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. No preference dividends were paid or are payable in the year 2004, 2003 or 2002.

F23

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income - As of December 31, 2004 and 2003, accumulated other comprehensive income is comprised of the following:

Amounts shown in thousands	2004	2003
Interest rate swap hedge	$(64)	$(232)
Foreign currency translation adjustment	4,661	2,266
Accumulated other comprehensive income	$4,597	$2,034

7.	SEGMENT INFORMATION

We are managed in five segments; Cripple Creek, Colorado (formerly Colorado), Central City, Colorado, South Africa, Cruise Ships, and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Central City, Colorado segment are those of Century Casinos Tollgate, Inc. and subsidiaries which are developing a proposed casino and hotel.

The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited which owns the Caledon Hotel, Spa and Casino.

Cruise Ship operations include the revenue and expense of the eight combined shipboard operations for which we have casino concession agreements.

Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which we have secured long-term service contracts.

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

F24

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information as of and for the years ended December 31, 2004, 2003 and 2002 are presented below.

Amounts shown in thousands	Cripple Creek			Central City
As of and for the Year Ended December 31,	2004	2003	2002	2004	2003	2002
Property and equipment, net	$22,985	$21,392	$21,816	$9,200	$-	$-
Total assets	$33,101	$32,200	$33,047	$9,268	$-	$-

Net operating revenue	$17,561	$18,402	$21,260	$-	$-	$-
Operating expenses (excluding property write- down, other write offs and depreciation)	$11,052	$10,745	$10,836	$8	$-	$-
Property write-down and other write-offs	$3	$-	$-	$-	$-	$-
Depreciation	$1,512	$1,349	$1,334	$-	$-	$-
Equity in income from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) from operations	$4,994	$6,308	$9,090	$(8)	$-	$-
Interest income	$12	$12	$16	$-	$-	$-
Interest expense, net, including debt issuance cost	$(123)	$1	$269	$-	$-	$-
Other income (expense), net	$-	$30	$9	$-	$-	$-
Equity in non-operating items from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) before income taxes and minority interest	$5,129	$6,349	$8,846	$(8)	$-	$-
Income tax expense (benefit)	$1,949	$2,413	$4,069	$-	$-	$-
Minority interest in subsidiary (earnings) losses	$-	$-	$-	$-	$-	$-
Net Earnings (loss)	$3,180	$3,936	$4,777	$(8)	$-	$-

Reconciliation to EBITDA:
Net earnings (loss)	$3,180	$3,936	$4,777	$(8)	$-	$-
Interest income	$(12)	$(12)	$(16)	$-	$-	$-
Interest expense	$(123)	$1	$269	$-	$-	$-
Income taxes	$1,949	$2,413	$4,069	$-	$-	$-
Depreciation	$1,512	$1,349	$1,334	$-	$-	$-
EBITDA	$6,506	$7,687	$10,433	$(8)	$-	$-

F25

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	South Africa			Cruise Ships
As of and for the Year Ended December 31,	2004	2003	2002	2004	2003	2002
Property and equipment, net	$15,592	$14,020	$10,807	$386	$327	$213
Total assets	$24,975	$19,771	$15,004	$1,028	$731	$472

Net operating revenue	$15,334	$11,149	$7,083	$2,769	$1,737	$824
Operating expenses (excluding property write- down, other write offs and depreciation)	$11,343	$7,893	$5,051	$1,836	$1,175	$538
Property write-down and other write-offs net of (recoveries)	$(175)	$-	$399	$-	$-	$-
Depreciation	$1,343	$1,073	$734	$110	$74	$45
Equity in income from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) from operations	$2,823	$2,183	$899	$823	$488	$241
Interest income	$150	$189	$126	$-	$1	$-
Interest expense, net, including debt issuance cost	$1,385	$929	$804	$-	$-	$-
Other income (expense), net	$1	$(7)	$43	$-	$16	$-
Equity in non-operating items from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) before income taxes and minority interest	$1,589	$1,436	$264	$823	$505	$241
Income tax expense (benefit)	$316	$487	$416	$25	$150	$88
Minority interest in subsidiary (earnings) losses	$-	$(22)	$(31)	$-	$-	$-
Net Earnings (loss)	$1,273	$927	$(183)	$798	$355	$153

Reconciliation to EBITDA:
Net earnings (loss)	$1,273	$927	$(183)	$798	$355	$153
Interest income	$(150)	$(189)	$(126)	$-	$(1)	$-
Interest expense	$1,385	$929	$804	$-	$-	$-
Income taxes	$316	$487	$416	$25	$150	$88
Depreciation	$1,343	$1,073	$734	$110	$74	$45
EBITDA	$4,167	$3,227	$1,645	$933	$578	$286

F26

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Corporate & Other			Intersegment Elimination
As of and for the Year Ended December 31,	2004	2003	2002	2004	2003	2002
Property and equipment, net	$466	$1,057	$1,129	$-	$-	$-
Total assets	$2,832	$2,115	$2,620	$-	$-	$-

Net operating revenue	$1,428	$114	$170	$(1,327)	$-	$-
Operating expenses (excluding property write- down, other write offs and depreciation)	$3,085	$2,152	$2,172	$(1,327)	$-	$-
Property write-down and other write-offs net of (recoveries)	$(6)	$(35)	$746	$-	$-	$-
Depreciation	$28	$172	$191	$-	$-	$-
Equity in income from unconsolidated subsidiary	$55	$-	$-	$-	$-	$-
Earnings (loss) from operations	$(1,624)	$(2,175)	$(2,939)	$-	$-	$-
Interest income	$939	$343	$324	$(933)	$(341)	$(341)
Interest expense, net, including debt issuance cost	$1,258	$1,422	$1,171	$(933)	$(341)	$(341)
Other income (expense), net	$-	$9	$(1)	$-	$-	$-
Equity in non-operating items from unconsolidated subsidiary	$(5)	$-	$-	$-	$-	$-
Earnings (loss) before income taxes and minority interest	$(1,948)	$(3,245)	$(3,787)	$-	$-	$-
Income tax expense (benefit)	$(1,541)	$(1,273)	$(2,119)	$-	$-	$-
Minority interest in subsidiary (earnings) losses	$(98)	$-	$-	$-	$-	$-
Net Earnings (loss)	$(505)	$(1,972)	$(1,668)	$-	$-	$-

Reconciliation to EBITDA:
Net earnings (loss)	$(505)	$(1,972)	$(1,668)	$-	$-	$-
Interest income	$(939)	$(343)	$(324)	$933	$341	$341
Interest expense	$1,258	$1,422	$1,171	$(933)	$(341)	$(341)
Income taxes	$(1,541)	$(1,273)	$(2,119)	$-	$-	$-
Depreciation	$28	$172	$191	$-	$-	$-
EBITDA	$(1,699)	$(1,994)	$(2,749)	$-	$-	$-

F27

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Consolidated
As of and for the Year Ended December 31,	2004	2003	2002
Property and equipment, net	$48,629	$36,796	$33,965
Total assets	$71,204	$54,817	$51,143

Net operating revenue	$35,765	$31,402	$29,337
Operating expenses (excluding property write- down, other write offs and depreciation)	$25,997	$21,965	$18,597
Property write-down and other write-offs net of (recoveries)	$(178)	$(35)	$1,145
Depreciation	$2,993	$2,668	$2,304
Equity in income from unconsolidated subsidiary	$55	$-	$-
Earnings (loss) from operations	$7,008	$6,804	$7,291
Interest income	$168	$204	$125
Interest expense, net, including debt issuance cost	$1,587	$2,011	$1,903
Other income (expense), net	$1	$48	$51
Equity in non-operating items from unconsolidated subsidiary	$(5)	$-	$-
Earnings (loss) before income taxes and minority interest	$5,585	$5,045	$5,564
Income tax expense (benefit)	$749	$1,777	$2,454
Minority interest in subsidiary (earnings) losses	$(98)	$(22)	$(31)
Net Earnings (loss)	$4,738	$3,246	$3,079

Reconciliation to EBITDA:
Net earnings (loss)	$4,738	$3,246	$3,079
Interest income	$(168)	$(204)	$(125)
Interest expense	$1,587	$2,011	$1,903
Income taxes	$749	$1,777	$2,454
Depreciation	$2,993	$2,668	$2,304
EBITDA	$9,899	$9,498	$9,615

F28

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Prague, Czech Republic - In August 2002, Prague, Czech Republic experienced a devastating flood throughout the city. Although the Casino Millennium property was not damaged, public access to the city in the vicinity of the casino is severely limited and has negatively affected and will likely continue to negatively affect the casino operation. As a result, we, in September 2002, wrote off unpaid technical casino service fees and loans from Casino Millennium, which resulted in a pre-tax charge of $0.33 million. $0.30 million of the write-off is reported in property write-down and other write-offs (Note 12) and $26 thousand is reported as a reduction of other (expense), net. Effective September 1, 2002, technical casino service fees and interest due to us have not been and will not be accrued until a certainty of cash flow is attained for Casino Millennium. In 2004, we recovered $43 thousand of the unpaid technical casino service fees earned prior to the write-off in September 2002 as reported in Note 12 in addition to the $35 thousand recovered in 2003.

Central City, Colorado - On December 30, 2004 Century Casinos Tollgate Inc. made its cash contribution and Tollgate Venture Corporation, an unrelated minority partner, contributed assets to the proposed development of a casino and hotel in Central City, Colorado. Architectural and engineering agreements, totaling $0.9 million have been signed in conjunction with the project.

Edmonton, Canada - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. for approximately, $2.4 million ($3.0 million Canadian dollars.) We had subscribed to 55% of the shares of CRA in September 2003 but subsequently increased our participation in the project. The Company’s local partner, 746306 Alberta, Ltd. contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. Century Resorts Alberta, Inc. plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. Completion of this project is subject to obtaining acceptable project financing. On December 17, 2004 the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI entered into a long-term agreement to manage the facility.

South Africa - Gauteng - During September 2001, our subsidiary, Century Casinos Africa entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd (Rhino), a consortium which includes Silverstar Development Ltd. (Silverstar). Rhino submitted an application for a proposed hotel/casino resort development in that region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($59.8 million). In November 2001, Rhino was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd (Tsogo), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board (GGB). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, in 2002 the Company recorded a $399 write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including our subsidiary, Century Casinos Africa, made representation to the GGB requesting that the sole remaining license for the

F29

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

province of Gauteng be awarded to Silverstar pursuant to its original 1997 application. The GGB in December 2002 denied Silverstar’s request. As a result, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court compel the authorities to award the license to Silverstar. In October 2003 a judgment was handed down from the High Court of South Africa compelling the GGB to award a casino license to Silverstar for the western periphery of metropolitan Johannesburg upon the terms of its original 1997 application. In November 2003 the GGB’s subsequent application for leave to appeal the October 2003 judgment was denied by the High Court. In December 2003, the GGB served notice to petition the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. In February 2004, the Supreme Court of Appeal of South Africa granted the GGB’s request for leave to appeal. Silverstar has informed the Company that the Supreme Court of Appeal met on February 28, 2005 to review Silverstar’s petition against the leave to appeal granted to the GGB, at which time the court reserved judgment. On March 29, 2005, Silverstar reported that the Supreme Court of Appeal dismissd the appeal of the GGB and upheld the earlier High Court decision to award the license to Silverstar.

On December 1, 2004, CCI announced it agreed to sell its interest, including the call option with Novomatic AG discussed below, in the Gauteng, South Africa license application to the Akani Group. The Akani Group has agreed to provide the funds necessary for Silverstar to complete the project and to acquire all of the outstanding shares of Silverstar as well as all assets, rights and obligations of CCI in the project.

The total selling price was approximately $8.5 million, or 50.3 million Rand, including a portion contingent upon future events. An initial payment of approximately $1.7 million, or 10.0 million Rand, was received for both the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land, carried at 4.4 million Rand, and previously advanced funds to Silverstar. Also in conjunction with the agreements, we loaned Silverstar 3.0 million Rand, repayable in six equal installments with interest. We have, therefore, only recognized net proceeds of 7.0 million Rand in the transaction. The shares were sold for book value, less the cost of disposition. We recognized a foreign currency translation gain of $0.38 million on the disposition of Verkrans, resulting from the difference between the exchange rate at the time of purchase in March 2002 and the exchange rate at the time of sale in December 2004. The foreign currency translation gain, less the cost of disposition, or $0.36 million is included in other operating revenue for 2004. The excess amount was first applied to receivables which had not been written off, totaling 1.6 million Rand and the remaining 1.0 million Rand or $0.2 million was applied to advances written off in 2002 and the recovery is reported in property write-down and other write-offs for 2004. The balance of the selling price of approximately $6.8 million, or 40.3 million Rand, is contingent on certain approvals being secured by Silverstar and the Akani Group and has not been recorded by the Company.

In January 2000, CCI entered into a brokerage agreement with Novomatic AG in which CCI received an option to purchase seven eighths of the shares that Novomatic AG purchased in Silverstar. The agreement has subsequently been amended two times, most recently in October 2004 eliminating the put option held by Novomatic AG, transferring the rights under the agreement from CCI to our subsidiary, Century Resorts Ltd. and amending the call option under which we can require Novomatic AG to sell seven eighths of its shares in Silverstar to Century Resorts Ltd. The call option can be exercised at any time within three years of the amended and restated agreement. The right to the equity option was transferred to the Akani Group in conjunction with the sale in December 2004.

Other Properties - We are currently holding non-operating casino property and land for sale in Wells, Nevada. The property and land was acquired in 1994 from an unaffiliated party at a cost of $0.92 million. Included in property write-down and other write-offs for 2002, is a pre-tax charge in the amount of $0.45 million, to reduce the value

F30

            CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the property to its fair value, less costs to sell, based on an assessment of the property (Note 12).  The carrying value of the property and land as of December 31, 2004 and 2003 is based on the appraised value of the land less the cost to sell.

Employee Benefit Plan - In March 1998, we adopted a 401(k) Savings and Retirement Plan (the “Plan”). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed $14 thousand, $17 thousand and $21 thousand to the Plan in 2004, 2003 and 2002, respectively.

Operating Lease Commitments and Purchase Options - We have entered into certain noncancelable operating leases for real property and equipment. Rental expense was $0.43 million in 2004, $0.40 million in 2003 and $0.35 million in 2002.

In June 1998, we began leasing parking spaces from the City of Cripple Creek under a five-year agreement which requires annual lease payments of $90 thousand. We may purchase the property for $3.25 million, less cumulative lease payments ($0.59 million through December 31, 2004), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

In March 1999, we entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from its Womacks/Legends Casino on Bennett Avenue. The agreement, as amended on February 7, 2000, provides for an option period through March 31, 2004 and an exercise price of $1.50 million, less 50% of cumulative monthly option payments. In January 2004, we sold the option to an unrelated party for a sum of $0.20 million. As a result of the transaction, we recognized a pre-tax gain of $35 thousand in 2004.

We hold a subleasehold interest in the real property and improvements located at 220 East Bennett Avenue. The sublease, as assigned to WMCK-Acquisition Corp., provides for monthly rental payments of $16 thousand, and expires on June 20, 2005. We gave notice that we intend to exercise the option to acquire the property at the expiration of the sublease at an exercise price of $1.50 million.

Following is a summary of operating lease commitments as of December 31, 2004.
Amounts shown in thousands.

Year ending December 31,	Amount
2005	$459
2006	156
2007	92
2008	90
2009	90
Thereafter	37
Total	$924

Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any shareholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, we would repurchase the common stock of any shareholder found to be unsuitable under the regulations. We could effect the repurchase with cash, Redemption Securities, as such term is defined in our Certificate of Incorporation and having terms and conditions as shall be approved by the Board of Directors, or a combination thereof.

South African Tax Audit - The Company’s Return of Income: Company and Close Corporation filed for South Africa for 2000 and 2001 is being audited by the South African Revenue Service. We do not expect any settlement that might result from the audit to be materially in excess of amounts accrued.

F31

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

Amounts shown in thousands	2004	2003	2002
Federal - Current	$(308)	$948	$1,740
Federal - Deferred	604	203	55
Provision for federal income taxes	296	1,151	1,795

State - Current	(45)	128	235
State - Deferred	82	28	8
Provision for state income taxes	37	156	243

Foreign - Current	548	502	401
Foreign - Deferred	(132)	(32)	15
Provision for foreign income taxes	416	470	416
Total Provision for income taxes	$749	$1,777	$2,454

Reconciliation of federal income tax statutory rate and our effective tax rate is as follows:

	2004	2003	2002
Federal income tax statutory rate	34.0%	34.0%	34.0%
State income tax (net of federal benefit)	0.6%	2.3%	2.9%
Non-deductible write-offs (recoveries) and expenses	(0.9%)	-	2.7%
Effect of foreign currency translation adjustment for sale of Verkrans	(2.0%)	-	-
Foreign income taxes	(16.1%)	-	1.7%
Permanent and other items	(2.2%)	(1.1%)	2.8%
Total Provision for income taxes	13.4%	35.2%	44.1%

F32

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the expected amount of income tax calculated by applying the statutory rate to pretax income as follows:

Amounts shown in thousands	2004	2003	2002

Expected income tax provision at statutory rate of 34%	$1,899	$1,715	$1,891

Increase (decrease) due to:
Effect of foreign operations taxed at different rates	(900)	1	92
State income taxes, net of federal benefit	35	117	160
Effect of non-deductible write offs (recoveries) & expenses	(52)	-	152
Effect of foreign currency translation adjustment for sale of Verkrans	(114)	-	-
Other, net	(119)	(56)	159

Provision for income taxes	$749	$1,777	$2,454

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2004 and 2003, consist of the following:

Amounts shown in thousands	2004	2003
Deferred tax assets (liabilities) - U.S. federal and state:
Property and equipment	$214	$642
Amortization of goodwill for tax	(667)	(440)
Write-down of non-operating casino property	169	169
Swap agreements not deducted for tax	-	138
Other non-current tax assets (liabilities)	50	85
Tax assets (liabilities) - non-current	(234)	594
Accrued liabilities and other - current	97	56
	(137)	650
Deferred tax assets and (liabilities) - foreign:
Property and equipment - non-current	207	72

Accrued liabilities and other	108	83
Prepaid expenses	(20)	(28)
Tax assets and (liabilities) - current	88	55
	295	127
Net deferred tax assets	$158	$777

F33

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows by segment:

Amounts shown in thousands	Cripple Creek, CO	South Africa	Corp & Other	Total
Balance as of January 1, 2003	$7,232	$667	$-	$7,899
Effect of foreign currency translation	-	189	-	189
Balance as of December 31, 2003	7,232	856	-	8,088
Goodwill recorded in equity investment in Casino Millennium	-	-	565	565
Effect of foreign currency translation	-	153	39	192
Balance as of December 31, 2004	$7,232	$1,009	$604	$8,845

Intangible assets, not subject to amortization, include casino licenses as follows as of December 31:

Amounts shown in thousands	2004	2003
Century Casinos Caledon (Pty) Ltd. - South Africa	$2,036	$1,665
The Celebrations Casino and Hotel - Canada	108	95
Tollgate - Central City, Colorado	13	-
Total casino licenses	$2,157	$1,760

11.	OTHER INCOME, NET

Other income, net, consists of the following:
	For the Year Ended December 31,
Amounts shown in thousands:	2004	2003	2002

Interest income	$168	$204	$125
Foreign currency exchange gains	1	20	-
Gain on disposal of assets	-	28	34
Other	-	-	17

	$169	$252	$176

F34

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY WRITE-DOWN AND OTHER WRITE-OFFS

Property write-down and other write-offs consist of the following:

Amounts shown in thousands	For the Year Ended December 31,
	2004	2003	2002
Write down non-operating casino property and land held for sale in Nevada (Note 8)	$-	$-	$447
Pre-opening cost related to the casino development in Central City, Colorado	37	-	-
Write off, (recoveries) of receivables and advances related to a casino acquisition project and casino properties under management (Note 8) (1)	(218)	(35)	698
Other	3	-	-
	$(178)	$(35)	$1,145

(1)	Recovery in 2004 is primarily $0.2 million against write off of advances for Johannesburg. Primarily $0.4 million for Johannesburg (Note 1) and $0.3 million for Prague (Note 8) for 2002.

13. EARNINGS PER SHARE
Basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 were computed as follows:

Amounts shown in thousands, except for share data	2004	2003	2002

Basic Earnings Per Share:
Net earnings	$4,738	$3,246	$3,079
Weighted average common shares	13,683,016	13,633,092	13,680,884
Basic earnings per share	$0.35	$0.24	$0.23

Diluted Earnings Per Share:
Net earnings available to common shareholders	$4,738	$3,246	$3,079

Weighted average common shares	13,683,016	13,633,092	13,680,884
Effect of dilutive securities:
Stock options and warrants	2,158,207	1,154,905	1,430,823
Dilutive potential common shares	15,841,223	14,787,997	15,111,707

Diluted earnings per share (*)	$0.30	$0.22	$0.20

* There were no options or warrants excluded from the computation of the dilutive earnings per share.

F35

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the consolidated statement of earnings for 2004, 2003 and 2002 include the following:

Amounts shown in thousands	2004	2003	2002

Food & Beverage and Hotel Comps, at retail (1)	$1,452	$1,369	$1,314
Free Plays or Coupons	1,569	1,882	1,648
Player Points	1,269	1,406	1,462
Total Promotional Allowances	$4,290	$4,657	$4,424

(1) The estimated cost of such complimentary services is charged to casino operations, and was $1.08 million, $0.91 million and $0.95 million in 2004, 2003 and 2002, respectively.

15.	UNAUDITED SUMMARIZED QUARTERLY DATA
Summarized quarterly financial data for 2004, 2003 and 2002 is as follows:

Amounts shown in thousands except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2004
Net operating revenue (3) (4)	$ 8,164	$ 8,853	$ 9,671	$ 9,077
Earnings from operations (3) (4)	$ 1,743	$ 1,858	$ 2,102	$ 1,305
Net earnings (3)	$ 904	$ 1,147	$ 1,233	$ 1,454
Basic earnings per share (2)	$ 0.07	$ 0.08	$ 0.09	$ 0.11
Diluted earnings per share (2)	$ 0.06	$ 0.07	$ 0.08	$ 0.09

Year ended December 31, 2003
Net operating revenue	$ 7,381	$ 7,553	$ 8,278	$ 8,190
Earnings from operations	$ 1,698	$ 1,667	$ 1,776	$ 1,663
Net earnings	$ 755	$ 751	$ 914	$ 826
Basic earnings per share (2)	$ 0.06	$ 0.06	$ 0.07	$ 0.06
Diluted earnings per share (2)	$ 0.05	$ 0.05	$ 0.06	$ 0.06

Year ended December 31, 2002
Net operating revenue	$ 6,892	$ 7,429	$ 7,885	$ 7,131
Earnings from operations	$ 1,973	$ 2,155	$ 1,281	$ 1,882
Net earnings (1)	$ 925	$ 1,103	$ 453	$ 598
Basic earnings per share (2)	$ 0.07	$ 0.08	$ 0.03	$ 0.04
Diluted earnings per share (2)	$ 0.06	$ 0.07	$ 0.03	$ 0.04

(1)
We are currently holding non-operating casino property and land for sale in Wells, Nevada. In the 3rd quarter of 2002 the Company reduced the value of the property to its fair value by $0.45 million. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure.

In the 3rd quarter of 2002, we recorded a $0.30 million write-off for unpaid technical casino service fees and loans related to its operations in Prague, Czech Republic, as devastating floods in Prague, Czech Republic in August 2002 had an adverse impact on casino operation. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure.

F36

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the 3rd quarter of 2002, the Company recorded a $0.38 million write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. See Note 8, Commitments, Contingencies and Other Matters, to the Consolidated Financial Statements for complete disclosure. $22 thousand in additional expenses related to the Johannesburg project were written off in the 4th quarter of 2002, bringing the total to $0.40 million.

(2)	Sum of quarterly results may differ from annual results presented in Note 13, Earnings per Share, to the Consolidated Financial Statements, and the Statement of Earnings because of rounding.

(3)
In the 4th quarter of 2004 we recognized a $0.36 million gain from the sale of Verkrans which is more fully described in Note 8 and reported in net operating revenue. We also recovered approximately $0.2 million in receivables previously written off in 2002 which is reported in earnings from operations.

(4)	For the 1st, 2nd, and 3rd quarters of 2004, certain reclassifications have been made to net operating revenue and earnings from operations to conform to the 4th quarter presentation.

16.	TRANSACTIONS WITH RELATED PARTIES

At December 31, 2003, we had an unsecured note payable that matured and was paid on April 1, 2004, in the principal amount of $0.38 million to Thomas Graf, a founding stockholder of the Company (Note 5).

We have entered into compensation agreements with certain members of the Board of Directors. Specifically, we have entered into separate management agreements with Flyfish Casino Consulting AG, a management company controlled by Erwin Haitzmann and with Focus Casino Consulting AG, a management company controlled by Peter Hoetzinger, to secure the services of each director, respectively. Included in the consolidated statements of earnings for the years ended December 31, 2004, 2003 and 2002 are payments to Flyfish Casino Consulting in the amounts of $0.46 million, $0.41 million and $0.39 million, respectively, and payments to Focus Casino Consulting in the amounts of $0.46 million, $0.37 million, $0.36 million, respectively.

Erwin Haitzmann, Peter Hoetzinger and their respective family trusts own a minority interest in CRL. Collectively they own approximately 3.5% of the outstanding shares of common stock.

Effective May 1, 2003, James Forbes, resigned as a member of the Company’s Board of Directors, but will continue as a member of the Board of Directors of Century Casinos Caledon Proprietary Limited, and will focus his attention on the project in Johannesburg, in the Gauteng province of South Africa, pursuant to the terms of a consulting agreement between Century Casinos, Inc. and Respond Limited, a management company controlled by James Forbes. Under the terms of the Agreement of Termination of Management Agreement Incorporating New Consulting Agreement (“Agreement”) dated May 1, 2003, the Company’s obligation to make monthly payments of $10 thousand to Respond Limited ceased on December 31, 2003. In addition, the Company and James Forbes completed a series of stock transactions which are fully described in Note 6. During 2004, James Forbes loaned $90 thousand to the Company to secure a note to Silverstar. The Company repaid the loan in December 2004.

There have been no transactions with management, except as otherwise disclosed herein.

F36

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS

     On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of a casino in Central City, Colorado. Under the terms of the agreement, the loan will mature on October 4, 2005 at which time the principal is due with interest calculated at prime plus 0.5%. At the inception of the loan prime is 5.75%. The note is secured by the existing property and improvements and by commercial guarantees provided by Century Casinos, Inc. and its partner Tollgate Venture LLC.