Form 10-K/A
period 2004-12-31
CENTURY CASINOS INC /CO/
filed 2005-04-29
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

1263 A Lake Plaza Drive, Colorado Springs, Colorado 80906
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

As of April 22, 2005, the Registrant had 13,754,900 shares of Common Stock outstanding.

EXPLANATORY NOTE

The Annual Report on Form 10-K of Century Casinos, Inc. (the "Company") filed with the Commission on April 15, 2005, incorporated certain information in Part III of the Form 10-K by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders. Due to a delay in initiating the broker search process required by SEC Rule 14a-13, the Company’s Proxy Statement will not be filed within 120 days of the Company’s fiscal year ended December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding the Board of Directors and executive officers of the Company, as of April 22, 2005 is as follows:

			Officer or
Name	Age	Positions Held	Director Since

Erwin Haitzmann	51	Chairman of the Board &	March 1994
		Co-Chief Executive Officer

Peter Hoetzinger	42	Vice Chairman of the Board	March 1994
		Co-Chief Executive Officer
		& President

Robert S. Eichberg	58	Director	January 1997

Gottfried Schellmann	51	Director	January 1997

Dinah Corbaci	50	Director	April 2000

Larry Hannappel	52	Senior Vice-President	October 1999
		Secretary & Treasurer

Rich Rabin	58	Chief Operating Officer for	August 2004
		North America

Ray Sienko	47	Chief Accounting Officer	March 2005

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has 30 years of casino gaming experience ranging from dealer (commencing in 1975) through various casino management positions. Mr. Haitzmann has been employed full-time by the Company since May 1993.

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

Dinah Corbaci holds a Doctorate degree in Law from the University of Salzburg, Austria (1981). One year practice on the Austrian Court in Salzburg was followed by working for the Austrian Association of Realtors in Vienna. In 1984 she joined IBM Austria, where she is responsible as Account Manager for large government customers, with special focus on e-business for large IBM mainframe hardware and e-government solutions. During the last five years of her 21 years of employment at IBM, she has served as eServer Manager where she is responsible for all Austrian governmental customers concerning their strategic hardware development compliance for governmental and legal requirements.

Larry Hannappel graduated from National College, Rapid City, South Dakota (1976) with a B.S. Degree in Accounting. From 1976 to 1979, he was employed by the public accounting firm of Hamma & Nelson. From 1979 to 1994, he served in various financial management capacities in manufacturing and gaming. Mr. Hannappel has been employed full-time by the Company since May, 1994. He became Chief Accounting Officer in October 1999, was appointed as Secretary of the Company in March, 2000 and appointed as Treasurer in June 2001. In March 2005, he was appointed the Senior Vice President.

Rich Rabin earned undergraduate degrees from Roosevelt University, Chicago, Illinois in Accounting and Finance. He earned his MBA from the University of Wisconsin specializing in Finance. From 1973 until 1999, he was employed in various positions within the hospitality industry. Additionally, he was employed from 1995 to 1999 as the Senior Vice President of Operations, President, and Chief Operating Officer for the Colorado Gaming and Entertainment Company. In 2000, he was employed as a Vice President, Casino Operations for the International Thunderbird Gaming Corp. From 2000 to 2001, he was a consultant for Peak Management. From 2001 to 2002, he was employed as the Senior Vice President, Casino Operations for PDS Gaming. During 2002 to 2004, he was employed as the Director for The Innovation Group in Las Vegas. He has been employed full-time by the Company since August 2004 as the Chief Operating Officer for North America.

Ray Sienko graduated from St. Joseph’s University in Philadelphia, Pennsylvania (1979) with a B.S. Degree in Accounting. From 1979 to 1981 he was employed by the public accounting firm of Samuel M. Fischer & Co., CPAs. He successfully passed the CPA exam in November 1979. From 1981 to 1985 he was employed by Amerigas, Inc. From 1985 to 2000, he was employed as the Controller for Bayard Sales Corp. Mr.Sienko has been employed full time by the Company since June 2000 as Controller. He was appointed Chief Accounting Officer in March 2005.

There are no family relationships between or among the Company’s executive officers and directors.

We have an Audit Committee of the Board of Directors, which is comprised of Robert S. Eichberg (Chairman), Gottfried Schellmann and Dinah Corbaci. The Board of Directors has determined that Mr. Eichberg is an “audit committee financial expert” as defined in applicable rules of the Securities and Exchange Commission.

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers, our Senior Vice President and our Chief Accounting Officer. A complete text of this Code of Ethics is available in Exhibit 14 filed with the Form 10-K for the year ended December 31, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of its outstanding common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge (based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2004), all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with in a timely manner

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth executive compensation during 2004, 2003 and 2002 to the Chairman of the Board and Co-Chief Executive Officer of the Company, Erwin Haitzmann, and to all other executive officers who received greater than $100,000 in compensation in 2004, 2003 or 2002.

					Awards		Payouts
Name & Principal Position	Year	Salary (a) ($)	Bonus (b) ($)	Other Annual Comp-ensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Comp-ensation ($) (c)
Erwin Haitzmann	2004	199,703	341,690			628,105
Chairman of the Board	2003	180,737	262,390
and Co-Chief Executive Officer	2002	178,605	247,763

Peter Hoetzinger	2004	199,703	341,690			628,105
Vice-Chairman of the Board,	2003	191,357	251,800
Co-Chief Executive Officer	2002	183,432	243,002
and President

Larry Hannappel	2004	80,507	80,000			27,500		1,200
Senior Vice-President	2003	80,507	60,000					1,200
Secretary & Treasurer	2002	80,507	60,000					1,200

(a) Salary for 2004 includes $120,000 paid to Flyfish Casino Consulting AG for the benefit of Mr. Haitzmann’s Family Foundation and $120,000 paid to Focus Casino Consulting AG for the benefit of Mr. Hoetzinger’s Family Foundation, pursuant to separate management agreements with the Company, entered into on March 1, 2001 and amended October 11, 2001, October 12, 2002, March 29, 2004 and February 14, 2005. See “Executive Employment Agreements.”

(b) Mr. Haitzmann’s bonus for 2004 was paid to Flyfish Casino Consulting AG for the benefit of Mr. Haitzmann’s Family Foundation. Mr. Hoetzinger’s bonus for 2004 was paid to Focus Casino Consulting AG for the benefit of Mr. Hoetzinger’s Family Foundation.

(c) Consists solely of matching contributions made by the Company to the 401(k) Savings and Retirement Plan.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

On March 4, 2004, 1,283,710 options were granted by the independent members of the Company’s Incentive Plan Committee to the Company’s executive officers with an exercise price of $2.93. On January 18, 2004 each outside director was granted an option to purchase 20,000 common shares of the Company’s stock at a price of $3.26.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
FISCAL YEAR-END OPTION VALUES

The following table sets forth the aggregate options held by certain executive officers of the Company. No options were exercised by the specified officers in 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Options at December 31, 2004 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable/ Unexercisable
Erwin Haitzmann, Chairman of the Board and Co-Chief Executive Officer	-	-	1,300,000 / 628,105 (a)	$10,181,500 / 3,894,251 (c)
Peter Hoetzinger, Vice Chairman of the Board, Co-Chief Executive Officer and President	-	-	793,000 / 628,105 (b)	$6,238,090 / 3,894,251 (c)
Larry Hannappel, Senior Vice-President, Secretary & Treasurer		-	37,500 / 27,500	$289,875 / 170,500 (c)

(a) All options are held by The Haitzmann Family Foundation. (See Certain Relationships and Related Transactions.)

(b) All options are held by The Hoetzinger Family Foundation. (See Certain Relationships and Related Transactions.)

(c) Based on the closing bid price ($9.13) of the Company’s Common Stock on the NASDAQ Stock Market on December 31, 2004.

DIRECTOR COMPENSATION

Directors who are full-time employees receive no compensation for their services as directors. With the exception of Messrs. Eichberg and Schellmann and Dr. Corbaci, all of the Company’s directors are employees.

Messrs. Eichberg and Schellmann and Dr. Corbaci, the outside directors of the Company, are being compensated for their services as follows:

(a) Stock Option Grants - In January 2004, Messrs. Eichberg and Schellmann and Dr. Corbaci each were granted an option to purchase 20,000 shares of the Company’s stock, which have a four-year term and are exercisable at a price of $3.26.

(b) Compensation, Reimbursement - Each outside director receives $1,000 per board or committee meeting (and per gaming application completed). In addition, effective January 1, 2005, Mr. Eichberg shall receive fixed compensation of $10,000 per year, to cover his increased work as Chairman of the Audit Committee. Ms. Corbaci and Mr. Schellmann shall each receive fixed compensation of $3,000 per year, for their increased work as members of the Audit Committee, the Compensation Committee and the Incentive Plan Committee.

(c) Amounts paid in 2004:

Mr. Eichberg	$7,000
Ms. Corbaci	$9,000
Mr. Schellmann	$8,000

EXECUTIVE EMPLOYMENT AGREEMENTS

On October 12, 2001, the Company entered into separate Employment Agreements with Mr. Haitzmann and Mr. Hoetzinger. The agreements were amended February 18, 2003 to extend the dates of employment to December 31, 2008 and to specify the duties of Messrs. Haitzmann and Hoetzinger. Additionally, the agreements were amended February 3, 2005 to reassign the employment agreements to a wholly owned foreign subsidiary of the Company and to include changes to the employees’ salary and termination clauses. As compensation for the services rendered by the employees for the Company, the employees shall be paid not less than € 70,000 (Euro seventy thousand) (approximately $91,441 U.S. dollars) in base salary, plus annual increases and bonuses, and such other incentives, benefits, insurance policies and compensation as may have been and may be awarded to them from time to time by the Compensation Committee of the Board of Directors. The Compensation Committee is required to review the salaries on an annual basis. The Company shall continue to either provide the employees with, or shall reimburse them for, all reasonable expenses incurred in connection with the performance of their duties as executives for the Company, in substantially at least the same form and fashion as it has done during the twelve (12) months preceding the date of the agreements. The employees are also each entitled to use of a car provided to them and paid for by the Company for business and private purposes The agreements provide that in the event of termination “without cause” by the Company, that they shall be paid their base salary then in effect (including bonuses, if any) for a period of three (3) years from the date on which the employee receives written notice of termination regardless of whether the term of the employee agreement ends prior to such time. They must continue to make themselves available to, and shall cooperate with the Company, as may be reasonably required to assist the Company during a six-month transition period following termination of the agreement without cause.

In addition to the employment agreements, as amended, that the Company has with Mr. Haitzmann and Mr. Hoetzinger, the Company is party to separate management agreements with Flyfish Casino Consulting AG, a Swiss corporation, to secure the services of Mr. Haitzmann, and with Focus Casino Consulting AG, a Swiss corporation, to secure the services of Mr. Hoetzinger, to provide executive casino management services to the Company through December 31, 2005, and for five (5) year renewable periods thereafter, unless sooner terminated by them or by the Company. The management agreements provide for an annual base management fee of $120,000 each for Mr. Haitzmann and Mr. Hoetzinger, plus such annual increases and bonuses, and such other incentives, benefits and compensation as may be awarded to them, respectively, by the Compensation Committee of the Board of Directors of the Company. Payments to each of these management companies are included in the Executive Compensation Table. Each of the management fees will be reviewed annually by the Compensation Committee. The management agreements further provide for termination payments to be made for a period of six (6) months if the management agreement is terminated by the Company without cause, or for a payment of three times the management company’s annual fee and average bonus if the termination occurs (a) after a Change of Control of the Company, or (b) by the management company, for cause.

The Company entered into an employment agreement with Mr. Larry Hannappel effective January 1, 2005, pursuant to which the Company will pay to Mr. Hannappel a yearly salary of $120,000. Mr. Hannappel shall be eligible to receive a yearly bonus of up to $56,000, based upon satisfactorily reaching various budget, financial and other criteria that are established for each calendar year plus benefits as defined until terminated. The bonus amount can be reviewed by the Company annually, and the Compensation Committee is required to review Mr. Hannappel’s salary on an annual basis. The Company shall continue to either provide Mr. Hannappel with, or shall reimburse the employee for, all reasonable expenses incurred in connection with the performance of his duties as an executive for the Company. The Company may terminate Mr. Hannappel’s employment at any time, without cause. If the Company terminates his employment without cause, he will receive all earned base salary through the last day of his employment, plus a severance amount equal to six months of his base salary and a payment equal to 50% of the bonus received for the year preceding his termination and his medical/hospitalization insurance will be continued for a period of six months. A noncompete and nonsolicitation period will end six months after the last day of employment. If Mr. Hannappel is terminated for cause, he will receive his base salary only through the last day of his employment. The noncompete and nonsolicitation period will end on the first anniversary of the last day of his employment. If he is terminated within three years from a Change of Control, the Company will pay him a severance amount equal to twelve months of his base salary, he will receive a payment equal to the bonus received for the year preceding his termination, and all stock options granted to him under the company’s Equity Incentive Plan will vest immediately.

The Company entered into an employment agreement with Mr. Richard S. Rabin on July 19, 2004, pursuant to which the Company will pay to Mr. Rabin a yearly salary of $150,000. In the event the Company’s proposed Edmonton property becomes operational, Mr. Rabin’s salary shall be increased by the amount of $7,500 per year. Also, in the event the proposed Central City property becomes operational, Mr. Rabin’s annual salary shall be increased by $7,500 per year. Mr. Rabin shall also be eligible to receive a bonus, based upon satisfactorily reaching various budget and financial criteria that are established for each calendar year. For 2005, any bonus shall be based on the performance of Womacks and on the on-time and on-budget delivery of the proposed properties in Edmonton and Central City. For subsequent years, the employee’s bonus shall be based on such criteria as the employer establishes. The Company also agreed to pay Mr. Rabin’s moving expenses, up to a maximum of $27,500. The Company will reimburse all reasonable expenses incurred by Mr. Rabin on behalf of the Company in connection with Mr. Rabin’s performance of duties under the agreement. Within thirty (30) days after a new Equity Incentive Plan has been approved by the Company’s shareholders, Mr. Rabin shall be granted 25,000 options, and 10% of this number shall vest at the time of such grant, with 20% of this number vesting one year later, 30% one year after that and 40% in the year subsequent to that, subject to the approval of the relevant Committees of the Company’s Board of Directors. In the event that there is not a new Employee Equity Incentive Plan in 2005, Mr. Rabin shall be entitled to receive a cash payment calculated as the in-the-money-value that the 25,000 options, when vested, would have had if they had been granted. Further, Mr. Rabin shall receive another 25,000 options on the date of the first contract extension, provided that the contract will have been extended by both parties. The strike price and vesting of these options will be in accordance with the Equity Incentive Plan and subject to the Incentive Plan Committee’s discretion. The term of the agreement is two years unless sooner terminated in accordance with the provisions of the agreement. Furthermore, the agreement may be extended for periods of six (6) months. The Company may terminate Mr. Rabin’s employment at any time, without cause. If the Company terminates his employment without cause, he will continue to receive his base salary for the remaining term of the agreement unless he secures other employment, he will receive a payment equal to 50% of the bonus received for the year preceding his termination, and his medical/hospitalization insurance will be continued for the remaining term of the agreement. A noncompete and nonsolicitation period will end six months after the last day of employment. If Mr. Rabin is terminated for cause, he will receive his base salary only through the last day of his employment, and the noncompete and nonsolicitation period will end on the first anniversary of the last day of his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 22, 2005, concerning common stock ownership by beneficial owners of five percent or more of the Company’s common stock and the officers and directors of the Company. All of the named persons below, other than Thomas Graf, William Blair & Company, L.L.C. and Lloyd I. Miller, III, are officers or directors of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, $.01 par value	Erwin Haitzmann c/o Century Casinos, Inc. 1263 A Lake Plaza Dr. Colorado Springs, CO 80906	1,472,811 (a)	9.7%
Common Stock, $.01 par value	Peter Hoetzinger c/o Century Casinos, Inc. 1263 A Lake Plaza Dr. Colorado Springs, CO 80906	987,161 (b)	6.7%
Common Stock, $.01 par value	Robert S. Eichberg 1801 California St. Ste. 4650 Denver, CO 80202	62,000 (c)	(j)
Common Stock, $.01 par value	Gottfried Schellmann Bahnhofplatz 1A 2340 Moedling, Austria/Europe	77,200 (c)	(j)
Common Stock, $.01 par value	Dinah Corbaci Blechturmgasse 28/31 1040 Vienna Austria/ Europe	32,000 (d)	(j)
Common Stock, $.01 par value	Larry Hannappel c/o Century Casinos, Inc. 1263 A Lake Plaza Dr. Colorado Springs, CO 80906	50,250 (e)	(j)
Common Stock, $.01 par value	Ray Sienko c/o Century Casinos, Inc. 1263 A Lake Plaza Drive Colorado Springs, CO 80906	10,500 (f)	(j)
Common Stock, $.01 par value	All Officers and Directors as a Group (seven persons)	2,691,922	16.8%
Common Stock, $.01 par value	Thomas Graf Liechtensteinstrasse 54 A-2344 Maria Enzersdorf Austria/Europe	2,144,300 (g)	15.6%
Common Stock, $.01 par value	William Blair & Company, L.L.C. 222 W. Adams Chicago, IL 60606	1,010,062 (h)	7.3%
Common Stock, $.01 par value	Lloyd I. Miller, III 4550 Gordon Drive Naples, FL 34102	1,351,160 (i)	9.8%

(a) Includes: non-statutory stock options for 950,000 shares exercisable at $1.50 per share, 350,000 shares exercisable at $0.75 per share, and 62,811 shares exercisable at $2.93 per share, indirectly owned and held by The Haitzmann Family Foundation.

In March 2004, in accordance with the Employee Equity Incentive Plan, non-statutory stock options to purchase 628,105 shares of common stock of the company at the price of $2.93 per share were granted to Mr. Haitzmann, which subsequently were transferred from Mr. Haitzmann’s ownership to The Haitzmann Family Foundation. 62,811 of these options are vested and included above.

(b) Includes: non-statutory stock options for 543,000 shares exercisable at $1.50 per share, 250,000 shares exercisable at $0.75 per share, and 62,811   shares exercisable at $2.93 per share, indirectly owned and held by The Hoetzinger Family Foundation.

In March 2004, in accordance with the Employee Equity Incentive Plan, non-statutory stock options to purchase 628,105 shares of common stock of the company at the price of $2.93 per share were granted to Mr. Hoetzinger, which subsequently were transferred from Mr. Hoetzinger’s ownership to The Hoetzinger Family Foundation. 62,811 of these options are vested and included above.

(c) Includes: an option for 10,000 shares exercisable at $2.12 per share; and an option for 2,000 exercisable at $3.26.

(d) Includes: an option for 2,000 shares exercisable at $3.26.

(e) Includes: an option for 10,000 shares exercisable at $.75 per share, an option for 7,500 shares exercisable at $1.50 per share and an option for 2,750 shares exercisable at $2.93.

In March 2004, in accordance with the Employee Equity Incentive Plan, incentive stock options to purchase 27,500 shares of common stock of the company at the price of $2.93 per share were granted to Mr. Hannappel. 2,750 of these options are vested and include above.

(f) Includes: an option for 10,000 shares exercisable at $1.75 per share and an option for 500 shares exercisable at $2.93 per share granted in 2004.

In March 2004, in accordance with the Employee Equity Incentive Plan, incentive stock options to purchase 5,000 shares of common stock of the company at the price of $2.93 per share were granted to Mr. Sienko. 500 of these options are vested and include above.

(g) As reported on Form 4 filed with the Securities and Exchange Commission on December 15, 2004.

(h) As reported on Schedule 13G filed with the Securities and Exchange Commission on February 15, 2005.

(i) As reported on Form 4 filed with the Securities and Exchange Commission on February 28, 2005.

(j) Less than 1%.

Item 13. Certain Relationships and Related Transactions.

The Company had an unsecured note payable that matured and was paid on April 1, 2004, in the principal amount of $380,000, to Thomas Graf, a founding shareholder of the Company. The unsecured note bore interest at 6%, payable quarterly.

Both Mr. Haitzmann and Mr. Hoetzinger are Austrian citizens, and have established Austrian trusts (The Haitzmann Family Foundation and The Hoetzinger Family Foundation, respectively) to hold a certain portion of their interests in the Company. (See Security Ownership of Certain Beneficial Owners and Management)

On July 14, 2004 Mr. Haitzmann and Mr. Hoetzinger exchanged their 3.5% minority interest in Century Casinos Africa (CCA) for a 3.5% minority interest in Century Resorts Ltd (CRL) (formerly Century Resorts International) of equal value. As of December 31, 2004, each along with their respective Family Foundations own 1,087 shares of CRL, approximately 1.8% of the outstanding shares of common stock, or approximately 3.5% combined. We own the other 96.5% of CRL. CRL owns 100% of CCA and its subsidiaries.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2004 and 2003, by Grant Thornton LLP:

Fee Category	Year Ended December 31,
	2004	2003
Audit Fees (1)	$316,925	$109,946
Audit Related Fees (2)	12,123	7,702
Tax Fees (3)	18,625	21,230
All Other Fees(4)	-	-
Total	$347,673	$138,878

(1) Audit fees consist of fees incurred for professional services rendered for the audit of the Company’s consolidated financial statements and for reviews of the interim consolidated financial statements included in quarterly reports on Form 10-Q and consents for filings with the Securities and Exchange Commission.

(2) Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees relating to benefit plan audits.

(3) Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4) All Other fees include fees for other services.

The amounts shown above include out-of-pocket expenses incurred by Grant Thornton LLP. Fees of $72,328 had been billed through December 31, 2004, and the remaining $275,345 was billed subsequent to December 31, 2004.

The audit committee of the board of directors concluded Grant Thornton's provision of the services generating all other fees is compatible with maintaining Grant Thornton's independence.

The Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by its independent auditors (subject to the de minimis exception for non-audit services contained in Section 10A (i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and the Company’s management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

By:/s/ Larry Hannappel
Larry Hannappel, Senior Vice-President

EXHIBIT INDEX

The following exhibits are filed herewith:

No.  Description

10.149	Corrected Employment Agreement by and between Century Casinos, Inc. and Mr. Richard S. Rabin, Chief Operating Officer, North America dated April 27, 2005.

31.1	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chairman of the Board and Co-Chief Executive Officer.

31.2	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Vice-Chairman and President, and Co-Chief Executive Officer.

31.3	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Senior Vice-President.

31.4	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chief Accounting Officer.