Form 10-Q
period 2005-03-31
CENTURY CASINOS INC /CO/
filed 2005-05-10
CIK 911147

    UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

    Washington, D.C. 20549

    FORM 10-Q

    ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2005

                           OR

    _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ___________

    Commission file number  0-22290

    CENTURY CASINOS, INC.

    (Exact name of registrant as specified in its charter)

DELAWARE	84-1271317
(State or jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.

    1263 A Lake Plaza Drive, Colorado Springs, Colorado 80906

    (Address of principal executive offices)

    (Zip Code)

    (719) 527-8300

    (Registrant’s telephone number, including area code)

    (Former address of principal executive offices)

     (Registrant’s former telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $0.01 par value, 13,754,900 shares outstanding as of May 10, 2005.

CENTURY CASINOS, INC.

FORM 10-Q

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands, except for share information	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,061	$8,411
Restricted cash	847	706
Receivables, net	267	193
Prepaid expenses	426	437
Inventories	181	215
Other current assets	28	28
Deferred income taxes - domestic	97	97
- foreign	88	88
Total current assets	8,995	10,175

Property and Equipment, net	50,566	48,629
Goodwill, net	8,730	8,845
Casino Licenses	1,975	2,157
Deferred Income Taxes - foreign	243	207
Equity Investment in Unconsolidated Subsidiary	14	116
Other Assets	1,067	1,075
Total	$71,590	$71,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,246	$2,534
Accounts payable and accrued liabilities	2,964	3,548
Accrued payroll	858	1,372
Taxes payable	484	711
Other	102	102
Total current liabilities	6,654	8,267

Long-Term Debt, less current portion	18,573	17,970
Deferred Tax Liability - domestic	345	234
Minority Interest	6,206	4,354
Commitments and Contingencies	-	-
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
14,485,776 shares issued;
13,754,900 and 13,694,900 shares outstanding, respectively	145	145
Additional paid-in capital	21,468	21,528
Accumulated other comprehensive earnings	2,949	4,597
Retained earnings	16,917	15,910
	41,479	42,180
Treasury stock - 730,876 and 790,876 shares at cost, respectively	(1,667)	(1,801)
Total shareholders’ equity	39,812	40,379
Total	$71,590	$71,204
See notes to condense consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Three Months Ended March 31,
Dollar amounts in thousands, except for share information	2005	2004
Operating Revenue:
Casino	$9,051	$8,066
Hotel, food and beverage	1,228	974
Other	216	203
	10,495	9,243
Less promotional allowances	1,267	1,079
Net operating revenue	9,228	8,164

Operating Costs and Expenses:
Casino	3,541	3,056
Hotel, food and beverage	768	678
General and administrative	2,442	2,049
Property write-downs and other write-offs, net of recoveries	(30)	-
Depreciation	852	651

Total operating costs and expenses	7,573	6,434

(Loss) earnings from unconsolidated subsidiary	(97)	13

Earnings from Operations	1,558	1,743
Non-operating Income (expense):
Interest expense	(453)	(422)
Other income, net	33	47
Non-operating items from unconsolidated subsidiary	(1)	(6)
Non-operating expense, net	(421)	(381)
Earnings before Income Taxes and Minority Interest	1,137	1,362
Provision for income taxes	156	443
Earnings before Minority Interest	981	919
Minority interest in subsidiary loss (earnings)	26	(15)
Net Earnings	$1,007	$904

Earnings Per Share:
Basic	$0.07	$0.07
Diluted	$0.06	$0.06
See notes to condense consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS (Unaudited)

	For The Three Months Ended March 31,

Amounts in thousands	2005	2004

Net Earnings	$1,007	$904
Foreign currency translation adjustments	(1,648)	795
Change in fair value of interest rate swaps, net of income taxes	-	27
Comprehensive (Loss) Earnings	$(641)	$1,726

See notes to condense consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended March 31,

Amounts in thousands	2005	2004

Cash Flows from Operating Activities:
Net earnings	$1,007	$904

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	852	651
Amortization of deferred financing costs	14	29
Deferred tax expense	46	(23)
Minority interest in subsidiary loss (earnings)	(26)	15
Loss (earnings) loss from unconsolidated subsidiary	98	(7)
Gain on disposition of real estate option and other assets	-	(35)
Other	-	(4)

Changes in operating assets and liabilities:
Receivables	(110)	(11)
Prepaid expenses and other assets	25	-
Accounts payable and accrued liabilities	(387)	(48)
Accrued payroll	(476)	(487)
Taxes payable	(129)	273

Net cash provided by operating activities	914	1,257

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,560)	(940)
Capital Contribution of $2,432 towards interest in subsidiary, less net cash acquired of $1,679	(753)	-
Restricted cash increase	(211)	-
Proceeds from disposition of assets	-	202

Net cash used in investing activities	(2,524)	(738)

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,

Amounts in thousands	2005	2004
Cash Flows from Financing Activities:
Proceeds from borrowings	$10,221	$6,380
Principal repayments	(9,593)	(7,711)
Proceeds from exercise of options	74	2

Net cash provided by (used) in financing activities	702	(1,329)

Effect of exchange rate changes on cash	(442)	115

Decrease in Cash and Cash Equivalents	(1,350)	(695)

Cash and Cash Equivalents at Beginning of Period	8,411	4,729

Cash and Cash Equivalents at End of Period	$7,061	$4,034

Supplemental Disclosure of Noncash Financing Activities:

 In February 2005, our wholly owned subsidiary, Century Resorts International Limited, purchased a 56.4% equity interest in Century Resorts Alberta, Inc by contributing $2.4 million in cash to Century Resorts Alberta, Inc. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of assets acquired	$2,631
Cash paid, net of $1,679 in cash acquired	(753)
Liabilities assumed	$1,878

The assets acquired and liabilities assumed are reported in the consolidated balance sheet.

In January 2004, our wholly owned subsidiary Century Management u. Beteiligungs GmbH purchased an additional 40% interest in Casino Millennium, bringing our total interest to 50%, by contributing gaming equipment with a net book value of $0.60 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for on a cost basis in Euro and had a value of $0.29 million on January 3, 2004, brought our total investment in Casino Millennium to $0.89 million, of which $0.26 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of Casino Millennium, of $0.57 million, has been recorded as goodwill.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Three Months Ended
	2005	2004
Interest paid	$399	$400
Income taxes paid	$-	$-
See notes to condense consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Century Casinos, Inc. (“CCI” or the “Company”) is an international gaming company. We own and/or manage casino operations in the United States, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Resorts Limited	CRL	CCI	96.5%
Century Casinos Africa (Pty) Limited	CCA	CRL	100%
Century Casinos Caledon (Pty) Limited	CCAL	CCA	100%
Century Casinos West Rand (Pty) Limited (Dormant)	CCWR	CCA	55%
Rhino Resort Ltd. (Dormant)	RRL	CCA	50%
Century Resorts International Limited	CRI	CCI	100%
Century Resorts Alberta, Inc	CRA	CRI	56.4%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Iowa, Inc.	CIA	CCI	100%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Nevada, Inc. (Dormant)	CCN	CCI	100%
Century Management u. Beteiligungs GmbH	CMB	CCI	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino and Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. CCI owns 96.5% of CRL. Certain officers of the Company and their respective family trusts own the remaining 3.5% of CRL collectively. CRL owns 100% of CCA. CCA owns CCAL which owns and operates The Caledon Hotel, Spa and Casino (“Caledon”) near Cape Town, South Africa.

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

CTI has a 65% controlling interest in CC Tollgate LLC, and has entered into an agreement with Tollgate Venture LLC to develop and operate a casino and hotel in Central City, Colorado.

CIA was formed in 2004 to own our interest in the proposed moored barge casino, hotel and entertainment facility in Franklin County, Iowa.

CCM provided technical casino services to some of our operations. The technical services agreements were re-assigned to CRI in October 2003, but CCM is still collecting  fees that were earned prior to that time, which remain unpaid. CCM has entered into a casino services agreement to manage the proposed project in Iowa as discussed below.

CMB has a 50% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic. The current period earnings are reported as earnings (loss) from unconsolidated subsidiary in our consolidated statements of earnings and cash flows. CMB also provides administrative support for executive management in Europe.

We regularly pursue additional gaming opportunities internationally and in the United States, and are currently pursuing the following opportunities:

Central City, Colorado - On December 30, 2004 we acquired a 65% interest in CC Tollgate LLC which was formed to develop and operate a casino and hotel in Central City, Colorado and is in the process of securing project financing and obtaining licensing from the Colorado Division of Gaming. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded. The project is planned to include a 60,000 square foot limited stakes casino with 625 gaming machines, six gaming tables, 25 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking facility. Construction is expected to take approximately 14 months from finalization of funding arrangements.

Edmonton - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately, $2.4 million ($3.0 million Canadian dollars.) The Company’s local partner, 746306 Alberta, Ltd. contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. Century Resorts Alberta, Inc. plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. Completion of this project is subject to obtaining acceptable project financing. On December 17, 2004 the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

 Franklin County, Iowa -   On October 18, 2004, CCI entered into an agreement with the owners of Landmark Gaming LC of Franklin County, Iowa, to jointly submit as co-applicant with the Franklin County Development Association (FCDA) an application to the Iowa Racing and Gaming Commission (IRGC) to develop and operate a moored barge casino, hotel and entertainment facility in Franklin County, Iowa. On November 11, 2004, CCI through Landmark Gaming LC jointly submitted as co-applicant with the FCDA a casino facility license application to the IRGC for a casino in Franklin County, Iowa. The proposed project, The Landmark Hotel and Casino, is a moored barge casino, hotel and entertainment facility in the Mississippi riverboat style. Landmark Gaming LC will be 40% owned by Century Casinos Iowa, Inc (“CIA”), a wholly owned subsidiary of CCI, if a license is granted. The other 60% will be owned by Gayle Burnett, Roger Burnett and Michael Dunn, the Iowa residents who own the land and land options which will be developed into the Landmark project. Century Casinos Management, Inc. has entered into a long term agreement to manage the casino in return for a share in gross revenues plus a share in EBITDA. Our contribution to the project at closing will include an initial cash capital contribution of $1.25 million in return for a 40% interest. The current owners of Landmark Gaming LC will contribute the land and land options in return for 60% ownership. Our cash contribution and the beginning of construction are subject to various conditions and approvals, including, but not limited to awarding of a license by the IRGC, securing acceptable financing and other due diligence.

Johannesburg - In December of 2004, CCI entered into agreements to sell a portion of its interest in the Gauteng, South Africa, project we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase its remaining interests in the Gauteng project. CCI received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million, 3.0 million Rand repayable in six equal installments with interest. We have, therefore, only recognized net proceeds of 7.0 million Rand in the transaction. The exercise price of the purchase option granted to Silverstar and the Akani group totals approximately $6.8 million, or 40.3 million Rand. Exercisability of the purchase option is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. The outcome of these approvals is unknown at this time.

*****

Presentation of Foreign Currency Amounts - Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods. Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. The exchange rates used to translate balances at the end of the reported periods are as follows:

	March 31, 2005	December 31,2004	March 31, 2004
South African Rand	6.2190	5.6640	6.3095
Euros	0.77099	0.7388	0.8135
Czech Koruna	23.150	22.4640	26.6959
Canadian Dollars	1.2096	1.2036	1.3440
Source: Pacific Exchange Rate Service

    Certain reclassifications have been made to the 2004 financial information in order to conform to the 2005 presentation.

    The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.

     In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in the recognition of no compensation cost. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We are currently assessing the valuation options allowed under SFAS 123R. We have not yet determined the impact of applying its various provisions, however based on our current outstanding options; we believe the impact on earnings will be significant.

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

3.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    We have a 50% ownership in Casino Millennium (“CM”) and we account for this investment under the equity method.

    Following is the summarized financial information of Casino Millennium as of and for the three months ended:

Amounts shown in thousands	As of March 31,	As of December 31,
	2005	2004
Balance Sheet:
Current Assets	$554	841
Noncurrent Assets	$927	935
Current Liabilities	$6	104
Noncurrent liabilities	$1,164	1,191
	For the Three Months Ended March 31,
	2005	2004
Operating Results:
Net operating revenue	$422	606
Net earnings (Loss) (1)	$(196)	14

(1)	After expensing casino services fees paid to the Company.

    Casino services fee income for the three months ended March 31, 2005 and 2004 was $9 thousand and $27 thousand, respectively.

    The net operating revenue and net earnings (loss) decreased significantly, primarily as a result of a reduction in the guest count which is attributed to poor winter weather conditions. At the same time, the hold percentage at the casino was down.

    FIN 46(R), “Consolidation of Variable Interest Entities”, addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. We adopted FIN 46(R) on January 1, 2004. We determined that CM is a variable interest entity as defined by FIN 46(R). We also determined that we are not the primary beneficiary as defined by FIN 46(R) and have, therefore, accounted for our 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, we have recognized the difference between the investment and the underlying cost of the equity as goodwill and reported our percentage of the earnings in CM as earnings (loss) from unconsolidated subsidiary.

    The Company’s estimated maximum exposure to losses consists of the following:

Amounts in thousands	As of
March 31, 2005
Equity investment in Casino Millennium	$14
Goodwill	578
Note receivable	265
Other receivables	200
Total	$1,057

4.	STOCK BASED COMPENSATION

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

    Our stock-based employee compensation plan expired in April 2004. Accordingly, no new options can be granted under the plan subsequent to April 2004, but it continues to be administered for previously issued and outstanding options.

    All options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Amounts in thousands, except for share information		For the Three Months Ended
		March 31,
		2005	2004
Net earnings, as reported		$1,007	$904
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127	269
Pro forma net earnings		$880	$635

Earnings per share
Basic	As reported	$0.07	$0.07
	Pro forma	$0.06	$0.05

Diluted	As reported	$0.06	$0.06
	Pro forma	$0.05	$0.04

5.	GOODWILL

    Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2005 are as follows:

Amounts shown in thousands	Cripple Creek, CO	South Africa	Corp & Other	Total
Balance as of December 31, 2004	$7,232	$1,009	$604	$8,845
Effect of foreign currency translation	-	(90)	(25)	(115)
Balance as of March 31, 2005	$7,232	$919	$579	$8,730

6.	LONG-TERM DEBT

    The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility (“RCF”) as of March 31, 2005 was $16.8 million and $15.7 million at December 31, 2004. The amount available under the RCF as of March 31, 2005 was $4.1 million, net of amounts outstanding as of that date, and $5.3 million at December 31, 2004. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company was in compliance with the covenants as of March 31, 2005 and December 31, 2004. The interest rate at March 31, 2005 was 4.86% for $14.5 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 5.75%. In October 2004, an amendment to the RCF changed the aggregate commitment reduction schedule under the RCF. Effective with the amendment, there will be no quarterly reduction until July 1, 2005. The available balance will be reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. The change in the scheduled reduction provides us with approximately $1.8 million additional availability over the next five quarters.

    The fair value of the Company’s interest rate swap derivatives as of March 31, 2005 and December 31, 2004 of $0.1 million and $0.1 million, respectively, is reported as another current liability in the condensed consolidated balance sheets. The effective portion on the interest rate swaps of $1 thousand, net of deferred income tax expense of $0 for the first quarter of 2005, has been reported in accumulated other comprehensive earnings in the shareholders’ equity section of the accompanying March 31, 2005 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $52.7 thousand and $67.9 thousand for the three months ended March 31, 2005 and 2004, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 6.37% and 7.07% for the three months ended March 31, 2005 and 2004, respectively.

    The principal balance outstanding balance under the principal loan agreement with ABSA Bank (“ABSA”) as of March 31, 2005 was $2.5 million and $3.2 million at December 31, 2004 and the interest rate was 17.05% at the end of both periods. The outstanding balances on the standby facility with ABSA as of March 31, 2005 were $0.2 million and $0.3 million at December 31, 2004 and the interest rate was 15.1% at the end of both periods. The agreement requires quarterly installments over the remaining term of the loan. The agreement requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.6 million) at the end of each quarter until maturity in June 2006. In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL was in compliance with the covenants as of March 31, 2005 and December 31, 2004.

    Unsecured notes payable, in the amount of $1.1 million, as of March 31, 2005 and December 31, 2004, to a minority interest holder in CC Tollgate LLC, are payable contingent upon the opening date of the casino. $1.0 million is payable based on opening date of the casino, the note bears interest at 8% rate and is considered long-term in the accompanying consolidated balance sheets. Two notes are payable based upon first construction draw, $80 thousand bears interest at 6% rate and $41 thousand bears interest at 13% rate. Both are considered current in the accompanying consolidated balance sheets. An additional $135 thousand, non-interest bearing note is payable based upon the opening of the opening date of the casino and is also classified as long-term as of March 31, 2005.

    The remaining amount of debt of $0.1 million, as of March 31, 2005 and $0.2 million as of December 31, 2004 consists of capital leases.

    The consolidated weighted average interest rate on all borrowings was 8.88% and 9.31% for the three months ended March 31, 2005 and 2004, respectively.

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

7.	SHAREHOLDERS’ EQUITY

    During the first three months of 2005, we did not purchase any shares of the Company’s common stock on the open market. We issued 60,000 shares of treasury stock in January 2005 for stock options exercised in cash. Subsequent to March 31, 2005, and through the date of this report, we have not purchased shares of our common stock on the open market.

    In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of CCI. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of March 31, 2005, no dividend has been declared for the preference shareholders.

    CCI owns 96.5% of CRL. Certain officers of the Company and their respective family trusts own the remaining 3.5% of CRL collectively.

8.	SEGMENT INFORMATION

    We are managed in six segments; Cripple Creek, Colorado (formerly Colorado); Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

    The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

    The operating results of the Central City, Colorado segment are those of Century Casinos Tollgate, Inc. and subsidiary which is developing a proposed casino and hotel.

    The operating results of the Edmonton, Canada segment are those of Century Resorts Alberta, Inc. which is developing a proposed casino and hotel.

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

    Earnings before interest, taxes, depreciation and amortization (EBITDA) are not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that EBITDA is a valuable measure of the relative performance amongst its operating segments. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino operation. It is also used by our lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

Amounts in thousands	Cripple Creek, CO		Central City, CO		Edmonton, Canada
As of and for the Three Months Ended March 31,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$22,797	$23,174	$9,433	$-	$3,023	$-
Total assets	$32,720	$32,659	$9,506	$-	$4,883	$-

Net operating revenue	$3,805	$4,379	$-	$-	$-	$-
Operating expenses (excluding depreciation)	2,661	2,563	21	-	32	-
Depreciation	443	305	-	-	-	-
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) from operations	701	1,511	(21)	-	(32)	-
Interest income	3	2	-	-	2	-
Interest (expense), including debt issuance cost, net (1)	9	32	-	-	(28)	-
Other income (expense), net	(5)	1	-	-	2	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) before income taxes and minority interest	708	1,546	(21)		(56)	-
Income tax (expense) benefit	(269)	(587)	-	-	-	-
Minority interest	-	-	20	-	-	-
Net earnings (loss)	$439	$959	$(1)	$-	$(56)	$-

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$439	$959	$(1)	$-	$(56)	$-
Interest income	(3)	(2)	-	-	(2)	-
Interest expense (1)	(9)	(32)	-	-	28	-
Income taxes	269	587	-	-	-	-
Depreciation	443	305	-	-	-	-
EBITDA	$1,139	$1,817	$(1)	$-	$(30)	$-

(1)
We have not repaid the funds advanced for our acquisitions or the repurchase of our common stock, therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing under the RCF in the Colorado segment, resulting in the reported negative interest expense for 2004.

Amounts in thousands	South Africa		Cruise Ships		Corporate and Other
As of and for the Three Months Ended March 31,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$14,283	$14,743	$565	$446	$465	$457
Total assets	$21,458	$21,072	$1,153	$745	$1,870	$2,294

Net operating revenue	$4,734	$3,320	$653	$438	$435	$27
Operating expenses (excluding depreciation)	3,063	2,200	456	329	887	691
Depreciation	381	321	25	17	3	8
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	(97)	13
Earnings (loss) from operations	1,290	799	172	92	(552)	(659)
Interest income	41	39	-	-	410	90
Interest (expense), including debt issuance cost	(501)	(214)	-	-	(342)	(325)
Other income, net	(10)	-	-	-	(1)	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	(1)	(6)
Earnings (loss) before income taxes and minority interest	820	624	172	92	(486)	(900)
Income tax (expense) benefit	(275)	(208)	(5)	(3)	393	355
Minority interest	-	-	-	-	6	(15)
Net earnings (loss)	$545	$416	$167	$89	$(87)	$(560)
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$545	$416	$167	$89	$(87)	$(560)
Interest income	(41)	(39)	-	-	(410)	(90)
Interest expense	501	214	-	-	342	325
Income taxes	275	208	5	3	(393)	(355)
Depreciation	381	321	25	17	3	8
EBITDA	$1,661	$1,120	$197	$109	$(545)	$(672)

Amounts in thousands	Inter-segment Elimination		Consolidated
As of and for the Three Months Ended March 31,	2005	2004	2005	2004
Property and equipment, net	$-	$-	$50,566	$38,820
Total assets	$-	$-	$71,590	$56,770

Net operating revenue	$(399)	$-	$9,228	$8,164
Operating expenses (excluding depreciation)	(399)	-	6,721	5,783
Depreciation	-	-	852	651
(Loss) earnings from unconsolidated subsidiary	-	-	(97)	13
Earnings (loss) from operations	-	-	1,558	1,743
Interest income	(409)	(85)	47	46
Interest (expense), including debt issuance cost	409	85	(453)	(422)
Other income, net	-	-	(14)	1
Non-operating items from unconsolidated subsidiary	-	-	(1)	(6)
Earnings (loss) before income taxes and minority interest	-	-	1,137	1,362
Income tax (expense)	-	-	(156)	(443)
Minority interest	-	-	26	(15)
Net earnings (loss)	$-	$-	$1,007	$904
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$-	$-	$1,007	$904
Interest income	409	85	(47)	(46)
Interest expense	(409)	(85)	453	422
Income taxes	-	-	156	443
Depreciation	-	-	852	651
EBITDA	$-	$-	$2,421	$2,374

9.	PROMOTIONAL ALLOWANCES

    Promotional allowances presented in the condensed consolidated statements of earnings for the period ended March 31, 2005 and March 31, 2004 include the following:

Amounts in thousands	For the Three Months Ended March 31,
	2005	2004
Food & Beverage and Hotel Comps	$381	$373
Free Plays or Coupons	505	379
Player Points	381	327
Total Promotional Allowances	$1,267	$1,079

    We issue free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time ranging up to 7 days. The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

    Members of the casinos’ players clubs earn points as a percentage of coin-in. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of the unused or unredeemed points is included in the accounts payable and accrued liabilities on our condensed consolidated balance sheets.

10.	OTHER INCOME, NET

    Other income, net, consists of the following:

Amounts in thousands	For the Three Months Ended March 31,
	2005	2004

Interest income	$47	$46
Other expense	(14)	1

Other Income, net	$33	$47

11.	INCOME TAXES

    The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.  The provision for income taxes decreased during the first quarter of 2005 compared to the same period in 2004 due to reduced foreign income taxes on $0.72 million in management fees and interest expense paid by our South African subsidiary to its Mauritian parent. These fees and interest are taxed at an effective rate of 3%, instead of the normal 30% foreign statutory rate, and resulted in a decrease of $0.20 million in income taxes in the first quarter of 2005. These fees and interest commenced during the third and fourth quarters of 2004 and, therefore, had no impact on the first quarter of 2004 provision for income taxes.

    Income taxes reported in the Corporate and Other Segment for the three months ended March 31, 2005 and 2004 are as follows:

Amounts in thousands	United States		Mauritius		Other		Corporate and Other
	2005	2004	2005	2004	2005	2004	2005	2004
Earnings before income taxes and minority interest	$(1,212)	$(903)	$724	$-	$2	$3	$(486)	$(900)
Income tax (expense) benefit	$414	$357	$(19)	$-	$(2)	$(2)	$393	$355
Effective tax rate	34%	40%	3%	-	100%	67%	81%	39%

12.	EARNINGS PER SHARE

    Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were computed as follows:

Amounts in thousands, except for share information	For the Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
Net earnings, as reported	$1,007	$904
Weighted average common shares	13,748,011	13,681,438
Basic earnings per share	$0. 07	$0.07

Diluted Earnings Per Share:
Net earnings, as reported	$1,007	$904
Weighted average common shares	13,748,011	13,681,438
Effect of dilutive securities:
Stock options and warrants	2,706,251	1,334,123
Dilutive potential common shares	16,454,262	15,015,561

Diluted earnings per share	$0. 06	$0.06

Excluded from computation of diluted earnings per share
Due to antidilutive effect:
Options and warrants to purchase common shares	-	60,000
Weighted average exercise price	$-	$3.26

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

    Forward-looking statements and business environment information contained in the following discussion of results of operations and financial condition of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue”, or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere herein. Our future operating results may be affected by various trends and factors, which are beyond our control. These include, among other factors, the competitive environment in which we operate, our present dependence upon the Cripple Creek, Colorado and Caledon, South Africa gaming markets, changes in the rates of gaming-specific taxes, shifting public attitudes toward the socioeconomic costs and benefits of gaming, actions of regulatory bodies, dependence upon key personnel, the speculative nature of gaming projects we may pursue, risks associated with expansion, and other uncertain business conditions that may affect our business.

We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations

Overview

We are managed in six segments; Cripple Creek, Colorado (formerly Colorado); Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado. Womacks is one of the largest gaming facilities in Cripple Creek, and we have the capacity to expand Womacks to the rear of the property on a single level at a later date.

The operating results of the Central City, Colorado segment are those of Century Casinos Tollgate, Inc. and subsidiary which is developing a proposed casino and hotel.

The operating results of the Edmonton, Canada segment are those of Century Resorts Alberta which is developing a proposed casino and hotel.

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

Consolidated Results of Operations for The Three Months Ended March 31, 2005 vs. 2004

We reported net operating revenue of $9.2 million and $8.2 million for the three months ended March 31, 2005 and 2004, respectively. Casino revenue for the three months ended March 31, 2005 and 2004, was $9.1 million compared to $8.1 million, respectively. Casino expense was $3.5 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively. General and administrative expense was $2.4 million for the three months ended March 31, 2005 compared to $2.0 million for the three months ended March 31, 2004. Depreciation expense was $0.85 million and $0.65 million for the three months ended March 31, 2005 and 2004, respectively.

Total earnings from operations were $1.6 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

Income tax expense for the three months ended March 31, 2005 and 2004 was $0.16 million, and $0.44 million, respectively. The provision for income taxes decreased during the first quarter of 2005 compared to the same period in 2004 due to reduced foreign income taxes on $0.72 million in management fees and interest expense paid by our South African subsidiary to its Mauritian parent. These fees and interest are taxed at an effective rate of 3%, instead of the normal 30% foreign statutory rate, and resulted in a decrease of $0.20 million in income taxes in the first quarter of 2005. These fees and interest commenced during the third and fourth quarters of 2004 and, therefore, had no impact on the first quarter of 2004 provision for income taxes.

The Company’s net earnings for the three months ended March 31, 2005 and 2004 were $1.0 million, or $0.07 per share, and $0.9 million, or $0.07 per share, respectively.

A discussion by business segment follows below.

Cripple Creek, Colorado (Formerly Colorado)

The operating results of the Cripple Creek, Colorado segment are those of WMCK-Venture Corp. and subsidiaries, which own Womacks in Cripple Creek, Colorado. Womacks’ results of operations for the three months ended March 31, 2005 and 2004 were as follows:

For the three months ended March 31,			Increase (Decrease)	% Change
Dollar amounts in thousands	2005	2004
Operating Revenue
Casino	$4,472	$4,875	$(403)	-8.3%
Hotel, food and beverage	364	324	40	12.3%
Other (including promotional allowances)	(1,031)	(820)	211	25.7%
Net operating revenue	3,805	4,379	(574)	-13.1%

Costs and Expenses
Casino	1,624	1,626	(2)	-0.1%
Hotel, food and beverage	163	88	75	85.2%
General and Administrative	874	849	25	2.9%
Depreciation	443	305	138	45.2%
	3,104	2,868	236	8.2%
Earnings from operations	701	1,511	(810)	-53.6%
Interest (expense), net	9	32	(23)	-71.9%
Other income, net	(2)	3	(5)	-166.7%
Earnings before income taxes	708	1,546	(838)	-54.2%
Income tax (expense)	(269)	(587)	(318)	-54.2%
Net Earnings	$439	$959	$(520)	-54.2%

Casino Market Data

For the three months ended March 31,	2005	2004
Market share of the Cripple Creek market	12.8%	14.3%
Average number of slot machines	637	618
Market share of Cripple Creek gaming devices	13.4%	14.4%
Average slot machine win per day	78 dollars	85 dollars
Cripple Creek average slot machine win per day	80 dollars	85 dollars

    When comparing the first quarter of 2005 to the first quarter of 2004, adverse winter weather conditions contributed to a reduction in gaming revenues, particularly those achieved on the weekends alone. At the same time, the hold % was lower than expected. In June 2004 an additional casino opened in Cripple Creek, bringing the total number of casino licenses to 19 compared to 17 at the same time last year and reduced Womack market share of gaming devices. Womacks has installed approximately 196 Ticket-in/Ticket-out (“TITO”) slot machines and is operating some of them under a required field trial with the Colorado Division of Gaming. In 2004, the Company also spent approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. These ongoing improvements are expected to add to the customer experience and further improve customer service. The ongoing efforts have helped reduce the potential impact, limiting the decrease in gaming revenue to 8.3%.

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

Hotel, Food and Beverage

    Hotel revenue, included in hotel, food and beverage revenue, increased by 2.9%, as a result of an increase in the hotel occupancy rate to 94.4% in 2005 from 92.1% in 2004, respectively. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

    Womacks operates two restaurants, “Bob’s Grill” and the “Cut Above Buffet” to provide an alternative for patrons of the casino. Womacks also operates a total of three bars. In the three months ended March 31, 2005, food and beverage revenue increased 14.9% when compared to the same period in 2004 primarily as a result of the increase in revenue from the “Cut Above Buffet” which opened in May 2004. Overall cost of operating the “Cut Above Buffet” accounts for the significantly higher percentage increase in the combined cost of hotel, food and beverage when compared to the percentage increase in the corresponding revenue. The “Cut Above Buffet” offers a premium menu, incurring a higher cost of sales, and has fulfilled the intention of attracting new customers to Womacks Gold Club. The $68 thousand increase in food and beverage expense when comparing the first quarter of 2005 to the first quarter of 2004 is primarily the result of higher payroll costs associated with the opening of the Cut Above Buffet and from management’s decision to improve service levels in both the buffet and Bob’s Grill.

Other

    Other revenue (including promotional allowance) was ($1,031) in the first quarter of 2005 compared to ($820) in the first quarter of 2004. The primary reason for the 25.7% change was the redemption of an additional $128 thousand in coupons in February 2005 that did not result in any significant increase in gaming revenue. Management has increased the utilization of coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary.

    The $138 thousand increase in depreciation expense when comparing the first quarter of 2005 to the first quarter of 2004 is primarily the result of depreciation on additions to the Womacks casino facility gaming equipment during 2004.

    The Company allocated $0.36 million in interest expense to the Corporate & Other segment during the three months ended March 31, 2005. Interest expense on the amounts advanced, but not repaid, to fund our acquisitions and the repurchase of our common stock is calculated using the effective rate on all borrowings under our credit facility. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. We have not repaid the funds advanced for our acquisitions or the repurchase of our common stock, and therefore the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result Womacks reported a net negative of $9 thousand in interest expense and debt issuance cost. During the same period in 2004, Womacks reported negative interest expense and debt issuance cost, of $32 thousand, net of $0.32 million in interest expense allocated to the Corporate & Other segment.

    The Cripple Creek, Colorado segment recognized income tax expense of $0.27 million in the three months ended March 31, 2005 compared to $0.59 million in the three months ended March 31, 2004, principally the result of a decrease in earnings before income taxes.

South Africa

    The operating results of the South African segment are those of Century Casinos Africa (Pty) Limited and its subsidiaries, primarily Century Casinos Caledon (Pty) Limited, which owns the Caledon Hotel, Spa & Casino.

    Improvement in the Rand versus the dollar when comparing the first quarter of 2005 to the first quarter of 2004 has had a positive impact on the reported revenues and a negative impact on expenses.

    Operating results in U.S. dollars for the three months ended March 31, 2005 and 2004 were as follows: (See the following page for results in Rand)

CALEDON
For the three months ended March 31,			Increase (Decrease)	%Change
Dollar amounts in thousands	2005	2004
Operating Revenue
Casino	$3,978	$2,778	$1,200	43.2%
Hotel, food and beverage	864	650	214	32.9%
Other (including promotional allowances)	(108)	(108)	-	0.0%
Net operating revenue	4,734	3,320	1,414	42.6%

Costs and Expenses
Casino	1,461	1,101	360	32.7%
Hotel, food and beverage	605	590	15	2.5%
General and administrative	581	473	108	22.8%
Depreciation	381	321	60	18.7%
	3,028	2,485	543	21.9%
Earnings from operations	1,706	835	871	104.3%
Interest expense	(187)	(214)	(27)	-12.6%
Other income, net	18	36	(18)	-50.0%
Earnings before Income Taxes	1,537	657	880	133.9%
Income tax (expense)	(493)	(216)	277	128.2%
Net Earnings	$1,044	$441	$603	136.7%

CENTURY CASINOS AFRICA
Costs and Expenses
General and administrative	$416	$36	$380	1055.6%
(Income) Loss from operations	(416)	(36)	(380)	-1055.6%
Interest Expense, net	(324)	-	(324)	-100.0%
Other income, net	23	3	20	666.7%
Earnings before Income Taxes	(717)	(33)	684	2072.7%
Income tax benefit	218	8	210	2625.0%
Net Loss	$(499)	$(25)	$474	1896.0%

SOUTH AFRICA NET EARNINGS	$545	$416	$129	31.0%

Average exchange rate (Rand/USD)	6.00	6.72

Operating results in Rand for the three months ended March 31, 2005 and 2004 are as follows:

CALEDON
For the three months ended March 31,					Increase (Decrease)		% Change
Rand amounts in thousands		2005		2004
Operating Revenue
Casino	R	23,431	R	18,672	R	4,759	25.5%
Hotel, food and beverage		5,091		4,361		730	16.7%
Other (including promotional allowances)		(636)		(737)		(101)	-13.70%
Net operating revenue		27,886		22,296		5,590	25.1%

Costs and Expenses
Casino		8,612		7,397		1,215	16.4%
Hotel, food and beverage		3,566		3,967		(401)	-10.1%
General and administrative		3,430		3,184		246	7.7%
Depreciation		2,248		2,155		93	4.3%
		17,856		16,703		1,153	6.9%
Earnings from operations		10,030		5,593		4,437	79.3%
Interest expense		(1,098)		(1,439)		(341)	-23.7%
Other income, net		105		242		(137)	-56.6%
Earnings before income taxes		9,037		4,396		4,641	105.6%
Income tax (expense)		(2,902)		(1,439)		1,463	101.7%
Net Earnings	R	6,135	R	2,957	R	3,178	107.5%

CENTURY CASINOS AFRICA
Costs and Expenses
General and administrative	R	2,448	R	240	R	2,208	920.0%
Loss from operations		(2,448)		(240)		(2,208)	-920.0%
Interest Expense, net		(1,910)		-		(1,910)	-100.0%
Other income, net		134		22		112	509.1%
Earnings before income taxes		(4,224)		(218)		4,006	1837.6%
Income tax benefit		1,267		55		1,212	2203.6%
Net Loss	R	(2,957)	R	(163)	R	2,794	1714.1%

SOUTH AFRICA NET EARNINGS	R	3,178	R	2,794	R	384	13.7%

Casino Market Data (in Rand)

For the three months ended March 31,	2005	2004
Market share of the Western Cape market	5.97%	5.85%
Market share of Western Cape gaming devices	11.4%	10.8%
Average number of slot machines	300	275
Average slot machine win per day	814 Rand	694 Rand
Average number of tables	9	8
Average table win per day	1,803 Rand	1,779 Rand

    The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

    The 25.5% increase in the casino revenue is attributable to the successful marketing efforts that include the increased marketing of cash couponing, and improved casino management. The Company markets an array of amenities at the resort to its guests as a complement to the gaming experience. In addition to the hotel, spa and casino license, CCAL owns approximately 600 acres of land, which may be used for future expansion. Caledon also operates a total of four restaurants and three bars, conference facilities, an equestrian center and operates the program “Outdoor Experience” (a team building facility).

    The 0.1 million Rand change in other operating revenue (including promotional allowances) is primarily attributable to a reduction in the cost of complimentaries.

Hotel, Food and Beverage

    Conferences and other functions held at the resort can play a significant role in the operation of the hotel. Management is attempting to gain additional exposure in this area through marketing efforts. Management has taken measures to offset the inflationary pressures in South Africa which have driven up base costs such as labor, supplies and utilities.

    Hotel revenue increased 32% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The average hotel occupancy rate in the three months ended March 31, 2005 was 46% compared to 53% in the three months ended March 31, 2004, but was offset by increases in the average room billing rates. Conference sales increased 11.8%, and leisure sales increased by 44%. Caledon was able to reduce hotel expenses by 0.5 million Rand when comparing the first quarter of 2005 to the first quarter of 2004, primarily by reducing staffing and advertising cost for the hotel operation. Less reliance on conference sales during the first quarter contributed to their ability to reduce costs.

    Caledon operated four restaurants in the first quarter of 2005 compared to three in the first quarter of 2004. Food and beverage revenue increased 6.9% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of the additional food and beverage facility.

Other

    General and administrative expense at CCA in the first quarter of 2005 include 2.4 million Rand in management fees paid to CRI for services provided to CCA which are eliminated in consolidation.

    Interest expense for CCAL, including debt issuance cost, decreased 23.7% due to repayment of term loans and capitalized leases. The weighted-average interest rate on the borrowings under the loan agreement for our South African subsidiaries was 16.9% in the three months ended March 31, 2005 and 2004. Interest expense, net for CCA is comprised exclusively of interest on loan agreements between CCA and CRL and is eliminated in consolidation.

Cruise Ships

    Cruise ships’ operating results for the three months ended March 31, 2005 and 2004 were as follows:

For the three months ended March 31,			Increase (Decrease)	% Change
Dollar amounts in thousands	2005	2004
Operating Revenue
Casino	$601	$413	$188	45.5%
Other (including promotional allowances)	52	25	27	108.0%
Net operating revenue	653	438	215	49.1%

Costs and Expenses
Casino	456	329	127	38.6%
General and administrative	-	-	-	-
Depreciation	25	17	8	47.1%
	481	346	135	39.0%
Earnings from operations	172	92	80	87.0%
Other income, net	-	-	-	-
Earnings before income taxes	172	92	80	87.0%
Income tax (expense)	(5)	(3)	2	66.7%
Net Earnings	$167	$89	$78	87.6%

    In the three months ended March 31, 2005, we operated casinos on a total of seven ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of seven ships during the same period in 2004. However, two ships, the Silver Cloud and the Insignia, resumed operations late in the first quarter of 2004 and only contributed marginally to results in that quarter. The Silver Cloud, a cruise ship operated by Silverseas cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003. The Nautica was taken out of service in November 2004 following completion of its 2004 cruise schedule and will return to service chartered to a third party for the 2005 season.

    We experience severe fluctuations in the revenue generated on each cruise depending on the number and quality of the players and passengers. This is a condition that we do not control.

    Concession fees paid to the ship operators in accordance with the agreements accounted for $0.26 million and $0.17 million of the total casino expenses incurred in the three months ended March 31, 2005 and 2004, respectively. The cost of travel expenses to rotate personnel to and from the ships decreased $24 thousand when comparing 2005 to 2004.

    The ship concession agreements, assigned to CRI, the Company’s wholly owned subsidiary in Mauritius, is taxed at the statutory rate of 15%, less current tax credits of 12%, resulting in a net rate of 3%.

Corporate & Other

For the three months ended March 31,			Increase (Decrease)	% Change
Dollar amounts in thousands	2005	2004
Operating Revenue
Other	$435	$27	$408	1511.1%
Net Operating Revenue	435	27	408	1511.1%

Costs and Expenses
Casino	-	-	-	-
General and Administrative	917	691	226	32.7%
Property write-down and other write-offs, net of (recoveries)	(30)	-	(30)	-100.0%
Depreciation	3	8	(5)	-62.5%
	890	699	191	27.3%
(Loss) earnings from unconsolidated subsidiary	(97)	13	(110)	-846.2%
Loss from operations	(552)	(659)	(107)	-16.2%
Interest expense	(342)	(325)	17	5.2%
Other income, net	409	90	319	354.4%
Non-operating items from unconsolidated subsidiary	(1)	(6)	(5)	-83.3%
Loss before income taxes and minority interest	(486)	(900)	(414)	-46.0%
Income tax benefit	393	355	38	10.7%
Minority interest in subsidiary loss (earnings)	6	(15)	21	140.0%
Net Loss	$(87)	$(560)	$(473)	-84.5%

    Revenue in the corporate and other segment for the three months ended March 31, 2005 includes $0.4 million in fees paid by CCA to CRI for services provided to CCA which are eliminated in consolidation.

    General and administrative expenses increased quarter over quarter largely due to costs associated with new projects, increases in corporate staffing and preliminary costs associated with Sarbanes Oxley compliance.

    The loss from unconsolidated subsidiary and non-operating items related to the operations at Casino Millennium were impacted significantly, primarily as a result of a reduction in the guest count which is attributed to poor winter weather conditions. At the same time, the hold percentage (casino gaming revenue divided by coin-in) at the casino was down.

    Property write-down and other write-offs, net of (recoveries) is the repayment of receivables by Casino Millennium that were previously written off in 2002.

    Included in interest expense is the interest on debt incurred to fund the Company’s acquisitions and the repurchase of the Company’s common stock, and related tax effects. Included on Other income, net for the three months ended March 31, 2005 is $0.32 million in interest income on debt between CRL and CCA. The interest income is eliminated against the interest expense included in the South African segment; consequently, there is no effect on the consolidated net income.

    The tax benefit provided for increased during the first quarter of 2005 compared to the same period in 2004 due to reduced foreign income taxes on $0.72 million in management fees and interest expense paid by our South African subsidiary to its Mauritian parent. These fees and interest are taxed at an effective rate of 3%, instead of the normal 30% foreign statutory rate, and resulted in a decrease of $0.20 million in income taxes in the first quarter of 2005. These fees and interest commenced during the third and fourth quarters of 2004 and, therefore, had no impact on the first quarter of 2004 provision for income taxes. See Note 11.

    Minority interest includes $19 thousand in the first three months of 2005 and $15 thousand in the first three months of 2004 for the 3.5% minority interest in the earnings of CRL. Also included in minority interest is $25 thousand for pre-opening expenses incurred by CRA. Income from unconsolidated subsidiary is comprised of the Company’s 50% interest in CM earnings.

Central City, Colorado

    We are developing a casino and hotel project in Central City, Colorado. The proposed $40 million development includes a 60,000 square foot casino and back of house with 625 slot machines, six table games, 25 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We have also entered into a long-term agreement to manage the facility upon completion and licensing. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing, satisfactory environmental studies and licensing by the Colorado Division of Gaming. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. Century currently is licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. Construction is expected to be completed approximately 14 months after funding arrangements have been finalized.

    Construction contracts were awarded in April 2005 and work has commenced on the underground utility work and for demolition, foundation and restructuring of existing buildings.

    In the three months ending March 31, 2005, we incurred $21 thousand dollars in pre-opening expenses included in general and administrative expenses.

Edmonton, Canada

    We are developing a casino and hotel project in Edmonton, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 40-room hotel. The project is expected to cost approximately $22.7 million ($27.5 million Canadian dollars). Completion of this project is subject to obtaining acceptable project financing. Construction is expected to take approximately 14 months from finalization of funding arrangements. Upon completion of construction, Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission (AGLC). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

    In the three months ending March 31, 2005, we incurred $32 thousand dollars in pre-opening expenses included in general and administrative expenses.

Franklin County, Iowa

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

Liquidity and Capital Resources

    Cash and cash equivalents totaled $7.1 million plus restricted cash of $0.8 million at March 31, 2005, and the Company had working capital (current assets minus current liabilities) of $2.3 million. Additional liquidity may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which the Company had a total commitment of $26 million ($20.95 million net of the quarterly reduction) and unused borrowing capacity of approximately $4.1 million at March 31, 2005. The maturity date of the borrowing commitment is August 2007. The available balance will be reduced by $0.3 million, each of the quarters beginning  July 1, 2005 and October 1, 2005, further reduced by $0.6 million each of the quarters beginning January 1, 2006 and April 1, 2006, and then further reduced by $0.72 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. Borrowings under the credit facility may be used for various business projects and investments.

    For the three months ended March 31, 2005, cash provided by operating activities was $0.9 million compared with $1.3 million in the prior-year period. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operation by segment.

    Cash used in investing activities of $2.5 million for the first three months of 2005 consisted of a $2.4 million contribution by us towards our investment in Century Resorts Alberta Inc., less $1.6 million in net cash acquired, an increase of $0.2 million in restricted cash, $0.3 million in capital additions at Womacks, $0.5 million in capital additions at Caledon, South Africa, $0.2 million in expenditures to upgrade some of the cruise ships with Ticket-out slot machines, $0.2 million towards construction in Central City, Colorado, and $0.3 million in additional expenditures towards construction of the property in Edmonton, Canada. Cash used in investing activities of $0.7 million for the first three months of 2004 include $0.19 million towards the upgrade of the slot accounting system, $0.26 million towards new slot games, $48 thousand for new slot stools and $7 thousand for restaurant equipment at Womacks, $0.2 million in improvements to the property in Caledon, South Africa, $0.1 million in expenditures to outfit the cruise ships and $85 thousand in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets.

    Cash used in financing activities of $0.7 million for the first three months of 2005 consisted of net borrowings of $1.2 million under the credit facility with Wells Fargo, $74 thousand in proceeds from the exercise of stock options and $0.1 in borrowings, less net repayments of $0.5 million under the Caledon loan agreement we have entered into with ABSA, and other net repayments of $0.2 million. Cash used in financing activities of $1.3 million for the first three months of 2004 consisted of net repayments of $1.1 million under the RCF with Wells Fargo, net repayments of $0.3 under the loan agreement with ABSA and other net repayments of $38 thousand, less net borrowing of $90 thousand from a former director and $2 thousand in proceeds from the exercise of stock options.

    The Company’s Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. During the first three months of 2005, the Company did not purchase any shares of its common stock on the open market. Since the inception of the program through March 31, 2005, the Company has repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

    We believe that our cash at March 31, 2005, together with expected cash flows from operations and borrowing capacity under the Wells Fargo credit facility, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations.

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

Critical Accounting Policies

    In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of the Company’s financial results and condition and/or require complex management judgment have been expanded and are discussed below.

Goodwill and Other Intangible Assets - Our goodwill results from the acquisitions of casino and hotel operations and represents excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. We have completed our assessment of goodwill and other intangibles with indefinite lives for impairment at December 31, 2004 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units. For reporting units with goodwill and/or intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We will continue to assess goodwill and other intangibles with indefinite lives for impairment at least annually hereafter. We will also continue to assess the propriety of our assignment of indefinite useful lives to intangible assets through analysis of all pertinent factors used in making such estimates. As of March 31, 2005, our assets included goodwill of approximately $8.7 million and casino licenses of approximately $2.0 million.

Property and Equipment - At March 31, 2005, we had property and equipment totaling $50.6 million, representing 71% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets and our current operating expectations. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur. We capitalize the cost of property and equipment that is contributed in a business combination at the fair value of the assets that are contributed. Capital assets contributed by our minority interest partner in CC Tollgate LLC were recorded at estimated fair value based on an appraisal at the time of the contribution. Appraisals, by their nature, involve estimations and judgment.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at March 31, 2005. Actual results may differ materially.

Interest Rate Sensitivity

    We are subject to interest rate risk on the outstanding borrowing under our credit facility with Wells Fargo Bank. Interest on amounts outstanding under the credit facility is variable and is computed on a base interest rate we select. Accordingly interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR index changes.

    In order to minimize the risk of increases in the prime rate or LIBOR, we have entered into interest-rate swap agreements from time to time. In May 2000, we entered into a five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the credit facility, whereby we pay a fixed rate of 7.95% and receive a LIBOR-based floating rate, reset quarterly based on the three-month LIBOR rate. Generally, the swap arrangement is advantageous to us to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. With the expiration of the swap agreement on the $7.5 million notional amount of debt on October 1, 2003, each hypothetical 100 basis point increase results in an increased use of $40 thousand in cash on an annual basis. In an environment of falling interest rates, as we have seen in the last two years, the swap agreements are disadvantageous. Without the swap agreements, the weighted-average interest rate on the credit facility for the three months ended March 31, 2005 and 2004 would have been 5.04% and 4.63%, respectively. The Company has not entered into any new swap agreements subsequent to March 31, 2005.

Foreign Currency Exchange Risk

    A total of 51.3% of our revenue for the three months ended March 31, 2005 was derived from our South African operations and principally denominated in South African Rand. A total of 47.6% of our expenses for the three months ended March 31, 2005 were paid in currencies other than US dollars of which 45.5% were paid in South African Rand, 0.4% were paid in Canadian Dollars and 1.7% were paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue reported from such an arrangement will be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement will be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increase our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

Item 4.	CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officers, Senior Vice-President and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(2) and 15d-15(e) under the Securities Exchange Act of 1937, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective with the exception of the material weakness relating to internal control over the recording of fixed assets in our South African operating subsidiary as discussed hereafter.

    Changes in Internal Control Over Financial Reporting - In conjunction with the 2004 audit, our independent registered public accounting firm notified us that they had identified matters involving internal control over financial reporting and its operation that they consider to be a material weakness. These matters relate to the controls over the recording of fixed assets in our South African operating subsidiary. The failure to detect the weakness can be attributed to a lack of substantive policy on capitalization of fixed assets and a deficiency in our internal review process as it relates to the South African operation.

    We are in the process of developing a complete plan to remediate the identified material weakness in our internal controls over financial reporting. We immediately instituted a series of policies to improve the control over the capital asset activity in South Africa and have begun a complete physical inventory of the same which we expect to complete by the end of the second quarter of 2005. We have also instituted changes to the process by which entries to the financials are authorized and approved. We believe that the change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 has materially improved, or is reasonably likely to materially improve, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on the Company’s financial position or results of operations.

Items 2 to 5 - None

Item 6. Exhibits

            Exhibits - The following exhibits are filed herewith:

10.143 Amendment to Employment Agreement, Dr. Erwin Haitzmann, Dated February 3, 2005 incorporated by reference to Form 8-K, dated February 3, 2005.

10.144 Amendment to Employment Agreement, Mag. Peter Hoetzinger, Dated February 3, 2005 incorporated by reference to Form 8-K, dated February 3, 2005.

10.145 Assignment of Management Agreement by and between Century Casinos, Inc and Flyfish Casino Consulting AG, Dated February 23, 2005 incorporated by reference to Form 8-K, dated March 1, 2005.

10.146 Assignment of Management Agreement by and between Century Casinos, Inc and Focus Casino Consulting AG, Dated February 23, 2005 incorporated by reference to Form 8-K, dated March 1, 2005.

10.147 Employment Agreement by and between Century Casinos, Inc and Mr. Larry Hannappel, Dated March 22, 2005 incorporated by reference to Form 8-K, dated March 22, 2005.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co-Chief Executive Officer.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, President and Co-Chief Executive Officer.

31.3  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice-President.

31.4  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co-Chief Executive Officer.

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, President and Co-Chief Executive Officer.

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
Senior Vice-President
Date: May 10, 2005