Form 10-K/A
period 2004-12-31
CENTURY CASINOS INC /CO/
filed 2005-05-31
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

As of May 26, 2005, the Registrant had 13,754,900 shares of Common Stock outstanding.

EXPLANATORY NOTE

The Annual Report on Form 10-K of Century Casinos, Inc. (the "Company") filed with the Commission on April 15, 2005 included as exhibits the forms of certification required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the "Certifications"). The Company collected and retained manually signed versions of the Certifications on the date of filing of the Form 10-K; however, the forms of the Certifications filed as exhibits inadvertently omitted the signatures in typed form required by Item 302 of Commission Regulation S-T. This Amendment No. 2 to Form 10-K is being filed solely to re-file the Certifications with the typed signature required by Item 302. None of the information disclosed in the Company's previously filed Forms 10-K or 10-K/A is modified by this Form 10-K/A Amendment No 2.

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

The following exhibits were filed with the Form 10-K for the fiscal year ended December 31, 2002 and are incorporated herein by reference:

Exhibit No.	Description

10.116	First Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated May 01, 2000.

10.117	Second Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated March 12, 2001.

10.118	Third Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated June 1, 2001.

10.119	The Management Agreement by and between Century Casinos, Inc. and Respond Limited, dated January 1, 2002.

10.120	Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003.

10.121	Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003.

10.122	Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated October 12, 2002.

10.123	Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated October 12, 2002.

10.124	Sale Agreement between Century Casinos Africa (Pty) Limited and Caledon Overberg Investments (Pty) Limited dated January 7, 2003.

10.125	Cancellation Agreement between NEX Management (Pty) Ltd. and Century Casinos Caledon (Pty) Ltd. dated January 10, 2003.

10.126	Fourth Amendment to the Employee’s Equity Incentive Plan as Amended and Restated dated March 10, 2003.

The following exhibits were filed with the Form 10-Q for the quarterly period ended March 31, 2003 and are incorporated herein by reference:

Exhibit No.	Description

10.127	Waiver and Release Agreement by and between Century Casinos, Inc. and James D. Forbes (director) dated May 01, 2003.

10.128	Agreement of Termination of Management Agreement Incorporating New Consulting Agreement by and between Century Casinos Inc and Respond Limited dated May 01, 2003.

The following exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 2003 and are incorporated herein by reference:

Exhibit No.	Description

10.129	Fifth Amendment to Restated Employees’ Equity Incentive Plan, dated June 4, 2003.

10.130	Brokerage Agreement between Novomatic AG and Century Casinos, Inc. dated January 4, 2000 and Amendment No. 1 to Brokerage Agreement dated July 24, 2003.

The following exhibits were filed with the Form 10-K for the year ended December 31, 2004 and are incorporated herin by reference:

Exhibit No.	Description

14           Code of Ethics

The following exhibit was filed with the Form 10-Q for the quarterly period ended March 31, 2004 and is incorporated herein by reference:

Exhibit No.	Description

10.131	Adjustment/Amendment No. 3 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated March 29, 2004.

The following exhibits were filed with the Form 10-Q for the quarterly period ended September 30, 2004 and are incorporated herein by reference:

Exhibit No.	Description

10.132	Contribution agreement dated as of October 12, 2004 among Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC.

10.133	Limited Liability Company Agreement of CC Tollgate LLC dated as of October 12, 2004.

10.134	Casino Services Agreement by and between CC Tollgate LLC and Century Resorts International Limited dated October 12, 2004.

10.135	Memorandum of Understanding by and between Gayle Burnett, Roger Burnett, B. Michael Dunn and Century Casinos, Inc. dated October 13, 2004.

10.136	Third Amendment to Restated Credit Agreement dated October 27, 2004 among WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A.

10.137	Amended and Restated Brokerage Agreement between Novomatic AG and Century Resort Limited (rights transferred from Century Casinos, Inc.) dated October 1, 2004.

10.138	Employment agreement by and between Century Casinos, Inc. and Mr. Richard S. Rabin, Chief Operating Officer, North America dated July 19, 2004.

The following exhibits were filed on Form 8-K during the quarterly period ended December 31, 2004 and are incorporate herein by reference:

Exhibit No.	Description

10.139	Settlement of Loans Agreement between Century Resorts Limited, Century Casinos Africa (Proprietary) Limited, Silverstar Development Limited and Jose De Silva, effective December 1, 2004.

10.140	Verkrans Sale Agreement between Silverstar Development Limited and Century Casinos Africa (Proprietary) Limited, effective December 1, 2004.

10.141	Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Resorts Limited, transfer all rights to Akani, effective December 1, 2004.

10.142	Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Casinos West Rand (Proprietary) Limited, transfer all rights to Akani, effective December 1, 2004.

10.148	Promissory Note and Business Loan Agreement between Tollgate LLC and Colorado Business Bank dated April 8, 2005, and associated Commercial Guarantee provided by Century Casinos, Inc..

The following exhibits were previously filed on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004:

Exhibit No.	Description

10.149	Corrected Employment Agreement by and between Century Casinos, Inc. and Mr. Richard S. Rabin, Chief Operating Officer, North America dated April 27, 2005.

    The following exhibits are filed herewith:

Exhibit No.	Description

21	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

23.2	Consent of Independent Auditors

31.1	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chairman of the Board and Co-Chief Executive Officer.

31.2	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Vice-Chairman and President, and Co-Chief Executive Officer.

31.3	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Senior Vice-President.

31.4	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chief Accounting Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co-Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman and President, and Co-Chief Executive Officer.

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice-President.

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

By:/s/ Larry Hannappel
Larry Hannappel, Senior Vice-President (Principal Financial Officer)

Date: May 27, 2005

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

F37

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

F38