Form 10-Q/A
period 2005-03-31
CENTURY CASINOS INC /CO/
filed 2005-05-31
CIK 911147

    UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

    Washington, D.C. 20549

    FORM 10-Q/A

         Amendment No. 1

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

Common stock, $0.01 par value, 13,754,900 shares outstanding as of May 26, 2005.

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q of Century Casinos, Inc. (the "Company") filed with the Commission on May 10, 2005 included as exhibits the forms of certification required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the "Certifications"). The Company collected and retained manually signed versions of the Certifications on the date of filing of the Form 10-Q; however, the forms of the Certifications filed as exhibits inadvertently omitted the signatures in typed form required by Item 302 of Commission Regulation S-T. This Amendment No. 1 to Form 10-Q is being filed solely to re-file the Certifications with the typed signature required by Item 302. None of the information disclosed in the Company's previously filed Form 10-Q is modified by this 10-Q/A.

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

Items 2 to 5 - None

Item 6. Exhibits

            Exhibits - The following exhibits were previously filed on Form 10-Q for the quarterly period ended March 31, 2005:

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
Date: May 27, 2005