Form 10-Q
period 2005-08-04
CENTURY CASINOS INC /CO/
filed 2005-08-05
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                           FORM 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

    Common stock, $0.01 par value, 13,754,900 outstanding as of August 4, 2005.

CENTURY CASINOS, INC.

FORM 10-Q

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,821	$8,411
Restricted cash	599	706
Receivables, net	248	193
Prepaid expenses	754	437
Inventories	176	215
Other current assets	29	28
Deferred income taxes - domestic	775	97
- foreign	86	88
Total current assets	8,488	10,175

Property and Equipment, net	51,026	48,629
Goodwill, net	8,628	8,845
Casino Licenses	1,847	2,157
Deferred Income Taxes - foreign	207	207
Equity Investment in Unconsolidated Subsidiary	-	116
Other Assets	996	1,075
Total	$71,192	$71,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,708	$2,534
Accounts payable and accrued liabilities	3,006	3,548
Accrued payroll	1,100	1,372
Taxes payable	26	711
Other	49	102
Total current liabilities	7,889	8,267

Long-Term Debt, less current portion	17,660	17,970
Deferred Tax Liability - domestic	455	234
Minority Interest	6,126	4,354
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
14,485,776 shares issued;
13,754,900 and 13,694,900 shares outstanding, respectively	145	145
Additional paid-in capital	21,468	21,528
Accumulated other comprehensive earnings	1,690	4,597
Retained earnings	17,426	15,910
	40,729	42,180
Treasury stock - 730,876 and 790,876 shares at cost, respectively	(1,667)	(1,801)
Total shareholders’ equity	39,062	40,379
Total	$71,192	$71,204

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Three Months Ended June 30,
Amounts in thousands, except for share information	2005	2004
Operating Revenue:
Casino	$8,737	$8,808
Hotel, food and beverage	941	965
Other	155	107
	9,833	9,880
Less promotional allowances	925	1,032
Net operating revenue	8,908	8,848

Operating Costs and Expenses:
Casino	3,461	3,421
Hotel, food and beverage	587	724
General and administrative	3,033	2,153
Depreciation	938	731

Total operating costs and expenses	8,019	7,029

(Loss) earnings from unconsolidated subsidiary	(12)	39

Earnings from Operations	877	1,858
Non-Operating Income (Expense):
Interest expense	(566)	(390)
Other income, net	111	45
Non-operating items from unconsolidated subsidiary	(3)	(3)
Non-operating expense, net	(458)	(348)
Earnings before Income Taxes and Minority Interest	419	1,510
(Benefit) provision for income taxes	(10)	347
Earnings before Minority Interest	429	1,163
Minority interest in subsidiary loss (earnings)	80	(16)
Net Earnings	$509	$1,147

Earnings Per Share:
Basic	$0.04	$0.08
Diluted	$0.03	$0.07

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Six Months Ended June 30,
Amounts in thousands, except for share information	2005	2004
Operating Revenue:
Casino	$17,788	$16,874
Hotel, food and beverage	2,169	1,939
Other	371	306
	20,328	19,119
Less promotional allowances	2,192	2,107
Net operating revenue	18,136	17,012

Operating Costs and Expenses:
Casino	7,002	6,473
Hotel, food and beverage	1,355	1,402
General and administrative	5,475	4,206
Property write-downs and other write-offs, net of recoveries	(30)	-
Depreciation	1,790	1,382

Total operating costs and expenses	15,592	13,463

(Loss) earnings from unconsolidated subsidiary	(109)	51

Earnings from Operations	2,435	3,600
Non-Operating Income (Expense):
Interest expense	(1,034)	(812)
Other income, net	159	92
Non-operating items from unconsolidated subsidiary	(4)	(8)
Non-operating expense, net	(879)	(728)
Earnings before Income Taxes and Minority Interest	1,556	2,872
Provision for income taxes	146	790
Earnings before Minority Interest	1,410	2,082
Minority interest in subsidiary loss (earnings)	106	(31)
Net Earnings	$1,516	$2,051

Earnings Per Share:
Basic	$0.11	$0.15
Diluted	$0.09	$0.13

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For The Three Months Ended June 30,

Amounts in thousands	2005	2004

Net Earnings	$509	$1,147
Foreign currency translation adjustments	(1,292)	219
Change in fair value of interest rate swaps, net of income taxes	33	64
Comprehensive (Loss) Earnings	$(750)	$1,430

	For The Six Months Ended June 30,

Amounts in thousands	2005	2004

Net Earnings	$1,516	$2,051
Foreign currency translation adjustments	(2,940)	1,014
Change in fair value of interest rate swaps, net of income taxes	33	91
Comprehensive (Loss) Earnings	$(1,391)	$3,156

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Six Months Ended June 30,

Amounts in thousands	2005	2004

Cash Flows from Operating Activities:
Net earnings	$1,516	$2,051

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,790	1,382
Amortization of deferred financing costs	95	48
Deferred tax expense	(527)	44
Minority interest in subsidiary (losses) earnings	(106)	31
Loss (Earnings) from unconsolidated subsidiary	113	(43)
Gain on disposition of real estate option and other assets	(43)	(35)

Changes in operating assets and liabilities:
Receivables	(71)	72
Prepaid expenses and other assets	(386)	(297)
Accounts payable and accrued liabilities	(238)	(18)
Accrued payroll	(212)	(71)
Taxes payable	(500)	(288)

Net cash provided by operating activities	1,431	2,876

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,988)	(2,465)
Cash contribution of $2,432 towards interest in subsidiary, less net cash acquired of $1,679	(753)	-
Proceeds from disposition of assets	43	206

Net cash used in investing activities	(4,698)	(2,259)

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,

Amounts in thousands	2005	2004
Cash Flows from Financing Activities:
Proceeds from borrowings	$22,660	$13,465
Principal repayments	(21,300)	(14,844)
Proceeds from exercise of options	74	2

Net cash provided by (used in) financing activities	1,434	(1,377)

Effect of exchange rate changes on cash	(757)	143

Decrease in Cash and Cash Equivalents	(2,590)	(617)

Cash and Cash Equivalents at Beginning of Period	8,411	4,729

Cash and Cash Equivalents at End of Period	$5,821	$4,112

Supplemental Disclosure of Noncash Financing Activities:

On February 24, 2005, our wholly owned subsidiary, Century Resorts International Limited, purchased a 56.4% 56.4 shares) equity interest in Century Resorts Alberta, Inc for the purpose of operating the proposed Celebration Casino and Hotel by contributing $2.4 million in cash to Century Resorts Alberta, Inc. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of assets acquired	$2,631
Cash paid, net of $1,679 in cash acquired	(753)
Liabilities assumed	$1,878

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. Century Resorts Alberta Inc. is a new entity and pro forma information is not applicable.

We incurred $58 thousand and $90 thousand in pre-opening expenses during the three and six month periods ending June 30, 2005, respectively, which are included in general and administrative expenses in the condensed consolidated statement of earnings.

In January 2004, the Company, through its wholly owned subsidiary Century Management u. Beteiligungs GmbH (“CMB”), purchased an additional 40% interest in Casino Millennium (“CM”), bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.6 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CMB on a cost basis in Euro and had a value of $0.3 million on January 3, 2004, brought the Company’s total investment in CM to $0.9 million, of which $0.3 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM of $0.6 million has been recorded as goodwill.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Six Months Ended June 30,
	2005	2004
Interest paid	$671	$769
Income taxes paid	$709	$461

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Century Casinos, Inc. (“CCI” or the “Company”) is an international gaming company. We own and/or manage casino operations in the United States, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position:

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek Inc.	CCC	WMCK	100%
Century Resorts Limited	CRL	CCI	96.5%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Century Casinos West Rand (Pty) Ltd. (Dormant)	CCWR	CCA	55%
Rhino Resort Ltd. (Dormant)	RRL	CCA	50%
Century Resorts International Limited	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	56.4%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Iowa, Inc. (Dormant)	CIA	CCI	100%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Nevada, Inc. (Dormant)	CCN	CCI	100%
Century Management u. Beteiligungs GmbH	CMB	CCI	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino and Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. CCI owns 96.5% of CRL. Certain officers of the Company and their respective family trusts own the remaining 3.5% of CRL. CCAL owns and operates The Caledon Hotel, Spa and Casino (“Caledon”) near Cape Town, South Africa.

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

CTI has a 65% controlling interest in CC Tollgate LLC, which was formed to develop and operate a casino and hotel in Central City, Colorado.

CCM provided technical casino services to some of our operations. The technical services agreements were re-assigned to CRI in October 2003, but CCM is still collecting fees that were earned prior to that time, which remain unpaid.

CMB has a 50% equity interest in Casino Millennium located within a five-star hotel in Prague, Czech Republic. CMB’s earnings and losses are reported as earnings (loss) from unconsolidated subsidiary in our consolidated statements of earnings and cash flows. CMB also provides administrative support for executive management in Europe.

We regularly pursue additional gaming opportunities internationally and in the United States, and are currently pursuing the following opportunities:

Central City, Colorado - On December 30, 2004, through CTI, we acquired a 65% interest in CTL for $3.5 million. CTL is in the process of securing project financing and obtaining licensing from the Colorado Division of Gaming. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded. The project is planned to include a 60,000 square foot limited stakes casino with 625 gaming machines, six gaming tables, 26 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking facility. Subsequent to June 30, 2005, the Company obtained a non-binding letter of intent to provide approximately $35.0 million in project financing. On August 2, 2005 we secured $4.5 million in funding from a private investor.

Edmonton - On February 24, 2005, through CRI, we acquired a 56.4% interest in CRA for approximately $2.4 million ($3.0 million Canadian dollars.) The Company’s local partner, 746306 Alberta, Ltd. contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. CRA plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. Completion of this project is subject to obtaining acceptable project financing. On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded. The project is planned to include a 81,600 square foot unlimited stakes casino with 600 slot machines, 31 gaming tables, 5 food and beverage facilities, a dinner theater and an underground parking facility.

Johannesburg - In December 2004, CCI entered into agreements to sell a portion of its interest in a project in Gauteng, South Africa that we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase its remaining interests in the Gauteng project. CCI received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million, 3.0 million Rand repayable in six equal installments with interest. We have, therefore, only recognized net proceeds of $1.2 million or 7.0 million Rand in the transaction. The exercise price of the purchase option granted to Silverstar and the Akani group totals approximately $6.0 million, or 40.3 million Rand. Exercisability of the purchase option is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. The outcome of these approvals is unknown at this time.

Franklin County, Iowa -  On May 11, 2005, the company announced that it was not awarded a license to develop and operate the proposed Landmark Casino and Hotel project in Franklin County, Iowa by the Iowa Gaming and Racing Commission.

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

	June 30, 2005	December 31,2004	June 30, 2004
South African Rand	6.6790	5.6640	6.2257
Euros	0.8266	0.7388	0.8210
Czech Koruna	24.8600	22.4640	26.2100
Canadian Dollars	1.2256	1.2036	1.3404

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in the recognition of no compensation cost. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We are currently assessing the valuation options allowed under SFAS 123R. We have not yet determined the impact of applying its various provisions, however based on our current outstanding options, we believe the impact on earnings will be significant.

3. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

      We have a 50% ownership in Casino Millennium (“CM”) and we account for this investment under the equity method.

      Following is the summarized unaudited financial information of CM as of and for the three and six months ended:

Amounts in thousands	As of June 30,	As of December 31,
	2005	2004
Balance Sheet:
Current assets	$867	$841
Noncurrent assets	$925	$935
Current liabilities	$75	$104
Noncurrent liabilities	$1,352	$1,191
	For the Three Months Ended June 30,
	2005	2004
Operating Results:
Net operating revenue	$523	$614
Net (loss) earnings (1)(2)	$(55)	$69
	For the Six Months Ended June 30,
	2005	2004
Operating Results:
Net operating revenue	$945	$1,220
Net (loss) earnings (1)(2)	$(256)	$82

(1)	After expensing casino services fees paid to the Company.

(2)
Under the equity method of accounting, when an investor’s net investment is reduced to zero, the investor should not provide for additional losses unless the investor has guaranteed the obligations of the investee. The Company has not provided this guarantee to Casino Millenium. Accordingly, the Company has only recorded its portion of the loss that reduces its net investment to zero.

Casino services fee income for the three months ended June 30, 2005 and 2004 was $0 and $10 thousand, respectively and for the six months ended June 30, 2005 and 2004 was $40 thousand and $37 thousand, respectively.

An explanation of Casino Millennium’s results is included in Management’s Discussion and Analysis of Financial Condition and Results of Operation for Corporate and Other.

FIN 46(R), “Consolidation of Variable Interest Entities”, addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. We adopted FIN 46(R) on January 1, 2004. We determined that CM is a variable interest entity as defined by FIN 46(R). We also determined that we are not the primary beneficiary as defined by FIN 46(R) and have, therefore, accounted for our 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, we have recognized the difference between the investment and the underlying equity as goodwill and reported our percentage of the earnings in CM as earnings (loss) from unconsolidated subsidiary.

The Company’s estimated maximum exposure to losses consists of the following:

Amounts in thousands	As of
June 30, 2005
Goodwill	539
Note receivable	248
Other receivables	200
Total	$987

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amounts in thousands, except for share information		2005	2004	2005	2004
Net earnings, as reported		$509	$1,147	$1,516	$2,051
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127	269	254	539
Pro forma net earnings		$382	$878	$1,262	$1,512

Earnings per share
Basic	As reported	$0.04	$0.08	$0.11	$0.15
	Pro forma	$0.02	$0.06	$0.09	$0.11

Diluted	As reported	$0.03	$0.07	$0.09	$0.13
	Pro forma	$0.02	$0.06	$0.08	$0.1

       Our original stock-based employee compensation plan expired in April 2004. The original plan continues to be administered for previously issued and outstanding options. There are 3,444,210 outstanding options to employees as of June 30, 2005.

Shareholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting on June 17, 2005. The 2005 Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible employees through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an employee to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. No options have been granted under the 2005 Plan since it was approved.

All options granted under the original plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

5.  GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2005 are as follows:

Amounts in thousands	Cripple Creek, CO	South Africa	Corp & Other	Total
Balance as of December 31, 2004	$7,232	$1,009	$604	$8,845
Effect of foreign currency translation	-	(152)	(65)	(217)
Balance as of June 30, 2005	$7,232	$857	$539	$8,628

6.  LONG-TERM DEBT

The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility (“RCF”) as of June 30, 2005 was $16.5 million compared to $15.7 million at December 31, 2004. The amount available under the RCF as of June 30, 2005 was $4.4 million, net of amounts outstanding as of that date, and $5.3 million at December 31, 2004. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The Company was in compliance with the covenants as of June 30, 2005 and December 31, 2004. The interest rate at June 30, 2005 was 6.08% for $14.5 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 6.5%. In October 2004, an amendment to the RCF changed the aggregate commitment reduction schedule under the RCF. The available balance under the RCF will be reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007.

The fair value of the Company’s interest rate swap derivatives as of June 30, 2005 and December 31, 2004 of $49.0 thousand and $0.1 million, respectively, is reported in current liabilities, other in the condensed consolidated balance sheets. The effective portion on the interest rate swaps of $33 thousand, net of deferred income tax expense, for the first six months of 2005, has been reported in accumulated other comprehensive earnings in the shareholders’ equity section of the accompanying June 30, 2005 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $49.0 thousand and $69.2 thousand for the three months ended June 30, 2005 and 2004, respectively and $0.1 million for the six months ended June 30, 2005 and 2004, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 7.04% and 6.53% for the three months ended June 30, 2005 and 2004, respectively, and 6.75% and 6.74% for the six months ended June 30, 2005 and 2004, respectively. The swap agreement expired on July 1, 2005. We have not entered into any new swap agreements as of August 4, 2005.

The principal balance outstanding under the principal loan agreement with ABSA Bank (“ABSA”) as of June 30, 2005 was $1.9 million and $3.2 million at December 31, 2004 with an interest rate of 17.1% at the end of both periods. The outstanding balances on the standby facility with ABSA as of June 30, 2005 and December 31, 2004 were $0.2 million and $0.3 million, respectively and the interest rate was 15.1% at the end of both periods. The agreement requires quarterly installment payments over the remaining term of the loan. The agreement requires a minimum deposit in the sinking fund equal to four million Rand (approximately $0.6 million) at the end of each quarter until maturity in June 2006. In addition, one third of the next quarterly principal and interest payment must be deposited on the last day of each month into the fund and used for the next quarterly installment. The loan agreement includes certain restrictive covenants for CCAL. CCAL was in compliance with the covenants as of June 30, 2005 and December 31, 2004.

On July 27, 2005, CCAL entered into an overdraft facility with Nedbank Limited. Pursuant to the overdraft facility, Nedbank extended temporary financing to CCAL in the principal amount of 18.8 million Rand, or $2.8 million (“the financing”). The net proceeds from the financing were used by CCAL to repay in full the amount outstanding under CCAL’s loan agreement with ABSA bank. The financing bears interest at South Africa’s prime interest rate, currently 10.5% as of August 4, 2005. The financing is secured by the pledge of 4,000 ordinary shares of CCAL’s common stock, or 100% of the total outstanding common stock of CCAL. The financing is due and payable upon completion of a final loan agreement with Nedbank, the terms of which are under negotiation.

Unsecured notes payable, in the amount of $1.1 million, as of June 30, 2005 and December 31, 2004, to Tollgate Venture LLC, the minority interest holder in CC Tollgate LLC, are payable contingent based on the opening date of the casino. $1.0 million is payable on the opening date of the casino, bears interest at an 8% rate and is considered long-term in the accompanying condensed consolidated balance sheets. An additional $135 thousand, non-interest bearing note is payable on the opening date of the casino and is also classified as long-term as of June 30, 2005.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of a casino in Central City, Colorado. Under the terms of the agreement, the loan will mature on October 4, 2005 at which time the principal is due with interest calculated at prime plus 0.5%. The prime rate on June 30, 2005 was 6.5%. The note is secured by the existing property and improvements and by commercial guarantees provided by CCI and Tollgate Venture LLC. As of June 30, 2005, $1.6 million of principal is outstanding and is considered current in the accompanying condensed consolidated balance sheets.

The remaining $0.1 million of long term debt as of June 30, 2005 and $0.2 million as of December 31, 2004 consists of capital leases.

The consolidated weighted average interest rate on all borrowings was 8.7% and 9.1% for the six months ended June 30, 2005 and 2004, respectively.

Subsequent to June 30, 2005, we obtained a non-binding letter of intent to provide approximately $35.0 million in project financing. On August 2, 2005 we secured $4.5 million in funding from a private lender which bears interest at a rate of 16.7% per annum) and matures in August 2007. In exchange for the funds, CCI has pledged all the outstanding stock of CTI and its equity interest in CTL. Proceeds from these borrowings will be used towards the development of the casino in Central City, Colorado.

7. SHAREHOLDERS’ EQUITY

During the first six months of 2005, we did not purchase any shares of the Company’s common stock on the open market. We issued 60,000 shares of treasury stock in January 2005 for stock options exercised in cash. Subsequent to June 30, 2005 and through August 4, 2005, the Company has not purchased shares of its common stock on the open market.

In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom are officers, directors or affiliates of CCI. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. Should the CCAL casino business be sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of June 30, 2005, no dividends have been declared for the preference shareholders.

CCI owns 96.5% of CRL. Certain officers of the Company and their respective family trusts own the remaining 3.5% of CRL.

8.  SEGMENT INFORMATION

We are managed in six segments: Cripple Creek, Colorado (formerly Colorado); Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Central City, Colorado segment are those of CTI and subsidiary which is developing a proposed casino and hotel.

The operating results of the Edmonton, Canada segment are those of CRA which is developing a proposed casino and hotel.

The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL which owns the Caledon Hotel, Spa and Casino.

Cruise Ship operations include the revenue and expense of the eight combined shipboard operations for which we have casino concession agreements.

Corporate and Other operations include, among other items, the revenue and expense of managing corporate gaming projects for which we have secured long-term service contracts.

Earnings before interest, taxes, depreciation and amortization (EBITDA) are not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America ("US GAAP"). Management believes that EBITDA is a valuable measure of the relative non US GAAP performance amongst its operating segments. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino operation. It is also used by our lending institutions to gauge operating performance. Management uses EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

Amounts in thousands	Cripple Creek, CO		Central City, CO		Edmonton, Canada
As of and for the Three Months Ended June 30,	2005	2004	2005	2004	2005	2004
Net operating revenue	$4,460	$4,602	$6	$-	$37	$-
Operating expenses (excluding depreciation)	2,670	2,732	43	-	58	-
Depreciation	430	368	-	-	-	-
Earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) from operations	1,360	1,502	(37)	-	(21)	-
Interest income	3	4	-	-	3	-
Interest (expense), including debt issuance cost, net (1)	69	23	(79)	-	-	-
Other income, net	-	-	-	-	4	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) before income taxes and minority interest	1,432	1,529	(116)	-	(14)	-
Income tax expense	(544)	(581)	-	-	-	-
Minority interest	-	-	(20)	-	-	-
Net earnings (loss)	$888	$948	$(136)	$-	$(14)	$-

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$888	$948	$(136)	$-	$(14)	$-
Interest income	(3)	(4)	-	-	(3)	-
Interest expense (1)	(69)	(23)	79	-	-	-
Income taxes	544	581	-	-	-	-
Depreciation	430	368	-	-	-	-
EBITDA	$1,790	$1,870	$(57)	$-	$(17)	$-

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment, but not repaid, to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. As the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

Amounts in thousands	South Africa		Cruise Ships		Corporate and Other
As of and for the Three Months Ended June 30,	2005	2004	2005	2004	2005	2004
Net operating revenue	$3,632	$3,403	$775	$833	$279	$10
Operating expenses (excluding depreciation)	2,789	2,325	519	535	1,283	706
Depreciation	451	333	36	25	21	5
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	(12)	39
Earnings (loss) from operations	392	745	220	273	(1,037)	(662)
Interest income	27	41	-	-	450	86
Interest (expense), including debt issuance cost (1)	(412)	(202)	-	-	(520)	(297)
Other income, net	-	-	-	-	-	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	(3)	(3)
Earnings (loss) before income taxes and minority interest	7	584	220	273	(1,110)	(876)
Income tax (expense) benefit	(29)	(107)	(7)	(8)	590	349
Minority interest	-	-	-	-	100	(16)
Net earnings (loss)	$(22)	$477	$213	$265	$(420)	$(543)
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$(22)	$477	$213	$265	$(420)	$(543)
Interest income	(27)	(41)	-	-	(450)	(86)
Interest expense (1)	412	202	-	-	520	297
Income taxes	29	107	7	8	(590)	(349)
Depreciation	451	333	36	25	21	5
EBITDA	$843	$1,078	$256	$298	$(919)	$(676)

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment, but not repaid, to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. As the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

Amounts in thousands	Inter-segment Elimination		Consolidated
As of and for the Three Months Ended June 30,	2005	2004	2005	2004
Net operating revenue	$(281)	$-	$8,908	$8,848
Operating expenses (excluding depreciation)	(281)	-	7,081	6,298
Depreciation	-	-	938	731
(Loss) earnings from unconsolidated subsidiary	-	-	(12)	39
Earnings from operations	-	-	877	1,858
Interest income	(376)	(86)	107	45
Interest expense, including debt issuance cost	376	86	(566)	(390)
Other income, net	-	-	4	-
Non-operating items from unconsolidated subsidiary	-	-	(3)	(3)
Earnings before income taxes and minority interest	-	-	419	1,510
Income tax benefit (expense)	-	-	10	(347)
Minority interest	-	-	80	(16)
Net earnings	$-	$-	$509	$1,147
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$-	$-	$509	$1,147
Interest income	376	86	(107)	(45)
Interest expense	(376)	(86)	566	390
Income taxes	-	-	(10)	347
Depreciation	-	-	938	731
EBITDA	$-	$-	$1,896	$2,570

Amounts in thousands	Cripple Creek, CO		Central City, CO		Edmonton, Canada
As of and for the Six Months Ended June 30,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$22,399	$23,785	$10,629	$-	$3,715	$-
Total assets	$33,077	$33,265	$10,691	$-	$4,466	$-

Net operating revenue	$8,265	$8,981	$6	$-	$37	$-
Operating expenses (excluding depreciation)	5,331	5,295	64	-	90	-
Depreciation	873	673	-	-	-	-
Earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) from operations	2,061	3,013	(58)	-	(53)	-
Interest income	6	6	-	-	5	-
Interest (expense), including debt issuance cost, net (1)	73	55	(79)	-	(28)	-
Other income (expense), net	-	1	-	-	6	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) before income taxes and minority interest	2,140	3,075	(137)	-	(70)	-
Income tax (expense)	(813)	(1,168)	-	-	-	-
Minority interest	-	-	-	-	-	-
Net earnings (loss)	$1,327	$1,907	$(137)	$-	$(70)	$-

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$1,327	$1,907	$(137)	$-	$(70)	$-
Interest income	(6)	(6)	-	-	(6)	-
Interest expense (1)	(73)	(55)	79	-	28	-
Income taxes	813	1,168	-	-	-	-
Depreciation	873	673	-	-	-	-
EBITDA	$2,934	$3,687	$(58)	$-	$(48)	$-

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment, but not repaid, to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. As the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

Amounts in thousands	South Africa		Cruise Ships		Corporate and Other
As of and for the Six Months Ended June 30,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$13,290	$14,937	$538	$454	$455	$453
Total assets	$18,778	$21,331	$1,227	$1,120	$2,953	$2,100

Net operating revenue	$8,366	$6,723	$1,428	$1,271	$714	$37
Operating expenses (excluding depreciation)	5,852	4,525	975	864	2,170	1,397
Depreciation	832	654	61	42	24	13
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	(109)	51
Earnings (loss) from operations	1,682	1,544	392	365	(1,589)	(1,322)
Interest income	68	80	-	-	860	176
Interest (expense), including debt issuance cost (1)	(923)	(416)	-	-	(862)	(622)
Other loss, net	-	-	-	-	(1)	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	(4)	(8)
Earnings (loss) before income taxes and minority interest	827	1,208	392	365	(1,596)	(1,776)
Income tax (expense) benefit	(304)	(315)	(12)	(11)	983	704
Minority interest	-	-	-	-	106	(31)
Net earnings (loss)	$523	$893	$380	$354	$(507)	$(1,103)
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$523	$893	$380	$354	$(507)	$(1,103)
Interest income	(68)	(80)	-	-	(860)	(176)
Interest expense (1)	923	416	-	-	862	622
Income taxes	304	315	12	11	(983)	(704)
Depreciation	832	654	61	42	24	13
EBITDA	$2,514	$2,198	$453	$407	$(1,464)	$(1,348)

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment, but not repaid, to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. As the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

Amounts in thousands	Inter-segment Elimination		Consolidated
As of and for the Six Months Ended June 30,	2005	2004	2005	2004
Property and equipment, net	$-	$-	$51,026	$39,629
Total assets	$-	$-	$71,192	$57,816

Net operating revenue	$(680)	$-	$18,136	$17,012
Operating expenses (excluding depreciation)	(680)	-	13,802	12,081
Depreciation	-	-	1,790	1,382
(Loss) earnings from unconsolidated subsidiary	-	-	(109)	51
Earnings from operations	-	-	2,435	3,600
Interest income	(785)	(171)	154	91
Interest (expense), including debt issuance cost	785	171	(1,034)	(812)
Other income, net	-	-	5	1
Non-operating items from unconsolidated subsidiary	-	-	(4)	(8)
Earnings before income taxes and minority interest	-	-	1,556	2,872
Income tax (expense)	-	-	(146)	(790)
Minority interest	-	-	106	(31)
Net earnings	$-	$-	$1,516	$2,051
Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$-	$-	$1,516	$2,051
Interest income	785	171	(154)	(91)
Interest expense	(785)	(171)	1,034	812
Income taxes	-	-	146	790
Depreciation	-	-	1,790	1,382
EBITDA	$-	$-	$4,332	$4,944

9. PROMOTIONAL ALLOWANCES
Promotional allowances presented in the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2005 and June 30, 2004 include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amounts in thousands	2005	2004	2005	2004
Food & Beverage and Hotel Comps	$302	$352	$683	$721
Free Plays or Coupons	343	366	848	745
Player Points	280	314	661	641
Total Promotional Allowances	$925	$1,032	$2,192	$2,107

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

 10. OTHER INCOME, NET
Other income, net, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amounts in thousands	2005	2004	2005	2004

Interest income	$107	$45	$154	$91
Foreign currency exchange gains	5	-	5	-
Other income (expense)	(1)	-	-	1

	$111	$45	$159	$92

11. INCOME TAXES
The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.

Income taxes reported in the Corporate and Other Segment for the three months ended June 30, 2005 and 2004 are as follows:

Amounts in thousands	United States		Mauritius		Other		Reported in Corporate and Other
	2005	2004	2005	2004	2005	2004	2005	2004
Earnings (loss) before income taxes and minority interest	$(1,766)	$(877)	$658	$-	$(2)	$1	$(1,110)	$(876)
Income tax (expense) benefit	$613	$351	$(21)	$-	$(2)	$(2)	$590	$349
Effective tax rate	35%	40%	3%	-	100%	200%	53%	40%

Income taxes reported in the Corporate and Other Segment for the six months ended June 30, 2005 and 2004 are as follows:

Amounts in thousands	United States		Mauritius		Other		Reported in Corporate and Other
	2005	2004	2005	2004	2005	2004	2005	2004
Earnings (loss) before income taxes and minority interest	$(2,978)	$(1,780)	$1,382	$-	$0	$4	$(1,596)	$(1,776)
Income tax (expense) benefit	$1,027	$708	$(40)	$-	$(4)	$(4)	$983	$704
Effective tax rate	34%	40%	3%	-	-	100%	62%	40%

12. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were computed as follows:

Amounts in thousands, except for share information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Net earnings	$509	$1,147	$1,516	$2,051
Weighted average common shares	13,754,900	13,681,900	13,751,456	13,681,669
Basic earnings per share	$0.04	$0.08	$0.11	$0.15

Diluted Earnings Per Share:
Net earnings, as reported	$509	$1,147	$1,516	$2,051
Weighted average common shares	13,754,900	13,681,900	13,751,456	13,681,669
Effect of dilutive securities:
Stock options and warrants	2,642,481	2,152,253	2,674,802	1,730,343
Dilutive potential common shares	16,397,381	15,834,153	16,426,258	15,412,012

Diluted earnings per share	$0.03	$0.07	$0.09	$0.13

As of June 30, 2005 and 2004, all outstanding options and warrants to purchase common shares of the Company’s stock have been included in the computation of diluted earnings per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may,""will,""expect,""believe,""anticipate,""intend,""could,""estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item I, Business, under “Factors That May Affect Future Results,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Available Information

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.centurycasinos.com as soon as reasonably practicable after filing such material with the SEC.

Results of Operations

The Company is managed in six segments: Cripple Creek, Colorado (formerly Colorado); Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Central City, Colorado segment are those of CTI and subsidiary which is developing a proposed casino and hotel.

The operating results of the Edmonton, Canada segment are those of CRA which is developing a proposed casino and hotel.

The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL which own the Caledon Hotel, Spa & Casino.

Cruise Ship operations include the revenues and expenses of the eight combined shipboard operations for which the Company has casino concession agreements.

Corporate and Other operations include, among other items, the revenues and expenses of corporate gaming projects for which the Company has secured long-term service contracts.

Consolidated Results of Operations

We reported net operating revenue of $8.9 million and $8.8 million for the three months ended June 30, 2005 and 2004, respectively and $18.1 million and $17.0 million for the six months ended June 30, 2005 and 2004, respectively. Casino revenue was $8.7 million compared to $8.8 million for the three months ended June 30, 2005 and 2004, respectively, and was $17.8 million compared to $16.9 million, for the six months ended June 30, 2005 and 2004, respectively. Casino expense was $3.5 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively and was $7.0 million and $6.5 million for the six months ended June 30, 2005 and 2004, respectively. General and administrative expense was $3.0 million for the three months ended June 30, 2005 compared to $2.2 million for the three months ended June 30, 2004. General and administrative expense was $5.5 million for the six months ended June 30, 2005 compared to $4.2 million for the six months ended June 30, 2004. Depreciation expense was $0.9 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively and was $1.8 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

Total earnings from operations were $0.9 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively, and were $2.4 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively.

We recognized an income tax benefit of $10 thousand for the three months ended June 30, 2005 compared to an income tax expense of $0.4 million for the three months ended June 30, 2004. Income tax expense was $0.1 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

The Company’s net earnings were $0.5 million, or $0.04 per share, and $1.2 million, or $0.08 per share, for the three months ended June 30, 2005 and 2004, respectively, and were $1.5 million, or $0.11 per share, and $2.1 million, or $0.15 per share, for the six months ended June 30, 2005 and 2004, respectively.

The most significant impacts on reported earnings for the three and six months ended June 30, 2005 were the cost of complying with Sarbanes Oxley, the cost associated with managing the construction of two new projects in development and the costs of staffing for expansion. In addition, a major road closure during the most recent quarter slowed the revenue growth in Caledon and impacted earnings.

A discussion by business segment follows below.

Cripple Creek, Colorado (Formerly Colorado)

Womacks’ results of operations for the three and six months ended June 30, 2005 and 2004 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$4,789	$5,071	$9,261	$9,946
Hotel, food and beverage	347	380	711	704
Other (including promotional allowances)	(676)	(849)	(1,707)	(1,669)
Net operating revenue	4,460	4,602	8,265	8,981

Costs and Expenses
Casino	1,625	1,652	3,249	3,278
Hotel, food and beverage	127	143	290	231
General and administrative	918	937	1,792	1,786
Depreciation	430	368	873	673
	3,100	3,100	6,204	5,968
Earnings from operations	1,360	1,502	2,061	3,013
Interest (expense), net	69	23	73	55
Other income, net	3	4	6	7
Earnings before income taxes	1,432	1,529	2,140	3,075
Income tax expense	544	581	813	1,168
Net Earnings	$888	$948	$1,327	$1,907

Casino Market Data

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Market share of the Cripple Creek gaming revenue	12.7%	13.8%	13.3%	14.1%
Average number of slot machines	628	639	626	632
Market share of Cripple Creek gaming devices	13.2%	14.1%	13.3%	14.2%
Average slot machine win per day	$ 83	$ 87	$ 80	$ 86
Cripple Creek average slot machine win per day	$ 85	$ 88	$ 82	$ 86

Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Excluding the previously reported high redemption in February 2005, the cost of points and coupons is in line with management’s expectations and prior year results

Womacks leases a portion of its slot machines under participation agreements from manufacturers, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from $15 to $35 per slot machine for the duration of the lease. In most instances, the branded games introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as a casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product.

Since the beginning of 2004 we have spent approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless (Ticket-in/Ticket-out or “TITO”) gaming machines. We currently have 204 TITO machines installed. The Company expects that these ongoing improvements will add to the customer experience and further improve customer service. Management believes that these ongoing efforts have helped limit the decrease in gaming revenue.

Management continues to focus on marketing the casino through its Gold Club, in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, or cash and other prizes, as well as through increased TV and radio advertising. Management continues to refine the Womacks product by upgrading the interior of the facilities and modifying the slot machine mix. In addition, Womacks is one of the largest gaming facilities in Cripple Creek, and we have the capacity to expand Womacks to the rear of the property on a single level at a later date.

Womacks operated two restaurants, “Bob’s Grill” and the “Cut Above Buffet” to provide an alternative to patrons of the casino. The “Cut Above Buffet” was opened in May 2004 and operates on the second floor of the casino. Although it attracted new customers to Womacks Gold Club, it was not a significant stimulus to gaming revenue and was closed on July 30, 2005.

The increase in depreciation for 2005 is primarily the result of the addition of casino facility gaming equipment during 2004.

The negative interest expense results from amounts advanced to the Corporate and Other segment, but not repaid, to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. As the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

Womacks’ effective tax rate has remained stable at approximately 38%.

Three Months Ended June 30, 2005 vs. 2004

          Casino revenue was 5.6% lower than during the same period last year compared to a 6.4% reduction in the market share of gaming devices, primarily as a result of the two additional casinos in town.

          Based on management’s change to the comp policies at the casino, Other Revenue (net of promotional allowances) was 14.1% of casino revenue compared to 16.7% in the same period last year.

      Management efforts to contain costs limited the negative impact on the net earnings within the segment during the quarter.

Six Months Ended June 30, 2005 vs. 2004

Casino revenue was 6.9% lower than the same period last year compared to a 6.3% reduction in the market share of gaming devices. Womacks’ market share of gaming devices fell from 14.2% in the first six months of 2004 to 13.3% in 2005. This was due to an additional casino opening in Cripple Creek in June 2004, bringing the total number of casino licenses to 19. Womacks has not yet overcome the dilution in the market but continues to take measures to compete in this region.

In January 2004, the Company sold a purchase option agreement that it had held since 1999, which would have expired on September 30, 2004, to an unrelated party for a sum of $0.2 million. As a result of the transaction, the Company recognized a pre-tax gain of $34.7 thousand in 2004, which is included in Operating Revenue, Other.

South Africa

Operating results in U.S. dollars for the three and six months ended June 30, 2005 and 2004 were as follows:

CALEDON	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$3,223	$2,946	$7,201	$5,724
Hotel, food and beverage	594	585	1,458	1,235
Other (including promotional allowances)	(185)	(128)	(293)	(236)
Net operating revenue	3,632	3,403	8,366	6,723

Costs and Expenses
Casino	1,317	1,230	2,778	2,331
Hotel, food and beverage	460	581	1,065	1,171
General and administrative	661	498	1,243	971
Depreciation	451	333	832	654
	2,889	2,642	5,918	5,127
Earnings from operations	743	761	2,448	1,596
Interest expense, net	(123)	(202)	(309)	(416)
Other income, net	14	35	32	71
Earnings before income taxes	634	594	2,171	1,251
Income tax expense	(217)	(111)	(710)	(327)
Net Earnings	$417	$483	$1,461	$924

CENTURY CASINOS AFRICA
Costs and Expenses
General and administrative	$351	$16	$766	$52
Loss from operations	(351)	(16)	(766)	(52)
Interest expense, net	(289)	-	(614)	-
Other income, net	13	6	36	9
Loss before income taxes	(627)	(10)	(1,344)	(43)
Income tax benefit	188	4	406	12
Net Loss	$(439)	$(6)	$(938)	$(31)
SOUTH AFRICA NET (LOSS) EARNINGS	$(22)	$477	$523	$893

Average exchange rate (Rand/USD)	6.42	6.56	6.16	6.64

Operating results in Rand for the three and six months ended June 30, 2005 and 2004 are as follows:

CALEDON	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2005		2004		2005		2004
Operating Revenue
Casino	R	20,651	R	19,326	R	44,082	R	37,998
Hotel, food and beverage		3,826		3,844		8,917		8,205
Other (including promotional allowances)		(1,200)		(795)		(1,836)		(1,533)
Net operating revenue		23,277		22,375		51,163		44,670

Costs and Expenses
Casino		8,453		8,091		17,065		15,488
Hotel, food and beverage		2,953		3,815		6,519		7,782
General and administrative		4,252		3,260		7,682		6,443
Depreciation		2,916		2,191		5,164		4,346
		18,574		17,357		36,430		34,059
Earnings from operations		4,703		5,018		14,733		10,611
Interest expense, net		(794)		(1,326)		(1,892)		(2,766)
Other income, net		93		234		198		477
Earnings before income taxes		4,002		3,926		13,039		8,322
Income tax expense		(1,380)		(752)		(4,282)		(2,191)
Net Earnings	R	2,622	R	3,174	R	8,757	R	6,131

CENTURY CASINOS AFRICA
Costs and Expenses
General and administrative	R	2,264	R	119	R	4,712	R	359
Loss from operations		(2,264)		(119)		(4,712)		(359)
Interest expense, net		(1,857)		-		(3,767)		-
Other income, net		83		36		217		58
Loss before income taxes		(4,038)		(83)		(8,262)		(301)
Income tax benefit		1,211		22		2,478		77
Net Loss	R	(2,827)	R	(61)	R	(5,784)	R	(224)
SOUTH AFRICA NET (LOSS) EARNINGS	R	(205)	R	3,113	R	2,973	R	5,907

Casino Market Data (in Rand)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Market share of the Western Cape gaming revenue	5.3%	5.8%	5.7%	5.8%
Market share of Western Cape gaming devices	10.5%	11.4%	10.5%	11.1%
Average number of slot machines	300	290	300	283
Average slot machine win per day	709 Rand	647 Rand	761 Rand	674 Rand
Average number of tables	9.0	9.0	9.0	8.5
Average table win per day	1,572 Rand	2,482 Rand	1,687 Rand	2,045 Rand

Improvement in the Rand versus the Dollar has had a positive impact on the segment’s reported results. The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Cash couponing and a variety of other marketing efforts have been used to stimulate the casino revenues in Caledon. Improvement in the casino management has also been a key element in managing the growth at the resort.

The conversion to cashless gaming in March 2005 has resulted in a significant accumulation of points earned by players reported as an offset to Operating Revenue, Other. All patrons are required to create a personal players account and play with a card on which they always earn points. Although gaming revenues increased, the point liability to 40,000 active player accounts, compared to 5,000 active player accounts in the first quarter 2005, affects the reported results

CCAL offers an array of amenities to guests of the resort as a complement to the gaming experience. The resort operates a total of four restaurants, three bars, a conference facility and the “Outdoor Experience” (a team building facility). We are reviewing plans to re-use the former equestrian center, which was not in service during the second quarter, in conjunction with a proposed golf course development. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land which may be used for future expansion.

In previous years, CCAL has advertised the casino and hotel operations separately. Current marketing efforts have focused on emphasizing the overall resort qualities of the operation, inclusive of both the casino and the hotel. This has helped reduce the marketing cost by combining labor efforts and advertising dollars. The combined cost is included in casino cost, thereby contributing to the reduction in hotel, food and beverage expenses.

CCAL operated all four restaurants during the entire six-month period in 2005. During the same period in 2004, we operated three restaurants until June, at which time the fourth restaurant opened.

Depreciation expense has been affected by the completion of a number of improvement projects at CCAL in 2004. From June 30, 2004 to June 30, 2005, depreciable assets have increased by 12.1 million Rand.

Interest expense, net for CCAL has decreased due to the scheduled repayment of the term loan with ABSA and the early repayment of a series of capital leases in February 2005. The weighted average interest on the borrowings under term loan agreements for our South African subsidiaries was 16.9% for all reported periods. Interest expense, net for Century Casinos Africa (“CCA”) is comprised exclusively of interest on loan agreements between CCA and the Corporate and Other Segment (consequently, the amounts eliminate in consolidation.)

General and administrative expenses for CCA include fees paid to the Corporate and Other segment for services provided to CCA. These fees, as described below, eliminate in consolidation. The fee agreement went into effect in the fourth quarter of 2004.

Three Months Ended June 30, 2005 vs. 2004

Revenue growth in the three months ended June 30, 2005 slowed due to the closure of a significant portion of the main east/west highway from April 11, 2005 to May 27, 2005. In addition, during the current quarter, the South African government introduced new currency notes. The casino experienced an initial rejection rate of 80% on these new notes, which has been diminishing as the Company installed new bill validation software for the wide variety of slot machines maintained by the casino. Despite these issues, Caledon was still able to achieve a 6.9% growth in casino revenue. Additionally, Caledon managed to increase the slot win per day by 9.6% during the same period that it increased the average number of slot machines. The impact of the road damage also affected hotel, food and beverage revenue.

Operating Revenue, Other for the three months ended June 30, 2005 was impacted by a 0.5 million Rand increase in points attributable to the conversion to cashless gaming and an increase in overall play.

The 0.9 million Rand reduction in hotel, food and beverage expenses results primarily from elimination of the marketing staff at the hotel.

The Company has spent an additional 0.4 million Rand on legal, professional and accounting services when comparing the three months ended June 30, 2005 to the same period in 2004. The majority of this increase relates to the implementation of the previously mentioned services agreements and the defense of a South African Revenue Services audit.

During the three months ended June 30, 2005, there have been costs in fully implementing our cashless system, in preparing the development of unused land, the upgrade of 20 deluxe hotel rooms and the relocation of six treatment rooms, sauna, gym and reception into our hotel.

Fees paid by CCA to the Corporate and Other segment totaled 1.9 million Rand during the three months ended June 30, 2005. There were no fees paid during the three months ended June 30, 2004.

Six Months Ended June 30, 2005 vs. 2004

Despite the road damage that slowed traffic to Caledon, the casino still managed to increase slot win per day by 12.9%.

Operating Revenue, Other for the six months ended June 30, 2005 was impacted by a 0.5 million Rand increase in points attributable to the conversion to cashless gaming in March 2005 and an increase in overall play.

The 1.3 million Rand reduction in hotel, food and beverage expenses results primarily from the elimination of the separate marketing staff, decreasing advertising and promotion costs for the hotel.

We have spent an additional 0.4 million Rand on legal, professional and accounting services when comparing the first six months of 2005 to the same period in 2004. The majority of the increase in cost is related to the implementation of the previously mentioned management agreements and the defense of the ongoing tax audit.

Fees paid by CCA to the Corporate and Other segment total 4.2 million Rand during the first six months of 2005. There were no fees paid during the first six months of 2004.

Cruise Ships

The Cruise Ships segment’s operating results for the three and six months ended June 30, 2005 and 2004 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$725	$791	$1,326	$1,204
Other (including promotional allowances)	50	42	102	67
Net operating revenue	775	833	1,428	1,271

Costs and Expenses
Casino	519	535	975	864
Depreciation	36	25	61	42
	555	560	1,036	906
Earnings from operations before income taxes	220	273	392	365
Income tax expense	7	8	12	11
Net Earnings	$213	$265	$380	$354

We experience fluctuations in the casino revenue generated on each cruise depending on the number and gaming quality of the players and passengers, and these fluctuations may be extreme.  In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule set by the cruise line.  As a result, revenues in our cruise ship segment may fluctuate significantly from period to period.

The Silver Cloud, a cruise ship operated by Silversea Cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. The casino is equipped with 42 slot machines and three gaming tables. The Nautica was taken out of service in November 2004 following the completion of its 2004 cruise schedule. We expect that the Nautica will resume operations in November 2005. The casino consession agreement with the Silver Shadow will terminate at the end of September 2005 and will not be renewed.

Concession fees paid to the ship operators, as discussed for the three- and six-month periods below, and staff costs which include the transportation cost to rotate personnel to and from the ships, are the most significant costs of operating the casinos aboard the ships. Staff costs have remained relatively stable in relation to the casino revenues generated.

Three Months Ended June 30, 2005 vs. 2004

For three months ended June 30, 2005, we operated casinos on a total of seven ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of eight ships during the same period in 2004. As a result, cruise ship revenue declined 7.0% for the three months ended June 30, 2005 as compared to the same period in 2004.

Concession fees paid to the ship operators in accordance with the agreements accounted for $0.3 million of the total casino expenses incurred for both periods.

Six Months Ended June 30, 2005 vs. 2004

In the first six months of 2005, we operated casinos on a total of seven ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of eight ships during the same period in 2004. As noted above, several of the cruise ships were inactive for periods of 2004. We cannot operate our casinos while the ships are in port. As a result, 2004 revenues were negatively impacted.

Concession fees paid to the ship operators in accordance with the agreements accounted for $0.6 million and $0.5 million of the total casino expenses incurred in the first six months ended June 30, 2005 and 2004, respectively.

Corporate & Other

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Other	$279	$10	$714	$37
Net operating revenue	279	10	714	37

Costs and Expenses
General and administrative	1,283	706	2,200	1,397
Property write-down and other write-offs, net of recoveries	-	-	(30)	-
Depreciation	21	5	24	13
	1,304	711	2,194	1,410
Loss (Earnings) from unconsolidated subsidiary	(12)	39	(109)	51
Loss from operations	(1,037)	(662)	(1,589)	(1,322)
Interest (expense), net	(520)	(297)	(862)	(622)
Other income, net	450	86	859	176
Non-operating items from unconsolidated subsidiary	(3)	(3)	(4)	(8)
Loss before income taxes and minority interest	(1,110)	(876)	(1,596)	(1,776)
Income tax benefit	590	349	983	704
Minority interest	100	(16)	106	(31)
Net Loss	$(420)	$(543)	$(507)	$(1,103)

Revenue in the corporate and other segment includes fees paid by the South African segment for services, which eliminate in consolidation. Additionally, this segment records fees paid by Casino Millennium under the technical services agreement we have with the owner of the Marriott Hotel.

General and administrative expenses have increased largely due to costs associated with new expansion projects, increases in corporate staffing and preliminary costs associated with Sarbanes-Oxley compliance. Compliance with the Sarbanes-Oxley Act has also resulted in increased auditing costs.

We increased our staffing levels in advance of our two new projects in order to effectively integrate these operations into our corporate structure. In addition, we have also increased staffing to better comply with the requirements of Sarbanes-Oxley.

Three Months Ended June 30, 2005 vs. 2004

The South African segment paid $0.3 million in fees to its parent company during the three month period.

As a result of additional staffing, compensation costs (included in general and administrative expenses) increased by $0.2 million for the three month period.

During the three-month period ended June 30, 2005, we incurred $0.2 million in non-recurring legal and consultancy fees for charges relating to SEC filings and Sarbanes-Oxley work.

In the second quarter of 2005, we began depreciating the non-operating casino property held in Nevada, as a result of our determiniation that the property could no longer be classified as held for sale, accounting for the increase in depreciation expense.

Six Months Ended June 30, 2005 vs. 2004

The South African segment paid $0.7 million in fees to its parent company during the six month period.

As a result of additional staffing, compensation costs (included in general and administrative expenses) increased by $0.3 million for the six month period.

During the six months ended June 30, 2005 we incurred $0.3 million in non-recurring legal and consultancy fees for charges relating to SEC filings and Sarbanes-Oxley work.

Casino Millennium’s results, reported as (loss) earnings from unconsolidated subsidiary, were significantly behind the prior year periods. The net operating revenue and net (loss) earnings decreased significantly, primarily as a result of a reduction in the guest count which is attributed to poor winter weather conditions in the first part of the year. Low hold percentages, particularly in the live games, have had a negative impact on their results.

    The significant increase in other income, net relates to the interest earned on debt between the South African segment and its parent company (which is included as a part of the Corporate and Other segment). The related loan agreement went into effect in the third quarter of 2004. This interest earned eliminates against the interest expense included in the South African segment; consequently there is no effect on the consolidated net income.

    The change in minority interest reflects the pre-opening losses incurred by the Central City, Colorado and Edmonton segments assigned to the minority partn

Central City, Colorado

We are developing a casino and hotel project in Central City, Colorado. The proposed $40 million development includes a 60,000 square foot casino and back of house with 625 slot machines, six table games, 26 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We have also entered into a long-term agreement to manage the facility upon completion and licensing. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing and licensing by the Colorado Division of Gaming. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. The Company is currently licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. Our current expectation is that we will complete construction during the third quarter of 2006.

We awarded partial construction contracts in April 2005. Work has commenced on the underground utility work and for the demolition, foundation, shoring and sub floor construction for the casino.

For the three and six months ending June 30, 2005, we incurred $43 thousand and $64 thousand dollars in pre-opening expenses, respectively, which are included in general and administrative expenses.

Edmonton, Canada

We are developing a casino and hotel project in Edmonton, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 40-room hotel. The Company expects the project to cost approximately $25.2 million ($30.8 million Canadian). Completion of this project is subject to obtaining acceptable project financing, although we have commenced initial construction. We expect construction to take approximately 14 months from finalization of funding arrangements. Upon completion of construction, Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission (“AGLC”). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility if a gaming license is awarded.

We issued a letter of commitment totaling $3.9 million Canadian in May 2005 and work immediately began on the construction of the underground parking facility and other site development. In July 2005 we signed an additional letter of commitment totaling $2.0 million Canadian for completion of the underground parking facility and for material orders needed for the timely construction of the framework of the casino.

For the three and six months ending June 30, 2005, we incurred $58 thousand and $90 thousand dollars in pre-opening expenses, respectively, which are included in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5.8 million plus restricted cash of $0.6 million at June 30, 2005, and the Company had working capital (current assets minus current liabilities) of $0.6 million. Additional liquidity may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which the Company had an original commitment of $26 million (currently $20.9 million net of the quarterly reduction) and unused borrowing capacity of approximately $4.4 million at June 30, 2005. The maturity date of the borrowing commitment is August 2007. The available balance will be reduced by $0.3 million each of the quarters beginning July 1, 2005 and October 1, 2005, further reduced by $0.6 million each of the quarters beginning January 1, 2006 and April 1, 2006, and then further reduced by $0.72 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. Borrowings under the credit facility may be used for various business projects and investments.

For the six months ended June 30, 2005, cash provided by operating activities was $1.4 million compared with $2.9 million in the prior-year period. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operation by segment.

Cash used in investing activities of $4.7 million for the first six months of 2005 consisted of a $2.4 million contribution by us towards our investment in Century Resorts Alberta Inc., less $1.6 million in net cash acquired, $0.3 million in property and equipment additions at Womacks, $0.8 million in property and equipment additions at Caledon, South Africa, $0.2 million in expenditures to upgrade some of the cruise ships with Ticket-out slot machines, $1.4 million towards construction in Central City, Colorado, and $1.3 million in additional expenditures towards construction of the property in Edmonton, Canada, less $0.1 million in proceeds from the disposition of property. Cash used in investing activities of $2.3 million for the first six months of 2004 included $0.2 million towards the upgrade of the slot accounting system and $1.2 million towards new slot games at Womacks; $0.6 million in improvements to the property in Caledon, South Africa; and $0.2 million in expenditures to outfit the cruise ships.

Cash provided by financing activities of $1.4 million for the first six months of 2005 consisted of net borrowings of $0.8 million under the RCF with Wells Fargo, net borrowings of $1.6 million under the credit facility with Colorado Business Bank, $74 thousand in proceeds from the exercise of stock options and $0.01 in other borrowings, less net repayments of $0.9 million under the Caledon loan agreement we have entered into with ABSA, and other net repayments of $0.3 million. Cash used in financing activities of $1.4 million for the first six months of 2004 consisted of net repayments of $0.3 million under the RCF with Wells Fargo, net repayments of $0.7 million under the loan agreement with ABSA and repayment of $0.4 million to a founding shareholder.

The Company’s Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. During the first six months of 2005, the Company did not purchase any shares of its common stock on the open market. Since the inception of the program through June 30, 2005, the Company has repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of the Central City, Colorado project. As of June 30, 2005, $1.6 million of principal is outstanding. Under the terms of the agreement, the loan will mature on October 4, 2005 at which time the principal is due with interest calculated at prime plus 0.5%. The note is secured by the existing property and improvements and by commercial guarantees provided by the Company and Tollgate Venture LLC.

The primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at June 30, 2005, together with expected cash flows from operations and borrowing capacity under the Wells Fargo RCF, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time the Company expects to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties.

Subsequent to June 30, 2005, we obtained a non-binding letter of intent to provide approximately $35.0 million in additional financing. On August 2, 2005 we secured $4.5 million in funding from a private lender which bears interest at a rate of 16.7% per annum and matures in August 2007. In exchange for the funds, the Company has pledged all the outstanding stock of CTI and its equity interest in CTL. Proceeds from these borrowings will be used towards the development of the previously mentioned casino in Central City, Colorado.

In July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50 million in aggregate issue price of securities, preferred stock, debt securities and depository certificates.
Critical Accounting Policies

We believe the following material accounting policies are the most critical to an investor’s understanding of the Company’s financial results and condition and/or require complex management judgment.

Goodwill and Other Intangible Assets - Our goodwill results from the acquisitions of casino and hotel operations and represents excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. We have completed our assessment of goodwill and other intangibles with indefinite lives for impairment at December 31, 2004 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units. For reporting units with goodwill and/or intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We will continue to assess goodwill and other intangibles with indefinite lives for impairment at least annually hereafter. We will also continue to assess the propriety of our assignment of indefinite useful lives to intangible assets through analysis of all pertinent factors used in making such estimates. As of June 30, 2005, our assets included goodwill of approximately $8.6 million and casino licenses of approximately $1.8 million.

Property and Equipment - At June 30, 2005, we had property and equipment totaling $51.0 million, representing 72% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets and our current operating expectations. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. We capitalize the cost of property and equipment that is contributed in a business combination at the fair value of the assets that are contributed. Capital assets contributed by our minority interest partner in CC Tollgate LLC were recorded at estimated fair value based on an appraisal at the time of the contribution. Appraisals, by their nature, involve estimations and judgment.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at June 30, 2005. Actual results may differ materially.

Interest Rate Sensitivity

We are subject to interest rate risk on the outstanding borrowing under our credit facility with Wells Fargo Bank. Interest on amounts outstanding under the credit facility is variable and is computed on a base interest rate we select. Accordingly, interest on outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR index charges.

In order to minimize the risk of increases in the prime rate or LIBOR, we have entered into interest-rate swap agreements from time to time. In May 2000, we entered into a five-year interest rate swap agreement which matures on July 1, 2005 on $4.0 million notional amount of debt under the credit facility, whereby we pay a fixed rate of 7.95% and receives a LIBOR-based floating rate, reset quarterly based on the three-month LIBOR rate. Generally, the swap arrangement is advantageous to us to the extent that interest rates increase in the future and disadvantageous to the extent that they decrease. Therefore, by entering into the interest rate swap agreements, we have a cash flow risk when interest rates drop. In an environment of falling interest rates, the swap agreements are disadvantageous. Without the swap agreements the weighted-average interest rate on the credit facility for the three months ended June 30, 2005 and 2004 would have been 5.85% and 4.13%, respectively and for the six months ended June 30, 2005 and 2004 would have been 5.49% and 4.34%. The $4.0 million swap agreement that we entered into in May 2000 expired on July 1, 2005. We have not entered into any new swap agreements subsequent to June 30, 2005.

We are also subject to interest rate risk on the outstanding borrowing with Colorado Business Bank. Interest on amounts outstanding under this credit agreement is variable and is subject to fluctuations in the prime interest rate.

Foreign Currency Exchange Risk

A total of 46.1% of our net operating revenues for the six months ended June 30, 2005 was derived from our South African operations and principally denominated in South African Rand. A total of 45.1% of our expenses for the six months ended June 30, 2005 were paid in currencies other than US dollars of which 42.9% was paid in South African Rand, 0.6% was paid in Canadian dollars and 1.6% was paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increase our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officers, Senior Vice-President and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(2) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective with the exception of the material weakness relating to internal control over the recording of fixed assets in our South African operating subsidiary as discussed hereafter.

Changes in Internal Control Over Financial Reporting - In conjunction with the 2004 audit, our independent registered public accounting firm notified us that they had identified matters involving internal control over financial reporting and its operation that they consider to be a material weakness. These matters relate to the controls over the recording of fixed assets in our South African operating subsidiary. The lack of a substantive policy on the capitalization of fixed assets and a deficiency in our internal review process as it relates to the South African operation were the reasons attributed to the failure in detecting this weakness.

We are in the process of developing a complete plan to remediate the identified material weakness in our internal controls over financial reporting. We have instituted a series of policies to improve the control over the capital asset activity in South Africa and have completed a physical inventory of the same.. We have also instituted changes to the authorization and approval processes by which entries are recorded to the financial statements. Subject to a review by an independent third party in conjunction with our SOX 404 compliance work, we believe that these changes, as of June 30, 2005 have materially improved, or are reasonably likely to materially improve, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Risks Regarding Controls and Procedures - In addition to remedying the identified material weakness in our internal control over financial reporting discussed above, we are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which is applicable to us for our fiscal year ending December 31, 2005 as a result of our classification as an accelerated filer based on the market value of our outstanding common stock held by non-affiliates exceeding $75 million as of June 30, 2005.  On that date, the market value of our outstanding common stock held by non-affiliates was approximately $85 million.  We are exposed to increased costs and risks associated with complying with these requirements, and we will need to spend management time and internal and external resources to document and test our internal controls in anticipation of Section 404 reporting requirements.

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

Items 2 to 3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of the stockholders of the Company was held on June 17, 2005. At the annual meeting there were two proposals submitted to a vote.

In the first proposal, one Class II director, Peter Hoetzinger, was re-elected to the Board for a three year term. On this proposal the votes were: 10,150,714 for, and 2,494,156 withheld. The terms of Robert S. Eichberg, Dinah Corbachi, Erwin Haitzmann and Gottfried Schellmann as directors continued after the meeting.

In the second proposal, the Company’s 2005 equity incentive plan was approved. On this proposal the votes were: 5,255,102 for, 4,829,676 against, 9,415 abstained and 2,550,677 not voted.

Item 5 - None

Item 6. - Exhibits

(a) Exhibits - The following exhibits are filed herewith:

10.148  Promissory Note and Business Loan Agreement between Tollgate LLC and Colorado Business Bank dated April 8, 2005, and associate commercial guarantees provided by Century Casinos, Inc. (incorporated by reference to Current Report on Form 8-K filed on April 15, 2005.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
         Chairman of the Board and Co Chief Executive Officer.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                  Vice-Chairman, Co Chief Executive Officer and President.

31.3  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                  Senior Vice President.

31.4  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                  Chief Accounting Officer.

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  Chairman of the Board and Co Chief Executive Officer.

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  Vice-Chairman, Co Chief Executive Officer and President.

32.3  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  Senior Vice President.

32.4  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                  Chief Accounting Officer.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel

___________________________

Larry Hannappel

Senior Vice President (Principal Financial Officer)

Date: August 4, 2005

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document

10.148 Promissory Note and Business Loan Agreement between Tollgate LLC and Colorado Business Bank dated April 8, 2005, and associated commercial guarantee provided by Century Casinos, Inc. (incorporated by reference to Current Report on Form 8-K filed on April 15, 2005.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Chairman of the Board and Co Chief Executive Officer.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Vice-Chairman, Co Chief Executive Officer and President.

31.3  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Senior Vice President.

31.4  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Chief Accounting Officer.

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

Chairman of the Board and Co Chief Executive Officer.

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

Vice-Chairman, Co Chief Executive Officer and President.

32.3  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

Senior Vice President.

32.3  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

Chief Accounting Officer.