Form 10-Q
period 2005-11-03
CENTURY CASINOS INC /CO/
filed 2005-11-04
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission file number 0-22290
CENTURY CASINOS, INC. (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	84-1271317 (I.R.S. Employer Identification No.)
1263 Lake Plaza Drive Suite A, Colorado Springs, Colorado 80906 (Address of principal executive offices) (Zip Code)
(719) 527-8300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_X_ No __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common stock, $0.01 par value, 22,380,567 outstanding as of November 3, 2005.

--1--

CENTURY CASINOS, INC.
FORM 10-Q

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Amounts in thousands, except for share information	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$17,686	$8,411
Restricted cash	-	706
Receivables, net	293	193
Prepaid expenses	828	437
Inventories	175	215
Other current assets	27	28
Deferred income taxes - domestic	692	97
- foreign	154	88
Total current assets	19,855	10,175

Property and Equipment, net	57,838	48,629
Goodwill, net	8,670	8,845
Casino Licences	1,936	2,157
Deferred Income Taxes - foreign	240	207
Equity Investment in Unconsolidated Subsidiary	-	116
Other Assets	1,450	1,075
Total	$89,989	$71,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,867	$2,534
Accounts payable and accrued liabilities	4,503	3,548
Accrued payroll	1,160	1,372
Taxes payable	928	711
Other	-	102
Total current liabilities	11,458	8,267

Long-Term Debt, less current portion	28,821	17,970
Other Non-current Liabilities	123	-
Deferred Tax Liability - domestic	211	234
Minority Interest	5,677	4,354
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
15,435,776 and 14,485,776 shares issued, respectively;
15,247,900 and 13,694,900 shares outstanding, respectively	154	145
Additional paid-in capital	22,455	21,528
Accumulated other comprehensive earnings	2,808	4,597
Retained earnings	18,707	15,910
	44,124	42,180
Treasury stock - 187,876 and 790,876 shares at cost, respectively	(425)	(1,801)
Total shareholders’ equity	43,699	40,379
Total	$89,989	$71,204

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Amounts in thousands, except for share information	2005	2004	2005	2004
Operating Revenue:
Casino	$9,784	$9,349	$27,572	$26,223
Hotel, food and beverage	1,242	1,258	3,411	3,197
Other	186	271	557	577
	11,212	10,878	31,540	29,997
Less promotional allowances	1,182	1,202	3,374	3,309
Net operating revenue	10,030	9,676	28,166	26,688

Operating Costs and Expenses:
Casino	3,749	3,655	10,751	10,128
Hotel, food and beverage	729	843	2,084	2,245
General and administrative	2,760	2,299	8,235	6,505
Property write-downs and other write-offs, net of recoveries	-	-	(30)	-
Depreciation	847	732	2,637	2,114

Total operating costs and expenses	8,085	7,529	23,677	20,992

(Loss) earnings from unconsolidated subsidiary	-	(45)	(109)	6
Earnings from Operations	1,945	2,102	4,380	5,702
Non-Operating Income (Expense):
Interest income	34	37	122	128
Interest expense	(471)	(389)	(1,439)	(1,201)
Early debt repayment expense	(181)	-	(181)	-
Other (expense) income, net	(3)	-	2	1
Non-operating items from unconsolidated subsidiary	-	6	(4)	(2)
Non-operating expense, net	(621)	(346)	(1,500)	(1,074)
Earnings before Income Taxes and Minority Interest	1,324	1,756	2,880	4,628
Provision for income taxes	492	498	638	1,288
Earnings before Minority Interest	832	1,258	2,242	3,340
Minority interest in subsidiary losses (earnings)	449	(25)	555	(56)
Net Earnings	$1,281	$1,233	$2,797	$3,284

Earnings Per Share:
Basic	$0.09	$0.09	$0.20	$0.24
Diluted	$0.08	$0.08	$0.17	$0.21

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For The Three Months Ended September 30,

Amounts in thousands	2005	2004

Net Earnings	$1,281	$1,233
Foreign currency translation adjustments	1,087	(573)
Change in fair value of interest rate swaps, net of income taxes	31	35
Comprehensive Earnings	$2,399	$695

	For The Nine Months Ended September 30,

Amounts in thousands	2005	2004

Net Earnings	$2,797	$3,284
Foreign currency translation adjustments	(1,853)	441
Change in fair value of interest rate swaps, net of income taxes	64	126
Comprehensive Earnings	$1,008	$3,851

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine Months Ended September 30,

Amounts in thousands	2005	2004

Cash Flows from Operating Activities:
Net earnings	$2,797	$3,284

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,637	2,114
Amortization of deferred financing costs	128	61
Deferred tax expense	(806)	6
Minority interest in subsidiary (losses) earnings	(555)	56
Loss (Earnings) from unconsolidated subsidiary	113	(4)
Gain on disposition of real estate option and other assets	(55)	(35)
Other	-	7

Changes in operating assets and liabilities:
Receivables	(154)	(130)
Prepaid expenses and other assets	(486)	(365)
Accounts payable and accrued liabilities	1,405	332
Accrued payroll	(177)	144
Taxes payable	258	287

Net cash provided by operating activities	5,105	5,757

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,655)	(3,676)
Cash contribution of $2,432 towards interest in subsidiary, less net cash acquired of $1,679	(753)	-
Proceeds from disposition of assets	101	206

Net cash used in investing activities	(11,307)	(3,470)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
Amounts in thousands	2005	2004
Cash Flows from Financing Activities:
Proceeds from borrowings	$45,625	$21,763
Principal repayments	(32,067)	(23,883)
Deferred financing charges	(455)	-
Decrease in restricted cash	604	-
Proceeds from exercise of options	2,313	2

Net cash provided by (used in) financing activities	16,020	(2,118)

Effect of exchange rate changes on cash	(543)	63

Increase in Cash and Cash Equivalents	9,275	232

Cash and Cash Equivalents at Beginning of Period	8,411	4,729

Cash and Cash Equivalents at End of Period	$17,686	$4,961

Supplemental Disclosure of Noncash Financing Activities:
On February 24, 2005, our wholly owned subsidiary, Century Resorts International Limited, purchased a 56.4% (56.4 shares) equity interest in Century Resorts Alberta, Inc. for the purpose of operating the proposed Celebration Casino and Hotel by contributing $2.4 million in cash to Century Resorts Alberta, Inc. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of assets acquired	$2,631
Cash paid, net of $1,679 in cash acquired	(753)
Liabilities assumed	$1,878

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. Century Resorts Alberta Inc. is a new entity and pro forma information is not applicable.

In January 2004, the Company, through its wholly owned subsidiary Century Casinos Europe GmbH (“CCE”), purchased an additional 40% interest in Casino Millennium (“CM”), bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.6 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CCE on a cost basis in Euro and had a value of $0.3 million on January 3, 2004, brought the Company’s total investment in CM to $0.9 million, of which $0.3 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM of $0.6 million has been recorded as goodwill.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Nine Months Ended September 30,
	2005	2004
Interest paid	$1,462	$1,129
Income taxes paid	$716	$481

See notes to condensed consolidated financial statements.

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international gaming company. We own and/or manage casino operations in the United States, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position:

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Resorts Limited	CRL	CCI	96.5%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Blue Bells Country Club (Pty) Ltd.	BBC	CCA	100%
Blue Crane Signature Golf Estates (Pty) Ltd.	BCS	CCA	100%
Century Casinos West Rand (Pty) Ltd. (Dormant)	CCWR	CCA	55%
Rhino Resort Ltd. (Dormant)	RRL	CCA	50%
Century Resorts International Limited	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	56.4%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Iowa, Inc. (Dormant)	CIA	CCI	100%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Nevada, Inc. (Dormant)	CCN	CCI	100%
Century Casinos Europe GmbH (formerly Century Management u. Beteiligungs GmbH)	CCE	CCI	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino and Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. CCI owns 96.5% of CRL. Certain officers of the Company and their respective family trusts own the remaining 3.5% of CRL. CCAL, which is the primary operating unit of CRL, owns and operates The Caledon Hotel, Spa and Casino (“Caledon”) near Cape Town, South Africa.

--8--

CRI serves as concessionaire of small casinos on luxury cruise vessels and provides technical casino services to Casino Millennium, a casino located within a five-star hotel in Prague, Czech Republic. CRI owns 56.4% of CRA which was formed in conjunction with the development of the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. CRI has entered into casino services agreements and/or executive management agreements for which it earns a fee with other subsidiaries of CCI.

CTI has a 65% controlling interest in CC Tollgate LLC, which was formed to develop and operate a casino and hotel in Central City, Colorado.

CCM provided technical casino services to Casino Millennium and provides management services to CC Tollgate LLC. The technical services agreement with Casino Millennium was assigned to CRI in October 2003, but CCM is still collecting fees that were earned prior to that time, which remain unpaid.

CCE has a 50% equity interest in Casino Millennium. CCE’s portion of Casino Millennium’s earnings and losses are reported as earnings (loss) from unconsolidated subsidiary in our consolidated statements of earnings and cash flows. CCE also provides administrative support for CCI executive management in Europe.

We regularly pursue additional gaming opportunities internationally and in the United States, and are currently pursuing the following opportunities:

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, CTI, entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $48.7 million development is planned to include a 60,000 square foot casino and back of house with slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. We contributed $3.5 million cash equity to the project through CTI in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options ($5.7 million net of mortgages) for a 35% interest. Of the $48.7 million in overall project costs, $3.5 million were originally contributed by us, $39.5 million will be financed externally, and the balance of $5.7 million is the net value of the minority partner’s contribution in kind. CCM has entered into a Casino Services Agreement to manage the property once the project is operational. We are in the process of closing on project financing with Wells Fargo Bank and obtaining licensing from the Colorado Division of Gaming. On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5 million to finance the predevelopment construction costs associated with the development in Central City, Colorado. The Company expects to repay the debt from the proceeds of the pending loan agreement with Wells Fargo Bank. On August 2, 2005, we secured $4.5 million in additional funding from a private investor (See Note 6 for additional information). On September 23, 2005, the Company obtained a letter of commitment from Wells Fargo Bank to provide approximately $35.0 million in project financing.

Edmonton - On February 24, 2005, through our wholly owned subsidiary, CRI, we acquired a 56.4% interest in CRA for approximately $2.4 million. Our local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. CRA plans to develop the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. The $26.7 million ($31.3 million Canadian) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $26.7 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.2 million ($20 million Canadian) will be financed through external financing, $5.2 million ($6.0 million Canadian) will be provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the minority partner’s contribution in kind.

--9--

On September 23, 2005, CRA agreed to the terms of a $20.0 million Canadian ($17.2 million) credit facility with Canadian Western Bank (“CWB”) for the development of the casino property (See Note 6 for additional information). On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility.

Newcastle, South Africa - In June 2005, CCA entered into a letter of intent for the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd., which owns the Monte Vista Casino in Newcastle, South Africa. The current casino is a temporary facility that has 200 slot machines and seven gaming tables. A new permanent facility is proposed to be constructed in 2006. The initial gaming mix in the permanent facility is expected to be 220 slot machines and nine gaming tables. CCA is in the process of completing a definitive agreement with the sellers of the interest. The purchase price would be 57,500,000 Rand ($9.0 million), subject to adjustment (but not to exceed a total purchase price of 60,000,000 Rand or $9.5 million) based primarily on casino revenue in the first 12 months of operation of the new permanent facility. The agreement will contain significant conditions to closing, including gaming and other regulatory approvals, and assuming that all sellers agree to and approve the transaction, we would not expect closing to occur until at least the first quarter of 2006.

Johannesburg - In December 2004, CCI entered into agreements to sell a portion of its interest in a project in Gauteng, South Africa that we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase our remaining interests in the Gauteng project. CCI received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million, or 3.0 million Rand, repayable in six equal installments with interest. We have, therefore, recognized net proceeds of $1.2 million, or 7.0 million Rand, in the transaction. The exercise price of the purchase option granted to Silverstar and the Akani group totals approximately $6.8 million, or 40.3 million Rand. Exercisability of the purchase option is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. The outcome of these approvals is unknown at this time.

Franklin County, Iowa - On May 11, 2005, the Company announced that it was not awarded a license by the Iowa Gaming and Racing Commission to develop and operate the proposed Landmark Casino and Hotel project in Franklin County, Iowa. The Company has written off approximately $0.2 million related to this project.

*****
Presentation of Foreign Currency Amounts - Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods. Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred. The exchange rates used to translate balances at the end of the reported periods are as follows:

--10--

	September 30, 2005	December 31, 2004	September 30, 2004
South African Rand	6.3518	5.6640	6.4749
Euros	0.8292	0.7388	0.8050
Czech Koruna	24.5220	22.4640	25.4310
Canadian Dollars	1.1611	1.2036	1.2639

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This eliminates the exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our financial position, results of operations or cash flows.

--11--

In December 2004, FASB issued SFAS No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in the recognition of no compensation cost by us. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, or in our case the fiscal year beginning January 1, 2006. We are currently assessing the valuation options allowed under SFAS 123R. We have not yet determined the impact of applying its various provisions; however, based on our current outstanding options, we believe the impact on earnings will be significant.
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

Our original stock-based employee compensation plan expired in April 2004. The original plan continues to be administered for previously issued and outstanding options. There are 1,951,210 outstanding options to employees as of September 30, 2005.

Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting on June 17, 2005. The 2005 Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible employees through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an employee to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. No options have been granted under the 2005 Plan.

All options granted under the original plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

--12--

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amounts in thousands, except for share information		2005	2004	2005	2004
Net earnings, as reported		$1,281	$1,233	$2,796	$3,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127	269	381	808
Pro forma net earnings		$1,154	$964	$2,415	$2,476

Earnings per share
Basic	As reported	$0.09	$0.09	$0.20	$0.24
	Pro forma	$0.08	$0.07	$0.17	$0.18

Diluted	As reported	$0.08	$0.08	$0.17	$0.21
	Pro forma	$0.07	$0.06	$0.15	$0.16

--13--

4.     EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We have a 50% ownership in Casino Millennium (“CM”) and we account for this investment under the equity method.

Following is the summarized unaudited financial information of CM as of and for the three and nine months ended September 30, 2005 and 2004:

Amounts in thousands	As of September 30,	As of December 31,
	2005	2004
Balance Sheet:
Current assets	$1,352	$841
Noncurrent assets	$898	$935
Current liabilities	$476	$104
Noncurrent liabilities	$1,477	$1,191
	For the Three Months Ended September 30,
	2005	2004
Operating Results:
Net operating revenue	$527	$501
Net loss (1)(2)	$(66)	$(76)
	For the Nine Months Ended September 30,
	2005	2004
Operating Results:
Net operating revenue	$1,472	$1,722
Net (loss) earnings (1)(2)	$(323)	$6

(1)
After expensing casino services fees to the Company. Casino services fees paid during the three months ended September 30, 2005 and 2004 were less than $0.1 million in each period, and for the nine months ended September 30, 2005 and 2004 were less than $0.1 million and $0.1 million, respectively.

(2)
Under the equity method of accounting, when an investor’s net investment is reduced to zero, the investor should not provide for additional losses unless the investor has guaranteed the obligations of the investee. The Company has not provided this guarantee to Casino Millennium. Accordingly, the Company has only recorded its portion of the loss that reduced its net investment to zero.

An explanation of Casino Millennium’s results is included in Management’s Discussion and Analysis of Financial Condition and Results of Operation for Corporate and Other.

FIN 46(R), “Consolidation of Variable Interest Entities”, addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. We adopted FIN 46(R) on January 1, 2004. We determined that CM is a variable interest entity as defined by FIN 46(R). We also determined that we are not the primary beneficiary as defined by FIN 46(R) and have, therefore, accounted for our 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, we have recognized the difference between the investment and the underlying equity as goodwill and reported our percentage of the earnings in CM as (loss) earnings from unconsolidated subsidiary.

--14--

The Company’s estimated maximum exposure to losses from CM consists of the following:

Amounts in thousands	As of
September 30, 2005
Goodwill	$538
Note receivable	246
Other receivables	200
Total	$984

5.     GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 are as follows:

Amounts in thousands	Cripple Creek, CO	South Africa	Corp & Other	Total
Balance as of December 31, 2004	$7,232	$1,009	$604	$8,845
Effect of foreign currency translation	-	(109)	(66)	(175)
Balance as of September 30, 2005	$7,232	$900	$538	$8,670

6.     LONG-TERM DEBT

The principal balance outstanding under the Wells Fargo Bank Revolving Line of Credit Facility (“RCF”) as of September 30, 2005 was $15.4 million compared to $15.7 million at December 31, 2004. The amount available under the RCF as of September 30, 2005 was $5.2 million, net of amounts outstanding as of that date, and $5.3 million at December 31, 2004. The loan agreement includes certain restrictive covenants on financial ratios of WMCK. The interest rate at September 30, 2005 was 6.5% for $14.0 million outstanding under LIBOR based provisions of the loan agreement. The remaining balance of the outstanding debt is subject to interest under the prime based provisions of the loan agreement at a rate of 7.0%. In October 2004, an amendment to the RCF changed the aggregate commitment reduction schedule under the RCF. The available balance under the RCF was reduced by $0.3 million for the quarter beginning July 1, 2005. It will be reduced by an additional $0.3 million for the quarter beginning October 1, 2005, by $0.6 million for two quarters beginning January 1, 2006, and finally by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. The RCF was further amended on September 23, 2005 to enable the Company to guarantee the debt of its subsidiaries and enter into a management agreement with WMCK, subject to certain limitations. In addition, as part of the amendment, the Company agreed to a revised definition of EBITDA (Earnings before interest, taxes, depreciation and amortization) and to maintain a maximum leverage ratio no greater than 3.00 to 1.00 as of the quarter ending September 30, 2005, decreasing, as scheduled in the amendment, to 2.00 to 1.00 as of the quarter ending June 30, 2007 until the RCF terminates. The Company was in compliance with the bank covenants as of September 30, 2005 and December 31, 2004 with the following exception. At September 30, 2005, the Company did not meet the total fixed cost coverage (“TFCC”) and interest coverage covenants. These ratios are affected by the trailing twelve month cash distributions to CCI. In the fourth quarter of 2004, $3.7 million was distributed to CCI to fund the Company’s investment in Central City, Colorado. Wells Fargo Bank waived both covenants for the quarter ended September 30, 2005. The Company was in compliance with all covenants for the previous quarters in 2005. The $3.7 million distribution will not impact the calculations in the fourth quarter of 2005.

The fair value of the Company’s interest rate swap derivatives on December 31, 2004 was $0.1 million and is reported in current liabilities, other in the condensed consolidated balance sheets. The swap agreement expired on July 1, 2005. The effective portion on the interest rate swaps, net of deferred income tax expense, for the first nine months of 2005, has been reported in accumulated other comprehensive earnings in the shareholders’ equity section of the accompanying September 30, 2005 condensed consolidated balance sheet. Net additional interest expense to the Company under the swap agreements was $0.1 million for the three months ended September 30, 2004, and was $0.1 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

--15--

Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the RCF was 7.0% and 6.8% for the three months ended September 30, 2005 and 2004, respectively, and 6.9% and 6.8% for the nine months ended September 30, 2005 and 2004, respectively. We have not entered into any new swap agreements as of November 3, 2005.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of a casino in Central City, Colorado. Under the amended terms of the agreement, the loan will mature on January 4, 2006 at which time the principal is due with interest calculated at prime plus 0.5%. The prime rate on September 30, 2005 was 6.75%. The note is secured by the existing property and improvements and by commercial guarantees provided by CCI and Tollgate Venture LLC, the minority interest holder in CC Tollgate LLC. As of September 30, 2005, $3.1 million of principal is outstanding and is classified as current in the accompanying September 30, 2005 condensed consolidated balance sheet.

Unsecured notes payable, in the amount of $1.1 million, as of September 30, 2005 and December 31, 2004, to Tollgate Venture LLC are payable contingent based on the opening date of the casino in Central City, Colorado. $0.5 million is payable one year from the opening date of the casino, with the remaining $0.5 million due six months later. The note bears interest at an 8% rate and is classified as long-term in the accompanying condensed consolidated balance sheets. An additional $0.1 million, non-interest bearing note is payable on the opening date of the casino and is also classified as long-term as of September 30, 2005.

    On August 2, 2005, we secured $4.5 million in funding from a private lender which bears interest at a rate of 16.7% per annum and matures in August 2007. In exchange for the funds, CCI pledged all the outstanding stock of CTI and its equity interest in CTL. Principal and interest payments are not required until maturity. Proceeds from this borrowing were used towards the development of the casino in Central City, Colorado. As of September 30, 2005, $4.5 million of principal interest was outstanding and classified as long-term in the accompanying September 30, 2005 condensed consolidated balance sheet. On October 21, 2005, the Company repaid the $4.5 million, plus accrued interest, without penalty.

On August 26, 2005, CCAL received a 60.0 million Rand, approximately $9.4 million, term loan from Nedbank Limited (“Nedbank”). In connection with the loan, CCAL and Nedbank entered into a loan agreement specifying the terms of the loan. Pursuant to the loan agreement, monthly principal and interest installment payments of 1.3 million Rand ($0.2 million) are due on the first day of each month. The loan matures on January 9, 2010, at which time any outstanding principal and interest will be due. The term loan bears interest at South Africa’s prime interest rate, 10.5% as of September 30, 2005, minus 1.5% and is secured by 10.0 million Rand ($1.6 million) of CCAL’s assets and 100% of the issued share capital of CCAL. CCAL has the option to prepay the loan, without penalty, upon 90 days written notice. CCAL used 13.7 million Rand, or $2.1 million, from this financing to retire the existing ABSA Bank loan. The retirement of this loan resulted in a non-operating charge of 1.2 million Rand, or $0.2 million, related to early termination penalties. In addition, on September 1, 2005, CCAL used 44.1 million Rand, or approximately $6.9 million, to repay existing shareholder debt. CCAL plans to use the remaining proceeds of the loan to provide additional working capital for and fund the expansion of the Caledon Casino. As of September 30, 2005, $9.4 million of principal is outstanding, of which $7.7 million is considered long-term in the accompanying September 30, 2005 condensed consolidated balance sheet.

On September 23, 2005, CRA agreed to the terms of a $20.0 million Canadian (approximately $17.1 million) credit facility with Canadian Western Bank (“CWB”) for the development of the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. The credit facility is subject to certain closing conditions, one of which includes a total equity requirement of

--16--

$11.3 million Canadian. The credit facility is initially structured as a construction loan maturing on the earlier of 18 months from the initial construction draw or the receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, CWB will issue a term loan to CRA, maturing within one to five years at CRA’s election. Proceeds from the term loan will be used to pay the outstanding balance of the construction loan. The construction loan bears interest at 1.25% per annum above CWB’s Prime Lending Rate (currently 4.5%), payable on the first day of each month. No principal payments are required on the construction loan. The interest rate on the term loan will be based on the maturity date selected by CRA. As of September 30, 2005, interest rates ranged from 5.55% to 6.20%, depending on the length of maturity selected. Monthly principal and interest payments on the term loan are based on a 10-year amortization, payable on the first day of each month. The loan facility is secured by the assets of CRA and guaranteed by the Company. CRA has the option to prepay the construction loan without penalty. CRA may elect to prepay up to 10% of the original principal amount of the term loan annually without penalty or bonus; prepayment of any additional amounts is subject to three months interest at the fixed interest rate. Participation requirements totaling $11.3 million Canadian, including equity, shareholder loans and working capital, must be fulfilled prior to the first construction draw. As of September 30, 2005, an additional $5.2 million Canadian ($4.5 million) must be provided before we can draw on the construction loan. The Company expects this requirement to be met from funds that are currently on hand.

The remaining $0.2 million of long-term debt as of December 31, 2004 consists of capital leases.

The consolidated weighted average interest rate on all borrowings was 8.7% and 9.2% for the nine months ended September 30, 2005 and 2004, respectively.

On September 23, 2005, Wells Fargo Gaming Capital, a funding unit of Wells Fargo Bank, National Association, advised CC Tollgate LLC via a letter of commitment that it was prepared to provide $35 million in financing for the casino and hotel project in Central City, Colorado. Wells Fargo has informed the Company that it has successfully formed a syndicate of institutional lenders and has procured commitments from such lenders to fully syndicate a $32.5 million construction loan and $2.5 million revolving line of credit. Closing of the $35 million loan agreement from Wells Fargo is still subject to the finalization of loan documentation and satisfaction of other closing conditions. The interest rate on the construction loan and the revolving credit facility will be the greater of 8.5% or the bank’s prime rate plus 4% (which as of the date of the commitment letter is 7.0%) and a service fee of 0.5%. After completion of construction, the facility converts into a five year term loan, at the stated interest rate and the outstanding balance is subject to a service fee. The bank requires the customary security documentation, construction cost analysis, guaranteed maximum price contracts for each general contractor (which have been negotiated) and subordination agreements with the partners restricting the payment of fees and loans to the project. A facility fee of approximately $1.0 million will be payable regardless of whether the credit facility closes, unless the failure to close is caused by Wells Fargo or by one or more of the lenders. Proceeds from this financing will be used to pay for construction cost on our project in Central City, Colorado.

--17--

7.     SHAREHOLDERS’ EQUITY

In July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50 million in aggregate issue price of common stock, preferred stock, debt securities and depository certificates. In October 2005, under this shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depository Certificates (“ADCs”), through our underwriter, to retail and institutional investors in the Republic of Austria and to institutional investors in Europe outside of the Republic of Austria. Each ADC, which is traded on the Vienna Stock Exchange, is equivalent to one share of our common stock. Each holder of an ADC is entitled to all the rights and preferences of, and subject to all of the limitations of, the underlying share of common stock represented by the ADC (including dividend, voting, redemption and liquidation rights and preferences). The number of ADCs and rights of the ADC holders associated with the ADCs held by such persons are evidenced in a modifiable global certificate which is issued and held in safe custody by the Oesterreichische Kontrollbank Aktiengesellschaft. The ADCs are subject to the laws of the Republic of Austria. The shares of our common stock represented by the ADCs are issued under the Delaware General Corporation Law. Therefore, the corporate legal matters related to our shares of common stock underlying the ADCs are governed by Delaware law. Net proceeds from this issuance were approximately $47 million.

The Company has not purchased any shares of the Company’s common stock on the open market in 2005. We issued 60,000 and 543,000 shares of treasury stock in January 2005 and August 2005, respectively, for stock options exercised in cash. Also in August 2005, the Company issued 950,000 new shares of its common stock, at an exercise price of $1.50 per share, for stock options exercised in cash.

In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom is an officer, director or affiliate of CCI. The preference shares are not cumulative or redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. If the CCAL casino business is sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. As of September 30, 2005, no dividends have been declared for the preference shareholders.

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

The operating results of the Central City, Colorado segment are those of CTI and subsidiary, which are developing a proposed casino and hotel.

The operating results of the Edmonton, Canada segment are those of CRA, which is developing a proposed casino and hotel.

--18--

The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL, which owns the Caledon Hotel, Spa and Casino.

The Cruise Ships segment includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements.

Corporate and Other operations include, among other items, the revenue and expense of managing corporate gaming projects for which we have secured long-term service contracts.

Earnings before interest, taxes, depreciation and amortization (EBITDA) are not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America (“US GAAP”). Management believes that EBITDA is a valuable measure of the relative non US GAAP performance amongst its operating segments. The gaming industry commonly uses EBITDA as a method of arriving at the economic value of a casino operation. Our lending institutions use EBITDA to gauge operating performance. Management uses EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

--19--

Amounts in thousands	Cripple Creek, CO		Central City, CO		Edmonton, Canada
For the Three Months Ended September 30,	2005	2004	2005	2004	2005	2004
Net operating revenue	$4,984	$5,045	$-	$-	$-	$-
Operating expenses (excluding depreciation)	2,927	3,068	381	-	131	-
Depreciation	417	382	-	-	-	-
Earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) from operations	1,640	1,595	(381)	-	(131)	-
Interest income	2	3	-	-	2	-
Interest (expense), including debt issuance cost, net (1)	134	29	(66)	-	(1)	-
Early debt repayment (expense)	-	-	-	-	-	-
Other income (expense), net	-	(1)	-	-	(10)	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) before income taxes and minority interest	1,776	1,626	(447)	-	(140)	-
Income tax (expense) benefit	(675)	(618)	-	-	68	-
Minority interest	-	-	447	-	28	-
Net earnings (loss)	$1,101	$1,008	$-	$-	$(44)	$-

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$1,101	$1,008	$-	$-	$(44)	$-
Minority interest	-	-	(447)	-	(28)	-
Interest income	(2)	(3)	-	-	(2)	-
Interest expense (1)	(134)	(29)	66	-	1	-
Income taxes	675	618	-	-	(68)	-
Depreciation	417	382	-	-	-	-
EBITDA	$2,057	$1,976	$(381)	$-	$(141)	$-

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. The debt and accumulated interest allocated to the Corporate and Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

--20--

Amounts in thousands	South Africa		Cruise Ships		Corporate and Other
For the Three Months Ended September 30,	2005	2004	2005	2004	2005	2004
Net operating revenue	$4,158	$3,855	$866	$688	$765	$88
Operating expenses (excluding depreciation)	2,975	2,428	551	461	1,016	840
Depreciation	374	318	35	25	21	7
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	-	(45)
Earnings (loss) from operations	809	1,109	280	202	(272)	(804)
Interest income	21	34	-	-	391	345
Interest (expense), including debt issuance cost (1)	(419)	(449)	-	-	(501)	(313)
Early debt repayment (expense)	(181)	-	-	-	-	-
Other income (expense), net	-	(1)	-	-	7	1
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	6
Earnings (loss) before income taxes and minority interest	230	693	280	202	(375)	(765)
Income tax (expense) benefit	(114)	(232)	(8)	(6)	237	358
Minority interest	-	-	-	-	(26)	(25)
Net earnings (loss)	$116	$461	$272	$196	$(164)	$(432)

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$116	$461	$272	$196	$(164)	$(432)
Minority interest	-	-	-	-	26	25
Interest income	(21)	(34)	-	-	(391)	(345)
Interest expense (1,2)	600	449	-	-	501	313
Income taxes	114	232	8	6	(237)	(358)
Depreciation	374	318	35	25	21	7
EBITDA	$1,183	$1,426	$315	$227	$(244)	$(790)

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate & Other segment. The debt and accumulated interest allocated to the Corporate and Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

(2)	Interest expense includes early debt repayment expense.

--21--

Amounts in thousands	Inter-segment Elimination		Consolidated
For the Three Months Ended September 30,	2005	2004	2005	2004
Net operating revenue	$(743)	$-	$10,030	$9,676
Operating expenses (excluding depreciation)	(743)	-	7,238	6,797
Depreciation	-	-	847	732
(Loss) earnings from unconsolidated subsidiary	-	-	-	(45)
Earnings from operations	-	-	1,945	2,102
Interest income	(382)	(344)	34	37
Interest expense, including debt issuance cost	382	344	(471)	(389)
Early debt repayment (expense)	-	-	(181)	-
Other income, net	-	-	(3)	-
Non-operating items from unconsolidated subsidiary	-	-	-	6
Earnings before income taxes and minority interest	-	-	1,324	1,756
Income tax (expense)	-	-	(492)	(498)
Minority interest	-	-	449	(25)
Net earnings	$-	$-	$1,281	$1,233

Reconciliation to EBITDA:
Net earnings (US GAAP)	$-	$-	$1,281	$1,233
Minority interest	-	-	(449)	25
Interest income	382	344	(34)	(37)
Interest expense (1)	(382)	(344)	652	389
Income taxes	-	-	492	498
Depreciation	-	-	847	732
EBITDA	$-	$-	$2,789	$2,840

1)	Interest expense includes early debt repayment expense.

--22--

Amounts in thousands	Cripple Creek, CO		Central City, CO		Edmonton, Canada
As of and for the Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$22,022	$23,790	$15,025	$-	$5,433	$-
Total assets	$32,142	$33,679	$18,124	$-	$6,117	$-

Net operating revenue	$13,249	$14,026	$6	$-	$37	$-
Operating expenses (excluding depreciation)	8,258	8,363	445	-	221	-
Depreciation	1,290	1,055	-	-	-	-
Earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) from operations	3,701	4,608	(439)	-	(184)	-
Interest income	8	9	-	-	7	-
Interest (expense), including debt issuance cost, net (1)	207	84	(145)	-	(29)	-
Early debt repayment (expense)	-	-	-	-	-	-
Other income (expense), net	-	-	-	-	(4)	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings (loss) before income taxes and minority interest	3,916	4,701	(584)	-	(210)	-
Income tax (expense) benefit	(1,488)	(1,786)	-	-	68	-
Minority interest	-	-	584	-	59	-
Net earnings (loss)	$2,428	$2,915	$-	$-	$(83)	$-

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$2,428	$2,915	$-	$-	$(83)	$-
Minority interest	-	-	(584)	-	(59)
Interest income	(8)	(9)	-	-	(7)	-
Interest expense (1)	(207)	(84)	145	-	29	-
Income taxes	1,488	1,786	-	-	(68)	-
Depreciation	1,290	1,055	-	-	-	-
EBITDA	$4,991	$5,663	$(439)	$-	$(188)	$-

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate and Other segment. The debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

--23--

Amounts in thousands	South Africa		Cruise Ships		Corporate and Other
As of and for the Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Property and equipment, net	$14,257	$14,429	$655	$264	$446	$636
Total assets	$26,017	$21,104	$1,407	$1,076	$6,182	$2,432

Net operating revenue	$12,524	$10,578	$2,294	$1,959	$1,479	$125
Operating expenses (excluding depreciation)	8,827	6,953	1,526	1,325	3,186	2,237
Depreciation	1,206	972	96	67	45	20
(Loss) earnings from unconsolidated subsidiary	-	-	-	-	(109)	6
Earnings (loss) from operations	2,491	2,653	672	567	(1,861)	(2,126)
Interest income	89	114	-	-	1,185	521
Interest (expense), including debt issuance cost (1)	(1,342)	(866)	-	-	(1,297)	(935)
Early debt repayment (expense)	(181)	-	-	-	-	-
Other income (loss), net	-	-	-	-	6	1
Non-operating items from unconsolidated subsidiary	-	-	-	-	(4)	(2)
Earnings (loss) before income taxes and minority interest	1,057	1,901	672	567	(1,971)	(2,541)
Income tax (expense) benefit	(418)	(547)	(20)	(17)	1,220	1,062
Minority interest	-	-	-	-	(88)	(56)
Net earnings (loss)	$639	$1,354	$652	$550	$(839)	$(1,535)

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$639	$1,354	$652	$550	$(839)	$(1,535)
Minority interest	-	-	-	-	88	56
Interest income	(89)	(114)	-	-	(1,185)	(521)
Interest expense (1,2)	1,523	866	-	-	1,297	935
Income taxes	418	547	20	17	(1,220)	(1,062)
Depreciation	1,206	972	96	67	45	20
EBITDA	$3,697	$3,625	$768	$634	$(1,814)	$(2,107)

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate and Other segment. The debt and accumulated interest allocated to the Corporate and Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense and debt issuance cost.

(2)	Interest expense includes early debt repayment expense.

--24--

Amounts in thousands	Inter-segment Elimination		Consolidated
As of and for the Nine Months Ended September 30,	2005	2004	2005	2004
Property and equipment, net	$-	$-	$57,838	$39,119
Total assets	$-	$-	$89,989	$58,291

Net operating revenue	$(1,423)	$-	$28,166	$26,688
Operating expenses (excluding depreciation)	(1,423)	-	21,040	18,878
Depreciation	-	-	2,637	2,114
(Loss) earnings from unconsolidated subsidiary	-	-	(109)	6
Earnings from operations	-	-	4,380	5,702
Interest income	(1,167)	(516)	122	128
Interest (expense), including debt issuance cost	1,167	516	(1,439)	(1,201)
Early debt repayment (expense)	-	-	(181)	-
Other income, net	-	-	2	1
Non-operating items from unconsolidated subsidiary	-	-	(4)	(2)
Earnings before income taxes and minority interest	-	-	2,880	4,628
Income tax (expense)	-	-	(638)	(1,288)
Minority interest	-	-	555	(56)
Net earnings	$-	$-	$2,797	$3,284

Reconciliation to EBITDA:
Net earnings (loss) (US GAAP)	$-	$-	$2,797	$3,284
Minority interest	-	-	(555)	56
Interest income	1,167	516	(122)	(128)
Interest expense (1)	(1,167)	(516)	1,620	1,201
Income taxes	-	-	638	1,288
Depreciation	-	-	2,637	2,114
EBITDA	$-	$-	$7,015	$7,815

1) Interest expense includes early debt repayment expense.

--25--

9.  PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2005 and 2004 include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amounts in thousands	2005	2004	2005	2004
Food & Beverage and Hotel Comps	$372	$399	$1,055	$1,120
Free Plays or Coupons	398	463	1,246	1,208
Player Points	412	340	1,073	981
Total Promotional Allowances	$1,182	$1,202	$3,374	$3,309

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

10.     INCOME TAXES

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.

Income taxes reported in the Corporate and Other segment for the three months ended September 30, 2005 and 2004 are as follows:

Amounts in thousands	United States		Mauritius		Other		Reported in Corporate and Other
	2005	2004	2005	2004	2005	2004	2005	2004
Earnings (loss) before income taxes and minority interest	$(934)	$(977)	$525	$295	$34	$(83)	$(375)	$(765)
Income tax (expense) benefit	$266	$369	$(27)	$(9)	$(2)	$(2)	$237	$358
Effective tax rate	28%	38%	5%	3%	6%	2%	63%	47%

Income taxes reported in the Corporate and Other segment for the nine months ended September 30, 2005 and 2004 are as follows:

Amounts in thousands	United States		Mauritius		Other		Reported in Corporate and Other
	2005	2004	2005	2004	2005	2004	2005	2004
Earnings (loss) before income taxes and minority interest	$(3,784)	$(2,801)	$1,907	$295	$(94)	$(35)	$(1,971)	$(2,541)
Income tax (expense) benefit	$1,293	$1,077	$(67)	$(9)	$(6)	$(6)	$1,220	$1,062
Effective tax rate	34%	38%	4%	3%	6%	17%	62%	42%

--26--

In the third quarter of 2005, the Company recorded an additional $0.1 million of income tax expense relating to 2004 U.S. tax filings which is included in the provision for United States income taxes in the Corporate and Other segment expense. Excluding the effect of this adjustment, the effective tax rate on U.S. losses included in the Corporate and Other segment would have been 41% compared to the reported 28% for the three months ended September 30, 2005. The effective tax rate on U.S losses included in this segment would have been 37% compared to the reported 34% for the nine months ended September 30, 2005.

The Company consolidates the results of CC Tollgate LLC in which it maintains a 65% majority interest. During the three months ended September 30, 2005, CC Tollgate LLC reported $0.4 million in losses which were allocated by agreement to the minority partner and consequently included in minority interest in subsidiary losses. No provision for income tax on the loss allocated to the minority partner is included in the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2005.

The Company’s 2003 US tax return is currently being audited by the United States Internal Revenue Service (“IRS"). As of November 3, 2005, the IRS has not issued any assessment. Although there can be no assurances, at this time management believes, based on information currently available, that it is not probable the ultimate outcome of the tax audit will have a material adverse effect on the condensed consolidated financial statements of the Company.

11.     EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed as follows:

Amounts in thousands, except for share information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Net earnings	$1,281	$1,233	$2,797	$3,284
Weighted average common shares	14,663,683	13,681,900	14,055,531	13,681,746
Basic earnings per share	$0.09	$0.09	$0.20	$0.24

Diluted Earnings Per Share:
Net earnings, as reported	$1,281	$1,233	$2,797	$3,284
Weighted average common shares	14,663,683	13,681,900	14,055,531	13,681,746
Effect of dilutive securities:
Stock options and warrants	1,851,264	2,259,753	2,395,205	1,910,382
Dilutive potential common shares	16,514,947	15,941,653	16,450,736	15,592,128

Diluted earnings per share	$0.08	$0.08	$0.17	$0.21

As of September 30, 2005 and 2004, all outstanding options and warrants to purchase common shares of the Company’s stock have been included in the computation of diluted earnings per share.

--27--

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,”“will,”“expect,”“believe,”“anticipate,”“intend,”“could,”“estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 8.01 - “Other Events” in our Current Report filed on Form 8-K on October 3, 2005. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

OVERVIEW

The Company is managed in six segments: Cripple Creek, Colorado (formerly Colorado); Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Central City, Colorado segment are those of CTI and subsidiary, which are developing a proposed casino and hotel.

The operating results of the Edmonton, Canada segment are those of CRA, which is developing a proposed casino and hotel.

The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL, which own the Caledon Hotel, Spa & Casino.

The Cruise Ships segment includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements.

--28--

Corporate and Other operations include, among other items, the revenues and expenses of corporate gaming projects for which the Company has secured long-term service contracts and the expenses associated with being a public company, including Sarbanes-Oxley Act compliance initiatives.

For a summary of the Company's corporate structure and percentage ownership of subsidiaries, including subsidiary abbreviations used in this discussion, please refer to the table in Note 1 to the condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $10.0 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $28.2 million and $26.7 million for the nine months ended September 30, 2005 and 2004, respectively. Casino revenue was $9.8 million compared to $9.3 million for the three months ended September 30, 2005 and 2004, respectively, and was $27.6 million compared to $26.2 million, for the nine months ended September 30, 2005 and 2004, respectively. Casino expense was $3.7 million for each of the three months ended September 30, 2005 and 2004, and was $10.8 million and $10.1 million for the nine months ended September 30, 2005 and 2004, respectively. General and administrative expense was $2.8 million for the three months ended September 30, 2005 compared to $2.3 million for the three months ended September 30, 2004. General and administrative expense was $8.2 million for the nine months ended September 30, 2005 compared to $6.5 million for the nine months ended September 30, 2004. Depreciation expense was $0.8 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively and was $2.6 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Total earnings from operations were $1.9 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively, and were $4.4 million and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively.

We recognized income tax expense of $0.5 million for each of the three months ended September 30, 2005 and 2004. Income tax expense was $0.6 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

The Company’s net earnings were $1.3 million, or $0.09 per basic share, and $1.2 million, or $0.09 per basic share, for the three months ended September 30, 2005 and 2004, respectively, and were $2.8 million, or $0.20 per basic share, and $3.3 million, or $0.24 per basic share, for the nine months ended September 30, 2005 and 2004, respectively.

The most significant impacts on reported earnings for the nine months ended September 30, 2005 were $0.5 million in direct costs related to compliance with the Sarbanes-Oxley Act, the costs associated with managing the construction of two new projects in development, $0.2 million for the costs of staffing for expansion and a charge of $0.2 million relating to the early repayment of debt in our South African segment. In addition, a major road closure during the second quarter of 2005 slowed the revenue growth in Caledon and impacted earnings for the nine months ended September 30, 2005.

A discussion by business segment follows below.

--29--

CRIPPLE CREEK, COLORADO (Formerly Colorado)

Womacks’ results of operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$5,414	$5,557	$14,675	$15,503
Hotel, food and beverage	440	498	1,151	1,202
Other (net of promotional allowances)	(870)	(1,010)	(2,577)	(2,679)
Net operating revenue	4,984	5,045	13,249	14,026

Costs and Expenses
Casino	1,790	1,912	5,039	5,190
Hotel, food and beverage	219	223	509	454
General and administrative	918	933	2,710	2,719
Depreciation	417	382	1,290	1,055
	3,344	3,450	9,548	9,418
Earnings from operations	1,640	1,595	3,701	4,608
Interest income	2	3	8	9
Interest (expense)	(366)	(284)	(1,082)	(841)
Interest expense on non-Cripple Creek debt allocated to Corporate and Other segment	500	313	1,289	925
Other (expense), net	-	(1)	-	-
Earnings before income taxes	1,776	1,626	3,916	4,701
Income tax expense	675	618	1,488	1,786
Net Earnings	$1,101	$1,008	$2,428	$2,915

Casino Market Data

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Market share of the Cripple Creek gaming revenue	12.8%	13.2%	12.8%	13.7%
Average number of slot machines	608	648	625	634
Market share of Cripple Creek gaming devices	12.9%	13.5%	13.1%	13.9%
Average slot machine win per day	$ 95	$ 91	$ 85	$ 88
Cripple Creek average slot machine win per day	$ 95	$ 91	$ 87	$ 88

--30--

General

Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Excluding the previously reported high redemption in February 2005, the cost of points and coupons is in line with management’s expectations and prior year results.

Womacks leases a portion of its slot machines from manufacturers under participation agreements, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be canceled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from $15 to $35 per slot machine for the duration of the lease. In most instances, the branded games introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as a casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product.

Since the beginning of 2004 we have spent approximately $3 million to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless (Ticket-in/Ticket-out or “TITO”) gaming machines. We currently have 245 TITO machines installed. The Company expects that these ongoing improvements will add to the customer experience and further improve customer service. Management believes that these ongoing efforts have helped limit the decrease in gaming revenue.

Poor performing slot machines were removed from the floor and not replaced, resulting in a reduction in the average number of slot machines during the three and nine month periods ended September 30, 2005.

Management continues to focus on marketing the casino through its Gold Club, in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, or cash and other prizes. Management continues to refine the Womacks product by upgrading the interior of the facilities and modifying the slot machine mix. In addition, Womacks is one of the largest gaming facilities in Cripple Creek, and we have the capacity to expand Womacks to the rear of the property on a single level at a later date if we elect to do so.

Womacks operated two restaurants, “Bob’s Grill” and the “Cut Above Buffet” to provide an alternative to patrons of the casino. The “Cut Above Buffet” was opened in May 2004 and operated on the second floor of the casino. Although it attracted new customers to Womacks Gold Club, it was not a significant stimulus to gaming revenue and was closed on July 30, 2005.

The increase in depreciation for 2005 is primarily the result of the addition of gaming equipment during 2004.

The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate and Other segment. Because the Company has not repaid the funds advanced, the debt and accumulated interest allocated to the Corporate & Other segment exceeded the total outstanding borrowing. As a result, Womacks reported a net negative interest expense.

Womacks’ effective tax rate has remained stable at approximately 38%.

--31--

Three Months Ended September 30, 2005 vs. 2004

Casino revenue was 2.6% lower than during the same period last year compared to a 4.4% reduction in Womacks’ market share of gaming devices, primarily as a result of competitive impact of two additional casinos in Cripple Creek.

Based on management’s ongoing evaluation of the complimentary (“comp”) policies at the casino, other revenue (net of promotional allowances) was 16.1% of casino revenue compared to 18.2% in the same period last year.

Casino expenses decreased by 6.4% or $0.1 million primarily as a result of the elimination of TV advertising and a reduction in coupon redemption.

Nine Months Ended September 30, 2005 vs. 2004

Casino revenue was 5.3% lower than the same period last year compared to a 7.2% reduction in Womacks’ market share of gaming devices. Womacks’ market share of gaming devices fell from 13.9% in the first nine months of 2004 to 13.1% in 2005. This was due to an additional casino opening in Cripple Creek in June 2004, bringing the total number of casino licenses to 19. Womacks has not yet overcome the dilution in the market, but continues to take measures to compete in this region.

Casino costs decreased by approximately $0.2 million primarily as a result of managing the labor cost and a reduction in advertising expenditures.

In January 2004, the Company sold a purchase option agreement that it had held since 1999, which would have expired on September 30, 2004, to an unrelated party for a sum of $0.2 million.

--32--

SOUTH AFRICA

Operating results in U.S. dollars for the three and nine months ended September 30, 2005 and 2004 were as follows:

CALEDON	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$3,589	$3,148	$10,790	$8,872
Hotel, food and beverage	802	760	2,260	1,995
Other (net of promotional allowances)	(233)	(53)	(526)	(289)
Net operating revenue	4,158	3,855	12,524	10,578
Costs and Expenses
Casino	1,409	1,282	4,187	3,613
Hotel, food and beverage	510	620	1,575	1,791
General and administrative	641	520	1,884	1,491
Depreciation	374	318	1,206	972
	2,934	2,740	8,852	7,867
Earnings from operations	1,224	1,115	3,672	2,711
Interest income	6	25	39	96
Interest expense	(132)	(188)	(441)	(605)
Early debt repayment expense	(181)	-	(181)	-
Other (expense), net	-	(1)	-	-
Earnings before income taxes	917	951	3,089	2,202
Income tax expense	321	308	1,030	635
Net Earnings	$596	$643	$2,059	$1,567

CENTURY CASINOS AFRICA
Costs and Expenses
Management Fees payable to Corporate and Other segment	$379	$-	$1,059	$-
General and administrative	36	6	122	58
Loss from operations	(415)	(6)	(1,181)	(58)
Interest income	15	9	50	18
Interest expense payable to Corporate and Other segment	(287)	(261)	(901)	(261)
Loss before income taxes	(687)	(258)	(2,032)	(301)
Income tax benefit	(207)	(76)	(612)	(88)
Net Loss	$(480)	$(182)	$(1,420)	$(213)
SOUTH AFRICA NET EARNINGS	$116	$461	$639	$1,354

Average exchange rate (Rand/USD)	6.50	6.42	6.27	6.56

--33--

Operating results in Rand for the three and nine months ended September 30, 2005 and 2004 are as follows:

CALEDON	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2005		2004		2005		2004
Operating Revenue
Casino	R	23,322	R	20,205	R	67,404	R	58,203
Hotel, food and beverage		5,208		4,871		14,125		13,076
Other (net of promotional allowances)		(1,510)		(301)		(3,346)		(1,834)
Net operating revenue		27,020		24,775		78,183		69,445

Costs and Expenses
Casino		9,140		8,225		26,204		23,713
Hotel, food and beverage		3,334		3,971		9,853		11,753
General and administrative		4,174		3,369		11,856		9,812
Depreciation		2,435		2,038		7,599		6,384
		19,083		17,603		55,512		51,662
Earnings from operations		7,937		7,172		22,671		17,783
Interest income		43		156		241		633
Interest expense		(846)		(1,218)		(2,737)		(3,984)
Early debt repayment expense		(1,200)		-		(1,200)		-
Other income, net		-		-		-		-
Earnings before income taxes		5,934		6,110		18,975		14,432
Income tax expense		2,078		1,977		6,361		4,168
Net Earnings	R	3,856	R	4,133	R	12,614	R	10,264

CENTURY CASINOS AFRICA
Costs and Expenses
Management fees paid to Corporate and Other segment	R	2,541	R	-	R	6,823	R	-
General and administrative		159		45		589		404
Loss from operations		(2,700)		(45)		(7,412)		(404)
Interest income		95		64		312		122
Interest expense payable to Corporate and Other segment		(1,863)		(1,680)		(5,631)		(1,680)
Loss before income taxes		(4,468)		(1,661)		(12,731)		(1,962)
Income tax benefit		(1,341)		(498)		(3,820)		(575)
Net Loss	R	(3,127)	R	(1,163)	R	(8,911)	R	(1,387)
SOUTH AFRICA NET EARNINGS	R	729	R	2,970	R	3,703	R	8,877

--34--

Casino Market Data (in Rand)
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Market share of the Western Cape gaming revenue	5.6%	6.0%	5.6%	5.9%
Market share of Western Cape gaming devices	11.3%	11.4%	11.4%	11.2%
Average number of slot machines	300	290	300	285
Average slot machine win per day	777 Rand	690 Rand	766 Rand	680 Rand
Average number of tables	9	9	9	9
Average table win per day	2,085 Rand	2,158 Rand	1,821 Rand	2,083 Rand

General

Improvement in the Rand versus the Dollar has had a positive impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Cash couponing and a variety of other marketing efforts have been used to stimulate the casino revenues in Caledon. Improvement in the casino management has also been a key element in managing the growth at the resort.

The conversion to cashless gaming in March 2005 has resulted in a significant increase in the accumulation of points earned by players reported as an offset to operating revenue, other. All patrons are required to create a personal players account and play with a card on which they always earn points. Although gaming revenues increased, the point liability to 47,000 active player accounts, compared to 5,000 active player accounts in the first quarter 2005, affects the reported results.

CCAL offers an array of amenities to guests of the resort as a complement to the gaming experience. The resort currently operates a total of three restaurants, two bars, a conference facility and the “Outdoor Experience” (a team building facility). We are reviewing plans to re-use the former equestrian center in conjunction with a proposed golf course development. In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land that may be used for future expansion.

In previous years, CCAL advertised the casino and hotel operations separately. Current marketing efforts have focused on emphasizing the overall resort qualities of the operation, inclusive of both the casino and the hotel. This has helped reduce the marketing cost by combining labor efforts and advertising dollars. The combined cost is included in casino cost, thereby contributing to the reduction in hotel, food and beverage expenses.

Depreciation expense has been affected by the completion of a number of improvement projects at CCAL in 2004. From September 30, 2004 to September 30, 2005, depreciable assets have increased by 9.9 million Rand.

Interest expense for CCAL has decreased due to the early repayment of the term loan with ABSA in July 2005 and the early repayment of a series of capital leases in February 2005, offset by additional interest due on a 60 million Rand term loan borrowed by Caledon in August 2005. In order to repay ABSA Bank, CCAL entered into an overdraft facility with Nedbank Limited in the amount of 18.8 million Rand under which Nedbank Limited extended temporary financing until the long term loan agreement was completed.. The weighted average interest on the borrowings under term loan agreements for our South African subsidiaries was 13.7% and 16.9% for the nine months ended September 30, 2005 and 2004, respectively.

--35--

Interest expense, net for CCA is comprised exclusively of interest on loan agreements between CCA and the Corporate and Other Segment (consequently, the amounts eliminate on a consolidated basis).

General and administrative expenses for CCA include fees paid to the Corporate and Other segment for services provided to CCA. These fees, as discussed below, eliminate on a consolidated basis. The fee agreement went into effect in the fourth quarter of 2004.

Three Months Ended September 30, 2005 vs. 2004

Casino revenue increased 15.4% from the third quarter of 2004 to the third quarter of 2005, a direct result of increase in slot win per day of 12.6% during the same period and continued marketing efforts. Additionally, Caledon increased the average number of slot machines by 3.4% over the same period.

Operating revenue, other for the three months ended September 30, 2005 was impacted by a 0.7 million Rand increase in points, recorded as an offset to revenue, attributable to the conversion to cashless gaming and an increase in overall play.

The 0.6 million Rand reduction in hotel, food and beverage expenses results primarily from elimination of the marketing staff at the hotel in conjunction with our decision to market the casino and hotel operations together.

The 0.8 million Rand increase in Caledon’s general and administrative expenses is primarily the result of outsourcing the security service contracts and the cost of performance management training.

In an effort to reduce overall interest charges to the casino, Caledon paid off its existing loan with ABSA bank in July 2005 with proceeds from a new 60 million Rand term loan from Nedbank. Caledon incurred a $1.2 million Rand charge relating to the early repayment of the ABSA bank loan. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on outstanding term loans from 16.9% to a current 9.0%.

Fees paid by CCA to the Corporate and Other segment for services provided to CCA totaled 2.6 million Rand during the three months ended September 30, 2005. There were no fees paid during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 vs. 2004

Revenue growth for 2005 slowed due to the closure of a significant portion of the main east/west highway to Caledon from April 11, 2005 to May 27, 2005. The impact of the road damage also affected hotel, food and beverage revenue. In addition, during the current year, the South African government introduced new currency notes. The casino experienced an initial rejection rate of 80% on these new notes, which has been diminishing as the Company installed new bill validation software for the wide variety of slot machines maintained by the casino. Despite these negative factors, the casino still managed to increase slot win per day by 12.6% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Operating revenue, other for the nine months ended September 30, 2005 was impacted by a 1.2 million Rand increase in points, recorded as an offset to revenue, attributable to the conversion to cashless gaming in March 2005 and an increase in overall play.

The 1.9 million Rand reduction in hotel, food and beverage expenses results primarily from the elimination of the separate hotel marketing staff, which decreased advertising and promotion costs for the hotel.

--36--

Contributing to the 2.0 million Rand increase in Caledon general and administrative expenses are non-capitalized repairs to the property and legal, professional and accounting services related to the implementation of management agreements and the defense of the ongoing tax audit.

Fees paid by CCA to the Corporate and Other segment for services provided to CCA totaled 6.8 million Rand during the nine months ended September 30, 2005. There were no fees paid during the first nine months of 2004.

--37--

CRUISE SHIPS

The Cruise Ships segment’s operating results for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Casino	$781	$644	$2,107	$1,848
Other (net of promotional allowances)	85	44	187	111
Net operating revenue	866	688	2,294	1,959

Costs and Expenses
Casino	551	461	1,526	1,325
Depreciation	35	25	96	67
	586	486	1,622	1,392
Earnings from operations	280	202	672	567
Income tax expense	8	6	20	17
Net Earnings	$272	$196	$652	$550

General

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

The Silver Cloud, a cruise ship operated by Silversea Cruises, resumed its operations on March 27, 2004 following five months of periodic maintenance. The Insignia, a cruise ship operated by Oceania Cruises, resumed its operations on March 29, 2004 following its five-month inaugural voyage, which ended in September 2003. On April 10, 2004, the Company opened a casino aboard the Nautica, a cruise ship operated by Oceania Cruises. The casino is equipped with 42 slot machines and three gaming tables. The Nautica was taken out of service in November 2004 following the completion of its 2004 cruise schedule. We expect that the Nautica will resume operations in November 2005. The casino concession agreement with the Silver Shadow terminated at the end of September 2005 and will not be renewed. For the nine months ended September 30, 2005, the Silver Shadow contributed $0.4 million of net operating revenue and $0.2 million of net income to the condensed consolidated statement of earnings.

Concession fees paid to the ship operators, as discussed for the three- and nine-month periods below, and staff costs which include the transportation cost to rotate personnel to and from the ships, are the most significant costs of operating the casinos aboard the ships. Staff costs have remained relatively stable in relation to the casino revenues generated.

--38--

Three Months Ended September 30, 2005 vs. 2004

Cruise ship revenue increased 25.9% for the three months ended September 30, 2005 as compared to the same period in 2004. For the three months ended September 30, 2005, we operated casinos on a total of seven ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of eight ships during the same period in 2004. However, in August 2004 the Silver Wind suffered a loss to a single player, representing almost 8% of the total ship casino revenue for the period. As a result of this loss, the earnings from operations for the 2004 period were significantly reduced.

Concession fees paid to the ship operators in accordance with the agreements accounted for $0.3 million and $0.2 million of the total casino expenses incurred for the three months ended September 30, 2005 and 2004, respectively.

Nine Months Ended September 30, 2005 vs. 2004

In the first nine months of 2005, we operated casinos on a total of seven ships: four on Silversea Cruises, one on the World of ResidenSea and two on Oceania Cruises, compared to a total of eight ships during the same period in 2004. As noted above, several of the cruise ships were inactive for periods of 2004. We cannot operate our casinos while the ships are in port. As a result, 2004 revenues were negatively impacted.

Concession fees paid to the ship operators in accordance with the agreements accounted for $0.9 million and $0.7 million of the total casino expenses incurred for the nine months ended September 30, 2005 and 2004, respectively.

--39--

CORPORATE & OTHER
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2005	2004	2005	2004
Operating Revenue
Management fees earned from South African segment	$379	$-	$1,059	$-
Management fees earned from Central City, Colorado segment	364	-	364
Other	22	88	56	125
Net operating revenue	765	88	1,479	125

Costs and Expenses
General and administrative	1,016	840	3,216	2,237
Property write-down and other write-offs, net of recoveries	-	-	(30)	-
Depreciation	21	7	45	20
	1,037	847	3,231	2,257
(Loss) Earnings from unconsolidated subsidiary	-	(45)	(109)	6
Loss from operations	(272)	(804)	(1,861)	(2,126)
Interest income	19	-	28	5
Interest income earned from Cripple Creek Colorado segment	85	84	256	255
Interest income earned from South African segment	287	261	901	261
Interest (expense) allocated from Cripple Creek, Colorado segment on non- Cripple Creek debt	(500)	(313)	(1,289)	(925)
Interest (expense), net	(1)	-	(8)	(10)
Other income, net	7	1	6	1
Non-operating items from unconsolidated subsidiary	-	6	(4)	(2)
Loss before income taxes and minority interest	(375)	(765)	(1,971)	(2,541)
Income tax benefit	237	358	1,220	1,062
Minority interest	(26)	(25)	(88)	(56)
Net Income (Loss)	$(164)	$(432)	$(839)	$(1,535)

General

Revenue in the Corporate and Other segment includes fees paid by the South African segment for accounting and managerial services, which eliminate in consolidation. Additionally, this segment records fees paid by CC Tollgate LLC under a casino services agreement and fees paid by Casino Millennium under a technical services agreement.

General and administrative expenses have increased largely due to costs associated with new expansion projects, increases in corporate staffing and costs associated with Sarbanes-Oxley Act compliance. Compliance with the Sarbanes-Oxley Act has also resulted in increased auditing costs.

--40--

We increased our staffing levels in advance of our two new projects in order to effectively integrate these operations into our corporate structure. In addition, we have also increased staffing to better comply with the requirements of the Sarbanes-Oxley Act.

Three Months Ended September 30, 2005 vs. 2004

The South African segment paid $0.4 million in fees to the Corporate and Other segment during the three month period ended September 30, 2005. Also included in operating revenue is $0.4 million in casino services fees paid by the Central City, Colorado segment.

As a result of additional staffing, compensation costs (included in general and administrative expenses) increased by $0.1 million for the three month period ended September 30, 2005.

During the three-month period ended September 30, 2005, we incurred $0.3 million in non-recurring consultancy fees for charges relating to Sarbanes-Oxley Act work.

In total, general and administrative expenses increased by $0.2 million. Increases in staff, consultancy and other expenses were offset by a $0.4 million decrease in the bonus expense as a result of management’s periodic review.

In the second quarter of 2005, we began depreciating non-operating casino property held in Nevada, as a result of our determination that the property could no longer be classified as held for sale, which accounted for the increase in depreciation expense.

The Corporate and Other segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

Nine Months Ended September 30, 2005 vs. 2004

The South African segment paid $1.1 million in fees to the Corporate and Other segment during the nine month period ended September 30, 2005. Also included in operating revenue is $0.4 million in casino services fees paid by the Central City, Colorado segment.

As a result of additional staffing, compensation costs (included in general and administrative expenses) increased by $0.3 million for the nine month period ended September 30, 2005.

During the nine months ended September 30, 2005 we incurred $0.5 million in non-recurring consultancy fees for charges relating to Sarbanes-Oxley Act work.

In total, general and administrative expenses increased by $1.0 million.

Casino Millennium’s results, reported as (loss) earnings from unconsolidated subsidiary, were significantly behind the prior year periods. The net operating revenue and net (loss) earnings decreased significantly, primarily as a result of a reduction in the guest count which is attributed to poor winter weather conditions in the first part of the year, a competitive market environment in the Czech Republic which includes a number of slot arcades that are permitted to operate at the same maximum bet as Casino Millennium and inflationary pressures. Low hold percentages, particularly in the live games, have also had a negative impact on their results.

The significant increase in interest income earned from the South African segment relates to the interest earned on debt between the South African segment and its parent company (which is included as a part of the Corporate and Other segment). The related loan agreement went into effect in the third quarter

--41--

 of 2004. This interest earned eliminates against the interest expense included in the South African segment; consequently there is no effect on the consolidated net income.

The change in minority interest reflects the increase in earnings in CRL.

The Corporate and Other segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

--42--

CENTRAL CITY, COLORADO

We are developing a casino and hotel project in Central City, Colorado. The proposed $48.7 million development includes a 60,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We have also entered into a long-term agreement to manage the facility. Completion of the project is subject to various conditions and approvals, including, but not limited to securing acceptable financing and licensing by the Colorado Division of Gaming. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. The Company is currently licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. Our current expectation is that we will complete construction during the third quarter of 2006.

We awarded partial construction contracts in April 2005. Work has been completed on the underground utility work. Contractors have begun the framing and setting of steel for the casino. In addition, the excavation and shoring for the parking garage has begun.

For the three and nine months ending September 30, 2005, we incurred $0.4 million and $0.5 million in pre-opening expenses ($0.4 million of which are fees earned by CCM in connection with a casino services agreement and reported as revenue in the corporate and other segment), respectively, which are included in general and administrative expenses, but eliminated in consolidation. Losses in CC Tollgate LLC are allocated by way of the minority interest; therefore the fees earned by CCM contribute to the condensed consolidated net income.

EDMONTON, ALBERTA, CANADA

We are developing a casino and hotel project in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. We expect the project to cost approximately $26.4 million ($31.3 million Canadian). Construction is expected to be completed by the fourth quarter 2006. Upon completion of construction, CRA expects to receive its gaming license from the Alberta Gaming and Liquor Commission (“AGLC”). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. The Company has entered into a long-term agreement to manage the facility.

    We issued a letter of commitment totaling $3.9 million Canadian in May 2005 and work immediately began on the construction of the underground parking facility and other site development. In July 2005, we signed an additional letter of commitment totaling $2.0 million Canadian for completion of the underground parking facility and for material orders needed for the timely construction of the framework of the casino.

For the three and nine months ending September 30, 2005, we incurred $0.1 million and $0.2 million in pre-opening expenses, respectively, which are included in general and administrative expenses.

--43--

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $17.7 million at September 30, 2005, and the Company had working capital (current assets minus current liabilities) of $8.4 million. Additional liquidity at Womacks may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which the Company had an original commitment of $26 million (currently $20.6 million net of the quarterly reduction) and unused borrowing capacity of approximately $5.2 million at September 30, 2005. The maturity date of the borrowing commitment is August 2007. The available balance was reduced by $0.3 million on October 1, 2005, will be further reduced by $0.6 million for each of the quarters beginning January 1, 2006 and April 1, 2006, and then further reduced by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek. Additionally, in July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50 million in aggregate issue price of common stock, preferred stock, debt securities and depository certificates. In October 2005, under this shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depositary Certificates, through our underwriter, to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Net proceeds from this issuance were approximately $47 million. We plan to use these proceeds to make investments in additional gaming projects and for working capital and other general corporate purposes.

For the nine months ended September 30, 2005, cash provided by operating activities was $5.1 million compared with $5.8 million in the prior-year period. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operation by segment.

Cash used in investing activities of $11.3 million for the first nine months of 2005 consisted of a $2.4 million contribution by us towards our investment in CRA, less $1.6 million in net cash acquired, $0.3 million in property and equipment additions at Womacks, $1.4 million in property improvements, gaming equipment and security equipment additions at Caledon, South Africa, $0.4 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment, $5.8 million towards construction in Central City, Colorado, and $2.7 million in additional expenditures towards construction on the property in Edmonton, Canada, less $0.1 million in proceeds from the disposition of property. Cash used in investing activities of $3.5 million for the first nine months of 2004 included $0.4 million towards the upgrade of the slot accounting system and $1.9 million towards new slot games at Womacks, $0.9 million in improvements to the property in Caledon, South Africa, $0.2 million in expenditures to outfit the cruise ships and $0.3 million in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets.

Cash provided by financing activities of $16.0 million for the first nine months of 2005 consisted of net borrowings of $3.1 million under a credit facility with Colorado Business Bank, $4.5 million from a private lender and $9.4 million under the loan agreement with Nedbank. The Company also received $2.3 million in proceeds from the exercise of stock options and $0.6 million from the release of restricted cash associated with the ABSA loan for Caledon. These inflows of cash were offset by net repayments of $0.2 million under the revolving credit facility with Wells Fargo, $3.0 million under the Caledon loan agreement we entered into with ABSA, other net repayments of $0.2 million and deferred financing charges of $0.5 million. Cash used in financing activities of $2.1 million for the first nine months of 2004 consisted of net repayments of $0.5 million under the revolving credit facility with Wells Fargo, net repayments of $1.1 million under the loan agreement with ABSA, repayment of $0.4 million to a founding shareholder and other net repayments of $0.2 million, less net borrowings of $0.1 million from a former director.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of the Central City, Colorado project. As of September 30, 2005, $3.1 million of principal is outstanding. Under the amended terms of the agreement, the loan will mature on January 4, 2006 at which time the

--44--

principal is due with interest calculated at prime plus 0.5%. The note is secured by the existing property and improvements and by guarantees provided by the Company and Tollgate Venture LLC.

On August 2, 2005, we secured $4.5 million in funding from a private lender, which bears interest at a rate of 16.7% per annum and matures in August 2007. In exchange for the funds, the Company has pledged all the outstanding stock of CTI and its equity interest in CTL. Proceeds from these borrowings were used in the development of the casino and hotel in Central City, Colorado. On October 21, 2005, the Company repaid the $4.5 million, plus accrued interest, without penalty.

On August 26, 2005, Century Casinos Caledon Pty Limited entered into a long term loan agreement (“Note”) with Nedbank for 60 million Rand. The Note is secured by 10.0 million Rand of CCAL’s assets and 100% of its issued share capital. Proceeds from the Note were used to repay the existing ABSA loan and existing shareholder loans to CRL. The remaining proceeds of the Note will be used to fund the expansion of the Caledon Hotel, Casino & Spa.

On September 23, 2005, Wells Fargo Gaming Capital, a funding unit of Wells Fargo Bank, National Association (“Wells Fargo”) advised CC Tollgate Casino, LLC via a letter of commitment that it was prepared to provide $35 million in financing. Wells Fargo has informed the Company that it has successfully formed a syndicate of institutional lenders and has procured commitments from such lenders to fully syndicate the $32.5 million construction loan and $2.5 million revolving line of credit. Closing of the $35 million loan agreement from Wells Fargo is subject to the finalization of loan documentation and satisfaction of other closing conditions.

Also on September 23, 2005, through our subsidiary CRA, we agreed to terms with Canadian Western Bank for a $20 million Canadian (approximately $17.1 million) credit facility for the development of the Celebrations Casino and Hotel in Edmonton, Alberta, Canada. The facility is initially structured as a construction loan maturing within the earlier of 18 months or upon receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, Canadian Western Bank will issue a term loan to CRA, maturing within one to five years at the election of CRA. The loan facility is secured by the assets of CRA and guaranteed by the Company.

The Company’s Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. The Company has not purchased any shares of its common stock on the open market in 2005. Since the inception of the program through September 30, 2005, the Company has repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

Under the terms of the contribution agreement for the Central City, Colorado project, CC Tollgate LLC will pay the minority partner $1.0 million as additional consideration for the assets contributed to the project upon the closing of the senior contruction financing . The payment will represent a return of the member’s equity in CC Tollgate LLC.

The primary source of our future operating cash flows will be from gaming operations and the proceeds from the ADC offering. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at September 30, 2005, together with expected cash flows from operations and borrowing capacity under the Wells Fargo revolving credit facility, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties.

--45--

CRITICAL ACCOUNTING POLICIES

We believe the following material accounting policies are the most critical to an investor’s understanding of the Company’s financial results and condition and/or require complex management judgment.

Goodwill and Other Intangible Assets - Our goodwill results from the acquisitions of casino and hotel operations and represents excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. We have completed our assessment of goodwill and other intangibles with indefinite lives for impairment at December 31, 2004 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units. For reporting units with goodwill and/or intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We will continue to assess goodwill and other intangibles with indefinite lives for impairment at least annually hereafter. We will also continue to assess the propriety of our assignment of indefinite useful lives to intangible assets through analysis of all pertinent factors used in making such estimates. As of September 30, 2005, our assets included goodwill of approximately $8.7 million and casino licenses of approximately $1.9 million.

Property and Equipment - At September 30, 2005, we had property and equipment, net of accumulated depreciation, totaling $57.8 million, representing 64% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets and our current operating expectations. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. We capitalize the cost of property and equipment that is contributed in a business combination at the fair value of the assets that are contributed. Capital assets contributed by our minority interest partner in CC Tollgate LLC were recorded at estimated fair value based on an appraisal at the time of the contribution. Appraisals, by their nature, involve estimations and judgment.

--46--

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at September 30, 2005. Actual results may differ materially.

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

In order to minimize the risk of increases in the prime rate or LIBOR, we have entered into interest-rate swap agreements from time to time. In May 2000, we entered into a five-year interest rate swap agreement which matured on July 1, 2005 on $4.0 million notional amount of debt under the credit facility, whereby we paid a fixed rate of 7.95% and received a LIBOR-based floating rate, reset quarterly based on the three-month LIBOR rate. Generally, the swap arrangement was advantageous to us to the extent that interest rates increased in the future and disadvantageous to the extent that they decreased. Therefore, by entering into the interest rate swap agreements, we had a cash flow risk when interest rates dropped. In an environment of falling interest rates, swap agreements are disadvantageous. Without the above mentioned swap agreement, the weighted-average interest rate on the credit facility for the three months ended September 30, 2005 and 2004 would have been 7.0% and 4.6%, respectively and for the nine months ended September 30, 2005 and 2004 would have been 6.0% and 4.4%. We have not entered into any new swap agreements subsequent to September 30, 2005.

We are also subject to interest rate risk on the outstanding borrowings with Colorado Business Bank, Canadian Western Bank and Nedbank Limited and expect to be subject to interest rate risk on the revolving portion of our loan with Wells Fargo Bank for the construction of the Central City, Colorado casino and hotel. Interest on amounts outstanding under these loan agreements are variable and thus subject to fluctuations in their respective prime interest rates.

Foreign Currency Exchange Risk

A total of 44.5% of our net operating revenues for the nine months ended September 30, 2005 was derived from our South African operations and principally denominated in South African Rand. A total of 45.1% of our expenses for the nine months ended September 30, 2005 were paid in currencies other than US dollars of which 42.4% was paid in South African Rand, 0.9% was paid in Canadian dollars and 1.8% was paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increase our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

--47--

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

We are in the process of developing a complete plan to remediate the identified material weakness in our internal controls over financial reporting. We have instituted a series of policies to improve the control over the capital asset activity in South Africa and have completed a physical inventory of the same. We have also instituted changes to the authorization and approval processes by which entries are recorded to the financial statements. In conjunction with our SOX 404 compliance work, we believe that these changes have materially improved, or are expected to materially improve, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) by December 31, 2005.

Risks Regarding Controls and Procedures - In addition to the ongoing remediation of the identified material weakness in our internal control over financial reporting discussed above, we are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which is applicable to us for our fiscal year ending December 31, 2005 as a result of our classification as an accelerated filer based on the market value of our outstanding common stock held by non-affiliates exceeding $75 million as of June 30, 2005. On that date, the market value of our outstanding common stock held by non-affiliates was approximately $85 million. We are exposed to increased costs and risks associated with complying with these requirements, and we will need to spend management time and internal and external resources to document and test our internal controls in anticipation of Section 404 reporting requirements.

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

--48--

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings

The Company is not a party to, nor is it aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on the Company’s financial position or results of operations.

Item 6. - Exhibits
(a) Exhibits - The following exhibits are filed herewith:

10.158	Annex to ADC Agreement between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft dated September 30, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--49--

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CENTURY CASINOS, INC.

/s/ Larry Hannappel
___________________________
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: November 03, 2005

--50--

Exhibit No.	Document
10.158	Annex to ADC Agreement between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft dated September 30, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--51--