Form 10-K
period 2005-12-31
CENTURY CASINOS INC /CO/
filed 2006-03-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission file number   0-22290

CENTURY CASINOS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	84-1271317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1263 Lake Plaza Drive, Suite A, Colorado Springs, Colorado 80906
(Address of principal executive offices) (Zip Code)
(719) 527-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, based upon the closing price of $7.48 for the Common Stock on the NASDAQ Capital Market on that date, was $85,536,792.

As of March 8, 2006, the registrant had 22,380,567 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005.

Index

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

The forward-looking statements in the Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” and are based on information available to us on the filing date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our reports on Forms 10-Q, 8-K, 10-K and in our Annual Report to Stockholders.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 1 to the Consolidated Financial Statements included elsewhere in this report.

As used in this report, the terms “Company,” “we,” “our,” or “us” refer to Century Casinos, Inc., and each of its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 1.	Business.

General

Century Casinos, Inc. (“CCI”) is an international casino entertainment company involved in developing and operating gaming establishments and related lodging and restaurant facilities. We currently own and operate two gaming facilities and manage and facilitate eight other casino establishments. Our owner/operator facilities include Womacks Casino and Hotel (Womacks) in Cripple Creek, Colorado and the Caledon Hotel, Spa and Casino (Caledon) in Caledon, South Africa. We also own 50% of Casino Millennium, which is located within the Marriott Hotel in Prague, Czech Republic, and we provide technical casino services to the casino for a fixed monthly fee. We also provide gaming services and equipment to seven luxury cruise vessels on three cruise lines that include the six-star Silversea Cruises, The World of ResidenSea and Oceania Cruises. Furthermore, we own majority interests in, and have begun construction on, casino and hotel development projects in Central City, Colorado and Edmonton, Alberta, Canada. The Company continues to pursue other international projects in various stages of development.

CCI is a Delaware corporation and was founded in 1992. For more information about Century Casinos, Inc. please visit us on the Internet at http://www.cnty.com. Prior to December 31, 2005, we made our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings available free of charge through our Investor Relations website at http://www.cnty.com/index.php?id=28 within two business days from the day we filed the report with the Securities and Exchange Commission. Going forward, we plan on making these respective filings available on our website as soon as reasonably practicable after we file these reports with the Commission. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov. None of the information posted to the Company’s website is incorporated by reference into this Annual Report.

Index

Overview of Business Segments

Our operations are conducted through six business segments: Cripple Creek, Colorado; Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ship Operations; and Corporate and Other operations. As of December 31, 2005, we owned, operated or managed the following properties:

Womacks Casino and Hotel - Cripple Creek, Colorado

Since 1996 we have owned and operated Womacks Casino and Hotel in Cripple Creek, Colorado through our wholly owned subsidiary, WMCK Venture Corporation. Womacks has 590 slot machines (of which 323 are cashless gaming machines), six limited stakes gaming tables, 21 hotel rooms, and one restaurant. It has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, also known as Highway 67, with approximately 23,000 square feet of floor space. Gaming in Colorado is “limited stakes”; which restricts any single wager to a maximum of five dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 98% of total gaming revenues at Womacks and over 96% in Cripple Creek, is currently impacted only marginally by the five dollar limitation.

Management believes that an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking spaces. We presently own 310 parking spaces and lease an additional 90 spaces for a total of 400 spaces. We believe we have sufficient close proximity parking, but covered parking garages maintained by two of our competitors provide them with an advantage during inclement weather.

Expansion projects at Womacks in 2002 and 2003 increased gaming space by approximately 5,000 square feet. Most importantly, because the construction spanned an alley behind the existing property, Womacks will be able to continue a single level expansion of the casino to the rear of the property, if desired, at a later date. The total construction cost of both projects, excluding new slot machines, was approximately $2.3 million.

Our future plans include the possibility of upgrading existing hotel rooms, increasing the number of hotel rooms and expanding the gaming floor space. Any future upgrades or expansion will be dependant on market development.

Caledon Hotel, Spa and Casino - Caledon, South Africa

We own and operate the Caledon Hotel, Spa and Casino through our subsidiary Century Casinos Caledon (Pty) Limited (“CCAL”). Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wildflower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa and Casino site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa), which offers us some protection from seasonality because Womack’s revenues are higher during summer. The Caledon Hotel, Spa and Casino has 350 slot machines, nine unlimited stakes gaming tables, 81 hotel rooms, and three restaurants. Casino gaming in South Africa is “unlimited wagering” where each casino can set its own limits

Index

We are in the process of subdividing approximately 450 out of 500 acres of undeveloped land that we own adjacent to the Caledon Hotel, Spa and Casino. We intend to sell or lease the land to an independent contractor and have them develop a 27 hole signature golf estate on the transferred property with approximately 450 residential homes and to link the property to the existing nine-hole municipal golf course by adding another nine holes surrounded with resort housing elements. We expect that the development of the golf estate will encourage additional visits to the existing casino operation.

Casino Millennium - Prague, Czech Republic

In January 1999, we, through our wholly owned subsidiary Century Casinos Management, Inc., entered into a 20-year agreement to operate a casino in the five star Marriott Hotel in Prague, Czech Republic. The Casino Services Agreement, as amended, provides for a casino service fee payable to Century Resorts International Ltd. of €7,250 per month (approximately $8,600 per month as of December 31, 2005), plus VAT (if applicable). The hotel and casino opened in July 1999, and we have since acquired a 50% interest in the project.

Cruise Ships

Silversea Cruises

On May 27, 2000, we signed a casino concession agreement with Silversea Cruises, a luxury, six-star cruise line based in Fort Lauderdale, Florida for five years of casino operation on each ship. The agreement gives us the exclusive right to install and operate casinos aboard four Silversea vessels. We operate each shipboard casino for our own account and pay concession fees based on gross gaming revenue. We discontinued operations on the Silver Shadow cruise ship at the end of September 2005. On March 8, 2006, we received notification from Silversea Cruises that the concession agreement with the Silver Whisper will not be renewed as of July 2, 2006 and that the concession agreement with the Silver Wind will not be renewed as of May 3, 2007. In addition, we also received notification that the concession agreement with the Silver Cloud will not be renewed as of March 30, 2006; however, the Company deems that we did not receive timely written notification of the Silversea’s intention to discontinue this agreement on the Silver Cloud, as required by the original concession agreement. As a result, the operation of the casino aboard the Silver Cloud subsequent to March 30, 2006 is uncertain at this time. Currently, we have a total of 52 slot machines and 10 tables on these three remaining ships.

The World of ResidenSea

On August 30, 2000, we signed a five year casino concession agreement with ResidenSea Ltd., the operator of The World of ResidenSea, which is the world’s first luxury residential resort community at sea continuously circumnavigating the globe. The ResidenSea vessel has a total of 165 residences consisting of 106 private apartments, 19 studio apartments and 40 studios with purchase prices ranging from $0.8 million to $6.3 million.

We have equipped the casino with 20 slot machines and three gaming tables and operate the casino aboard the vessel, which had its maiden voyage in March 2002. We operate the casino for our own account and pay concession fees based on gross gaming revenue. In addition, we have a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement. Under the terms of the current agreement, the casino concession aboard the World of ResidenSea will expire in March 2007.

Index

Oceania Cruises

On March 28, 2003, we signed a five year casino concession agreement with Oceania Cruises, Inc., a Miami-based operator in the upper premium segment of the cruise industry. In October 2005, we extended the agreement until the year 2012. Under the agreement with Oceania, we have the exclusive right to install and operate casinos aboard two 684-passenger cruise vessels, the Insignia and the Regatta, as well as the exclusive right to become Oceania’s exclusive casino concessionaire for any new ships that Oceania might bring into service.

In April 2003, we opened a casino aboard the Insignia. The opening of the casino aboard the Regatta followed in June 2003. In April 2004, we opened a casino aboard an additional Oceania vessel, the Nautica. We have a total of 108 slots machines and 15 tables on the Oceania cruise ships.

Additional Company Projects

In addition to the operations described above, we have a number of potential gaming projects in various stages of development. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could have a materially adverse effect on a proposed project or eliminate its feasibility altogether. For example, in order to conduct gaming operations in most jurisdictions, we must first obtain gaming licenses or receive regulatory clearances. To date, we have obtained gaming licenses or approval to operate gaming facilities in Colorado, Louisiana, on an American Indian reservation in California, the Czech Republic, the Western Cape province of South Africa and in Alberta, Canada. While management believes that we are licensable in any jurisdiction, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to satisfy ourselves that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. All of these risks should be viewed in light of our limited staff and limited capital. For more information on these and other risks related to our business, see Item 1A, “Risk Factors”.

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, Century Casinos Tollgate, Inc., entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $48.7 million development is planned to include a 60,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. We contributed $3.5 million cash equity to the project through Century Casinos Tollgate, Inc., in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options valued at $5.7 million, net of mortgages, for a 35% interest. Of the $48.7 million in overall project costs, $3.5 million were originally contributed by us, $39.5 million will be financed externally, and the balance of $5.7 million is the net value of the minority partner’s contribution. On August 2, 2005, we secured $4.5 million in additional funding from a private investor, which was subsequently paid from the proceeds of our Austrian Depositary Certificate offering (See Item 8 - Note 8 for additional information). On November 21, 2005, we entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders (See Item 8 - Note 6 for additional information). The newly formed entity that owns the project, CC Tollgate LLC, is in the process of obtaining licensing from the Colorado Division of Gaming. Another of our wholly owned subsidiaries, Century Casinos Management, Inc., has entered into a Casino Services Agreement to manage the property once the project is operational. Casino licenses in Colorado are not limited in number by state gaming laws and are primarily subject to successful background investigations by the Colorado Division of Gaming. We currently are licensed in Colorado for gaming at Womacks Casino and Hotel in Cripple Creek. The principals of Tollgate Venture LLC currently have gaming licenses in the State of Colorado as well. We expect the licensing process with the Colorado Division of Gaming to be routine and that the license will be granted upon the completion of the casino. Construction is expected to be completed by the third quarter 2006.

Index

Central City and Black Hawk are historical mining towns situated adjacent to each other and located in the Rocky Mountains approximately 35 miles west of Denver. Each city offers limited stakes gaming, and the first casinos opened in both cities in 1991. On November 19, 2004, a new $45.2 million four lane highway (Central City Parkway) opened to the public. We believe this road offers a safer and faster alternative route from the greater Denver area to Central City and Black Hawk, Colorado. The Central City Parkway is entirely new construction and connects I-70, the main east/west interstate highway in Colorado, first to Central City and then on to Black Hawk. We believe that the alternate route, which is a narrow two lane highway that enters these cities first at Black Hawk, is a more dangerous drive than the Central City Parkway. We believe Central City is now a prime location for limited stakes gambling establishments because the new parkway provides easy access from I-70 and because the parkway goes through Central City before going on to Black Hawk. All traffic entering Central City via this parkway must go directly past our proposed casino’s main entrance and parking structure. The Colorado Division of Gaming reports an increase in Adjusted Gross Proceeds (AGP) of 36.5% for Central City casinos and a 1.5% increase for Black Hawk for 2005 as compared to 2004. We believe the substantial increase in AGP for Central City is attributable to the Central City Parkway.

Edmonton, Canada - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. for approximately $2.4 million ($3.0 million Canadian). Our local partner, 746306 Alberta, Ltd., contributed a 7.25 acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, we purchased the remaining 43.6% minority shareholder interest in CRA for approximately $6.3 million ($7.3 million Canadian). We paid approximately $5.0 million ($5.8 million Canadian) at closing with the remainder payable on the first anniversary of the opening of the casino. Century Resorts Alberta, Inc. is developing a Century casino and hotel in Edmonton, Alberta, Canada. Excluding the costs to purchase the minority shareholder’s interest, the $30.5 million ($35.8 million Canadian) project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $30.5 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.2 million ($20.0 million Canadian) will be financed through a loan from Canadian Western Bank, $9.0 million ($10.5 million Canadian) will be provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a $17.2 million ($20.0 million Canadian) credit facility with Canadian Western Bank (“CWB”) for the development of the casino property (See Item 8 - Note 6 for additional information). Construction is expected to be completed by the fourth quarter 2006. Upon completion of construction, Century Resorts Alberta, Inc. expects to receive its gaming license from the Alberta Gaming and Liquor Commission (AGLC). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. We have also entered into a long-term agreement to manage the facility.

Index

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

Newcastle, South Africa - In November 2005, we entered into an agreement for the purchase of a 60% controlling stake in Balele Leisure (Pty) Ltd (“Balele”) which owns the Monte Vista Casino in Newcastle, South Africa and to manage Balele’s entire casino, resort and hotel operations. Balele has secured approximately 70 acres of land in a more prominent and higher traffic area in Newcastle with plans to develop a new location for the Monte Vista Casino. The construction of this new location will cost up to 61.0 million Rand (approximately $9.6 million), excluding VAT. The purchase price for the controlling 60% stake was 57.5 million Rand (approximately $8.6 million). An additional 2.5 million Rand (approximately $0.4 million) would be payable if the casino revenue during the first twelve months of operation in the new location exceeds 95 million Rand (approximately $14.2 million). The terms of the management agreement provide for a payment to Century Casinos of 3.75% of total revenues, plus 7.5% of Balele’s EBITDA (earnings before interest, tax, depreciation and amortization). The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals. The current casino in a temporary facility has 200 slot machines and seven gaming tables. The initial gaming mix in the permanent facility will be 225 slot machines and seven gaming tables. Newcastle has a population of approximately 350,000 and is situated halfway between Johannesburg and Durban in the province of Kwazulu Natal, the most populous province of South Africa with over 10 million inhabitants.

United Kingdom - In December 2005, we announced plans to develop and operate a casino in Croydon, London, United Kingdom. Century Casinos’ partner in the project is the Westmead Business Group Limited, owner and operator of the Airport House and the Aerodrome Hotel in Croydon. The project will comprise a Large Casino (as defined in the UK Gambling Act 2005) with a customer area of at least 16,000 square feet for a minimum of 30 gaming tables and 150 slot machines, an expansion of the hotel to 150 rooms, two restaurants and several bars, a health club, an events and conference center for 300 guests, the existing airport museum as well as fully serviced office suites. Westmead Business Group and the Company will cooperate to secure planning and zoning permission for the proposed development and make applications for operating and personal casino licenses under the new UK Gambling Act as soon as the newly established Gambling Commission accepts such applications (estimated in the second half of 2006).

Gauteng, South Africa - In 1997, together with Silverstar Development Ltd, we applied to the Gauteng Gambling Board (GGB) for a casino license in Gauteng, South Africa. After a preliminary determination to award a license to the project and a subsequent series of legal challenges and lawsuits, the license has still not been issued, resulting in Silverstar not being able to commence with the casino development. On March 29, 2005, the Supreme Court of Appeal upheld an earlier High Court decision to award the license to Silverstar, but the project remains subject to regulatory and related approvals being secured by Silverstar and a group led by Akani Leisure Investments, Ltd.

In December 2004, we entered into agreements to sell a portion of our interest in the Gauteng project and granted options to Silverstar and the Akani group to purchase our remaining interests in the Gauteng project. We received an initial payment of approximately $1.7 million (10.0 million Rand) for the sale of 100% of the outstanding common stock of one of our indirect wholly-owned subsidiaries, the only asset of which was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million (3.0 million Rand), of which the entire amount was fully reserved, repayable in six equal annual installments with interest commencing January 1, 2007. We have, therefore, only recognized net cash proceeds of $1.2 million (7.0 million Rand) in the transaction.

Index

The exercise price of the purchase options totals approximately $6.8 million (40.3 million Rand). Exercisability of the purchase options is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. Notwithstanding the decision by the Supreme Court of Appeal on March 29, 2005, the outcome of these approvals is unknown at this time; therefore the amounts have not been recorded.

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

Upon satisfaction of the conditions necessary to exercise their purchase option, the Akani group has agreed to provide the funds necessary for Silverstar to complete the project in the event the license is ultimately issued. With the financial backing of the Akani group, we believe funding is now available for Silverstar to complete its tasks and provide a higher level of assurance that we will ultimately get a return, via the exercise of the option, on our efforts to date. Pursuant to the Supreme Court’s decision, the Silverstar project provides for up to 700 slot machines and 30 gaming tables. Should the option not be exercised, CCI’s involvement in the project will be restored to the previous level of ownership and management.

Marketing Strategy

We do not follow a specific marketing strategy throughout the Company but instead focus on local circumstances and the respective market areas. Our marketing strategy centers around rewarding repeat customers through our player’s club programs. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Currently, our player’s club cards allow us to update our database and track member gaming preferences, maximum, minimum, and total amount wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our player’s club.

Womacks Casino and Hotel.  Womacks is a well established and well known casino operation in the region. However, marketing efforts focus on attracting new customers and turning them into repeat customers. As competition in Cripple Creek is intense, approximately 25% of Womacks gaming revenues are allocated to marketing measures. The marketing strategy of Womacks highlights promotion of the Womacks Gold Club, a player’s club with a database containing profiles on over 100,000 members. Gold Club members receive benefits from membership, such as cash, coupons and food and lodging shown as promotional allowances in the consolidated statement of operations, and merchandise and preferred parking. Those who qualify for VIP status receive additional benefits in addition to regular club membership. Status is determined through player tracking. Members receive information about upcoming events and parties, and, depending on player ranking, also receive invitations to special events. We also market Womacks through a variety of media outlets including radio, print and billboard advertising which target Colorado Springs and Pueblo, the dominant markets for Cripple Creek. As one of the larger casinos in Cripple Creek, we are able to provide more choice to the customers in type of slot machines and promotional offers to our customers. We also continue to refine the interior of the facilities and modify the slot machine mix. In addition, we have the capacity to expand Womacks in the rear of the property on a single level at a later date.

Index

Caledon Hotel, Spa & Casino.  As with Womacks, the marketing strategy of The Caledon Hotel, Spa & Casino highlights promotion of its player’s club, which currently has over 52,000 active members, and building its player information database. Player’s club members receive benefits such as cash, coupons and food and lodging shown as promotional allowances in the consolidated statement of operations, and merchandise and preferred parking. Player’s club members who qualify for VIP status receive additional benefits. Status is determined through player tracking. Members receive newsletters of upcoming events and parties, and, depending on player ranking, also receive invitations to special events. We market an array of amenities at the resort to our guests as a complement to the gaming experience. These currently include an 81-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, as well as the outdoor experience (a team building facility). We are reviewing plans to re-use the former equestrian center, which was not in service during the second quarter, in conjunction with a proposed golf course development.

Central City, Colorado.  Central City is a larger catchment area than Cripple Creek due to its proximity to Denver, Colorado. Due to our casino’s prominent location on the new road into Central City from I-70, we intend to draw the attention of people passing by. Our main entrance to our parking structure will be located on this main road and the parking structure will be the main parking facility for Central City customers. Additionally, this parking garage will be paid for, in part, by Central City in exchange for allowing public parking. The pedestrian exit from the parking garage will be through our casino.

Edmonton, Canada. Our casino and hotel in Edmonton will operate under the name “Century Casino and Hotel.” Although it is not yet in operation, we expect that it will be the only casino in Edmonton with a hotel and a dinner theatre. Apart from another casino that is part of a shopping mall, we will be the only casino with a parking garage as well. Therefore, our main marketing activities will focus on package offers combining the casino with the hotel and/or the dinner theatre. The casino will be located in a highly populated area with the closest competing full casino approximately 20 minutes away.

Casino Millennium and Cruise Ships. We generally do not advertise or otherwise formulate the marketing strategy for these casinos, which we operate under management or concessionaire agreements.

Competition

The Cripple Creek, Colorado Market - Cripple Creek, located approximately 45 miles southwest of Colorado Springs, Colorado, is a historic mining town dating back to the late 1800’s that has developed into a tourist stop. Traffic generally is heaviest in the summer months and decreases to its low point in the winter months.

Cripple Creek is one of only three Colorado cities, exclusive of Indian gaming operations, where casino gaming is legal, the others being Central City and Black Hawk. As of December 31, 2005, there were 19 casinos operating in Cripple Creek, which represented 29% of the gaming devices and generated 20% of gaming revenues from these three cities for the year then ended.

The tables below set forth information obtained from the Colorado Division of Gaming regarding gaming revenue by market and slot machine data for Cripple Creek from calendar year 2003 through 2005. Adjusted Gross Proceeds (“AGP”) is the net win from gaming activities reported to the licensing jurisdiction. We use AGP to measure performance relative to competitors within our respective markets. This data is not intended by us to imply, nor should the reader infer, that it is any indication of future Colorado or Company gaming revenue.

Index

ANNUAL GAMING REVENUE BY MARKET
Amounts shown in thousands

	2005	% change Over Prior Year	2004	% change Over Prior Year	2003	% change Over Prior Year
CRIPPLE CREEK	$151,011	1.6%	$148,689	4.3%	$142,525	0.0%

Black Hawk	$531,878	1.5%	$524,035	3.6%	$505,851	-3.5%

Central City	$72,610	36.5%	$53,179	6.6%	$49,909	-5.5%

COLORADO TOTAL	$755,499	4.1%	$725,903	4.0%	$698,285	-3.0%

ANNUAL CRIPPLE CREEK SLOT DATA
Amounts shown in thousands, except slot data

	2005	% change Over Prior Year	2004	% change Over Prior Year	2003	% change Over Prior Year
Total Slot Revenue	$146,275	1.7%	$143,802	3.8%	$138,560	0.0%

Average Number Of Slots	4,752	2.9%	4,618	9.2%	4,228	1.0%

Average Win Per Slot Per Day	84 dollars	-1.2%	85 dollars	-5.6%	90 dollars	-1.1%

ANNUAL WOMACKS CASINO SLOT DATA
Amounts shown in thousands except slot data

	2005	% change Over Prior Year	2004	% change Over Prior Year	2003	% change Over Prior Year
Total Slot Revenue	$18,733	-2.7%	$19,262	-6.6%	$20,625	-12.5%

Average Number Of Slots	618	-4.8%	649	4.3%	622	-2.8%

Average Win Per Slot Per Day	83 dollars	2.5%	81 dollars	-11.0%	91 dollars	-9.9%

Market Share of Cripple Creek AGP	12.8%	-4.5%	13.4%	-10.1%	14.9%	-12.4%

Index

Gaming in Colorado is “limited stakes,” which restricts any single wager to a maximum of five dollars. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 98% of total gaming revenues at Womacks and 96% in Cripple Creek, is currently impacted only marginally by the five dollar limitation.

We face intense competition from other casinos in Cripple Creek, including a handful of casinos of similar size to or larger than Womacks, and many other smaller casinos. We attribute the reduction in our revenue and the decrease in our market share in Cripple Creek during the past two years to the opening of two additional casinos in Cripple Creek over the same time period. We seek to compete against other casinos through promotion of Womacks Gold Club and other marketing efforts. We believe that the casinos likely to be more successful and best able to take advantage of the market potential of Cripple Creek will be the larger casinos, such as Womacks, that have reached a certain critical mass.

Covered parking garages provided by two of our competitors impact the casino, particularly during inclement weather, providing both with a significant number of close proximity parking spaces. Both competitors also have a large number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. We have not yet decided on the next phase of expansion, but we own all of the vacant property adjacent to the casino and are able to expand if we conclude that expansion is in our best interest.

Womacks competes, to a far lesser extent, with 21 casinos in Black Hawk and six casinos in Central City. Black Hawk and Central City are also small mountain tourist towns, which adjoin each other and are approximately 35 miles from Denver and a two and one-half hour drive from Cripple Creek. The primary market for Cripple Creek is the Colorado Springs metropolitan area, and the primary market for Black Hawk and Central City is the Denver metropolitan area.

The Caledon, South Africa Market - Caledon is a small agricultural community located approximately 60 miles east of Cape Town. It lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wildflower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa and Casino site. Caledon experiences its heaviest traffic during the December holiday season (summer in South Africa). Casino gaming in South Africa operates on an “unlimited wagering” basis where each casino sets its own limits. Caledon has 350 slot machines and 9 table games including blackjack, roulette and poker.

The Caledon Hotel, Spa and Casino is one of four casinos currently operating in the Western Cape Province, which has a population of approximately four million. Construction of a competitor’s casino approximately 45 minutes away in Worcester, the fifth and last casino permitted in the Western Cape under the Gaming Act, began in November 2005 with an opening projected by the second half of 2006. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa and Casino faces intense competition from a large casino located in Cape Town approximately one hour from Caledon and, to a much lesser degree, two other casinos. We compete against these casinos by emphasizing Caledon’s destination resort appeal in its marketing campaign, by promotion of its players club and by superior service to its players.

The National Gambling Board in South Africa has approved the introduction of Limited Payout Machines, or LPMs. A total of 2,000 LPMs will be introduced in the Western Cape and no more than 200 of these devices are expected for the Overberg region of the Western Cape, the market in which Caledon operates. An approved operator, which can have a maximum of five LPMs, will be permitted to operate the devices without the overhead of a typical casino. They will, however, be subject to central monitoring.

Index

The tables below set forth information obtained from the Western Cape Gambling and Racing Board regarding gaming revenue by market and slot machine data for the Western Cape market from calendar year 2003 through 2005. AGP is the net win from gaming activities reported to the licensing jurisdiction. We use AGP to measure performance relative to competitors within this market. This data is not intended by us to imply, nor should the reader infer, that it is any indication of future South African or Company gaming revenue.

ANNUAL GAMING REVENUE BY MARKET
Amounts shown in thousands

		2005		% change Over Prior Year	2004		% change Over Prior Year	2003		% change Over Prior Year
				(1)			(1)			(1)
CALEDON CASINO	Rand	R	91,817	14.6%	R	80,088	17.8%	R	67,976	11.3%
	USD equivalent		$14,549			$12,540			$9,211

Other three casinos	Rand	R	1,550,909	21.2%	R	1,279,219	20.8%	R	1,058,619	12.2%
	USD equivalent		$262,569			$200,346			$143,298

WESTERN CAPE TOTAL(1)	Rand	R	1,643,143	20.9%	R	1,359,307	20.7%	R	1,126,595	12.2%
	USD equivalent		$278,118			$212,886			$152,509

(1)	Excluding effects of fluctuations in foreign exchange rate.

THE CALEDON HOTEL SPA AND CASINO ANNUAL DATA
Amounts shown in thousands, except slot data

	2005		% change Over Prior Year	2004		% change Over Prior Year	2003		% change Over Prior Year
Total Slot Revenue	R	85,856	17.5%	R	73,066	17.2%	R	62,345	12.8%
		$13,607	18.9%		$11,440	35.5%		$8,443	58.0%
Market Share of Western Cape AGP		5.6%	-5.1%		5.9%	-1.7%		6.0%	-1.6%

Average Number Of Slots		307	6.6%		288	5.1%		274	7.9%
Average Win Per Slot Per Day		766 Rand	10.5%		693 Rand	11.3%		623 Rand	4.5%
		121 dollars	11.0%		109 dollars	29.8%		84 dollars	44.8%

Market Share of Western Cape # of Slot Machines		9.4%	-16.8%		11.3%	3.7%		10.9%	-2.7%

Average Number Of Tables		9	0.0%		9	12.5%		8	0.0%

Market Share of Western Cape # of Tables		9.5%	-3.1%		9.8%	11.4%		8.8%	-11.1%

Index

Central City, Colorado - Our casino under development in Central City will have a prime location at the end of the Central City Parkway and a parking garage offering free parking. Due to the advantageous location, we believe that we will be a strong competitor in the Central City-Black Hawk market. However, there are a number of large, well established casinos in the market.

Edmonton, Alberta, Canada - In the Edmonton market, we expect to have six competitors (five casinos and one racino). We believe we will have a competitive edge over our competitors as we intend to be the only casino operator with a hotel and a dinner theater. Furthermore, we anticipate being one of two casinos with a parking garage. We have a good market area as the next full casino is approximately 20 minutes away.

Casino Millennium and Cruise Ships - For Casino Millennium and the Cruise Ships, which we operate under management or concessionaire agreements, market data is not available. However, in Prague there are a large number of casinos of similar size and we face intense competition.

Employees

Womacks Casino and Hotel - We employ approximately 175 persons in Cripple Creek, Colorado on a full-time equivalent basis, including cashiers, dealers, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Caledon Hotel, Spa and Casino - The Caledon Hotel, Spa and Casino employs approximately 289 persons on a full-time equivalent basis, including cashiers, dealers, room service, food and beverage service personnel, facilities maintenance staff, security, accounting and marketing personnel. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Cruise Ships - We employ approximately 33 persons onboard the cruise ships. Employees are hired on a short-term contract basis. No labor unions represent the group. Training and supervision is provided by management at Casino Millennium.

Corporate Segment - We employ approximately 20 persons collectively in our Colorado Springs, Colorado, Vienna, Austria and Capetown, South Africa offices on a full-time equivalent basis, including administrative, accounting, finance and management personnel. No labor unions represent the group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities.

Seasonality

Colorado - Our business in Cripple Creek, Colorado is at its highest levels during the tourist season (i.e., from May through September). Our base level (i.e., October through April) is expected to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado. The same will apply to Central City, Colorado.

Caledon Hotel, Spa and Casino - Our business in Caledon is at its highest levels of business during the holiday season in December. Caledon has a comparatively mild climate.

Index

Edmonton, Alberta, Canada - Our future business in Edmonton, Alberta, Canada will be best during the tourist season (May through September) and December. The rest of the year should remain rather constant due to the hotel and the dinner theater which are part of our complex.

Casino Millennium - Our business in Prague, Czech Republic fluctuates significantly with the quality of the players. Unlike our other land based operations in Cripple Creek and Caledon, Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

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

This applies to our operations in both Cripple Creek and Central City.

Index

Caledon, South Africa

Caledon’s gaming operations are subject to regulation by the Western Cape Gambling and Racing Board under national and provincial legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. We believe that we are in compliance with applicable gaming regulations.

Edmonton, Canada

Gaming in Alberta is governed by the provincial government. The Alberta Gaming and Liquor Commission (“AGLC”) administers and regulates the gaming industry in Alberta. Generally, the criminal code prohibits all gaming in Canada except forms of gaming that it specifically allows. Applicants for a gaming license must submit an application and run through an eight-step approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. The AGLC will monitor the casino operator and his compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

Newcastle, South Africa

Newcastle’s gaming operations are subject to regulations by the KwaZulu-Natal Gambling Board under national and provincial legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assesses against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. We have been informed by Balele that they are substantially in compliance with applicable gaming regulations.

Prague, Czech Republic

Casino Millennium’s gaming operations are subject to regulation by the Czech Republic under national legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations. We believe that we are in compliance with applicable gaming regulations.

Cruise Ships

The casinos onboard the cruise ships only operate when they are in international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Index

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

A minimum of 80% of the labor force in Caledon must be comprised of designated persons. A designated person is any person of color plus white females. Currently, 89% of the labor force in Caledon is comprised of designated persons. The license holder must undertake to allocate 20% of net profit of the casino, as defined in the casino license agreement, to Black Empowerment Partners. Caledon is obliged to allocate at least 50% of its procurement costs to Black Empowerment companies by December 31, 2006.

Financial Information By Segment

See “Item 8 - Financial Statements and Supplementary Data” - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning each of the Company’s operating segments.

Item 1A.	Risk Factors.

Factors That May Affect Future Results

Substantially all of our net operating revenue is derived from our Cripple Creek, Colorado and Caledon, South Africa casinos, and any factors that adversely impact one or both of these facilities may have a significant impact on our results of operations.

Approximately 91% of our net operating revenue for the year ended December 31, 2005 was derived from our casinos in Cripple Creek and Caledon. We expect that a substantial portion of our revenue for the immediate future will continue to be derived from our operations at these two facilities. If new competitors enter one of these markets or economic conditions in one of these regions deteriorate or a business interruption to one of these facilities occurs, our revenue could decline significantly, which may have a material adverse effect on the price of our common stock or Austrian Depositary Certificates (“ADCs”).

We face significant competition, and if we are not able to compete successfully our results of operations will be harmed.

We face intense competition from other casinos in Cripple Creek, Colorado and in the Western Cape region of South Africa. Competitors in Cripple Creek include some casinos of similar size to or larger than ours and many other smaller casinos. In South Africa, we compete with a much larger casino in Cape Town, and to a lesser extent with two smaller casinos. By the end of 2006, we expect to be competing against a new casino in Worcester, an approximate 45 minute drive from Caledon. We seek to compete in the Colorado market through promotion of the Womacks Gold Club and other marketing efforts, and in South Africa by emphasizing Caledon’s destination resort appeal, players’ club programs, and by superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. In addition, the primary market served by our Cripple Creek facility is Colorado Springs, Colorado, which is 45 miles away, and Cripple Creek is generally not a destination resort. The number of casino and hotel operations in Cripple Creek may exceed market demand, which could make it difficult for us to sustain profitability.

Index

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout much of the world. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could attract players that might otherwise visit our casinos. The resulting loss of revenue at our casino may have a material adverse effect on our business, financial condition and results of operations. We are particularly vulnerable to competition at our Cripple Creek facility. If other gaming operations were to open closer to Colorado Springs, our operations in Cripple Creek could be substantially harmed, which would have a material adverse effect on our operations.  In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us.

We face extensive regulation and taxation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

Licensing requirements. As owners and operators of gaming facilities, we are subject to extensive state, local, and in South Africa, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Division of Gaming or the Western Cape Gambling and Racing Board, may for any reason set forth in applicable legislation, rules and regulations limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We may not be able to obtain such renewals or approvals. For instance, we expended substantial funds to develop a riverboat gaming operation in Franklin County, Iowa and did not receive a gaming license from the appropriate regulatory agency. As a result, we were forced to terminate the project. In addition, we have invested in a casino project in the West Rand Area outside Johannesburg, South Africa and the granting of the license for this project has been delayed by litigation. It is uncertain when, if ever, the licensing process for this project will be completed. Our licenses for Edmonton, Alberta, Canada and Central City, Colorado are pending and may not be issued. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

Gaming authorities in the U.S. generally can require that any beneficial owner of our common stock and other securities, including ADCs or common stock underlying the ADCs, file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock (including shares of common stock underlying ADCs) from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Index

Potential changes in regulatory environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. For instance, in November 2003, a Colorado ballot issue was proposed that would have permitted the installation of at least 500 video lottery terminals or “VLTs” at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. If this ballot issue had passed, our casino operations in Cripple Creek might have suffered from reduced player visits and declining revenue. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado or other markets in which we operate.

Taxation and fees. We believe that the prospect of significant revenue is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, provincial and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state provincial and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could materially increase our tax expenses and impair our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We are currently developing and intend to operate a casino and hotel in Edmonton, Alberta, Canada, a casino and hotel in Central City, Colorado, a casino and hotel in Newcastle, South Africa, and we have invested in a proposed casino project in an area known as West Rand, outside Johannesburg, South Africa. We have also agreed in principle to the joint development of a project in Croydon, United Kingdom. Each of these projects have pending applications for gaming licenses, and we would be required to obtain a gaming license for any additional facility we attempt to open. Each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing applications and fees, background investigations and related costs, fees of counsel, possible legal challenges and other associated processes and preparation costs. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs, which could be significant. For instance, we invested approximately $0.2 million in the proposed project we were jointly pursuing in Franklin County, Iowa before the license for the project was denied.

Even if we receive licenses to open and operate proposed new facilities, commencing operations at our proposed new casino projects will require substantial development. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. One or more of these risks may result in any of our currently proposed properties not being successful. If we are not able to successfully commence operations at these properties, our results of operations will be harmed.

Index

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

We derive our revenue from operations located on three continents and on cruise ships operating around the world. Our management is located in the U.S., South Africa and Continental Europe (Czech Republic and Austria). As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes. Moreover, economic or political instability in one or more of our markets could adversely affect our operations in those markets.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks, such as those that occurred on September 11, 2001, and related to the war with Iraq, which may affect our customers' willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

The Cripple Creek market, which is important to our business, is subject to seasonal fluctuations.

Because Cripple Creek is a mountain tourist town, its gaming market is subject to seasonal fluctuations. Typically, gaming revenues are greater in the summer tourist season and are lower from October through April. During the year ended December 31, 2005, the revenue attributable to our Cripple Creek operations fluctuated from a high of $5.0 million in the third quarter to a low of $3.8 million in the first quarter. If we are not able to offset seasonal declines in our Cripple Creek operations with additional revenue from other sources, our quarterly results may vary considerably from period to period, which could cause the price of our common stock or ADCs to be volatile.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. For instance, in August 2002, Prague experienced a devastating flood throughout the city. Public access to the city in the vicinity of the Casino Millennium, which we operate, was severely limited for months following the disaster and negatively affected casino operations. High winds and blizzards limit access to our property in Cripple Creek from time to time, and hurricanes or severe storms may impact the operations of our cruise ship casino facilities. Weather also could adversely affect our casinos in Central City, Colorado and Edmonton, Alberta, Canada. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

Index

Construction delays and budget overruns could adversely affect our development of new casino projects and may harm our business.

We currently are engaged in the development of new casino projects in Central City, Colorado and Edmonton, Alberta, Canada and have plans to commence construction on new facilities in Newcastle, South Africa and Croydon, United Kingdom. We also evaluate other opportunities to expand our portfolio of casino properties as they become available, and we may in the future engage in additional construction projects. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Unanticipated cost increases or other factors may result in the estimated budgets we use to plan our investment in new facilities not accurately forecasting the costs of those facilities, in which case our operating results will be adversely impacted by the new projects to a greater degree than we initially planned. In addition, if our initial budgets are not accurate, we may need to pursue additional financing to complete a proposed project, which may not be available on favorable terms or at all. For example, prior to our execution of a fixed cost contract for the construction of the Edmonton project, our construction costs for the project increased from initial estimates by approximately $3.5 million ($4.0 million Canadian), or 22.0%. The adverse impact on our results of operations resulting from cost overruns on any construction projects we undertake may harm our stock or ADC prices.

Construction projects entail significant risks, which can cause substantial delays in completing a project in addition to increasing the costs of the project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, and weather interference. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant delays with respect to development projects could result in a delay in our ability to recognize revenue from a new project, even though we would recognize a portion of the development costs of the project as construction was ongoing. This could adversely affect our results of operations.

Fluctuations in currency exchange rates could adversely affect our business.

Our facility in Caledon, South Africa represents a significant portion of our business, and the revenue generated and expenses incurred by the Caledon facility are generally denominated in South African Rand. A decrease in the value of the Rand in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our South African operations when translated into U.S. dollars, which would adversely affect our consolidated results and could cause the price of our common stock and ADCs to decrease. In addition, we expect to expand our operations into other countries and, accordingly, we will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations in the Rand, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

The loss of key personnel could have a material adverse effect on us.

We are highly dependent on the services of Erwin Haitzmann, our Chairman and Co Chief Executive Officer, Peter Hoetzinger, our Vice Chairman and Co Chief Executive Officer, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Index

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

Our revolving credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, primarily through our Colorado operating subsidiary, including maximum leverage ratios and total fixed cost coverages. In addition, our revolving credit facility restricts, among other things, our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. If we fail to comply with the restrictions contained in our revolving credit facility, the resulting event of default could result in our lender accelerating the indebtedness under the credit facility. These restrictions limit our operating flexibility and may cause us not to engage in transactions that we would otherwise consider to be advantageous to our stockholders.

Our casino management agreements may be terminated at any time.

In addition to our casinos in Cripple Creek and Caledon, we currently operate casinos on seven cruise ships and the Casino Millennium in Prague. We operate the casinos on the cruise ships pursuant to casino concessionaire agreements with three different cruise ship charter companies and we operate the Casino Millennium in Prague according to a casino services agreement. The contracts with the cruise ship operators and the casino services agreement for the operation of the Casino Millennium all provide for cancellation with a limited notice period in the event of our default under the respective agreements. Accordingly, we could lose the revenue stream associated with these contracts on short notice, which may adversely affect our operating results.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While we have not experienced any shortages of energy that have hampered our operations, the substantial increases in the cost of electricity and natural gas in the U.S. may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases. Dramatic increases in fuel prices may also adversely affect customer visits to our casino properties.

Index

We may be required in the future to record impairment losses related to the goodwill we currently carry on our balance sheet.

We had $8.7 million of goodwill as of December 31, 2005 and $8.8 million of goodwill as of December 31, 2004. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of the goodwill we report on our balance sheet. If we were to determine that the value of the goodwill carried on our balance sheet is impaired, we may be required to record an impairment charge to write down the value of our goodwill, which would adversely affect our results during the period in which we recorded the impairment charge.

Certain anti-takeover measures we have adopted may limit our ability to consummate transactions that some of our security holders might otherwise support.

We have a fair price business combination provision in our certificate of incorporation, which requires approval of certain business combinations and other transactions by holders of 80% of our outstanding shares of voting stock. We also have adopted a stockholder rights plan that allows our stockholders to purchase significant amounts of our common stock at a discount in the event any third party acquires a significant ownership interest in us or attempts to acquire us without the approval of our Board of Directors. In addition, our certificate of incorporation allows our Board of Directors to issue shares of preferred stock without stockholder approval. These provisions generally have the effect of requiring that any party seeking to acquire us negotiate with our Board of Directors in order to structure a business combination with us. This may have the effect of depressing the price of our common stock, and may similarly depress the price of the ADCs, due to the possibility that certain transactions that our stockholders might favor could be precluded by these provisions.

Certain provisions in our certificate of incorporation may require one or more holders to sell their stock or ADCs to us, even if the holder would not otherwise want to divest itself of our common stock or ADCs.

Gaming regulations in various jurisdictions in which we operate impose certain restrictions on the equity ownership of licensed casino operators. In order to facilitate compliance with these regulations and to preserve our ability to be awarded additional gaming licenses in the future, our certificate of incorporation includes a provision which allows our Board of Directors to redeem shares of stock (including shares of common stock underlying the ADCs) held by one or more stockholders to the extent necessary to keep us in compliance with existing gaming regulations or to allow us to secure additional gaming licenses. As a result, a stockholder or holder of ADCs could be required to sell our stock at a time when such stockholder or holder of ADCs may consider our securities to be undervalued or may otherwise not want to sell our securities.

The U.S. Internal Revenue Service or other taxing authorities may assert that we owe additional taxes.

The U.S. Internal Revenue Service ("IRS") is in the process of conducting an examination of our U.S. federal income tax returns for the year ended December 31, 2003. We do not expect a settlement that might result from the audit to be materially in excess of amounts accrued. We may also be examined by tax authorities in other jurisdictions in which we operate. Our Company’s Return of Income: Company and Close Corporation filed for South Africa for 2000 and 2001 is being audited by the South African Revenue Service. We do not expect any settlement that might result from this audit to be materially in excess of amounts accrued. In the event the IRS or other taxing authorities determine that we have not paid the proper amount of income taxes, we may be required to pay additional taxes as well as interest, penalties, and fees. Payment of any such amounts could have a material adverse effect on our results of operations during the period in which we make the payments.

Index

Service of process and enforceability of certain foreign judgments is limited.

We are incorporated in the U.S. and a substantial portion of our assets are located in the U.S. and South Africa. In addition, some of our directors and officers named in this prospectus are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to effect service of process within Austria upon the Company or such persons or to enforce judgments obtained against them in such courts based on civil liability provisions of the European securities laws.

Outside investors own preference shares in our Caledon, South Africa operation, which may reduce our return on investment from that property.

Century Resorts Limited (“CRL”) owns 100% of the common equity of CCAL, our South African subsidiary that owns and operates the Caledon Hotel, Spa and Casino. Unrelated third parties own preference shares that entitle them to a priority on distributions in certain circumstances. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of such shares to dividends of 20% of the after-tax profits of each financial year directly attributable to the Caledon casino business in that year, subject to, as determined by the directors of CCAL in their sole and absolute discretion, any working capital, capital expenditure requirements, loan obligations and liabilities attributable to the casino business. Although no dividends have been paid out so far, these dividend rights would reduce the return that we would otherwise receive from our investment in this property. Furthermore, should the casino business be sold or otherwise dissolved, the preferred shareholders would be entitled to 20% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business.

In January 2006, CCAL authorized a new class of preferred shares with a lower dividend rate and liquidation preference than the existing class of preferred shares, and CCAL is offering the new class of preferred shares for the shares currently outstanding. However, the existing shareholders may elect not to exchange their shares, and in that case would retain the preferred shares with the 20% dividend rate and liquidation preference.
Risks Related to our Common Stock and the ADCs

We do not anticipate paying cash dividends on our shares of common stock or ADCs in the foreseeable future.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock, or the ADCs, in the foreseeable future. Our revolving credit facility prohibits us from paying cash dividends on our shares of common stock if payment of such dividends would cause us to violate financial covenants stated in the credit agreement.

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which is characterized by small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market varied from a low of $6.02 to a high of $10.91 during 2005. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

Index

Investors in our ADCs will not have, and our stockholders do not have, any preemptive rights relating to future issues of ADCs or shares of our common stock.

Neither the Delaware General Corporation Law nor our certificate of incorporation provides for statutory preemptive rights for stockholders or ADC holders. Therefore, in the event we decide to issue further shares or other securities our existing stockholders and our ADC holders will not have statutory preemptive rights to purchase such shares or other securities.

Because we are a foreign corporation to the Vienna Stock Exchange, the Austrian and other European takeover regimes do not apply to our company.

Austrian takeover law does not apply to foreign corporations listed on the Vienna Stock Exchange. Should an investor decide to take over our Company, Delaware law (including laws relating to the enforceability of our stockholder rights plan) would apply, and neither our stockholders nor our ADC holders could rely on the Austrian or any other European takeover regime to apply to such a takeover. As a result, if you are a holder of ADCs you may be forced to sell the ADCs at a price that is less than you paid or that is less than you otherwise would accept.

Investors whose currency is not denominated in the same currency as to which their common stock or ADCs are traded will incur exposure to fluctuating exchange rates.

For investors whose currency is not denominated in the same currency as to which their common stock or ADCs are traded, fluctuations in the value of the common stock or ADCs currency against the investor’s currency will affect the market value of our shares and the ADCs, expressed in the investor’s currency. In addition, such fluctuations may also affect the conversion into the investor’s currency of cash dividends and other distributions paid on our shares and ADCs, if any, including proceeds received upon a sale or other disposition of our common stock and ADCs.

Item 1B.	Unresolved Staff Comments.

None.

Index

Item 2.	Properties.

Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Womacks	23,000	3.5	590	6	21	1
Caledon	13,660	600	350	9	81	3
Casino Millennium (2)	6,200	-	38	16	-	-
Cruise Ships (total of seven) (3)	6,770	-	180	28	-	-

(1)	Approximate.
(2)	Operated under a casino services agreement. In January 2004, we purchased 40% of the operation, bringing our ownership interest to 50% as of that date.
(3)	Operated under concession agreements.

Cripple Creek, Colorado, United States

We own approximately 3.5 acres in Cripple Creek, Colorado used in connection with the operations of Womacks Casino and Hotel which includes buildings and parking spaces related to our casino and hotel operations. This property is collateralized by a first mortgage held by Wells Fargo Bank in connection with our revolving credit facility. See Note 6, “Long-Term Debt”, to the Consolidated Financial Statements for further information.

We lease 10 city lots from the City of Cripple Creek, Colorado for parking. The lease terms include annual rental payments of approximately $0.1 million and an expiration date of May 31, 2010. The agreement contains a purchase option for us to purchase the property for $3.3 million, less cumulative lease payments, at any time during the remainder of the lease term.

Central City, Colorado, United States

We own a 65% interest in a venture that owns approximately 1.1 acres in Central City, Colorado to be used for the development of a casino, hotel and parking garage. All together, the new development is expected to contain approximately 60,000 square feet of casino and back of house and 500 parking spaces within a 155,000 square feet, four story, parking structure.

Caledon, South Africa

We own approximately 600 acres in Caledon, South Africa. This property contains a 180,000 square foot building for our casino, hotel and spa operations and is collateralized by a first mortgage bond over land, buildings and equipment held by Nedbank Limited of South Africa. Approximately 500 acres of this property is undeveloped at this time.

Edmonton, Alberta, Canada

Effective January 2006, we own 100% of the project in Edmonton, Alberta, Canada. The project is on a 7.25 acre facility site and when completed is expected to include a casino with 600 slot machines and approximately 31 table games, food and beverage amenities, a dinner theatre, a 300 space underground parking garage and a 26-room hotel.

Index

Corporate Offices

We currently lease office spaces for corporate and administrative purposes in Colorado Springs, Colorado; Vienna, Austria; and Cape Town, South Africa.

In the opinion of management, the space and equipment owned or leased by the Company are adequate for existing operating needs.

Item 3.	Legal Proceedings.

We are not a party to, nor are we aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Capital Market on November 10, 1993. The following table sets forth the low and high sale price per share quotations of the common stock as reported on the NASDAQ Capital Market for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Actual prices may vary.

Quarter Ended	Low	High

March 31, 2004	$2.76	$3.50
June 30, 2004	$3.26	$6.30
September 30, 2004	$3.75	$6.20
December 31, 2004	$5.27	$9.97

March 31, 2005	$7.08	$9.62
June 30, 2005	$6.25	$10.91
September 30, 2005	$6.02	$7.82
December 31, 2005	$6.80	$8.96

In October 2005, we issued 7,132,667 new shares of our common stock, in the form of Austrian Depositary Certificates (“ADCs”), to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Each ADC, which is traded on the Vienna Stock Exchange, is equivalent to one share of our common stock. For the quarter ended December 31, 2005, the market price of the ADCs ranged from a low of €5.78 ($6.90 on October 11, 2005) to a high of €7.65 ($9.12 on December 13, 2005) (Source: Wiener Börse).

At December 31, 2005, we had approximately 68 holders of record of our common stock. We estimate that the number of beneficial owners is approximately 2,570. At this time, there is an indeterminate number of beneficial owners of our common stock represented by ADCs trading on the Vienna Stock Exchange.

At the present time, we intend to use any earnings that may be generated to finance the growth of the Company’s business. Our credit facilities currently limit the payment of dividends. No dividends have been declared or paid by the Company, and we do not presently intend to pay dividends.

Index

The following table provides the information as of December 31, 2005 relating to securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities underlying outstanding options, warrants and rights)
Equity compensation plans approved by security holders	1,986,210	$2.33	1,965,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,986,210	$2.33	1,965,000

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2005, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. The Company’s Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of December 31, 2005 there were 1,986,210 options outstanding, of which 1,951,210 options were issued under the EEIP and 35,000 options have been issued under the 2005 Plan.

Index

Item 6.	Selected Financial Data.

The selected financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the Year Ended December 31,
Amounts shown in thousands except for share information	2005	2004	2003	2002	2001
			(1)
Results of Operations:
Net Operating Revenue	$37,445	$35,765	$31,430	$29,337	$29,456
Net Earnings (2) (3) (7)	4,481	4,738	3,246	3,079	2,455
Net Earnings per Share:
Basic	$0.28	$0.35	$0.24	$0.23	$0.18
Diluted	$0.25	$0.30	$0.22	$0.20	$0.16
Balance Sheet:
Cash and Cash Equivalents (6)(8)	$37,167	$8,411	$4,729	$4,582	$3,031
Total Assets (4) (8)	123,563	71,204	54,817	51,143	44,819
Long-Term Debt	17,934	17,970	14,913	16,531	15,991
Total Liabilities (6)	32,232	30,825	21,769	24,040	22,641
Total Shareholders’ Equity (8)	91,331	40,379	33,048	27,103	22,178
Cash Dividends Per Common Share (5)	$--	$--	$--	$--	$--

(1)	In January 2003, we, through CCA, acquired the remaining 35% interest in CCAL.

(2)
Effective 2002, in accordance with SFAS No. 142, we no longer amortize goodwill and other intangible assets with indefinite useful lives. The goodwill amortization expense, net of income taxes, for the year ended December 31, 2001 was $1.2 million.

(3)
In 2002, we wrote down the value of the non-operating casino property and land held for sale in Nevada by approximately $0.5 million and recorded an approximate $0.4 million write-off for advances made and pre-construction costs incurred in conjunction with the Gauteng project and an approximate $0.3 million write-off for unpaid casino technical service fees from Casino Millennium.

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

(7)	In 2004, we recovered approximately $0.2 million in receivables that had been written off in 2002 and a foreign currency gain of $0.4 million recognized on the disposition of Verkrans.

(8)
In 2005, we raised $46.2 million in net proceeds by way of a stock offering on the Vienna Stock Exchange. As of December 31, 2005, cash and cash equivalents includes $26.2 million from the stock offering.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, and as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” “potential” or “continue”, or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts are forward-looking statements.

Results of Operations

Overview

Since our inception, we have been primarily engaged in developing and operating gaming establishments and the related lodging and restaurant facilities. We derive revenue from the net proceeds of our gaming machines and tables, and from hotel and restaurant facilities.

We are managed in six segments: (i) Cripple Creek, Colorado, the operations of Womacks Casino and Hotel; (ii) Central City, Colorado, the development of a new casino, (iii) Edmonton, Canada, the development of a new casino, (iv) South Africa, primarily related to the operations of the Caledon Hotel, Spa and Casino; (v) cruise ship casino operations for several vessels; and (vi) Corporate and other operations including corporate gaming projects for which we have long-term service contracts.

We continue to experience strong competition in both our Cripple Creek, Colorado and South African segments. We face competition in both segments from both larger and smaller casinos in the area. In our Cripple Creek, Colorado segment two of our competitors provide covered parking garages adjacent to their facilities which provide them with an advantage during inclement weather and peak tourist season. We continue to aggressively market in both Cripple Creek, Colorado and South Africa, primarily through the use of our player’s club programs.

Results of Operations for the Years ended December 31, 2005, 2004 and 2003

We reported net operating revenue of $37.5 million for the year ended December 31, 2005, compared to $35.8 million in 2004 and $31.4 million in 2003. For 2005, 2004 and 2003, Womacks represented 46%, 49% and 59% of total net operating revenue, respectively, while Caledon represented 45%, 42% and 36% for the same periods.

Casino revenue increased $1.8 million, or 5.1%, to $36.4 million in 2005 as compared to 2004. Casino revenue in 2004 increased $2.8 million, or 8.7%, to $34.6 million as compared to 2003. These increases are primarily the result of gains made in the South African market. Hotel, food and beverage revenue increased $0.2 million, or 4.6%, to $4.5 million during 2005 as compared to 2004. Hotel, food and beverage revenue increased $0.8 million or 21.1% to $4.3 million in 2004 as compared to 2003. The increases in hotel, food and beverage revenue during the three year period is primarily attributable to renovating and relocating certain restaurant facilities in Cripple Creek, Colorado and increased theme dinners and banquets at our South Africa property. Other revenue decreased by $0.3 million or 28.3% to $0.8 million in 2005 as compared to 2004. The higher revenue in 2004 is primarily due to the foreign currency gain of $0.4 million recognized on the disposition of Verkrans. Other revenue increased by $0.4 million or 69.2% to $1.1 million in 2004 as compared to 2003, primarily as the result of the foreign currency gain recognized on the disposition of Verkrans. Promotional allowances, which are made up of complimentary revenue, cash points and coupons, are rewards we give our loyal customers to encourage them to continue to patronize our properties. Such awards reduced gross revenues by approximately 10% in 2005, 11% in 2004 and 13% in 2003.

Index

Casino operating expenses were $14.3 million, $13.8 million and $11.7 million for 2005, 2004 and 2003, respectively. The increase of $0.5 million, or 3.9%, from 2005 to 2004 is primarily the result of revenue growth and currency exchange rate fluctuations in the South African segment. Casino operating expenses in 2004 increased $2.1 million, or 17.9%, as compared to 2003 primarily due to growth in the South African and ship segments and fluctuation in the currency exchange rate.

Hotel, food and beverage expenses were $2.8 million in 2005, $3.1 million in 2004 and $2.6 million in 2003. The decrease of $0.3 million from 2004 to 2005 resulted from a decrease in hotel occupancy in the South African segment. Hotel, food and beverage expenses increased $0.5 million, from 2003 to 2004 because of the corresponding increase in food and beverage revenues generated at additional outlets opened or expanded between 2003 and 2004.

General and administrative expenses were $11.1 million in 2005 compared to $8.9 million in 2004 and $7.7 million in 2003. The $2.0 million increase in general and administrative expenses in 2005 was due primarily to the implementation of section 404 of the Sarbanes-Oxley Act of 2002 and staff additions to aid in its implementation, coupled with expenditures associated with the development of the Central City and Edmonton projects. General and administrative expenses increased $1.4 million in 2004 over 2003 primarily as a result of staff increases at the corporate level to support the expansion efforts and compliance requirements, expenditures incurred in conjunction with new Company projects and the effect of foreign currency fluctuations, primarily the Rand.

Depreciation expense was $3.3 million in 2005, $3.0 million in 2004 and $2.7 million in 2003. Changes in depreciation expenses during the three year period ended December 31, 2005 relate to on-going property improvement projects.

Our earnings from operations for the year ended December 31, 2005 were $5.8 million compared to $7.0 million in 2004 and $6.8 million in 2003. Earnings from operations decreased $1.2 million, or 16.6% in 2005, primarily as a result of a decrease in earnings in Cripple Creek, Colorado, the increase in expenditures at the Corporate & Other segment associated with the Sarbanes-Oxley section 404 implementation, and the addition of expenditures associated with the Central City, Colorado and Edmonton, Canada development projects. The change from 2003 to 2004 is primarily a result of an increase in earnings from operations in Caledon, the gain recognized on the sale of Verkrans and the recovery of receivables from the sale of our interest in Gauteng, South Africa offset by a decrease in earnings from operations in Cripple Creek, Colorado.

Interest expense was $2.3 million in 2005, $1.6 million in 2004 and $2.0 million in 2003 and results primarily from our credit facilities with Wells Fargo and the outstanding notes to Nedbank Limited and ABSA Bank in South Africa. Please see Note 6, “Long-term Debt” of the Notes to Consolidated Financial Statements for further information.

Income tax expense was $0.3 million for 2005 compared to $0.7 million in 2004 and $1.8 million in 2003. The decrease in the tax expense is the result of a reduction in pre-tax earnings and the tax benefit recognized on the exercise of non-statutory stock options in 2005. The decrease of $1.1 million in 2004 as compared to 2003 is primarily related to the inclusion of management fees paid by our South African operations to their Mauritian parent in 2004, which are taxed at a rate of 3%. In 2004, approximately $2.1 million of our pre-tax income totaling $5.2 million is attributable to our Mauritian subsidiary and was taxed at an effective rate of 3%.

Index

Our net earnings for 2005 were $4.5 million, or $0.28 per share compared to net earnings of $4.7 million, or $0.35 per share in 2004 and $3.2 million, or $0.24 per share in 2003. The additional shares issued in conjunction with the ADC offering in October 2005 diluted the reported earnings per share for 2005 by $0.03.

A discussion by business segment follows below.

Cripple Creek, Colorado Segment

The operating results of the Cripple Creek, Colorado segment, primarily the operations of Womacks, for the years ended December 31, 2005, 2004 and 2003 are as follows:

Dollar amounts shown in thousands	2005	2004	2003	% Change 2005 v. 2004	% Change 2004 v. 2003
Operating Revenue
Casino	$18,934	$19,486	$20,981	-2.8%	-7.1%
Hotel, food and beverage	1,472	1,544	1,267	-4.7%	21.9%
Other (net of promotional allowances)	(3,295)	(3,469)	(3,818)	-5.0%	-9.1%
Net operating revenue	17,111	17,561	18,430	-2.6%	-4.7%

Costs and Expenses
Casino	6,514	6,828	6,702	-4.6%	1.9%
Hotel, food and beverage	619	586	357	5.6%	64.1%
General and administrative	3,804	3,641	3,686	4.5%	-1.2%
Depreciation	1,703	1,512	1,349	12.6%	12.1%
	12,640	12,567	12,094	0.6%	3.9%
Earnings from operations	4,471	4,994	6,336	-10.5%	-21.2%
Interest income	13	12	12	8.3%	-%
Interest (expense)	(1,066)	(784)	(1,059)	36.0%	-26.0%
Interest expense on non-Cripple Creek debt allocated to Corporate and Other Segment	1,325	907	1,058	46.1%	-14.3%
Other income, net	-	-	2	-%	-100.0%
Earnings before income taxes	4,743	5,129	6,349	-7.5%	-19.2%
Income tax expense	1,802	1,949	2,413	-7.5%	-19.2%

Net Earnings	$2,941	$3,180	$3,936	-7.5%	-19.2%

Overall operating results for the segment were impacted by the casino results detailed below.

Market Data

	2005	2004	2003
Market share of the Cripple Creek Slot AGP	12.8%	13.4%	14.9%
Average number of slot machines	618	649	622
Market share of Cripple Creek gaming devices	13.0%	14.1%	14.7%
Average slot machine win per day	83 dollars	81 dollars	91 dollars
Cripple Creek average slot machine win per day	84 dollars	85 dollars	90 dollars

When comparing 2005 to 2004, the Cripple Creek market grew by 1.6%. Management continues to focus on the marketing of the Womacks Casino through the Gold Club. Womacks’ market share of slot AGP decreased in 2005 by 4.5%, primarily due to increasing competition within the market. Womacks has continued the effort to improve the customer experience by converting 323 slot machines, over 50% of the total machines on the floor, to cashless gaming devices. These ongoing improvements are expected to further improve customer service.

Index

During this period, the relative percentage of personnel cost and the cost of participation machines to net operating revenue contributed to the erosion in earnings from operations. Management regularly evaluates these overhead costs to maintain a satisfactory cost benefit relationship.

When comparing 2004 to 2003, the Cripple Creek market grew by 4.3%. In December 2003 and in June 2004, additional casinos opened in Cripple Creek, bringing the total number of casino licenses to 19 as of December 31, 2004 compared to 17 for the majority of 2003 and reduced Womacks’ market share of gaming devices by 5%. We spent approximately $3 million in 2004 to upgrade the product mix on the gaming floor, improve the player tracking system and introduce cashless gaming machines. During 2004, Womacks replaced approximately 149 slot machines and added 20 slot machines on the floor.

In order to outfit Womacks with the most popular gaming machines, Womacks leased approximately 35 slot machines from manufacturers in 2005, compared to 39 in 2004 and an average of 37 in 2003, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the branded games that are being introduced to the market are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as an expense, in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these agreements was $0.5 million, $0.5 million and $0.4 million in 2005, 2004 and 2003, respectively.

Hotel, Food and Beverage

When comparing 2005 and 2004, hotel revenue, included in hotel, food and beverage revenue, decreased by 7.6% as a result of decrease in the hotel occupancy to 83% from 92% in 2004. Hotel occupancy decreased due to a restructuring of the player comp policy. When comparing 2004 and 2003, hotel, food and beverage revenue increased by 21.9%, as a result of an increase in the hotel occupancy rate to 92% in 2004 from 85% in 2003, and the opening of an additional food outlet. All of the revenue generated by the hotel operations is derived from comps to better players, the value of which is included in promotional allowances.

Womacks operated two restaurants, “Bob’s Grill” and the “Cut Above Buffet” to provide an alternative to patrons of the casino. The “Cut Above Buffet” was opened in May 2004 and operated on the second floor of the casino. As a means to attracting new customers, the “Cut Above Buffet” was operated at a lower food and beverage operating margin than “Bob’s Grill”. Although the “Cut Above Buffet” attracted new customers to Womacks Gold Club, it was not a significant stimulus to gaming revenue, resulting in its closure on July 30, 2005.

Other

Comparing 2005 to 2004, Womacks casino incurred approximately $0.1 million in fees from consultants that assisted in the implementation of Sarbanes-Oxley section 404 controls, but was otherwise able to limit increases in administrative expenses. Comparing 2004 to 2003, we were able to control general and administrative costs through effective cost control measures.

The $0.2 million increase in depreciation expense when comparing 2005 to 2004 is primarily the result of the addition of gaming equipment during 2004. The $0.2 million increase in depreciation expense when comparing 2004 to 2003 results from an increase of approximately $0.2 million in depreciation on new additions less the reduction in depreciation on assets that are fully depreciated.

Index

The segment allocated $1.3 million, $0.9 million and $1.1 million in net interest expense to the Corporate & Other segment during the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense on the amounts advanced by Womacks, but not repaid, to fund the Company’s acquisitions and the repurchase of the Company’s common stock is calculated using the effective rate on all borrowings under Womacks’ revolving credit facility. In December 2005, CCI repaid these funds to Womacks.

The Cripple Creek, Colorado segment recognized income tax expense of $1.8 million in 2005 versus $1.9 million in 2004, and $2.4 million in 2003, principally the result of a decrease in earnings before income taxes. The effective tax rate has remained stable at 38% over the three year period.

Index

South African Segment

The operating results of the South African segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Intercompany transactions, including fees to its Mauritian parent, shareholder’s interest and their related tax effects have been eliminated within the segment’s results. Improvement in the Rand versus the dollar when comparing 2005 to 2004 and 2004 to 2003 has had a positive impact on the reported revenues and a negative impact on expenses. Operational results in US dollars for the years ended December 31, 2005, 2004 and 2003 are as follows: (See next page for results in Rand).

CALEDON

Amounts shown in thousands	2005	2004	2003	% Change 2005 v. 2004	% Change 2004 v. 2003
Operating Revenue
Casino	$14,549	$12,540	$9,211	16.0%	36.1%
Hotel, food and beverage	3,050	2,778	2,301	9.8%	20.7%
Other (net of promotional allowances)	(584)	(348)	(363)	67.8%	-4.1%
Net operating revenue	17,015	14,970	11,149	13.7%	34.3%

Costs and Expenses
Casino	5,637	5,096	3,993	10.6%	27.6%
Hotel, food and beverage	2,157	2,548	1,996	-15.3%	27.7%
General and administrative	2,529	2,170	1,552	16.5%	39.8%
Depreciation	1,471	1,343	1,070	9.5%	25.5%
	11,794	11,157	8,611	5.7%	29.6%
Earnings from operations	5,221	3,813	2,538	36.9%	50.2%
Interest income	51	112	161	-54.5%	-30.4%
Interest expense	(651)	(788)	(929)	-17.4%	-15.2%
Early debt repayment expense	(181)	-	-	100.0%	-%
Loss on foreign currency translation	-	-	(7)	-%	100.0%
Earnings before income taxes	4,440	3,137	1,763	41.5%	77.9%
Income tax expense	1,308	943	581	38.7%	62.3%
Net Earnings	$3,132	$2,194	$1,182	42.8%	85.6%

CENTURY CASINOS AFRICA

Operating Revenue
Other (including promotional allowances) (1)	$-	$364	$-	-100.0%	100.0%
Net operating revenue	-	364	-	-100.0%	100.0%
Costs and Expenses
General and administrative	196	161	352	21.7%	-54.3%
Recovery of receivables previously written off	-	(175)	-	-100.0%	100.0%
Depreciation	2	-	3	100.0%	-100.0%
	198	(14)	355	1514.3%	-103.9%
Loss from operations	(198)	378	(355)	-152.4%	206.5%
Interest expense, net	(32)	-	-	100.0%	-%
Other income, net	147	39	28	276.9%	39.3%
Loss before income taxes	(83)	417	(327)	-119.9%	227.5%
Income tax (benefit)	(53)	(37)	(94)	43.2%	-60.6%
Net Loss	$(30)	$454	$(233)	-106.6%	294.8%

MINORITY INTEREST EXPENSE	$-	$-	$(22)	-%	-100.0%
SOUTH AFRICA NET EARNINGS (LOSS)	$3,102	$2,648	$927	17.1%	185.7%

Average exchange rate (Rand/USD)	6.33	6.45	7.43	-1.9%	-13.2%

(1)	2004 includes foreign currency translation adjustment for sale of Verkrans, net of cost of disposition.

Index

Operational results in Rand for the years ended December 31, 2005, 2004 and 2003 are as follows:

CALEDON

Amounts shown in thousands	2005		2004		2003		% Change 2005 v. 2004	% Change 2004 v. 2003
Operating Revenue
Casino	R	91,817	R	80,088	R	67,976	14.6%	17.8%
Hotel, food and beverage		19,257		17,753		17,061	8.5%	4.1%
Other (net of promotional allowances)		(3, 716)		(2,260)		(2,584)	64.4%	-12.5%
Net operating revenue		107,358		95,581		82,453	12.3%	15.9%

Costs and Expenses
Casino		35,629		32,555		29,365	9.4%	10.9%
Hotel, food and beverage		13,633		16,247		14,998	-16.1%	8.3%
General and administrative		16,043		13,813		11,484	16.1%	20.3%
Depreciation		9,328		8,595		7,950	8.5%	8.1%
		74,633		71,210		63,797	4.8%	11.6%
Earnings from operations		32,725		24,371		18,656	34.3%	30.6%
Interest income		322		724		1,216	-55.5%	-40.5%
Interest expense		(4,099)		(5,072)		(6,950)	-19.2%	-27.0%
Early debt repayment expense		(1,200)		-		-	100.0%	-%
Gain (loss) on foreign currency translation		1		5		(49)	-80.0%	-110.2%
Earnings before income taxes		27,749		20,028		12,873	38.6%	55.6%
Income tax expense		8,187		6,018		4,284	36.0%	40.5%
Net Earnings	R	19,562	R	14,010	R	8,589	39.6%	63.1%

CENTURY CASINOS AFRICA

Operating Revenue
Other (including promotional allowances)	R	-	R	(86)	R	-	100.0%	-100.0%
Net operating revenue (loss)		-		(86)		-	100.0%	-100.0%
Costs and Expenses
General and administrative		1,281		992		2,640	29.1%	-62.4%
Recovery of receivables previously written off		-		(1,003)		-	-100.0%	-100.0%
Depreciation		16		-		18	100.0%	-100.0%
		1,297		(11)		2,658	-11890.9%	100.4%
Loss from operations		(1,297)		(75)		(2,658)	-1629.3%	97.2%
Interest expense, net		(202)		-		-	100.0%	-%
Other income, net		936		238		215	293.3%	10.7%
Loss before income taxes		(563)		163		(2,443)	-445.4%	106.7%
Income tax (benefit)		(338)		(234)		(713)	44.4%	-67.2%
Net (Loss) Earnings	R	(225)	R	397	R	(1,730)	-156.7%	122.9%

MINORITY INTEREST EXPENSE	R	-	R	-	R	(176)	-%	-100.0%
SOUTH AFRICA NET EARNINGS	R	19,337	R	14,407	R	6,683	34.2%	115.6%

Index

Casino Market Data (in Rand)

	2005	2004	2003
Market share of the Western Cape AGP	5.6%	5.9%	6.0%
Market share of Western Cape gaming devices	9.4%	11.3%	10.9%
Average number of slot machines	307	288	274
Average slot machine win per day	766 Rand	693 Rand	623 Rand
Average number of tables	9	9	8
Average table win per day	1,942 Rand	2,132 Rand	1,928 Rand

The results discussed below are all based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

When comparing 2005 and 2004, the 14.6% increase in the gross casino revenue is attributable to the continued marketing efforts. We market an array of amenities at the resort to our guests as a complement to the gaming experience. These currently include an 81-room hotel, a variety of dining experiences, three bars, the historic mineral hot spring and spa, the outdoor experience (a team building facility) and a conference facility. Additionally, Caledon increased the average number of slot machines by 6.6% over the same period. Revenue growth was slowed for 2005 due to the closure of a significant portion of the main east/west highway to Caledon from April 11, 2005 to May 27, 2005, a result of severe flooding in the area. In addition, the South African government introduced new currency notes during the second quarter of 2005 and the casino experienced an initial rejection rate of 80% on these new notes, which diminished as the Company installed new bill validation software for the wide variety of slot machines maintained by the Company.

When comparing 2004 and 2003, the 17.8% increase in gross gaming revenue is attributable to a number of factors including an increase in the number of slot machines to 300 from 290 and one additional table, the continuous marketing of cash coupons and improved management.

Hotel, Food and Beverage

Hotel occupancy was 44% for 2005 compared to 48% in 2004. Hotel revenue increased 38.6% due mainly to upgraded rooms (i.e. standard rooms becoming suites) and their corresponding increases in room rates. Leisure sales increased by 44.9% in 2005 compared to 2004. These increases in revenue were offset by a decrease in conference sales of 20.3% in the corresponding period. Food and beverage revenue decreased by 0.7% primarily due to a decrease in hotel occupancy, the closure of a restaurant in the third quarter and the decrease in the convention business.

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

The 2.6 million Rand reduction in hotel, food and beverage expenses results primarily from the elimination of a separate hotel marketing staff, which decreased advertising and promotion costs for the hotel. In previous years, CCAL advertised the casino and hotel operations separately. Current marketing efforts have focused on emphasizing the overall resort qualities of the operation, inclusive of both the casino and hotel. This has helped reduce Caledon’s overall marketing costs.

Index

Other

Other operating revenue principally consists of promotional allowances and revenue generated from the resort’s ancillary services, which include the adventure center, spa center, and conference room rental.

The conversion to cashless gaming in March 2005 has resulted in a significant increase in the accumulation of points earned by players reported as an offset to operating revenue, other. All patrons of the casino are required to create a personal players account and play with a card on which they always earn points. Although gaming revenue increased, the point liability accrued for over 52,000 active player accounts affected the reported results by approximately 0.5 million Rand, net of taxes.

Interest expense for CCAL has decreased due to the early repayment of the term loan with ABSA in July 2005 and the early repayment of a series of capital leases in February 2005, offset by additional interest due on a 60 million Rand term loan borrowed by Caledon in August 2005. In order to repay ABSA Bank, CCAL entered into an overdraft facility with Nedbank Limited in the amount of 18.8 million Rand under which Nedbank extended temporary financing until the long term loan agreement was completed. Caledon incurred a 1.2 million Rand charge relating to the early repayment of the ABSA Bank loan. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on outstanding term loans from 16.9% to a current 9.0%. When comparing 2004 to 2003, interest expense has decreased by 27.0% as the principal balance of the term loans and capitalized lease are repaid. The weighted-average interest rate on the borrowings under term loan agreements for our South African subsidiaries was 10.5% in 2005 and 16.9% in 2004 and 2003.

Depreciation expense has increased because of the completion of a number of improvement projects at CCAL in 2004 and 2005. Depreciable assets increased by 6.4 million Rand in 2005 due primarily to our expansion of the casino’s gaming space, and by 5.3 million Rand in 2004 due to ongoing improvements at the property.

General and administrative expenses at Caledon increased 16.1% in 2005 and 20.3% in 2004 as a result of departmental payroll increases related to the casino expansion and increases in service contracts related to the maintenance on the player tracking system and external security. In 2005, the Company recorded 0.4 million Rand of miscellaneous income for Caledon based upon the estimated amount recoverable on a business interruption claim filed with Caledon’s insurance company related to the road closure in the 2nd quarter.

In 2004, we recovered approximately 1.0 million Rand of previously written off receivables in connection with the sale of our interests in Gauteng, South Africa.

We recognized a foreign currency translation gain on the disposition of Verkrans, resulting from the difference between the exchange rate at the time of purchase in March 2002 and the exchange rate at the time of sale in December 2004. The reported results include a gain of $0.4 million in US dollars, but no corresponding gain in Rand.

Index

Cruise Ships Segment

The Cruise ships segment operating results for the years ended December 31, 2005, 2004 and 2003 are as follows:

Amounts shown in thousands	2005	2004	2003	% Change 2005 v. 2004	% Change 2004 v. 2003
Operating Revenue
Casino	$2,911	$2,615	$1,677	11.3%	55.9%
Other (net of promotional allowances)	240	154	60	55.8%	156.7%
Net operating revenue	3,151	2,769	1,737	13.8%	59.4%

Costs and Expenses
Casino	2,142	1,836	1,172	16.7%	56.7%
General and administrative	-	-	3	-%	-100.0%
Depreciation	144	110	74	30.9%	48.6%
	2,286	1,946	1,249	17.5%	55.8%
Earnings from operations	865	823	488	5.1%	68.6%
Other income, net	-	-	17	-%	-100.0%
Earnings before income taxes	865	823	505	5.1%	63.0%
Income tax expense	26	25	150	4.0%	-83.3%
Net Earnings	$839	$798	$355	5.1%	124.8%

At the end of 2005, we operated casinos on a total of seven ships: three from Silversea, one on the World of ResidenSea and three on Oceania Cruises. The casino concession agreement with the Silver Shadow (part of the Silversea family) terminated at the end of September 2005 and was not renewed. For 2005, the Silver Shadow contributed $0.4 million of net operating revenue and $0.2 million of net income to the consolidated statement of earnings. Also in 2005, the Company extended the casino concession agreement with Oceania Cruises until the year 2012. On March 8, 2006, we received notification from Silversea Cruises that the concession agreement with the Silver Whisper will not be renewed as of July 2, 2006 and that the concession agreement with the Silver Wind will not be renewed as of May 3, 2007. In addition, we also received notification that the concession agreement with the Silver Cloud will not be renewed as of March 30, 2006; however, the Company deems that we did not receive timely written notification of the Silversea’s intention to discontinue this agreement on the Silver Cloud, as required by the original concession agreement. As a result, the operation of the casino aboard the Silver Cloud subsequent to March 30, 2006 is uncertain at this time.

In 2004 we operated casinos on eight ships, four on Silversea, one on the World of ResidenSea and three on Oceania Cruises. In 2003 we operated seven casinos, four aboard Silversea, one on the World of ResidenSea and two on Oceania Cruises. During 2003 the Silversea’s Silver Wind ship returned to service in May after periodic maintenance operations. During the same year we opened casinos aboard the Oceania Insignia and Regatta. Following six months of routine maintenance operations, Silversea’s Silver Cloud and Oceania’s Insignia returned to operations in March 2004. In April 2004, we opened a casino aboard Oceania’s Nautica. The Nautica remained in service until November 2004, when it went into dry dock for routine maintenance. The Nautica returned to service in November 2005.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $1.3 million, $1.0 million and $0.1 million of the total casino expenses incurred in 2005, 2004 and 2003, respectively.

Index

Casino expenses, excluding concession fees, dropped to 29.3% of revenue in 2005 and compared to 30.8% of casino revenue in 2004 and 34.8% in 2003, reflecting our ability to leverage cruise ship operations. In addition, several of the cruise ships were inactive for periods of 2004. We cannot operate our casinos while the ships are in port.

Revenue generated on each cruise fluctuates significantly depending on the number of passengers and the quality of the players. This is a condition that is beyond our control, but does not significantly impact our consolidated results due to the relatively small size of the cruise ship operations in relation to our other operations.

The cruise ship concession agreements were assigned to CRI as of October 1, 2003 and have since been subject to an effective tax rate of 3% in Mauritius. Additionally, for the remaining term of the original concession agreements, any income earned under these agreements are subject to an imputed royalty for US income tax purposes (reported in the corporate and other segment). As a result, the effective tax rate on net income generated by the cruise ships is 6.2%, 6.2% and 32.9% for 2005, 2004 and 2003, respectively.

Index

Corporate & Other Segment

Amounts shown in thousands	2005	2004	2003	% Change 2005 v. 2004	% Change 2004 v. 2003
Operating Revenue
Other	$105	$101	$114	4.0%	-11.4%
Net operating revenue	105	101	114	4.0%	-11.4%

Costs and Expenses
General and administrative	3,741	3,120	2,117	19.9%	47.4%
Depreciation	26	28	172	-7.1%	-83.7%
	3,767	3,148	2,289	19.7%	37.5%
Income from unconsolidated subsidiary	(109)	55	-	-298.2%	100.0%
Loss from operations	(3,771)	(2,992)	(2,175)	26.0%	37.6%
Interest income	253	6	2	4116.7%	200.0%
Interest expense	(1,328)	(922)	(1,081)	44.0%	-14.7%
Other income, net	-	-	9	-%	-100.0%
Non-operating items from unconsolidated subsidiary	(4)	(5)	-	20.0%	-100.0%
Loss before income taxes	(4,850)	(3,913)	(3,245)	23.9%	20.6%
Income tax benefit	(2,655)	(2,131)	(1,273)	24.6%	67.4%
Loss before minority interest	(2,195)	(1,782)	(1,972)	23.2%	-9.6%
Minority Interest	(130)	(106)	-	22.6%	100.0%
Net Loss	$(2,325)	$(1,888)	$(1,972)	23.1%	-4.3%

Net operating revenue principally consists of casino technical service fees earned from operating Casino Millennium in Prague, Czech Republic. Effective September 1, 2002, casino technical service fees and interest due to us are not being accrued until a certainty of cash flow is attained for Casino Millennium. These fees will be recognized when payment is certain.

General and administrative expenses have increased largely due to costs associated with new expansion projects, increases in corporate staffing and costs associated with Sarbanes-Oxley Act compliance. Compliance with the Sarbanes-Oxley Act have also resulted in increased auditing costs.

We increased our staffing levels in advance of our two new projects in order to effectively integrate these operations into our corporate structure. In addition, we have also increased staffing to better comply with the requirements of the Sarbanes-Oxley Act.

Interest income in 2005 is primarily derived from interest earned on the remaining proceeds from the ADC offering in October 2005 in addition to the interest earned on the cash balance in the prime account related to the exercise of stock options.

The Cripple Creek segment allocated $1.3 million, $0.9 million and $1.1 million in interest expense to the Corporate & Other segment during the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense on the amounts advanced by Womacks, but not repaid, to fund the Company’s acquisitions and the repurchase of the Company’s common stock is calculated using the effective rate on all borrowings under Womacks’ revolving credit facility. In December 2005, CCI repaid these funds to Womacks.

The Corporate and Other Segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

Index

Other Projects Under Development

Central City, Colorado

We are developing a casino and hotel project in Central City, Colorado. The $48.7 million development is planned to include a 60,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. We contributed $3.5 million cash equity to the project in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options valued at $5.7 million, net of mortgages, for a 35% interest. Of the $48.7 million in overall project costs, $3.5 million were contributed by us as cash equity, $39.5 million was financed externally, and the balance of $5.7 million is the net value of the minority partner’s contribution. We have also entered into a Casino Services Agreement to manage the property once the project is operational. On August 2, 2005, we secured $4.5 million in funding from a private investor, which was subsequently paid off in October 2005 from the proceeds of our ADC offering in October 2005. On November 21, 2005, we entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. Construction on the Century Casino project is expected to be completed by the third quarter of 2006. We incurred approximately $0.9 million in pre-opening expenses for the project in 2005, of which the entire amount has been allocated to the minority partner in the project by agreement.

Edmonton, Alberta, Canada

On February 24, 2005, we acquired a 56.4% interest in Century Resorts Alberta Inc. (“CRA”) for approximately $2.4 million. Our local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, we purchased the remaining 43.6% minority shareholder interest in CRA for $7.3 million Canadian (approximately $6.3 million). We paid $5.8 million Canadian (approximately $5.0 million) at closing with the remainder payable on the first anniversary of the opening of the casino. CRA is developing a Century casino and hotel project in Edmonton, Alberta, Canada. Excluding the costs to purchase the minority shareholder’s interest, the $30.5 million ($35.8 million Canadian) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $30.5 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.2 million ($20 million Canadian) will be financed through external financing, $9.0 million ($10.5 million Canadian) will be provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a 20.0 million Canadian ($17.2 million) credit facility with Canadian Western Bank (“CWB”) for the development of the casino property. On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility. Construction is expected to be completed by the fourth quarter of 2006. We incurred approximately $0.1 million in pre-opening expenses, net of taxes, for the project in 2005, of which a portion of the expenses have been allocated to the minority partner in accordance based on their ownership percentage in CRA.

Index

Liquidity and Capital Resources

We generate substantial cash flows from operating activities, as reflected in the Consolidated Statement of Cash Flows. These cash flows reflect the impact on our consolidated operations of our marketing programs and on-going cost containment focus.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects, and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities to balance our cash requirements.

Cash and cash equivalents totaled $37.2 million plus restricted cash of $0.9 million at December 31, 2005. Net working capital totaled $30.5 million. Additional liquidity at Womacks may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which we had a total commitment of $26 million ($20.3 million net of the quarterly reduction) and unused borrowing capacity of approximately $19.8 million at December 31, 2005. The maturity date of the borrowing commitment is August 2007. The available balance was reduced by $0.6 million on January 1, 2006, will be reduced by $0.6 million on April 1, 2006 and then further reduced by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to the Company up to the amount of the Company’s capital contributions (currently $14.5 million). Additionally, in July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50 million in aggregate issue price of common stock, preferred stock, debt securities and depositary certificates. In October 2005, under this shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depositary Certificates, through our underwriter, to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Net proceeds from this issuance were approximately $46.2 million. A total of $19.0 million of the proceeds were used to repay outstanding debt. We plan to use the proceeds from this issuance to make investments in additional gaming projects and for working capital and other general corporate purposes.

On November 21, 2005, Century Tollgate, LLC (“CTL”) entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. The loan agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan will convert to a 60-month term loan on the earlier of the 12 month anniversary of the closing of the loan or at such time as the Central City casino has been opened to the public. The $32.5 million construction loan and the CC Revolver will both mature on the fifth anniversary of conversion of the construction loan. The amount outstanding under the term loan is subject to quarterly reductions, beginning at $0.6 million for the first full quarter following the conversion date of the loan, increasing to $1.1 million on the 17th full quarter from the conversion date of the loan, until maturity. Availability under the line of credit will be conditional upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties. We are required to enter into an interest rate hedge for at least 75% of the outstanding amount of the loan on the conversion date, ending on the maturity date of the loan. As of December 31, 2005, the principal balance outstanding under the loan agreement is $8.9 million.

Cash provided by operating activities was $9.5 million, $8.5 million and $5.8 million for 2005, 2004 and 2003 respectively. For a description of the operating activities of the Company, please refer to the consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Index

Cash used in investing activities of $23.6 million for the year ended December 31, 2005 consisted of a $2.4 million contribution by us towards our investment in CRA, less $1.7 million in net cash acquired, $1.9 million in property and equipment additions at Womacks, of which $1.5 million related to the exercise of a purchase option of previously leased property; $2.8 million in property improvements, gaming equipment and security equipment additions at Caledon, South Africa; $0.6 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment; $11.9 million towards construction in Central City, Colorado; and $5.9 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. These were offset by $0.3 million in proceeds from the disposition of property.

Cash used in investing activities of $7.1 million for the year ended December 31, 2004 consisted of: $3.5 million investment by us for Century Casinos Tollgate, Inc. (“CTI”); $0.4 million towards the upgrade of the slot accounting system, $1.9 million towards new slot games, $1.5 million in improvements to the property in Caledon, South Africa; $0.2 million in expenditures to outfit the cruise ships; and $0.5 million in expenditures for other long-lived assets, less $0.2 million in proceeds from the disposition of assets and $0.8 million, 4.4 million Rand, in proceeds from the disposition of the common stock of Verkrans.

Cash used in investing activities of $3.5 million for the year ended December 31, 2003, consisted of: $0.7 million towards the expansion of the Womacks casino at the rear of the property that was completed in the second quarter of 2003, providing a larger, more player friendly gaming space and the ability to increase Womacks’ slot machine capacity; $0.4 million for new slot machines; $0.8 million for additional improvements to the property in Caledon, South Africa; $1.3 million towards the purchase of the remaining 35% interest in Century Casinos Caledon (Pty) Limited, $0.9 million of which was applied against the minority shareholder liability and $0.3 million of which increased the carrying value of the land in Caledon; $0.2 million towards outfitting the two new casinos aboard the luxury cruise ships operated by Oceania and to finish re-outfitting the Silver Wind and $0.5 million due to expenditures for other long-lived assets, less $0.3 million in proceeds from the disposition of assets.

Cash provided by financing activities of $43.9 million for the year ended December 31, 2005, primarily due to the $46.2 million ADC offering, $2.3 million from the exercise of stock options, net borrowings of $8.9 million associated with our construction loan with Wells Fargo Bank for the Central City project, net borrowings of $8.9 million associated with our loan with Nedbank Limited and $0.6 million from the release of restricted cash associated with the ABSA loan for Caledon. These inflows of cash were offset by net repayments of $15.1 million (of which $14.5 million was obtained from the proceeds of the ADC offering) under the revolving credit facilities with Wells Fargo, $3.0 million under the Caledon loan agreement we entered into with ABSA, $1.1 million to our minority investor in Central City for a distribution of their interest and the repayment of an unsecured note payable, deferred financing charges of $2.4 million, a restricted cash deposit of $1.0 million required for our listing on the Vienna Stock Exchange and other net repayments of $0.4 million.

Cash provided by financing activities of $1.9 million for the year ended December 31, 2004 consisted of: net borrowings of $3.9 million under the Womacks revolving credit facility, primarily for the $3.5 million capital contribution to the Central City, Colorado project, net repayments of $1.3 million under the loan agreement with ABSA, repayment of a $0.4 million note payable to a founding shareholder, and other net repayments of $0.2 million, less net borrowing of $0.1 million from a former director, which was subsequently repaid in 2004 and additional deferred financing and licensing charges incurred by the Company with a cost of $0.1 million.

Index

Cash used in financing activities of $2.5 million for the year ended December 31, 2003 consisted of: net borrowings of $0.3 million under the revolving credit facility with Wells Fargo plus $0.9 million in proceeds from the exercise of stock options, less net repayments of $1.3 million under the loan agreement with ABSA Bank, $1.3 million to acquire a loan to CCAL held by the minority shareholder, Caledon Overberg Investments (Proprietary) Limited (“COIL”); $0.1 million towards the repurchase of the Company’s common stock on the open market at cost; and $1.1 million towards the purchase of 489,264 shares of common stock from a former director, James Forbes, at a per share price of $2.26.

On April 8, 2005, CC Tollgate LLC entered into a loan agreement with Colorado Business Bank securing $5.0 million to finance the predevelopment construction costs associated with the development of the Central City, Colorado project. Under the amended terms of the agreement, the loan was to mature on January 4, 2006 at which time the principal was due with interest calculated at prime plus 0.5%. The note was secured by the existing property and improvements and by guarantees provided by the Company and Tollgate Venture LLC. On November 22, 2005, the company repaid the outstanding balance of $3.6 million with funds from the Wells Fargo Bank financing, plus accrued interest.

On August 2, 2005, we secured $4.5 million in funding from a private lender, which bears interest at a rate of 16.7% per annum and was to mature in August 2007. In exchange for the funds, the Company pledged all the outstanding stock of CTI and its equity interest in CTL. Proceeds from these borrowings were used in the development of the casino and hotel in Central City, Colorado. On October 21, 2005, the Company repaid the $4.5 million with proceeds from the ADC offering, plus accrued interest, without penalty.

On September 23, 2005, through our subsidiary CRA, we agreed to terms with Canadian Western Bank for a $20 million Canadian (approximately $17.1 million) credit facility for the development of a casino and hotel in Edmonton, Alberta, Canada. The facility is initially structured as a construction loan maturing within the earlier of 18 months or upon receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, Canadian Western Bank will issue a term loan to CRA, maturing within one to five years at the election of CRA. The loan facility is secured by the assets of CRA and guaranteed by the Company.

The Company’s Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. The Company did not purchase any shares of its common stock on the open market in 2005. Since the inception of the program through December 31, 2005, the Company has repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

The primary source of our future operating cash flows will be from gaming. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at December 31, 2005, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties.

Index

Contractual Obligations and Commercial Commitments

The following is a schedule of our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period Amounts shown in thousands
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$19,638	$1,741	$10,460	$7,437	$-
Capital Lease Obligations	154	68	46	40	-
Operating Leases	751	351	255	145	-
Total Contractual Cash Obligations	$20,543	$2,160	$10,761	$7,622	$-

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

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

Goodwill and Other Intangible Assets - Our goodwill results from the acquisitions of casino and hotel operations and represents excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. We have completed our assessment of goodwill and other intangibles with indefinite lives for impairment at December 31, 2005 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units. For reporting units with goodwill and/or intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We will continue to assess goodwill and other intangibles with indefinite lives for impairment at least annually hereafter. We will also continue to assess the propriety of our assignment of indefinite useful lives to intangible assets through analysis of all pertinent factors used in making such estimates. Included in assets at December 31, 2005 is goodwill of approximately $8.7 million and casino licenses of approximately $1.8 million.

Index

Property and Equipment - At December 31, 2005, we had property and equipment totaling $69.6 million, representing 56% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets and our current operating expectations. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur. We capitalize the cost of property and equipment that is contributed in a business combination at the fair value of the assets that are contributed. Capital assets contributed by our minority interest partners in CC Tollgate LLC and Century Resorts Alberta Inc. were recorded at estimated fair value.

Stock-Based Compensation - We use the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires management to estimate certain variables. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. The Company estimated expected volatility using an average of our common stock price over the preceding twelve month period. For expected lives, an increase in the expected life of an option increases its value. Based on the nature of our options and the individuals that they are being issued to, we have estimated that the expected lives of our options are equal to their contractual terms.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2005. Actual results may differ materially.

Interest Rate Sensitivity

We are subject to interest rate risk on the outstanding borrowing under the credit facility with Wells Fargo. Interest on the credit facility is variable based on the interest rate option selected by us, whereby the interest on the outstanding debt is subject to fluctuations in the prime interest rate as set by Wells Fargo, or LIBOR index charges.

Index

In order to minimize the risk of increases in the prime rate or LIBOR, we previously entered into two interest-rate swap agreements in a total of $11.5 million notional amount of debt. In 1998, we entered into a five-year interest-rate swap agreement, which matured on October 11, 2003 on $7.5 million of debt under the credit facility, whereby we paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. In May 2000, we entered into a five-year interest rate swap agreement, which matured on July 1, 2005 on $4.0 million notional amount of debt under the credit facility, whereby we paid a LIBOR-based fixed rate of 7.95% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. Generally, the swap arrangements were advantageous to us to the extent that interest rates increased in the future and disadvantageous to the extent that they decreased. Therefore, by entering into the interest rate swap agreements, we had a cash flow risk when interest rates dropped. Without the swap agreements, the weighted-average interest rate on the credit facility would have been 6.4% in 2005, 4.1% in 2004, and 4.0% in 2003.

As of and subsequent to December 31, 2005, the Company has no outstanding interest rate swap agreements. However, the Company is required to enter into an interest rate hedge for at least 75% of the outstanding amount of the loan with Wells Fargo for the construction of the Central City project on the date the loan converts from a construction loan to a term loan, ending on the maturity date of the loan. We expect that this agreement will have the effect of converting the floating interest rate on the Central City debt to a fixed rate on the hedged portion.

We are also subject to interest rate risk on the outstanding borrowings with Canadian Western Bank, Nedbank Limited and the revolving credit facility associated with the Central City, Colorado project. Interest on amounts outstanding under these loan agreements are variable and thus subject to fluctuations in their various prime rates. Based on our current outstanding borrowings, a 1.0% movement in the weighted average interest rate would result in an approximate $0.2 million annualized increase or decrease in interest expense.

Foreign Currency Exchange Risk

A total of 45.4% of our net operating revenues for the year ended December 31, 2005 was derived from our South African operations and principally denominated in South African Rand. A total of 41.0% of our expenses for the year ended December 31, 2005 were paid in currencies other than US dollars of which 38.1% was paid in South African Rand, 0.8% was paid in Canadian dollars and 2.1% was paid in Euros. Our US operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increase our exposure to fluctuations in currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations.

Item 8.	Financial Statements and Supplementary Data.

See “Index” on page 2 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Index

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our principal executive officers, principal financial officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(2) and 15d-15(e) under the Securities Exchange Act of 1937, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm - The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

The Company’s management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on the assessment using those criteria, our management believes that, as of December 31, 2005, internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Grant Thornton LLP’s report is included in our 2005 Financial Statements in Item 8 under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - In conjunction with the 2004 audit, our independent registered public accounting firm notified us that it had identified matters involving internal control over financial reporting and its operation that they considered to be a material weakness. These matters related to the controls over the recording of fixed assets in our South African operating subsidiary. The lack of a substantive policy on the capitalization of fixed assets and a deficiency in our internal review process as it relates to the South African operation were the reasons attributed to the failure in detecting this weakness. During the fourth quarter of 2005, we tested the changes made in previous quarters to the authorization and approval processes by which entries are recorded to the financial statements and fixed asset registers. We have concluded that these changes materially improved our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2005 and remediated the material weakness.

Index

Item 9B.	Other Information.

The following disclosures would have otherwise been filed on Form 8-K under the caption “Item 1.01. Entry into a Material Definitive Agreement.”

On February 16, 2006, the Company entered into an Employment Agreement with Mr. Ray Sienko. The agreement will continue until terminated in accordance with the provisions of the agreement. Mr. Sienko’s main duties on behalf of the Company as of the effective date shall be to serve as Chief Accounting Officer of the Company. Mr. Sienko will be paid an annual base salary of $100,000 and an annual bonus at the discretion of the Company’s Compensation Committee. Mr. Sienko also will be eligible for option grants as determined from time to time by the Company’s Incentive Plan Committee. The agreement is subject to various non-compete clauses for a term of six months, in the event of a termination by the Company without cause, and for one year in all other circumstances.

Index

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005, under the captions “Information Concerning Directors and Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co Chief Executive Officers, our President, our Senior Vice President and our Chief Accounting Officer. A complete text of this Code of Ethics is available in Exhibit 14 filed with our Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation.

The information required by this item will be included in our Proxy Statement with respect to its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005, under the caption “Information Concerning Directors and Executive Officers” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement with respect to its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005, under the caption “Voting Securities” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information in this item is incorporated by reference from our Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information in this item is incorporated by reference from our Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005, under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed with this report

1.	Financial Statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

2.	Financial Statement Schedules

None

3.	List of Exhibits

(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(3) Articles of Incorporation and Bylaws

3.1
Certificate of Incorporation (filed with Proxy Statement in respect of the 1994 Annual Meeting of Stockholders and incorporated herein by reference) is hereby incorporated by reference from Exhibit 3.1 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

3.2.2
Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference from Exhibit 11.14 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.4
Rights Agreement, dated as of April 29, 1999, between the Company and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos’ Form 8-A dated May 7, 1999.

4.5
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

Index

4.6
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(10) Material Contracts

10.51
Asset Purchase Agreement dated as of September 27, 1995 by and among Gold Creek Associates, L.P., WMCK Acquisition Corp. and Century Casinos, Inc., including Exhibits and Schedules, along with First Amendment thereto, is hereby incorporated by reference from Exhibit 10.51 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.78
Parking Lease - Option to Purchase dated June 1, 1998, between the City of Cripple Creek (“Lessor”) and WMCK Venture Corporation (“Lessee”) is hereby incorporated by reference from Exhibit 10.78 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.79
Casino Services Agreement dated January 4, 1999 by and between Casino Millennium a.s., Century Casinos Management, Inc. and B.H. Centrum a.s. is hereby incorporated by reference from Exhibit 10.79 to Century Casinos’ Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999.

10.86
Casino Management Agreement, dated December 3, 1999, by and between Caledon Casino Bid Company (Pty) Limited and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference from Exhibit 10.86 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

10.87
Shareholders Agreement, dated December 3, 1999, and Addendum to the Agreement, dated December 9, 1999, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 4.2.3 and 6.7 of this agreement only), Caledon Hotel Spa and Casino Resort (Pty) Limited, Fortes King Hospitality (Pty) Limited, The Overberger Country Hotel and Spa (Pty) Limited, and Senator Trust is hereby incorporated by reference from Exhibit 10.87 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

10.88
Memorandum of Agreement, dated January 7, 2000, by and between B. H. Centrum a.s (a subsidiary of Ilbau and Bau Holding) and Century Casinos, Inc. is hereby incorporated by reference from Exhibit 10.88 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

10.92
Amendment No. 1 to Parking Lease - Option to Purchase, dated February 17, 2000, by and between City of Cripple Creek (“Lessor”) and WMCK Venture Corporation (“Lessee”) is hereby incorporated by reference from Exhibit 10.92 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Index

10.93
Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated April 21, 2000, is hereby incorporated by reference from Exhibit 10.93 to Century Casinos’ Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

10.94
Loan Agreement between Century Casinos Africa (Proprietary) Limited, Caledon Casino Bid Company (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Century Casinos, Inc. (for purposes of clause 14.6 only), dated March 31, 2000, is hereby incorporated by reference from Exhibit 10.94 to Century Casinos’ Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

10.95
Subscription Agreement between Century Casinos Africa (Proprietary) Limited, Caledon Casino Bid Company (Proprietary) Limited, Caledon Overberg Investments (Proprietary) Limited, and Century Casinos, Inc. (for purposes of clause 10.6 only), dated March 31, 2000, is hereby incorporated by reference from Exhibit 10.95 to Century Casinos’ Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

10.98
Shareholders Agreement, dated November 4, 2000, by and between Caledon Casino Bid Company (Pty) Limited, Caledon Overberg Investments (Pty) Limited, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc. (not as a shareholder or party, but for clauses 8.5, 15.1 and 15.2 of this agreement only), Overberg Empowerment Company Limited and The Overberg Community Trust, is hereby incorporated by reference from Exhibit 10.98 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.101
First Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated August 22, 2001, is hereby incorporated by reference from Exhibit 11.01 to Century Casinos’ Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001.

10.102
Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated March 1, 2001, is hereby incorporated by reference from Exhibit 11.02 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.103
Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated March 1, 2001, is hereby incorporated by reference from Exhibit 11.03 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.104
Equity Subscription Agreement by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd. dated September 7, 2001, is hereby incorporated by reference from Exhibit 11.04 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Index

10.105
Memorandum of Agreement by and between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Century Casinos Africa (Pty) Ltd. and Fortes King Hospitality (Pty) Ltd. (and/or its successor to the Hotel Management Agreement - FKH) dated September 20, 2001, is hereby incorporated by reference from Exhibit 11.05 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.106
Amendment to Loan Agreement between Century Casinos Africa (Pty) Limited and Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.), Caledon Overberg Investments (Pty) Limited and Century Casinos, Inc. dated September 20, 2001, is hereby incorporated by reference from Exhibit 11.06 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.107
Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated October 11, 2001, is hereby incorporated by reference from Exhibit 11.07 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.108
Adjustment/Amendment No. 1 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated October 11, 2001, is hereby incorporated by reference from Exhibit 11.08 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.111
Amendment Number 1 to the Equity Subscription Agreement entered into on September 7, 2001 by and between Rhino Resort Limited, Silverstar Development Limited and Century Casinos Africa (Pty) Ltd dated March 2, 2002, is hereby incorporated by reference from Exhibit 11.11 to Century Casinos’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.113
Hotel Management Agreement dated December 3, 1999 between Century Casinos Caledon (Pty) Ltd. (previously known as Caledon Casino Bid Company (Pty) Ltd.) and Fortes King Hospitality (Pty) Ltd., is hereby incorporated by reference from Exhibit 11.12 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.115
Second Amendment to the Amended and Restated Credit Agreement, by and among, WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp. (collectively, the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, dated August 28, 2002, is hereby incorporated by reference from Exhibit 10.115 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.120
Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference from Exhibit 10.120 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.121
Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference from Exhibit 10.121 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Index

10.122
Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Focus Casino Consulting A.G. dated October 12, 2002, is hereby incorporated by reference from Exhibit 10.122 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.123
Adjustment/Amendment No. 2 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated October 12, 2002, is hereby incorporated by reference from Exhibit 10.123 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.124
Sale Agreement between Century Casinos Africa (Pty) Limited and Caledon Overberg Investments (Pty) Limited dated January 7, 2003, is hereby incorporated by reference from Exhibit 10.124 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.131
Adjustment/Amendment No. 3 to Management Agreement by and between Century Casinos, Inc. and Flyfish Casino Consulting A.G. dated March 29, 2004, is hereby incorporated by reference from Exhibit 10.131 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

10.132
Contribution agreement dated as of October 12, 2004 among Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC., is hereby incorporated by reference from Exhibit 10.132 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.133
Limited Liability Company Agreement of CC Tollgate LLC dated as of October 12, 2004, is hereby incorporated by reference from Exhibit 10.133 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.134
Casino Services Agreement by and between CC Tollgate LLC and Century Resorts International Limited dated October 12, 2004, is hereby incorporated by reference from Exhibit 10.134 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.136
Third Amendment to Restated Credit Agreement dated October 27, 2004 among WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., is hereby incorporated by reference from Exhibit 10.136 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.137
Amended and Restated Brokerage Agreement between Novomatic AG and Century Resort Limited (rights transferred from Century Casinos, Inc.) dated October 1, 2004, is hereby incorporated by reference from Exhibit 10.137 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.139
Settlement of Loans Agreement between Century Resorts Limited, Century Casinos Africa (Proprietary) Limited, Silverstar Development Limited and Jose De Silva, effective December 1, 2004, is hereby incorporated by reference from Exhibit 10.139 to Century Casinos’ Current Report on Form 8-K, dated December 7, 2004.

Index

10.141
Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Resorts Limited, transfer all rights to Akani, effective December 1, 2004, is hereby incorporated by reference from Exhibit 10.141 to Century Casinos’ Current Report on Form 8-K, dated December 7, 2004.

10.142
Option Agreement between Akani Leisure Investments (Proprietary) Limited (“Akani”) and Century Casinos West Rand (Proprietary) Limited, transfer all rights to Akani, effective December 1, 2004, is hereby incorporated by reference from Exhibit 10.142 to Century Casinos’ Current Report on Form 8-K, dated December 7, 2004.

10.143
Amendment to Employment Agreement, Dr. Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference from Exhibit 10.143 to Century Casinos’ Current report on Form 8-K, dated February 3, 2005.

10.144
Amendment to Employment Agreement, Mag. Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference from Exhibit 10.144 to Century Casinos’ Current Report on Form 8-K, dated February 3, 2005.

10.145
Assignment of Management Agreement by and between Century Casinos, Inc and Flyfish Casino Consulting AG, dated February 23, 2005, is hereby incorporated by reference from Exhibit 10.145 to Century Casinos’ Current Report on Form 8-K, dated March 1, 2005.

10.146
Assignment of Management Agreement by and between Century Casinos, Inc and Focus Casino Consulting AG, dated February 23, 2005, is hereby incorporated by reference from Exhibit 10.146 to Century Casinos’ Current Report on Form 8-K, dated March 1, 2005.

10.147
Employment Agreement by and between Century Casinos, Inc and Mr. Larry Hannappel, dated March 22, 2005, is hereby incorporated by reference from Exhibit 10.147 to Century Casinos’ Current Report on Form 8-K, dated March 22, 2005.

10.149
Corrected Employment Agreement by and between Century Casinos, Inc. and Mr. Richard S. Rabin, Chief Operating Officer, North America dated April 27, 2005, is hereby incorporated by reference from Exhibit 10.149 to Century Casinos’ Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

10.153
Fourth Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2005, is hereby incorporated by reference from Exhibit 10.153 to Century Casinos’ Current Report on Form 8-K, dated September 27, 2005.

10.154
Commitment letter by and between Century Resorts Alberta Inc. and Canadian Western Bank dated September 23, 2005, original commitment letter dated August 3, 2005 and amendments dated September 8, 2005 and September 21, 2005, is hereby incorporated by reference from Exhibit 10.154 to Century Casinos’ Current Report on Form 8-K, dated September 27, 2005.

10.156
Mandate Agreement, dated September 30, 2005, between Century Casinos, Inc. and Bank Austria Creditanstalt AG, is hereby incorporated by reference from Exhibit 10.156 to Century Casinos’ Current Report on Form 8-K, dated October 3, 2005.

Index

10.157
ADC Agreement, dated September 30, 2005, by and among Bank Austria Creditanstalt AG, Century Casinos, Inc., and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference from Exhibit 10.157 to Century Casinos’ Current Report on Form 8-K, dated October 3, 2005.

10.158
Annex to ADC Agreement between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft dated September 30, 2005, is hereby incorporated by reference from Exhibit 10.158 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.159
Shareholders’ Agreement between Century Casinos Africa (Proprietary) Limited and Winlen Casino Operators (Proprietary) Limited dated November 21, 2005, is hereby incorporated by reference from Exhibit 10.159 to Century Casinos’ Current Report on Form 8-K, dated November 23, 2005.

10.160
Credit Agreement dated as of November 18, 2005 among CC Tollgate LLC, a Delaware limited liability company, as Borrower, the Lenders and L/C issuer herein named Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference from Exhibit 10.160 to Century Casinos’ Current Report on Form 8-K, dated November 29, 2005.

10.161
Standard Form of Agreement Between Owner and Contractor where the basis for payment is the cost of the work plus a fee with a negotiated Guaranteed Maximum Price between the Owner, CC Tollgate LLC, and the Contractor, Sprung Construction, Inc., Subchapter S Corporation, dated April 6, 2005, is hereby incorporated by reference from Exhibit 10.161 to Century Casinos’ Current Report on Form 8-K, dated December 8, 2005.

10.162
Standard Form of Agreement Between Owner and Contractor where the basis for payment is the cost of the work plus a fee with a negotiated Guaranteed Maximum Price between the Owner, CC Tollgate LLC, and the Contractor, CFC Construction, Inc., dated July 21, 2005, is hereby incorporated by reference from Exhibit 10.162 to Century Casinos’ Current Report on Form 8-K, dated December 8, 2005.

10.163
Agreement between Century Resorts Alberta Inc. (owner) and Chandos Construction Ltd. (contractor) as of December 2, 2005, is hereby incorporated by reference from Exhibit 10.163 to Century Casinos’ Current Report on Form 8-K, dated December 8, 2005.

10.164
Binding letter of intent between Century Resorts Alberta Inc., 746306 Alberta Ltd and Century Resorts International Ltd dated December 2, 2005 and accepted on December 6, 2005, is hereby incorporated by reference from Exhibit 10.164 to Century Casinos’ Current Report on Form 8-K, dated December 12, 2005.

10.165
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 6, 2005, is hereby incorporated by reference from Exhibit 10.165 to Century Casinos’ Current Report on Form 8-K, dated December 12, 2005.

10.166
Century Casinos, Inc. 2005 Equity Incentive Plan effective June 17, 2005, is hereby incorporated by reference from Appendix A to Century Casinos’ Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.167	Employment agreement, effective March 15, 2005, between Century Casinos, Inc. and Mr. Ray Sienko dated February 16, 2006.

Index

(14) Code of Ethics

14	Code of Ethics, is hereby incorporated by reference from Exhibit 14 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23.1	Consent of Independent Auditors - Grant Thornton LLP

23.2	Consent of Independent Auditors - PricewaterhouseCoopers Inc.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chairman of the Board and Co Chief Executive Officer.

31.2	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Vice-Chairman, President and Co Chief Executive Officer.

31.3	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Senior Vice-President

31.4	Certification Pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f), Chief Accounting Officer.

(32) Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice-Chairman, President and Co Chief Executive Officer.

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice-President.

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

By: /s/ Erwin Haitzmann	By: /s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co Chief Executive Officer (Co Principal Executive Officer)	Peter Hoetzinger, Vice-Chairman of the Board, Co Chief Executive Officer and President (Co Principal Executive Officer)

By: /s/ Larry Hannappel	By: /s/ Ray Sienko
Larry Hannappel, Senior Vice-President (Principal Financial Officer)	Ray Sienko, Chief Accounting Officer (Principal Accounting Officer)

Date: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2006.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director
		/s/ Dinah Corbaci Dinah Corbaci	Director

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Century Casinos Africa (Proprietary) Limited (CCA), a 96.5 percent subsidiary, for the year ended December 31, 2003, which statements reflect total assets of 36 percent of the consolidated total assets as of December 31, 2003 and total revenues of 36 percent of the consolidated total revenue for the year ended December 31, 2003. These statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for CCA for 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Century Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed unqualified opinions.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 3, 2006

-F1-

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Century Casinos, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

-F2-

In our opinion, management’s assessment that Century Casinos, Inc. and subsidiaries, maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Century Casinos, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Casinos, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 3, 2006
-F3-

Index

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

/s/ PricewaterhouseCoopers Inc.
PRICEWATERHOUSECOOPERS INC.
Chartered Accountants (SA)
Registered Accountants and Auditors

Cape Town
1 March 2004

-F4-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts shown in thousands, except share information	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$37,167	$8,411
Restricted cash	947	706
Receivables, net	293	193
Prepaid expenses	518	437
Inventories	209	215
Other current assets	927	28
Deferred income taxes - domestic	-	97
- foreign	72	88
Total current assets	40,133	10,175

Property and Equipment, net	69,602	48,629
Goodwill	8,662	8,845
Casino Licences	1,845	2,061
Deferred Income Taxes - foreign	380	207
Equity Investment in Unconsolidated Subsidiary	-	116
Other Assets	2,941	1,171
Total	$123,563	$71,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,789	$2,534
Accounts payable and accrued liabilities	5,504	3,548
Accrued payroll	1,149	1,372
Taxes payable	1,189	711
Other	8	102
Total current liabilities	9,639	8,267

Long-Term Debt, less current portion	17,934	17,970
Deferred Tax Liability - domestic	215	234
Minority Interest	4,444	4,354
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 22,568,443 and 14,485,776 shares issued, respectively; 22,380,567 and 13,694,900 shares outstanding, respectively	226	145
Additional paid-in capital	68,571	21,528
Accumulated other comprehensive income	2,568	4,597
Retained earnings	20,391	15,910
	91,756	42,180
Treasury stock - 187,876 and 790,876 shares at cost, respectively	(425)	(1,801)
Total shareholders’ equity	91,331	40,379
Total	$123,563	$71,204

See notes to consolidated financial statements

-F5-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2005	2004	2003
Operating Revenue:
Casino	$36,394	$34,641	$31,869
Hotel, food and beverage	4,522	4,322	3,568
Other	783	1,092	650
	41,699	40,055	36,087
Less promotional allowances	(4,254)	(4,290)	(4,657)
Net operating revenue	37,445	35,765	31,430
Operating Costs and Expenses:
Casino	14,293	13,760	11,667
Hotel, food and beverage	2,776	3,134	2,553
General and administrative	11,073	8,925	7,710
Depreciation	3,349	2,993	2,668
Total operating costs and expenses	31,491	28,812	24,598
(Loss) earnings from unconsolidated subsidiary	(109)	55	-
Earnings from Operations	5,845	7,008	6,832
Non-Operating Income (Expense)
Interest income	476	168	204
Interest expense	(2,109)	(1,587)	(2,011)
Early debt repayment expense	(181)	-	-
Gain on foreign currency translation and other	13	1	20
Non-operating items from unconsolidated subsidiary	(4)	(5)	-
Non-operating expense, net	(1,805)	(1,423)	(1,787)
Earnings before Income Taxes and Minority Interest	4,040	5,585	5,045
Provision for income taxes	347	749	1,777
Earnings before Minority Interest	3,693	4,836	3,268
Minority interest in subsidiary losses (earnings)	788	(98)	(22)
Net Earnings	$4,481	$4,738	$3,246

Earnings Per Share
Basic	$0.28	$0.35	$0.24
Diluted	$0.25	$0.30	$0.22

See notes to consolidated financial statements

-F6-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(Amounts shown in thousands, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amt	Capital	Income (Loss)	Earnings	Shares	Amount	Total

BALANCE AT JANUARY 1, 2003	14,485,776	$145	$21,874	$(1,052)	$7,926	904,912	$(1,790)	$27,103

Purchases of treasury stock	-	-	-	-	-	59,100	(131)	(131)
Purchase of treasury stock from former director	-	-	-	-	-	489,264	(1,106)	(1,106)
Options exercised	-	-	(345)	-	-	(648,000)	1,195	850
Foreign currency translation adjustment	-	-	-	2,824	-	-	-	2,824

Change in fair value of interest rate swap, net of income tax expense	-	-	-	782	-	-	-	782

Reclassification of interest expense on interest rate swap	-	-	-	(520)	-	-	-	(520)

Net earnings	-	-	-	-	3,246	-	-	3,246

BALANCE AT DECEMBER 31, 2003	14,485,776	$145	$21,529	$2,034	$11,172	805,276	$(1,832)	$33,048

Options exercised	-	-	(1)	-	-	(14,400)	31	30
Foreign currency translation adjustment	-	-	-	2,775	-	-	-	2,775

Reclassification of the amount of accumulated foreign currency translation adjustment from other comprehensive income to earnings attributable to the sale of Verkrans	-	-	-	(380)	-	-	-	(380)

Change in fair value of interest rate swap, net of income tax expense	-	-	-	428	-	-	-	428

Reclassification of interest expense on interest rate swap	-	-	-	(260)	-	-	-	(260)

Net earnings	-	-	-	-	4,738	-	-	4,738

BALANCE AT DECEMBER 31, 2004	14,485,776	$145	$21,528	$4,597	$15,910	790,876	$(1,801)	$40,379

Issuance of common stock, net of $3.0 million in issuance costs	7,132,667	71	46,116	-	-	-	-	46,187
Options exercised	950,000	10	927	-	-	(603,000)	1,376	2,313
Foreign currency translation adjustment	-	-	-	(2,093)	-	-	-	(2,093)

Change in fair value of interest rate swap, net of income tax expense	-	-	-	166	-	-	-	166

Reclassification of interest expense on interest rate swap	-	-	-	(102)	-	-	-	(102)

Net earnings	-	-	-	-	4,481	-	-	4,481
BALANCE AT DECEMBER 31, 2005	22,568,443	$226	$68,571	$2,568	$20,391	187,876	$(425)	$91,331

See notes to consolidated financial statements

-F7-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts shown in thousands	For the Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net earnings	$4,481	$4,738	$3,246
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	3,349	2,993	2,668
Amortization of deferred financing costs	448	75	113
Gain on disposition of assets and real estate option	(74)	(20)	(28)
Deferred tax (benefit) expense	(147)	554	199
Minority interest in subsidiary (losses) earnings	(788)	98	22
Loss (earnings) from unconsolidated subsidiary	109	(55)	-
Reclassification of accumulated foreign currency translation adjustment attributable to the sale of Verkrans	-	(380)	-
Write down of Nevada property held for sale	32	-	-
Other	-	-	20
Changes in operating assets and liabilities
Receivables	(151)	110	(118)
Prepaid expenses and other assets	(888)	(357)	(236)
Accounts payable and accrued liabilities	2,760	1,282	(394)
Accrued payroll	(177)	43	110
Taxes payable	546	(609)	219

Net cash provided by operating activities	9,500	8,472	5,821

Cash Flows from Investing Activities:
Purchases of property and equipment	(23,152)	(4,508)	(2,585)
Acquisition of remaining interest in subsidiary	-	-	(1,259)
Cash contribution of $2,432 towards interest in subsidiary, less net cash acquired of $1,679	(753)	-	-
Investment in subsidiary	-	(3,500)	-
Proceeds from disposition of subsidiary	-	753	-
Proceeds from disposition of assets	264	205	308

Net cash used in investing activities	(23,641)	(7,050)	(3,536)

-Continued on following page-

-F8-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts shown in thousands	For the Year Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds from borrowings	$58,680	$31,462	$27,269
Principal repayments	(59,467)	(29,479)	(29,478)
Distribution to minority interest	(1,000)	-	-
Deferred financing costs	(2,419)	(113)	-
(Increase) decrease in restricted cash	(387)	-	64
Proceeds from exercise of options	2,313	31	850
Proceeds from issuance of Austrian Depositary Certificates, net of $3.0 million in issuance costs	46,187	-	-
Purchases of treasury stock	-	-	(1,237)
Loss in non-operating items from unconsolidated subsidiary	4	5	-
Net cash provided by (used in) financing activities	43,911	1,906	(2,532)
Effect of exchange rate changes on cash	(1,014)	354	394

Increase in Cash and Cash Equivalents	28,756	3,682	147

Cash and Cash Equivalents at Beginning of Year	8,411	4,729	4,582

Cash and Cash Equivalents at End of Year	$37,167	$8,411	$4,729

Supplemental Disclosure of Noncash Investing and Financing Activities:

On February 24, 2005, our wholly owned subsidiary, Century Resorts International Limited, purchased a 56.4% (56.4 shares) equity interest in Century Resorts Alberta, Inc. for the purpose of operating the proposed casino and hotel by contributing $2.4 million in cash to Century Resorts Alberta, Inc. In conjunction with this acquisition, we assumed the following assets and liabilities:

Amounts in thousands
Fair value of cash acquired	1,679
Fair value of property and equipment acquired	2,631
Amount credited to minority partner	(1,878)
Cash paid	$2,432

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. Century Resorts Alberta Inc. is a new entity and pro forma information is not applicable.

In January 2004, the Company, through its wholly owned subsidiary Century Casinos Europe GmbH (“CCE”), purchased an additional 40% interest in Casino Millennium (“CM”), bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.6 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CCE on a cost basis in Euro and had a value of $0.3 million on January 3, 2004, brought the Company’s total investment in CM to $0.9 million, of which $0.3 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM, of $0.6 million, has been recorded as goodwill.

In December 2004, the Company, through its wholly owned subsidiary Century Casinos Tollgate, Inc. (“CTI”), purchased a 65% interest in CC Tollgate LLC. In conjunction with the acquisition, we assumed the following assets and liabilities:

-F9-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Amounts in thousands
Fair value of property and equipment acquired	$9,205
Fair value of long term debt acquired	(4,582)
Amount credited to minority partner	(1,000)
Fair value of accounts payable and other accrued liabilities assumed by CCI	(123)
Cash paid	$3,500

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. CC Tollgate LLC is a new entity and pro forma information is not applicable.

In January 2003, we, through Century Casinos Africa (Pty) Limited (“CCA”), purchased the remaining 35% interest in Century Casinos Caledon (Pty) Limited (“CCAL”) for a total of $2.6 million, of which $1.3 million was used to purchase a loan from the previous minority shareholder, Caledon Overberg Investments (Proprietary) Limited (“COIL”), and is included in principal repayments above, $1.0 million was applied to the minority shareholder liability and $0.3 million increased the carrying value of the land in Caledon.

In the second quarter of 2003, James Forbes, a director of the Company at the time, in accordance with our Employee’s Equity Incentive Plan (“EEIP”), exercised all 618,000 of his outstanding options, carrying an average strike price of $1.31. The shares were issued out of treasury stock and payment for the options was made by transferring 357,080 shares of common stock that the director had owned since 1994 to the Company at a per share price of $2.26 established at the close of market on April 16, 2003.

Supplemental Disclosure of Cash Flow Information:
Amounts shown in thousands	2005	2004	2003
Interest paid, net of capitalized interest of $582 in 2005, $0 in 2004 and $46 in 2003	$1,890	$1,504	$2,057
Income taxes paid	$1,083	$614	$1,090

See notes to consolidated financial statements

-F10-

Index

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

Century Casinos, Inc. (“CCI” or the “Company”) is an international gaming company. We own and/or manage casino operations in the United States, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position:

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Resorts Limited	CRL	CCI	96.5%
Blue Bells Country Club (Pty) Ltd.	BBC	CRL	100%
Blue Crane Signature Golf Estates (Pty) Ltd.	BCS	CRL	100%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Century Casinos West Rand (Pty) Ltd. (Dormant)	CCWR	CCA	55%
Rhino Resort Ltd. (Dormant)	RRL	CCA	50%
Century Resorts International Limited	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	56.4%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Iowa, Inc. (Dormant)	CIA	CCI	100%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Nevada, Inc. (Dormant)	CCN	CCI	100%
Century Casinos Europe GmbH (formerly Century Management u. Beteiligungs GmbH)	CCE	CCI	100%

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

-F11-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CRI serves as concessionaire of small casinos on luxury cruise vessels and provides technical casino services to Casino Millennium, a casino located within a five-star hotel in Prague, Czech Republic. CRI owns 56.4% of CRA which was formed in conjunction with the development of a casino and hotel in Edmonton, Alberta, Canada. CRI has entered into casino services agreements and/or executive management agreements for which it earns a fee with other subsidiaries of CCI.

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

We regularly pursue additional gaming opportunities internationally and in the United States, and are currently pursuing the following opportunities:

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, CTI, entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $48.7 million development is planned to include a 60,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. We contributed $3.5 million cash equity to the project through CTI in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options valued at $5.7 million, net of mortgages, for a 35% interest. Of the $48.7 million in overall project costs, $3.5 million were originally contributed by us as cash equity, $39.5 million will be financed externally, and the balance of $5.7 million is the net value of the minority partner’s contribution. CCM has entered into a Casino Services Agreement to manage the property. On August 2, 2005, we secured $4.5 million in additional funding from a private investor, which was subsequently paid from the proceeds of our Vienna Stock Exchange offering (See Note 8 for additional information). On November 21, 2005, we entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders (See Note 6 for additional information).

Edmonton, Alberta, Canada - On February 24, 2005, through our wholly owned subsidiary, CRI, we acquired a 56.4% interest in CRA for approximately $2.4 million. Our local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, the Company purchased the remaining 43.6% minority shareholder interest in CRA for approximately $6.3 million ($7.3 million Canadian). The Company paid approximately $5.0 million ($5.8 million Canadian) at closing with the remainder payable on the first anniversary of the opening of the casino. CRA is developing a casino and hotel in Edmonton, Alberta, Canada. Excluding the costs to purchase the minority shareholder’s interest, the $30.5 million ($35.8 million Canadian) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $30.5 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.2 million ($20.0 million Canadian) will be financed through external financing, $9.0 million ($10.5 million Canadian) will be provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a $17.2 million ($20.0 million Canadian) credit facility with Canadian Western Bank (“CWB”) for the development of the casino property (See Note 6 for additional information). On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility.

-F12-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newcastle, South Africa - In November 2005, CCA entered into an agreement for the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd.(“Balele”), which owns the Monte Vista Casino in Newcastle, South Africa for 57.5 million Rand (approximately $8.6 million). The current casino is a temporary facility that has 200 slot machines and seven gaming tables. A new permanent facility is proposed to be constructed in 2006 for approximately 61 million Rand ($9.6 million) excluding value added taxes. The initial gaming mix in the permanent facility is expected to be 225 slot machines and seven gaming tables. An additional 2.5 million Rand (approximately $0.4 million) will be payable if the casino revenue during the first twelve months of operation in the new location exceeds 95.0 million Rand (approximately $15.0 million). CCA has also entered into a long-term agreement to manage Balele’s entire casino, resort and hotel operations. The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals.

Johannesburg - In December 2004, CCI entered into agreements to sell a portion of its interest in a project in Gauteng, South Africa that we had previously been pursuing jointly with Silverstar Development Ltd. and granted options to Silverstar and a group led by Akani Leisure Investments, Ltd. to purchase our remaining interests in the Gauteng project. CCI received an initial payment of approximately $1.7 million, or 10.0 million Rand, for the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land related to this project, and for funds previously advanced to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million (3.0 million Rand), of which the entire amount was fully reserved, repayable in six equal annual installments with interest commencing January 1, 2007. We have, therefore, recognized net proceeds of $1.2 million, or 7.0 million Rand, in the transaction. The exercise price of the purchase option granted to Silverstar and the Akani group totals approximately $6.8 million, or 40.3 million Rand. Exercisability of the purchase option is contingent on regulatory and related approvals being secured by Silverstar and the Akani group. The outcome of these approvals is unknown at this time.

Franklin County, Iowa - On May 11, 2005, the Company announced that it was not awarded a license by the Iowa Gaming and Racing Commission to develop and operate the proposed Landmark Casino and Hotel project in Franklin County, Iowa. The Company wrote off approximately $0.2 million related to this project.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned, are accounted for under the equity method. All intercompany transactions and balances have been eliminated.

Our 65% ownership interest in CC Tollgate LLC is carried at our capital account balance based on provisions in the LLC agreement that require liquidation to be proportionate to each unitholder’s positive capital account which results in a minority interest liability related to the project of $2.4 million and $4.2 million as of December 31, 2005 and 2004, respectively. Future profits and losses will be allocated and recognized in such a manner as to ultimately bring each unitholder’s capital account into proportion of their respective unitholdings.

-F13-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Minimum deposits that are required in connection with our listing on the Vienna Stock Exchange are designated as restricted cash on the 2005 consolidated balance sheet. Minimum deposits that were required in connection with the ABSA Bank loan (See Note 6 for additional information) are designated as restricted cash on the 2004 consolidated balance sheet.

Fair Value of Financial Instruments - We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, we use alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Our carrying value of financial instruments approximates fair value at December 31, 2005 and 2004.

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

-F14-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. SFAS No. 142 “Goodwill and Other Intangible Assets” (see Note 5) addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. In evaluating the Company’s capitalized casino license costs, management considered all of the criteria set forth in SFAS No. 142 for determining useful life. Of particular significance in this evaluation are the existing regulatory provisions relating to the renewal of licenses. In general, the renewal of a license can be done at minimal cost to the Company, as long as the Company is in compliance with all applicable laws. Based on our evaluation, the Company deemed that casino license costs have an indefinite life. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2005, 2004 or 2003.

Impairment of Long-Lived Assets - We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. Fair value is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risk involved. Estimates of future cash flows are inherently subjective and are based on management’s best assessment of expected future conditions. No impairment charges were recorded for the years ended December 31, 2005, 2004 and 2003.

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

Members of the casinos’ players clubs earn points as a percentage of coin-in. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of the unused or unredeemed points is included in the accounts payable and accrued liabilities on our consolidated balance sheets.

Foreign Currency Translation - Adjustments resulting from the translation of the accounts of our foreign subsidiaries from the local functional currency to U.S. dollars are recorded as other comprehensive income or loss in the consolidated statements of shareholders’ equity and comprehensive income. Foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars are recognized in the statements of earnings. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of the consolidated group are not included in determining net earnings, but rather are reported as translation adjustments within other comprehensive income or loss in the consolidated statements of shareholders’ equity and comprehensive income.

-F15-

Index

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

	December 31, 2005	December 31, 2004	December 31, 2003
South African Rand	6.3399	5.6640	6.6858
Euros	0.8446	0.7388	0.7938
Czech Koruna	24.5810	22.4640	25.6634
Canadian Dollars	1.1659	1.2036	1.2924
Source: Pacific Exchange Rate Service

Income Taxes - We account for income taxes using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

Stock-Based Compensation - In 2002, we adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure” which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting, which have not been adopted by us at this time. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire that stock. We value stock-based compensation granted to non-employees at fair value.

Our original stock-based employee compensation plan expired in April 2004 (see Note 8). The original plan continues to be administered for previously issued and outstanding options. Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting on June 17, 2005. The 2005 Plan provides for the grant of awards to eligible employees in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible employees through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an employee to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. There are 1,986,210 outstanding options to employees as of December 31, 2005.

-F16-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All options granted under the original plan and the 2005 Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

Amounts shown in thousands, except share data	2005	2004	2003
Net earnings, as reported	$4,481	$4,738	$3,246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	515	1,114	4
Pro forma net earnings	$3,966	$3,624	$3,242

Earnings per share
Basic As reported	$0.28	$0.35	$0.24
Pro forma	$0.25	$0.27	$0.24

Diluted As reported	$0.25	$0.30	$0.22
Pro forma	$0.22	$0.23	$0.22

The fair value of options granted under the Company’s stock based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted-average risk-free interest rate	4.50%	4.00%	-
Weighted-average expected life	10.0 yrs	9.5 yrs	-
Weighted-average expected volatility	46.3%	55.1%	-
Weighted-average expected dividends	$ 0	$ 0	-

The weighted-average fair value of options granted was $4.88 in 2005 and $1.97 in 2004. A total of 35,000 and 1,352,710 were granted in 2005 and 2004, respectively. No options were granted to employees under the stock based compensation plan in 2003.

Additionally, 60,000 options were issued to independent directors in 2004.

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

-F17-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - Comprehensive income for us includes the effect of fluctuations in foreign currency rates on value of our foreign investments and the interest rate swap agreements we maintain to hedge against increases in the interest rate on our credit facilities.

Operating Segments - We are managed in six segments: Cripple Creek, Colorado; Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations. The operating results of the Cripple Creek, Colorado segment are those of WMCK and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado. The operating results of the Central City, Colorado segment are those of CTI and subsidiary, which are developing a proposed casino and hotel. The operating results of the Edmonton, Canada segment are those of CRA, which is developing a proposed casino and hotel. The operating results of the South African segment are those of CCA and its subsidiaries, primarily CCAL, which owns the Caledon Hotel, Spa and Casino. The cruise ship segment includes the revenues and expenses of the shipboard operations for which the Company has casino concessions agreements. Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which we have secured long-term service contracts.

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

The Company has no outstanding interest rate swap agreements as of December 31, 2005. At December 31, 2004, our interest rate swap agreements decreased shareholders’ equity (accumulated other comprehensive income) by less than $0.1 million, net of federal and state income tax benefits.

Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Preopening Expenses - Preopening, pre-operating and organization activities are expensed as incurred.

-F18-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications - Certain reclassifications have been made to the 2004 and 2003 financial information in order to conform to the 2005 presentation.

Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS 123R requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. Beginning on January 1, 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based on unvested stock options outstanding at December 31, 2005, pre-tax compensation expense related to stock option awards will be approximately $0.4 million in 2006, which equates to a decrease in EPS of $0.02 in 2006. However, the total expense recorded in future periods, including fiscal 2006, will depend on several variables, including the number of stock-based awards that are granted in future periods and the fair value of those awards. The Company is planning to use the “modified prospective transition” method, which does not require the restatement of previous periods’ results.

3.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

We have a 50% ownership in Casino Millennium (“CM”) and we account for this investment under the equity method.

-F19-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the unaudited summarized financial information of CM as of and for the years ended December 31, 2005 and 2004:

Casino Millennium (1)	2005	2004
Amounts shown in thousands
Balance Sheet:
Current Assets	$1,391	$841
Noncurrent Assets	$869	$935
Current Liabilities	$568	$104
Noncurrent liabilities	$1,476	$1,191
Operating Results:
Net operating revenue	$2,084	$2,489
Net (loss) earnings (2)(3)	$(405)	$95

(1)	Prior to 2004, we accounted for our 10% investment in Casino Millennium on the cost method.
(2)	After expensing $0.1 million of casino services fees paid to the Company in 2005 and 2004.
(3)
Under the equity method of accounting, when an investor’s net investment is reduced to zero, the investor should not provide for additional losses unless the investor has guaranteed the obligations of the investee. The Company has not provided this guarantee to Casino Millennium. Accordingly, the Company has only recorded its portion of the loss that reduced its net investment to zero.

FIN 46(R), “Consolidation of Variable Interest Entities”, addresses consolidation issues by business enterprises of variable interest entities in which 1) the equity interest at risk is not sufficient to finance its activities without additional subordinated financial support, 2) the equity investors lack one or more essential characteristics of a controlling financial interest or 3) the equity investors have voting rights that are not proportionate to their economic interest. We adopted FIN 46(R) on January 1, 2004. We determined that CM is a variable interest entity as defined by FIN 46(R). We also determined that we are not the primary beneficiary as defined by FIN 46(R) and have, therefore, accounted for our 50% interest in CM on the equity basis. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both as defined in FIN 46(R). Under the equity method of accounting, we have recognized the difference between the investment and the underlying cost of the equity as goodwill and reported our percentage of the earnings in CM as equity in (loss) earnings from unconsolidated subsidiary.

The Company’s estimated maximum exposure to losses at December 31, 2005 consists of the following (Amounts in thousands):

Goodwill	$528
Note receivable	242
Other receivables	200
Total	$970

-F20-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consist of the following:

Amounts shown in thousands	2005	2004
Buildings and improvements	$28,828	$29,311
Gaming equipment	13,976	12,725
Furniture and office equipment	5,075	4,992
Other equipment	2,553	2,238
	50,432	49,266
Less accumulated depreciation	(21,869)	(19,611)
	28,563	29,655

Land	22,432	18,498
Capital projects in process	18,218	55
Non-operating casino and land	389	421
Property and equipment, net	$69,602	$48,629

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $3.3 million, $3.0 million and $2.7 million, respectively.

We capitalized $0.6 million, $0 and less than $0.1 million of interest towards our various construction projects during 2005, 2004 and 2003, respectively.

Non-operating casino and land - We are currently holding non-operating casino property and land for sale in Wells, Nevada. The property and land was acquired in 1994 from an unaffiliated party at a cost of $0.9 million. The carrying value of the property and land as of December 31, 2005 and 2004 is based on the appraised value of the land less the estimated cost to sell.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows by segment:

Amounts shown in thousands	Cripple Creek, CO	South Africa	Corp & Other	Total

Balance as of January 1, 2004	$7,232	$856	$-	$8,088
Goodwill recorded in equity investment in Casino Millennium	-	-	565	565
Effect of foreign currency translation	-	153	39	192
Balance as of December 31, 2004	7,232	1,009	604	8,845
Effect of foreign currency translation	-	(107)	(76)	(183)
Balance as of December 31, 2005	$7,232	$902	$528	$8,662

-F21-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, not subject to amortization, include casino licenses as follows as of December 31:

Amounts shown in thousands	2005	2004
Century Casinos Caledon (Pty) Ltd. - South Africa (1)	$1,820	$2,036
Edmonton, Canada	12	12
Central City, Colorado	13	13
Total casino licenses	$1,845	$2,061

(1)	Includes impact of foreign currency translation of approximately $0.2 million in 2005.

6.	LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consists of the following:

Amounts shown in thousands:
	2005	2004
Revolving Credit Facility - Womacks	$481	$15,656
Construction Term Loan - Central City	8,931	-
Nedbank Limited Term Loan	9,091	-
ABSA Bank Term Loan	-	3,493
Notes payable to minority interest holder	1,135	1,121
Capital leases and other	85	234

Total long-term debt	19,723	20,504
Less current portion	(1,789)	(2,534)
Long-term portion	$17,934	$17,970

-F22-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility - Womacks

On April 21, 2000, the Company and Wells Fargo Bank (the “Bank”) entered into an Amended and Restated Credit Agreement (the “Agreement”) which increased our aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility (“Womacks RCF”) to $26 million and extended the maturity date to April 2004. The Agreement was further amended on August 22, 2001 to give greater flexibility to the ability to use the borrowed funds for projects for the Company. On August 28, 2002, the Womacks RCF was further amended to increase the facility to its original amount of $26 million, an increase of $5.8 million, revise the quarterly reduction schedule and extend the maturity date to August 2007. On October 27, 2004, the Womacks RCF was further amended to modify the aggregate commitment reduction schedule. The aggregate commitment available to the Company is reduced by $0.3 million for two quarters beginning July 1, 2005, by $0.6 million for two quarters beginning January 1, 2006 and finally by $0.7 million at the beginning of each quarter beginning July 1, 2006 through the maturity date. The Womacks RCF was further amended on September 23, 2005 to enable the Company to guarantee the debt of its subsidiaries and enter into a management agreement with WMCK, subject to certain limitations. On December 6, 2005, a fifth amendment was entered into permitting the Company to make capital contributions to Womacks for a specified period that can be used to repay the outstanding obligations under the Womacks RCF, and subsequently permits Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions ($14.5 million as of December 31, 2005) made during the specified period. The commitment available as of December 31, 2005, net of quarterly reductions, is $20.3 million and unused borrowing capacity is $19.8 million. Interest on the Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on the Company’s leverage ratio. The Agreement also requires a nonusage fee based on the Company’s leverage ratio on the unused portion of the commitment. The principal balance outstanding under the loan agreement as of December 31, 2005 and 2004 was $0.5 million and $15.7 million, respectively. The amended loan agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.75 to 1.00 as of the quarter ending December 31, 2005 (decreasing as scheduled to 2.00 to 1.00 as of the quarter ending June 30, 2007 until the Womacks RCF terminates), ii) a minimum interest coverage ratio no less than 2.00 to 1.00, and iii) a TFCC ratio (a derivative of EBITDA, as defined in the amended agreement) of no less than 1.10 to 1.00. The Company is in compliance with the restrictive covenants on the financial ratios of WMCK contained in the Womacks RCF as of December 31, 2005. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of Womacks property. The interest rate at December 31, 2005 was 7.5% for the balance of the loan outstanding under the prime based provisions of the loan agreement.

In 1998, we entered into a five-year interest rate swap agreement on $7.5 million notional amount of debt under the Womacks RCF, whereby we paid a LIBOR-based fixed rate of 5.55% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. The swap agreement expired October 1, 2003. In May 2000, we entered into a second five-year interest rate swap agreement on $4.0 million notional amount of debt under the Womacks RCF, whereby we paid a LIBOR-based fixed rate of 7.95% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. This swap agreement expired on July 1, 2005. The fair value of the derivatives as of December 31, 2004 of $0.1 million is reported as a current liability in the consolidated balance sheet. Our objective for entering into the interest rate swap agreements, derivative instruments designated as cash flow hedging instruments, was to eliminate the variability of cash flows in the interest payments for a portion of the Womacks RCF. We have determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2005, 2004 or 2003 for hedge ineffectiveness. The effective portion on the interest rate swaps of $0.2 million, $0.4 million and $0.8 million, net of income tax expense of less than $0.1 million, $0.1 million and $0.2 million has been reported in comprehensive income on the statement of shareholders’ equity and comprehensive income for 2005, 2004 and 2003, respectively. Net additional interest expense to us under the swap agreement was $0.1 million, $0.3 million and $0.5 million in 2005, 2004 and 2003, respectively. Including the impact of the swaps and the amortization of the deferred financing cost, the effective rate on the borrowings under the Womacks RCF was 7.3%, 6.7% and 8.7% for 2005, 2004 and 2003, respectively. We have not entered into any new swap agreements as of December 31, 2005.

-F23-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Facility - Central City

On November 21, 2005, CTL entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. The loan agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan will convert to a 60-month term loan on the earlier of the 12 month anniversary of the closing of the loan or at such time as the Central City casino has been opened to the public. The $32.5 million construction loan and the CC Revolver will both mature on the fifth anniversary of conversion of the construction loan. The amount outstanding under the term loan is subject to quarterly reductions, beginning at $0.6 million for the first full quarter following the conversion date of the loan, increasing to $1.1 million on the 17th full quarter from the conversion date of the loan, until maturity. Availability under the line of credit will be conditional upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and the Company’s continued ability to make certain representations and warranties, including representations as to the absence of liens on the Central City properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, and continued effectiveness of the documents granting security for the credit facility. The interest rate on both loans will be the greater of 8.5% or the Prime Rate plus 4.0% (11.25% as of December 31, 2005) and a service fee of 0.5% on the total outstanding balance, payable monthly. Upon closing, CTL incurred a facility fee of $1.1 million payable to Wells Fargo Bank which was satisfied from the proceeds of the loan, which is being amortized through the maturity of the term loan. The loan agreement is subject to a prepayment fee, 19.6% during the construction period through the conversion date of the loan, which decreases annually to 4.1% in the 17th full quarter after the conversion date of the loan through maturity; a nonusage fee of 0.75% on the unused portion of the total commitment; various reporting requirements and various financial covenants, the most significant being Total Leverage and Senior Leverage Ratios, Adjusted Fixed Charge Coverage and Minimum Annualized EBITDAM (earnings before interest, taxes, depreciation, amortization and management fees). The loan agreement is secured by all of CTL’s assets. The Company is required to enter into an interest rate hedge for at least 75% of the outstanding amount of the loan on the conversion date, ending on the maturity date of the loan. As of December 31, 2005, the principal balance outstanding under the loan agreement is $8.9 million and is considered long-term in the accompanying December 31, 2005 consolidated balance sheet.

The Company has a non-interest bearing stand-by letter of credit agreement for $0.8 million with Wells Fargo Bank. The letter of credit is secured by the $35 million loan facility with Wells Fargo Bank and expires on May 14, 2006. The letter of credit is a guarantee to the City of Central, Colorado for the Company’s completion of certain requirements relating to the construction of the casino. As of December 31, 2005, there was no balance outstanding under this letter of credit.

Nedbank Limited Term Loan

On August 26, 2005, CCAL received a 60.0 million Rand, approximately $9.4 million, term loan from Nedbank Limited (“Nedbank”). In connection with the loan, CCAL and Nedbank entered into a loan agreement specifying the terms of the loan. Pursuant to the loan agreement, monthly principal and interest installment payments of 1.3 million Rand ($0.2 million) are due on the first day of each month. The loan matures on January 9, 2010, at which time any outstanding principal and interest will be due. The term loan bears interest at South Africa’s prime interest rate, 10.5% as of December 31, 2005, minus 1.5% and is secured by 10.0 million Rand ($1.6 million) of CCAL’s assets and 100% of the issued share capital of CCAL. CCAL has the option to prepay the loan, without penalty, upon 90 days written notice. As of December 31, 2005, $9.1 million of principal is outstanding, of which $7.5 million is considered long-term in the accompanying December 31, 2005 consolidated balance sheet.

ABSA Bank Term Loan

In the third quarter of 2005, CCAL paid 13.7 million Rand, or $2.1 million, obtained from the Nedbank financing, to retire the existing ABSA Bank loan. The retirement of this loan resulted in a non-operating charge of 1.2 million Rand, or $0.2 million, related to early termination penalties.

-F24-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian Western Bank

On September 23, 2005, CRA agreed to the terms of a $20.0 million Canadian (approximately $17.2 million) credit facility with Canadian Western Bank (“CWB”) for the development of a casino and hotel in Edmonton, Alberta, Canada. The credit facility is subject to certain closing conditions, one of which includes a total equity requirement of $14.9 million Canadian (approximately $12.8 million). The credit facility is initially structured as a construction loan maturing on the earlier of 18 months from the initial construction draw or the receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, CWB will issue a term loan to CRA, maturing within one to five years at CRA’s election. Proceeds from the term loan will be used to pay the outstanding balance of the construction loan. The construction loan bears interest at 1.25% per annum above CWB’s Prime Lending Rate (5.0% as of December 31, 2005), payable on the first day of each month. No principal payments are required on the construction loan. The interest rate on the term loan will be based on the maturity date selected by CRA. As of December 31, 2005, interest rates ranged from 6.55% to 6.80%, depending on the length of maturity selected. Monthly principal and interest payments on the term loan are based on a 10-year amortization, payable on the first day of each month. The loan facility is secured by the assets of CRA and guaranteed by the Company. CRA has the option to prepay the construction loan without penalty. CRA may elect to prepay up to 10% of the original principal amount of the term loan annually without penalty or bonus; prepayment of any additional amounts is subject to three months interest at the fixed interest rate. The participation requirements totaling 14.9 million Canadian, including equity, shareholder loans and working capital, must be fulfilled prior to the first construction draw. As of December 31, 2005, an additional $6.3 million Canadian ($5.4 million) must be provided before we can draw on the construction loan. The Company expects this requirement to be met from funds currently on hand.

The Company has two non-interest bearing stand-by letter of credit agreements totaling $0.1 million with Canadian Western Bank. These letters of credit have no maturity date and are cancelable upon written notice by CRA. CRA will incur a 1% charge for each year the letters of credit are outstanding. These letters of credit guarantee to the City of Edmonton, Alberta, Canada the completion of certain requirements relating to the construction of the casino. As of December 31, 2005, there were no balances outstanding under these letters of credit.

Note payable - Tollgate

Unsecured notes payable, in the amount of $1.1 million, as of December 31, 2005, to a minority interest holder in Tollgate, were payable contingent upon the opening of the Central City casino. The first note for $1.0 million is payable in two equal installments; the first payment is payable one year from the opening date of the casino, with the remaining amount due six months later. The note bears interest at an 8% rate and is classified as long-term in the accompanying consolidated balance sheet. In March 2005, the Company issued a second unsecured note payable in the amount of $0.1 million to a minority interest shareholder, payable on the opening date of the casino, thus considered as a current liability on the December 31, 2005 consolidated balance sheet.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 7.0%, 9.1% and 10.4% for the years ended December 31, 2005, 2004 and 2003, respectively, excluding the amortization of deferred financing charges.

-F25-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005, scheduled maturities of all long-term debt are as follows:

(Amounts shown in thousands)	Future minimum lease payment of capital leases	Other debt
2006 -	$68	$1,741
2007 -	23	4,657
2008 -	23	5,803
2009 -	23	5,502
2010 -	17	1,935
Thereafter	-	-
	154	19,638
Less amounts representing interest	69	-
Total	$85	$19,638	Total
Current	$48	$1,741	$1,789
Long-Term	$37	$17,897	$17,934

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are composed of the following at December 31, 2005 and 2004:

Amounts shown in thousands
	2005	2004
Accounts payable	$1,310	$981
Accrued points liability	241	432
Accrued construction expenditures	1,962	-
Other accrued liabilities	1,991	2,135
Total	$5,504	$3,548

8.	SHAREHOLDERS’ EQUITY

In July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50 million in aggregate issue price of common stock, preferred stock, debt securities and depository certificates. In October 2005, under this shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depository Certificates (“ADCs”), through our underwriter, to retail and institutional investors in the Republic of Austria and to institutional investors in Europe outside of the Republic of Austria. Each ADC, which is traded on the Vienna Stock Exchange, is equivalent to one share of our common stock. Each holder of an ADC is entitled to all the rights and preferences of, and subject to all of the limitations of, the underlying share of common stock represented by the ADC (including dividend, voting, redemption and liquidation rights and preferences). The number of ADCs and rights of the ADC holders associated with the ADCs held by such persons are evidenced in a modifiable global certificate which is issued and held in safe custody by the Oesterreichische Kontrollbank Aktiengesellschaft. The ADCs are subject to the laws of the Republic of Austria. The shares of our common stock represented by the ADCs are issued under the Delaware General Corporation Law. Therefore, the corporate legal matters related to our shares of common stock underlying the ADCs are governed by Delaware law. Net proceeds from this issuance were approximately $46.2 million.

-F26-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2005, the Company issued 950,000 new shares of its common stock, at an exercise price of $1.50 per share, for stock options exercised in cash.

The Company’s Board of Directors approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. Through December 31, 2005, the Company repurchased 2,559,004 shares of its common stock at an average cost per share of $1.49, of which 1,385,000 shares, with an average cost of $1.06 per share, were retired in 2000. The Company did not purchase any shares of it’s outstanding common stock on the open market in 2005.

There were 187,876 shares remaining in treasury as of December 31, 2005, at an average cost per share of $2.26. We re-issued 603,000 shares of treasury stock in 2005 for stock options exercised in cash, 40,000 of which were to satisfy directors’ options. In 2004, a total of 14,400 shares were re-issued to satisfy option exercises, 10,000 shares of which were to satisfy a director’s options.

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2005, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. The Company’s Incentive Plan Committee has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of December 31, 2005 there were 1,986,210 options outstanding, of which 1,951,210 options were issued under the EEIP and 35,000 options have been issued under the 2005 Plan.

As of December 31, 2005 there were an additional 80,000 options outstanding to directors of the Company of which 60,000 were issued in January 2004. The outstanding options to directors have a weighted average exercise price of $2.98.

-F27-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions regarding the Company’s stock based compensation plans are as follows:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Employee Stock Options:
Outstanding at January 1,	3,464,210	$1.92	2,160,300	$1.29	2,790,700	$1.30
Granted	35,000	7.68	1,352,710	2.93	-	-
Exercised	(1,513,000)	1.50	(8,000)	1.75	(618,000)	1.31
Cancelled or forfeited	-	-	(40,800)	2.60	(12,400)	1.98

Outstanding at December 31,	1,986,210	2.33	3,464,210	1.92	2,160,300	1.29

Options exercisable at December 31,	759,872	$1.15	2,136,500	$1.29	2,144,300	$1.29

Summarized information regarding all employee options outstanding at December 31, 2005, is as follows:

Exercise Price	Number Outstanding At Year End	Weighted-Average Remaining Term in Years	Number Exercisable At Year End

$0.75	610,000	2.8	610,000
$1.50	7,500	1.2	7,500
$1.75	10,000	5.3	10,000
$2.93	1,323,710	8.2	132,372
$7.68	35,000	9.9	-
	1,986,210	6.5	759,872

Subsidiary Preference Shares - In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom is an officer, director or affiliate of CCI. The preference shares are not cumulative nor redeemable. The preference shares entitle the holders of the shares to dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. If the CCAL casino business is sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business. No preference dividends were paid or are payable in the year 2005, 2004 or 2003.

-F28-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2005, 200 preference shares of a new class (“Class A shares”) were authorized for issuance. These Class A shares will be available to the original preference shareholders in exchange for their original preference shares. The Class A shares are not cumulative nor redeemable. The Class A shares entitle the holders of such shares to dividends of .009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Furthermore, should the casino business be sold or otherwise dissolved, the Class A shareholders would be entitled to .009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business. The holders of Class A shares will also be entitled to a one time dividend of Rand 5,000 per share, offset by any amounts owed by the preference shareholder to CCAL. One preference shareholder has accepted the offer to transfer all 100 of their original preference shares for 100 of the new Class A shares when issued.

9.	PROMOTIONAL ALLOWANCES

Promotional allowances presented in the consolidated statement of earnings for 2005, 2004 and 2003 include the following:

Amounts shown in thousands	2005	2004	2003

Food & Beverage and Hotel Comps, at retail (1)	$1,373	$1,452	$1,369
Free Plays or Coupons	1,573	1,569	1,882
Player Points	1,308	1,269	1,406
Total Promotional Allowances	$4,254	$4,290	$4,657

(1)	The estimated cost of such complimentary services is charged to casino operations, and was $1.0 million, $1.1 million and $0.9 million in 2005, 2004 and 2003, respectively.

10.	INCOME TAXES

The provision for income tax expense consists of the following:

Amounts shown in thousands	2005	2004	2003
Federal - Current	$(172)	$(308)	$948
Federal - Deferred	42	604	203
Provision for federal income taxes	(130)	296	1,151

State - Current	(54)	(45)	128
State - Deferred	6	82	28
Provision for state income taxes	(48)	37	156

Foreign - Current	720	548	502
Foreign - Deferred	(195)	(132)	(32)
Provision for foreign income taxes	525	416	470
Total Provision for income taxes	$347	$749	$1,777

-F29-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of federal income tax statutory rate and our effective tax rate is as follows:

	2005	2004	2003
Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(21.0%)	(16.1%)	-
State income tax (net of federal benefit)	(0.8%)	0.6%	2.3%
Non-deductible write-offs (recoveries) and expenses	-	(0.9%)	-
Effect of foreign currency translation adjustment for sale of Verkrans	-	(2.0%)	-
Effect of stock option exercises	(10.9%)	-	-
IRS audit accrual	2.6%	-	-
Permanent and other items	4.7%	(2.2%)	(1.1%)
Total Provision for income taxes	8.6%	13.4%	35.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at December 31, 2005 and 2004, consist of the following:

Amounts shown in thousands Deferred tax assets (liabilities) - U.S. federal and state:	2005	2004
Deferred tax (liabilities) - non-current:
Amortization of goodwill for tax	$(880)	$(667)

Deferred tax assets - non-current::
Property and equipment	434	214
Write-down of non-operating casino property	181	169
Other	50	50
Total deferred tax assets - non-current	665	433
Net deferred tax (liabilities) - non-current	(215)	(234)

Prepaid expenses -current	(111)	-
Accrued liabilities and other - current	103	97
Net deferred tax (liabilities) assets - current	(8)	97
Total deferred tax (liabilities) - U.S. federal and state	$(223)	$(137)

-F30-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) - foreign:
Deferred tax (liabilities) - non-current:
Property and equipment	$(104)	$-
Deferred tax assets - non-current::
Property and equipment	-	207
NOL Carryforward	297	-
Accrued liabilities and other	187	-
Total deferred tax assets - non-current	494	207
Net deferred tax assets - non-current	380	207

Accrued liabilities and other - current	125	108
Prepaid expenses - current	(53)	(20)
Net deferred tax assets - current	72	88
Total deferred tax assets - foreign	$452	$295
Net deferred tax assets	$229	$158

11.	EARNINGS PER SHARE
Basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 were computed as follows:

Amounts shown in thousands, except share data	2005	2004	2003

Basic Earnings Per Share:
Net earnings	$4,481	$4,738	$3,246
Weighted average common shares	15,923,585	13,683,016	13,633,092
Basic earnings per share	$0.28	$0.35	$0.24

Diluted Earnings Per Share:
Net earnings available to common shareholders	$4,481	$4,738	$3,246
Weighted average common shares	15,923,585	13,683,016	13,633,092
Effect of dilutive securities:
Stock options and warrants	2,155,588	2,158,207	1,154,905
Dilutive potential common shares	18,079,173	15,841,223	14,787,997
Diluted earnings per share (*)	$0.25	$0.30	$0.22

* There were no options or warrants excluded from the computation of the dilutive earnings per share.

-F31-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SEGMENT INFORMATION

We are managed in six segments: Cripple Creek, Colorado; Central City, Colorado; Edmonton, Canada; South Africa; Cruise Ships; and Corporate and Other operations.

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

The cruise ship segment includes the revenues and expenses of the shipboard operations for which the Company has casino concessions agreements.

Corporate and Other operations include, among other items, the revenue and expense of corporate gaming projects for which we have secured long-term service contracts.

Earnings before interest, taxes, depreciation, amortization and minority interest (adjusted EBITDA) is not considered a measure of performance recognized as an accounting principle generally accepted in the United States of America. Management believes that adjusted EBITDA is a valuable measure of the relative performance amongst its operating segments. The gaming industry commonly uses adjusted EBITDA as a method of arriving at the economic value of a casino operation. It is also used by our lending institutions to gauge operating performance. Management uses adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, and depreciation and amortization expense associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the oftentimes high cost of acquiring existing operations.

Segment information as of and for the years ended December 31, 2005, 2004 and 2003 are presented below.

-F32-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Cripple Creek, CO				Central City, CO

As of and for the Year Ended December 31,	2005		2004	2003	2005	2004	2003

Property and equipment, net		$23,206	$22,985	$21,392	$21,105	$9,200	$-
Total assets		$33,151	$33,101	$32,200	$23,219	$9,268	$-

Net operating revenue		$17,111	$17,561	$18,430	$6	$-	$-
Operating expenses excluding depreciation)		$10,937	$11,055	$10,745	$567	$8	$-
Depreciation		$1,703	$1,512	$1,349	$-	$-	$-
Earnings from unconsolidated subsidiary		$-	$-	$-	$-	$-	$-
Earnings (loss) from operations		$4,471	$4,994	$6,336	$(561)	$(8)	$-
Interest income		$13	$12	$12	$-	$-	$-
Interest expense, including debt issuance cost, net		$(259)	$(123)	$1	$(296)	$-	$-
Early debt repayment expense	$		$-	$-	$-	$-	$-
Other income (expense), net		$-	$-	$2	$-	$-	$-
Non-operating items from unconsolidated subsidiary		$-	$-	$-	$-	$-	$-
Earnings (loss) before income taxes and minority interest		$4,743	$5,129	$6,349	$(857)	$(8)	$-
Income tax expense		$1,802	$1,949	$2,413	$-	$-	$-
Minority interest		$-	$-	$-	$857	$8	$-
Net Earnings (loss)		$2,941	$3,180	$3,936	$-	$-	$-

Reconciliation to adjusted EBITDA:
Net earnings (loss)		$2,941	$3,180	$3,936	$-	$-	$-
Minority interest		$-	-	-	(857)	(8)	-
Interest income		$(13)	$(12)	$(12)	$-	$-	$-
Interest expense		$(259)	$(123)	$1	$296	$-	$-
Early debt repayment expense		$-	$-	$-	$-	$-	$-
Income taxes		$1,802	$1,949	$2,413	$-	$-	$-
Depreciation		$1,703	$1,512	$1,349	$-	$-	$-
Adjusted EBITDA		$6,174	$6,506	$7,687	$(561)	$(8)	$-

-F33-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Edmonton, Canada			South Africa

As of and for the Year Ended December 31,	2005	2004	2003	2005	2004	2003

Property and equipment, net	$8,750	$-	$-	$15,215	$15,592	$14,020
Total assets	$9,654	$-	$-	$26,147	$24,975	$19,771

Net operating revenue	$57	$-	$-	$17,015	$15,334	$11,149
Operating expenses (excluding depreciation)	$236	$-	$-	$10,519	$9,800	$7,893
Depreciation	$3	$-	$-	$1,473	$1,343	$1,073
Earnings from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) from operations	$(182)	$-	$-	$5,023	$4,191	$2,183
Interest income	$12	$-	$-	$198	$150	$189
Interest expense, including debt issuance cost, net	$(61)	$-	$-	$(683)	$(788)	$(929)
Early debt repayment expense	$-	$-	$-	$(181)	$-	-
Other income (expense), net	$13	$-	$-	$-	$1	$(7)
Non-operating items from unconsolidated subsidiary	$-	$-	$-	$-	$-	$-
Earnings (loss) before income taxes and minority interest	$(218)	$-	$-	$4,357	$3,554	$1,436
Income tax expense (benefit)	$(81)	$-	$-	$1,255	$906	$487
Minority interest	$61	$-	$-	$-	$-	$(22)
Net Earnings (loss)	$(76)	$-	$-	$3,102	$2,648	$927

Reconciliation to adjusted EBITDA:
Net earnings (loss)	$(76)	$-	$-	$3,102	$2,648	$927
Minority interest	$(61)	$-	$-	$-	$-	$22
Interest income	$(12)	$-	$-	$(198)	$(150)	$(189)
Interest expense	$61	$-	$-	$683	$788	$929
Early debt repayment expense	$-	$-	$-	$181	$-	$-
Income taxes	$(81)	$-	$-	$1,255	$906	$487
Depreciation	$3	$-	$-	$1,473	$1,343	$1,073
Adjusted EBITDA	$(166)	$-	$-	$6,496	$5,535	$3,249

-F34-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Cruise Ships			Corporate & Other

As of and for the Year Ended December 31,	2005	2004	2003	2005	2004	2003

Property and equipment, net	$854	$386	$327	$472	$466	$1,057
Total assets	$1,629	$1,028	$731	$29,763	$2,832	$2,115

Net operating revenue	$3,151	$2,769	$1,737	$105	$101	$114
Operating expenses (excluding depreciation)	$2,142	$1,836	$1,175	$3,741	$3,120	$2,117
Depreciation	$144	$110	$74	$26	$28	$172
(Loss) earnings from unconsolidated subsidiary	$-	$-	$-	$(109)	$55	$-
Earnings (loss) from operations	$865	$823	$488	$(3,771)	$(2,992)	$(2,175)
Interest income	$-	$-	$1	$253	$6	$2
Interest expense, including debt issuance cost, net	$-	$-	$-	$(1,328)	$(922)	$(1,081)
Early debt repayment expense	$-	$-	$-	$-	$-	$-
Other income (expense), net	$-	$-	$16	$-	$-	$9
Non-operating items from unconsolidated subsidiary	$-	$-	$-	$(4)	$(5)	$-
Earnings (loss) before income taxes and minority interest	$865	$823	$505	$(4,850)	$(3,913)	$(3,245)
Income tax expense (benefit)	$26	$25	$150	$(2,655)	$(2,131)	$(1,273)
Minority interest	$-	$-	$-	$(130)	$(106)	$-
Net Earnings (loss)	$839	$798	$355	$(2,325)	$(1,888)	$(1,972)

Reconciliation to adjusted EBITDA:
Net earnings (loss)	$839	$798	$355	$(2,325)	$(1,888)	$(1,972)
Minority interest	$-	$-	$-	$130	$106	$-
Interest income	$-	$-	$(1)	$(253)	$(6)	$(2)
Interest expense	$-	$-	$-	$1,328	$922	$1,081
Early debt repayment expense	$-	$-	$-	$-	$-	$-
Income taxes	$26	$25	$150	$(2,655)	$(2,131)	$(1,273)
Depreciation	$144	$110	$74	$26	$28	$172
Adjusted EBITDA	$1,009	$933	$578	$(3,749)	$(2,969)	$(1,994)

-F35-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts shown in thousands	Consolidated

As of and for the Year Ended December 31,	2005	2004	2003

Property and equipment, net	$69,602	$48,629	$36,796
Total assets	$123,563	$71,204	$54,817
Net operating revenue	$37,445	$35,765	$31,430
Operating expenses (excluding depreciation)	$28,142	$25,819	$21,930
Depreciation	$3,349	$2,993	$2,668
(Loss) earnings from unconsolidated subsidiary	$(109)	$55	$-
Earnings (loss) from operations	$5,845	$7,008	$6,832
Interest income	$476	$168	$204
Interest expense, net, including debt issuance cost	$(2,109)	$(1,587)	$(2,011)
Early debt repayment expense	$(181)	$-	$-
Other income (expense), net	$13	$1	$20
Non-operating items from unconsolidated subsidiary	$(4)	$(5)	$-
Earnings (loss) before income taxes and minority interest	$4,040	$5,585	$5,045
Income tax expense	$347	$749	$1,777
Minority interest	$788	$(98)	$(22)
Net Earnings (loss)	$4,481	$4,738	$3,246
Reconciliation to adjusted EBITDA:
Net earnings (loss)	$4,481	$4,738	$3,246
Minority interest	$(788)	$98	$22
Interest income	$(476)	$(168)	$(204)
Interest expense	$2,109	$1,587	$2,011
Early debt repayment expense	$181	$-	$-
Income taxes	$347	$749	$1,777
Depreciation	$3,349	$2,993	$2,668
Adjusted EBITDA	$9,203	$9,997	$9,520

-F36-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

South African Tax Audit - The Company’s tax return in South Africa for 2000 and 2001 has been audited by the South African Revenue Service (“SARS”) and we were assessed additional tax and interest of $0.3 million (Rand 1.9 million) which we are appealing. We have been notified that our appeal will be heard in May 2006. We have established a receivable in the amount of approximately $0.3 million (Rand 1.9 million), of which approximately $0.1 million (Rand 0.5 million) consists of accrued interest, for the recovery of taxes assessed by SARS and paid by Caledon in 2005. Although there can be no assurances, at this time management believes that it is probable that Caledon will be successful in its appeal.

2003 Tax Audit - The Company’s 2003 US tax return is currently being audited by the United States Internal Revenue Service (“IRS”). As of December 31, 2005, the IRS has not issued any assessment. We do not expect any settlement that might result from the audit to be materially in excess of amounts accrued.

South Africa - Gauteng - During September 2001, our subsidiary, Century Casinos Africa entered into an agreement to secure a 50% ownership interest in Rhino Resort Ltd (Rhino), a consortium which includes Silverstar Development Ltd. (Silverstar). Rhino submitted an application for a proposed hotel/casino resort development in a region of the greater Johannesburg area of South Africa known as the West Rand at a cost of approximately 400 million Rand ($59.8 million). In November 2001, Rhino was awarded the sixth and final casino license serving the Gauteng province in South Africa. In February 2002, Tsogo Sun Holdings (Pty) Ltd (Tsogo), a competing casino, filed a Review Application seeking to overturn the license award by the Gauteng Gambling Board (GGB). In September 2002, the High Court of South Africa overturned the license award. As a result of these developments, in 2002 the Company recorded a $0.4 million write-off for all advances made, and pre-construction cost incurred, in conjunction with the Johannesburg project. In November 2002, and upon the advice of legal counsel, Silverstar, with the support and agreement of all other parties to the original two applications for the West Rand license, including our subsidiary, Century Casinos Africa, made representation to the GGB requesting that the sole remaining license for the province of Gauteng be awarded to Silverstar pursuant to its original 1997 application. The GGB in December 2002 denied Silverstar’s request. As a result, Silverstar on March 4, 2003 initiated legal action against the GGB in the High Court of South Africa seeking, inter alia, that the court compel the authorities to award the license to Silverstar. In October 2003 a judgment was handed down from the High Court of South Africa compelling the GGB to award a casino license to Silverstar for the western periphery of metropolitan Johannesburg upon the terms of its original 1997 application. In November 2003 the GGB’s subsequent application for leave to appeal the October 2003 judgment was denied by the High Court. In December 2003, the GGB served notice to petition the South African Supreme Court of Appeal requesting a further appeal against the judgment of the High Court. In February 2004, the Supreme Court of Appeal of South Africa granted the GGB’s request for leave to appeal. Silverstar has informed the Company that the Supreme Court of Appeal met on February 28, 2005 to review Silverstar’s petition against the leave to appeal granted to the GGB, at which time the court reserved judgment. On March 29, 2005, Silverstar reported that the Supreme Court of Appeal dismissed the appeal of the GGB and upheld the earlier High Court decision to award the license to Silverstar.

-F37-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total selling price was approximately $8.5 million, or 50.3 million Rand, of which $6.8 million (40.3 million Rand) is contingent upon regulatory and related approvals being secured by Silverstar and the Akani group. An initial payment of approximately $1.7 million, or 10.0 million Rand, was received for both the sale of 100% of the outstanding common stock of Verkrans Ontwikkelings Maatskappy (Pty) Ltd., a wholly owned subsidiary of CCA, whose only asset was land, carried at 4.4 million Rand, and previously advanced funds to Silverstar. Also in conjunction with the agreements, we loaned Silverstar $0.5 million (3.0 million Rand), of which the entire amount was fully reserved, repayable in six equal annual installments with interest commencing January 1, 2007. We have, therefore, only recognized net proceeds of 7.0 million Rand in the transaction. The shares were sold for book value, less the cost of disposition. We recognized a foreign currency translation gain of $0.4 million on the disposition of Verkrans, resulting from the difference between the exchange rate at the time of purchase in March 2002 and the exchange rate at the time of sale in December 2004. The foreign currency translation gain, less the cost of disposition, or $0.4 million is included in other operating revenue for 2004. The excess amount was first applied to receivables which had not been written off, totaling 1.6 million Rand and the remaining 1.0 million Rand or $0.2 million was applied to advances written off in 2002 and the recovery is reported in general and administrative expenses for 2004. The balance of the selling price of approximately $6.8 million, or 40.3 million Rand, is contingent on certain approvals being secured by Silverstar and the Akani Group and has not been recorded by the Company.

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

Employee Benefit Plan - In March 1998, we adopted a 401(k) Savings and Retirement Plan (the “Plan”). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed less than $0.1 million to the Plan in each of 2005, 2004 and 2003.

Operating Lease Commitments and Purchase Options - We have entered into certain noncancelable operating leases for real property and equipment. Rental expense was $0.4 million in each of 2005, 2004 and 2003.

In June 1998, we began leasing parking spaces from the City of Cripple Creek under a five-year agreement. We may purchase the property for $3.3 million, less cumulative lease payments ($0.7 million through December 31, 2005), at any time during the lease term. In February 2000, the agreement was amended to extend the term to 2010.

-F38-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 1999, we entered into a purchase option agreement for a property in Cripple Creek, Colorado, situated across the street from the Womacks casino on Bennett Avenue. The agreement, as amended on February 7, 2000, provides for an option period through March 31, 2004 and an exercise price of $1.5 million, less 50% of cumulative monthly option payments. In January 2004, we sold the option to an unrelated party for a sum of $0.2 million.

Following is a summary of operating lease commitments as of December 31, 2005:

Amounts shown in thousands.
Year ending December 31,	Amount
2006	$351
2007	128
2008	127
2009	107
2010	38
Total	$751

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

14.	UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2005, 2004 and 2003 is as follows:

Amounts shown in thousands except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2005
Net operating revenue	$9,228	$8,908	$10,030	$9,279
Earnings from operations	$1,558	$877	$1,945	$1,465
Net earnings	$1,007	$509	$1,281	$1,684
Basic earnings per share (1)	$0.07	$0.04	$0.09	$0.08
Diluted earnings per share (1)	$0.06	$0.03	$0.08	$0.07

Year ended December 31, 2004
Net operating revenue (2) (3)	$8,164	$8,853	$9,671	$9,077
Earnings from operations (2) (3)	$1,743	$1,858	$2,102	$1,305
Net earnings (2)	$904	$1,147	$1,233	$1,454
Basic earnings per share (1)	$0.07	$0.08	$0.09	$0.11
Diluted earnings per share (1)	$0.06	$0.07	$0.08	$0.09

Year ended December 31, 2003
Net operating revenue	$7,381	$7,553	$8,278	$8,190
Earnings from operations	$1,698	$1,667	$1,776	$1,663
Net earnings	$755	$751	$914	$826
Basic earnings per share (1)	$0.06	$0.06	$0.07	$0.06
Diluted earnings per share (1)	$0.05	$0.05	$0.06	$0.06

-F39-

Index

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Sum of quarterly results may differ from annual results presented in Note 12, Earnings per Share, to the Consolidated Financial Statements, and the Statement of Earnings because of rounding.

(2)
In the 4th quarter of 2004 we recognized a $0.4 million gain from the sale of Verkrans, which is reported in net operating revenue. We also recovered approximately $0.2 million in receivables previously written off in 2002, which is reported in earnings from operations.

(3)	For the 1st, 2nd, and 3rd quarter of 2004, certain reclassifications have been made to net operating revenue and earnings from operations to conform to the 4th quarter presentation.

15.	TRANSACTIONS WITH RELATED PARTIES

On April 1, 2004, the Company paid $0.4 million to Thomas Graf, a founding stockholder of the Company for the settlement of an unsecured note payable.

We have entered into compensation agreements with certain members of the Board of Directors. Specifically, we have entered into separate management agreements with Flyfish Casino Consulting AG, a management company controlled by Erwin Haitzmann and with Focus Casino Consulting AG, a management company controlled by Peter Hoetzinger, to secure the services of each director, respectively. Included in the consolidated statements of earnings for the years ended December 31, 2005, 2004 and 2003 are payments to Flyfish Casino Consulting in the amounts of $0.5 million, $0.5 million and $0.4 million, respectively, and payments to Focus Casino Consulting in the amounts of $0.5 million, $0.5 million, $0.4 million, respectively.

Erwin Haitzmann, Peter Hoetzinger and their respective family trusts own a minority interest in CRL. Collectively they own approximately 3.5% of CRL’s outstanding shares of common stock.

During 2004, James Forbes, a former member of the Company’s Board of Directors and a current board member of Century Casinos Caledon Proprietary Limited, loaned $0.1 million to the Company to secure a note to Silverstar. The Company repaid the loan in December 2004.

There have been no transactions with management, except as otherwise disclosed herein.

 -F40-