Form 10-Q
period 2006-05-09
CENTURY CASINOS INC /CO/
filed 2006-05-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.      Large accelerated filer __ Accelerated filer   X   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common stock, $0.01 par value, 22,980,567 shares outstanding as of May 9, 2006
--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Amounts in thousands, except for share information	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$28,374	$37,167
Restricted cash	971	947
Receivables, net	496	293
Prepaid expenses	530	518
Inventories	202	209
Deposit on Newcastle, South Africa purchase	6,574	-
Other current assets	1,031	927
Deferred income taxes - foreign	79	72
Total current assets	38,257	40,133

Property and Equipment, net	83,154	69,602
Goodwill	13,267	8,662
Casino Licences	1,899	1,845
Deferred Income Taxes - foreign	443	380
Other Assets	2,690	2,941
Total	$139,710	$123,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,891	$1,789
Accounts payable and accrued liabilities	9,570	5,504
Accrued payroll	839	1,149
Taxes payable	1,618	1,189
Other	8	8
Total current liabilities	13,926	9,639

Long-Term Debt, less current portion	29,215	17,934
Deferred Tax Liability - domestic	179	215
Minority Interest	2,275	4,444

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
22,568,443 shares issued; 22,380,567 shares outstanding	226	226
Additional paid-in capital	68,677	68,571
Accumulated other comprehensive earnings	3,556	2,568
Retained earnings	22,081	20,391
	94,540	91,756
Treasury stock - 187,876 shares at cost	(425)	(425)
Total shareholders’ equity	94,115	91,331
Total	$139,710	$123,563

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Three Months Ended March 31,
Amounts in thousands, except for share information	2006	2005
Operating Revenue:
Casino	$9,145	$9,051
Hotel, food and beverage	1,082	1,228
Other	148	216
	10,375	10,495
Less promotional allowances	901	1,267
Net operating revenue	9,474	9,228

Operating Costs and Expenses:
Casino	3,513	3,541
Hotel, food and beverage	614	768
General and administrative	3,042	2,442
Property write-downs and other write-offs, net of recoveries	7	(30)
Depreciation	770	852

Total operating costs and expenses	7,946	7,573

(Loss) from unconsolidated subsidiary	-	(97)
Earnings from Operations	1,528	1,558
Non-Operating Income (Expense):
Interest income	279	47
Interest expense	(203)	(453)
Other income (expense), net	90	(14)
Non-operating items from unconsolidated subsidiary	-	(1)
Non-operating income (expense), net	166	(421)
Earnings before Income Taxes and Minority Interest	1,694	1,137
Provision for income taxes	356	156
Earnings before Minority Interest	1,338	981
Minority interest in subsidiary losses	352	26
Net Earnings	$1,690	$1,007

Earnings Per Share:
Basic	$0.08	$0.07
Diluted	$0.07	$0.06

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For The Three Months Ended March 31,
Amounts in thousands	2006	2005

Net Earnings	$1,690	$1,007
Foreign currency translation adjustments	988	(1,648)
Comprehensive Earnings (Loss)	$2,678	$(641)

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended March 31,
Amounts in thousands	2006	2005

Cash Flows from Operating Activities:
Net earnings	$1,690	$1,007

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	770	852
Amortization of share-based compensation	101	-
Amortization of deferred financing costs	14	14
Deferred tax expense	(95)	46
Minority interest in subsidiary losses	(352)	(26)
Loss from unconsolidated subsidiary	-	98
Other	6	-

Changes in operating assets and liabilities:
Receivables	(200)	(110)
Prepaid expenses and other assets	124	25
Accounts payable and accrued liabilities	4,267	(387)
Accrued payroll	(321)	(476)
Taxes payable	404	(129)

Net cash provided by operating activities	6,408	914

Cash Flows from Investing Activities:
Purchases of property and equipment	(13,925)	(1,560)
Purchase of minority shareholder interest in subsidiary	(5,135)	-
Deposit on Newcastle, South Africa purchase	(6,574)	-
Cash contribution of $2.4 million towards interest in subsidiary, less net cash acquired of $1.7 million	-	(753)

Net cash used in investing activities	(25,634)	(2,313)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
Amounts in thousands	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	$16,123	$10,221
Principal repayments	(6,478)	(9,593)
Deferred financing charges	34	-
Increase in restricted cash	-	(211)
Proceeds from exercise of options	-	74
Other	6	-

Net cash provided by financing activities	9,685	491

Effect of exchange rate changes on cash	748	(442)

Decrease in Cash and Cash Equivalents	(8,793)	(1,350)

Cash and Cash Equivalents at Beginning of Period	37,167	8,411

Cash and Cash Equivalents at End of Period	$28,374	$7,061

Supplemental Disclosure of Noncash Financing Activities:

On February 24, 2005, our wholly owned subsidiary, Century Resorts International Limited (“CRI”), purchased a 56.4% equity interest in Century Resorts Alberta, Inc. (“CRA”) for the purpose of operating the proposed casino and hotel by contributing $2.4 million in cash to CRA. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of cash acquired	$1,679
Fair value of property and equipment acquired	2,631
Amount credited to minority partner	(1,878)
Cash paid	$2,432

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,564
Fair value of long-term debt issued	(1,247)
Cash paid	$5,135

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. CRA is a new entity and pro forma information is not applicable.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Three Months Ended March 31,
	2006	2005
Interest paid	$341	$399
Income taxes paid	$1	$-

See notes to condensed consolidated financial statements.

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company that owns and operates Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado; owns and operates The Caledon Hotel, Spa & Casino (“Caledon”) near Cape Town, South Africa; owns and operates the Casino Millennium in the Marriott Hotel in Prague, Czech Republic; operates the casinos aboard the Silver Wind, Silver Cloud, Silver Whisper, The World of ResidenSea, and the vessels of Oceania Cruises; owns and has begun construction on a casino and hotel development in Edmonton, Alberta, Canada; and owns a 65% interest in, and has begun construction on, a casino and hotel development in Central City, Colorado. As of April 1, 2006, Century Casinos Africa (Pty) Ltd. (“CCA”) owns 60% of, and provides technical casino services to, the Monte Vista Casino & Conference Center, Newcastle, South Africa. The Company continues to pursue other international projects in various stages of development.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain  information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2005 financial information in order to conform to the 2006 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Projects under Development:

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, Century Casinos Tollgate, Inc. (“CTI”), entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $48.7 million development is planned to include a 66,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. We contributed $3.5 million cash equity to the project through CTI in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options valued at $5.7 million, net of mortgages, for a 35% interest. Of the $48.7 million in overall project costs, $8.0 million has been contributed by us as cash equity, $35.0 million is financed externally, and the balance of $5.7 million is the net value of the minority partner’s contribution. Century Casinos Management, Inc. (“CCM”), our wholly owned subsidiary, has entered into a Casino Services Agreement to manage the property. On November 21, 2005, we entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. On April 20, 2006, the Colorado Division of Gaming approved the issuance of our license for the Central City casino.

--8--

Edmonton, Alberta, Canada - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International Limited (“CRI”), we acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately $2.4 million. Our local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, the Company purchased the remaining 43.6% interest in CRA for approximately $6.3 million ($7.3 million Canadian). The Company paid approximately $5.1 million ($5.8 million Canadian) at closing with the remainder payable on the first anniversary of the opening of the casino. The Company recorded approximately $4.6 million of goodwill associated with this purchase. Excluding the costs to purchase the minority shareholder’s interest, the $30.4 million ($35.8 million Canadian) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $30.4 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.1 million ($20.0 million Canadian) will be financed through external financing, $9.0 million ($10.5 million Canadian) will be provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the former minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a $17.1 million ($20.0 million Canadian) credit facility with Canadian Western Bank for the development of the casino property. On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility.

Newcastle, South Africa - On April 1, 2006, CCA completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”), which owns the Monte Vista Casino in Newcastle, South Africa for approximately $9.3 million (57.5 million Rand). The current casino is a temporary facility that has 200 slot machines and seven gaming tables. A new permanent facility is proposed to be constructed in 2006 for approximately $11.4 million (70 million Rand), excluding value added taxes. Of the $11.4 million in overall construction costs, $1.3 million (8.0 million Rand) will be from cash on hand, $8.1 million (50.0 million Rand) will be financed through external financing, and $2.0 million (12.0 million Rand) will be provided by CCA as a shareholder loan. Construction has begun on the new facility and we expect to be operating in this new facility by the fourth quarter 2006. The initial gaming mix in the permanent facility is expected to be 225 slot machines and seven gaming tables. An additional $0.4 million (2.5 million Rand) will be payable if the casino revenue during the first 12 months of operation at the new location exceeds $15.4 million (95.0 million Rand). CCA has also entered into a long-term agreement to manage Balele’s entire casino, resort and hotel operations.

In connection with CCA’s purchase of its equity interest in Balele, a sale of shares agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (hereafter referred to as the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the current casino for approximately $1.9 million (12 million Rand) within 60 days of closing. The Sellers have informed CCA that they will not be able to sell the casino for 12 million Rand. As a result, the purchase price for the 60% interest in Balele has been reduced by this amount, thus reducing the overall purchase price to $7.4 million (45.5 million Rand). On March 30, 2006, the Company transferred $6.6 million (40.5 million Rand) of the $7.4 million (45.5 million Rand) purchase price to an independent third party to be held in escrow. This amount has since been forwarded to the Sellers. These funds are recorded as a current asset on the March 31, 2006 condensed consolidated balance sheet. We will consolidate the results of Balele in our financial statements beginning April 1, 2006.

                                             *****

--9--

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

	March 31, 2006	December 31, 2005	March 31, 2005
South African Rand	6.1556	6.3399	6.2190
Euros	0.8237	0.8446	0.7710
Czech Koruna	23.4260	24.5810	23.1500
Canadian Dollars	1.1671	1.1659	1.2096
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

3.	STOCK-BASED COMPENSATION

Prior to January 1, 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the quarters ended March 31, 2006 and 2005.

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through March 31, 2006, only incentive stock option awards, for which the option price may not be less than fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the Board of Directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of March 31, 2006, there were 1,986,210 options outstanding, of which 1,951,210 options were issued under the EEIP and 35,000 options have been issued under the 2005 Plan.

--10--

For the quarter ended March 31, 2006, we recorded $0.1 million for stock-based compensation expense related to stock option grants made in prior years. The amount is included in general and administrative expense. The impact to both basic and diluted earnings per share for the first quarter was less than $0.01. There was no capitalized stock-based compensation expense.

The following table summarizes option activity under the EEIP and 2005 Plan as of March 31, 2006 and changes during the period then ended:

		Weighted-Average
	Shares	Exercise Price
Employee Stock Options:
Outstanding at January 1, 2006	1,986,210	$ 2.33
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at March 31, 2006	1,986,210	2.33
Options exercisable at March 31, 2006	1,024,613	$ 1.61

            Summarized information regarding all employee options outstanding at March 31, 2006, is as follows:

		Weighted-
	Number	Average	Number	Aggregate
Exercise	Outstanding at	Remaining	Exercisable at	Intrinsic
Price	March 31, 2006	Term in Years	March 31, 2006	Value

$0.75	610,000	2.6	610,000	$ 6,032,900
$1.50	7,500	0.9	7,500	$ 68,550
$1.75	10,000	5.0	10,000	$ 88,900
$2.93	1,323,710	7.9	397,113	$ 10,205,804
$7.68	35,000	9.6	-	$ 103,600
	1,986,210	6.3	1,024,613	$ 16,499,754

--11--

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $10.64 as of March 31, 2006 and the exercise price multiplied by the number of options outstanding as of that date.

At March 31, 2006, there is $0.4 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this total, $0.3 million will be recognized over the remainder of 2006 and $0.1 million will be recognized in subsequent years through 2009.

As of March 31, 2006, there were an additional 80,000 options outstanding to directors of the Company with a weighted average exercise price of $2.98.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statement of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect compensation expense associated with recognizing stock-based compensation under the fair value method. We did not record stock-based compensation expense related to employee stock options during the three months ended March 31, 2005; however, pro forma stock-based compensation expense for the three months ended March 31, 2005 is as follows:

Amounts in thousands, except for share information		For the Three Months Ended March 31, 2005
Net earnings, as reported		$1,007
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127
Pro forma net earnings		$880

Earnings per share
Basic:	As reported	$0.07
	Pro forma	$0.06

Diluted:	As reported	$0.06
	Pro forma	$0.05

    On May 5, 2006, the Company issued 600,000 new shares of its common stock , at an exercise price of $0.75 per share, for stock options exercised in cash.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Prior to April 13, 2006, we had a 50% ownership interest in Casino Millennium (“CM”) and accounted for this investment under the equity method. On April 13, 2006, our wholly owned subsidiary, Century Casinos Europe GmbH, purchased the remaining 50% of CM for approximately $0.7 million, covering the buyout of a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10 million), the takeover of loans previously granted to CM by the former minority partner and the purchase price for the former minority partner’s 50% equity interest. We will consolidate CM’s results in our financial statements beginning April 13, 2006.

--12--

Following is the summarized unaudited financial information of CM:

Amounts in thousands	As of March 31,	As of December 31,
	2006	2005
Balance Sheet:
Current assets	$1,619	$1,391
Noncurrent assets	$784	$869
Current liabilities	$821	$568
Noncurrent liabilities	$1,641	$1,476

	For the Three Months Ended March 31,
	2006	2005
Operating Results:
Net operating revenue	$456	$422
Net loss (1)(2)	$(269)	$(196)

(1)	After expensing casino services fees to the Company of $0.1 million for each of the three months ended March 31, 2006 and 2005.

(2)
Under the equity method of accounting, when an investor’s net investment is reduced to zero, the investor should not provide for additional losses unless the investor has guaranteed the obligations of the investee. The Company has not provided this guarantee to CM. Accordingly, the Company has only recorded its portion of the loss that reduced its net investment to zero.

5. LONG-TERM DEBT

Long-term debt as of March 31, 2006 and December 31, 2005 consisted of the following:

Amounts shown in thousands:	March 31,	December 31,
	2006	2005
Revolving Credit Facility - Womacks	$5,701	$481
Construction Term Loan - Central City	13,986	8,931
Nedbank Limited Term Loan	8,964	9,091
Notes payable	2,381	1,135
Capital leases and other	74	85

Total long-term debt	31,106	19,723
Less current portion	(1,891)	(1,789)
Long-term portion	$29,215	$17,934

Revolving Credit Facility - Womacks

On December 6, 2005, the Company entered into a fifth amendment with Wells Fargo Bank permitting the Company to make capital contributions to Womacks for a specified period that can be used to repay the outstanding obligations under the Womacks revolving credit facility, and subsequently permitting Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions ($14.5 million as of December 31, 2005) made during the specified period. During the first quarter of 2006, the Company borrowed approximately $5.1 million to fund the buyout of the minority interest at CRA (see Note 1).

--13--

Canadian Western Bank

On September 23, 2005, CRA agreed to the terms of a $17.1 million ($20.0 million Canadian) credit facility with Canadian Western Bank for the development of a casino and hotel in Edmonton, Alberta, Canada. The credit facility is subject to certain closing conditions, one of which includes a total equity requirement of $12.8 million ($14.9 million Canadian). As of March 31, 2006, an additional $2.0 million ($2.3 million Canadian) must be provided before we can draw on the construction loan. The Company expects this requirement to be met from funds currently on hand.

Notes Payable

Unsecured notes payable, in the amount of $1.1 million, as of March 31, 2006, to a minority interest holder in Tollgate, are payable contingent upon the opening of the Central City casino. The first note for $1.0 million is payable in two equal installments; the first payment is payable one year from the opening date of the casino, with the second payment due six months later. The note bears interest at an 8% rate and is classified as long-term in the accompanying consolidated balance sheet. In March 2005, the Company issued a second unsecured note payable in the amount of $0.1 million to a minority interest shareholder, payable on the opening date of the casino, thus considered as a current liability on the March 31, 2006 condensed consolidated balance sheet.

In conjunction with the buyout of the minority interest in CRA (see Note 1), an unsecured note payable in the amount of $1.2 million ($1.4 million Canadian) is payable on the earlier of (1) the 10th business day following the first anniversary of the opening date of the casino project in Edmonton, Alberta, Canada or (2) the date that we transfer all of our shares in CRA to any other party other than an affiliate of the Company. The note is non-interest bearing; however, if we default on the payment of the note, the note bears interest at 12% per annum from the date of default. The note is classified as long-term in the accompanying condensed consolidated balance sheet.

As of March 31, 2006 and December 31, 2005, the Company was in compliance with all covenants related to our borrowings.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 10.9% and 8.9% for the three month period ended March 31, 2006 and 2005, respectively, excluding the amortization of deferred financing charges. Construction financing for the Central City, Colorado project, at a weighted average interest rate of 13.7%, accounted for approximately 42% of the average outstanding debt during the three month period ended March 31, 2006. Repayment of high interest rate debt in South Africa helped limit the increase in the consolidated weighted average interest rate for the quarter ended March 31, 2006.

6.  SEGMENT INFORMATION

We are managed in six segments: Cripple Creek, Colorado; Caledon, South Africa; Cruise Ships; Central City, Colorado; Edmonton, Alberta, Canada; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. (“WMCK”) and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Caledon, South Africa segment are those of Century Casinos Caledon (Pty) Ltd., which operates the Caledon Hotel, Spa and Casino, and its related food service operation, which has been contracted to Celebrations Accommodation and Food Service Management (Pty) Ltd., a wholly owned subsidiary of CCA.

--14--

The Cruise Ships segment includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements.

The operating results of the Central City, Colorado segment are those of CTI and its subsidiary, which are developing a proposed casino and hotel.

The operating results of the Edmonton, Alberta, Canada segment are those of CRA, which is developing a proposed casino and hotel.

Corporate and Other operations include, among other items, the revenue and expense of managing corporate gaming projects for which we have secured long-term service contracts.

Earnings before interest, taxes, depreciation, amortization and minority interest (adjusted EBITDA) is not considered a measure of performance recognized under US GAAP. The Company’s management believes that adjusted EBITDA is a valuable measure of the relative non-US GAAP performance amongst its operating segments. The gaming industry commonly uses adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, depreciation expense, amortization expense and minority interest associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. The Company’s lending institutions use EBITDA (Earnings before interest, taxes, depreciation and amortization) to gauge our operating performance.

--15--

Amounts in thousands	Cripple Creek, CO		Caledon, South Africa		Cruise Ships
As of and for the Three Months Ended March 31,	2006	2005	2006	2005	2006	2005
Property and equipment, net	$22,931	$22,797	$16.246	$14,280	$959	$565
Total Assets	$32,704	$32,720	$20,292	$19,009	$1,713	$1,153
Net operating revenue	$3,836	$3,805	$4,772	$4,734	$857	$653
Operating expenses (excluding depreciation)	2,451	2,661	2,659	2,647	629	456
Depreciation	402	443	296	381	56	25
Earnings from unconsolidated subsidiary	-	-	-	-	-	-
Earnings from operations	983	701	1,817	1,706	172	172
Interest income	3	3	4	18	-	-
Interest (expense), including debt issuance cost, net (1)	(94)	9	(204)	(177)	-	-
Other income (expense), net	-	(5)	1	(10)	-	-
Non-operating items from unconsolidated subsidiary	-	-	-	-	-	-
Earnings before income taxes and minority interest	892	708	1,618	1,537	172	172
Income tax (expense)	(339)	(269)	(493)	(493)	(5)	(5)
Minority interest	-	-	-	-	-	-
Net earnings	$553	$439	$1,125	$1,044	$167	$167

Reconciliation to adjusted EBITDA:
Net earnings (US GAAP)	$553	$439	$1,125	$1,044	$167	$167
Minority interest	-	-	-	-	-	-
Interest income	(3)	(3)	(4)	(18)	-	-
Interest expense (1)	94	(9)	204	177	-	-
Income taxes	339	269	493	493	5	5
Depreciation	402	443	296	381	56	25
Adjusted EBITDA	$1,385	$1,139	$2,114	$2,077	$228	$197

(1)
The negative interest expense results from amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate and Other segment. The debt and accumulated interest allocated to the Corporate and Other segment exceeded the total outstanding borrowing in 2005. As a result, Womacks reported a net negative interest expense and debt issuance cost.

--16--

Amounts in thousands	Central City, CO		Edmonton, Alberta, Canada
As of and for the Three Months Ended March 31,	2006	2005	2006	2005
Property and equipment, net	$29,281	$9,433	$13,191	$3,023
Total Assets	$31,315	$9,506	$13,979	$4,883
Net operating revenue	$-	$-	$1	$-
Operating expenses (excluding depreciation)	195	20	19	32
Depreciation	-	-	4	-
(Loss) earnings from unconsolidated subsidiary	-	-	-	-
Loss from operations	(195)	(20)	(22)	(32)
Interest income	-	-	7	2
Interest (expense), including debt issuance cost	(202)	-	(9)	(28)
Other income (expense), net	-	-	27	2
Non-operating items from unconsolidated subsidiary	-	-	-	-
(Loss) earnings before income taxes and minority interest	(397)	(20)	3	(56)
Income tax benefit	-	-	8	-
Minority interest	397	20	-	25
Net earnings (loss)	$-	$-	$11	$(31)

Reconciliation to adjusted EBITDA:
Net earnings (loss) (US GAAP)	$-	$-	$11	$(31)
Minority interest	(397)	(20)	-	(25)
Interest income	-	-	(7)	(2)
Interest expense	202	-	9	28
Income taxes	-	-	(8)	-
Depreciation	-	-	4	-
Adjusted EBITDA	$(195)	$(20)	$9	$(30)

--17--

Amounts in thousands	Corporate and Other		Consolidated
As of and for the Three Months Ended March 31,	2006	2005	2006	2005
Property and equipment, net	$546	$468	$83,154	$50,566
Total Assets	$39,707	$4,319	$139,710	$71,590
Net operating revenue	$8	$36	$9,474	$9,228
Operating expenses (excluding depreciation)	1,223	905	7,176	6,721
Depreciation	12	3	770	852
(Loss) from unconsolidated subsidiary	-	(97)	-	(97)
(Loss) Earnings from operations	(1,227)	(969)	1,528	1,558
Interest income	265	24	279	47
Interest (expense), including debt issuance cost (1)	306	(257)	(203)	(453)
Other income (expense), net	62	(1)	90	(14)
Non-operating items from unconsolidated subsidiary	-	(1)	-	(1)
Earnings before income taxes and minority interest	(594)	(1,204)	1,694	1,137
Income tax benefit (expense)	473	611	(356)	(156)
Minority interest	(45)	(19)	352	26
Net (loss) earnings	$(166)	$(612)	$1,690	$1,007

Reconciliation to adjusted EBITDA:
Net (loss) earnings (US GAAP)	$(166)	$(612)	$1,690	$1,007
Minority interest	45	19	(352)	(26)
Interest income	(265)	(24)	(279)	(47)
Interest expense (1)	(306)	257	203	453
Income taxes	(473)	(611)	356	156
Depreciation	12	3	770	852
Adjusted EBITDA	$(1,153)	$(968)	$2,388	$2,395

(1)
The net negative interest expense in the Corporate and Other segment results from the elimination of the interest on intercompany debt that is used to finance construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction cost and does not appear as interest expense. Caledon’s loan with Nedbank is the primary source of debt that is funding the intercompany loans.

--18--

7. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three-month periods ended March 31, 2006 and 2005 include the following:

	For the Three Months Ended March 31,
Amounts in thousands	2006	2005
Food & Beverage and Hotel Comps	$287	$381
Free Plays or Coupons	335	505
Player Points	279	381
Total Promotional Allowances	$901	$1,267

8. INCOME TAXES

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences.

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest. During the three months ended March 31, 2006 and 2005, CTL reported $0.4 million and less than $0.1 million, respectively, in losses which were allocated by agreement to the minority partner and consequently included in minority interest in subsidiary losses. No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three months ended March 31, 2006 and 2005.

Income taxes reported in the Corporate and Other segment for the three months ended March 31, 2006 and 2005 are as follows:

Amounts in thousands	United States		South Africa		Mauritius		Other		Total Corporate and Other
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Earnings (loss) before income taxes and minority interest	$(842)	$(1,093)	$(620)	$(717)	$750	$702	$118	$(96)	$(594)	$(1,204)
Income tax (expense) benefit	$304	$413	$186	$217	$(15)	$(18)	$(2)	$(1)	$473	$611
Effective tax rate	36%	38%	30%	30%	2%	3%	2%	-1%	91%	51%

--19--

9. EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 were computed as follows:

Amounts in thousands, except for share information	For the Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share:
Net earnings	$1,690	$1,007
Weighted average common shares	22,380,567	13,748,011
Basic earnings per share	$0.08	$0.07

Diluted Earnings Per Share:
Net earnings	$1,690	$1,007
Weighted average common shares	22,380,567	13,748,011
Effect of dilutive securities:
Stock options and warrants	1,524,931	2,706,251
Dilutive potential common shares	23,905,498	16,454,262

Diluted earnings per share	$0.07	$0.06

As of March 31, 2006 and 2005, all outstanding options and warrants to purchase common shares of the Company’s stock have been included in the computation of diluted earnings per share.

10. CONTINGENCIES

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

--20--

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K filed on March 9, 2006. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 1 to the condensed consolidated financial statements included elsewhere in this report.

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

ADJUSTED EBITDA

The following discussion includes a pro forma measurement of net earnings that we define as earnings before interest, taxes, depreciation, amortization and minority interest (“Adjusted EBITDA”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP. Management believes that adjusted EBITDA is a valuable measure of the relative non-US GAAP performance amongst its operating segments. The gaming industry commonly uses adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, depreciation expense, amortization expense and minority interest associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our lending institutions use EBITDA (Earnings before interest, taxes, depreciation and amortization) to gauge operating performance. For a reconciliation of net earnings to adjusted EBITDA, please refer to Item 1, Note 6, “Segment Information.”

--21--

OVERVIEW

The Company is managed in six segments: Cripple Creek, Colorado; Caledon, South Africa; Cruise Ships; Central City, Colorado; Edmonton, Alberta, Canada; and Corporate and Other operations.

The operating results of the Cripple Creek, Colorado segment are those of WMCK Venture Corp. (“WMCK”) and subsidiaries which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

The operating results of the Caledon, South Africa segment are those of Century Casinos Caledon (Pty) Ltd., which operates the Caledon Hotel, Spa and Casino, and its related food service operation, which has been contracted to Celebrations Accommodation and Food Service Management (Pty) Ltd., a wholly owned subsidiary of Century Casinos Africa (Pty) Limited.

The Cruise Ships segment includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements.

The operating results of the Central City, Colorado segment are those of Century Casinos Tollgate, Inc. and subsidiary, which are developing a proposed casino and hotel.

The operating results of the Edmonton, Alberta, Canada segment are those of Century Resorts Alberta, Inc., which is developing a proposed casino and hotel.

Corporate and Other operations include, among other items, the revenue and expense of managing corporate gaming projects for which we have secured long-term service contracts, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, and general corporate overhead expenses.

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $9.5 million and $9.2 million for the three months ended March 31, 2006 and 2005, respectively. Casino revenue was $9.1 million and casino expense was $3.5 million for each of the three months ended March 31, 2006 and 2005. General and administrative expense was $3.0 million for the three months ended March 31, 2006 compared to $2.4 million for the three months ended March 31, 2005. Depreciation expense was $0.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

Total earnings from operations were $1.5 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

We recognized income tax expense of $0.4 million and $0.2 million for each of the three months ended March 31, 2006 and 2005.

The Company’s net earnings were $1.7 million, or $0.08 per basic share, and $1.0 million, or $0.07 per basic share, for the three months ended March 31, 2006 and 2005, respectively.

The most significant impacts on reported earnings for the three months ended March 31, 2006 were:
•
An increase in interest income of $0.2 million due to interest earned on the remaining proceeds from our $50.0 million offering ($46.2 million, net of issuance costs) of Austrian Depositary Certificates on the Vienna Stock Exchange in October 2005;

•
A decrease in interest expense of $0.3 million, net of capitalized interest of $0.6 million, due to a decrease in our average debt balance on our Womacks revolving credit facility and the previous renegotiation of debt at Caledon; and

•	An allocation of pre-opening losses of $0.4 million to our minority interest partner on the Central City, Colorado project.

A discussion by business segment follows below.

--22--

CRIPPLE CREEK, COLORADO

Womacks’ results of operations for the three months ended March 31, 2006 and 2005 are as follows:

	For the three months ended March 31,
Amounts in thousands	2006	2005
Operating Revenue
Casino	$4,271	$4,472
Hotel, food and beverage	308	364
Other (net of promotional allowances)	(743)	(1,031)
Net operating revenue	3,836	3,805

Costs and Expenses
Casino	1,417	1,624
Hotel, food and beverage	109	163
General and administrative	925	874
Depreciation	402	443
	2,853	3,104
Earnings from operations	983	701
Interest income	3	3
Interest (expense)	(215)	(27)
Interest expense on non-Cripple Creek debt allocated to Corporate and Other segment	121	36
Other (expense), net	-	(5)
Earnings before income taxes	892	708
Income tax expense	(339)	(269)
Net Earnings	$553	$439
Adjusted EBITDA	$1,385	$1,139

Casino Market Data

	For the three months ended March 31,
	2006	2005
Market share of the Cripple Creek gaming revenue	11.6%	12.8%
Average number of slot machines	585	637
Market share of Cripple Creek gaming devices	12.3%	13.4%
Average slot machine win per day	$ 80	$ 78
Cripple Creek average slot machine win per day	$ 84	$ 80

--23--

Management continues to focus on marketing the casino through its Gold Club, in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, or cash and other prizes. Womacks is one of the largest gaming facilities in Cripple Creek. Additionally, management continues to focus its efforts on customer service, including the introduction of more Ticket in/Ticket out (“TITO”) slot machines on the floor. As of March 31, 2006, approximately 59% of the floor has been converted to TITO compared to 31% at March 31, 2005.

Although casino revenue was 4.5% lower than during the same period last year, net operating revenue increased by 0.8% as a result of a reduction in the cost of complimentaries. Womacks’ market share of gaming devices dropped by 8.3% as we eliminated poor performing slot machines. Gaming revenue in the Cripple Creek market as a whole was 4.5% higher than during the same period last year. Competition continues to be very strong in this particular market.

Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Based on management’s ongoing evaluation of the complimentary (“comp”) policies at the casino, other revenue (net of promotional allowances) for the three months ended March 31, 2006 was 17.4% of casino revenue compared to 23.1% in the same period last year. The primary reason for the relatively high percentage in the 2005 period was the redemption of an additional $0.1 million in coupons in February 2005 that did not result in any significant increase in gaming revenue.

Casino expense decreased by 12.7%, or $0.2 million. Approximately $0.1 million of the reduction is related to decisions to reduce poor performing slot machines from the floor, resulting in decreases in the cost of device fees, gaming taxes, and participation fees. Because of the investment in new games in the last several years, the casino was able to reduce the cost of slot conversions or game replacements. The casino also reduced the cost of ineffective giveaways and is concentrating its efforts on customer service.

Womacks operated two restaurants, “Bob’s Grill” and the “Cut Above Buffet” in the first quarter of 2005, but has only operated “Bob’s Grill” since the third quarter of 2005. The casino made significant strides in bringing the cost structure of its food and beverage operations in line with expectations, seeing its combined margins improve to 64.6% for the three months ended March 31, 2006 from 55.2% in the 2005 period.

Depreciation expense continues to decrease, primarily the result of the reduced level of capital expenditures over the last year.

Interest expense is impacted by amounts advanced to the Corporate and Other segment to fund the Company’s acquisitions and repurchases of its common stock. We reduce the interest expense incurred by WMCK under our credit facility by the amount of interest allocated to the Corporate and Other segment. Whenever the advances to Corporate and Other exceed the outstanding borrowing, Womacks reports net negative interest expense.

Womacks’ effective tax rate has remained stable at approximately 38%.

--24--

CALEDON, SOUTH AFRICA

Operating results in U.S. dollars for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
Amounts in thousands	2006	2005
Operating Revenue
Casino	$4,070	$3,978
Hotel, food and beverage	774	864
Other (net of promotional allowances)	(72)	(108)
Net operating revenue	4,772	4,734
Costs and Expenses
Casino	1,467	1,461
Hotel, food and beverage	505	605
General and administrative	687	581
Depreciation	296	381
	2,955	3,028
Earnings from operations	1,817	1,706
Interest income	4	18
Interest expense	(204)	(177)
Other income, net	1	(10)
Earnings before income taxes	1,618	1,537
Income tax expense	(493)	(493)
Net Earnings	$1,125	$1,044
Adjusted EBITDA	$2,114	$2,077

Average exchange rate (Rand/USD)	6.17	5.89

--25--

Operating results in Rand for the three months ended March 31, 2006 and 2005 are as follows:

	For the three months ended March 31,
Amounts in thousands		2006		2005
Operating Revenue
Casino	R	25,102	R	23,431
Hotel, food and beverage		4,776		5,091
Other (net of promotional allowances)		(447)		(636)
Net operating revenue		29,431		27,886

Costs and Expenses
Casino		9,029		8,612
Hotel, food and beverage		3,127		3,566
General and administrative		4,220		3,430
Depreciation		1,826		2,248
		18,202		17,856
Earnings from operations		11,229		10,030
Interest income		23		105
Interest expense		(1,260)		(1,098)
Other income, net		8		-
Earnings before income taxes		10,000		9,037
Income tax expense		(3,038)		(2,902)
Net Earnings	R	6,962	R	6,135
Adjusted EBITDA	R	13,063	R	12,278

Casino Market Data (in Rand)
	For the three months ended March 31,
	2006	2005
Market share of the Western Cape gaming revenue	5.9%	6.0%
Market share of Western Cape gaming devices	12.7%	11.4%
Average number of slot machines	343	300
Average slot machine win per day	753 Rand	814 Rand
Average number of tables	8	9
Average table win per day	2,587 Rand	1,803 Rand

CCAL offers an array of amenities to guests of the resort as a complement to the gaming experience. The resort currently operates three restaurants, two bars, a conference facility and the “Outdoor Experience” (a team building facility). In addition to the casino license, hotel and spa, CCAL owns approximately 600 acres of land that we are in the process of subdividing. We intend to develop a 27 hole signature golf course estate on the transferred property with approximately 450 residential homes and to link the property to the existing nine-hole municipal golf course by adding another nine holes surrounded with resort housing elements.

Deterioration of the Rand versus the dollar has had a negative impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

--26--

Casino revenue increased 7.1% from the first quarter of 2005 to the first quarter of 2006, a direct result of the increase in table win per day of 43.5% during the same period and an increase in the average number of slot machines by 14.3% over the same period. Casino expenses increased 4.8% from the first quarter of 2005 to the first quarter of 2006, a direct result of the growth in casino revenues.

Other operating revenue principally consists of promotional allowances and revenue generated from the resort’s ancillary services. At the end of November 2005, Caledon revised its players’ club program and reduced the life of points awarded under the new program to three months to encourage customers to utilize their benefits in a timely manner. In March 2006, the adjustment to the value of points under the new program after the initial three month period resulted in a decrease of approximately Rand 0.2 million in the liability for outstanding points and in the expense reported for the three months ended March 31, 2006.

The 0.4 million Rand reduction in hotel, food and beverage expenses results primarily from the timing of the Easter holiday and improved cost controls. The Easter holiday, typically one of the busier weekends of the year, occurred in the first quarter of 2005 and in the second quarter of 2006. This led to a decrease in our hotel occupancy rate from 54.4% for the first quarter of 2005 to 45.5% for the first quarter of 2006.

The 0.8 million Rand increase in Caledon’s general and administrative expenses is primarily the result of outsourcing the security service contracts, continued maintenance expenditures and an increase in gaming and value added taxes.

Depreciation expense decreased 0.3 million Rand, primarily a result of computer equipment with a three year estimated life becoming fully depreciated by the end of 2005.

Interest expense for CCAL increased 14.8%, or 0.2 million Rand, due to an increase in the average debt balance for Caledon from 19.3 million Rand for the three months ended March 31, 2005 to 56.5 million Rand for the same period in 2006. In an effort to reduce overall interest charges to the casino and increase our borrowing capacity, Caledon paid off its existing loan with ABSA bank in July 2005 with proceeds from a new 60 million Rand term loan from Nedbank Limited. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on the borrowings under term loan agreements from 17.6% for the three months ended March 31, 2005 to 9.0% for the three months ended March 31, 2006.

--27--

CRUISE SHIPS

The Cruise Ships segment’s operating results for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
Amounts in thousands	2006	2005
Operating Revenue
Casino	$804	$601
Other (net of promotional allowances)	53	52
Net operating revenue	857	653

Costs and Expenses
Casino	629	456
Depreciation	56	25
	685	481
Earnings from operations	172	172
Income tax expense	5	5
Net Earnings	$167	$167
Adjusted EBITDA	$228	$197

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

Our right to operate the casino aboard the Silver Shadow, a cruise ship operated by Silversea Cruises, Ltd., terminated at the end of September 2005. On March 8, 2006, we received notification from Silversea Cruises Ltd. that our right to operate the casino aboard the Silver Whisper cruise ship will terminate as of July 2, 2006 and that our right to operate the casino aboard the Silver Wind cruise ship will terminate as of May 3, 2007. In addition, we also received notification from Silversea Cruises Ltd. purporting to terminate our right to operate the casino aboard the Silver Cloud cruise ship as of March 30, 2006; however, we believe the purported termination was untimely under the terms of our casino concession agreement with Silversea Cruises, Ltd., resulting in a five year extension of the agreement as to the Silver Cloud. In April 2006, Silversea Cruises, Ltd. commenced an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration seeking to terminate the concession agreement as to the Silver Cloud. We have filed an answer denying that the agreement as to the Silver Cloud was terminated and seeking to confirm that we have right to a five-year extension of the agreement. We have also filed a counterclaim seeking damages arising from the wrongful termination of the concession agreement. We intend to continue operation of our casino aboard the Silver Cloud pending resolution of the arbitration.

Cruise ship revenue increased 33.8% for the three months ended March 31, 2006 as compared to the same period in 2005. For both periods, we operated casinos on a total of seven ships. The Nautica, which was not in operation during the first quarter of 2005, contributed $0.2 million of total operating revenue for the first quarter of 2006. The Silver Shadow, on which the Company no longer operates a casino, contributed less than $0.1 million of total operating revenue for the first quarter of 2005.

Concession fees paid to the ship operators in accordance with the agreements accounted for $0.4 million and $0.3 million of the total casino expenses incurred for the three months ended March 31, 2006 and 2005, respectively. Staff costs, which include the transportation costs to rotate personnel to and from the ships, have remained relatively stable in relation to the casino revenues generated.

--28--

CORPORATE AND OTHER
	For the three months ended March 31,
Amounts in thousands	2006	2005
Operating Revenue
Other	8	36
Net operating revenue	8	36

Costs and Expenses
General and administrative	1,216	935
Property write-down and other write-offs, net of recoveries	7	(30)
Depreciation	12	3
	1,235	908
Loss from unconsolidated subsidiary	-	(97)
Loss from operations	(1,227)	(969)
Interest income	265	24
Interest (expense), net	306	(257)
Other income (expense), net	62	(1)
Non-operating items from unconsolidated subsidiary	-	(1)
Loss before income taxes and minority interest	(594)	(1,204)
Income tax benefit	473	611
Minority interest	(45)	(19)
Net Loss	$(166)	$(612)
Adjusted EBITDA	$(1,153)	$(968)

Revenue in the Corporate and Other segment includes fees paid by Casino Millennium under a technical services agreement. All management fees among consolidated subsidiaries are eliminated in the presentation of results.

General and administrative expenses have increased largely due to costs associated with increases in corporate staffing, costs associated with Sarbanes-Oxley Act compliance and increased audit costs when comparing the first quarter of 2006 to the first quarter of 2005. Beginning in the second half of 2005, we increased our staffing levels in advance of our projects in Central City, Colorado and Edmonton, Alberta, Canada in order to effectively integrate these operations into our corporate structure. In total, general and administrative expenses increased by $0.3 million for the first quarter of 2006 compared to the first quarter of 2005. As a result of additional staffing, compensation costs increased by $0.2 million for the three month period ended March 31, 2006 compared to the same period in 2005.

During the three month period ended March 31, 2006, our provision for audit fees increased by $0.1 million compared to the same period in the prior year, during which a substantial portion of the audit fees were incurred in the later part of the year.

The increase in depreciation is primarily the result of capital expenditures related to establishing regional offices in Vienna, Austria and in Cape Town, South Africa so that we can effectively manage our new projects and react to new opportunities.

--29--

The significant increase in interest income for this segment is directly related to the cash reserves we have accumulated resulting from an equity offering we completed in October 2005 and the cash flows generated by our operations.

The net negative interest expense in the Corporate and Other segment resulted from the elimination of the interest on intercompany debt that is used to finance construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments capitalized as part of the construction cost does not appear as interest expense. Caledon’s loan with Nedbank is the primary source of debt that is funding the intercompany loans.

The Corporate and Other segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

CENTRAL CITY, COLORADO

We are developing a casino and hotel project in Central City, Colorado. The $48.7 million development includes a 66,000 square foot casino and back of house with 625 slot machines, six table games, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. Century Casinos Management, Inc. has entered into a long-term agreement to manage the facility. On April 20, 2006, the Colorado Division of Gaming approved the issuance of our license for the Central City casino. Our current expectation is that we will complete the construction of and open the casino during the third quarter of 2006.

For the three months ended March 31, 2006 and 2005, we incurred approximately $0.4 million and less than $0.1 million in pre-opening expenses, respectively, of which the entire amounts have been allocated to the minority partner in the project by agreement.

EDMONTON, ALBERTA, CANADA

We are developing a casino and hotel project in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. We expect the project to cost approximately $30.4 million ($35.8 million Canadian). Our current expectation is that we will complete the construction of and open the casino during the fourth quarter of 2006. Upon completion of construction, CRA expects to receive its gaming license from the Alberta Gaming and Liquor Commission (“AGLC”). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. The Company has entered into a long-term agreement to manage the facility.

For the three months ended March 31, 2006 and 2005, we incurred less than $0.1 million in pre-opening expenses in each period.

--30--

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $28.4 million at March 31, 2006, and the Company had working capital (current assets minus current liabilities) of $24.3 million. In October 2005, under an existing shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depositary Certificates, through our underwriter, to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Net proceeds from this issuance were approximately $46.2 million. A total of $23.6 million of the proceeds has been used to repay outstanding debt and fund the construction of our Edmonton project. We plan to use the remaining proceeds from this issuance to make investments in additional gaming projects and for working capital and other general corporate purposes.

Additional liquidity at Womacks may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which the Company had an original commitment of $26 million (currently $19.7 million net of quarterly reductions) and unused borrowing capacity of approximately $14.0 million at March 31, 2006. The maturity date of the borrowing commitment is August 2007. The available balance was reduced by $0.6 million on April 1, 2006, and will be further reduced by $0.7 million at the beginning of each quarter beginning July 1, 2006 until maturity in August 2007. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to the Company up to the amount of the Company’s capital contributions (currently $9.4 million).

On November 21, 2005, CC Tollgate, LLC (“CTL”) entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. The loan agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan will convert to a 60-month term loan on the earlier of the 12 month anniversary of the closing of the loan or at such time as the Central City casino has been opened to the public. The $32.5 million construction loan and the CC Revolver will both mature on the fifth anniversary of conversion of the construction loan. The amount outstanding under the term loan is subject to quarterly reductions, beginning at $0.6 million for the first full quarter following the conversion date of the loan, increasing to $1.1 million on the 17th full quarter from the conversion date of the loan, until maturity. Availability under the line of credit will be conditional upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties. We are required to enter into an interest rate hedge for at least 75% of the outstanding loan amount on the conversion date, ending on the maturity date of the loan. As of March 31, 2006, the principal balance outstanding under the loan agreement is $14.0 million.

On September 23, 2005, through our subsidiary CRA, we agreed to terms with Canadian Western Bank for a $17.1 million ($20 million Canadian) credit facility for the development of the Century Casino and Hotel in Edmonton, Alberta, Canada. The facility is initially structured as a construction loan maturing within the earlier of 18 months or upon receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, Canadian Western Bank will issue a term loan to CRA, maturing within one to five years at the election of CRA. The loan facility is secured by the assets of CRA and guaranteed by the Company. The credit facility is subject to certain closing conditions, one of which includes a total equity requirement of $12.8 million ($14.9 million Canadian). As of March 31, 2006, an additional $2.0 million ($2.3 million Canadian) must be provided before we can draw on the construction loan. The Company expects this requirement to be met from funds currently on hand.

For the three months ended March 31, 2006, cash provided by operating activities was $6.4 million compared with $0.9 million provided by operating activities in the prior-year period. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

--31--

Cash used in investing activities of $25.6 million for the first three months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $0.1 million in property and equipment additions at Womacks; $0.9 million in property improvements at Caledon, South Africa; $0.1 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $8.2 million towards construction in Central City, Colorado; and $4.5 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. In addition, we deposited $6.6 million of cash towards our purchase of a property in Newcastle, South Africa. Cash used in investing activities of $2.3 million for the first three months of 2005 consisted of a $2.4 million contribution by us towards our investment in CRA, less $1.7 million in net cash acquired; $0.3 million in property and equipment additions at Womacks; $0.5 million in capital additions at Caledon, South Africa; $0.2 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment; $0.2 million towards construction in Central City, Colorado; and $0.3 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada.

Cash provided by financing activities of $9.7 million for the first three months of 2006 consisted of borrowings of $5.0 million under the Tollgate construction loan and net borrowings of $5.2 million under the Womacks revolving credit facility with Wells Fargo. These inflows of cash were offset by repayments of $0.6 million towards our Caledon loan agreement with Nedbank Limited. Cash provided by financing activities of $0.5 million for the first three months of 2005 consisted of net borrowings of $1.2 million under the Womacks revolving credit facility with Wells Fargo, net repayments of $0.5 million under the prior Caledon loan agreement with ABSA Bank and an increase of $0.2 million in restricted cash.

Our Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. We have not purchased any shares of common stock on the open market in 2005 or 2006. Since the inception of the program through March 31, 2006, we have repurchased 2,559,004 shares of its common stock at a total cost of approximately $3.8 million.

The primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at March 31, 2006, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties.

--32--

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We had no significant changes in its exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Co Chief Executive Officers, Senior Vice President and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and were effective.

    Changes in Internal Control Over Financial Reporting - There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--33--

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings

We are not a party to, nor are we aware of, any pending or threatened litigation which, in our management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 1A. - Risk Factors

The information presented below updates and should be read in conjunction with the Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the other information set forth in the Form 10-K and this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The U.S. Internal Revenue Service or other taxing authorities may assert that we owe additional taxes.

As of the date we filed our Annual Report on Form 10-K for the year ended December 31, 2005, the U.S. Internal Revenue Service ("IRS") was in the process of conducting an examination of our U.S. federal income tax returns for the year ended December 31, 2003. The IRS has now completed its examination, and we have entered into a settlement for an amount that does not exceed amounts accrued. Our Company’s Return of Income: Company and Close Corporation filed for South Africa for 2000 and 2001 is being audited by the South African Revenue Service. We do not expect any settlement that might result from this audit to be materially in excess of amounts accrued. We may also be examined by the IRS or the South African Revenue Service regarding other tax years or by tax authorities in other jurisdictions in which we operate. In the event the IRS or other taxing authorities determine that we have not paid the proper amount of income taxes, we may be required to pay additional taxes as well as interest, penalties, and fees. Payment of any such amounts could have a material adverse effect on our results of operations during the period in which we make the payments.

--34--

Item 6. - Exhibits

(a) Exhibits - The following exhibits are filed herewith:

10.170
Sale of Shares Agreement, entered into as of October 18, 2005, between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust and Century Casinos Africa (Proprietary) Limited.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--35--

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: May 9, 2006

--36--

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
10.170
Sale of Shares Agreement, entered into as of October 18, 2005, between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust and Century Casinos Africa (Proprietary) Limited.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--37--