Form 10-Q
period 2006-08-08
CENTURY CASINOS INC /CO/
filed 2006-08-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

    Large accelerated filer __ Accelerated filer _X_ Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common stock, $0.01 par value, 22,980,567 shares outstanding as of August 9, 2006

CENTURY CASINOS, INC.
FORM 10-Q INDEX

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$27,515	$37,167
Restricted cash	1,918	947
Receivables, net	862	293
Prepaid expenses	1,033	518
Inventories	280	209
Other current assets	779	927
Deferred income taxes - foreign	122	72
Total current assets	32,509	40,133

Property and Equipment, net	103,355	69,602
Goodwill	18,731	8,662
Casino Licences	2,273	1,845
Deferred Income Taxes - foreign	470	380
Note Receivable (see Note 1)	4,751	-
Other Assets	2,587	2,941
Total	$164,676	$123,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,601	$1,789
Accounts payable and accrued liabilities	10,884	5,504
Accrued payroll	1,337	1,149
Taxes payable	1,137	1,189
Other	8	8
Total current liabilities	16,967	9,639

Long-Term Debt, less current portion	45,707	17,934
Accrued Purchase Obligation - Newcastle (see Note 12)	697	-
Deferred Tax Liability - domestic	138	215
Minority Interest	6,248	4,444

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,168,443 and 22,568,443 shares issued,
respectively; 22,980,567 and 22,380,567 shares outstanding, respectively	232	226
Additional paid-in capital	69,588	68,571
Accumulated other comprehensive earnings	2,159	2,568
Retained earnings	23,365	20,391
	95,344	91,756
Treasury stock - 187,876 shares at cost	(425)	(425)
Total shareholders’ equity	94,919	91,331
Total	$164,676	$123,563

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Amounts in thousands, except for share information	2006	2005	2006	2005
Operating Revenue:
Casino	$11,260	$8,736	$20,406	$17,788
Hotel, food and beverage	1,272	941	2,354	2,169
Other	321	156	470	371
	12,853	9,833	23,230	20,328
Less promotional allowances	984	925	1,885	2,192
Net operating revenue	11,869	8,908	21,345	18,136

Operating Costs and Expenses:
Casino	4,571	3,461	8,083	7,002
Hotel, food and beverage	786	588	1,401	1,355
General and administrative	4,516	3,033	7,559	5,475
Property write-downs and other write-offs, net of recoveries	7	-	15	(30)
Depreciation and amortization	933	937	1,705	1,790

Total operating costs and expenses	10,813	8,019	18,763	15,592

(Loss) from unconsolidated subsidiary	-	(12)	-	(109)
Earnings from Operations	1,056	877	2,582	2,435
Non-Operating Income (Expense):
Interest income	319	106	597	154
Interest expense	(411)	(566)	(615)	(1,034)
Other income, net	225	5	319	5
Non-operating items from unconsolidated subsidiary	-	(3)	-	(4)
Non-operating income (expense), net	133	(458)	301	(879)
Earnings before Income Taxes and Minority Interest	1,189	419	2,883	1,556
Provision (benefit) for income taxes	105	(10)	461	146
Earnings before Minority Interest	1,084	429	2,422	1,410
Minority interest in subsidiary losses	247	80	599	106
Net Earnings	$1,331	$509	$3,021	$1,516

Earnings Per Share:
Basic	$0.06	$0.04	$0.13	$0.11
Diluted	$0.06	$0.03	$0.13	$0.09

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

Amounts in thousands	2006	2005	2006	2005

Net Earnings	$1,331	$509	$3,021	$1,516
Foreign currency translation adjustments	(1,397)	(1,292)	(409)	(2,940)
Change in fair value of interest rate swaps, net of income taxes	-	33	-	33
Comprehensive (Loss) Earnings	$(66)	$(750)	$2,612	$(1,391)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Six Months Ended June 30,
Amounts in thousands	2006	2005

Cash Flows from Operating Activities:
Net earnings	$3,021	$1,516

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	1,704	1,790
Amortization of share-based compensation	201	-
Amortization of deferred financing costs	30	95
Deferred tax expense	(257)	(527)
Minority interest in subsidiary losses	(599)	(106)
Loss from unconsolidated subsidiary	-	113
Loss on sale of fixed assets	27	-
Other	(15)	(43)

Changes in operating assets and liabilities:
Receivables	(400)	(71)
Prepaid expenses and other assets	211	(386)
Accounts payable and accrued liabilities	(2,454)	(238)
Accrued payroll	57	(212)
Excess tax benefits from stock-based payment arrangements	(376)	-
Taxes payable	(230)	(500)

Net cash provided by operating activities	920	1,431

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,476)	(3,988)
Purchase of minority shareholder interest in subsidiary	(5,135)	-
Note receivable (see Note 1)	(4,751)	-
Cash contribution of $2.4 million towards interest in subsidiary, less net cash acquired of $1.7 million	-	(753)
Cash contribution of $0.7 million towards interest in Casino Millennium, plus net cash acquired of $0.4 million	(278)	-
Cash contribution of $6.7 million towards interest in Newcastle, less net cash acquired of $1.6 million	(5,068)	-
Proceeds from disposition of assets	86	43

Net cash used in investing activities	(40,622)	(4,698)

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
Amounts in thousands	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	$44,630	$22,660
Principal repayments	(16,049)	(21,300)
Excess tax benefits from stock-based payment arrangements	376	-
Deferred financing charges	(10)	-
Proceeds from exercise of options	450	74
Dividend paid to Caledon preference shareholder	(47)	-

Net cash provided by financing activities	29,350	1,434

Effect of exchange rate changes on cash	700	(757)

Decrease in Cash and Cash Equivalents	(9,652)	(2,590)

Cash and Cash Equivalents at Beginning of Period	37,167	8,411

Cash and Cash Equivalents at End of Period	$27,515	$5,821

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Six Months Ended June 30,
	2006	2005
Interest paid	$1,564	$671
Income taxes paid	$84	$709

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company that owns and operates Womacks Casino and Hotel in Cripple Creek, Colorado; owns and operates the Casino Millennium (“CM”) in the Marriott Hotel in Prague, Czech Republic; operates the casinos aboard the Silver Wind, Silver Cloud, The World of ResidenSea, and three of the vessels of Oceania Cruises; owns a 65% interest in, and has a management contract for, the Century Casino & Hotel in Central City, Colorado; and owns and has begun construction on a casino and hotel development in Edmonton, Alberta, Canada. Through its subsidiary Century Casinos Africa (Pty) Limited (“CCA”), CCI owns and operates The Caledon Hotel, Spa & Casino (“Caledon”) near Cape Town, South Africa and owns 60% of, and provides technical casino services to, the Monte Vista Casino & Conference Center, Newcastle, South Africa. The Company continues to pursue other international projects in various stages of development.

On June 13, 2006, the Company, through its wholly owned subsidiary, Century Casinos Europe GmbH (“CCE”), entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $3.7 million (€2.9 million). G5 owns 33.3% of all shares issued by Casinos Poland Ltd. Casinos Poland owns seven casinos and one slot arcade throughout Poland and generated net revenues of approximately $41.2 million in 2005. In connection with the purchase, CCE loaned G5 approximately $4.9 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. After the deal closes, this loan will become an intercompany loan between G5 and CCE, which will eliminate in consolidation. The loan is reported as a note receivable on the condensed consolidated balance sheet as of June 30, 2006. The transaction is expected to close by the fourth quarter of 2006, subject to due diligence.

We had a 50% ownership interest in CM prior to April 13, 2006 and accounted for this investment under the equity method. On April 13, 2006, CCE purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10 million), the assumption of loans previously granted to CM by the former minority partner and the purchase price for the former minority partner’s 50% equity interest.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2005 financial information in order to conform to the 2006 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Projects under Development:

Newcastle, South Africa - On April 1, 2006, CCA completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”), which owns the Monte Vista Casino in Newcastle, South Africa for approximately $9.3 million (57.5 million Rand). The current casino is in a temporary facility that has 200 slot machines and seven gaming tables. Construction of a new permanent facility has begun and is expected to cost approximately $9.8 million (70 million Rand), excluding value added taxes. Of the $9.8 million in overall construction costs, $1.1 million (8.0 million Rand) will be from cash on hand, $7.1 million (50.0 million Rand) will be financed through external financing, and $1.6 million (12.0 million Rand) will be provided by CCA as a shareholder loan. We expect to be operating in this new facility by the end of the fourth quarter of 2006. The initial gaming mix in the permanent facility is expected to be 225 slot machines and seven gaming tables. An additional $0.3 million (2.5 million Rand) will be payable to the minority shareholders if the casino revenue during the first 12 months of operation at the new location exceeds $13.2 million (95.0 million Rand). CCA has also entered into a long-term agreement to manage Balele’s entire casino, resort and hotel operations.

In connection with CCA’s purchase of its equity interest in Balele, a sale of shares agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the facility that houses the current casino for approximately $1.9 million (12 million Rand) within 60 days of closing. The Sellers informed CCA that they will not be able to sell the facility for 12 million Rand. As a result, the purchase price for the 60% interest in Balele has been reduced by this amount, resulting in an overall purchase price of $7.4 million (45.5 million Rand). We have consolidated the results of Balele in our financial statements as of April 1, 2006.

Central City, Colorado - On October 13, 2004, our wholly owned subsidiary, Century Casinos Tollgate, Inc. (“CTI”), entered into an agreement with Tollgate Venture LLC to develop and operate a proposed casino and hotel in Central City, Colorado. The $52.2 million development includes a 66,000 square foot casino and back of house with 625 slot machines, six table games, a six table poker room, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. We contributed $3.5 million cash equity to the project through CTI in exchange for a controlling 65% interest, and Tollgate Venture LLC contributed three existing non-operating casino buildings, land and land options valued at $5.7 million, net of mortgages, for a 35% interest. Of the $52.2 million in overall project costs, $9.8 million has been contributed by us, $35.0 million is financed externally, and $5.7 million is the net value of the minority partner’s contribution. The balance of $1.7 million will be provided from the operations of the new casino. In case of a shortfall, the Company will provide an additional cash contribution for the remaining amount. Century Casinos Management, Inc. (“CCM”), our wholly owned subsidiary, has entered into a Casino Services Agreement to manage the property. On November 21, 2005, we entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. The casino opened on July 11, 2006.

Edmonton, Alberta, Canada - On February 24, 2005, through our wholly owned subsidiary, Century Resorts International Limited (“CRI”), we acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately $2.4 million. Our local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, CRI purchased the remaining 43.6% interest in CRA for approximately $6.3 million ($7.3 million Canadian). CRI paid approximately $5.1 million ($5.8 million Canadian) at closing with the remainder payable on the first anniversary of the opening of the casino. The Company recorded approximately $4.3 million of goodwill associated with this purchase. Excluding the costs to purchase the minority shareholder’s interest, the $31.2 million ($35.8 million

Canadian) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $31.2 million in overall project costs, we contributed $2.4 million ($3.0 million Canadian) for our interest in CRA, $17.9 million ($20.0 million Canadian) will be financed through external financing, $9.0 million ($10.5 million Canadian) has been provided by us as a shareholder loan, and the balance of $1.9 million ($2.3 million Canadian) is the net value of the former minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a $17.9 million ($20.0 million Canadian) credit facility with Canadian Western Bank for the development of the casino property. On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met.

Gauteng, South Africa - In December 2004, as part of an option agreement by and amongst Gold Reef Casino Resorts Limited, Akani Leisure Investments Proprietary Limited (“Akani Group”), Silverstar Development Limited, Century Casinos, Inc., Century Resorts Limited and Century Casinos West Rand (Proprietary) Limited, we granted the Akani Group an option to purchase our remaining interests in the Gauteng, South Africa project. If the option was not exercised prior to June 30, 2006 the Option Agreement would lapse “unless Akani Group or the incumbent individuals” were able to demonstrate that not more than two of the trigger events referred to in the Option Agreement remained outstanding, whereupon the Akani Group would be entitled by notice to the grantor to an extension of the option by a further twelve months.

In June 2006 the Gold Reef Casino Resorts notified Century Resorts Limited and Century Casinos West Rand (Proprietary) Limited that it wanted to extend the option. The Akani Group has not demonstrated, nor attempted to demonstrate that not more than two of the trigger events remain outstanding. For this and other reasons we maintain that the Option Agreement has not been extended. The right to exercise the option for which the Option Agreement makes provision did not mature before June 30, 2006. As the Option Agreement has not been extended by a further twelve months, the right to exercise the option cannot mature and the option agreement has lapsed.

As a result, we have challenged the Akani Group’s extension of the option. A final determination has not been made at this time.

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

	June 30, 2006	December 31, 2005	June 30, 2005
South African Rand	7.1704	6.3399	6.6790
Euros	0.7827	0.8446	0.8266
Czech Koruna	22.3270	24.5810	24.8600
Canadian Dollars	1.1150	1.1659	1.2256

Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which sets forth a specific recognition threshold and measurement method for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its consolidated financial statements.

On April 13, 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, "Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)." The FSP addresses the approach to determine the variability to consider when applying FIN 46(R), and includes several illustrative examples of how the variability should be considered. The variability that is considered in applying Interpretation 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R).

The Company will apply the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company does not believe the adoption will have a material effect on its financial statements as a whole since it will adopt the provisions of FIN 46(R)-6 prospectively.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the six month periods ended June 30, 2006 and 2005.

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through June 30, 2006, only incentive stock option awards, for which the option price was not less than the fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. Through June 30, 2006, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the Board of Directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of June 30, 2006, there were 1,386,210 options outstanding, of which 1,351,210 options were issued under the EEIP and 35,000 options have been issued under the 2005 Plan.

For the three and six months ended June 30, 2006, the Company recorded $0.1 million (less than $0.1 million, net of taxes) and $0.2 million ($0.1 million, net of taxes), respectively, for stock-based compensation expense related to stock option grants made in prior years that vested during these periods. The amount is included in general and administrative expense. The impact to both basic and diluted earnings per share for the second quarter was less than $0.01. The impact to basic and diluted earnings per share for the six months ended June 30, 2006 was $0.01 and less than $0.01, respectively. There was no capitalized stock-based compensation expense.

Prior to the adoption of Statement 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2006, $0.4 million of such excess tax benefits were classified as financing cash flows.

The following table summarizes option activity under the EEIP and 2005 Plan as of June 30, 2006 and changes during the period then ended:

		Weighted-
		Average
		Exercise
	Shares	Price
Employee Stock Options:
Outstanding at January 1, 2006	1,986,210	$ 2.33
Granted	-	-
Exercised	(600,000)	0.75
Cancelled or forfeited	-	-
Outstanding at June 30, 2006	1,386,210	$ 3.02
Options exercisable at June 30, 2006	424,613	$ 2.83

Summarized information regarding all employee options outstanding at June 30, 2006 is as follows:

		Weighted-
	Number	Average	Number	Aggregate
Exercise	Outstanding at	Remaining	Exercisable at	Intrinsic
Price	June 30, 2006	Term in Years	June 30, 2006	Value

$0.75	10,000	1.3	10,000	$ 99,600
$1.50	7,500	0.7	7,500	$ 69,075
$1.75	10,000	4.8	10,000	$ 89,600
$2.93	1,323,710	7.7	397,113	$ 10,298,464
$7.68	35,000	9.4	-	$ 106,050
	1,386,210	7.6	424,613	$ 10,662,789

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $10.71 as of June 30, 2006 and the exercise price multiplied by the number of options outstanding as of that date.

At June 30, 2006, there is $0.3 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this total, $0.2 million will be recognized over the remainder of 2006 and $0.1 million will be recognized in subsequent years through 2009.

As of June 30, 2006, there were an additional 80,000 options outstanding to directors of the Company with a weighted average exercise price of $2.98.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect compensation expense associated with recognizing stock-based compensation under the fair value method. The Company did not record stock-based compensation expense related to employee stock options during the three and six months ended June 30, 2005; however, pro forma stock-based compensation expense for the three and six months ended June 30, 2005 was as follows:

Amounts in thousands, except for share information		For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net earnings, as reported		$509	$1,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127	254
Pro forma net earnings		$382	$1,262

Earnings per share
Basic	As reported	$0.04	$0.11
	Pro forma	$0.02	$0.09

Diluted	As reported	$0.03	$0.09
	Pro forma	$0.02	$0.08

On May 5, 2006, the Company issued 600,000 new shares of its common stock for stock options exercised in cash at an exercise price of $0.75 per share.

4. INVESTMENT IN NEWCASTLE

The following pro forma operating information for the three and six months ended June 30, 2006 and 2005 has been prepared as if the acquisition of our 60% interest in Balele (see Note 1) had been consummated as of January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2005.

Pro forma results are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Amounts in thousands, except for share information	2006	2005	2006	2005
Net operating revenue	$11,869	$10,626	$23,406	$21,722

Operating Costs and Expenses:
Operating expenses	9,880	8,330	19,148	16,573
Depreciation and amortization	933	1,050	1,823	2,083

Total operating costs and expenses	10,813	9,380	20,971	18,656

Earnings from Operations	1,056	1,246	2,435	3,066
Other income, net	133	(569)	334	(846)
Earnings before Income Taxes and Minority Interest	1,189	677	2,769	2,220
Provision (benefit) for income taxes	105	37	405	277
Earnings before Minority Interest	1,084	640	2,364	1,943
Minority interest in subsidiary losses	247	28	661	(38)
Net Earnings	$1,331	$668	$3,025	$1,905

Earnings Per Share:
Basic	$0.06	$0.05	$0.13	$0.14
Diluted	$0.06	$0.04	$0.13	$0.12

5. PROPERTY AND EQUIPMENT, NET

       Property and equipment, net at June 30, 2006 and December 31, 2005 consist of the following:

Amounts shown in thousands:	June 30,	December 31,
	2006	2005
Buildings and improvements	$27,654	$28,828
Gaming equipment	16,887	13,976
Furniture and office equipment	6,768	5,075
Other equipment	2,963	2,553
	54,272	50,432
Less accumulated depreciation	(25,705)	(21,869)
	28,567	28,563
Land	24,339	22,432
Capital projects in process	50,075	18,218
Non-operating casino and land	374	389
Property and equipment, net	$103,355	$69,602

The Company has capitalized $1.4 million of interest towards our various construction projects during the first six months of 2006.

6. GOODWILL

         Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Amounts shown in thousands	Cripple Creek, CO	Caledon, South Africa	Newcastle, South Africa	Edmonton, Canada	Casino Millennium	Total
Balance as of January 1, 2006	$7,232	902	-	-	528	$8,662
Purchase of CRA	-	-	-	4,342	-	4,342
Purchase of Casino Millennium	-	-	-	-	(345)	(345)
Purchase of Newcastle	-	-	7,226	-	-	7,226
Effect of foreign currency translation	-	(104)	(1,090)	-	40	(1,154)
Balance as of June 30, 2006	$7,232	798	6,136	4,342	223	$18,731

7. LONG-TERM DEBT

Long-term debt as of June 30, 2006 and December 31, 2005 consisted of the following:

Amounts shown in thousands:	June 30,	December 31,
	2006	2005
Revolving Credit Facility - Cripple Creek	$5,649	$481
Construction Term Loan - Central City	28,405	8,931
Construction Term Loan - Edmonton	5,629	-
Term Loan - Caledon	7,344	9,091
Notes payable	2,216	1,135
Capital leases and other	65	85

Total long-term debt	49,308	19,723
Less current portion	(3,601)	(1,789)
Long-term portion	$45,707	$17,934

Revolving Credit Facility - Cripple Creek

On December 6, 2005, the Company entered into a fifth amendment with Wells Fargo Bank permitting the Company to make capital contributions to Womacks for a specified period that can be used to repay the outstanding obligations under the Womacks revolving credit facility, and subsequently permitting Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions ($14.5 million as of December 31, 2005) made during the specified period. During the first quarter of 2006, the Company borrowed approximately $5.1 million under the revolving credit facility to fund the buyout of the minority interest at CRA (see Note 1).

Construction Term Loan - Central City

On June 28, 2006, the Company entered into a first amendment with Wells Fargo Bank (acting as agent) to the Credit Agreement dated November 18, 2005. The amendment reduces the interest rate to the greater of (i) 6.5% per annum or (ii) the Prime Rate plus 2.0% per annum (which currently equates to 10.0%) and a service fee of 0.5% on the total outstanding balance, payable monthly. This amendment also reduces the prepayment fee on the Credit Agreement to 9.3%, decreasing to 2.3% in the 17th full quarter after the date the loan converts from a construction loan to a term loan (July 11, 2006) through maturity. As consideration for this amendment, the Company has provided a guarantee to the lenders of all of the borrower’s obligations under the Existing Credit Agreement.

Notes Payable

Unsecured notes payable, in the amount of $1.1 million, as of June 30, 2006, to a minority interest holder in CC Tollgate LLC (“CTL”), are payable contingent upon the opening of the Central City casino. The first note for $1.0 million is payable in two equal installments, with the first payment on July 11, 2007 and the second payment due six months later. The note bears interest at 8% and is classified as long-term in the accompanying condensed consolidated balance sheet. In March 2005, the Company issued a second unsecured note payable in the amount of $0.1 million to a minority interest holder, payable on the opening date of the casino that is considered as a current liability on the June 30, 2006 condensed consolidated balance sheet.

In conjunction with the buyout of the minority interest in CRA (see Note 1), an unsecured note payable in the amount of $1.2 million ($1.4 million Canadian) is payable on the earlier of (1) the 10th business day following the first anniversary of the opening date of the casino project in Edmonton, Alberta, Canada or (2) the date that the Company transfers all of its shares in CRA to any other party other than an affiliate of the Company. The note is non-interest bearing; however, if CRI defaults on the payment of the note, the note bears interest at 12% per annum from the date of default. The Company, using an imputed interest rate of 12%, has recorded this note at it’s net present value of $1.1 million The note is classified as long-term in the accompanying condensed consolidated balance sheet.

Overdraft Facility - Newcastle

On July 20, 2006, Balele entered into a loan agreement with Nedbank Limited (“Nedbank”). Pursuant to this loan agreement, Nedbank will extend temporary financing and available credit to Balele, in the form of a construction loan, for the total amount of $7.1 million (50.0 million Rand). The net proceeds from this financing will be used by Balele for the construction of a new casino and hotel in Newcastle, South Africa. Subsequent to the completion of construction, the construction loan will convert to a term loan agreement, payable in monthly installments of approximately $0.2 million (1.1 million Rand). The financing bears interest at South Africa’s prime interest rate less 1.5% (which currently equates to 9.5%) and is secured by the pledge of 100% of the total outstanding common stock of Balele.

As of June 30, 2006 and December 31, 2005, the Company was in compliance with all covenants related to its borrowings.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 12.0% and 8.7% for the six months ended June 30, 2006 and 2005, respectively, excluding the amortization of deferred financing charges. Construction financing for the Central City, Colorado project, at a weighted average interest rate of 13.3%, accounted for approximately 49% of the average outstanding debt during the six month period ended June 30, 2006. Repayment of high interest rate debt in South Africa helped limit the increase in the consolidated weighted average interest rate for the six months ended June 30, 2006.

8.  SEGMENT INFORMATION

The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales.

	Property and Equipment		Total Assets
Amounts in thousands	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Cripple Creek (Colorado, USA)	$22,569	$23,206	$32,419	$33,151
Central City (Colorado, USA)	40,724	21,105	45,483	23,219
Edmonton (Alberta, Canada)	19,421	8,750	22,926	9,654
Caledon (South Africa)	13,976	15,205	17,738	19,584
Newcastle (South Africa)	4,538	-	13,307	-
Casino Millennium (Czech Republic)	598	-	2,047	-
Cruise Ships (International)	916	854	1,650	1,629
Corporate and other	613	482	29,106	36,326
Total	$103,355	$69,602	$164,676	$123,563

	Net Operating Revenue
Amounts in thousands	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cripple Creek (Colorado, USA)	$3,968	$4,458	$7,804	$8,265
Central City (Colorado, USA)	-	-	-	-
Edmonton (Alberta, Canada)	1	-	2	-
Caledon (South Africa)	4,662	3,633	9,433	8,365
Newcastle (South Africa)	2,050	-	2,050	-
Casino Millennium (Czech Republic)	395	-	395	-
Cruise Ships (International)	780	774	1,639	1,428
Corporate and other	13	43	22	78
Total	$11,869	$8,908	$21,345	$18,136

	Net Earnings
Amounts in thousands	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cripple Creek (Colorado, USA)	$616	$888	$1,169	$1,327
Central City (Colorado, USA)	(367)	-	(367)	-
Edmonton (Alberta, Canada)	(75)	(8)	(64)	(39)
Caledon (South Africa)	736	417	1,882	1,461
Newcastle (South Africa)	270	-	270	-
Casino Millennium (Czech Republic)	(81)	-	(81)	-
Cruise Ships (International)	119	212	287	380
Corporate and other	113	(1,000)	(75)	(1,613)
Total	$1,331	$509	$3,021	$1,516

9. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005 include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amounts in thousands	2006	2005	2006	2005
Food & Beverage and Hotel	$284	$302	$571	$683
Free Plays or Coupons	323	343	658	848
Player Points	377	280	656	661
Total Promotional Allowances	$984	$925	$1,885	$2,192

10. INCOME TAXES

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The provision for income tax expense consists of the following:

Amounts in thousands,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Provision for federal income taxes	$(242)	$(62)	$(211)	$(188)
Provision for state income taxes	(34)	(9)	(30)	(27)
Provision for foreign income taxes	381	61	702	361
Total Provision for income taxes	$105	$(10)	$461	$146

     Reconciliation of federal income tax statutory rate and our effective tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Federal income tax statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income taxes	(57.1%)	(48.5%)	(47.5%)	(49.5%)
State income tax (net of federal benefit)	0.2%	0.1%	1.3%	1.6%
Losses assigned to minority partner	11.5%	9.4%	9.5%	3.0%
Permanent and other items	20.2%	2.6%	18.7%	20.3%
Total Provision for income taxes	8.8%	(2.4%)	16.0%	9.4%

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest. No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three and six months ended June 30, 2006 and 2005.

11. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were computed as follows:

Amounts in thousands, except for share information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net earnings	$1,331	$509	$3,021	$1,516
Weighted average common shares	22,749,798	13,754,900	22,565,182	13,751,456
Basic earnings per share	$0.06	$0.04	$0.13	$0.11

Diluted Earnings Per Share:
Net earnings	$1,331	$509	$3,021	$1,516
Weighted average common shares	22,749,798	13,754,900	22,565,182	13,751,456
Effect of dilutive securities:
Stock options and warrants	1,265,966	2,642,481	1,399,652	2,674,802
Dilutive potential common shares	24,015,764	16,397,381	23,964,834	16,426,258

Diluted earnings per share	$0.06	$0.03	$0.13	$0.09

As of June 30, 2006 and 2005, all outstanding options and warrants to purchase common shares of the Company’s stock have been included in the computation of diluted earnings per share.

12. Supplemental Disclosure of Non-cash Financing Activities:

The Company has approximately $7.6 million of accrued construction liabilities relating to our projects in Central City, Colorado and Edmonton, Alberta, Canada as of June 30, 2006. We have offset the total purchases of property and equipment for the six months ended June 30, 2006 by this amount.

As mentioned in Note 1 above, CCE purchased the remaining 50% interest in CM on April 13, 2006 for approximately $0.7 million. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$402
Restricted cash	845
Accounts receivable	153
Property and equipment, net	594
Goodwill	(345)
Other assets, including intercompany debt assumed	196
Accounts payable and accrued liabilities	(132)
Accrued payroll	(9)
Taxes payable	(343)
Long-term debt	(681)
Cash paid	$680

The purchase price allocation for CM was completed in June 2006. The final allocation of the purchase price increased goodwill and reduced the value of the Company’s tangible assets by an immaterial amount. The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet.

As mentioned in Note 1 above, CCA completed the purchase of a 60% controlling interest in Balele on April 1, 2006 for approximately $7.4 million (45.5 million Rand). To date, the Company has paid $6.7 million (40.5 million Rand) towards the purchase. The remaining $0.7 million (5.0 million Rand) has been accrued as a long-term liability on the condensed consolidated balance sheet as of June 30, 2006. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,584
Accounts receivable	73
Inventory	77
Other current assets	91
Property and equipment, net	3,748
Goodwill	7,226
Casino licenses	774
Accounts payable and accrued liabilities	(494)
Accrued payroll	(183)
Taxes payable	(431)
Long-term debt	(10)
Accrued purchase obligation	(821)
Amount credited to minority partner	(4,982)
Cash paid	$6,652

The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet.

On February 24, 2005, CRI purchased a 56.4% equity interest in CRA for the purpose of operating the proposed casino and hotel by contributing $2.4 million in cash to CRA. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,679
Property and equipment	2,631
Amount credited to minority partner	(1,878)
Cash paid	$2,432

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA. In conjunction with this acquisition, we assumed the following liabilities:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,342
Fair value of long-term debt issued	(1,025)
Cash paid	$5,135

The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet. CRA is a new entity and pro forma information is not applicable.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K filed on March 9, 2006 and Item 1A of Part II of this report. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 1 to the condensed consolidated financial statements included elsewhere in this report.

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

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

ADJUSTED EBITDA

The following discussion includes a pro forma measurement of net earnings that we define as earnings before interest, taxes, depreciation, amortization and minority interest (“Adjusted EBITDA”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP. Management believes that adjusted EBITDA is a valuable measure of the relative non-US GAAP performance among its operating segments. The gaming industry commonly uses adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, depreciation expense, amortization expense and minority interest associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our lending institutions use EBITDA (Earnings before interest, taxes, depreciation and amortization) to gauge operating performance. Other companies may not define or calculate adjusted EBITDA in the same manner as we do.

The following table shows adjusted EBITDA by property. For a reconciliation of net earnings to adjusted EBITDA, please refer to the individual property’s discussion in the following Management’s Discussion and Analysis.

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Adjusted EBITDA
Cripple Creek, Colorado	$1,494	$1,788	$2,880	$2,934
Caledon, South Africa	1,665	1,195	3,808	3,280
Newcastle, South Africa	686	-	686	-
Central City, Colorado	(730)	(38)	(926)	(58)
Edmonton, Canada	(106)	(17)	(97)	(47)
All other operating segments	145	255	375	453
Corporate	(940)	(1,367)	(2,120)	(2,336)
Total Adjusted EBITDA	$2,214	$1,816	$4,606	$4,226

OVERVIEW

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Cripple Creek, Colorado includes the operating results of WMCK Venture Corp. (“WMCK”) and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

Caledon, South Africa includes the operating results of Century Casinos Caledon (Pty) Ltd. (“CCAL”), which operates the Caledon Hotel, Spa and Casino, and its related food service operation, which has been contracted to Celebrations Accommodation and Food Service Management (Pty) Ltd., a wholly owned subsidiary of Century Casinos Africa (Pty) Limited (“CCA”).

Newcastle, South Africa includes the operating results of Balele Leisure (Pty) Ltd. (“Balele”), which owns and operates the Monte Vista Casino and Conference Center in Newcastle, South Africa.

Central City, Colorado includes the financial results of Century Casinos Tollgate, Inc. and subsidiary, which are developing a casino and hotel in Central City, Colorado.

Edmonton, Canada includes the financial results of Century Resorts Alberta, Inc., which is developing a casino and hotel in Edmonton, Alberta, Canada.

All Other Operating Segments includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements and, subsequent to April 13, 2006, the operating results of Casino Millennium located in Prague, Czech Republic.

Corporate operations include, among other items, the revenue and expense of managing corporate gaming projects for which we have secured long-term service contracts, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, and general corporate overhead expenses. In addition, reclassification and eliminating entries are recorded in this segment.

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $11.9 million and $8.9 million for the three months ended June 30, 2006 and 2005, respectively, and $21.3 million and $18.1 million for the six months ended June 30, 2006 and 2005, respectively. Casino revenue was $11.3 million and $8.7 million for the three months ended June 30, 2006 and 2005, respectively, and was $20.4 million and $17.8 million for the six months ended June 30, 2006 and 2005, respectively. Casino expense was $4.6 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively, and $8.1 million and $7.0 million for the six months ended June 30, 2006 and 2005, respectively. General and administrative expense was $4.5 million for the three months ended June 30, 2006 and $3.0 million for the three months ended June 30, 2005. General and administrative expense was $7.6 million for the six months ended June 30, 2006 and $5.5 million for the six months ended June 30, 2005. Depreciation and amortization expense was $0.9 million for each of the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

Total earnings from operations were $1.1 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.

We recognized income tax expense of $0.1 million for the three months ended June 30, 2006 and an income tax benefit of less than $0.1 million for the three months ended June 30, 2005. Income tax expense was $0.5 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.

The Company’s net earnings were $1.3 million, or $0.06 per basic share, and $0.5 million, or $0.04 per basic share, for the three months ended June 30, 2006 and 2005, respectively. Net earnings were $3.0 million, or $0.13 per basic share, and $1.5 million, or $0.11 per basic share, for the six months ended June 30, 2006 and 2005, respectively.

The most significant impacts on reported earnings for the three months ended June 30, 2006 were:

•	Newcastle contributed $2.1 million towards the total increase of $2.5 million in casino revenue;
•
Excluding an increase of $0.8 million in pre-opening expenses for the Central City, Colorado and Edmonton, Canada projects, operating costs and expenses only increased by 24.6% compared to a 33.2% increase in net operating revenues; and

•
Interest expense from operating activities decreased by $0.2 million due to a decrease in our average debt balance on our Womacks revolving credit facility and the previous renegotiation of debt at Caledon.

The most significant impacts on reported earnings for the six months ended June 30, 2006 were:

•	Newcastle contributed $2.1 million towards the total increase of $2.6 million in casino revenue;
•
Excluding an increase of $1.0 million in pre-opening expenses for the Central City, Colorado and Edmonton, Canada projects, operating costs and expenses only increased by 13.6% compared to a 17.7% increase in net operating revenues; and

•	An allocation of pre-opening losses of $0.8 million to our minority interest partner on the Central City, Colorado project.

A discussion by property follows below.

CRIPPLE CREEK, COLORADO

Cripple Creek’s results of operations for the three and six months ended June 30, 2006 and 2005 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Casino	$4,371	$4,789	$8,642	$9,261
Hotel, food and beverage	336	345	643	711
Other (net of promotional allowances)	(739)	(676)	(1,481)	(1,707)
Net operating revenue	3,968	4,458	7,804	8,265

Costs and Expenses
Casino	1,375	1,625	2,792	3,249
Hotel, food and beverage	123	128	232	290
General and administrative	976	917	1,900	1,792
Depreciation and amortization	410	430	812	873
	2,884	3,100	5,736	6,204
Earnings from operations	1,084	1,358	2,068	2,061
Interest income	3	3	6	6
Interest (expense)	(226)	(377)	(441)	(716)
Interest expense on non-Cripple Creek debt allocated to Corporate	117	447	238	789
Other (expense), net	-	-	-	-
Earnings before income taxes	978	1,431	1,871	2,140
Income tax expense	362	543	702	813
Net Earnings	$616	$888	$1,169	$1,327

Reconciliation to Adjusted EBITDA:
Net earnings	$616	$888	$1,169	$1,327
Minority interest	-	-	-	-
Interest income	(3)	(3)	(6)	(6)
Interest expense (including amounts allocated to Corporate)	109	(70)	203	(73)
Income tax expense	362	543	702	813
Depreciation and amortization	410	430	812	873
Adjusted EBITDA	$1,494	$1,788	$2,880	$2,934

Casino Market Data

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Market share of the Cripple Creek gaming revenue	11.3%	12.7%	11.5%	13.3%
Average number of slot machines	582	628	583	626
Market share of Cripple Creek gaming devices	12.3%	13.2%	12.3%	13.3%
Average slot machine win per day	$ 80	$ 83	$ 80	$ 80
Cripple Creek average slot machine win per day	$ 85	$ 85	$ 85	$ 82

Three months ended June 30, 2006 vs 2005

Management continues to focus on marketing the casino through its Gold Club, in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, or cash and other prizes. Womacks is one of the largest gaming facilities in Cripple Creek. Additionally, management continues to focus its efforts on customer service, including the introduction of more Ticket in/Ticket out (“TITO”) slot machines on the floor. As of June 30, 2006, approximately 59.5% of the floor has been converted to TITO compared to 32.5% at June 30, 2005.

Casino revenue was 8.7% lower than during the same period last year, and net operating revenue decreased by 11.0% as a result of the higher cost of complimentaries (“comp”) offered by the casino. Womacks’ market share of gaming devices dropped by 6.8% as we eliminated poor performing slot machines. Gaming revenue in the Cripple Creek market as a whole experienced minimal growth, closing 0.9% higher than during the same period last year. Competition continues to be very strong in this particular market.

Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Based on management’s ongoing evaluation of the comp policies at the casino, other revenue (net of promotional allowances) for the three months ended June 30, 2006 was 16.9% of casino revenue compared to 14.1% in the same period last year. The primary reason for the relatively low percentage in the 2005 period was management’s adjustment of the comp policy in the second quarter of 2005 following the very high costs reported in the first quarter of 2005.

Casino expense decreased by 15.4%, or $0.3 million. Approximately $0.1 million of the reduction is related to decisions to remove poor performing slot machines from the floor, resulting in decreases in the cost of device fees, gaming taxes, and participation fees. Because of the investment in new games in the last several years, the casino was able to reduce the cost of slot conversions or game replacements. The casino also reduced the cost of ineffective giveaways and is concentrating its efforts on customer service.

Depreciation expense continues to decrease, primarily the result of the reduced level of capital expenditures over the last year.

Net interest expense is impacted by amounts advanced to the Corporate segment to fund the Company’s acquisitions. Whenever the advances to Corporate exceed the outstanding borrowing, Cripple Creek reports net negative interest expense.

Womacks’ effective tax rate has remained stable at approximately 38%.

Six months ended June 30, 2006 vs 2005

Casino revenues reflect the level of competition in the Cripple Creek market. Casino revenues are down by 6.7% for the first six months of 2006 compared to the same period in 2005. Gaming revenue in the Cripple Creek market as a whole was 2.6% higher than during the same period last year.

Management has been able to improve the casino margins (net of promotional allowances), which improved from 57.0% for the first six months of 2005 to 61.0% for the first six months of 2006.

Depreciation expense continues to decrease, primarily the result of the reduced level of capital expenditures over the last year.

Net interest expense is impacted by amounts advanced to Corporate to fund the Company’s acquisitions. Whenever the advances to Corporate exceed the outstanding borrowing, Cripple Creek reports net negative interest expense.

Womacks’ effective tax rate has remained stable at approximately 38%.

CALEDON, SOUTH AFRICA

The Caledon offers an array of amenities to guests of the resort as a complement to the gaming experience. The resort currently operates three restaurants, three bars, a conference facility and the “Outdoor Experience” (a team building facility). In addition to the casino license, hotel and spa, the Caledon owns approximately 600 acres of land that it is subdividing. The Company intends to develop a 27 hole signature golf course estate on the transferred property with approximately 450 residential homes and to link the property to the existing nine-hole municipal golf course by adding another nine holes surrounded with resort housing elements.

Operating results in U.S. dollars for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Casino	$3,934	$3,223	$8,004	$7,201
Hotel, food and beverage	731	596	1,506	1,458
Other (net of promotional allowances)	(3)	(186)	(77)	(294)
Net operating revenue	4,662	3,633	9,433	8,365

Costs and Expenses
Casino	1,551	1,317	3,018	2,778
Hotel, food and beverage	489	460	994	1,065
General and administrative	921	661	1,581	1,242
Depreciation and amortization	306	451	603	832
	3,267	2,889	6,196	5,917
Earnings from operations	1,395	744	3,237	2,448
Interest income	4	14	8	32
Interest (expense)	(204)	(124)	(408)	(310)
Other (expense), net	(36)	-	(32)	-
Earnings before income taxes	1,159	634	2,805	2,170
Income tax expense	423	217	923	709
Net Earnings	$736	$417	$1,882	$1,461

Reconciliation to Adjusted EBITDA:
Net earnings	$736	$417	$1,882	$1,461
Minority interest	-	-	-	-
Interest income	(4)	(14)	(8)	(32)
Interest expense	204	124	408	310
Income tax expense	423	217	923	709
Depreciation and amortization	306	451	603	832
Adjusted EBITDA	$1,665	$1,195	$3,808	$3,280

Average exchange rate (Rand/USD)	6.44	6.42	6.30	6.16

Operating results in Rand for the three and six months ended June 30, 2006 and 2005 are as follows:

		For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands		2006		2005		2006		2005
Operating Revenue
Casino	R	25,167	R	20,651	R	50,268	R	44,082
Hotel, food and beverage		4,688		3,826		9,464		8,917
Other (net of promotional allowances)		(487)		(1,199)		(493)		(1,836)
Net operating revenue		29,368		23,278		59,239		51,163

Costs and Expenses
Casino		9,985		8,452		19,015		17,064
Hotel, food and beverage		3,096		2,953		6,224		6,519
General and administrative		5,477		4,248		9,984		7,682
Depreciation and amortization		1,943		2,916		3,769		5,164
		20,501		18,569		38,992		36,429
Earnings from operations		8,867		4,709		20,247		14,734
Interest income		27		93		50		198
Interest (expense)		(1,315)		(794)		(2,574)		(1,892)
Other (expense), net		(228)		-		(210)		-
Earnings before income taxes		7,351		4,008		17,513		13,040
Income tax expense		2,704		1,382		5,791		4,283
Net Earnings	R	4,647	R	2,626	R	11,722	R	8,757

Reconciliation to Adjusted EBITDA:
Net earnings	R	4,647	R	2,626	R	11,722	R	8,757
Minority interest		-		-		-		-
Interest income		(27)		(93)		(50)		(198)
Interest expense		1,315		794		2,574		1,892
Income tax expense		2,704		1,382		5,791		4,283
Depreciation and amortization		1,943		2,916		3,769		5,164
Adjusted EBITDA	R	10,582	R	7,625	R	23,806	R	19,898

Casino Market Data (in Rand)
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Market share of the Western Cape gaming revenue	6.0%	5.3%	6.0%	5.7%
Market share of Western Cape gaming devices	12.7%	11.4%	12.7%	11.4%
Average number of slot machines	349	300	350	300
Average slot machine win per day	741 Rand	709 Rand	738 Rand	761 Rand
Average number of tables	6	9	7	9
Average table win per day	3,013 Rand	1,572 Rand	2,768 Rand	1,687 Rand

Three months ended June 30, 2006 vs 2005

The slight deterioration of the Rand versus the dollar has had only a minimal impact on the segment’s second quarter results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Casino revenue increased 21.9% from the second quarter of 2005 to the second quarter of 2006, which includes an increase of 27.8% in total table win. The 16.3% increase in the average number of slots machines available contributed to the increase in casino revenue over the same prior year period. Casino expenses increased 18.1% from the second quarter of 2005 to the second quarter of 2006, but reflect management’s ability to leverage the increase in revenues.

The 0.9 million Rand increase in hotel, food and beverage revenue, but only a 0.1 million Rand increase in the corresponding expenses results primarily from the timing of the Easter holiday and improved cost controls. The Easter holiday, typically one of the busier weekends of the year, occurred in the first quarter of 2005 and in the second quarter of 2006. This led to an increase in our hotel occupancy rate from 28.5% for the second quarter of 2005 to 39.5% for the second quarter of 2006.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services. The improvement in the net negative impact of other operating revenue (net of promotional allowances) is due to additional revenues generated by ancillary services provided by the resort.

The 1.2 million Rand increase in Caledon’s general and administrative expenses is primarily the result of outsourcing the security service contracts, continued maintenance expenditures and an increase in gaming and value added taxes.

Depreciation expense decreased 1.0 million Rand, primarily because computer equipment with a three year estimated life became fully depreciated by the end of 2005.

Interest expense for CCAL increased 65.6%, or 0.5 million Rand, due to an increase in the average debt balance for Caledon from 16.0 million Rand for the three months ended June 30, 2005 to 62.9 million Rand for the same period in 2006. In an effort to reduce overall interest charges to the casino and increase our borrowing capacity, Caledon paid off its existing loan with ABSA bank in July 2005 with proceeds from a new 60 million Rand term loan from Nedbank Limited. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on the borrowings under term loan agreements from 18.0% for the three months ended June 30, 2005 to 9.1% for the three months ended June 30, 2006.

Six months ended June 30, 2006 vs 2005

There was a deterioration of the Rand versus the dollar which had a negative impact on the segment’s second quarter results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Casino revenue increased 14.0% in the first six months of 2006 compared to the same period in 2005, which includes an increase of 27.6% in total table win. The 16.7% increase in the average number of slot machines available contributed to the increase in casino revenue over the same prior year period. Casino expenses increased 11.4% in the first six months of 2006 compared to the same period in 2005, but reflect management’s continuing ability to leverage the increase in revenues.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services. The improvement in the net negative impact of other operating revenue (net of promotional allowances) is due to additional revenues generated by ancillary services provided by the resort.

The 2.3 million Rand increase in Caledon’s general and administrative expenses is primarily the result of outsourcing the security service contracts, continued maintenance expenditures and an increase in gaming and value added taxes.

Depreciation expense decreased 1.4 million Rand, primarily because computer equipment with a three year estimated life became fully depreciated by the end of 2005.

Interest expense for CCAL increased 36.0%, or 0.7 million Rand, due to an increase in the average debt balance for Caledon from 17.9 million Rand for the six months ended June 30, 2005 to 59.6 million Rand for the same period in 2006. In an effort to reduce overall interest charges to the casino and increase our borrowing capacity, Caledon paid off its existing loan with ABSA bank in July 2005 with proceeds from a new 60 million Rand term loan from Nedbank Limited. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on the borrowings under term loan agreements from 17.5% for the six months ended June 30, 2005 to 9.0% for the six months ended June 30, 2006.

NEWCASTLE, SOUTH AFRICA

Operating results in U.S. dollars for the three months ended June 30, 2006 were as follows:

Amounts in thousands
Operating Revenue
Casino	$1,860
Hotel, food and beverage	198
Other (net of promotional allowances)	(8)
Net operating revenue	2,050

Costs and Expenses
Casino	718
Hotel, food and beverage	158
General and administrative	488
Depreciation and amortization	106
1,470
Earnings from operations	580
Interest income	-
Interest (expense)	(8)
Other (expense), net	-
Earnings before income taxes and minority interest	572
Income tax expense	173
Earnings before minority interest	399
Minority Interest	129
Net Earnings	$270

Reconciliation to Adjusted EBITDA:
Net earnings	$270
Minority interest	129
Interest income	-
Interest expense	8
Income tax expense	173
Depreciation and amortization	106
Adjusted EBITDA	$686

Average exchange rate (Rand/USD)	6.44

Operating results in Rand for the three months ended June 30, 2006 were as follows:

Amounts in thousands
Operating Revenue
Casino	R	11,970
Hotel, food and beverage		1,275
Other (net of promotional allowances)		(57)
Net operating revenue		13,188

Costs and Expenses
Casino		4,621
Hotel, food and beverage		1,013
General and administrative		3,095
Depreciation and amortization		663
		9,392
Earnings from operations		3,796
Interest income		-
Interest (expense)		(61)
Other (expense), net		-
Earnings before income taxes and minority interest		3,735
Income tax expense		1,131
Earnings before minority interest		2,604
Minority Interest		840
Net Earnings	R	1,764

Reconciliation to Adjusted EBITDA:
Net earnings	R	1,764
Minority interest		840
Interest income		-
Interest expense		61
Income tax expense		1,131
Depreciation and amortization		663
Adjusted EBITDA	R	4,459

Casino Market Data (in Rand)
For the three months ended June 30, 2006

Market share of the KwaZulu-Natal gaming revenue	2.9%
Market share of KwaZulu-Natal gaming devices	6.3%
Average number of slot machines	200
Average slot machine win per day	572 Rand
Average number of tables	7
Average table win per day	2,434 Rand

Three months ended June 30, 2006

We acquired our ownership interest in the Monte Vista casino and conference center as of April 1, 2006. Since that time, our efforts have primarily been focused on the construction of a new facility. The casino has an exclusive right to operate in the greater Newcastle area, which has a population of approximately 500,000 people. The Newcastle casino is approximately 220 miles (approximately 350 kilometers) from major metropolitan centers in Durban and Johannesburg and enjoys a regional exclusivity of approximately 130 miles (approximately 200 kilometers). We believe that the location for the new casino, which will be much closer to the highway that connects Durban and Johannesburg, is far superior to the existing location. The new location provides more room for future development and the facility will be far superior to the existing building. We have installed a team of seasoned managers from the Caledon Spa, Hotel and Casino to oversee the transition of operations.

The calculation of minority interest is determined prior to the elimination of intercompany management fees.

CENTRAL CITY, COLORADO

We are developing a casino and hotel project in Central City, Colorado. The $52.2 million development includes a 66,000 square foot casino and back of house with 625 slot machines, six table games, a six table poker room, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. Century Casinos Management, Inc. has entered into a long-term agreement to manage the facility. The casino opened on July 11, 2006.

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Casino	$-	$-	$-	$-
Hotel, food and beverage	-	-	-	-
Other (net of promotional allowances)	-	-	-	-
Net operating revenue	-	-	-	-

Costs and Expenses
Casino	43	-	43	-
Hotel, food and beverage	-	-	-	-
General and administrative	687	44	883	64
Depreciation and amortization	-	-	-	-
	730	44	926	64
Loss from operations	(730)	(44)	(926)	(64)
Interest income	-	-	-	-
Interest (expense)	(283)	(77)	(485)	(78)
Other income, net	-	6	-	6
Loss before income taxes and minority interest	(1,013)	(115)	(1,411)	(136)
Income tax benefit	(225)	-	(225)	-
Loss before minority interest	(788)	(115)	(1,186)	(136)
Minority Interest	(421)	(115)	(819)	(136)
Net Loss	$(367)	$-	$(367)	$-

Reconciliation to Adjusted EBITDA:
Net loss	$(367)	$-	$(367)	$-
Minority interest	(421)	(115)	(819)	(136)
Interest income	-	-	-	-
Interest expense	283	77	485	78
Income tax expense	(225)	-	(225)	-
Depreciation and amortization	-	-	-	-
Adjusted EBITDA	$(730)	$(38)	$(926)	$(58)

 Three months ended June 30, 2006 vs 2005

For the three months ended June 30, 2006 and 2005, we incurred approximately $1.0 million and $0.1 million in pre-opening expenses, respectively, of which $0.4 million and $0.1, respectively have been allocated to the minority partner in the project by agreement. The net loss included in the condensed consolidated statements of earnings increased in the second quarter for two primary reasons. First, we made preparations to open the casino in July 2006 by hiring and training both managers and staff. Included in general and administrative expenses are $0.4 million in pre-opening salaries. Second, in April 2006, we began allocating losses to the minority partner in proportion to its ownership percentage. Prior to this date, by agreement all losses were allocated to the minority partner until its capital account balances were in the same proportion as its ownership percentage. Pre-opening costs have been in line with our expectations.

Six months ended June 30, 2006 vs 2005

The six month results reflect the cumulative pre-opening cost associated with the project and have increased in 2006 as we made preparations to open the casino in July 2006 and we began allocating losses to the minority partner in proportion to their ownership percentage.

EDMONTON, CANADA

We are developing a casino and hotel project in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. We expect the project to cost approximately $31.2 million ($35.8 million Canadian). Our current expectation is that we will complete the construction of and open the casino during the fourth quarter of 2006. Upon completion of construction, CRA expects to receive its gaming license from the Alberta Gaming and Liquor Commission (“AGLC”). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility.

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Other (net of promotional allowances)	$1	$-	$2	$-
Net operating revenue	1	-	2	-

Costs and Expenses
Casino	1	-	1	-
Hotel, food and beverage	4	-	5	-
General and administrative	86	58	105	90
Depreciation and amortization	4	-	8	-
	95	58	119	90
Loss from operations	(94)	(58)	(117)	(90)
Interest income	5	3	12	5
Interest (expense)	-	-	(9)	(28)
Other (expense) income, net	(16)	41	12	43
Loss before income taxes and minority interest	(105)	(14)	(102)	(70)
Income tax benefit	(30)	-	(38)	-
Loss before minority interest	(75)	(14)	(64)	(70)
Minority Interest	-	(6)	-	(31)
Net Loss	$(75)	$(8)	$(64)	$(39)

Reconciliation to Adjusted EBITDA:
Net loss	$(75)	$(8)	$(64)	$(39)
Minority interest	-	(6)	-	(31)
Interest income	(5)	(3)	(12)	(5)
Interest expense	-	-	9	28
Income tax expense	(30)	-	(38)	-
Depreciation and amortization	4	-	8	-
Adjusted EBITDA	$(106)	$(17)	$(97)	$(47)

Three months ended June 30, 2006 vs 2005

All costs incurred during the periods represent pre-opening expenses. On January 12, 2006, CRI purchased the minority interest in the Edmonton, Canada project. As a result, there is no minority interest recorded for the second quarter of 2006.

Six months ended June 30, 2006 vs 2005

All costs incurred during the periods represent pre-opening expenses. As a result of the purchase of the minority interest in the Edmonton, Canada project, no minority interest is recorded and CRA is now absorbing 100% of the pre-opening costs.

ALL OTHER OPERATING SEGMENTS

Our right to operate the casinos aboard the Silver Shadow and Silver Whisper, cruise ships operated by Silversea Cruises, Ltd. (“Silversea”), terminated at the end of September 2005 and at the beginning of July 2006, respectively. On March 8, 2006, we received notification from Silversea that our right to operate the casino aboard the Silver Wind cruise ship will terminate as of May 3, 2007. In addition, we also received notification from Silversea purporting to terminate our right to operate the casino aboard the Silver Cloud cruise ship as of March 30, 2006; however, we believe the purported termination was untimely under the terms of our casino concession agreement with Silversea, resulting in a five year extension of the agreement as to the Silver Cloud. In April 2006, Silversea commenced an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration seeking to terminate the concession agreement as to the Silver Cloud. We have filed an answer denying that the agreement as to the Silver Cloud was terminated and seeking to confirm that we have right to a five-year extension of the agreement. We have also filed a counterclaim seeking damages arising from the wrongful termination of the concession agreement. We intend to continue operation of our casino aboard the Silver Cloud pending resolution of the arbitration.

We began consolidating the operating results of CM on April 13, 2006.

Operating results for the Company’s remaining properties for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Casino	$1,095	$724	$1,900	$1,326
Hotel, food and beverage	7	-	7	-
Other (net of promotional allowances)	73	50	127	102
Net operating revenue	1,175	774	2,034	1,428

Costs and Expenses
Casino	883	519	1,511	975
Hotel, food and beverage	12	-	12	-
General and administrative	109	-	109	-
Depreciation and amortization	93	36	149	61
	1,097	555	1,781	1,036
Earnings from operations	78	219	253	392
Interest income	3	-	3	-
Interest (expense)	(13)	-	(14)	-
Other (expense), net	(26)	-	(27)	-
Earnings before income taxes	42	219	215	392
Income tax expense	4	7	9	12
Net Earnings	$38	$212	$206	$380

Reconciliation to Adjusted EBITDA:
Net earnings	$38	$212	$206	$380
Minority interest	-	-	-	-
Interest income	(3)	-	(3)	-
Interest expense	13	-	14	-
Income tax expense	4	7	9	12
Depreciation and amortization	93	36	149	61
Adjusted EBITDA	$145	$255	$375	$453

Three months ended June 30, 2006 vs 2005

Cruise ship revenue increased 0.8% for the three months ended June 30, 2006 as compared to the same period in 2005. We operated casinos aboard seven ships in both periods. CM accounts for $0.4 million of the revenue for the three months ended June 30, 2006

CM accounted for $0.3 million of the total increase in casino expenses and all of the increase in general and administrative expenses.

CM accounted for $0.1 million of the decrease in net earnings for the segment. Earnings in the segment are also affected by an increase in concession fees in proportion to the revenue. The concession fees paid on revenues generated on the Oceania vessels is greater than those paid to Silversea.

Six months ended June 30, 2006 vs 2005

Cruise ship revenue increased 14.7% for the six months ended June 30, 2006 as compared to the same period in 2005. We operated casinos aboard seven ships in both periods. CM accounts for $0.4 million of the increase in revenue for the six months ended June 30, 2006

CM accounted for $0.3 million of the total increase in casino expenses and all of the increase in general and administrative expenses.

CM accounted for $0.1 million of the decrease in net earnings for the segment. Earnings in the segment are also affected by an increase in concession fees in proportion to the revenue. The concession fees paid on revenues generated on the Oceania vessels is greater than those paid to Silversea. Net earnings for the cruise ships decreased by $0.1 million.

CORPORATE
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2006	2005	2006	2005
Operating Revenue
Other	$13	$43	$22	$78
Net operating revenue	13	43	22	78

Costs and Expenses
General and administrative	1,249	1,353	2,493	2,287
Property write-down and other write-offs, net of recoveries	7	-	15	(30)
Depreciation	14	20	27	24
	1,270	1,373	2,535	2,281
Loss from unconsolidated subsidiary	-	(12)	-	(109)
Loss from operations	(1,257)	(1,342)	(2,513)	(2,312)
Interest income	304	86	771	38
Interest (expense), net	323	12	750	98
Interest expense on non-Cripple Creek debt allocated to Corporate	(117)	(447)	(441)	(716)
Other income (expense), net	303	(42)	366	(44)
Non-operating items from unconsolidated subsidiary	-	(3)	-	(4)
Loss before income taxes and minority interest	(444)	(1,736)	(1,067)	(2,940)
Income tax benefit	(602)	(777)	(1,083)	(1,388)
Minority interest	45	41	91	61
Net Earnings (Loss)	$113	$(1,000)	$(75)	$(1,613)

Reconciliation to Adjusted EBITDA:
Net earnings (loss)	113	(1,000)	(75)	(1,613)
Minority interest	45	41	91	61
Interest income	(304)	(86)	(771)	(38)
Interest expense (including amounts allocated from Cripple Creek)	(206)	435	(309)	618
Income tax expense	(602)	(777)	(1,083)	(1,388)
Depreciation and amortization	14	20	27	24
Adjusted EBITDA	$(940)	$(1,367)	$(2,120)	$(2,336)

Three months ended June 30, 2006 vs 2005

Revenue in the Corporate segment includes fees paid by Casino Millennium under a technical services agreement. All management fees among consolidated subsidiaries are eliminated in the presentation of results.

General and administrative expense decreased slightly, primarily the result of approximately $0.2 million non-recurring legal charges incurred during the three months ended June 30, 2005.

The significant increase in interest income for this segment is directly related to the cash reserves we have accumulated resulting from an equity offering we completed in October 2005 and the cash flows generated by our operations.

The net negative interest expense in the Corporate segment results from the elimination of the interest on intercompany debt that is used to finance construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank is the primary source of debt that is funding the intercompany loans.

We recognized approximately $0.3 million in foreign currency gains on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

Six months ended June 30, 2006 vs 2005

General and administrative expenses have increased by 9.0% as we have increased staff to support the Company’s growth initiatives.

The net negative interest expense in the Corporate segment results from the elimination of the interest on intercompany debt that is used to finance construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank is the primary source of debt that is funding the intercompany loans.

We recognized approximately $0.4 million in foreign currency gains on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $27.5 million at June 30, 2006, and the Company had working capital (current assets minus current liabilities) of $15.5 million. In October 2005, under an existing shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depositary Certificates, through our underwriter, to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Net proceeds from this issuance were approximately $46.2 million. A total of $30.9 million of the proceeds has been used to repay outstanding debt, to fund the construction of our Edmonton project and to make a loan associated with our potential investment in Poland (see next paragraph). We plan to use the remaining proceeds from this issuance to make investments in additional gaming projects and for working capital and other general corporate purposes.

On June 13, 2006, the Company entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $3.7 million (€2.9 million). In connection with the purchase, we loaned G5 approximately $4.9 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. The closing of this transaction is subject to due diligence. The funds used for this purchase will be from the proceeds obtained from our Austrian Depositary Certificate offering.

Additional liquidity at Womacks may be provided by the Company’s revolving credit facility with Wells Fargo Bank, under which the Company had an original commitment of $26 million (currently $19.1 million net of quarterly reductions) and unused borrowing capacity of approximately $13.5 million at June 30, 2006. The maturity date of the borrowing commitment is August 2007. The available balance was reduced by $0.7 million on July 1, 2006, and will be further reduced by $0.7 million at the beginning of each quarter until maturity in August 2007. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to the Company up to the amount of the Company’s capital contributions (currently $9.4 million).

On July 20, 2006, Balele entered into a loan agreement with Nedbank Limited (“Nedbank”). Pursuant to this loan agreement, Nedbank will extended temporary financing and available credit to Balele, in the form of a construction loan, for the total amount of 50.0 million Rand, or $7.1 million. The net proceeds from this financing will be used by Balele for the construction of a new casino and hotel in Newcastle, South Africa. Subsequent to the completion of construction, the construction loan will convert to a term loan agreement, payable in monthly installments of 1.1 million Rand, or approximately $0.2 million. The financing bears interest at South Africa’s prime interest rate less 1.5% (which currently equates to 9.5%) and is secured by the pledge of 100% of the total outstanding common stock of Balele.

On November 21, 2005, CC Tollgate, LLC (“CTL”) entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. The loan agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan converted to a 60-month term loan on July 11, 2006 The $32.5 million term loan and the CC Revolver will both mature on July 11, 2011. The amount outstanding under the term loan is subject to quarterly reductions, beginning at $0.6 million for the first full quarter after July 11, 2006, increasing to $1.1 million on the 17th full quarter after July 11, 2006, until maturity. Availability under the line of credit is conditioned upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and CTL’s continued ability to make certain representations and warranties. On June 28, 2006, the loan agreement was amended, reducing the interest rate to the greater of (i) 6.5% per annum or (ii) the prime rate plus 2.0% per annum (which currently equates to 10.0%) and a service fee of 0.5% on the total outstanding balance, payable monthly. This amendment also reduces the prepayment fee on the loan agreement to 9.3%, decreasing to 2.3% in the 17th full quarter after July 11, 2006 through maturity. As consideration for this amendment, the Company has provided a guarantee of all of CTL’s obligations related to the loan agreement. As of June 30, 2006, the principal balance outstanding under the loan agreement was $28.4 million.

On September 23, 2005, through our subsidiary CRA, we agreed to terms with Canadian Western Bank (“CWB”) for a $17.1 million ($20 million Canadian) credit facility for the development of the Century Casino and Hotel in Edmonton, Alberta, Canada. The facility is initially structured as a construction loan maturing within the earlier of 18 months or upon receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, CWB will issue a term loan to CRA, maturing within one to five years at the election of CRA. The loan facility is secured by the assets of CRA and guaranteed by the Company. As of June 30, 2006, the principal balance outstanding under the credit facility was $5.6 million.

For the six months ended June 30, 2006, cash provided by operating activities was $0.9 million compared with $1.4 million provided by operating activities in the prior-year period. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $40.6 million for the first six months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Balele (offset by casino cash acquired of $1.6 million); $0.7 million buyout of our minority partner in CM (offset by casino cash acquired of $0.4 million); a $4.7 million loan to G5; $0.2 million in property and equipment additions at Womacks; $1.3 million in property improvements at Caledon, South Africa; $1.5 million in property and equipment additions at Newcastle, South Africa; $0.1 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $14.8 million towards construction in Central City, Colorado; $7.4 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada; less $0.1 million in proceeds from the disposition of property. Cash used in investing activities of $4.7 million for the first six months of 2005 consisted of a $2.4 million contribution by us towards our investment in CRA, less $1.7 million in net cash acquired; $0.3 million in property and equipment additions at Womacks; $0.8 million in capital additions at Caledon, South Africa; $0.2 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment; $1.4 million towards construction in Central City, Colorado; and $1.3 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada, less $0.1 million in proceeds from the disposition of property.

Cash provided by financing activities of $29.4 million for the first six months of 2006 consisted of borrowings of $19.5 million under the CTL construction loan, borrowings of $5.6 million under the CWB construction loan and net borrowings of $5.1 million under the Womacks revolving credit facility with Wells Fargo. In addition, the Company recognized a $0.4 million tax benefit related to the exercise of stock options by our Co Chief Executive Officers. These inflows of cash were offset by repayments of $1.2 million towards our Caledon loan agreement with Nedbank Limited. Cash provided by financing activities of $1.4 million for the first six months of 2005 consisted of net borrowings of $0.8 million under the Womacks revolving credit facility with Wells Fargo and net borrowings of $1.6 million towards the Central City project, less net repayments of $0.9 million under the prior Caledon loan agreement with ABSA Bank.

Our Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. We have not purchased any shares of common stock on the open market in 2005 or 2006. Since the inception of the program through June 30, 2006, we have repurchased 2,559,004 shares of our common stock at a total cost of approximately $3.8 million.

The primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at June 30, 2006, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion of existing properties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date we filed our Annual Report on Form 10-K for the year ended December 31, 2005, the U.S. Internal Revenue Service ("IRS") was in the process of conducting an examination of our U.S. federal income tax returns for the year ended December 31, 2003. The IRS has now completed its examination, and we have entered into a settlement for an amount that does not exceed amounts accrued. The audit of our Company’s Return of Income: Company and Close Corporation filed for South Africa for 2000 and 2001 by the South African Revenue Service is complete. We have entered into a settlement that is not materially in excess of amounts accrued. We may be examined by the IRS or by tax authorities in other jurisdictions in which we operate. In the event the IRS or other taxing authorities determine that we have not paid the proper amount of income taxes, we may be required to pay additional taxes as well as interest, penalties, and fees. Payment of any such amounts could have a material adverse effect on our results of operations during the period in which we make the payments.

Item 4. - Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of the stockholders of the Company was held on June 20, 2006. At the annual meeting, Class III directors, Erwin Haitzmann and Gottfried Schellmann, were re-elected to the Board for a three year term. On the proposal to elect the Class III directors, the votes were: Erwin Haitzmann, 14,826,385 for, and 5,589,482 withheld; Gottfried Schellmann, 20,183,582 for, and 232,285 withheld. The terms of directors Robert S. Eichberg, Dinah Corbaci and Peter Hoetzinger continued after the meeting.

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

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: August 09, 2006

CENTURY CASINOS, INC
INDEX TO EXHIBITS

Exhibit No.	Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Vice Chairman, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.