Form 10-Q
period 2006-09-08
CENTURY CASINOS INC /CO/
filed 2006-11-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Common stock, $0.01 par value, 22,980,567 shares outstanding as of November 9, 2006

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$32,013	$37,167
Restricted cash	1,916	947
Receivables, net	672	293
Prepaid expenses	922	518
Inventories	305	209
Other current assets	706	927
Deferred income taxes - foreign	214	72
Total current assets	36,748	40,133

Property and Equipment, net	114,306	69,602
Goodwill	18,295	8,662
Casino Licences	2,059	1,845
Deferred Income Taxes - foreign	456	380
Note Receivable (see Note 1)	4,790	-
Other Assets	2,955	2,941
Total	$179,609	$123,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,037	$1,789
Accounts payable and accrued liabilities	9,212	5,504
Accrued payroll	1,667	1,149
Taxes payable	1,002	1,189
Other	19	8
Total current liabilities	17,937	9,639

Long-Term Debt, less current portion	55,620	17,934
Deferred Income - Sale of Gauteng Interest (see Note 1)	5,399	-
Deferred Tax Liability - Domestic	99	215
Minority Interest	5,563	4,444

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,168,443 and 22,568,443 shares issued, respectively; 22,980,567 and 22,380,567 shares outstanding, respectively	232	226
Additional paid-in capital	69,667	68,571
Accumulated other comprehensive earnings	329	2,568
Retained earnings	25,188	20,391
	95,416	91,756
Treasury stock - 187,876 shares at cost	(425)	(425)
Total shareholders’ equity	94,991	91,331
Total	$179,609	$123,563

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Amounts in thousands, except for share information	2006	2005	2006	2005
Operating Revenue:
Casino	$16,261	$9,784	$36,667	$27,572
Hotel, food and beverage	1,627	1,242	3,981	3,411
Other	298	186	758	557
	18,186	11,212	41,406	31,540
Less promotional allowances	1,208	1,182	3,093	3,374
Net operating revenue	16,978	10,030	38,313	28,166

Operating Costs and Expenses:
Casino	6,922	3,749	15,005	10,751
Hotel, food and beverage	1,399	729	2,800	2,084
General and administrative	5,118	2,760	12,667	8,235
Property write-downs and other write-offs, net of recoveries	(420)	-	(405)	(30)
Depreciation and amortization	1,293	847	2,998	2,637

Total operating costs and expenses	14,312	8,085	33,065	23,677

Loss from unconsolidated subsidiary	-	-	-	(109)
Earnings from Operations	2,666	1,945	5,248	4,380
Non-Operating Income (Expense):
Interest income	156	34	595	122
Interest expense	(1,320)	(652)	(1,777)	(1,620)
Other (expense) income, net	(19)	(3)	300	2
Non-operating items from unconsolidated subsidiary	-	-	-	(4)
Non-operating (expense), net	(1,183)	(621)	(882)	(1,500)
Earnings before Income Taxes and Minority Interest	1,483	1,324	4,366	2,880
(Benefit) Provision for income taxes	(67)	492	394	638
Earnings before Minority Interest	1,550	832	3,972	2,242
Minority interest in subsidiary losses	301	449	900	555
Net Earnings	$1,851	$1,281	$4,872	$2,797

Earnings Per Share:
Basic	$0.08	$0.09	$0.21	$0.20
Diluted	$0.08	$0.08	$0.20	$0.17

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

Amounts in thousands	2006	2005	2006	2005

Net Earnings	$1,851	$1,281	$4,872	$2,797
Foreign currency translation adjustments	(1,830)	1,087	(2,239)	(1,853)
Change in fair value of interest rate swaps, net of income taxes	-	31	-	64
Comprehensive Earnings	$21	$2,399	$2,633	$1,008

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine Months Ended September 30,

Amounts in thousands	2006	2005

Cash Flows from Operating Activities:
Net earnings	$4,872	$2,797

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,998	2,637
Amortization of share-based compensation	280	-
Amortization of deferred financing costs	104	128
Deferred tax expense	(410)	(806)
Minority interest in subsidiary losses	(900)	(555)
Loss from unconsolidated subsidiary	-	113
Loss (gain) on sale of fixed assets	26	(55)
Other	(15)	-

Changes in operating assets and liabilities:
Receivables	(392)	(154)
Prepaid expenses and other assets	(5)	(486)
Accounts payable and accrued liabilities	(820)	1,405
Accrued payroll	427	(177)
Excess tax benefits from stock-based payment arrangements	(376)	-
Taxes payable	(271)	258

Net cash provided by operating activities	5,518	5,105

Cash Flows from Investing Activities:
Purchases of property and equipment	(41,943)	(10,655)
Purchase of minority shareholder interest in subsidiary	(5,135)	-
Note receivable (see Note 1)	(4,751)	-
Deferred income - Sale of Gauteng interest (see Note 1)	5,399	-
Cash contribution of $2.4 million towards interest in subsidiary, less net cash acquired of $1.7 million	-	(753)
Cash contribution of $0.7 million towards interest in Casino Millennium, less net cash acquired of $0.4 million	(278)	-
Cash contribution of $6.7 million towards interest in Newcastle, less net cash acquired of $1.5 million	(5,122)	-
Proceeds from disposition of assets	88	101

Net cash used in investing activities	(51,742)	(11,307)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
Amounts in thousands	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	$64,898	$45,625
Principal repayments	(24,730)	(32,067)
Excess tax benefits from stock-based payment arrangements	376	-
Deferred financing charges	(51)	(455)
Decrease in restricted cash	-	604
Proceeds from exercise of options	450	2,313
Dividend paid to Caledon preference shareholder	(75)	-

Net cash provided by financing activities	40,868	16,020

Effect of Exchange Rate Changes on Cash	202	(543)

(Decrease) Increase in Cash and Cash Equivalents	(5,154)	9,275

Cash and Cash Equivalents at Beginning of Period	37,167	8,411

Cash and Cash Equivalents at End of Period	$32,013	$17,686

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the Nine Months Ended September 30,
	2006	2005
Interest paid	$2,631	$1,462
Income taxes paid	$662	$716

See notes to condensed consolidated financial statements.

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company that owns and operates Womacks Casino and Hotel in Cripple Creek, Colorado; owns and operates the Casino Millennium (“CM”) in the Marriott Hotel in Prague, Czech Republic; operates the casinos aboard the Silver Wind, Silver Cloud, The World of ResidenSea, and three of the vessels of Oceania Cruises; owns a 65% interest in, and has a management contract for, the Century Casino & Hotel in Central City, Colorado; and owns and has begun construction on a casino and hotel development in Edmonton, Alberta, Canada. Through its subsidiary Century Casinos Africa (Pty) Limited (“CCA”), CCI owns and operates The Caledon Hotel, Spa & Casino (“Caledon”) near Cape Town, South Africa and owns 60% of, and provides technical casino services to, Century Casino Newcastle located in Newcastle, South Africa. The Company continues to pursue other international projects in various stages of development.

On June 13, 2006, the Company, through its wholly owned subsidiary, Century Casinos Europe GmbH (“CCE”), entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $3.7 million (€2.9 million). G5 owns 33.3% of all shares issued by Casinos Poland Ltd. Casinos Poland owns seven casinos and one slot arcade throughout Poland and generated net revenues of approximately $41.2 million in 2005. In connection with the purchase, CCE loaned G5 approximately $4.8 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. After the transaction closes, this loan will become an intercompany loan between G5 and CCE, which will eliminate in consolidation. The loan is reported as a note receivable on the condensed consolidated balance sheet as of September 30, 2006. The transaction is expected to close during the fourth quarter of 2006, subject to due diligence.

The Company had a 50% ownership interest in CM prior to April 13, 2006 and accounted for this investment under the equity method. On April 13, 2006, CCE purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10.0 million), the assumption of loans previously granted to CM by the former partner and the purchase price for the former partner’s 50% equity interest.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

--8--

Projects under Development:

Newcastle, South Africa - On April 1, 2006, CCA completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”), which owns the Monte Vista Casino (now known as Century Casino Newcastle) in Newcastle, South Africa, for approximately $9.3 million (ZAR 57.5 million). The current casino is in a temporary facility that has 200 slot machines and seven gaming tables. Construction of a new permanent facility has begun and is expected to cost approximately $9.1 million (ZAR 70 million), excluding value added taxes. Of the estimated $9.1 million in overall construction costs, $1.1 million (ZAR 8.0 million) was financed from cash on hand, $6.5 million (ZAR 50.0 million) will be financed through external financing, and $1.5 million (ZAR 12.0 million) will be provided by CCA as a shareholder loan. CCA expects the new facility to be operational by the end of the fourth quarter of 2006. The initial gaming mix in the permanent facility is expected to be 250 slot machines and seven gaming tables. An additional $0.3 million (ZAR 2.5 million) will be payable to the minority shareholders if the casino revenue during the first 12 months of operation at the new location exceeds $12.3 million (ZAR 95.0 million). CCA has also entered into a long-term agreement to manage Balele’s entire casino, resort and hotel operations.

In connection with CCA’s purchase of its equity interest in Balele, a sale of shares agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the facility that houses the current casino for approximately $1.9 million (ZAR 12 million) within 60 days of closing. The Sellers informed CCA that they will not be able to sell the facility for ZAR 12.0 million. As a result, the purchase price for the 60% interest in Balele has been reduced by this amount, resulting in an overall purchase price of $7.4 million (ZAR 45.5 million). The Company has consolidated the results of Balele, now known as Century Casino Newcastle (Pty) Ltd (“CNEW”), in its financial statements as of April 1, 2006.

Edmonton, Alberta, Canada - On February 24, 2005, the Company’s wholly owned subsidiary, Century Resorts International Limited (“CRI”), acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately $2.4 million. A local partner, 746306 Alberta, Ltd., contributed a 7.25-acre parcel of land and an existing 40 room hotel for the remaining 43.6% interest. On January 12, 2006, CRI purchased the remaining 43.6% interest in CRA for approximately $6.3 million (CAD 7.3 million). CRI paid approximately $5.1 million (CAD 5.8 million) at closing with the remainder payable on the first anniversary of the opening of the casino. The Company recorded approximately $4.3 million of goodwill associated with this purchase. Excluding the costs to purchase the minority shareholder’s interest, the $31.2 million (CAD 35.8 million) development is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. Of the $31.2 million in overall project costs, CRI contributed $2.4 million (CAD 3.0 million) for its interest in CRA, $17.9 million (CAD 20.0 million) will be financed through external financing, $9.0 million (CAD 10.5 million) has been provided by us as a shareholder loan, and the balance of $1.9 million (CAD 2.3 million) is the net value of the former minority partner’s contribution. On September 23, 2005, CRA agreed to the terms of a $17.9 million (CAD 20.0 million) credit facility with Canadian Western Bank for the development of the casino property. On December 17, 2004, the Alberta Gaming and Liquor Commission granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met.

Gauteng, South Africa - In December 2004, as part of an option agreement by Gold Reef Casino Resorts Limited, Akani Leisure Investments Proprietary Limited (“Akani Group”), Silver Star Development Limited, Century Casinos, Inc., Century Resorts Limited and Century Casinos West Rand (Proprietary) Limited, the Company

--9--

granted the Akani Group an option to purchase its remaining interest towards a casino development project in Gauteng, South Africa. CCI’s interest in the project included a 30-year casino and resort management agreement (“Resort Management Agreement”), as well as certain rights to buy equity stakes in Silver Star Development Limited, the company licensed for the casino development project. On September 28, 2006, the Akani Group exercised the option for a cash payment in the amount of approximately $5.7 million (ZAR 43.3 million).

Should the Akani Group not obtain approval of this transaction from the Gauteng Gambling Board (“GGB”) by June 30, 2007, the Resort Management Agreement with CCI will be reinstated at a reduced scope of services and fees. If such GGB approval is not obtained by September 30, 2007, CCI will have its interests in the project restored for approximately $5.3 million (ZAR 40.3 million). As a result of this contingency, $5.3 million (ZAR 40.3 million) has been recorded as deferred income on the September 30, 2006 condensed consolidated balance sheet. The remaining $0.4 million (ZAR 3.0 million), which relates to the recovery of a previously written off loan, has been recorded as property write-downs and other write-offs, net of recoveries on the condensed consolidated statement of earnings for the three- and nine-month periods ended September 30, 2006.

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

	September 30, 2006	December 31, 2005	September 30, 2005
Canadian Dollars (CAD)	1.1153	1.1659	1.1611
Czech Koruna (CZK)	22.3190	24.5810	24.5220
Euros (€)	0.7882	0.8446	0.8292
Polish Zloty (PLN)	3.1311	N/A	N/A
South African Rand (ZAR)	7.7451	6.3399	6.3518

Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of providing a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R).” SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of the initial adjustment will be recorded as an adjustment to the ending balance

--10--

of other comprehensive income. Subsequent changes in funded status will also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company has not completed an assessment of the impact of the adoption of SFAS 158 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure regarding fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements for which the FASB has previously concluded in those announcements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The effective date of SFAS 157 is for fiscal years beginning after November 15, 2007. The Company has not completed an assessment of the impact of the adoption of SFAS 157 on its consolidated financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which sets forth a specific recognition threshold and measurement method for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its consolidated financial statements.

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

The Company will apply the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 has not had an impact on the Company’s current financial position, results of operations or cash flows.

3. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the nine month periods ended September 30, 2006 and 2005.

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or

--11--

other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through September 30, 2006, only incentive stock option awards, for which the option price was not less than the fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. Through September 30, 2006, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the Board of Directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of September 30, 2006, there were 1,376,210 options outstanding to employees of the Company, of which 1,351,210 options were issued under the EEIP and 25,000 options have been issued under the 2005 Plan.

The following table summarizes employee option activity under the EEIP and 2005 Plan as of September 30, 2006 and changes during the period then ended:

		Weighted-Average
	Shares	Exercise Price
Employee Stock Options:
Outstanding at January 1, 2006	1,986,210	$ 2.33
Granted	-	-
Exercised	(600,000)	0.75
Cancelled or forfeited	(10,000)	7.68
Outstanding at September 30, 2006	1,376,210	$ 2.98
Options exercisable at September 30, 2006	424,613	$ 2.83

Summarized information regarding all employee options outstanding at September 30, 2006 is as follows:

		Weighted-
	Number	Average	Number	Aggregate
Exercise	Outstanding at	Remaining	Exercisable at	Intrinsic
Price	September 30, 2006	Term in Years	September 30, 2006	Value

$0.75	10,000	1.0	10,000	$ 91,900
$1.50	7,500	0.4	7,500	$ 63,300
$1.75	10,000	4.5	10,000	$ 81,900
$2.93	1,323,710	7.4	397,113	$ 9,279,207
$7.68	25,000	9.1	-	$ 56,500
	1,376,210	7.3	424,613	$ 9,572,807

--12--

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $9.94 as of September 29, 2006 and the exercise price multiplied by the number of options outstanding as of that date.

As of September 30, 2006, there were an additional 80,000 options outstanding to directors of the Company with a weighted average exercise price of $2.98.

For the three and nine months ended September 30, 2006, the Company recorded $0.1 million (less than $0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes), respectively, for stock-based compensation expense related to stock option grants made in prior years that vested during these periods. The amounts are included in general and administrative expense. The impact to both basic and diluted earnings per share for the third quarter was less than $0.01. The impact to both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.01. There was no capitalized stock-based compensation expense.

At September 30, 2006, there is $0.2 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this total, $0.1 million will be recognized over the remainder of 2006 and $0.1 million will be recognized in subsequent years through 2009.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2006, $0.4 million of such excess tax benefits were classified as financing cash flows.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect compensation expense associated with recognizing stock-based compensation under the fair value method. The Company did not record stock-based compensation expense related to employee stock options during the three and nine months ended September 30, 2005; however, pro forma stock-based compensation expense for the three and nine months ended September 30, 2005 was as follows:

Amounts in thousands, except for share information		For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net earnings, as reported		$1,281	$2,796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		127	381
Pro forma net earnings		$1,154	$2,415

Earnings per share
Basic:	As reported	$0.09	$0.20
	Pro forma	$0.08	$0.17

Diluted:	As reported	$0.08	$0.17
	Pro forma	$0.07	$0.15

On May 5, 2006, the Company issued 600,000 shares of its common stock for stock options exercised in cash at an exercise price of $0.75 per share.

--13--

4. INVESTMENT IN NEWCASTLE

The following pro forma operating information for the three and nine months ended September 30, 2006 and 2005 has been prepared as if the acquisition of our 60% interest in CNEW (see Note 1) had been consummated as of January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2005.

Pro forma results are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Amounts in thousands, except for share information	2006	2005	2006	2005
Net Operating Revenue	$16,978	$11,946	$40,384	$33,668

Operating Costs and Expenses:
Operating expenses	13,019	8,534	32,167	25,107
Depreciation and amortization	1,293	959	3,116	3,042

Total operating costs and expenses	14,312	9,493	35,283	28,149

Earnings from Operations	2,666	2,453	5,101	5,519
Other (expense), net	(1,183)	(623)	(849)	(1,469)
Earnings before Income Taxes and Minority Interest	1,483	1,830	4,252	4,050
(Benefit) provision for income taxes	(67)	604	338	881
Earnings before Minority Interest	1,550	1,226	3,914	3,169
Minority interest in subsidiary losses	301	326	962	288
Net Earnings	$1,851	$1,552	$4,876	$3,457

Earnings Per Share:
Basic	$0.08	$0.11	$0.21	$0.25
Diluted	$0.08	$0.09	$0.20	$0.21

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2006 and December 31, 2005 consisted of the following:

Amounts shown in thousands:	September 30,	December 31,
	2006	2005
Buildings and improvements	$52,628	$28,828
Gaming equipment	23,831	13,976
Furniture and office equipment	8,453	5,075
Other equipment	4,270	2,553

	89,182	50,432
Less accumulated depreciation	(26,292)	(21,869)
	62,890	28,563
Land	24,129	22,432
Capital projects in process	26,921	18,218
Non-operating casino and land	366	389
Property and equipment, net	$114,306	$69,602

--14--

The Company has capitalized $1.8 million of interest towards our various construction projects during the first nine months of 2006.

6. GOODWILL

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Amounts shown in thousands	Cripple Creek, CO	Caledon, South Africa	Newcastle, South Africa	Edmonton, Canada	Casino Millennium	Total
Balance as of January 1, 2006	$7,232	902	-	-	528	$8,662
Purchase of remaining 43.6% interest in CRA	-	-	-	4,342	-	4,342
Purchase of remaining 50.0% interest in Casino Millennium	-	-	-	-	(345)	(345)
Purchase of 60% interest in Newcastle	-	-	7,322	-	-	7,322
Effect of foreign currency translation	-	(164)	(1,563)	-	41	(1,686)
Balance as of September 30, 2006	$7,232	738	5,759	4,342	224	$18,295

7. LONG-TERM DEBT

Long-term debt as of September 30, 2006 and December 31, 2005 consisted of the following:

Amounts shown in thousands:	September 30,	December 31,
	2006	2005
Revolving Credit Facility - Cripple Creek	$4,556	$481
Construction Term Loan - Central City	34,495	8,931
Construction Term Loan - Edmonton	11,199	-
Construction Term Loan - Newcastle	2,055	-
Term Loan - Caledon	6,470	9,091
Notes payable	2,248	1,135
Capital leases and other	634	85

Total long-term debt	61,657	19,723
Less current portion	(6,037)	(1,789)
Long-term portion	$55,620	$17,934

Revolving Credit Facility - Cripple Creek

On December 6, 2005, the Company entered into a fifth amendment of the Revolving Credit Facility with Wells Fargo Bank permitting the Company to make capital contributions to Womacks for a specified period that can be used to repay the outstanding obligations under the Womacks Revolving Credit Facility, and subsequently permitting Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions ($14.5 million as of December 31, 2005) made during the specified period. During the first quarter of 2006, the Company borrowed approximately $5.1 million, of which $4.5 million represents a capital distribution, under the revolving credit facility to fund the buyout of the minority interest at CRA (see Note 1).

--15--

On October 31, 2006, the Company entered into a sixth amendment of the Revolving Credit Facility with Wells Fargo Bank extending the maturity date of the Revolving Credit Facility to December 31, 2007.

Construction Term Loan - Central City

On June 28, 2006, the Company entered into a first amendment with Wells Fargo Bank to the Credit Agreement dated November 18, 2005. The amendment reduces the interest rate to the greater of (i) 6.5% per annum or (ii) the Prime Rate plus 2.0% per annum (which currently equates to 10.25%) and a service fee of 0.5% on the total outstanding balance, payable monthly. This amendment also reduces the prepayment fee on the Credit Agreement to 9.3%, decreasing to 2.3% in the 17th full quarter after the date the loan converts from a construction loan to a term loan (July 11, 2006) through maturity. As consideration for this amendment, CCI has provided a guarantee to the lenders of all of the borrower’s obligations under the Existing Credit Agreement.

Effective December 31, 2006, CC Tollgate LLC (“CTL”) will be required to be in compliance with certain financial covenants pertaining to this loan, the most significant being Total Leverage Ratio, Senior Leverage Ratio, Adjusted Fixed Charge Coverage and Minimum Annualized EBITDAM. It is probable that CTL will not be in compliance with these covenants. Prior to December 31, 2006, CTL plans to seek a waiver from its lenders related to these covenants or possibly seek an amendment to the Credit Agreement. There can be no assurance that the CTL’s lenders will grant CTL any waiver or agree to any amendment which might become necessary. If CTL failed to meet any of its debt covenants and CTL’s lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies, including the acceleration of all outstanding amounts due under this agreement and a demand for repayment by CCI under its guarantee of the loan. There can be no assurances that the Company would be successful in obtaining alternative sources of funding to repay this obligation should this event occur.

Construction Term Loan - Newcastle

On July 20, 2006, CNEW entered into a loan agreement with Nedbank Limited (“Nedbank”). Pursuant to this loan agreement, Nedbank will extend temporary financing and available credit to CNEW, in the form of a construction loan, for the total amount of $6.5 million (ZAR 50.0 million). The net proceeds from this financing are being used by CNEW for the construction of a new casino and hotel in Newcastle, South Africa. Subsequent to the completion of construction, the construction loan will convert to a term loan agreement, payable in monthly installments of approximately $0.1 million (ZAR 1.1 million), and will mature five years from the date the construction loan converts to a term loan. The financing bears interest at South Africa’s prime interest rate less 1.5% (which equates to 10.0% as of September 30, 2006) and is secured by the pledge of 100% of the total outstanding common stock of CNEW.

Notes Payable

An unsecured note payable in the amount of $1.0 million to a minority interest holder in CC Tollgate LLC (“CTL”) is payable in two equal installments. The first payment will occur on July 11, 2007, with the second payment due six months later. The note bears interest at 8%. As of September 30, 2006, $0.5 million of the note has been classified as a current liability, with the remaining $0.5 million classified as a long-term liability, in the accompanying condensed consolidated balance sheet.

In December 2004, the Company issued a second unsecured note payable in the amount of $0.1 million to a minority interest holder in CTL, payable on the first anniversary of the opening date of the casino (July 11, 2007). This amount has been recorded as a current liability on the September 30, 2006 condensed consolidated balance sheet.

--16--

In conjunction with the buyout of the minority interest in CRA (see Note 1), an unsecured note payable in the amount of $1.2 million ($1.4 million Canadian) is payable on the earlier of (1) the 10th business day following the first anniversary of the opening date of the casino project in Edmonton, Alberta, Canada or (2) the date that the Company transfers all of its shares in CRA to any other party other than an affiliate of the Company. The note is non-interest bearing; however, if CRI defaults on the payment of the note, the note bears interest at 12% per annum from the date of default. The Company, using an imputed interest rate of 12%, has recorded this note at its net present value of $1.1 million. The note is classified as long-term in the accompanying condensed consolidated balance sheet.

Capital Leases and Other

As mentioned in Note 1, CCA completed the purchase of a 60% controlling interest in CNEW on April 1, 2006 for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The remaining $0.7 million (ZAR 5.0 million), which is payable one year from the opening of the new casino facility, has been recorded at its net present value of $0.6 million (ZAR 4.6 million), using an imputed interest rate of 9.0%, and is classified as long-term debt on the September 30, 2006 condensed consolidated balance sheet.

As of September 30, 2006 and December 31, 2005, the Company was in compliance with all covenants related to its borrowings.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 11.4% and 8.7% for the nine months ended September 30, 2006 and 2005, respectively, excluding the amortization of deferred financing charges. Construction financing for the Central City, Colorado project, at a weighted average interest rate of 13.4%, accounted for approximately 53% of the average outstanding debt during the nine month period ended September 30, 2006. Repayment of high interest rate debt in South Africa helped limit the increase in the consolidated weighted average interest rate for the nine months ended September 30, 2006.

8.  SEGMENT INFORMATION

The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales.

	Property, Plant and Equipment		Total Assets
Amounts in thousands	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Cripple Creek (Colorado, USA)	$22,217	$23,206	$32,425	$33,151
Central City (Colorado, USA)	44,758	21,105	50,368	23,219
Edmonton (Alberta, Canada)	24,774	8,750	28,900	9,654
Caledon (South Africa)	13,373	15,205	16,619	19,584
Newcastle (South Africa)	7,036	-	14,454	-
Casino Millennium (Czech Republic)	589	-	2,331	-
Cruise Ships (International)	862	854	1,657	1,629
Corporate	697	482	32,855	36,326
Total	$114,306	$69,602	$179,609	$123,563

--17--

	Net Operating Revenue
Amounts in thousands	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Cripple Creek (Colorado, USA)	$4,730	$4,984	$12,534	$13,249
Central City (Colorado, USA)	4,688	-	4,688	6
Edmonton (Alberta, Canada)	1	-	3	37
Caledon (South Africa)	4,350	4,158	13,783	12,524
Newcastle (South Africa)	1,891	-	3,941	-
Casino Millennium (Czech Republic)	561	-	956	-
Cruise Ships (International)	757	866	2,396	2,294
Corporate and other	-	22	12	56
Total	$16,978	$10,030	$38,313	$28,166

	Net Earnings
Amounts in thousands	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Cripple Creek (Colorado, USA)	$966	$1,101	$2,135	$2,428
Central City (Colorado, USA)	(405)	364	(655)	364
Edmonton (Alberta, Canada)	(199)	(44)	(263)	(83)
Caledon (South Africa)	990	596	2,872	2,059
Newcastle (South Africa)	297	-	567	-
Casino Millennium (Czech Republic)	22	-	(9)	-
Cruise Ships (International)	152	272	439	652
Corporate and other	28	(1,008)	(214)	(2,623)
Total	$1,851	$1,281	$4,872	$2,797

9. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005 include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amounts in thousands	2006	2005	2006	2005
Food & Beverage and Hotel	$558	$372	$1,129	$1,055
Free Plays or Coupons	348	398	1,006	1,246
Player Points	302	412	958	1,073
Total Promotional Allowances	$1,208	$1,182	$3,093	$3,374

--18--

10. INCOME TAXES

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The provision for income tax expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amounts in thousands	2006	2005	2006	2005
Provision for federal income taxes	$(438)	$309	$(649)	$121
Provision for state income taxes	(71)	34	(101)	7
Provision for foreign income taxes	442	149	1,144	510
Total Provision for income taxes	$(67)	$492	$394	$638

Reconciliation of federal income tax statutory rate and the Company’s effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Federal income tax statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income taxes	(60.5%)	(30.3%)	(52.7%)	(40.7%)
State income tax (net of federal benefit)	(0.1%)	(0.5%)	0.9%	0.7%
Losses assigned to minority partner	10.2%	11.5%	9.8%	6.9%
Permanent and other items	11.9%	22.5%	17.0%	21.3%
Total provision for income taxes	(4.5%)	37.2%	9.0%	22.2%

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest. No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2006 and 2005.

--19--

11. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed as follows:

Amounts in thousands,except for share information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net earnings	$1,851	$1,281	$4,872	$2,797
Weighted average common shares	22,980,567	14,663,683	22,705,842	14,055,531
Basic earnings per share	$0.08	$0.09	$0.21	$0.20

Diluted Earnings Per Share:
Net earnings	$1,851	$1,281	$4,872	$2,797
Weighted average common shares	22,980,567	14,663,683	22,705,842	14,055,531
Effect of dilutive securities:
Stock options and warrants	967,290	1,851,264	1,200,070	2,395,205
Dilutive potential common shares	23,947,857	16,514,947	23,905,912	16,450,736
Diluted earnings per share	$0.08	$0.08	$0.20	$0.17

Dilutive potential common shares includes the impact of unexercised stock options using the treasury stock method. For the nine months ended September 30, 2006, 25,000 stock options were excluded from the dilutive potential common shares calculation as their inclusion would be anti-dilutive. For the remaining periods presented, all outstanding options and warrants to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share.

12. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

The Company has approximately $4.6 million of accrued construction liabilities relating to its projects in Central City, Colorado and Edmonton, Alberta, Canada as of September 30, 2006. The Company has offset the total purchases of property and equipment for the nine months ended September 30, 2006 by this amount.

As mentioned in Note 1, CCE purchased the remaining 50% interest in CM on April 13, 2006 for approximately $0.7 million. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$402
Restricted cash	845
Accounts receivable	153
Property and equipment, net	594
Goodwill	(345)
Other assets, including intercompany debt assumed	196
Accounts payable and accrued liabilities	(132)
Accrued payroll	(9)
Taxes payable	(343)
Long-term debt	(681)
Cash paid	$680

--20--

The purchase price allocation for CM was completed in June 2006. The final allocation of the purchase price increased goodwill and reduced the value of the Company’s tangible assets by an immaterial amount. The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet.

As mentioned in Note 1, CCA completed the purchase of a 60% controlling interest in CNEW on April 1, 2006 for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,530
Accounts receivable	33
Prepaid expenses	91
Inventory	74
Other current assets	295
Property and equipment, net	3,620
Goodwill	7,322
Casino licenses	766
Accounts payable and accrued liabilities	(800)
Accrued payroll	(183)
Taxes payable	(446)
Long-term debt	(733)
Amount credited to minority partner	(4,917)
Cash paid	$6,652

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

On February 24, 2005, CRI purchased a 56.4% equity interest in CRA for the purpose of operating the proposed casino and hotel by contributing $2.4 million in cash to CRA. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,679
Property and equipment, net	2,631
Amount credited to minority partner	(1,878)
Cash paid	$2,432

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA. In conjunction with this acquisition, CRI assumed the following liabilities:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,342
Long-term debt	(1,025)
Cash paid	$5,135

The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet. CRA is a new entity and pro forma information is not applicable.

--21--

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K filed on March 9, 2006, Part II - Item 1A of our Quarterly Report on Form 10-Q filed on August 9, 2006 and Item 1A of Part II of this report. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

AVAILABLE INFORMATION

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.centurycasinos.com as soon as reasonably practicable after filing such material with the SEC.

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

--22--

The following table shows adjusted EBITDA by property. For a reconciliation of net earnings to adjusted EBITDA, please refer to the individual property’s discussion in the following Management’s Discussion and Analysis.

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Adjusted EBITDA
Cripple Creek, Colorado	$2,067	$2,057	$4,947	$4,991
Caledon, South Africa	1,821	1,598	5,629	4,878
Newcastle, South Africa	607	-	1,293	-
Central City, Colorado	634	(17)	(104)	(75)
Edmonton, Canada	(184)	(133)	(281)	(181)
All other operating segments	281	316	706	769
Corporate	(1,286)	(1,032)	(3,644)	(3,367)
Total Adjusted EBITDA	$3,940	$2,789	$8,546	$7,015

OVERVIEW

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We therefore believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more detail than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Cripple Creek, Colorado includes the operating results of WMCK Venture Corp. (“WMCK”) and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

Caledon, South Africa includes the operating results of Century Casinos Caledon (Pty) Ltd. (“CCAL”), which operates the Caledon Hotel, Spa and Casino, and its related food service operation.

Newcastle, South Africa includes the operating results of Century Casino Newcastle (Pty) Ltd. (“CNEW”), formerly known as Balele Leisure (Pty) Ltd. (“Balele”), which owns and operates Century Casino Newcastle in Newcastle, South Africa and its related food service operation. CNEW is in the process of developing a new permanent facility in Newcastle, South Africa, which will replace the operations of the current casino.

Central City, Colorado includes the operating results of Century Casinos Tollgate, Inc., which owns a majority interest in and operates a casino and hotel in Central City, Colorado.

Edmonton, Canada includes the financial results of Century Resorts Alberta, Inc., which is in the final stages of developing a casino and hotel in Edmonton, Alberta, Canada.

All Other Operating Segments includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements and, subsequent to April 13, 2006, the operating results of Casino Millennium (“CM”) located in Prague, Czech Republic.

--23--

Corporate operations include, among other items, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, and general corporate overhead expenses. In addition, reclassification and eliminating entries are recorded in this segment.

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $17.0 million and $10.0 million for the three months ended September 30, 2006 and 2005, respectively, and $38.3 million and $28.2 million for the nine months ended September 30, 2006 and 2005, respectively. Casino revenue was $16.3 million and $9.8 million for the three months ended September 30, 2006 and 2005, respectively, and was $36.7 million and $27.6 million for the nine months ended September 30, 2006 and 2005, respectively. Casino expense was $6.9 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively, and $15.0 million and $10.8 million for the nine months ended September 30, 2006 and 2005, respectively. General and administrative expense was $5.1 million for the three months ended September 30, 2006 and $2.8 million for the three months ended September 30, 2005. General and administrative expense was $12.7 million for the nine months ended September 30, 2006 and $8.2 million for the nine months ended September 30, 2005. Depreciation and amortization expense was $1.3 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Total earnings from operations were $2.7 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $5.2 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively.

We recognized an income tax benefit of less than $0.1 million and income tax expense of $0.5 million for the three months ended September 30, 2006 and 2005, respectively. Income tax expense was $0.4 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Our net earnings were $1.9 million, or $0.08 per basic share, and $1.3 million, or $0.09 per basic share, for the three months ended September 30, 2006 and 2005, respectively. Net earnings were $4.9 million, or $0.21 per basic share, and $2.8 million, or $0.20 per basic share, for the nine months ended September 30, 2006 and 2005, respectively.

The most significant impacts on reported earnings for the three months ended September 30, 2006 were:
• Our new casinos in Central City, Colorado and Newcastle, South Africa contributed $6.6 million towards the total increase of $6.9 million in net operating revenue and contributed $5.8 million towards the total increase of $6.2 million in net operating expenses;
• In conjunction with the sale of our interest in a casino project located in Gauteng, South Africa, we recovered approximately $0.4 million of previously written off loans; and
• Net interest charges increased $0.6 million primarily due to the interest charges on bank debt that funded the construction of the Central City, Colorado casino that opened in July 2006.

The most significant impacts on reported earnings for the nine months ended September 30, 2006 were:
• Our new casinos in Central City, Colorado and Newcastle, South Africa contributed $8.6 million towards the total increase of $10.1 million in net operating revenue and contributed $8.0 million towards the total increase of $9.4 million in net operating expenses;
• We incurred an additional $0.3 million in pre-opening losses towards the construction of a casino in Edmonton, Alberta, Canada; and
• We allocated losses of $1.3 million to our minority interest partner in Central City, Colorado, offset by an allocation of income of $0.2 million to our minority interest partner in Newcastle, South Africa.

--24--

A discussion by property follows below.

CRIPPLE CREEK, COLORADO

Cripple Creek’s results of operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Casino	$5,126	$5,414	$13,768	$14,675
Hotel, food and beverage	400	440	1,043	1,151
Other (net of promotional allowances)	(796)	(870)	(2,277)	(2,577)
Net operating revenue	4,730	4,984	12,534	13,249

Costs and Expenses
Casino	1,435	1,790	4,227	5,039
Hotel, food and beverage	207	219	439	509
General and administrative	1,021	918	2,921	2,710
Depreciation and amortization	399	417	1,211	1,290
	3,062	3,344	8,798	9,548
Earnings from operations	1,668	1,640	3,736	3,701
Interest income	6	2	12	8
Interest (expense)	(223)	(366)	(664)	(1,082)
Interest expense on non-Cripple Creek debt allocated to Corporate	120	500	358	1,289
Other (expense), net	-	-	-	-
Earnings before income taxes	1,571	1,776	3,442	3,916
Income tax expense	605	675	1,307	1,488
Net Earnings	$966	$1,101	$2,135	$2,428

Reconciliation to Adjusted EBITDA:
Net earnings	$966	$1,101	$2,135	$2,428
Minority interest	-	-	-	-
Interest income	(6)	(2)	(12)	(8)
Interest expense (including amounts allocated to Corporate)	103	(134)	306	(207)
Income tax expense	605	675	1,307	1,488
Depreciation and amortization	399	417	1,211	1,290
Adjusted EBITDA	$2,067	$2,057	$4,947	$4,991

--25--

Casino Market Data

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Market share of the Cripple Creek gaming revenue	12.0%	12.8%	11.6%	12.8%
Average number of slot machines	585	608	584	625
Market share of Cripple Creek gaming devices	12.4%	12.9%	12.3%	13.1%
Average slot machine win per day	$ 94	$ 95	$ 85	$ 85
Cripple Creek average slot machine win per day	$ 96	$ 95	$ 89	$ 87

Three months ended September 30, 2006 vs 2005

The Womacks casino is one of the largest gaming facilities in Cripple Creek. Management continues to focus on marketing the casino through its Gold Club, in which patrons can earn rewards that can be redeemed for discounted or free meals, rooms, or cash and other prizes. Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Based on management’s ongoing evaluation of the comp policies at the casino, the cost of points and coupons is in line with management’s expectations and prior year results. Additionally, management continues to focus its efforts on customer service, including the introduction of more Ticket in/Ticket out (“TITO”) slot machines on the floor. As of September 30, 2006, approximately 63.0% of the floor has been converted to TITO compared to 40.6% at September 30, 2005. There were a number of changes made in key management positions at Womacks during the third quarter of 2006. The changes are expected to bring fresh ideas to help strengthen Womacks in a highly competitive market.

Casino revenue was 5.3% lower than during the same period last year, and net operating revenue decreased by 5.1% as a result of increased competition in this market. Womacks’ market share of gaming devices dropped by 3.9% as we eliminated poor performing slot machines during the first half of 2006. Gaming revenue in the Cripple Creek market, as a whole, experienced minimal growth, closing 0.8% higher than during the same period last year.

Casino expense decreased by 19.8%, or $0.4 million. A significant portion of this decrease is related to management’s decision to remove poor performing slot machines from the floor, resulting in decreases in the cost of device fees and participation fees. Because of the investment in new games in the last several years, the casino was able to reduce the cost of slot conversions or game replacements. The casino also reduced the cost of ineffective promotions while continuing to concentrate its efforts on improving customer service. As a result of this ability to control casino costs, casino operating margins (net of promotional allowances) increased to 66.9% for the three months ended September 30, 2006, compared to 60.2% for the three months ended September 30, 2005.

Net interest expense is impacted by amounts advanced to the Corporate segment to fund the Company’s acquisitions. Whenever the advances to Corporate exceed the outstanding borrowing, Cripple Creek reports net negative interest expense.

Cripple Creek’s effective tax rate has remained stable at approximately 38%.

Nine months ended September 30, 2006 vs 2005

Casino revenue reflects the level of competition in the Cripple Creek market. Casino revenue was down by 6.2% for the first nine months of 2006 compared to the same period in 2005, primarily due to the increased competition. Gaming revenue in the Cripple Creek market as a whole was 1.9% higher than during the same period last year.

For the reasons set forth in the discussion of the three month period, management has been able to improve the casino operating margins (net of promotional allowances) from 58.3% for the first nine months of 2005 to 63.2% for the first nine months of 2006.

Net interest expense is impacted by amounts advanced to Corporate to fund the Company’s acquisitions. Whenever the advances to Corporate exceed the outstanding borrowing, Cripple Creek reports net negative interest expense. The amount allocated to Corporate was reduced by $0.9 million due to the Company’s repayment of approximately $14.5 million of Cripple Creek debt in the fourth quarter of 2005.

Cripple Creek’s effective tax rate has remained stable at approximately 38%.

--26--

CALEDON, SOUTH AFRICA

The Caledon Hotel, Spa and Casino (the “Caledon”) is one of four casinos currently operating in the Western Cape Province, which has a population of approximately four million. A fifth and final casino, as permitted in the Western Cape under the Gaming Act, is scheduled to open in November 2006. To compete with these casinos, the Caledon emphasizes its marketing efforts on an array of amenities available to guests of the resort as a complement to the gaming experience. The resort currently operates three restaurants, three bars, a conference facility, a mineral spa, a treatment center and the “Outdoor Experience” (a team building facility). The Caledon also owns approximately 600 acres of vacant land that it is subdividing. The Company intends to develop an 18 hole signature golf course estate on the transferred property with approximately 450 residential homes and to link this property to an existing nine-hole municipal golf course by adding another nine holes surrounded with resort housing elements.

Operating results in U.S. dollars for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Casino	$3,728	$3,589	$11,732	$10,790
Hotel, food and beverage	676	802	2,182	2,260
Other (net of promotional allowances)	(54)	(233)	(131)	(526)
Net operating revenue	4,350	4,158	13,783	12,524

Costs and Expenses
Casino	1,416	1,409	4,434	4,187
Hotel, food and beverage	443	510	1,437	1,575
General and administrative	696	641	2,277	1,884
Property write-downs and other write-offs, net of recoveries	(26)	-	(26)	-
Depreciation and amortization	279	374	882	1,206
	2,808	2,934	9,004	8,852
Earnings from operations	1,542	1,224	4,779	3,672
Interest income	5	6	13	39
Interest (expense)	(182)	(313)	(590)	(622)
Other (expense), net	-	-	(32)	-
Earnings before income taxes	1,365	917	4,170	3,089
Income tax expense	375	321	1,298	1,030
Net Earnings	$990	$596	$2,872	$2,059

Reconciliation to Adjusted EBITDA:
Net earnings	$990	$596	$2,872	$2,059
Minority interest	-	-	-	-
Interest income	(5)	(6)	(13)	(39)
Interest expense	182	313	590	622
Income tax expense	375	321	1,298	1,030
Depreciation and amortization	279	374	882	1,206
Adjusted EBITDA	$1,821	$1,598	$5,629	$4,878

Average exchange rate (ZAR/USD)	7.18	6.50	6.57	6.27

--27--

Operating results in Rand for the three and nine months ended September 30, 2006 and 2005 are as follows:

		For the three months ended September 30,				For the nine months ended September 30,
(Amounts in thousands)		2006		2005		2006		2005
Operating Revenue
Casino	ZAR	26,773	ZAR	23,322	ZAR	77,041	ZAR	67,404
Hotel, food and beverage		4,873		5,208		14,337		14,125
Other (net of promotional allowances)		(382)		(1,510)		(875)		(3,346)
Net operating revenue		31,264		27,020		90,503		78,183

Costs and Expenses
Casino		10,174		9,140		29,189		26,204
Hotel, food and beverage		3,144		3,334		9,368		9,853
General and administrative		5,010		4,174		14,994		11,856
Property write-downs and other write-offs, net of recoveries		(214)		-		(214)		-
Depreciation and amortization		2,010		2,435		5,779		7,599
		20,124		19,083		59,116		55,512
Earnings from operations		11,140		7,937		31,387		22,671
Interest income		40		43		90		241
Interest (expense)		(1,309)		(2,046)		(3,883)		(3,937)
Other (expense), net		2		-		(208)		-
Earnings before income taxes		9,873		5,934		27,386		18,975
Income tax expense		2,715		2,078		8,506		6,361
Net Earnings	ZAR	7,158	ZAR	3,856	ZAR	18,880	ZAR	12,614

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	7,158	ZAR	3,856	ZAR	18,880	ZAR	12,614
Minority interest		-		-		-		-
Interest income		(40)		(43)		(90)		(241)
Interest expense		1,309		2,046		3,883		3,937
Income tax expense		2,715		2,078		8,506		6,361
Depreciation and amortization		2,010		2,435		5,779		7,599
Adjusted EBITDA	ZAR	13,152	ZAR	10,372	ZAR	36,958	ZAR	30,270

Casino Market Data (in Rand)
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Market share of the Western Cape gaming revenue	5.7%	5.6%	5.9%	5.6%
Market share of Western Cape gaming devices	12.4%	11.3%	12.9%	11.4%
Average number of slot machines	348	300	349	300
Average slot machine win per day	ZAR 782	ZAR 777	ZAR 754	ZAR 766
Average number of tables	6	9	7	9
Average table win per day	ZAR 3,127	ZAR 2,085	ZAR 2,783	ZAR 1,821

--28--

Three months ended September 30, 2006 vs 2005

The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Casino revenue increased 15.0% from the third quarter of 2005 to the third quarter of 2006, a period in which total table win was flat. The 16.0% increase in the average number of slots machines available contributed to the increase in casino revenue over the same prior year period. Casino expenses increased 11.3% from the third quarter of 2005 to the third quarter of 2006, but reflect management’s ability to leverage the increase in revenues.

The ZAR 0.3 million decrease in hotel, food and beverage revenue was due to a slight decrease in the hotel occupancy rate from 45.2% for the third quarter of 2005 to 44.1% for the third quarter of 2006.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services. The improvement in the net negative impact of other operating revenue (net of promotional allowances) is due to additional revenues generated by ancillary services provided by the resort and a revision of the casino’s complementary policy.

The ZAR 0.8 million increase in Caledon’s general and administrative expenses is primarily the result of a write-off of ZAR 0.5 million in cash vault discrepancies which management has been investigating, continued maintenance expenditures and an increase in gaming and value added taxes.

The ZAR 0.2 million decrease in property write-downs and other write-offs, is due to the settlement of a business interruption insurance claim related to a road closure in the second quarter of 2005 for ZAR 0.2 million more that the original estimate.

Depreciation expense decreased ZAR 0.4 million, primarily because computer equipment with a three year estimated life became fully depreciated by the end of 2005.

Interest expense for CCAL decreased 36.0%, or ZAR 0.7 million. In an effort to reduce overall interest charges to the casino and increase our borrowing capacity, Caledon paid off its existing loan with ABSA bank in July 2005 with proceeds from a new ZAR 60 million term loan from Nedbank Limited. CCAL incurred a prepayment fee of ZAR 1.2 million for the early repayment of high interest debt in July 2005. This has been offset by an increase in interest charges of ZAR 0.5 million due to an increase in the average debt balance (excluding intercompany debt) for Caledon from ZAR 40.0 million for the three months ended September 30, 2005 to ZAR 51.0 million for the same period in 2006.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate for the three months ended September 30, 2006 was 28% compared to 35% in the same 2005 period.

Nine months ended September 30, 2006 vs 2005

The results discussed below are based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Casino revenue increased 14.3% in the first nine months of 2006 compared to the same period in 2005, which includes an increase of 18.9% in total table win. In addition, the 16.3% increase in the average number of slot machines available contributed to the increase in casino revenue over the same prior year period. Casino expenses increased 11.4% in the first nine months of 2006 compared to the same period in 2005, but reflect management’s ability to leverage the increase in revenues.

--29--

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services. The improvement in the net negative impact of other operating revenue (net of promotional allowances) is due to additional revenues generated by ancillary services provided by the resort and a revision of the casino’s complementary policy.

The ZAR 3.1 million increase in Caledon’s general and administrative expenses is primarily the result of a write-off of ZAR 0.5 million in cash vault discrepancies which management has been investigating, the outsourcing of security service contracts, continued maintenance expenditures and an increase in gaming and value added taxes.

The ZAR 0.2 million decrease in property write-downs and other write-offs, net of recoveries is due to the settlement of a business interruption claim insurance claim related to a road closure in the second quarter of 2005 for ZAR 0.2 million more that the original estimate.

Depreciation expense decreased ZAR 1.8 million, primarily because computer equipment with a three year estimated life became fully depreciated by the end of 2005.

Excluding the ZAR 1.2 million charge incurred by the Company for the early repayment of the ABSA bank loan in July 2005, interest expense for CCAL increased 41.9%, or ZAR 1.1 million, due to an increase in the average debt balance for Caledon from ZAR 24.5 million for the nine months ended September 30, 2005 to ZAR 53.9 million for the same period in 2006.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Prior to April 1, 2005, the marginal tax rate was 30%. CCAL’s effective tax rate for the nine ended September 30, 2006 was 31% compared to 34% in the same 2005 period.

--30--

NEWCASTLE, SOUTH AFRICA

Operating results in U.S. dollars for the three months ended September 30, 2006 and from April 1, 2006 through September 30, 2006 were as follows:

	For the three months ended September 30, 2006	April 1, 2006 through September 30, 2006
(Amounts in thousands)
Operating Revenue
Casino	$1,719	$3,579
Hotel, food and beverage	113	311
Other (net of promotional allowances)	59	51
Net operating revenue	1,891	3,941

Costs and Expenses
Casino	685	1,403
Hotel, food and beverage	47	205
General and administrative	552	1,040
Depreciation and amortization	38	144
	1,322	2,792
Earnings from operations	569	1,149
Interest income	-	-
Interest (expense)	-	(8)
Other (expense), net	-	-
Earnings before income taxes and minority interest	569	1,141
Income tax expense	183	356
Earnings before minority interest	386	785
Minority Interest	89	218
Net Earnings	$297	$567

Reconciliation to Adjusted EBITDA:
Net earnings	$297	$567
Minority interest	89	218
Interest income	-	-
Interest expense	-	8
Income tax expense	183	356
Depreciation and amortization	38	144
Adjusted EBITDA	$607	$1,293

Average exchange rate (ZAR/USD)	7.18	6.57

--31--

Operating results in Rand for the three months ended September 30, 2006 and from April 1, 2006 through September 30, 2006 were as follows:

	For the three months ended September 30, 2006		April 1, 2006 through September 30, 2006
(Amounts in thousands)
Operating Revenue
Casino	ZAR	12,330	ZAR	24,300
Hotel, food and beverage		819		2,094
Other (net of promotional allowances)		428		371
Net operating revenue		13,577		26,765

Costs and Expenses
Casino		4,916		9,537
Hotel, food and beverage		342		1,355
General and administrative		3,990		7,085
Depreciation and amortization		275		938
		9,523		18,915
Earnings from operations		4,054		7,850
Interest income		-		-
Interest (expense)		-		(61)
Other (expense), net		-		-
Earnings before income taxes and minority interest		4,054		7,789
Income tax expense		1,316		2,447
Earnings before minority interest		2,738		5,342
Minority Interest		634		1,474
Net Earnings	ZAR	2,104	ZAR	3,868

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	2,104	ZAR	3,868
Minority interest		634		1,474
Interest income		-		-
Interest expense		-		61
Income tax expense		1,316		2,447
Depreciation and amortization		275		938
Adjusted EBITDA	ZAR	4,329	ZAR	8,788

--32--

Casino Market Data (in Rand)

	For the three months ended September 30, 2006	April 1, 2006 through September 30, 2006
Market share of the KwaZulu-Natal gaming revenue	2.4%	2.5%
Market share of KwaZulu-Natal gaming devices	6.3%	6.3%
Average number of slot machines	200	200
Average slot machine win per day	ZAR 605	ZAR 589
Average number of tables	7	7
Average table win per day	ZAR 1,865	ZAR 2,154

Three and six months ended September 30, 2006

We acquired our ownership interest in Century Casino Newcastle as of April 1, 2006. Since that time, our efforts have primarily been focused on the construction of a new facility. The casino has an exclusive right to operate in the greater Newcastle area, which has a population of approximately 500,000 people. The Newcastle casino is approximately 220 miles (approximately 350 kilometers) from major metropolitan centers in Durban and Johannesburg and enjoys a regional exclusivity of approximately 130 miles (approximately 200 kilometers). We believe that the location for the new casino, which will be much closer to the highway that connects Durban and Johannesburg, is a strong improvement from the existing location. The new location provides more room for future development and we believe the facility will be far superior to the existing building. We have installed a team of seasoned managers from the Caledon Spa, Hotel and Casino to oversee the transition of operations.

The calculation of minority interest is determined prior to the elimination of intercompany management fees.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate for the three months ended September 30, 2006 was 32%. Newcastle’s effective tax rate from April 1 through September 30, 2006 was 31%.

--33--

CENTRAL CITY, COLORADO

We opened a casino and hotel in Central City, Colorado on July 11, 2006. The facility includes a 66,000 square foot casino and back of house with available space for 625 slot machines, eight table games, three of which are player-banked poker tables, 27 hotel rooms, retail, food and beverage amenities and a 500 space on-site covered parking garage. Prior to July 11, 2006, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures.

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Casino	$4,475	$-	$4,475	$-
Hotel, food and beverage	432	-	432	-
Other (net of promotional allowances)	(219)	-	(219)	6
Net operating revenue	4,688	-	4,688	6

Costs and Expenses
Casino	2,425	-	2,468	-
Hotel, food and beverage	661	-	661	-
General and administrative	968	17	1,663	81
Depreciation and amortization	451	-	451	-
	4,505	17	5,243	81
Income (loss) from operations	183	(17)	(555)	(75)
Interest income	-	-	-	-
Interest (expense)	(1,281)	(66)	(1,766)	(145)
Other income, net	-	-	-	-
Loss before income taxes and minority interest	(1,098)	(83)	(2,321)	(220)
Income tax benefit	(247)	-	(401)	-
Loss before minority interest	(851)	(83)	(1,920)	(220)
Minority Interest	(446)	(447)	(1,265)	(584)
Net (Loss) Earnings	$(405)	$364	$(655)	$364

Reconciliation to Adjusted EBITDA:
Net (loss) earnings	$(405)	$364	$(655)	$364
Minority interest	(446)	(447)	(1,265)	(584)
Interest income	-	-	-	-
Interest expense	1,281	66	1,766	145
Income tax expense	(247)	-	(401)	-
Depreciation and amortization	451	-	451	-
Adjusted EBITDA	$634	$(17)	$(104)	$(75)

--34--

For the three months ended September 30, 2006
Market share of the Central City gaming revenue	21.1%
Average number of slot machines	488
Market share of Central City gaming devices	22.3%
Average slot machine win per day	$ 109
Central City average slot machine win per day	$ 115

 Three months ended September 30, 2006 vs 2005

The three months ended September 30, 2006 represents the first quarter that our casino in Central City, Colorado was operating. With the exception of certain one time opening expenses, the costs to operate the casino have been in line with our expectations. However, revenues are below what we have initially projected. The property has been operating with fewer than expected slot machines. Originally proposed to operate with 625 slots, the property has operated with approximately 400 to 550 slots during its first three months. We are currently reviewing various strategies to increase revenues and adjusted EBITDA at the property. The property had approximately 550 slot machines in operation as of September 30, 2006 and by November 2006 expects to operate with approximately 565 slot machines. We may add more slot machines in the future. Management has focused on the development of player club memberships, with results being better than expected. We now have approximately 33,000 players in our player club database. Management’s marketing strategy will focus on direct marketing to the players in our database.Although revenues have not yet met our expectations, gaming revenue has grown consistently since opening. A major factor to bring costs in line with current revenue levels was a reduction in the workforce from a high of 212 employees at opening to a current level of 183 employees.

For the three months ended September 30, 2006, the significant increase in interest expense relates to interest that we are incurring based on approximately $34.5 million of outstanding debt. In previous periods, this interest was capitalized towards the cost of the construction of the casino and hotel.

For the three months ended September 30, 2006 and 2005, we incurred $0.1 million and $0.4 million, respectively, in pre-opening expenses. A majority of these expenses relate to fees earned by our subsidiary Century Casinos Management, Inc. in connection with a casino services agreement.

In April 2006, we began allocating pre-tax losses to the minority partner in proportion to its ownership percentage. Prior to this date, by agreement all losses were allocated to the minority partner until its capital account balances were in the same proportion as its ownership percentage. The calculation of minority interest is determined prior to the elimination of intercompany management fees.

Income taxes in Central City are provided for on income that will be distributed to Century Casinos using an effective tax rate of 38%; therefore, pre-tax income is reduced by the minority interest in determining the income subject to tax. No provision on the pre-opening losses incurred in 2005 was made as these losses were allocated to the minority partner.

Nine months ended September 30, 2006 vs 2005

Prior to July 11, 2006, all operating results reflect the cumulative pre-opening cost associated with the project. Pre-opening costs increased in 2006 for two reasons. First, we made preparations to open the casino in July 2006 by hiring and training both managers and staff. Expenses for this training are reflected in general and administrative expenses for this period. Second, in April 2006, we began allocating losses to the minority partner in proportion to its ownership percentage. Prior to this date, by agreement all losses were allocated to the minority partner until its capital account balances were in the same proportion as its ownership percentage. As a result of the casino opening on July 11, 2006, revenues and expenses have increased (please refer to three month discussion above).

For the nine months ended September 30, 2006, the significant increase in interest expense relates to interest that we are incurring based on approximately $34.5 million of outstanding debt. In previous periods, this interest was capitalized towards the cost of the construction of the casino and hotel.

Income taxes in Central City are provided for on income that will be distributed to Century Casinos using an effective tax rate of 38%; therefore, pre-tax income is reduced by the minority interest in determining the income subject to tax. No provision on the pre-opening losses incurred in 2005 was made as these losses were allocated to the minority partner.

--35--

EDMONTON, CANADA

We are developing a casino and hotel project in Edmonton, Alberta, Canada. The project is expected to include a casino with 600 gaming machines, 31 gaming tables, food and beverage amenities, a dinner theater, a 300 space underground parking facility, approximately 600 surface parking spaces and a 26-room hotel. We expect the project to cost approximately $31.2 million ($35.8 million Canadian). Our current expectation is that we will open the casino on November 17, 2006. Upon completion of construction, CRA expects to receive its gaming license from the Alberta Gaming and Liquor Commission (“AGLC”). On December 17, 2004, the AGLC granted approval to begin construction of the casino property. As is customary, the issuance of the license does not occur until completion of construction and after all federal and provincial legislation, regulation and policies, and municipal requirements, permits, licenses and/or authorizations have been met. CRI has entered into a long-term agreement to manage the facility.

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Other (net of promotional allowances)	$1	$-	$3	$37
Net operating revenue	1	-	3	37

Costs and Expenses
Casino	8	-	9	-
Hotel, food and beverage	27	-	32	-
General and administrative	129	131	234	221
Depreciation and amortization	6	-	14	-
	170	131	289	221
Loss from operations	(169)	(131)	(286)	(184)
Interest income	4	2	16	7
Interest (expense)	(101)	(9)	(110)	(36)
Other (expense) income, net	(21)	(2)	(9)	3
Loss before income taxes and minority interest	(287)	(140)	(389)	(210)
Income tax benefit	(88)	(68)	(126)	(68)
Loss before minority interest	(199)	(72)	(263)	(142)
Minority Interest	-	(28)	-	(59)
Net Loss	$(199)	$(44)	$(263)	$(83)

Reconciliation to Adjusted EBITDA:
Net loss	$(199)	$(44)	$(263)	$(83)
Minority interest	-	(28)	-	(59)
Interest income	(4)	(2)	(16)	(7)
Interest expense	101	9	110	36
Income tax (benefit)	(88)	(68)	(126)	(68)
Depreciation and amortization	6	-	14	-
Adjusted EBITDA	$(184)	$(133)	$(281)	$(181)

--36--

Three months ended September 30, 2006 vs 2005

All costs incurred during the periods represent pre-opening expenses. On January 12, 2006, CRI purchased the minority interest in the Edmonton, Canada project. As a result, there is no minority interest recorded for the third quarter of 2006.

Nine months ended September 30, 2006 vs 2005

All costs incurred during the periods represent pre-opening expenses. As a result of the purchase of the minority interest in the Edmonton, Canada project, no minority interest is recorded and CRA is now absorbing 100% of the pre-opening costs.

ALL OTHER OPERATING SEGMENTS

Cruise Ships

We experience fluctuations in the casino revenue generated on each cruise depending on the number and gaming quality of the passengers, and these fluctuations may be extreme. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line. As a result, revenues resulting from our cruise ship based operations may fluctuate significantly from period to period. Additionally, cruise ship earnings are also affected by an increase in concession fees in proportion to the revenue. For example, the concession fees paid on revenues generated on the Oceania line of vessels are greater than those paid to Silversea.

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

In accordance with a casino concession agreement, the Company’s service periods amongst the various Oceania vessels (the Nautica, the Insignia and the Regatta) will be extended for five year periods, commencing on the date that the Company installs newer slot machine equipment onto each ship and ending on the fifth anniversary date thereof.

Casino Millennium

We began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment.

--37--

Operating results for the Company’s remaining properties for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Casino	$1,213	$781	$3,113	$2,107
Hotel, food and beverage	6	-	13	-
Other (net of promotional allowances)	99	85	226	187
Net operating revenue	1,318	866	3,352	2,294

Costs and Expenses
Casino	953	550	2,464	1,525
Hotel, food and beverage	14	-	26	-
General and administrative	71	-	130	-
Depreciation and amortization	97	36	246	97
	1,135	586	2,866	1,622
Earnings from operations	183	280	486	672
Interest income	4	-	7	-
Interest (expense)	(9)	-	(23)	-
Other (expense), net	1	-	(26)	-
Earnings before income taxes	179	280	444	672
Income tax expense	5	8	14	20
Net Earnings	$174	$272	$430	$652

Reconciliation to Adjusted EBITDA:
Net earnings	$174	$272	$430	$652
Minority interest	-	-	-	-
Interest income	(4)	-	(7)	-
Interest expense	9	-	23	-
Income tax expense	5	8	14	20
Depreciation and amortization	97	36	246	97
Adjusted EBITDA	$281	$316	$706	$769

Three months ended September 30, 2006 vs 2005

Cruise ship revenue decreased 12.6% for the three months ended September 30, 2006 as compared to the same period in 2005. We operated casinos aboard six ships for the three month period ended September 30, 2006 compared to seven ships for the three month period ended September 30, 2005. CM accounts for $0.6 million of the revenue for the three months ended September 30, 2006.

CM accounted for $0.4 million of the total increase in casino expenses and for all of the increase in general and administrative expenses.

Income taxes are provided for at the effective tax rates of the jurisdiction in which the income is earned. The All Other Operating segment includes operations that are taxed in more than one jurisdiction. For the periods reported, the effective tax rate has remained relatively stable at 3%.

--38--

Nine months ended September 30, 2006 vs 2005
Cruise ship revenue increased 13.7% for the nine months ended September 30, 2006 as compared to the same period in 2005. For all of 2005 and the first six months of 2006, we operated casinos aboard seven ships. As of July 2006, we are operating casinos aboard six ships. CM accounted for $1.0 million of the increase in revenue for the nine months ended September 30, 2006

CM accounted for $0.7 million of the total increase in casino expenses and for all of the increase in general and administrative expenses.

Net earnings for the cruise ships decreased by $0.2 million for the nine months ended September 30, 2006 vs 2005.

Income taxes are provided for at the effective tax rates of the jurisdiction in which the income is earned. The All Other Operating segment includes operations that are taxed in more than one jurisdiction. For the periods reported, the effective tax rate has remained relatively stable at 3%.

--39--

CORPORATE
	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating Revenue
Other	$-	$22	$12	$56
Net operating revenue	-	22	12	56

Costs and Expenses
General and administrative	1,681	1,053	4,402	3,339
Property write-down and other write-offs, net of recoveries	(394)	-	(379)	(30)
Depreciation and amortization	23	20	50	44
	1,310	1,073	4,073	3,353
Loss from unconsolidated subsidiary	-	-	-	(109)
Loss from operations	(1,310)	(1,051)	(4,061)	(3,406)
Interest income	137	24	547	68
Interest (expense), net	476	102	1,384	265
Interest expense on non-Cripple Creek debt allocated to Corporate	(120)	(500)	(358)	(1,289)
Other income (expense), net	1	(1)	367	(1)
Non-operating items from unconsolidated subsidiary	-	-	-	(4)
Loss before income taxes and minority interest	(816)	(1,426)	(2,121)	(4,367)
Income tax benefit	(900)	(444)	(2,054)	(1,832)
Minority interest	56	26	147	88
Net Earnings (Loss)	$28	$(1,008)	$(214)	$(2,623)

Reconciliation to Adjusted EBITDA:
Net earnings (loss)	28	(1,008)	(214)	(2,623)
Minority interest	56	26	147	88
Interest income	(137)	(24)	(547)	(68)
Interest expense (including amounts allocated from Cripple Creek)	(356)	398	(1,026)	1,024
Income tax expense	(900)	(444)	(2,054)	(1,832)
Depreciation and amortization	23	20	50	44
Adjusted EBITDA	$(1,286)	$(1,032)	$(3,644)	$(3,367)

--40--

Three months ended September 30, 2006 vs 2005

Revenue in the Corporate segment includes fees paid by CM under a technical services agreement, prior to the acquisition of CM on April 13, 2006. All management fees among consolidated subsidiaries are eliminated in the presentation of results.

General and administrative expenses increased $0.6 million for the three months ended September 30, 2006, primarily the result of an increase of $0.1 million in non-recurring legal charges relating to the Silversea arbitration, corporate payroll increases of $0.4 million and an increase in travel of $0.1 million during the three months ended September 30, 2006.

In conjunction with the sale of our interest in a casino project located in Gauteng, South Africa, we recovered approximately $0.4 million of previously written off loans in the three months ended September 30, 2006. This amount is recorded as property write-down and other write-offs, net of recoveries.

The significant increase in interest income for this segment is directly related to the cash reserves we have accumulated resulting from an equity offering we completed in October 2005 and the cash flows generated by our operations.

The net negative interest expense in the Corporate segment results from the elimination of the interest on intercompany debt that has been used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the three months ended September 30, 2006, the tax on net U.S. losses in this segment exceeds the tax on net non U.S. earnings, which are taxed at significantly lower rates. The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore the tax provision will vary from period to period.

Nine months ended September 30, 2006 vs 2005

General and administrative expenses have increased $1.1 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As we have increased staff to support the Company’s growth initiatives, corporate payroll costs have increased $1.0 million in the nine months ended September 30, 2006. In addition, the Company incurred approximately $0.1 million in non-recurring legal charges relating to the Silversea arbitration during the nine months ended September 30, 2006.

In conjunction with the sale of our interest in a casino project located in Gauteng, South Africa, the Company recovered approximately $0.4 million of previously written off loans. This amount is recorded as property write-down and other write-offs, net of recoveries.

The net negative interest expense in the Corporate segment results from the elimination of the interest on intercompany debt that has been used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank is the primary source of debt that is funding the intercompany loans.

We recognized approximately $0.4 million in foreign currency gains on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the nine months ended September 30, 2006, the tax on net U.S. losses in this segment exceeds the tax on net non U.S. earnings, which are taxed at significantly lower rates. The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore the tax provision will vary from period to period.

--41--

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $32.0 million at September, 2006, and the Company had working capital (current assets minus current liabilities) of $18.8 million. In October 2005, under an existing shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depositary Certificates, through our underwriter, to retail and institutional investors in the Republic of Austria and in a private placement to institutional investors in Europe outside of the Republic of Austria. Net proceeds from this issuance were approximately $46.2 million. A total of $33.1 million of the proceeds has been used to repay outstanding debt, to fund the construction of our Edmonton project, to make a loan associated with our potential investment in Poland (see next paragraph) and for other operating needs. We plan to use the remaining proceeds from this issuance to make investments in additional gaming projects and for working capital and other general corporate purposes.

On June 13, 2006, we entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $3.7 million (€2.9 million). In connection with the purchase, we loaned G5 approximately $4.9 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. The closing of this transaction is subject to due diligence. The funds used for this purchase will be from the proceeds obtained from our Austrian Depositary Certificate offering.

Additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank, under which we had an original commitment of $26 million (currently $18.4 million net of quarterly reductions) and unused borrowing capacity of approximately $13.9 million as of September 30, 2006. The maturity date of the borrowing commitment is August 2007. The available balance was reduced by $0.7 million on October 1, 2006, and will be further reduced by $0.7 million at the beginning of each quarter until maturity in December 2007. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to the Company up to the amount of the Company’s capital contributions (currently $10.0 million).

On July 20, 2006, CNEW entered into a loan agreement with Nedbank. Pursuant to this loan agreement, Nedbank extended temporary financing and available credit to CNEW, in the form of a construction loan, for the total amount of ZAR 50.0 million, or $6.5 million. The net proceeds from this financing will be used by CNEW for the construction of a new casino and hotel in Newcastle, South Africa. Subsequent to the completion of construction, the construction loan will convert to a term loan agreement, payable in monthly installments of ZAR 1.1 million, or approximately $0.1 million. The financing bears interest at South Africa’s prime interest rate less 1.5% (which equates to 10.0% as of September 30, 2006) and is secured by the pledge of 100% of the total outstanding common stock of CNEW. As of September 30, 2006, the principal balance outstanding under this loan agreement was $2.0 million.

On November 21, 2005, CC Tollgate, LLC (“CTL”) entered into a $35 million loan agreement with Wells Fargo Bank and a syndicate of institutional lenders. As of September 30, 2006, the principal balance outstanding under the loan agreement was $34.5 million. Effective December 31, 2006, CTL will be required to be in compliance with certain financial covenants pertaining to this loan, the most significant being Total Leverage Ratio, Senior Leverage Ratio, Adjusted Fixed Charge Coverage and Minimum Annualized EBITDAM. It is probable that CTL will not be in compliance with these covenants. Prior to December 31, 2006, we plan to seek a waiver from the lenders related to these covenants or possibly seek an amendment to this agreement. There can be no assurance that the lenders will grant any waiver or agree to any amendment that might be necessary. If CTL failed to meet any of its debt covenants and the lenders did not grant a waiver or agree to amend the facility, the lenders would have the right to declare an event of default and seek remedies, including the acceleration of all outstanding amounts due under this agreement or a call for CCI to repay the loan pursuant to its guarantee. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay this obligation if required.

--42--

On September 23, 2005, through our subsidiary CRA, we agreed to terms with Canadian Western Bank (“CWB”) for a $17.1 million ($20 million Canadian) credit facility for the development of the Century Casino and Hotel in Edmonton, Alberta, Canada. The facility is initially structured as a construction loan maturing within the earlier of 18 months or upon receipt of a certified architectural completion certificate, certificate of occupancy and casino license. Upon maturity of the construction loan, CWB will issue a term loan to CRA, maturing within one to five years at the election of CRA. The loan facility is secured by the assets of CRA and guaranteed by the Company. As of September 30, 2006, the principal balance outstanding under the credit facility was $11.2 million.

For the nine months ended September 30, 2006, cash provided by operating activities was $5.5 million compared with $5.1 million provided by operating activities in the prior-year period. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $51.7 million for the first nine months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Balele (offset by casino cash acquired of $1.5 million); $0.7 million buyout of our minority partner in CM (offset by casino cash acquired of $0.4 million); a $4.8 million loan to G5; $0.2 million in property improvements and equipment additions at Womacks; $2.1 million in property improvements and additional gaming equipment at Caledon, South Africa; $3.9 million primarily towards the construction of a new permanent facility in Newcastle, South Africa; $0.3 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $22.9 million towards construction in Central City, Colorado; and $12.1 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. These outflows were offset by $5.4 million received from the sale of our interest in a project located in Gauteng, South Africa. Cash used in investing activities of $11.3 million for the first nine months of 2005 consisted of a $2.4 million contribution by us towards our investment in CRA, less $1.6 million in net cash acquired; $0.3 million in property and equipment additions at Womacks; $1.4 million in capital additions at Caledon, South Africa; $0.4 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment; $5.8 million towards construction in Central City, Colorado; and $2.7 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada, less $0.1 million in proceeds from the disposition of property.

Cash provided by financing activities of $40.9 million for the first nine months of 2006 consisted of borrowings of $25.6 million under the CTL construction loan, borrowings of $11.2 million under the CWB construction loan; borrowings of $2.1 million under the CNEW construction loan; net borrowings of $4.1 million under the Womacks revolving credit facility with Wells Fargo; and the recognition of a $0.4 million tax benefit related to the exercise of stock options by our Co Chief Executive Officers. These borrowings were offset by repayments of $1.7 million towards the Caledon term loan, $0.5 million in proceeds from the exercise of stock options and other net repayments of $0.3 million. Cash provided by financing activities of $16.0 million for the first nine months of 2005 consisted of net borrowings of $3.1 million under a credit facility with Colorado Business Bank, $4.5 million from a private lender and $9.4 million under the loan agreement with Nedbank. We also received $2.3 million in proceeds from the exercise of stock options and $0.6 million from the release of restricted cash associated with the ABSA loan for Caledon. These inflows of cash were offset by net repayments of $0.2 million under the revolving credit facility with Wells Fargo, $3.0 million under the Caledon loan agreement we entered into with ABSA, other net repayments of $0.2 million and deferred financing charges of $0.5 million.

Our Board of Directors has approved a discretionary program to repurchase up to $5 million of the Company’s outstanding common stock. We have not purchased any shares of common stock on the open market in 2005 or 2006. Since the inception of the program through September 30, 2006, we have repurchased 2,559,004 shares of our common stock at a total cost of approximately $3.8 million.

--43--

The primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Excluding the possibility of being unable to obtain a covenant waiver for our CTL debt, we believe that our cash at September 30, 2006, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion of existing properties.

--44--

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

Changes in Internal Control Over Financial Reporting - On April 1, 2006 the Company acquired the existing operations of Balele Leisure (Pty) Ltd., which owns and operates the Monte Vista Casino and Conference Center (now known as “Century Casino Newcastle”) in Newcastle, South Africa. Commencing April 1, 2006, the financial position, results of operations and cash flows of Century Casino Newcastle are included in the condensed consolidated financial statements of Century Casinos, Inc. The Company is in the process of implementing our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) for the acquired business and thus has not yet completed an assessment of their effectiveness. As of and for the period ending September 30, 2006, Century Casino Newcastle represents 8.0% of total assets, 4.8% of total liabilities, 10.3% of net operating revenue and 10.4% of net earnings in the condensed consolidated financial statements of Century Casinos, Inc.

With the exception of the ongoing implementation of internal controls at Century Casino Newcastle, there has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--45--

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

We are not a party to, nor are we aware of, any pending or threatened litigation which, in our management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 1A. - Risk Factors

The information presented below updates and should be read in conjunction with Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the other information set forth in the Form 10-K and this report, you should carefully consider the facts discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that the Company or its subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that the Company would be successful in obtaining alternative sources of funding to repay these obligations should this event occur.

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

4.4
Rights Agreement, dated as of April 29, 1999, between the Company and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos Form 8-A dated May 7, 1999.

4.5
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

--46--

4.6
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.181
Settlement Agreement entered into between Gold Reef Resorts Ltd., Akani Leisure Investments (Pty) Ltd., Akani Leisure (Silverstar Holdings) (Pty) Ltd., Silver Star Development Ltd., Century Resorts Ltd., Century Casinos West Rand (Pty) Ltd., Novomatic AG, Century Casinos Africa (Pty) Ltd., Century Casinos., Inc, and Century Casinos Management, Inc.

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
Date: November 8, 2006

--47--

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
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

4.4
Rights Agreement, dated as of April 29, 1999, between the Company and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos Form 8-A dated May 7, 1999.

4.5
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

4.6
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.181
Settlement Agreement entered into between Gold Reef Resorts Ltd., Akani Leisure Investments (Pty) Ltd., Akani Leisure (Silverstar Holdings) (Pty) Ltd., Silver Star Development Ltd., Century Resorts Ltd., Century Casinos West Rand (Pty) Ltd., Novomatic AG, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc, and Century Casinos Management, Inc.

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