Form 10-K
CENTURY CASINOS INC /CO/
filed 2007-03-16
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 0-22290

CENTURY CASINOS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	84-1271317
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1263 Lake Plaza Drive, Suite A, Colorado Springs, Colorado 80906
(Address of principal executive offices) (Zip Code)

(719) 527-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Per Share Par Value	NASDAQ Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of $10.71 for the Common Stock on the NASDAQ Capital Market on that date, was $221,990,901.

As of March 15, 2007, the registrant had 23,051,067 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential” “continue,” or similar terminology. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in this report are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” and are based on information available to us on the filing date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Readers should also consult the forward-looking statements and risk factors listed from time to time in our reports on Forms 10-Q, 8-K, 10-K and in our Annual Report to Stockholders.

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us” refer to Century Casinos, Inc., and each of its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 2 to the Consolidated Financial Statements included elsewhere in this report. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 1. Business.

General

Century Casinos, Inc. (“CCI”), founded in 1992, is an international casino entertainment company involved in developing and operating gaming establishments and related lodging and restaurant facilities. The Company currently owns and operates the Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado, the Century Casino & Hotel in Edmonton, Alberta, Canada, and the Century Casino Millennium in the Marriott Hotel in Prague, Czech Republic; operates the casinos aboard the Silver Wind, Silver Cloud, The World of ResidenSea, and the vessels of Oceania Cruises; owns a 65% interest in, and has a management contract for, Century Casino & Hotel in Central City, Colorado. Through its subsidiary Century Casinos Africa (Pty) Limited, it owns and operates The Caledon Hotel, Spa & Casino (“Caledon”) near Cape Town, South Africa, as well as 60% of, and provides technical casino services to, Century Casino Newcastle, in Newcastle, South Africa. Furthermore, the Company’s Austrian subsidiary, Century Casinos Europe GmbH, entered into an agreement to acquire a 33.3% ownership interest in Casinos Poland Ltd. The closing of this transaction occurred on March 12, 2007. We continue to pursue other international projects in various stages of development.

Our goals are to grow the Company and its profitability. Our strategy for obtaining these goals focuses on the development and operation of mid-size regional casinos (i.e. up to 1,500 gaming positions) that cater mostly to the local population. We believe that mid-size regional casinos offer attractive opportunities for the following reasons:

- Due to the focus on local customers from the surrounding region, mid-size casinos generate a high proportion of repeat business;
- Mid-size casinos are less affected by trends in international travel; and
- Mid-size casinos have smaller capital expenditure requirements than larger casinos.

Overview of Existing Operations

Our operations are conducted through seven business segments: Cripple Creek, Colorado; Central City, Colorado; Caledon, South Africa; Newcastle, South Africa; Edmonton, Canada; All Other Operating Segments (which includes the results of our shipboard operations and Century Casino Millennium); and Corporate operations. As of December 31, 2006, we own, operate or manage the following properties:

Womacks Casino and Hotel - Cripple Creek, Colorado

Since 1996 we have owned and operated Womacks in Cripple Creek, Colorado through our wholly owned subsidiary, WMCK Venture Corporation. Womacks has 559 slot machines (of which 384 are Ticket In/Ticket out (“TITO”) machines), six limited stakes gaming tables, 21 hotel rooms, and one restaurant. Womacks has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, also known as Highway 67.

Management believes that an integral component in attracting gaming patrons to Cripple Creek is the availability of adequate, nearby parking. We presently own or lease a total of 400 parking spaces. We believe we have sufficient close proximity parking, but covered parking garages maintained by two of our competitors provide them with an advantage during inclement weather.

Our future plans may include upgrading the gaming floor and existing hotel rooms, increasing the number of hotel rooms, expanding the gaming floor space to the rear of the property and adding a covered parking garage. Any future upgrades or expansion will be dependant on market development.

Century Casino & Hotel - Central City, Colorado

On July 11, 2006, we, together with our 35% minority partner, opened our new $48.7 million casino and hotel development, the Century Casino and Hotel, in Central City, Colorado. The facility has 560 TITO slot machines, eight table games (three of which are player-banked poker tables), 27 hotel rooms, retail, food and beverage amenities and a 500-space on-site covered parking garage. The casino is located in Central City at the end of the Central City Parkway, a new four lane highway connecting I-70, the main east/west interstate in Colorado, to Central City.

Our wholly-owned subsidiary, Century Casino Management, Inc., has entered into a casino services agreement to manage the property for a fixed fee.

The Caledon Hotel, Spa and Casino - Caledon, South Africa

We own and operate the Caledon Hotel, Spa and Casino through our subsidiary Century Casinos Caledon (Pty) Limited (“CCAL”). The Town of Caledon lies on the N-2 highway - the main thoroughfare between Cape Town and Durban - and is known for its wildflower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa and Casino site. The Caledon Hotel, Spa and Casino has 350 slot machines, 6 table games, 81 hotel rooms and 3 restaurants.

We are in the process of subdividing approximately 450 of the 600 acres of our land, with plans to develop an 18 hole signature golf estate on the property with approximately 450 residential homes. We also plan to link this property to an existing nine-hole municipal golf course by adding another nine holes surrounded by resort housing. We expect that the development of the golf estate will encourage additional visits to the existing casino operation.

Century Casino Newcastle - Newcastle, South Africa

On April 1, 2006, our subsidiary Century Casinos Africa (Pty) Ltd. (“CCA”) completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”), which owns a casino in Newcastle, South Africa, for approximately $9.3 million (ZAR 57.5 million). Following the purchase, we began the development of a new casino in Newcastle. In connection with CCA’s purchase of its equity interest in Balele, a sale of share agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would sell the facility that housed the original temporary casino for approximately $1.9 million (ZAR 12.0 million) within 60 days of closing. The Sellers informed CCA that they would not be able to sell the facility for ZAR 12.0 million. As a result, the purchase price for the 60% interest in Balele was reduced by this amount, resulting in an overall purchase price of $7.4 million (ZAR 45.5 million). CCA paid $6.7 million (ZAR 40.5 million) at closing with the remainder payable on the first anniversary of the opening of the casino. We consolidated the results of Balele, now known as Century Casino Newcastle (Pty) Ltd. (“CNEW”), in our financial statements as of April 1, 2006.

On December 2, 2006, we opened the new Century Casino and Hotel in Newcastle. The greater Newcastle area, with approximately 500,000 people, is situated halfway between Johannesburg and Durban in the northwestern portion of Kwazulu-Natal, which is South Africa’s most populated province with over ten million people. The facility has 250 slot machines, six table games, 40 hotel rooms and one restaurant. The casino has an exclusive right to operate in the greater Newcastle area. We believe that the location for the new casino is a strong improvement from the former location. The new location provides more room for future development and we believe the facility is far superior to the former building. We have installed a team of seasoned managers from the Caledon Spa, Hotel and Casino to oversee the transition of operations.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenues during the first 12 months of operation at the new casino exceeds $13.5 million (ZAR 95.0 million).

CCA has entered into a casino services agreement to manage the property. The terms of the management agreement provide for a payment to CCA based on a percentage of CNEW’s total revenues and a percentage of CNEW’s EBITDA (earnings before interest, tax, depreciation and amortization).

Century Casino & Hotel - Edmonton, Alberta, Canada

On February 24, 2005, through our wholly owned subsidiary, Century Resorts International, we acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”). CRA was established to develop and operate a casino and hotel development in Edmonton, Alberta, Canada. On January 12, 2006, we purchased the remaining 43.6% interest in CRA for approximately $6.3 million ($7.3 million Canadian). We paid approximately $5.0 million ($5.8 million Canadian) at closing with the remainder payable on November 17, 2007.

On November 17, 2006, CRA opened the casino portion of the $31.2 million (CAD 35.8 million) Century Casino and Hotel in Edmonton. The facility has 600 slot machines, 31 table games, a dinner theater, a lounge with live music and four food/beverage outlets. A 26-room hotel will open in March 2007.

Century Casino Millennium - Prague, Czech Republic

The Century Casino Millennium (“CM”), located in the 293-room Marriott Hotel in Prague, Czech Republic, opened in July 1999. In December 2002, we acquired a 10% interest in the casino, which we subsequently increased to 50% in January 2004. In April 2006, we purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10.0 million), the assumption of loans previously granted to CM by the former partner and the purchase price for the former partner’s 50% equity interest. The Century Casino Millennium has 30 slot machines and 11 table games.

Cruise Ships

Silversea Cruises - On May 27, 2000, we signed a casino concession agreement with Silversea Cruises, a luxury, six-star cruise line based in Fort Lauderdale, Florida to provide five years of casino operation on each Silversea ship. The agreement gave us the exclusive right to install and operate casinos aboard four Silversea vessels as well as any future Silversea vessel. We operate each shipboard casino for our own account and pay concession fees based on gross gaming revenue. We currently operate casinos aboard two Silversea ships, having discontinued operations aboard the other two ships. On March 8, 2006, we received notification from Silversea Cruises that the concession agreement with the Silver Wind would not be renewed as of May 16, 2007. We also received notification that the concession agreement with the Silver Cloud will not be renewed as of March 30, 2006; however, we believe that we did not receive timely written notification of Silversea’s intention to discontinue this agreement on the Silver Cloud, as required by the original concession agreement. An arbitration proceeding is pending to resolve the issue. We intend to continue operation of the casino aboard the Silver Cloud until the arbitration proceeding is completed. Currently, we have a combined total of 30 slot machines and 6 tables aboard the Silver Wind and Silver Cloud.

The World of ResidenSea - On August 30, 2000, we signed a five year casino concession agreement with ResidenSea Ltd., the operator of The World of ResidenSea, the world’s first luxury residential resort community at sea continuously circumnavigating the globe. We have equipped the casino with 20 slot machines and three gaming tables and operate the casino aboard the vessel, which had its maiden voyage in March 2002. We operate the casino for our own account and pay concession fees based on gross gaming revenue. In addition, we have a right of first refusal to install casinos aboard any new ships built or acquired by ResidenSea during the term of the agreement. In January 2007, the casino concession agreement was extended for an unlimited period of time, subject to termination under certain conditions.

Oceania Cruises - On March 28, 2003, we signed a five year casino concession agreement with Oceania Cruises, Inc., a Miami-based operator in the upper premium segment of the cruise industry. In October 2005, we extended the agreement until 2012. Under the agreement with Oceania, we have the exclusive right to install and operate casinos aboard two 684-passenger cruise vessels, the Insignia and the Regatta, as well as the exclusive right to become Oceania’s exclusive casino concessionaire for any new ships that Oceania might bring into service. We opened a casino aboard the Insignia in April 2003 and aboard the Regatta in June 2003. In April 2004, we opened a casino aboard an additional Oceania vessel, the Nautica. We have a total of 108 slots machines and 15 tables on the Oceania cruise ships.

Additional Company Projects and Other Developments

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

Casinos Poland - On June 13, 2006, we entered into an agreement, as subsequently amended, to acquire all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $2.8 million (€2.2 million). G5 owns 33.3% of Casinos Poland Ltd. Casinos Poland owns seven casinos and one slot arcade in Poland and generated unaudited net revenues of approximately $53.7 million in 2006. In connection with the purchase, we loaned G5 approximately $6.2 million (PLN 18.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. The transaction closed on March 12, 2007.

Gauteng, South Africa - On September 28, 2006, we sold our interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million).

Marketing and Competition

Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers around attracting new customers and rewarding repeat customers through our player’s club programs. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits over regular club membership, such as invitations to exclusive VIP events. Currently, our player’s club cards allow us to update our database and track member gaming preferences, maximum, minimum, and total amount wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our player’s club.

Colorado - Along with Black Hawk, Cripple Creek and Central City are the only three Colorado cities, exclusive of an Indian gaming operation in Southwestern Colorado, where casino gaming is legal. As of December 31, 2006, there were 19 casinos operating in Cripple Creek and 6 casinos operating in Central City. Cripple Creek and Central City represented a combined 41% of the gaming devices and generated a combined 29% of gaming revenues from these three cities in 2006. Cripple Creek, located approximately 45 miles southwest of Colorado Springs and Central City, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist stops.

Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a maximum of five dollars.

In Cripple Creek, covered parking garages provided by two of our competitors impact our casino, particularly during inclement weather, providing both with a significant number of close proximity parking spaces. Both competitors also have a larger number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. In late 2007, a larger casino is expected to be opening in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 10 table games and will provide further competition to our casino.

As competition in Cripple Creek is intense, we allocate approximately 25% of Womacks gaming revenues to marketing measures. In addition to our players club, we also market Womacks through a variety of media outlets including radio, print and billboard advertising which target Colorado Springs and Pueblo, the key markets for Cripple Creek. As one of the larger casinos in Cripple Creek, we are able to provide more choice to the customers in the type of slot machines and promotional offers to our customers.

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

The Century Casino and Hotel in Central City, the newest property in the Central City/Black Hawk gaming region, has a prime location at the end of the Central City Parkway and has a 500-space covered parking garage offering free public parking. Due to our advantageous location, we believe that we will continue to be a strong competitor in the Central City market. Our casino competes with 18 casinos currently operating in Black Hawk and 5 casinos in Central City. The cities of Black Hawk and Central City are adjoining small mountain tourist towns. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with significant amounts of marketing resources.

Our marketing objective is to create public awareness by positioning the casino and hotel as the premier provider of personal service, convenient parking, the latest gaming products, superior food quality, and an intimate hotel with attractive, boutique style rooms.

South Africa - The Caledon Hotel, Spa and Casino is one of five casinos currently operating in the Western Cape Province, which has a population of approximately four million. The Western Cape Gambling and Racing Act, as amended, only permits five casinos in the Western Cape. Although the competition is limited by the number of casino licenses and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa and Casino faces its most intense competition from two larger casinos located in Cape Town and Worcester.

In addition to the casinos, a total of 2,000 Limited Payout Machines (“LPMs”) are being introduced into the Western Cape province. An approved operator, which can have a maximum of five LPMs, will be permitted to operate the devices without the overhead of a typical casino. They will, however, be subject to central monitoring. No more than 200 of these devices are expected for the Overberg region, the market in which Caledon operates.

Our marketing strategy at the Caledon, in addition to a player’s club, focuses on an array of amenities provided at the resort to our guests as a complement to the gaming experience. These currently include an 81-room hotel, a variety of dining experiences, the historic mineral hot spring and spa, as well as the outdoor experience (a team building facility). We are also in the process of subdividing approximately 450 out of 600 acres of our land, with plans to develop an 18 hole signature golf estate on the property with approximately 450 residential homes. We also plan to link this property to an existing nine-hole municipal golf course by adding another nine holes surrounded by resort housing.

The Century Casino & Hotel in Newcastle, South Africa is situated halfway between Johannesburg and Durban in the northwestern province of Kwazulu Natal, which is South Africa’s most populated province with over ten million people. The casino is one of only five casinos in the entire province and enjoys a regional exclusivity of approximately 130 miles. As a result, the casino is primarily sustained by locals from surrounding towns. Our marketing strategy focuses on catering to the local citizenship by offering various retail and other amenities not available in other local venues.

Edmonton, Canada - The Century Casino and Hotel in Edmonton, Canada has six competitors (five casinos and one combined racetrack/casino) in the Edmonton market. Our casino is the only casino in Edmonton that will have both a hotel and dinner theater. The dinner theater opened in December 2006 and the hotel is scheduled to open in March 2007. Aside from another casino that is part of a shopping mall, our casino is the only casino with a heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and a provider of sophisticated, interactive and intimate gaming experience. We will also provide package offers combining the casino with the hotel and/or the dinner theater. The casino is located in a densely populated area with the closest competing casino approximately 20 minutes away.

Century Casino Millennium and Cruise Ships. Century Casino Millennium faces intense competition from a large number of casinos of similar size. For the cruise ships, which we operate under concessionaire agreements, market data is not available. We rely on each cruise ship’s marketing efforts to attract customers to our casino.

Seasonality

Colorado - Our casinos in Colorado attract the most customers during the tourist season (i.e., from May through September). We expect our customer base from October through April to remain fairly constant although weather conditions during this period could have a significant impact on business levels in Colorado.

South Africa - Our casino in Caledon attracts the most customers during the holiday season. Caledon has a comparatively mild climate. Management believes the same trend will apply to the Century Casino & Hotel in Newcastle.

Edmonton - We expect that our business in Edmonton, Alberta, Canada will be best during the tourist season (May through September) and December. Management believes the rest of the year should remain rather constant due to the hotel and the dinner theater which are part of our complex.

Century Casino Millennium and Cruise Ships - Our businesses in Prague, Czech Republic and aboard the cruise ships generally are not impacted by the time of year. Our revenues for these operations fluctuate significantly with the quality of the players. Unlike our other land based operations, Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line, thus potentially impacting the timing of our revenues.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local and, for our foreign operations, provincial regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions would materially adversely affect our gaming operation in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations in any jurisdiction could have a material adverse effect on our financial position, results of operations and cash flows.

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers or shareholders to the extent of their individual participation in, or association with, a violation of any of the state and local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions within the United States in which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations as described below.

Colorado, United States

The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. Licenses must be obtained from the Colorado Limited Gaming Control Commission (the “Gaming Commission”) prior to offering limited gaming to the public in the state of Colorado. In addition, the State of Colorado created the Division of Gaming (the “DOG”) within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the DOG (“DOG Director”), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, DOG and DOG Director are collectively referred to as the “Colorado Gaming Authorities.”

The laws, regulations, and internal control minimum procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected, and that gaming is free from criminal and corruptive elements. The Colorado Gaming Authorities’ stated policy is that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment.

The Gaming Commission is empowered to issue five types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado, which must be renewed each year. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of Womacks or the Century Casino and Hotel in Central City, or the failure or inability of others associated with these casinos, including us and our minority partner in Central City, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

Our Colorado casinos must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Our Colorado casinos also must not exceed specified gaming square footage limits as a total of each floor and the full building. Each Colorado casino may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. No Colorado casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax is a graduated rate of 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $15 million.

Colorado law requires that every officer, director or stockholder holding a 5% or greater interest or controlling interest of a publicly traded corporation, or owner of an applicant or licensee, shall be a person of good moral character and submit to and pay the cost of a full background investigation conducted by the Gaming Commission. Persons found unsuitable by the Gaming Commission may be required to immediately terminate any interest in, association or agreement with, or relationship to, a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s retail license or applicant’s license application. However, licenses may be conditioned upon termination of any relationship with unsuitable persons.

The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado. A licensee or affiliated company or any controlling person of a licensee or affiliated company, which commences a public offering of voting securities, must notify the Gaming Commission with regard to a public offering to be registered with the Securities and Exchange Commission (“SEC”), no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act (the “Act”) and the regulations promulgated thereunder. The issuance of any voting securities in violation of the Act will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Gaming Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

South Africa

The gambling industry is governed by the National Gambling Act of 2004 (the “2004 Act”) and legislation enacted by each of the nine South African provinces. The Provincial License Authorities exercise a range of statutory functions to control the conduct of gambling and racing, where applicable, in their respective provinces. The National Gambling Board has an oversight function and a range of other responsibilities aimed at meeting the objectives of the 2004 Act.

Our gaming operations in South Africa are subject to regulation by the Western Cape Gambling and Racing Board (for the Caledon) and by the KwaZulu-Natal Gambling Board (for the Century Casino & Hotel in Newcastle). Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations.

Edmonton, Alberta, Canada

Gaming in Alberta is governed by the provincial government. The Alberta Gaming and Liquor Commission (“AGLC”) administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada. Generally, the criminal code prohibits all gaming in Canada except forms of gaming that it specifically allows. If the AGLC increased the number of licenses available, applicants for a gaming license must submit an application and run through an eight-step approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. The AGLC will monitor the casino operator and his compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC provides the casino with slot machines and slot technicians. Casino licensees, such as Century Resorts Alberta, Inc. (“CRA”), are paid a 15% commission based on slot machine net sales. Net sales are calculated as cash played less cash won less the cost to lease the equipment, if applicable. The remaining 85% of net sales are retained by the AGLC. For all table games excluding Poker and Craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For Poker and Craps, 75% of our net win is allocated to the charity.

Prague, Czech Republic

Century Casino Millennium’s gaming operations are subject to regulation by the Czech Republic under national legislation. Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations.

Cruise Ships

The casinos onboard the cruise ships only operate on international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

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

Rules and regulations regarding the service of alcoholic beverages are strict. The loss or suspension of a liquor license could significantly impair our operations. Local building, parking and fire codes and similar regulations could also impact the Company's operations and proposed development of its properties.

A minimum of 80% of the labor force in Caledon must be comprised of designated persons. A designated person is any person of color plus white females. Currently, 87% of the labor force in Caledon is comprised of designated persons. The license holder must undertake to allocate 10% of net profit of the casino, as defined in the casino license agreement, to Black Empowerment Partners.

In addition, 0.9% of Caledon’s gross gaming revenues less gaming taxes and VAT must be allocated, by agreement, to the Overberg Community Trust. Caledon is obligated to allocate a portion of its procurements costs to Black Empowerment Companies. As of December 31, 2006, Caledon allocated approximately 45% of its procurement costs to Black Empowerment companies.

A minimum of 70% of the labor force in Newcastle must be comprised of residents from within the Kwazulu-Natal province. A minimum of 90% of the labor force must be residents of South Africa. Management believes that we are in compliance with these regulations as of December 31, 2006.

Employees

As of December 31, 2006, Century had approximately 1,000 full-time employees. During busier months, each casino property may supplement its permanent staff with seasonal employees. No Company employees are represented by a labor union.

Available Information

For more information about Century Casinos, Inc. please visit us on the Internet at http://www.cnty.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings are made available free of charge through the Investor Relations-Corporate section of our website at http://www.cnty.com as soon as reasonably practicable after such filing has been made with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov. None of the information posted to the Company’s website is incorporated by reference into this report.

Financial Information By Segment

See Part II, Item 8, “Financial Statements and Supplementary Data” - Note 13 for additional financial information on segments and geographical areas.

Item 1A. Risk Factors.

Factors That May Affect Future Results

We face significant competition, and if we are not able to compete successfully our results of operations will be harmed.

We face intense competition from other casinos in jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our membership clubs and other marketing efforts. For example, in South Africa we emphasize Caledon’s destination resort appeal, players’ club programs, and superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. In addition, a majority of the markets in which we operate in are generally not destination resort areas. The number of casinos in these markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout much of the world. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us. For example, in late 2007, a large casino is expected to open in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 10 table games, further diluting the Cripple Creek market. The opening of this casino could have a material adverse impact on our casino operation in Cripple Creek.

We face extensive regulation and taxation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

Licensing requirements. As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may for any reason set forth in applicable legislation, rules and regulations limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We may not be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

Gaming authorities in the U.S. generally can require that any beneficial owner of our common stock and other securities, including our Austrian Depositary Certificates (“ADCs”) or common stock underlying the ADCs, file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock (including shares of common stock underlying our ADCs) from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Potential changes in regulatory environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. For instance, in November 2003, a Colorado ballot issue was proposed that would have permitted the installation of at least 500 video lottery terminals or “VLTs” at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. If this ballot issue had passed, our casino operations in Cripple Creek might have suffered from reduced player visits and declining revenue. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado or other markets in which we operate. In addition, the Colorado legislature is currently considering legislation that would ban smoking in casinos. This could result in fewer customers who smoke visiting our properties in Colorado, which could adversely affect our results of operations.

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

We are required to obtain a gaming license for any additional facility we attempt to open (excluding casinos operating on cruise ships in international waters). We are currently licensed to operate gaming facilities in Colorado, the Western Cape and KwaZulu-Natal provinces of South Africa, Alberta, Canada and the Czech Republic. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to satisfy ourselves that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs, which could be significant. For instance, in 2005, we expended substantial funds to develop a riverboat gaming operation in Franklin County, Iowa. The Iowa Racing and Gaming Commission voted to allow four additional licenses, none of which were for projects in Franklin County. As a result, we terminated the project and had to write-off costs of approximately $0.2 million.

Even if we receive licenses to open and operate proposed new facilities, commencing operations at our proposed new casino projects will require substantial development capital. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any of our currently proposed properties not being successful. If we are not able to successfully commence operations at these properties, our results of operations will be harmed.

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

We derive our revenue from operations located on three continents and on cruise ships operating around the world. Our management is located in the United States, South Africa and Europe. As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes. Moreover, economic or political instability in one or more of our markets could adversely affect our operations in those markets.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks, such as those that occurred on September 11, 2001, and related to the war with Iraq, which may affect our customers' willingness to travel. Our business is fueled by discrectionary income. Recessions or downturns in the general economies in which we operate could result in fewer customers visiting our properties, which would adversely affect our results of operations.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2006, the net operating revenue attributable to our Cripple Creek operations fluctuated from a high of $4.7 million in the third quarter to a low of $3.7 million in the fourth quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may vary considerably from period to period, which could cause the price of our common stock or ADCs to be volatile.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. For instance, in August 2002, Prague experienced a devastating flood throughout the city. Public access to the city in the vicinity of Century Casino Millennium was severely limited for months following the disaster and negatively affected casino operations. High winds and blizzards limit access to our properties in North America from time to time, and hurricanes or severe storms may impact the operations of our cruise ship casino facilities. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in South Africa and Canada represent a significant portion of our business, and the revenue generated and expenses incurred by these facilities are generally denominated in South African Rands and Canadian Dollars, respectively. A decrease in the value of either of these currencies in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our foreign operations when translated into U.S. dollars, which would adversely affect our consolidated results and could cause the price of our common stock and ADCs to decrease. In addition, we expect to expand our operations into other countries and, accordingly, we will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. Furthermore, we have a significant amount of cash denominated in Euros. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

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

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that the Company or its subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that the Company would be successful in obtaining alternative sources of funding to repay these obligations should this event occur.

Our casino concessionaire agreements may be terminated at any time.

In addition to our land-based casinos, we currently operate casinos on six cruise ships. We operate the casinos on the cruise ships pursuant to casino concessionaire agreements with three different cruise ship charter companies. The contracts with the cruise ship operators provide for cancellation with a limited notice period in the event of our default under the respective agreements. Accordingly, we could lose the revenue stream associated with these contracts on short notice, which may adversely affect our operating results.

We may be required in the future to record impairment losses related to the goodwill we currently carry on our balance sheet.

We had $12.3 million of goodwill as of December 31, 2006 and $8.7 million of goodwill as of December 31, 2005. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of the goodwill we report on our balance sheet. If we were to determine that the value of the goodwill carried on our balance sheet is impaired, we may be required to record an impairment charge to write down the value of our goodwill, which would adversely affect our results during the period in which we recorded the impairment charge.

Service of process and enforceability of certain foreign judgments is limited.

We are incorporated in the U.S. and a substantial portion of our assets are located in North America and South Africa. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to effect service of process within Austria upon the Company or such persons or to enforce judgments obtained against them in such courts based on civil liability provisions of the European securities laws.

Outside investors own preference shares in our Caledon, South Africa operation, which may reduce our return on investment from that property.

Century Resorts Limited (“CRL”) owns 100% of the common equity of CCAL, our South African subsidiary that owns and operates the Caledon Hotel, Spa and Casino. Two unrelated third parties own preference shares that entitle them to a priority on distributions in certain circumstances. The preference shares are not cumulative, nor are they redeemable. The preference shares entitle the holders of such shares to total dividends of 20% of the after-tax profits of each financial year directly attributable to the Caledon casino business in that year, subject to, as determined by the directors of CCAL in their sole and absolute discretion, any working capital, capital expenditure requirements, loan obligations and liabilities attributable to the casino business. These dividend rights would reduce the return that we would otherwise receive from our investment in this property. Furthermore, should the casino business be sold or otherwise dissolved, the preferred shareholders would be entitled to 20% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business.

In January 2006, CCAL authorized a new class of preferred shares with a lower dividend rate and liquidation preference than the existing class of preferred shares, and CCAL is offering the new class of preferred shares for the shares currently outstanding. As of December 31, 2006, one preference shareholder exchanged their original preference shares for the new class of preference shares. The remaining preference shareholder has not elected to exchange their shares, thus retaining the original preferred shares with a 10% dividend rate and liquidation preference.

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

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock, or the ADCs, in the foreseeable future. Our various credit agreements prohibit us from paying cash dividends on our shares of common stock if payment of such dividends would cause us to violate financial covenants stated in the credit agreements.

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which is characterized by small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market varied from a low of $8.31 to a high of $12.11 during 2006. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

Future sales of shares of our common stock may depress the price of our common stock and dilute the holdings of current investors.

If we issue and sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected, and it may be difficult for you to sell your shares at a time and price which you deem appropriate. In the event that we issue additional shares of common stock in the future, including shares that may be issued upon exercise of options and other rights granted under our employee benefit plans, holders of our common stock may experience future dilution.

Because we are a foreign corporation to the Vienna Stock Exchange, the Austrian and other European takeover regimes do not apply to our company.

Austrian takeover law does not apply to foreign corporations listed on the Vienna Stock Exchange. If an investor proposes to take over our Company, Delaware law (including laws relating to the enforceability of our stockholder rights plan) would apply, and neither our stockholders nor our ADC holders could rely on the Austrian or any other European takeover regime to apply to such a takeover. As a result, if you are a holder of our ADCs you may be forced to sell the ADCs at a price that is less than you paid or that is less than you otherwise would accept.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.
Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Womacks	23,000	3.5	559	6	21	1
Century Casino - Central City	28,000	1.1	560	8	27	2
Caledon	13,660	600(2)	350	6	81	3
Century Casino - Newcastle	17,500	61	250	6	40	1
Century Casino - Edmonton	35,000	7.0	600	31	26(4)	3
Century Casino Millennium	6,200	-	30	11	-	-
Cruise Ships (total of six) (3)	5,980	-	158	24	-	-
(1)	Approximate.
(2)	Of the 600 available acres, 500 currently remain undeveloped.
(3)	Operated under concession agreements.
(4)	The hotel is scheduled to open in March 2007.

Our casino properties in Colorado, South Africa and Edmonton secure our obligations under various loan agreements. See “Item 8 - Financial Statements and Supplementary Data” - Note 6 of the Notes to Consolidated Financial Statements for further information.

Additional Property Information

Womacks - In addition to the property described above, we also lease 10 city lots from the City of Cripple Creek, Colorado for parking. Under the terms of the lease, which expires in May 2010, we may purchase the property for $3.3 million, less cumulative lease payments, at any time during the remainder of the lease term.

Century Casino Millennium - We lease this property under a 20-year lease agreement that expires in December 2019. The casino is located in the 293-room Marriott Hotel in Prague, Czech Republic.

Corporate Offices - We currently lease office spaces for corporate and administrative purposes in Colorado Springs, Colorado; Vienna, Austria; and Cape Town, South Africa.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Capital Market on November 10, 1993.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2001 through December 31, 2006, and compares it to the cumulative total return on the NASDAQ Capital Market and the Dow Jones Gambling Index. The comparison assumes a $100 investment on December 31, 2001, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

The following table sets forth the low and high sale price per share quotations of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

Quarter Ended	Low	High

March 31, 2005	$ 7.08	$ 9.62
June 30, 2005	$ 6.25	$10.91
September 30, 2005	$ 6.02	$ 7.82
December 31, 2005	$ 6.80	$ 8.96

March 31, 2006	$ 8.31	$10.86
June 30, 2006	$ 9.55	$12.11
September 30, 2006	$ 9.05	$11.73
December 31, 2006	$ 9.10	$11.89

At December 31, 2006, we had approximately 61 holders of record of our common stock. We estimate that the number of beneficial owners is approximately 2,680.

In October 2005, we issued 7.1 million new shares of our common stock, in the form of ADCs, to investors in the Republic of Austria and in a private placement to institutional investors in other countries in Europe. Each ADC, which is traded on the Vienna Stock Exchange (“VSE”), is equivalent to one share of our common stock.

No dividends have been declared or paid by the Company, and we do not presently intend to pay dividends. At the present time, we intend to use any earnings that may be generated to finance the growth of the Company’s business. Our credit facilities currently limit the payment of dividends.

Our Board of Directors has approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock on the open market in 2005 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2006. The repurchase program has no set expiration or termination date.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the Year Ended December 31,
Amounts in thousands, except for per share information	2006(5)	2005(4)	2004(3)	2003(2)	2002(1)

Results of Operations:
Net Operating Revenue	$56,285	$37,445	$35,765	$31,430	$29,337
Net Earnings	$7,629	$4,481	$4,738	$3,246	$3,079
Net Earnings per Share:
Basic	$0.33	$0.28	$0.35	$0.24	$0.23
Diluted	$0.32	$0.25	$0.30	$0.22	$0.20
Balance Sheet:
Cash and Cash Equivalents	$34,969	$37,167	$8,411	$4,729	$4,582
Total Assets	$197,860	$123,348	$71,204	$54,817	$51,143
Long-Term Debt	$56,036	$17,934	$17,970	$14,913	$16,531
Total Liabilities	$97,433	$32,017	$30,825	$21,769	$24,040
Total Shareholders’ Equity	$100,427	$91,331	$40,379	$33,048	$27,103
Cash Dividends Per Common Share	$--	$--	$--	$--	$--

(1)   In 2002, we wrote down the value of non-operating casino property and land held for sale in Nevada by approximately $0.5 million, we recorded a $0.4 million write-off for advances made and pre-construction costs incurred in conjunction with a project in South Africa and recorded a $0.3 million write-off for unpaid casino technical service fees from Century Casino Millennium.

(2)	In 2003, we, through CCA, acquired the remaining 35% interest in CCAL.

(3)
In 2004, we recorded a foreign currency gain of $0.4 million recognized on the disposition of a subsidiary. The increase in total assets is primarily the result of the contribution of $9.2 million in land and buildings to the Central City project by the minority partner, approximately $3.0 million in capital improvements at Womacks, including new slot machines and new slot accounting software and increases in foreign denominated assets resulting from fluctuations in currency exchange rates. Approximately $3.5 million was borrowed in 2004 to finance our cash contribution to the Central City project. A $4.2 million liability was created for the minority interest’s share of the project.

(4)	In 2005, we raised $46.2 million in net proceeds by way of the offering of ADCs. As of December 31, 2005, cash and cash equivalents includes $26.2 million from the ADC offering.

(5)
In 2006, we opened three new casinos. Additional net operating revenues contributed by these new facilities was approximately $17.1 million. The facilities contributed additional total assets of $79.6 million in 2006. Long-term financing for the construction of three new casino properties contributed additional long term debt of $49.1 million in 2006. Also in 2006, we wrote off the remaining $0.4 million of the non-operating casino property and land held for sale in Nevada. Finally, in 2006 we sold an option towards a casino development project in Johannesburg for approximately $5.7 million. As a result of the transaction, we recorded other income of approximately $5.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of Section 21E of the Exchange Act, and as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report.

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

	For the year ended December 31,
Amounts in thousands	2006	2005	2004
Adjusted EBITDA
Cripple Creek, Colorado	$6,104	$6,359	$6,700
Central City, Colorado	(256)	(103)	(8)
Caledon, South Africa	7,539	6,692	5,156
Newcastle, South Africa	1,884	-	-
Edmonton, Canada	(1,145)	(166)	-
All other operating segments	598	1,009	933
Corporate	(1,165)	(4,588)	(2,784)
Total Adjusted EBITDA	$13,559	$9,203	$9,997

Consolidated Results of Operations

Overview

Since our inception, we have been primarily engaged in developing and operating gaming establishments and related lodging and restaurant facilities. We derive revenue from the net proceeds of our gaming machines and tables, and from hotel and restaurant facilities.

We are managed in seven segments: (i) Cripple Creek, Colorado, representing the operations of Womacks Casino and Hotel; (ii) Central City, Colorado, representing the operations of the Century Casino & Hotel; (iii) Caledon, South Africa, representing the operations of the Caledon Hotel, Spa and Casino, and its related food service operation; (iv) Newcastle, South Africa, representing the operations of Century Casino Newcastle and its related food service operation; (v) Edmonton, Canada, representing the operations of the Century Casino & Hotel in Edmonton, Alberta, Canada; (vi) All other operating segments, which includes cruise ship casino operations for several vessels and, subsequent to April 13, 2006, the operations of Century Casino Millennium; and (vii) Corporate operations.

Results of Operations

The following table sets forth and summarizes our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004:

Amounts in thousands, except per share information	For the Year Ended December 31,
	2006	2005	2004

Net Operating Revenue	$56,285	$37,445	$35,765
Operating Costs and Expenses:
Casino	23,123	14,293	13,760
Hotel, food and beverage	4,926	2,776	3,134
General and administrative	19,345	11,134	9,140
Impairments and other write-offs, net of recoveries	894	(61)	(215)
Depreciation	4,747	3,349	2,993
Total operating costs and expenses	53,035	31,491	28,812
(Loss) earnings from unconsolidated subsidiary	-	(109)	55
Earnings from Operations	3,250	5,845	7,008
Non-operating income (expense), net	3,190	(1,805)	(1,423)
Earnings before Income Taxes, Minority Interest and Preferred Dividends	6,440	4,040	5,585
Provision for income taxes	134	347	749
Earnings before Minority Interest and Preferred Dividends	6,306	3,693	4,836
Minority interest in subsidiary losses (earnings)	1,461	788	(98)
Preferred dividends issued by subsidiary	(138)	-	-
Net Earnings	$7,629	$4,481	$4,738

Earnings Per Share
Basic	$0.33	$0.28	$0.35
Diluted	$0.32	$0.25	$0.30

Year ended December 31, 2006 vs December 31, 2005

Our consolidated operating results for the year ended December 31, 2006 were significantly impacted by the openings of new casinos in Central City, Colorado and Edmonton, Alberta, Canada. In addition, on April 1, 2006, we acquired a casino company in Newcastle, South Africa, where we subsequently began the development of a new casino . Pre-opening losses related to the development of these casinos were $2.2 million for the year ended December 31, 2006.

We reported net operating revenue of $56.3 million for the year ended December 31, 2006 compared to $37.4 million for the year ended December 31, 2005. The key driver of the increased revenues was an increase in casino revenues of $18.1 million, or 49.7%, primarily the result of improved operations at our casino in Caledon, South Africa and the openings of the new casinos. Hotel, food and beverage revenue increased $1.5 million, or 34.1%, to $6.1 million during 2006 as compared to 2005, mainly due to the additional casinos.

Promotional allowances, which are made up of complimentaries, cash points and coupons, are rewards we give our loyal customers to encourage them to continue to patronize our properties. Such awards reduced gross revenues by approximately 9% in 2006 and 10% in 2005.

As a result of the additional casinos, casino operating expenses increased $8.8 million, or 61.8%, from 2005 to 2006; hotel, food and beverage expenses increased $2.2 million, or 77.4%; and general and administrative expenses increased 73.7%.

During 2006, we recorded an impairment of goodwill of approximately $0.2 million related to our property in Prague, Czech Republic. In addition, we wrote off fixed assets of approximately $1.1 million that were deemed to be obsolete or not to have strategic value to the Company. These write-offs were offset by a collection of previously written off loans of approximately $0.4 million.

The Company reported net non-operating income of $3.2 million in 2006 compared to net non-operating expenses of $1.8 million in 2005. In September 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million), less commissions of $0.1 million (ZAR 1.3 million). The Company recorded other income of $5.2 million (ZAR 39.0 million) as a result of the transaction. Increases in interest income from 2005 to 2006 relating to interest earned on our cash deposits were offset by increases in interest expense on our average debt balance from 2005 to 2006.

Income tax expense was $0.1 million for 2006 compared to $0.3 million in 2005. The decrease is primarily related to domestic operating losses being taxed at higher statutory rates than our foreign income.

Year ended December 31, 2005 vs December 31, 2004

Casino revenue in 2005 increased $1.8 million, or 5.1%, to $36.4 million as compared to 2004. These increases are primarily the result of gains made in the South African market. Hotel, food and beverage revenue increased $0.2 million, or 4.6%, to $4.5 million during 2005 as compared to 2004. The increases in hotel, food and beverage revenue from 2004 to 2005 are primarily attributable to the opening of our new casinos, renovations of our restaurant facilities in Cripple Creek, Colorado and increased theme dinners and banquets at our Caledon, South Africa property.

Other revenue decreased by $0.3 million to $0.8 million in 2005 as compared to 2004. The higher revenue in 2004 is primarily due to a foreign currency gain of $0.4 million recognized on the disposition of a non-operating subsidiary.

Promotional allowances reduced gross revenues by approximately 10% in 2005 as compared to 11% in 2004.

Casino operating expenses in 2005 increased $0.5 million, or 3.9%, as compared to 2004 primarily due to revenue growth and currency exchange rate fluctuations in the South African segment.

Hotel, food and beverage expenses were $2.8 million in 2005 and $3.1 million in 2004. The decrease of $0.3 million from 2004 to 2005 resulted from a decrease in hotel occupancy in the South African segment.

General and administrative expenses were $11.1 million in 2005 and $9.1 million in 2004. The $2.0 million increase in general and administrative expenses in 2005 was due primarily to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and staff additions to aid in its implementation, coupled with expenditures associated with the development of the Central City and Edmonton projects.

Depreciation expense was $3.3 million in 2005 and $3.0 million in 2004. Changes in depreciation expenses during this time relate to expansion and on-going property improvement projects.

Our earnings from operations for the year ended December 31, 2005 were $5.8 million compared to $7.0 million in 2004. The overall decrease is primarily a result of a decrease in earnings in Cripple Creek, Colorado, the increase in expenditures at the Corporate segment associated with the Sarbanes-Oxley Section 404 implementation, and the addition of expenditures associated with the Central City, Colorado and Edmonton, Canada development projects.

Net non-operating expense increased $0.4 million, or 26.8%, in 2005, primarily due to increased interest charges resulting from our credit facilities with Wells Fargo, Canadian Western Bank and the outstanding term loan in Caledon. In addition, while we were constructing our new casinos in Central City, Colorado and Edmonton, Canada, interest was being capitalized to the costs of our projects. Please see Note 6, “Long-term Debt” of the Notes to Consolidated Financial Statements for further information.

The decrease in the tax expense in 2005 as compared to 2004 is the result of a reduction in pre-tax earnings and the tax benefit recognized on the exercise of non-statutory stock options in 2005.

A discussion by business segment follows below.

Cripple Creek, Colorado

The operating results of the Cripple Creek, Colorado segment, primarily the operations of Womacks, for the years ended December 31, 2006, 2005 and 2004 are as follows:

Dollar amounts in thousands	2006	2005	2004
Operating revenue
Casino	$17,860	$18,934	$19,486
Hotel, food and beverage	1,331	1,472	1,544
Other (net of promotional allowances)	(2,936)	(3,295)	(3,469)
Net operating revenue	16,255	17,111	17,561

Costs and expenses
Casino	5,991	6,514	6,828
Hotel, food and beverage	569	619	586
General and administrative	3,591	3,619	3,444
Impairments and other write-offs, net of recoveries	-	-	3
Depreciation	1,606	1,703	1,512
	11,757	12,455	12,373
Earnings from operations	4,498	4,656	5,188
Interest income	18	13	12
Interest (expense)	(879)	(1,066)	(784)
Interest expense on non-Cripple Creek debt allocated to Corporate	497	1,325	907
Other (expense), net	-	-	-
Earnings before income taxes	4,134	4,928	5,323
Income tax expense	1,571	1,873	2,023
Net earnings	$2,563	$3,055	$3,300

Reconciliation to Adjusted EBITDA:
Net earnings	$2,563	$3,055	$3,300
Minority interest	-	-	-
Interest income	(18)	(13)	(12)
Interest expense (including amounts allocated to Corporate)	382	(259)	(123)
Income tax expense	1,571	1,873	2,023
Depreciation	1,606	1,703	1,512
Adjusted EBITDA	$6,104	$6,359	$6,700

Cripple Creek Market Data	2006	2005	2004
Market share of the Cripple Creek Slot AGP*	11.8%	12.8%	13.4%
Average number of slot machines	581	618	649
Market share of Cripple Creek gaming devices*	12.3%	13.0%	14.1%
Average slot machine win per day	$ 82	$ 83	$ 81
Cripple Creek average slot machine win per day*	$ 86	$ 84	$ 85
*Source: Colorado Division of Gaming

Management believes that 2006 revenues in Cripple Creek were negatively impacted by a series of blizzards occurring between October and December. These blizzards limited the amount of traffic into this market. The Cripple Creek gaming market grew by 1.4% and casino revenues at Womacks’ decreased 5.7%, primarily due to continued competition within the market. To reverse this trend, there were a number of changes made in key management positions at Womacks during the third quarter of 2006. The changes are intended to bring fresh ideas to help strengthen Womacks in a highly competitive market. Management continues to focus on the marketing of Womacks through the player’s club. Womacks has continued the effort to improve the customer experience by converting 384 slot machines, which represents more than 65% of the total machines on the floor, to Ticket in/Ticket (“TITO”) out devices. These ongoing improvements are expected to further improve customer service. We spent approximately $3.0 million in 2004 to upgrade the product mix on the gaming floor, improve the player tracking system and introduce TITO devices. During 2004, Womacks replaced approximately 149 slot machines and added 20 additional slot machines on the floor.

Casino expenses decreased 8.0%, or $0.5 million for the year ended December 31, 2006 from the year ended December 31, 2005. Casino expenses decreased 4.6%, or $0.3 million, from 2004 to 2005. These decreases are primarily the result of decreased casino revenues. In addition, a significant portion of this decrease is related to management’s decision to remove poor performing slot machines from the floor, resulting in decreases in the cost of device fees and participation fees. Because of the investment in new games in the last several years, the casino was able to reduce the cost of slot conversions or game replacements. The casino also reduced the cost of ineffective promotions while continuing to concentrate its efforts on improving customer service. As a result of this ability to control casino costs, casino operating margins (net of promotional allowances) increased to 59.9% for 2006, compared to 58.3% in 2005 and 57.4% in 2004.

In order to outfit Womacks with the most popular gaming machines, Womacks leased an average of 33 slot machines from manufacturers in 2006, compared to an average of 35 in 2005 and an average of 39 in 2004, on which it pays a fee calculated as a percentage of the net win. All of the leases have short term commitment periods not exceeding three months and are classified as operating leases. The leases can be cancelled with no more than 30 days written notice. On a portion of the leases, the manufacturer is guaranteed a minimum fee per day that can range from 15 dollars to 35 dollars for the duration of the lease. In most instances, the machines are branded games that are being introduced to the market and are not available for purchase. For financial reporting purposes, the net win on the slot machines is included in our revenue and the amount due to the manufacturer is recorded as casino operating cost in the period during which the revenue is earned, as casino operating cost. Management makes its decisions to introduce these machines based on the consumer demand for the product. The amount paid under these leases was $0.4 million, $0.5 million and $0.5 million in 2006, 2005 and 2004, respectively.

Hotel, Food and Beverage

Hotel, food and beverage revenue decrease by 9.6% in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily the result of a 4.5% decrease in restaurant sales and a 20.0% decrease in hotel occupancy. Hotel revenue, included in hotel, food and beverage revenue, decreased by 7.6% in the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of decrease in the hotel occupancy to 83% from 92% in 2004. Hotel occupancy decreased due to a restructuring of the player complimentary policy. All of the revenue generated by the hotel operations is derived from comps to frequent players, the value of which is included in promotional allowances.

Prior to July 31, 2005, Womacks operated two restaurants, “Bob’s Grill” and the “Cut Above Buffet” to provide an alternative to patrons of the casino. The “Cut Above Buffet” opened in May 2004 and operated on the second floor of the casino. As a means of attracting new customers, the “Cut Above Buffet” was operated at a lower food and beverage operating margin than “Bob’s Grill”. Although the “Cut Above Buffet” attracted new customers the Womacks players club, it was not a significant stimulus to gaming revenue and was closed on July 30, 2005.

Other

General and administrative costs for the year ended December 31, 2006 remained flat when compared to general and administrative costs for the year ended December 31, 2005. We are able to control our costs through effective, continued cost control measures. Comparing 2005 to 2004, Womacks incurred approximately $0.1 million in fees in 2005 from consultants that assisted in the implementation of Sarbanes-Oxley Section 404 controls, but was otherwise able to limit increases in administrative expenses.

The $0.1 million decrease in depreciation expense when comparing to 2006 to 2005 results from certain fixed assets becoming fully depreciated and a decrease in fixed asset expenditures during 2006. The $0.2 million increase in depreciation expense when comparing 2005 to 2004 is primarily the result of the addition of gaming equipment during 2004.

The segment allocated $0.5 million, $1.3 million and $0.9 million in interest expense to the Corporate segment during the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense on the amounts advanced by Womacks, but not repaid, to fund the Company’s acquisitions and the repurchase of the Company’s common stock is calculated using the effective rate on all borrowings under Womacks’ revolving credit facility.

The Cripple Creek, Colorado segment recognized income tax expense of $1.6 million in 2006 versus $1.9 million in 2005 and $2.0 million in 2004, principally the result of a decrease in earnings before income taxes. The effective tax rate has remained stable at 38% over the three year period.

In late 2007, a larger casino is expected to be opening in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 10 table games and will provide further competition to our casino.

Central City, Colorado

The operating results of the Central City, Colorado segment, primarily the development and the operations of the Century Casino and Hotel in Central City, for the years ended December 31, 2006, 2005 and 2004 are as follows:

Dollar amounts in thousands	2006*	2005	2004
Operating revenue
Casino	$9,388	$-	$-
Hotel, food and beverage	809	-	-
Other (net of promotional allowances)	(1,580)	6	-
Net operating revenue	8,617	6	-

Costs and expenses
Casino	4,358	-	-
Hotel, food and beverage	1,175	-	-
General and administrative	2,772	109	8
Impairments and other write-offs, net of recoveries	567	-	-
Depreciation	1,190	-	-
	10,062	109	8
Loss from operations	(1,445)	(103)	(8)
Interest income	-	-	-
Interest (expense)	(2,368)	(296)	-
Other (expense), net	(1)	-	-
Loss before income taxes and minority interest	(3,814)	(399)	(8)
Income tax benefit	(623)	-	-
Loss before minority interest	(3,191)	(399)	(8)
Minority interest	2,165	857	8
Net (loss) earnings	$(1,026)	$458	$-

Reconciliation to Adjusted EBITDA:
Net (loss) earnings	$(1,026)	$458	$-
Minority interest	(2,165)	(857)	(8)
Interest income	-	-	-
Interest expense	2,368	296	-
Income tax benefit	(623)	-	-
Depreciation	1,190	-	-
Adjusted EBITDA	$(256)	$(103)	$(8)
* Casino began operations on July 11, 2006.

Central City Market Data (from July 11, 2006 through December 31, 2006)	2006
Market share of the Central City AGP**	23.5%
Average number of slot machines	523
Market share of Central City gaming devices**	23.8%
Average slot machine win per day	$ 101
Central City average slot machine win per day**	$ 103
**Source: Colorado Division of Gaming

Prior to July 11, 2006, all operating results reflect the cumulative pre-opening costs and non-capitalizable expenditures associated with the project. Pre-opening expenses increased in 2006 for two reasons. First, we made preparations to open the casino in July 2006 by hiring and training both managers and staff. Expenses for this training are reflected in general and administrative expenses for this period. We have since reduced staffing to normal operating levels. Second, in April 2006, we began allocating losses to the minority partner in proportion to its ownership percentage. Prior to this date, by agreement all losses were allocated to the minority partner until its capital account balances were in the same proportion as its ownership percentage. The calculation of minority interest is determined prior to the elimination of intercompany management fees. We incurred $1.7 million and $0.4 million of pre-opening expenses related to the project for the years ended December 31, 2006 and 2005, respectively.

Revenues are below what we have initially projected. This is primarily because the casino originally proposed to operate with 625 slots and operated with approximately 400 to 560 slots during its first six months. The property had approximately 560 slot machines in operation as of December 31, 2006. We may add more slot machines in the future. We are currently reviewing various strategies to increase revenues and adjusted EBITDA at the property. Management has focused on the development of player club memberships, with results being better than expected. We now have approximately 44,000 players in our player club database. Although revenues have not yet met our expectations, gaming revenue has grown consistently since opening. A major factor to bring costs in line with current revenue levels was a reduction in the workforce from a high of 212 employees at opening to a current level of 159 full-time and part-time employees.

In December 2006, we wrote off approximately $0.6 million of gaming equipment that either had system compatibility issues or that management deemed to be unsuitable for the Central City market.

For the year ended December 31, 2006, the significant increase in interest expense relates to interest that we incurred based on approximately $34.5 million of outstanding debt as of December 31, 2006. In previous periods, this interest was capitalized towards the cost of the construction of the project. In an effort to reduce overall interest charges, the Company repaid $12.5 million of principal on the outstanding debt in March 2007.

As CTL operates as a limited liability company, income taxes in Central City are provided for on income that will be distributed to us using an effective tax rate of 38%; therefore, pre-tax income is reduced by the minority interest in determining the income subject to tax. No provisions on the pre-opening losses incurred in 2005 and 2004 were made because these losses were allocated to the minority partner.

Caledon, South Africa

The operating results of the Caledon, South Africa segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Intercompany transactions, including fees to its parent, shareholder’s interest and their related tax effects have been eliminated within the segment’s results. Operational results in US dollars for the years ended December 31, 2006, 2005 and 2004 are as follows: (See next page for results in Rand).

Dollar amounts in thousands	2006	2005	2004
Operating revenue
Casino	$15,632	$14,549	$12,540
Hotel, food and beverage	2,945	3,050	2,778
Other (net of promotional allowances)	(283)	(584)	(348)
Net operating revenue	18,294	17,015	14,970

Costs and expenses
Casino	5,883	5,637	5,096
Hotel, food and beverage	1,986	2,157	2,548
General and administrative	2,650	2,590	2,170
Impairments and other write-offs, net of recoveries	31	(61)	-
Depreciation	1,185	1,471	1,343
	11,735	11,794	11,157
Earnings from operations	6,559	5,221	3,813
Interest income	31	51	112
Interest expense	(773)	(832)	(788)
Loss on foreign currency translation and other	(67)	-	-
Earnings before income taxes and preferred dividends	5,750	4,440	3,137
Income tax expense	1,796	1,308	943
Preferred dividends	(138)	-	-
Net earnings	$3,816	$3,132	$2,194

Reconciliation to Adjusted EBITDA:
Net earnings	$3,816	$3,132	$2,194
Minority interest	-	-	-
Interest income	(31)	(51)	(112)
Interest expense	773	832	788
Income tax expense	1,796	1,308	943
Depreciation	1,185	1,471	1,343
Adjusted EBITDA	$7,539	$6,692	$5,156

Average exchange rate (Rand/USD)	6.74	6.33	6.45

Operational results in Rand for the years ended December 31, 2006, 2005 and 2004 are as follows:

Dollar amounts in thousands	2006		2005		2004
Operating revenue
Casino	ZAR	105,458	ZAR	91,817	ZAR	80,088
Hotel, food and beverage		19,892		19,257		17,753
Other (net of promotional allowances)		273		(3, 716)		(2,260)
Net operating revenue		125,623		107,358		95,581

Costs and expenses
Casino		41,910		35,629		32,555
Hotel, food and beverage		13,432		13,633		16,247
General and administrative		17,844		16,443		13,813
Impairments and other write-offs, net of recoveries		209		(400)		-
Depreciation		7,992		9,328		8,595
		81,387		74,633		71,210
Earnings from operations		44,236		32,725		24,371
Interest income		221		322		724
Interest expense		(5,217)		(5,299)		(5,072)
Gain (loss) on foreign currency translation and other		(456)		1		5
Earnings before income taxes and preferred dividends		38,784		27,749		20,028
Income tax expense		12,141		8,187		6,018
Preferred dividends		(990)		-		-
Net earnings	ZAR	25,653	ZAR	19,562	ZAR	14,010

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	25,653	ZAR	19,562	ZAR	14,010
Minority interest		-		-		-
Interest income		(221)		(322)		(724)
Interest expense		5,217		5,299		5,072
Income tax expense		12,141		8,187		6,018
Depreciation		7,992		9,328		8,595
Adjusted EBITDA	ZAR	50,782	ZAR	42,054	ZAR	32,971

Casino Market Data (in Rand)	2006	2005	2004
Market share of the Western Cape AGP*	5.7%	5.6%	5.9%
Market share of Western Cape gaming devices*	12.5%	11.8%	11.3%
Average number of slot machines	349	313	288
Average slot machine win per day	ZAR 772	ZAR 748	ZAR 693
Average number of tables	7	9	9
Average table win per day	ZAR 2,766	ZAR 1,942	ZAR 2,132
*Source: Western Cape Gambling and Racing Board

The results discussed below are all based on the Rand to eliminate the effect of fluctuations in foreign currency exchange rates.

Casino revenue increased 14.9% in 2006 compared to 2005. This increase can be attributed to an 11.5% increase in the average number of slot machines and continued marketing efforts. Casino expenses increased 17.6% in 2006 compared to 2005, a direct result of the increased revenues and increased marketing efforts.

When comparing 2005 and 2004, the 14.6% increase in the gross casino revenue is attributable to the continued marketing efforts and an 8.7% increase in the average number of slot machines on the floor. Revenue was impacted in 2005 by the closure of a significant portion of the main east/west highway to Caledon from April 11, 2005 to May 27, 2005, a result of severe flooding in the area. In addition, the South African government introduced new currency notes during the second quarter of 2005. The casino experienced an initial rejection rate of 80% on these new notes, which diminished as the Company installed new bill validation software for the slot machines maintained in Caledon.

Hotel, Food and Beverage

Hotel occupancy was 45% in 2006 compared to 44% in 2005. Total hotel revenue increased 13.9% in 2006 as a result of upgraded rooms (i.e. standard rooms becoming deluxe rooms) and their corresponding increases in room rates and increases in conference, business and leisure sales.

Food and beverage revenue decreased by 4.4% in 2006 compared to 2005. This is attributable to changes in the casino point bonus program which reduced the number of complimentaries offered by the casino. As a result, food and beverage revenues achieved through the redemption of bonus points decreased from 17% in 2005 to 3% in 2006 in relation to total revenues achieved.

Total hotel, food and beverage costs decreased by 1.5% for 2006 as compared to 2005 as a result of the decrease in food and beverage revenues.

Hotel occupancy was 44% for 2005 compared to 48% in 2004. Hotel revenue increased 38.6% due mainly to upgraded rooms (i.e. standard rooms becoming deluxe rooms) and their corresponding increases in room rates. Leisure sales increased by 44.9% in 2005 compared to 2004. These increases in revenue were offset by a decrease in conference sales of 20.3% in the year ended December 31, 2005. Food and beverage revenue decreased by 0.7% for 2005 compared to 2004 primarily due to a decrease in hotel occupancy, the closure of a restaurant in the third quarter and the decrease in the convention business.

Comparing 2005 to 2004, the 16.1% reduction in hotel, food and beverage expenses results primarily from the elimination of a separate hotel marketing staff, which decreased advertising and promotion costs for the hotel. In previous years, CCAL advertised the casino and hotel operations separately. Current marketing efforts have focused on emphasizing the overall resort qualities of the operation, inclusive of both the casino and hotel. This helped reduce Caledon’s overall marketing costs.

Other

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services. The improvement in net other operating revenue (net of promotional allowances) from 2005 to 2006 is due to additional revenues generated by ancillary services provided by the resort and a revision of the casino’s complementary policy.

The conversion to cashless gaming in March 2005 resulted in a significant increase in the accumulation of points earned by players reported as an offset to operating revenue. All patrons of the casino are required to create a personal players account and play with a card on which they always earn points. Although gaming revenue increased, the point liability accrued for over 52,000 active player accounts affected the reported 2005 results by approximately ZAR 0.5 million, net of taxes.

General and administrative expenses at Caledon increased 8.5% in 2006 and 19.0% in 2005 as a result of departmental payroll increases related to the casino expansion, the outsourcing of security service contracts, continued maintenance expenditures and an increase in gaming and value added taxes.

The ZAR 0.2 million write off in 2006 consists primarily of a ZAR 0.5 million write-off in ATM cash discrepancies offset by approximately ZAR 0.3 million of recoveries due to the settlement of a business interruption insurance claim related to a road closure in the second quarter of 2005 for ZAR 0.2 million more than the original estimate. In 2005, the Company recorded a recovery of ZAR 0.4 million based upon the estimated amount recoverable related to the road closure..

Depreciation expense decreased ZAR 1.3 million in 2006 compared to 2005 primarily because computer equipment with a three year estimated life became fully depreciated by the end of 2005. Depreciation expense increased in 2005 compared to 2004 primarily due to an increase in depreciable assets of ZAR 6.4 million.

Even though CCAL’s average debt balance increased from ZAR 32.4 million in 2005 to ZAR 52.7 million in 2006, interest expense for CCAL has decreased slightly due to the early repayment of the term loan with ABSA Bank in July 2005 and the early repayment of a series of capital leases in February 2005, offset by additional interest due on a ZAR 60.0 million term loan borrowed by Caledon in August 2005. In order to repay ABSA Bank, CCAL entered into a long term loan agreement with Nedbank under which Nedbank extended temporary financing until the long term loan agreement was completed. Caledon incurred a ZAR 1.2 million interest charge relating to the early repayment of the ABSA Bank loan. As a result of the transaction, Caledon was able to significantly lower its effective interest rate on outstanding term loans from 16.9% to a 9.0% rate at the time (South African Prime less 1.5%). The weighted-average interest rate on the borrowings under term loan agreements for our South African subsidiaries was 9.9% in 2006, 10.5% in 2005 and 16.9% in 2004.

CCAL’s effective tax rate in 2006 was 31.3%, primarily due to non-deductible permanent differences. The marginal tax rate on income in South Africa is currently 29%. Prior to April 1, 2005, the marginal tax rate was 30%.

Caledon paid preference shareholder dividends of approximately ZAR 1.0 million in 2006. Certain preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. No dividends were paid or due in 2005 and 2004.

Newcastle, South Africa

The operating results of the Newcastle, South Africa segment are primarily those related to the development and operations of the Century Casino & Hotel in Newcastle, South Africa. Intercompany transactions, including fees to its parent, shareholder’s interest and their related tax effects have been eliminated within the segment’s results. Operational results in U.S. dollars from April 1, 2006 (the date of acquisition) through December 31, 2006 were as follows: (See next page for results in Rand).

Amounts in thousands	April 1, 2006 through December 31, 2006
Operating revenue
Casino	$5,640
Hotel, food and beverage	476
Other (net of promotional allowances)	60
Net operating revenue	6,176

Costs and expenses
Casino	2,177
Hotel, food and beverage	279
General and administrative	1,877
Depreciation	163
4,496
Earnings from operations	1,680
Interest income	16
Interest (expense)	(67)
Other income, net	41
Earnings before income taxes and minority interest	1,670
Income tax expense	433
Earnings before minority interest	1,237
Minority Interest	331
Net earnings	$906

Reconciliation to Adjusted EBITDA:
Net earnings	$906
Minority interest	331
Interest income	(16)
Interest expense	67
Income tax expense	433
Depreciation	163
Adjusted EBITDA	$1,884

Average exchange rate (ZAR/USD)	6.95

Operating results in Rand from April 1, 2006 (the date of acquisition) through December 31, 2006 were as follows:

Amounts in thousands	April 1, 2006 through December 31, 2006
Operating revenue
Casino	ZAR	39,299
Hotel, food and beverage		3,298
Other (net of promotional allowances)		428
Net operating revenue		43,025

Costs and expenses
Casino		15,329
Hotel, food and beverage		2,468
General and administrative		12,409
Depreciation		1,086
		31,292
Earnings from operations		11,733
Interest income		114
Interest (expense)		(491)
Other income, net		290
Earnings before income taxes and minority interest		11,646
Income tax expense		3,183
Earnings before minority interest		8,463
Minority Interest		2,293
Net earnings	ZAR	6,170

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	6,170
Minority interest		2,293
Interest income		(114)
Interest expense		491
Income tax expense		3,183
Depreciation		1,086
Adjusted EBITDA	ZAR	13,109

Casino Market Data (in Rand)	April 1, 2006 through December 31, 2006
Market share of the KwaZulu-Natal gaming revenue*	2.6%
Market share of KwaZulu-Natal gaming devices*	6.5%
Average number of slot machines	206
Average slot machine win per day	ZAR 630
Average number of tables	6
Average table win per day	ZAR 3,114
*Source: KwaZulu-Natal Gambling Board

April 1, 2006 through December 31, 2006

We acquired a 60% ownership interest in Balele Leisure (Pty) Ltd. (“Balele”), now known as Century Casino Newcastle (Pty) Ltd., as of April 1, 2006. Since that time, the operations of the casino were limited and our efforts were focused on the construction of a new facility, which opened on December 2, 2006. We incurred ZAR 2.3 million of pre-opening expenses related to the project in 2006. For the month of December 2006, operations were in line with our expectations.

Interest expense is payable on a ZAR 50.0 million term loan with Nedbank, bearing an interest rate of South African Prime less 1.5% (11.0% as of December 31, 2006). The principal balance outstanding under the term loan agreement is ZAR 50.0 million as of December 31, 2006.

The calculation of minority interest is determined prior to the elimination of intercompany management fees. An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenues during the first 12 months of operation at the new casino exceeds $13.5 million (ZAR 95.0 million). As of December 31, 2006, the Company does not deem it probable that casino revenues will exceed the required amounts.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate from April 1 through December 31, 2006 was 27%.

Edmonton, Canada

The operating results of the Edmonton, Canada segment, primarily the development and the operations of the Century Casino and Hotel in Edmonton, for the years ended December 31, 2006 and 2005 are as follows:

Dollar amounts in thousands	2006	2005
Operating revenue
Casino	$1,693	$-
Food and beverage	486	-
Other (net of promotional allowances)	146	57
Net operating revenue	2,325	57

Costs and expenses
Casino	1,352	-
Food and beverage	877	-
General and administrative	1,294	236
Depreciation	175	3
	3,698	239
Loss from operations	(1,373)	(182)
Interest income	44	12
Interest (expense)	(454)	(61)
Other (expense), net	53	13
Loss before income taxes and minority interest	(1,730)	(218)
Income tax (benefit)	(574)	(81)
Loss before minority interest	(1,156)	(137)
Minority interest	-	(61)
Net loss	$(1,156)	$(76)

Reconciliation to Adjusted EBITDA:
Net loss	$(1,156)	$(76)
Minority interest	-	(61)
Interest income	(44)	(12)
Interest expense	454	61
Income tax expense	(574)	(81)
Depreciation	175	3
Adjusted EBITDA	$(1,145)	$(166)

Prior to November 17, 2006, all costs incurred represent pre-opening expenses. From January 1, 2006 through November 17, 2006, we incurred approximately $1.9 million of pre-opening expenses. For the year ended December 31, 2005, we incurred approximately $0.2 million of pre-opening expenses.

Since opening, gaming revenues are in line with our expectations. We are in the process of reviewing the cost and staffing structure of the operation to bring them in line with current revenue levels.

We opened the casino with 600 slot machines and may seek approval from the AGLC to add more slots in the future.

Delays in opening the hotel and dinner theater hampered hotel, food and beverage revenues. The dinner theater opened on December 9, 2006. The hotel will be opening in March 2007.

As a result of the buyout of the minority partner in 2006, we absorbed 100% of pre-opening losses in 2006.

Management has focused on the development of player’s club memberships, with over 7,000 players in our player club database.

For the year ended December 31, 2006, the significant increase in interest expense relates to interest that we are incurring based on approximately $16.4 million (CAD 19.1 million) of outstanding debt. In previous periods, this interest was capitalized towards the cost of the construction of the casino and hotel.

Income taxes in Edmonton are taxed at a statutory rate of 33.6%.

All Other Operating Segments

Combined operating results for our ship-based casinos and, subsequent to April 13, 2006, Century Casino Millennium for the years ended December 31, 2006, 2005 and 2004 are as follows:

Dollar amounts in thousands	2006	2005	2004
Operating revenue
Casino	$4,286	$2,911	$2,615
Hotel, food and beverage	19	-	-
Other (net of promotional allowances)	296	240	154
Net operating revenue	4,601	3,151	2,769

Costs and expenses
Casino	3,362	2,142	1,836
Hotel, food and beverage	40	-	-
General and administrative	370	-	-
Impairment and other write-offs, net of recoveries	309	-	-
Depreciation	360	144	110
	4,441	2,286	1,946
Earnings from operations	160	865	823
Interest income	11	-	-
Interest (expense)	(42)	-	-
Other income, net	78	-	-
Earnings before income taxes	207	865	823
Income tax expense	15	26	25
Net earnings	$192	$839	$798

Reconciliation to Adjusted EBITDA:
Net earnings	$192	$839	$798
Minority interest	-	-	-
Interest income	(11)	-	-
Interest expense	42	-	-
Income tax expense	15	26	25
Depreciation	360	144	110
Adjusted EBITDA	$598	$1,009	$933

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

In accordance with a casino concession agreement, the Company’s service periods on the Oceania Insignia and Oceania Regatta will be extended for five year periods, commencing on the date that the Company installs newer slot machine equipment onto each ship and ending on the fifth anniversary date thereof. The agreement with the Oceania Nautica was extended for five years on December 11, 2006.

In January 2007, the casino concession agreement with the World of Residensea was extended for an unlimited period of time, subject to termination under certain conditions.

Our right to operate the casinos aboard the Silver Shadow and Silver Whisper, cruise ships operated by Silversea Cruises, Ltd. (“Silversea”), terminated at the end of September 2005 and at the beginning of July 2006, respectively. On March 8, 2006, we received notification from Silversea that our right to operate the casino aboard the Silver Wind cruise ship would terminate as of May 16, 2007. In addition, we also received notification from Silversea purporting to terminate our right to operate the casino aboard the Silver Cloud cruise ship as of March 30, 2006; however, we believe the purported termination was untimely under the terms of our casino concession agreement with Silversea, resulting in a five year extension of the agreement as to the Silver Cloud. In April 2006, Silversea commenced an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration seeking to terminate the concession agreement as to the Silver Cloud. We have filed an answer denying that the agreement as to the Silver Cloud was terminated and seeking to confirm that we have the right to a five-year extension of the agreement. We have also filed a counterclaim seeking damages arising from the wrongful termination of the concession agreement. We intend to continue operation of our casino aboard the Silver Cloud pending resolution of the arbitration.

Cruise ship casino revenues decreased 3.8% in 2006 as compared to 2005. For all of 2005 and the first six months of 2006, we operated casinos aboard seven ships. From July 2006 through December 31, 2006, we operated casinos aboard six ships, which contributed to the decline in revenues.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $1.4 million, $1.3 million and $1.0 million of the total casino expenses incurred in 2006, 2005 and 2004, respectively.

Casino expenses, excluding concession fees, increased slightly to 29.9% of casino revenue in 2006 as compared to 29.3% of casino revenue in 2005 and 30.8% of casino revenue in 2004. Several of the cruise ships were inactive for periods of 2004. We cannot operate our casinos while the ships are in port.

The cruise ship concession agreements were assigned to our wholly-owned subsidiary Century Resorts International (“CRI”) as of October 1, 2003 and have since been subject to an effective tax rate of 3% in Mauritius. For the remaining term of the original concession agreements, any income earned under these agreements are subject to an imputed royalty for US income tax purposes (reported in the Corporate segment). As a result, the effective tax rate on net income generated by the cruise ships was 7.0%, 6.2% and 6.2% for 2006, 2005 and 2004, respectively.

Century Casino Millennium

We began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment.

CM accounted for $1.6 million of this segment’s revenue in 2006, $1.1 million of the total increase in casino expenses and substantially all of the increase in general and administrative expenses for this segment.

CM recorded a goodwill impairment charge of $0.2 million and wrote off $0.1 million of fixed assets that were no longer in service during 2006. The Company is reviewing several different courses of action to improve overall operations at CM.

Corporate

Dollar amounts in thousands	2006	2005	2004
Operating revenue
Other	$17	$105	$465
Net operating revenue	17	105	465

Costs and expenses
General and administrative	6,791	4,580	3,518
Impairments and other write-offs, net of recoveries	(13)	-	(218)
Depreciation	68	28	28
	6,846	4,608	3,328
(Loss) Income from unconsolidated subsidiary	-	(109)	55
Loss from operations	(6,829)	(4,612)	(2,808)
Interest income	776	400	44
Interest (expense), net	1,177	(35)	(15)
Interest (expense) on non-Cripple Creek debt allocated to Corporate	(497)	(1,325)	(907)
Gain on sale of Gauteng purchase option	5,233	-	-
Other income, net	363	-	1
Non-operating items from unconsolidated subsidiary	-	(4)	(5)
Earnings (loss) before income taxes and minority interest	223	(5,576)	(3,690)
Income tax (benefit)	(2,484)	(2,779)	(2,242)
Earnings (loss) before minority interest	2,707	(2,797)	(1,448)
Minority interest	373	130	106
Net earnings (loss)	$2,334	$(2,927)	$(1,554)

Reconciliation to Adjusted EBITDA:
Net earnings (loss)	$2,334	$(2,927)	$(1,554)
Minority interest	373	130	106
Interest income	(776)	(400)	(44)
Interest expense (including amounts allocated from Cripple Creek)	(680)	1,360	922
Income tax expense	(2,484)	(2,779)	(2,242)
Depreciation	68	28	28
Adjusted EBITDA	$(1,165)	$(4,588)	$(2,784)

Prior to April 13, 2006, net operating revenue for this segment principally consisted of casino technical service fees earned from operating Casino Millennium in Prague, Czech Republic. In 2004, we recognized a foreign currency translation gain on the disposition of Verkrans, a land holding company relating to a casino development project in Gauteng, South Africa. The translation gain resulted from the difference between the exchange rate at the time of purchase in March 2002 and the exchange rate at the time of sale in December 2004. The gain of $0.4 million was recorded as other operating income in 2004.

General and administrative expenses increased in the year ended December 31, 2006 by $2.2 million compared to the year ended December 31, 2005, primarily because of increased compensation charges, increased travel and communication expenses, and higher professional fees. In particular, overall compensation has increased by approximately $1.3 million, of which $0.4 million relates to the amortization of stock options as prescribed by Statement of Financial Accounting Standard No. 123R. We also have increased the number of employees to support the Company’s growth.

General and administrative expenses in the year ended December 31, 2005 increased over the year ended December 31, 2004 largely due to costs associated with new expansion projects, increases in corporate staffing and costs associated with Sarbanes-Oxley Act compliance. Compliance with the Sarbanes-Oxley Act also resulted in increased auditing costs.

In 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million), less commissions of $0.1 million (ZAR 1.3 million). The Company has recorded $5.2 million (ZAR 39.0 million) as a gain on sale of Gauteng purchase option in the December 31, 2006 consolidated statement of earnings.

During 2006, in conjunction with the sale of our interest in the Gauteng casino project, we recovered approximately $0.4 million of previously written off loans, which has been recorded as an offset to impairments and other write-offs. This amount is offset by the write down of the remaining balance of non-operating casino property and land held for sale in Wells, Nevada. In 2004, we recovered approximately $0.2 million of previously written off loans associated with the Gauteng project.

The significant increase in interest income for this segment is directly related to the cash reserves we have accumulated resulting from the ADC offering we completed in October 2005 and the cash flows generated by our operations. Interest income in 2005 is primarily derived from interest earned on the remaining proceeds from the ADC offering in October 2005 and the interest earned on cash received from the exercise of stock options.

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

The Cripple Creek segment allocated $0.5 million, $1.3 million and $0.9 million in interest expense to the Corporate segment during the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense on the amounts advanced by Womacks, but not repaid, to fund the Company’s acquisitions and the repurchase of the Company’s common stock is calculated using the effective rate on all borrowings under Womacks’ revolving credit facility.

We recognized approximately $0.4 million in foreign currency gains in 2006 which is included in other income, net.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents totaled $35.0 million plus restricted cash of $2.4 million at December 31, 2006. Net working capital totaled $5.2 million. In March 2007, we repaid $12.5 million of principal on our Central City debt.

We use the cash flows generated by the Company to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

Cash provided by operating activities was $9.5 million, $7.5 million and $8.5 million for 2006, 2005 and 2004 respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of the operating activities of the Company, please refer to the consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $67.2 million for the year ended December 31, 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Balele (offset by casino cash acquired of $1.5 million); $0.7 million buyout of our minority partner in CM (offset by casino cash acquired of $0.3 million); a $4.8 million loan to G5; $0.5 million in property improvements and equipment additions at Womacks; $1.9 million in property improvements and additional gaming equipment at Caledon, South Africa; $10.2 million primarily towards the construction of a new permanent facility in Newcastle, South Africa; $0.2 million in additions to our corporate office in Vienna, Austria; $0.4 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $24.0 million towards construction in Central City, Colorado; $19.4 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada; and $0.5 million towards a company-wide information system implementation. These outflows were offset by $5.2 million received from the sale of our interest in a project located in Gauteng, South Africa and $0.2 million in proceeds from the disposition of property.

Cash used in investing activities of $21.7 million for the year ended December 31, 2005 consisted of $2.4 million contribution by us for our investment in CRA, less $1.7 million in net cash acquired; $1.9 million in property and equipment additions at Womacks, of which $1.5 million related to the exercise of a purchase option of previously leased property; $2.8 million in property improvements, gaming equipment and security equipment additions at Caledon, South Africa; $0.6 million in expenditures to upgrade some of the cruise ships with ticket-out slot machines and other gaming equipment; $11.3 million for construction in Central City, Colorado; and $4.7 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. These were offset by $0.3 million in proceeds from the disposition of property.

Cash used in investing activities of $7.1 million for the year ended December 31, 2004 consisted of $3.5 million for our investment in CTL, $0.4 million towards the upgrade of the slot accounting system, $1.9 million towards new slot games, $1.5 million in improvements to the property in Caledon, South Africa; $0.2 million in expenditures to outfit the cruise ships; and $0.5 million in expenditures for other long-lived assets, offset by $0.2 million in proceeds from the disposition of assets and $0.8 million (ZAR 4.4 million) in proceeds from the disposition of the common stock of Verkrans.

Cash provided by financing activities of $53.8 million for the year ended December 31, 2006 consisted of borrowings of $25.6 million under the CTL construction/term loan; borrowings of $16.4 million under the CWB construction loan; borrowings of $7.1 million under the CNEW construction/term loan; net borrowings of $6.6 million under the Womacks revolving credit facility with Wells Fargo; $0.5 million in proceeds from the exercise of stock options; and the recognition of a $0.4 million tax benefit related to the exercise of stock options. These borrowings were offset by net repayments of $2.4 million towards the Caledon term loan and $0.4 million of restricted cash deposits related to our project in Edmonton.

Cash provided by financing activities of $43.9 million for the year ended December 31, 2005, consisted of $46.2 million in proceeds from the ADC offering, $2.3 million from the exercise of stock options, net borrowings of $8.9 million associated with our construction loan with Wells Fargo Bank for the Central City project, net borrowings of $8.9 million associated with our loan with Nedbank Limited and $0.6 million from the release of restricted cash associated with a prior Caledon loan agreement from ABSA Bank. These inflows of cash were offset by net repayments of $15.1 million (of which $14.5 million was obtained from the proceeds of the ADC offering) under the revolving credit facilities with Wells Fargo, $3.0 million under the agreement with ABSA, $1.1 million to our minority investor in Central City for a distribution of their interest and the repayment of an unsecured note payable, deferred financing charges of $2.4 million, a restricted cash deposit of $1.0 million required for our listing on the Vienna Stock Exchange and other net repayments of $0.4 million.

Cash provided by financing activities of $1.9 million for the year ended December 31, 2004 consisted of net borrowings of $3.9 million under the Womacks revolving credit facility, primarily for the $3.5 million capital contribution to the Central City, Colorado project, net repayments of $1.3 million under the loan agreement with ABSA, repayment of a $0.4 million note payable to a founding stockholder of the Company, and other net repayments of $0.2 million, less net borrowing of $0.1 million from a former director, which was subsequently repaid in 2004 and additional deferred financing and licensing charges incurred by the Company with a cost of $0.1 million.

Common Stock Repurchase Program

Our Board of Directors has approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock on the open market in 2005 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2006. The repurchase program has no set expiration or termination date.

Sources of Liquidity

Additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $17.7 million and unused borrowing capacity of approximately $5.3 million, based on Womacks’ current EBITDA, at December 31, 2006. The maturity date of the borrowing commitment is December 2008. The available balance was reduced by $0.7 million on January 1, 2007 and will be further reduced by $0.7 million at the beginning of each quarter until maturity in December 2008. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions (currently $8.5 million, subject to the limitation based on Womacks’ current EBITDA).

Additional liquidity at CTL may be provided by our $2.5 million revolving line of credit with Wells Fargo. The revolving line of credit matures on November 21, 2011. Availability under the line of credit is conditional upon CTL’s compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties.

In October 2005, under an existing shelf registration, we issued 7.1 million shares of common stock, in the form of ADCs, through an underwriter, to investors in the Republic of Austria and in a private placement to institutional investors in other countries in Europe. Net proceeds from this issuance were approximately $46.2 million. A total of $34.6 million of the proceeds have been used to repay outstanding debt, to fund the construction of our Edmonton project, to make a loan associated with our potential investment in Poland (see Contractual Obligations and Commercial Commitments) and for other operating needs. We plan to use the remaining proceeds from this issuance to make investments in additional gaming projects, for working capital and for other general corporate purposes.

We expect that the primary source of our future operating cash flows will be from gaming operations. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at December 31, 2006, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Contractual Obligations and Commercial Commitments

The following is a schedule of our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period (Amounts in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$ 75,843	$ 20,499	$ 21,937	$ 15,082	$ 18,325
Capital Leases	862	170	348	344	-
Operating Leases	3,342	1,062	906	395	979
Accrued Construction	698	698	-	-	-
Total	$ 80,745	$ 22,429	$ 23,191	$ 15,821	$ 19,304

On June 13, 2006, we entered into an agreement, as subsequently amended, to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”), which owns 33.3% of Casinos Poland, for approximately $2.8 million (€2.2 million). The closing of this transaction occurred on March 12, 2007

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to goodwill and other intangible assets and property and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Goodwill and Other Intangible Assets - At December 31, 2006 we had goodwill of approximately $12.3 million and casino licenses of approximately $9.3 million. Our goodwill results from the acquisitions of casino and hotel operations and represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We have completed our annual assessments of goodwill and other intangibles with indefinite lives and an impairment charge of $0.2 million (CZK 5.0 million) was recorded to eliminate the goodwill associated with CM.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Stock-Based Compensation - We use the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires management to estimate certain variables. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. We estimated expected volatility using an average of our common stock price over the preceding 12 month period. For expected lives, an increase in the expected life of an option increases its value. For all options currently outstanding, we have estimated their expected lives to be equal to their contractual terms.

In addition, SFAS No. 123R requires that equity compensation be recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. This estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period.

Income Taxes - Significant judgment is required in developing our income tax provision. We have not recorded a valuation allowance on our deferred tax assets as of December 31, 2006, based on management’s belief that operating income will more likely than not be sufficient to realize the benefit of our deferred tax assets over time. In the event that actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial statements.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by us is incorporated by reference from Part II, Item 8, Financial Statements and Supplemental Data, Note 2 — Significant Accounting Policies, of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we may utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2006. Actual results may differ materially.

Interest Rate Sensitivity

We are subject to interest rate risk on our outstanding borrowings with Wells Fargo, Canadian Western Bank and Nedbank Limited. Interest on amounts outstanding under these loan agreements are variable and thus subject to fluctuations in their various prime or LIBOR indexed rates. Based on our current outstanding borrowings, a 1.0% movement in the weighted average interest rate would result in an approximate $0.7 million annualized increase or decrease in interest expense.

As of and subsequent to December 31, 2006, the Company has no outstanding interest rate swap agreements.

Foreign Currency Exchange Risk

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. Therefore, our earnings experience volatility related to movements in foreign currency exchange rates. We have not hedged against foreign currency exchange rate changes related to our international operations. As a result, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses related to such currency.

Item 8. Financial Statements and Supplementary Data.

See “Index” to the Company’s Financial Statements on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our principal executive officers, principal financial officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

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

The Company’s management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

On April 1, 2006 the Company acquired the existing operations of Balele Leisure (Pty) Ltd., which owns and operates the Monte Vista Casino and Conference Center (now known as “Century Casino Newcastle”) in Newcastle, South Africa. Commencing April 1, 2006, the financial position, results of operations and cash flows of Century Casino Newcastle are included in the consolidated financial statements of Century Casinos, Inc. The Company is in the process of implementing our internal controls over financial reporting for the acquired business and thus has not yet completed an assessment of their effectiveness. As of and for the period ending December 31, 2006, Century Casino Newcastle represents 12% of total assets, 12% of total liabilities, 11% of net operating revenue and 12% of net earnings in the consolidated financial statements of Century Casinos, Inc.

Based on the assessment using the criteria set forth by COSO, our management believes that, as of December 31, 2006, internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Grant Thornton LLP’s report is included under the caption entitled “Report of Independent Registered Public Accounting Firm” in Item 8 of this report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - During the fourth quarter of 2006, we began the implementation of a new information system that we will use to accumulate financial data used in the Company’s financial reporting. The implementation was not made in response to any deficiency in our internal controls. In addition, we are continuing to implement our internal controls over financial reporting for Century Casino Newcastle, which we acquired on April 1, 2006 and which was excluded from management’s assessment. There have been no other changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006, under the captions “Information Concerning Directors and Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co Chief Executive Officers, our President, our Senior Vice President and our Chief Accounting Officer. A complete text of this Code of Ethics is available on the Company's web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Ethics will be posted to the Investor Relations-Corporate section of the Company’s web site.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006, under the caption “Information Concerning Directors and Executive Officers” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006, under the caption “Voting Securities” and is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2006 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,432,710 (1)	$2.99	1,965,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,432,710	$2.99	1,965,000

(1) As of December 31, 2006, there were 1,407,710 derivative securities outstanding under the Equity Incentive Plan adopted in 1994 and 25,000 derivative securities outstanding under the 2005 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in this item is incorporated by reference from our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information in this item is incorporated by reference from our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2006, under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed with this report

1.	Financial Statements

The financial statements and related notes, together with the reports of Grant Thornton LLP dated March 15, 2007, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

2.	Financial Statement Schedules

None.

3.	List of Exhibits

(b)Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation is hereby incorporated by reference to Century Casinos’ Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.

3.2
Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference from Exhibit 11.14 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1A
Rights Agreement, dated as of April 29, 1999, between the Company and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos’ Form 8-A dated May 7, 1999.

4.1B
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

4.1C
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(10) Material Contracts

10.1
Contribution agreement dated as of October 12, 2004 among Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC., is hereby incorporated by reference from Exhibit 10.132 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.2
Limited Liability Company Agreement of CC Tollgate LLC dated as of October 12, 2004, is hereby incorporated by reference from Exhibit 10.133 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.3A
Shareholders’ Agreement between Century Casinos Africa (Proprietary) Limited and Winlen Casino Operators (Proprietary) Limited dated November 21, 2005, is hereby incorporated by reference from Exhibit 10.159 to Century Casinos’ Current Report on Form 8-K dated November 23, 2005.

10.3B
Sale of Shares Agreement, entered into as of October 18, 2005, between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust and Century Casinos Africa (Proprietary) Limited, is hereby incorporated by reference from Exhibit 10.170 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

10.3C
Memorandum of Agreement, entered into as of May 2, 2006, between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust, Century Casinos Africa (Proprietary) Limited, Balele Leisure (Proprietary) Limited and Winlen Casino Operators (Proprietary) Limited, is hereby incorporated by reference from Exhibit 10.171 to Century Casinos’ Current Report on Form 8-K dated May 8, 2006.

10.4A
Share Sale and Purchase Agreement between Malgorzata Maria Rogowicz-Angierman, Jerzy Cieślak, Piotr Marcin Nassius, Przemyslaw Dariusz Tomaszewski and Century Casinos Europe GmbH concluded on June 13, 2006, is hereby incorporated by reference from Exhibit 10.172 to Century Casinos’ Current Report on Form 8-K dated June 19, 2006.

10.4B
Loan Agreement between Century Casinos Europe GmbH and G5 Sp. z o.o. entered into on June 13, 2006, is hereby incorporated by reference from Exhibit 10.173 to Century Casinos’ Current Report on Form 8-K dated June 19, 2006.

10.4C†
Amendment to Share Sale Agreement between Malgorzata Maria Rogowicz-Angierman, Jerzy Cieślak, Piotr Marcin Nassius, Przemyslaw Dariusz Tomaszewski and Century Casinos Europe GmbH concluded on February 1, 2007.

10.4D†	Loan Agreement between Century Casinos Europe GmbH and G5 Sp. z o.o. entered into on February 1, 2007.

10.5
Binding letter of intent between Century Resorts Alberta Inc., 746306 Alberta Ltd and Century Resorts International Ltd dated December 2, 2005 and accepted on December 6, 2005, is hereby incorporated by reference from Exhibit 10.164 to Century Casinos’ Current Report on Form 8-K dated December 12, 2005.

10.6A
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

10.6B
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

10.6C
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

10.6D
Third Amendment to Restated Credit Agreement dated October 27, 2004 among WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., is hereby incorporated by reference from Exhibit 10.136 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.6E
Fourth Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2005, is hereby incorporated by reference from Exhibit 10.153 to Century Casinos’ Current Report on Form 8-K dated September 27, 2005.

10.6F
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 6, 2005, is hereby incorporated by reference from Exhibit 10.165 to Century Casinos’ Current Report on Form 8-K dated December 12, 2005.

10.6G
Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2006, is hereby incorporated by reference from Exhibit 10.180 to Century Casinos’ Current Report on Form 8-K dated November 6, 2006.

10.6H
Seventh Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2007, is hereby incorporated by reference from Exhibit 10.2 to Century Casinos’ Current Report on Form 8-K dated March 6, 2007.

10.7
Loan agreement by and between Century Casinos Caledon (Pty) Limited and Nedbank Limited dated August 26, 2005, is hereby incorporated by reference from Exhibit 10.152 to Century Casinos’ Current Report on Form 8-K dated September 1, 2005.

10.8
Commitment letter by and between Century Resorts Alberta Inc. and Canadian Western Bank dated September 23, 2005, original commitment letter dated August 3, 2005 and amendments dated September 8, 2005 and September 21, 2005, is hereby incorporated by reference from Exhibit 10.154 to Century Casinos’ Current Report on Form 8-K dated September 27, 2005.

10.9A
Credit Agreement dated as of November 18, 2005 among CC Tollgate LLC, a Delaware limited liability company, as Borrower, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference from Exhibit 10.160 to Century Casinos’ Current Report on Form 8-K dated November 29, 2005.

10.9B
First Amendment to Credit Agreement, dated as of June 28, 2006, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference from Exhibit 10.174 to Century Casinos’ Current Report on Form 8-K dated July 5, 2006.

10.9C
Second Amendment to Credit Agreement, dated as of February 28, 2007, by and between CC Tollgate LLC, the Lenders, the L/C Issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference from Exhibit 10.1 to Century Casinos’ Current Report on Form 8-K dated March 6, 2007.

10.10
Term Loan Agreement between Nedbank Limited and Century Casino Newcastle (Pty) Ltd., is hereby incorporated by reference from Exhibit 10.182 to Century Casinos’ Current Report on Form 8-K dated December 13, 2006.

10.11A*
Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference from Exhibit 10.120 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.11B*
Amendment to Employment Agreement, Dr. Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference from Exhibit 10.143 to Century Casinos’ Current report on Form 8-K dated February 3, 2005.

10.11C*
Amendment No. 2 to Employment Agreement, effective September 1, 2006, between Century Casinos, Inc. and Dr. Erwin Haitzmann, dated October 13, 2006, is hereby incorporated by reference from Exhibit 10.178 to Century Casinos’ Current Report on Form 8-K dated October 19, 2006.

10.12A*
Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference from Exhibit 10.121 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.12B*
Amendment to Employment Agreement, Mag. Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference from Exhibit 10.144 to Century Casinos’ Current Report on Form 8-K dated February 3, 2005.

10.12C*
Amendment No. 2 to Employment Agreement, effective September 1, 2006, between Century Casinos, Inc. and Mag. Peter Hoetzinger, dated October 13, 2006, is hereby incorporated by reference from Exhibit 10.179 to Century Casinos’ Current Report on Form 8-K dated October 19, 2006.

10.13*
Employment Agreement by and between Century Casinos, Inc and Mr. Larry Hannappel, dated March 22, 2005, is hereby incorporated by reference from Exhibit 10.147 to Century Casinos’ Current Report on Form 8-K dated March 22, 2005.

10.14*
Employment agreement, effective March 15, 2005, between Century Casinos, Inc. and Mr. Ray Sienko, dated February 16, 2006, is hereby incorporated by reference from Exhibit 10.167 to Century Casinos’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.15*
Employment contract, effective January 1, 2006, between Century Casinos Europe GmbH and Dr. Christian Gernert dated November 1, 2005, is hereby incorporated by reference from Exhibit 10.168 to Century Casinos’ Current Report on Form 8-K dated March 21, 2006.

10.16*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement, dated October 13, 2006, is hereby incorporated by reference from Exhibit 10.176 to Century Casinos’ Current Report on Form 8-K dated October 19, 2006.

10.17*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement, dated October 13, 2006, is hereby incorporated by reference from Exhibit 10.177 to Century Casinos’ Current Report on Form 8-K dated October 19, 2006.

10.18
Standard Form of Agreement Between Owner and Contractor where the basis for payment is the cost of the work plus a fee with a negotiated Guaranteed Maximum Price between the Owner, CC Tollgate LLC, and the Contractor, CFC Construction, Inc., dated July 21, 2005, is hereby incorporated by reference from Exhibit 10.162 to Century Casinos’ Current Report on Form 8-K dated December 8, 2005.

10.19
Agreement between Century Resorts Alberta Inc. (owner) and Chandos Construction Ltd. (contractor) as of December 2, 2005, is hereby incorporated by reference from Exhibit 10.163 to Century Casinos’ Current Report on Form 8-K dated December 8, 2005.

10.20
Century Casinos, Inc. 2005 Equity Incentive Plan effective June 17, 2005, is hereby incorporated by reference from Appendix A to Century Casinos’ Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.21A
ADC Agreement, dated September 30, 2005, by and among Bank Austria Creditanstalt AG, Century Casinos, Inc., and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference from Exhibit 10.157 to Century Casinos’ Current Report on Form 8-K dated October 3, 2005.

10.21B
Annex to ADC Agreement between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft dated September 30, 2005, is hereby incorporated by reference from Exhibit 10.158 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.22
Casino Services Agreement by and between CC Tollgate LLC and Century Resorts International Limited dated October 12, 2004, is hereby incorporated by reference from Exhibit 10.134 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.23
Management Agreement entered into as of November 18, 2005, effective April 1, 2006, by and between Balele Leisure (Proprietary) Limited and Century Casinos Africa (Proprietary) Limited, is hereby incorporated by reference from Exhibit 10.169 to Century Casinos’ Current Report on Form 8-K dated April 6, 2006.

10.24
Settlement Agreement entered into between Gold Reef Resorts Ltd., Akani Leisure Investments (Pty) Ltd., Akani Leisure (Silverstar Holdings) (Pty) Ltd., Silver Star Development Ltd., Century Resorts Ltd., Century Casinos West Rand (Pty) Ltd., Novomatic AG, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc, and Century Casinos Management, Inc., is hereby incorporated by reference from Exhibit 10.181 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

(21) Subsidiaries of the Registrant

21†	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23.1†	Consent of Independent Auditors - Grant Thornton LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Larry Hannappel, Senior Vice President and Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4†	Certification of Ray Sienko, Chief Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Larry Hannappel, Senior Vice President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

32.4†	Certification of Ray Sienko, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350.
________________
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
† Filed herewith. All other exhibits previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.

By:/s/ Erwin Haitzmann	By:/s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co Chief Executive Officer (Co Principal Executive Officer)	Peter Hoetzinger, Vice Chairman of the Board, Co Chief Executive Officer and President (Co Principal Executive Officer)

By:/s/ Larry Hannappel	By:/s/ Ray Sienko
Larry Hannappel, Senior Vice President (Principal Financial Officer)	Ray Sienko, Chief Accounting Officer (Principal Accounting Officer)

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann	Chairman of the Board and	/s/ Gottfried Schellmann	Director
Erwin Haitzmann	Co Chief Executive Officer	Gottfried Schellmann

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director
		/s/ Dinah Corbaci	Director
Dinah Corbaci

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements:
Reports of Independent Registered Public Accounting Firm - Grant Thornton LLP	F2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F4
Consolidated Statements of Earnings for the Three Years Ended December 31, 2006	F5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Years Ended December 31, 2006	F6
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006	F7
Notes to Consolidated Financial Statements	F11

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment using the modified prospective method as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Century Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2007 expressed an unqualified opinion on both management’s assessment of Century Casinos, Inc. and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Century Casinos, Inc. and subsidiaries’ internal control over financial reporting.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 15, 2007

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Century Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, Century Casinos, Inc. acquired a 60 percent interest in Balele Leisure (PTY) Ltd (now known as “Century Casino Newcastle”) during 2006, and management has excluded Century Casino Newcastle from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. We have also excluded Century Casino Newcastle from our audit of internal control over financial reporting. Century Casino Newcastle’s net operating revenues from April 1, 2006 to December 31, 2006 represent 11 percent of the Company’s consolidated net operating revenues for the year ended December 31, 2006 and Century Casino Newcastle’s total assets represent 12 percent of the Company’s consolidated assets as of December 31, 2006.

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

In our opinion, management’s assessment that Century Casinos, Inc. and subsidiaries, maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, Century Casinos, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Casinos, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 15, 2007

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share information	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$34,969	$37,167
Restricted cash	2,352	947
Receivables, net	934	293
Prepaid expenses	1,183	518
Inventories	445	209
Other current assets	1,091	971
Deferred income taxes - foreign	193	72
Total current assets	41,167	40,177

Property and Equipment, net	124,638	69,602
Goodwill	12,262	8,662
Casino Licenses	9,341	1,820
Deferred Income Taxes - domestic	1,763	219
- foreign	2,143	380
Note Receivable	5,170	-
Other Assets	1,376	2,488
Total	$197,860	$123,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$20,669	$1,789
Accounts payable and accrued liabilities	10,625	5,504
Accrued payroll	2,172	1,149
Taxes payable	2,509	1,189
Deferred income taxes - domestic	16	8
Total current liabilities	35,991	9,639

Long-Term Debt, less current portion	56,036	17,934
Minority Interest	5,406	4,444
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,168,443 and 22,568,443 shares issued, respectively; 23,004,067 and 22,380,567 shares outstanding, respectively	232	226
Additional paid-in capital	69,779	68,571
Accumulated other comprehensive income	2,768	2,568
Retained earnings	28,020	20,391
	100,799	91,756
Treasury stock - 164,376 and 187,876 shares at cost, respectively	(372)	(425)
Total shareholders’ equity	100,427	91,331
Total	$197,860	$123,348

See notes to consolidated financial statements
-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in thousands, except per share information	For the Year Ended December 31,
	2006	2005	2004
Operating Revenue:
Casino	$ 54,499	$ 36,394	$ 34,641
Hotel, food and beverage	6,066	4,522	4,322
Other	1,174	783	1,092
	61,739	41,699	40,055
Less promotional allowances	(5,454)	(4,254)	(4,290)
Net operating revenue	56,285	37,445	35,765
Operating Costs and Expenses:
Casino	23,123	14,293	13,760
Hotel, food and beverage	4,926	2,776	3,134
General and administrative	19,345	11,134	9,140
Impairments and other write-offs, net of recoveries	894	(61)	(215)
Depreciation	4,747	3,349	2,993
Total operating costs and expenses	53,035	31,491	28,812
(Loss) earnings from equity investment	-	(109)	55
Earnings from Operations	3,250	5,845	7,008
Non-Operating Income (Expense):
Interest income	896	476	168
Interest expense	(3,406)	(2,290)	(1,587)
Gain on sale of Gauteng interest	5,231	-	-
Gains on foreign currency transactions and other	469	9	(4)
Non-operating income (expense), net	3,190	(1,805)	(1,423)
Earnings before Income Taxes, Minority Interest and Preferred Dividends	6,440	4,040	5,585
Provision for income taxes	134	347	749
Earnings before Minority Interest and Preferred Dividends	6,306	3,693	4,836
Minority interest in subsidiary losses (earnings)	1,461	788	(98)
Preferred dividends issued by subsidiary	(138)	-	-
Net Earnings	$7,629	$4,481	$4,738

Earnings Per Share
Basic	$0.33	$0.28	$0.35
Diluted	$0.32	$0.25	$0.30

See notes to consolidated financial statements
-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Amounts in thousands, except per share information)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

BALANCE AT JANUARY 1, 2004	14,485,776	$145	$21,529	$2,034	$11,172	805,276	$(1,832)	$33,048

Options exercised	-	-	(1)	-	-	(14,400)	31	30
Foreign currency translation adjustment	-	-	-	2,775	-	-	-	2,775
Reclassification of gains included in net earnings attributable to the sale of Verkrans	-	-	-	(380)	-	-	-	(380)
Change in fair value of interest rate swap, net of income tax expense	-	-	-	428	-	-	-	428
Reclassification of interest expense on interest rate swap	-	-	-	(260)	-	-	-	(260)
Net earnings	-	-	-	-	4,738	-	-	4,738
BALANCE AT DECEMBER 31, 2004	14,485,776	$145	$21,528	$4,597	$15,910	790,876	$(1,801)	$40,379

Issuance of common stock, net of $3.0 million in issuance costs	7,132,667	71	46,116	-	-	-	-	46,187
Options exercised	950,000	10	927	-	-	(603,000)	1,376	2,313
Foreign currency translation adjustment	-	-	-	(2,093)	-	-	-	(2,093)
Change in fair value of interest rate swap, net of income tax expense	-	-	-	166	-	-	-	166
Reclassification of interest expense on interest rate swap	-	-	-	(102)	-	-	-	(102)
Net earnings	-	-	-	-	4,481	-	-	4,481
BALANCE AT DECEMBER 31, 2005	22,568,443	$226	$68,571	$2,568	$20,391	187,876	$(425)	$91,331

Common stock issuance costs	-	-	(22)	-	-	-	-	(22)
Options exercised	600,000	6	454	-	-	(23,500)	53	513
Tax impact of stock option exercises	-	-	403	-	-	-	-	403
Amortization of stock based compensation	-	-	373	-	-	-	-	373
Foreign currency translation adjustment	-	-	-	200	-	-	-	200
Net earnings	-	-	-	-	7,629	-	-	7,629
BALANCE AT DECEMBER 31, 2006	23,168,443	$232	$69,779	$2,768	$28,020	164,376	$(372)	$100,427

See notes to consolidated financial statements

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands	For the Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net earnings	$7,629	$4,481	$4,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	4,747	3,349	2,993
Imputed interest	160	-	-
Amortization of stock-based compensation	373	-	-
Amortization of deferred financing costs	200	448	75
Deferred tax (benefit) expense	(2,303)	(147)	554
Minority interest in subsidiary (losses) earnings	(1,461)	(788)	98
Loss (earnings) from equity investment	-	109	(55)
Reclassification of accumulated foreign currency translation adjustment attributable to the sale of Verkrans	-	-	(380)
Impairment of goodwill - Century Casino Millennium	237	-	-
Net proceeds on sale of Gauteng interest	(5,231)	-	-
Loss (gain) on disposition of assets	22	(74)	(20)
Write-off of fixed assets	1,028	32	-
Excess tax benefits from stock-based payment arrangements	(403)	-	-
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	(380)	(151)	110
Prepaid expenses and other assets	(658)	(888)	(357)
Accounts payable and accrued liabilities	3,566	798	1,282
Accrued payroll	872	(177)	43
Taxes payable	1,096	546	(609)

Net cash provided by operating activities	$9,494	$7,538	$8,472

-Continued on following page-

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Amounts in thousands	For the Year Ended December 31,
	2006	2005	2004
Cash Flows from Investing Activities:
Purchases of property and equipment	$(57,295)	$(21,190)	$(4,508)
Net proceeds on sale of Gauteng interest	5,231	-	-
Acquisition of remaining interest in subsidiary	(5,135)	-	-
Note receivable (see Note 1)	(4,752)	-	-
Cash contribution of $3.5 million towards interest in CC Tollgate LLC.	-	-	(3,500)
Cash contribution of $2.4 million towards interest in subsidiary, less net cash acquired of $1.7 million	-	(753)	-
Cash contribution of $0.7 million towards interest in Casino Millennium, less net cash acquired of $0.3 million	(362)	-	-
Cash contribution of $6.7 million towards interest in Newcastle, less net cash acquired of $1.5 million	(5,121)	-	-
Proceeds from disposition of subsidiary	-	-	753
Proceeds from disposition of assets	229	264	205

Net cash used in investing activities	$(67,205)	$(21,679)	$(7,050)

Cash Flows from Financing Activities:
Proceeds from borrowings	$84,077	$58,680	$31,462
Principal repayments	(30,580)	(59,467)	(29,479)
Excess tax benefits from stock-based payment arrangements	403	-	-
Distribution to minority interest	-	(1,000)	-
Deferred financing costs	(155)	(2,419)	(113)
Increase in restricted cash	(416)	(387)	-
Proceeds from exercise of options	513	2,313	31
Proceeds from issuance of Austrian Depositary Certificates, net of $3.0 million in issuance costs	(22)	46,187	-
Other	-	4	5
Net cash provided by financing activities	$53,820	$43,911	$1,906
Effect of exchange rate changes on cash	1,693	(1,014)	354

(Decrease) Increase in Cash and Cash Equivalents	(2,198)	28,756	3,682

Cash and Cash Equivalents at Beginning of Year	37,167	8,411	4,729

Cash and Cash Equivalents at End of Year	$34,969	$37,167	$8,411

Supplemental Disclosure of Noncash Investing and Financing Activities:

The Company has approximately $0.7 million and $2.0 million of accrued construction liabilities relating to its various development projects as of December 31, 2006 and 2005, respectively. In addition, the Company entered into capital leases of approximately $0.8 million during 2006. The Company has offset the total purchases of property and equipment for 2006 and 2005 by these amounts.

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Century Resorts Alberta, Inc.

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

The assets acquired and liabilities assumed are reported in the December 31, 2006 consolidated balance sheet. CRA is a new entity and pro forma information is not applicable.

Century Casino Newcastle

On April 1, 2006, Century Casinos Africa (“CCA”) completed the purchase of a 60% controlling interest in Century Casino Newcastle (“CNEW”) for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,530
Accounts receivable	35
Prepaid expenses	91
Inventory	74
Property and equipment, net	3,009
Casino licenses	8,911
Deferred income taxes - foreign	1,314
Accounts payable and accrued liabilities	(801)
Accrued payroll	(183)
Taxes payable	(446)
Long-term debt	(1,965)
Amount credited to minority partner	(4,917)
Cash paid	$6,652

The assets acquired and liabilities assumed are reported in the December 31, 2006 consolidated balance sheet.

Century Casino Millennium

In January 2004, the Company, through its wholly owned subsidiary Century Casinos Europe GmbH (“CCE”), purchased an additional 40% interest in Century Casino Millennium (“CM”), bringing its total interest to 50%, by contributing gaming equipment with a net book value of $0.6 million. The contribution of the gaming equipment, along with a cash contribution made in December 2002 which was accounted for by CCE on a cost basis in Euro and had a value of $0.3 million on January 3, 2004, brought the Company’s total investment in CM to $0.9 million, of which $0.3 million was allocated to a shareholder loan acquired as part of the transaction. The difference between the cost and the equity of CM, of $0.6 million, was recorded as goodwill.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

On April 13, 2006, CCE purchased the remaining 50% interest in CM for approximately $0.7 million. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$318
Restricted cash	929
Accounts receivable	153
Property and equipment, net	594
Goodwill	(345)
Other assets, including intercompany debt assumed	196
Accounts payable and accrued liabilities	(132)
Accrued payroll	(9)
Taxes payable	(343)
Long-term debt	(681)
Cash paid	$680

The purchase price allocation for CM was completed in June 2006. The final allocation of the purchase price increased goodwill and reduced the value of the Company’s tangible assets by an immaterial amount. The assets acquired and liabilities assumed are reported in the December 31, 2006 consolidated balance sheet.

CC Tollgate LLC

In December 2004, the Company, through its wholly owned subsidiary Century Casinos Tollgate, Inc. (“CTI”), purchased a 65% interest in CC Tollgate LLC (“CTL”). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Property and equipment, net	$9,205
Accounts payable and accrued liabilities	(123)
Long-term debt	(4,582)
Amount credited to minority partner	(1,000)
Cash paid	$3,500

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. CTL is a new entity and pro forma information is not applicable.

Supplemental Disclosure of Cash Flow Information:

Amounts in thousands	2006	2005	2004
Interest paid, net of capitalized interest of $2,105 in 2006, $582 in 2005 and $0 in 2004	$4,159	$1,890	$1,504
Income taxes paid	$787	$1,083	$614

See notes to consolidated financial statements

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. We own and/or manage casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position:

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Resorts Ltd.	CRL	CCI	96.5%
Blue Bells Country Club (Pty) Ltd.	BBC	CRL	100%
Blue Crane Signature Golf Estates (Pty) Ltd.	BCS	CRL	100%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Celebrations Accommodation & Food Service Management (Pty) Ltd.	CEL	CCA	100%
Century Casino Newcastle (Pty) Ltd.	CNEW	CCA	60%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Century Resorts International Ltd.	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	100%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	65%
Century Casinos Management, Inc.	CCM	CCI	100%
Century Casinos Europe GmbH	CCE	CCI	100%
Century Casino Millennium, a.s.	CM	CCE	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino and Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. On April 1, 2006, CCA, a subsidiary of CRL, completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”) for approximately $7.4 million (ZAR 45.5 million - See Note 3). CCAL and CNEW, operating subsidiaries of CCA, own and operate The Caledon Hotel, Spa and Casino (“Caledon”) and Century Casino Newcastle, respectively.

-F11-

CRI serves as concessionaire of small casinos on luxury cruise vessels and provides technical casino services to Century Casino Millennium (“CM”), a casino located within the Marriott Hotel in Prague, Czech Republic. On February 24, 2005, CRI acquired a 56.4% interest in Century Resorts Alberta, Inc. (“CRA”) for approximately $2.4 million. On January 12, 2006, CRI purchased the remaining 43.6% interest in CRA for approximately $6.3 million (CAD 7.3 million). CRA owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada. CRI paid approximately $5.1 million (CAD 5.8 million) at closing with the remainder payable on November 17, 2007 (the first anniversary of the opening of the casino). CRI has entered into casino services agreements and/or executive management agreements for which it earns a fee from other subsidiaries of CCI.

CTI has a 65% controlling interest in CTL, which owns and operates the Century Casino and Hotel, a limited-stakes gaming facility, in Central City, Colorado.

CCM provides management services to CTL.

CCE owns CM. Prior to April 13, 2006, CCE had a 50% equity ownership in CM. On April 13, 2006, CCE purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10.0 million), the assumption of loans previously granted by the former partner and the purchase price for the former partner’s 50% equity interest. CCE also provides administrative support for CCI executive management in Europe.

Other Developments:

Casinos Poland - On June 13, 2006, CCE entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5 Sp. z o.o. (“G5”) for approximately $3.8 million (€2.9 million). G5 owns 33.3% of all shares issued by Casinos Poland Ltd. Casinos Poland owns seven casinos and one slot arcade throughout Poland and generated unaudited net revenues of approximately $53.7 million in 2006. In connection with the purchase, we loaned G5 approximately $5.2 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. On February 1, 2007, we loaned G5 an additional $1.0 million (PLN 3.0 million) to repay additional amounts to creditors. As a result of the loan, the purchase price of the shares was reduced by $1.0 million (€0.7 million). As the Company will only have a 1/3 interest in Casinos Poland and will not have a separate agreement to manage the property, subject to a Financial Accounting Standards Board (“FASB”) Interpretation 46 (“FIN 46”) analysis, the Company expects to account for this transaction under the equity method. The closing of this transaction occurred on March 12, 2007.

Gauteng, South Africa - On September 28, 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million), less commissions of $0.1 million (ZAR 1.3 million). The Company has recorded $5.2 million (ZAR 39.0 million) as a gain on sale of Gauteng interest on the December 31, 2006 consolidated statement of earnings (the remaining $0.4 million (ZAR 3.0 million) related to the recovery of a previously written off loan).

-F12-

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned, and in which the Company does not have the ability to exercise control, are accounted for under the equity method. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Our ownership interests in CTL, CNEW and CRL are carried at our capital account balances based on provisions in each company’s respective agreements that require liquidation to be proportionate to each unitholder’s positive capital account, resulting in cumulative minority interest liabilities of $5.6 million and $4.4 million as of December 31, 2006 and 2005, respectively. For CTL, prior to April 2006, by agreement all losses were allocated to the minority partner until its capital account balance was in the same proportion as its ownership percentage.

Prior to April 13, 2006, we had a 50% ownership in CM and we accounted for this investment under the equity method. For the year ended December 31, 2005, CM had net operating revenues of $2.1 million and a net loss of $0.4 million. For the year ended December 31, 2004, CM had net operating revenues of $2.5 million and net income of $0.1 million. The Company only recorded its portion of CM’s losses that reduced its net investment to zero.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Restricted Cash - Restricted cash at December 31, 2006 consists of minimum deposits of $1.1 million (€0.8 million) that are required in connection with our listing on the Vienna Stock Exchange (“VSE”), $1.1 million (CZK 22.0 million) held with the Ministry of Finance of the Czech Republic for our casino in Prague and $0.2 million (CAD 0.3 million) of cash required to be used for construction expenditures in Edmonton, Alberta, Canada. Restricted cash at December 31, 2005 consisted of $0.9 million (€0.8 million) for the required VSE deposit.

Fair Value of Financial Instruments - We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, long-term debt and, at times, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2006 and 2005. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, we use alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Our carrying value of financial instruments approximates fair value at December 31, 2006 and 2005.

-F13-

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset. The Company capitalized $2.1 million and $0.6 million towards our various construction projects during 2006 and 2005, respectively. No interest was capitalized during 2004.

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

Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Based on the evaluations completed in 2006, the Company recorded a charge of $0.2 million (CZK 5.0 million) to eliminate the goodwill associated with CM. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2005 or 2004.

Casino Licenses - In evaluating the Company’s capitalized casino license costs, management considered all of the criteria set forth in SFAS 142 for determining useful life. Of particular significance in this evaluation are the existing regulatory provisions relating to the renewal of licenses. In general, the renewal of a license can be done at minimal cost to the Company, as long as the Company is in compliance with all applicable laws. Based on our evaluation, the Company deemed that casino license costs have an indefinite life.

Impairment of Long-Lived Assets - We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. For the year ended December 31, 2006, the Company’s majority owned subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete. No impairment charges were recorded for the years ended December 31, 2005 and 2004 (See Note 10).

-F14-

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage revenues are recognized as products are delivered or services are performed. Management and consulting fees are recognized as revenue as services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Promotional Allowances - Hotel accommodations and food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net revenue.

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

Promotional allowances presented in the consolidated statement of earnings for 2006, 2005 and 2004 include the following:

Amounts in thousands	2006	2005	2004

Food & Beverage and Hotel Comps, at retail(1)	$1,806	$1,373	$1,452
Free Plays or Coupons	1,663	1,573	1,569
Player Points	1,985	1,308	1,269
Total Promotional Allowances	$5,454	$4,254	$4,290
(1) The estimated cost of such complimentary services, charged to casino operations, was $0.9 million, $1.0 million and $1.1 million in 2006, 2005 and 2004, respectively.

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

	December 31, 2006	December 31, 2005	December 31, 2004
Canadian Dollars (CAD)	1.1653	1.1659	1.2036
Czech Koruna (CZK)	20.8500	24.5810	22.4640
Euros (€)	0.7578	0.8446	0.7388
Polish Zloty (PLN)	2.9016	N/A	N/A
South African Rand (ZAR)	7.0496	6.3399	5.6640
Source: Pacific Exchange Rate Service

-F15-

Income Taxes - We account for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.

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

Comprehensive Income - Comprehensive income includes the effect of fluctuations in foreign currency rates on the values of our foreign investments and fair value gains and losses on the interest rate swap agreements we maintain from time to time to hedge against interest rate increases on our credit facilities.

Operating Segments - We are managed in seven segments, based primarily on our casino properties. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales. Please refer to note 13, “Segment and Geographic Information“, for a description of our segments.

Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $1.6 million, $0.7 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Preopening Expenses - Preopening, pre-operating and organization activities are expensed as incurred. We incurred approximately $4.0 million of pre-opening expenses for the year ended December 31, 2006 towards our projects in Central City, Colorado, Edmonton, Canada, and Newcastle, South Africa. We incurred approximately $0.4 million of pre-opening expenses in 2005 towards our project in Central City, Colorado. By agreement, the entire loss was allocated to our minority partner in this project.

-F16-

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning January 1, 2008. The Company has not yet completed an assessment of the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of providing a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R).” SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of the initial adjustment will be recorded as an adjustment to the ending balance of other comprehensive income. Subsequent changes in funded status will also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company’s current financial position, results of operations or cash flows.

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

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”, which sets forth a specific recognition threshold and measurement method for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its consolidated financial statements.

-F17-

3.	INVESTMENT IN NEWCASTLE

On April 1, 2006, our subsidiary CCA completed the purchase of a 60% controlling interest in Balele, which owns a casino in Newcastle, South Africa, for approximately $9.3 million (ZAR 57.5 million). Following the purchase, we began the development of a new casino in Newcastle. In connection with CCA’s purchase of its equity interest in Balele, a sale of share agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the facility that housed the original casino for approximately $1.9 million (ZAR 12.0 million) within 60 days of closing. The Sellers informed CCA that they would not be able to sell the facility for ZAR 12.0 million. As a result, the purchase price for the 60% interest in Balele was reduced by this amount, resulting in an overall purchase price of $7.4 million (ZAR 45.5 million). We paid $6.7 million (ZAR 40.5 million) at closing with the remainder payable on the first anniversary of the opening of the casino. The Company consolidated the results of Balele, now known as Century Casino Newcastle (Pty) Ltd. (“CNEW”), in its financial statements as of April 1, 2006.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenues during the first 12 months of operation at the new casino exceeds $13.5 million (ZAR 95.0 million). As of December 31, 2006, the Company does not deem it probable that casino revenues will exceed the required amounts.

The following pro forma operating information for 2006 and 2005 has been prepared as if the acquisition of CCA’s 60% interest in CNEW had been consummated as of January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2005.

Unaudited pro forma results are as follows:

Amounts in thousands, except for share information	2006	2005
Net Operating Revenue	$58,356	$45,152

Operating Costs and Expenses:
Operating expenses	50,388	33,772
Depreciation and amortization	4,865	3,867

Total operating costs and expenses	55,253	37,639

Earnings from Operations	3,103	7,513
Non-operating income (expenses), net	3,223	(1,666)
Earnings before Income Taxes, Minority Interest and Preferred Dividends	6,326	5,847
Provision for income taxes	78	758
Earnings before Minority Interest and Preferred Dividends	6,248	5,089
Minority interest in subsidiary losses	1,523	336
Preferred dividends issued by subsidiary	(138)	-
Net Earnings	$7,633	$5,425

Earnings Per Share:
Basic	$0.34	$0.34
Diluted	$0.32	$0.30

-F18-

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consist of the following:

Amounts in thousands	2006	2005
Buildings and improvements	$86,144	$28,828
Gaming equipment	23,328	13,976
Furniture and office equipment	10,473	5,075
Other equipment	5,736	2,553
	125,681	50,432
Less accumulated depreciation	(25,673)	(21,869)
	100,008	28,563

Land	23,833	22,432
Capital projects in process	797	18,218
Non-operating casino and land	-	389
Property and equipment, net	$124,638	$69,602

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4.7 million, $3.3 million and $3.0 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows by segment:

Amounts in thousands	WMCK	CCAL	CRA	CM	Total
Balance - January 1, 2005	$7,232	1,009	-	604	$8,845
Effect of foreign currency translation	-	(107)	-	(76)	(183)
Balance - January 1, 2006	$7,232	902	-	528	$8,662
Purchase of remaining 43.6% interest in CRA	-	-	4,342	-	4,342
Purchase of remaining 50% interest in CM	-	-	-	(345)	(345)
Impairment	-	-	-	(237)	(237)
Effect of foreign currency translation	-	(91)	(123)	54	(160)
Balance - December 31, 2006	$7,232	811	4,219	-	$12,262

Intangible assets, not subject to amortization, include casino licenses for the following properties as of December 31:

Amounts in thousands	2006	2005
The Caledon - South Africa (1)	$1,636	$1,820
Century Casino Newcastle - South Africa	7,705	-
Total casino licenses	$9,341	$1,820
 (1) Includes impact of foreign currency translation of approximately $0.2 million in 2006.

-F19-

6.	LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consists of the following:

Amounts in thousands	2006	2005
Revolving Credit Facility - Cripple Creek	$7,084	$481
Construction Term Loan - Central City	34,495	8,931
Term Loan - Newcastle	7,146	-
Term Loan - Caledon	6,743	9,091
Construction Term Loan - Edmonton	16,364	-
Notes payable and other	4,011	1,135
Capital leases	862	85

Total long-term debt	76,705	19,723
Less current portion	(20,669)	(1,789)
Long-term portion	$56,036	$17,934

Revolving Credit Facility - Cripple Creek

On April 21, 2000, the Company and Wells Fargo Bank (the “Bank”) entered into an Amended and Restated Credit Agreement, which has since been further amended (the “Amended Womacks Agreement”). The Amended Womacks Agreement, which matures on December 31, 2008, provided the Company with an original aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility (“Womacks RCF”) of $26 million. The aggregate commitment available to the Company was reduced by $0.3 million on July 1, 2005 and October 1, 2005, by $0.6 million on January 1, 2006 and April 1, 2006, and will be further reduced by $0.7 million at the beginning of each quarter effective July 1, 2006 through maturity. The Amended Womacks Agreement is guaranteed by the Company and permits the Company to enter into a management agreement with WMCK, subject to certain limitations. The Amended Womacks Agreement permitted the Company to make capital contributions to Womacks for a specified period of time for the repayment of the outstanding obligations under the Womacks RCF, and subsequently permits Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions (maximum of $8.5 million as of December 31, 2006, subject to covenant limitations) made during the specified period. The commitment available as of December 31, 2006, net of quarterly reductions, is $17.7 million and, based on WMCK’s maximum leverage ratio (as defined in the Amended Womacks Agreement), unused borrowing capacity is $5.3 million. Interest on the Amended Womacks Agreement is variable based on the interest rate option selected by the Company, plus an applicable margin based on WMCK’s consolidated leverage ratio. The Amended Womacks Agreement also requires a nonusage fee based on WMCK’s consolidated leverage ratio on the unused portion of the commitment. The principal balance outstanding under the Amended Womacks Agreement as of December 31, 2006 and 2005 was $7.1 million and $0.5 million, respectively.

The Amended Womacks Agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.75 to 1.00 as of the quarter ending December 31, 2005 (decreasing as scheduled to 2.00 to 1.00 as of the quarter ending June 30, 2007 until the Womacks RCF terminates), ii) a minimum interest coverage ratio no less than 2.00 to 1.00, and iii) a TFCC ratio (a derivative of EBITDA, as defined in the Amended Womacks Agreement) of no less than 1.10 to 1.00. The Company is in compliance with the restrictive covenants on the financial ratios of WMCK contained in the Womacks RCF as of December 31, 2006 and 2005. The loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of Womacks property. The interest rate at December 31, 2006 was 8.25% for the balance of the loan outstanding under the prime based provisions of the Amended Womacks Agreement.

-F20-

In May 2000, we entered into a five-year interest rate swap agreement on $4.0 million notional amount of debt under the Womacks RCF, whereby we paid a LIBOR-based fixed rate of 7.95% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. This swap agreement expired on July 1, 2005. We have not entered into any new swap agreements as of December 31, 2006. Our objective for entering into the interest rate swap agreement, a derivative instrument designated as a cash flow hedging instrument, was to eliminate the variability of cash flows in the interest payments for a portion of the Womacks RCF. We have determined that the cash flow hedges were highly effective. Accordingly no net gain or loss has been recognized in earnings during 2005 and 2004 for hedge ineffectiveness. The effective portion on the interest rate swaps of $0.2 million and $0.4 million, net of income tax expense of less than $0.1 million and $0.1 million has been reported in comprehensive income on the statement of shareholders’ equity and comprehensive income for 2005 and 2004, respectively. Net additional interest expense to us under the swap agreement was $0.1 million and $0.3 million in 2005 and 2004, respectively. Including the impact of the swap and the amortization of the deferred financing cost, the effective rate on the borrowings under the Womacks RCF was 10.0%, 7.3% and 6.7% for 2006, 2005 and 2004, respectively.

The Company has a non-interest bearing stand-by letter of credit agreement for $0.8 million with the Bank. The letter of credit is secured by the Amended Womacks Agreement and expires on March 27, 2007. The letter of credit is a guarantee to Central City, Colorado for the Company’s completion of certain requirements relating to the construction of the Central City casino. As of December 31, 2006, there was no balance outstanding under this letter of credit.

Construction Term Loan - Central City

On November 21, 2005, CTL entered into a $35 million loan agreement, that has since been amended (“Amended Tollgate Agreement”), with Wells Fargo Bank and a syndicate of institutional lenders. The Amended Tollgate Agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan converted to a 60-month term loan (“CC Term Loan”) on November 22, 2006 (“Conversion Date”). The CC Term Loan and the CC Revolver will both mature on November 22, 2011. Beginning December 31, 2007, the amount outstanding under the CC Term Loan will be subject to quarterly reductions of $0.6 million. Availability under the CC Revolver will be conditional upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and the Company’s continued ability to make certain representations and warranties, including representations as to the absence of liens on the Central City properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, and continued effectiveness of the documents granting security for the credit facility. The interest rate on both loans, as amended, is the greater of 6.5% or the Prime Rate plus 2.0% (10.25% as of December 31, 2006) and a service fee of 0.5% on the total outstanding balance, payable monthly. Upon closing, CTL incurred a facility fee of $1.1 million payable to Wells Fargo Bank which was satisfied from the proceeds of the loan. The Amended Tollgate Agreement is subject to a prepayment fee, 9.3% at the Conversion Date, which decreases annually to 2.3% in the 17th full quarter after the Conversion Date of the loan through maturity; a nonusage fee of 0.75% on the unused portion of the total commitment; various reporting requirements and various financial covenants, the most significant being Senior Leverage Ratio, Adjusted Fixed Charge Coverage, Limitation on Indebtedness and Restriction on Distributions. The Amended Tollgate Agreement is secured by all of CTL’s assets and is guaranteed by the Company. The principal balance outstanding under the Amended Tollgate Agreement as of December 31, 2006 was $34.5 million, of which $21.4 million is considered long-term in the accompanying December 31, 2006 consolidated balance sheet. On March 2, 2007, the Company repaid $10.0 million of principal towards the CC Term Loan. On March 13, 2007, the Company repaid $2.5 million towards the CC Revolver. CTL incurred a prepayment charge of $0.3 million relating to these early repayments. This charge will be payable on the maturity of the Amended Tollgate Agreement.

-F21-

Term Loan - Newcastle

On July 20, 2006, CNEW entered into a loan agreement with Nedbank Limited (“Nedbank”). Pursuant to this loan agreement, Nedbank extended temporary financing and available credit to CNEW, in the form of a construction loan, for the total amount of $7.1 million (ZAR 50.0 million). The net proceeds from this financing were used by CNEW for the construction of a new casino and hotel in Newcastle, South Africa. On December 7, 2006, the construction loan converted to a term loan, payable in monthly installments of approximately $0.2 million (ZAR 1.1 million). The loan matures on December 7, 2011. The term loan bears interest at South Africa’s prime interest rate less 1.5% (which equates to 11.0% as of December 31, 2006) and is secured by the pledge of 100% of the total outstanding common stock of CNEW. As of December 31, 2006, $7.1 million of principal is outstanding, of which $6.0 million is considered long-term in the accompanying December 31, 2006 consolidated balance sheet.

Term Loan - Caledon

On August 26, 2005, CCAL received a $9.4 million (ZAR 60.0 million) term loan from Nedbank, the net proceeds of which were used for the repayment of existing bank debt and additional working capital needs. In connection with the loan, CCAL and Nedbank entered into a loan agreement specifying the terms of the loan. Pursuant to the loan agreement, monthly principal and interest installment payments of $0.2 million (ZAR 1.3 million) are due on the first day of each month. The loan matures on September 1, 2010, at which time any outstanding principal and interest will be due. The term loan bears interest at South Africa’s prime interest rate less 1.5% (which equates to 11.0% as of December 31, 2006) and is secured by $1.4 million (ZAR 10.0 million) of CCAL’s assets and 100% of the issued share capital of CCAL. CCAL has the option to prepay the loan, without penalty, upon 90 days written notice. As of December 31, 2006, $6.7 million of principal is outstanding, of which $5.2 million is considered long-term in the accompanying December 31, 2006 consolidated balance sheet.

Construction Term Loan - Edmonton

On September 23, 2005, CRA agreed to the terms of a $17.2 million (CAD 20.0 million) credit facility with Canadian Western Bank (“CWB”) for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility is initially structured as a construction loan maturing on the earlier of 18 months from the initial construction draw or the receipt of a certified architectural completion certificate, certificate of occupancy and casino license. The construction loan bears interest at CWB’s Prime Lending Rate plus 1.25% (which equates to 7.25% as of December 31, 2006), payable on the first day of each month. No principal payments are required on the construction loan. Upon maturity of the construction loan, CWB will issue a term loan to CRA, maturing within one to five years at CRA’s election. Proceeds from the term loan will be used to pay theoutstanding balance of the construction loan. The interest rate on the term loan will be based on the maturity date selected by CRA. As of December 31, 2006, interest rates ranged from 6.65% to 6.80%, depending on the length of maturity selected. Monthly principal and interest payments on the term loan are based on a 10-year amortization, payable on the first day of each month. The loan facility is secured by the assets of CRA and guaranteed by the Company. CRA has the option to prepay the construction loan without penalty. CRA may elect to prepay up to 10% of the original principal amount of the term loan annually without penalty or bonus; prepayment of any additional amounts is subject to three months interest at the fixed interest rate. The principal balance outstanding under the loan agreement with CWB as of December 31, 2006 was $16.4 million, of which $15.1 million is considered long-term in the accompanying December 31, 2006 consolidated balance sheet.

-F22-

The Company has two non-interest bearing stand-by letter of credit agreements totaling $0.1 million with CWB. These letters of credit have no maturity date and are cancelable upon written notice by CRA. CRA will incur a 1% charge for each year the letters of credit are outstanding. These letters of credit guarantee to the City of Edmonton, Alberta, Canada the completion of certain requirements relating to the construction of the casino. As of December 31, 2006, there were no balances outstanding under these letters of credit.

Notes payable and other

An unsecured note payable in the amount of $1.0 million to a minority interest holder in CTL is payable in two equal installments. The first payment is due on July 11, 2007, with the second payment due six months later. The note bears interest at 8%. As of December 31, 2006, $0.5 million of the note has been classified as a current liability, with the remaining $0.5 million classified as a long-term liability, in the accompanying consolidated balance sheet. The note payable is subordinated to the Amended Tollgate Agreement discussed above.

In December 2004, the Company issued a second unsecured note payable in the amount of $0.1 million to a minority interest holder in CTL, payable on the first anniversary of the opening date of the casino (July 11, 2007). This amount has been recorded as a current liability on the December 31, 2006 consolidated balance sheet.

In conjunction with the buyout of the minority interest in CRA (see Note 1), an unsecured note payable in the amount of $1.2 million ($1.4 million Canadian) is payable on the earlier of (1) the 10th business day following the first anniversary of the opening date of the casino project in Edmonton, Alberta, Canada or (2) the date that the Company transfers all of its shares in CRA to any other party other than an affiliate of the Company. The note is non-interest bearing; however, if CRI defaults on the payment of the note, the note bears interest at 12% per annum from the date of default. The Company, using an imputed interest rate based on CRA’s weighted average interest rate, has recorded this note at its net present value of $1.1 million. The note is classified as a current liability on the December 31, 2006 consolidated balance sheet.

As mentioned in Note 3, CCA completed the purchase of a 60% controlling interest in CNEW on April 1, 2006 for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The remaining $0.7 million (ZAR 5.0 million), which is payable one year from the opening of the new casino facility, has been recorded at its net present value of $0.6 million (ZAR 4.6 million), using an imputed interest rate based on CNEW’s weighted average interest rate, and is classified as a current liability on the December 31, 2006 consolidated balance sheet.

-F23-

In conjunction with the purchase of CNEW, the Company agreed to reimburse the previous ownership of CNEW for all professional fees and disbursements incurred by the previous ownership relating to the development of the new casino between the date the agreements were signed and date of closing. As agreed, the reimbursement shall take place when the directors of CNEW consider that the available cash resources of CNEW so permit and will be paid from CNEW’s available funds. As a result of this agreement, the Company has a current liability of $1.1 million (ZAR 7.5 million) on the December 31, 2006 consolidated balance sheet.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Amounts in thousands	2006	2005
Deferred financing charges - current	$898	$478
Deferred financing charges - long-term	1,168	1,645
Total	$2,066	$2,123

Amortization expense relating to these deferred financing charges for the years ended December 31, 2006, 2005 and 2004 totaled $0.2 million, $0.4 million and less than $0.1 million, respectively. In 2006, we capitalized approximately $0.3 million of deferred financing charges towards the construction of our new casinos.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 11.1%, 7.0% and 9.1% for the years ended December 31, 2006, 2005, and 2004, respectively, excluding the amortization of deferred financing charges. Construction financing for the Central City, Colorado project, at a weighted average interest rate of 13.1%, accounted for approximately 51% of the average outstanding debt during 2006. Repayment of high interest rate debt in South Africa helped limit the increase in the weighted average interest rate for 2005.

As of December 31, 2006, scheduled maturities of all long-term debt are as follows:

Amounts in thousands	Future minimum lease payment of capital leases	Other debt
2007 -	$ 210	$ 20,499
2008 -	201	14,589
2009 -	202	7,348
2010 -	196	7,175
2011 -	180	7,907
Thereafter	-	18,325
	$ 989	$ 75,843
Less amounts representing interest	127	-
Total	$ 862	$ 75,843	Total
Current	$ 170	$ 20,499	$ 20,669
Long-Term	$ 692	$ 55,344	$ 56,036

-F24-

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are composed of the following at December 31, 2006 and 2005:

Amounts in thousands	2006	2005

Accounts payable	$2,719	$1,310
Accrued points liability	414	241
Accrued construction expenditures	698	1,962
Other accrued liabilities	6,794	1,991
Total	$10,625	$5,504

8.	SHAREHOLDERS’ EQUITY

In July 2005, the Company filed a shelf registration statement with the SEC, under which we could issue up to $50.0 million in aggregate issue price of common stock, preferred stock, debt securities and depository certificates. In October 2005, under this shelf registration, we issued 7,132,667 shares of common stock, in the form of Austrian Depository Certificates (“ADCs”), through an underwriter, to retail and institutional investors in the Republic of Austria and to institutional investors in other countries in Europe. Each ADC, which is traded on the VSE, is equivalent to one share of our common stock. Each holder of an ADC is entitled to all the rights and preferences of, and subject to all of the limitations of, the underlying share of common stock represented by the ADC (including dividend, voting, redemption and liquidation rights and preferences). The number of ADCs and rights of the ADC holders associated with the ADCs held by such persons are evidenced in a modifiable global certificate which is issued and held in safe custody by the Oesterreichische Kontrollbank Aktiengesellschaft. The ADCs are subject to the laws of the Republic of Austria. The shares of our common stock represented by the ADCs are issued under the Delaware General Corporation Law. Therefore, the corporate legal matters related to our shares of common stock underlying the ADCs are governed by Delaware law. Net proceeds from this issuance were approximately $46.2 million.

In May 2006, the Company issued 600,000 new shares of its common stock for stock options exercised in cash at an exercise price of $0.75 per share. In August 2005, the Company issued 950,000 new shares of its common stock, at an exercise price of $1.50 per share, for stock options exercised in cash.

The Company’s Board of Directors has approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. The Company did not purchase any shares of its common stock on the open market in 2006 nor 2005. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2006. The repurchase program has no set expiration or termination date.

There were 164,376 shares in treasury as of December 31, 2006, at an average cost per share of $2.26. We re-issued 23,500 shares of treasury stock in 2006 for stock options exercised in cash, 16,000 of which were to satisfy a director’s options. In 2005, a total of 603,000 shares were re-issued to satisfy option exercises, 40,000 of which were to satisfy directors’ options. Subsequent to December 31, 2006, we re-issued 47,000 shares in connection with option exercises.

-F25-

Subsidiary Preference Shares - In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom is an officer, director or affiliate of CCI. The preference shares are not cumulative nor redeemable. The preference shares entitle the holders of the shares to total dividends of 20% of the after-tax profits directly attributable to the CCAL casino business subject to working capital and capital expenditure requirements and CCAL loan obligations and liabilities as determined by the directors of CCAL. If the CCAL casino business is sold or otherwise dissolved, the preference shareholders are entitled to 20% of any surplus directly attributable to the CCAL casino business, net of all liabilities attributable to the CCAL casino business.

In January 2006, 200 preference shares of a new class (“Class A shares”) were authorized for issuance. The Class A shares are not cumulative nor redeemable. Each Class A share entitles the holder to dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Furthermore, should the casino business be sold or otherwise dissolved, for each Class A share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business. The holders of Class A shares will also be entitled to a one time dividend of ZAR 5,000 per share, offset by any amounts owed by the preference shareholder to CCAL. These Class A shares were made available to the original preference shareholders in exchange for their original preference shares. As of December 31, 2006, one preference shareholder accepted the offer to transfer all 100 of its original preference shares for 100 of the new Class A shares.

CCAL paid $0.1 million of preference dividends in 2006. Preference dividends were not paid nor were payable in 2005 and 2004.

9.	STOCK-BASED COMPENSATION

The Board of Directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of awards permitted. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2006, only incentive stock option awards, for which the option price was not less than the fair market value at the date of grant, or non-statutory options, which may be granted at any option price (as permitted under the EEIP), have been granted under the EEIP and 2005 Plan. Options granted to date have one-year, two-year or four-year vesting periods. Through December 31, 2006, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the Board of Directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% - owned or controlled by the optionee or to the optionee’s family trust. As of December 31, 2006, there were 1,368,710 options outstanding to employees of the Company, of which 1,343,710 options were issued under the EEIP and 25,000 options have been issued under the 2005 Plan.

-F26-

Additionally, 60,000 options were issued under the EEIP to independent directors in 2004.

The fair value of options granted under the Company’s stock based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Weighted-average risk-free interest rate	-	4.50%	4.00%
Weighted-average expected life	-	10.0 yrs	9.5 yrs
Weighted-average expected volatility	-	46.3%	55.1%
Weighted-average expected dividends	-	$ 0	$ 0

The weighted-average fair value of options granted was $4.88 in 2005 and $1.97 in 2004. A total of 35,000 and 1,352,710 were granted in 2005 and 2004, respectively. No options were granted to employees under the 2005 Plan in 2006.

Transactions regarding the Company’s stock based compensation plans are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Stock Options:
Outstanding at January 1,	1,986,210	$ 2.33	3,464,210	$ 1.92	2,160,300	$ 1.29
Granted	-	-	35,000	7.68	1,352,710	2.93
Exercised	(607,500)	0.78	(1,513,000)	1.50	(8,000)	1.75
Cancelled or forfeited	(10,000)	7.68	-	-	(40,800)	2.60
Outstanding at December 31,	1,368,710	2.98	1,986,210	2.33	3,464,210	1.92
Options exercisable at December 31,	419,614	$ 2.85	759,872	$ 1.15	2,136,500	$ 1.29

Intrinsic Value of Options (in millions):
Outstanding	$ 11.2		$ 12.4		$ 25.0
Exercisable	$ 3.5		$ 5.7		$ 16.8

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $11.16, $8.60 and $9.13 as of December 29, 2006, December 30, 2005 and December 31, 2004, respectively, and the exercise price multiplied by the number of options outstanding as of that date.

The weighted-average contractual life for options outstanding at December 31, 2006 is 6.9 years.

As of December 31, 2006, there were an additional 64,000 options outstanding to independent directors of the Company with a weighted average exercise price of $3.08.

-F27-

For the year ended December 31, 2006, the Company recorded $0.4 million ($0.2 million, net of taxes) for stock-based compensation expense related to stock option grants made in prior years that vested during the year. This amount is included in general and administrative expense. The impact to both basic and diluted earnings per share for the year ended December 31, 2006 was $0.01. There was no capitalized stock-based compensation expense.

At December 31, 2006, there is less than $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. This amount will be recognized during 2007.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the year ended December 31, 2006, $0.4 million of such excess tax benefits were classified as financing cash flows.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect compensation expense associated with recognizing stock-based compensation under the fair value method. The Company did not record stock-based compensation expense related to employee stock options during 2005 and 2004; however, pro forma stock-based compensation expense for 2005 and 2004 was as follows:

Amounts in thousands, except for share information		2005	2004
Net earnings, as reported		$4,481	$4,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		515	1,114
Pro forma net earnings		$3,966	$3,624

Earnings per share
Basic	As reported	$0.28	$0.35
	Pro forma	$0.25	$0.27

Diluted	As reported	$0.25	$0.30
	Pro forma	$0.22	$0.23

10.	IMPAIRMENTS AND OTHER WRITE-OFFS

Impairments and other write-offs consist of the following:

Amounts in thousands	For the Year Ended December 31,
	2006	2005	2004
Recoveries of receivables and advances	$(402)	$(30)	$(218)
Write-off of property held for sale	389	32	-
Goodwill impairment - Century Casino Millennium	237	-	-
Write-down of property and equipment	639	-	-
Other	31	(63)	3
Total Impairments and Other Write-Offs	894	(61)	(215)

Recoveries of receivables and advances

On September 28, 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million), less commissions of $0.1 million (ZAR 1.3 million). Of this amount, $0.4 million (ZAR 3.0 million) related to the recovery of the previously written off loan.

-F28-

Write-down of property held for sale

In 2005, the Company wrote down non-operating casino property and land held for sale located in Wells, Nevada to its appraised value less estimated costs to sell. In 2006, the Company wrote off the remaining balance of $0.4 million.

Goodwill impairment - Century Casino Millennium

The Company performs annual tests of its goodwill and indefinite lived intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” As a result of its 2006 testing, CCI determined that the goodwill at CM is impaired. The value of CM was determined using the present value of future cash flows, which depends on a number of significant estimates including long-term revenue growth, CM’s ability to manage expenses, expected operating margins and the discount rate used to calculate the present value of cash flows. The Company is reviewing several different courses of action to improve overall operations at CM.

Write-off of property and equipment

For the year ended December 31, 2006, the Company’s majority owned subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete.

11.	INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

Amounts in thousands	2006	2005	2004
Federal - Current	$(852)	$(172)	$(308)
Federal - Deferred	(121)	42	604
Provision for federal income taxes	(973)	(130)	296

State - Current	(122)	(54)	(45)
State - Deferred	(16)	6	82
Provision for state income taxes	(138)	(48)	37

Foreign - Current	2,096	720	548
Foreign - Deferred	(851)	(195)	(132)
Provision for foreign income taxes	1,245	525	416
Total Provision for income taxes	$134	$347	$749

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:
	2006	2005	2004
Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(32.4%)	(21.0%)	(16.1%)
State income tax (net of federal benefit)	(1.4%)	(0.8%)	0.6%
Non-deductible write-offs (recoveries) and expenses	-	-	(0.9%)
Effect of foreign currency translation adjustment for sale of subsidiary	-	-	(2.0%)
Effect of stock option exercises	(2.3%)	(10.9%)	-
IRS audit accrual	-	2.6%	-
Permanent and other items	4.2%	4.7%	(2.2%)
Total effective income tax rate	2.1%	8.6%	13.4%

-F29-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred incomes taxes at December 31, 2006 and 2005 are summarized as follows:

Amounts in thousands Deferred tax assets (liabilities) - U.S. federal and state:	2006	2005
Deferred tax (liabilities) - non-current:
Amortization of goodwill for tax	$(1,102)	$(880)

Deferred tax assets - non-current:
Property and equipment	666	434
NOL carryforward	1,833	434
Write-down of non-operating casino property	181	181
FAS 123R stock amortization	134	-
Other	51	50
Total deferred tax assets - non-current	2,865	1,099
Net deferred tax assets - non-current	1,763	219

Prepaid expenses - current	(112)	(111)
Accrued liabilities and other - current	96	103
Net deferred tax (liabilities) assets - current	(16)	(8)
Total deferred tax assets - U.S. federal and state	$1,747	$211

Deferred tax assets (liabilities) - foreign:
Deferred tax (liabilities) - non-current:
Property and equipment	$(563)	$(104)
Deferred tax assets - non-current:
NOL carryforward	1,400	297
Accrued liabilities and other	1,306	187
Total deferred tax assets - non-current	2,706	484
Net deferred tax assets - non-current	2,143	380

Accrued liabilities and other - current	209	125
Prepaid expenses - current	(16)	(53)
Net deferred tax assets - current	193	72
Total deferred tax assets - foreign	$2,336	$452
Net deferred tax assets	$4,083	$663

-F30-

12.	EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 were computed as follows:

Amounts in thousands, except share data	2006	2005	2004

Basic Earnings Per Share:
Net earnings	$7,629	$4,481	$4,738
Weighted average common shares	22,777,707	15,923,585	13,683,016
Basic earnings per share	$0.33	$0.28	$0.35

Diluted Earnings Per Share:
Net earnings	$7,629	$4,481	$4,738
Weighted average common shares	22,777,707	15,923,585	13,683,016
Effect of dilutive securities:
Stock options and warrants	1,149,042	2,155,588	2,158,207
Dilutive potential common shares	23,926,749	18,079,173	15,841,223
Diluted earnings per share	$0.32	$0.25	$0.30

Dilutive potential common shares includes the impact of unexercised stock options using the treasury stock method. For the year ended December 31, 2006, 25,000 stock options were excluded from the dilutive potential common shares calculation as their inclusion would be anti-dilutive. For the remaining periods presented, all outstanding options and warrants to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share.

-F31-

13. SEGMENT AND GEOGRAPHIC INFORMATION

We are managed in seven segments, based primarily on our casino properties. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales. Our segments include:

Cripple Creek, Colorado includes the operating results of WMCK and subsidiaries, which own Womacks in Cripple Creek, Colorado.

Central City, Colorado includes the operating results of CTI, which owns a majority interest in and operates the Century Casino & Hotel in Central City, Colorado.

Caledon, South Africa includes the operating results of CCAL, which operates the Caledon Hotel, Spa and Casino, and its related food service operation.

Newcastle, South Africa includes the operating results of CNEW, which owns a majority interest in and operates Century Casino Newcastle in Newcastle, South Africa and its related food service operation.

Edmonton, Canada includes the financial results of CRA, which operates the Century Casino & Hotel in Edmonton, Alberta, Canada.

All Other Operating Segments includes the revenues and expenses of the shipboard operations for which the Company has casino concession agreements and, subsequent to April 13, 2006, the operating results of CM located in Prague, Czech Republic.

Corporate operations include, among other items, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, and general corporate overhead expenses. In addition, reclassification and eliminating entries are recorded in this segment.

Segment information as of and for the years ended December 31, 2006, 2005 and 2004 are presented below.

	Long-Lived Assets*
Amounts in thousands	2006	2005	2004
Cripple Creek (Colorado, USA)	$29,324	$30,439	$30,218
Central City (Colorado, USA)	43,952	21,105	9,200
Caledon (South Africa)	17,188	17,926	18,634
Newcastle (South Africa)	21,499	-	-
Edmonton (Alberta, Canada)	31,927	8,750	-
Other Operating:
Casino Millennium (Czech Republic)	496	-	-
Cruise Ships (International)	1,032	854	386
Corporate	823	1,010	1,167
Total	$146,241	$80,084	$59,605
* Long-lived assets consist of property and equipment, goodwill and casino licenses.

-F32-

	Total Assets
Amounts in thousands	2006	2005	2004
Cripple Creek (Colorado, USA)	$31,465	$33,151	$33,101
Central City (Colorado, USA)	48,661	23,219	9,268
Caledon (South Africa)	19,134	19,584	21,595
Newcastle (South Africa)	24,535	-	-
Edmonton (Alberta, Canada)	39,305	9,654	-
Other operating:
Casino Millennium (Czech Republic)	2,166	-	-
Cruise Ships (International)	1,839	1,629	1,028
Corporate	30,755	36,111	6,212
Total	$197,860	$123,348	$71,204

	Net Operating Revenue
Amounts in thousands	2006	2005	2004
Cripple Creek (Colorado, USA)	$16,255	$17,111	$17,561
Central City (Colorado, USA)	8,617	6	-
Caledon (South Africa)	18,294	17,015	14,970
Newcastle (South Africa)	6,176	-	-
Edmonton (Alberta, Canada)	2,325	57	-
Other operating:
Casino Millennium (Czech Republic)	1,610	-	-
Cruise Ships (International)	2,991	3,151	2,769
Corporate	17	105	465
Total	$56,285	$37,445	$35,765

	Net Earnings
Amounts in thousands	2006	2005	2004
Cripple Creek (Colorado, USA)	$2,563	$3,055	$3,300
Central City (Colorado, USA)	(1,026)	458	-
Caledon (South Africa)	3,816	3,132	2,194
Newcastle (South Africa)	906	-	-
Edmonton (Alberta, Canada)	(1,156)	(76)	-
Other operating:
Casino Millennium (Czech Republic)	(302)	-	-
Cruise Ships (International)	494	839	798
Corporate	2,334	(2,927)	(1,554)
Total	$7,629	$4,481	$4,738

-F33-

14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation - From time to time we are subject to various legal proceedings arising from normal business operations. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

Employee Benefit Plan - In March 1998, we adopted a 401(k) Savings and Retirement Plan (the “Plan”). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed less than $0.1 million to the Plan in each of 2006, 2005 and 2004.

Operating Lease Commitments and Purchase Options - We have entered into certain noncancelable operating leases for real property and equipment. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.4 million and $0.4 million, respectively.

We have an agreement to lease parking spaces from the City of Cripple Creek through 2010. Under the terms of this agreement, we may purchase the property for $3.3 million, less cumulative lease payments ($0.8 million through December 31, 2006), at any time during the lease term.

Following is a summary of operating lease commitments as of December 31, 2006:

Amounts in thousands
Year ending December 31,	Amount
2007	$1,062
2008	521
2009	385
2010	272
2011	123
Thereafter	979
Total	$3,342

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

15.	TRANSACTIONS WITH RELATED PARTIES

We have entered into compensation agreements with certain members of the Board of Directors. Specifically, we have entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation and with Focus Casino Consulting AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each director, respectively. Included in the consolidated statements of earnings for the years ended December 31, 2006, 2005 and 2004 are Flyfish charges in the amounts of $0.5 million for all three years then ended and Focus charges in the amounts of $0.5 million for all three years then ended.

Erwin Haitzmann, Peter Hoetzinger and their respective family trusts/foundations own a minority interest in CRL. Collectively they own approximately 3.5% of CRL’s outstanding shares of common stock.

There have been no transactions with management for the periods reported, except as otherwise disclosed herein.

-F34-

16. UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2006 and 2005 is as follows:

Amounts in thousands, except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2006
Net operating revenue	$ 9,474	$ 11,869	$ 16,978	$ 17,964
Earnings (loss) from operations	$ 1,528	$ 1,056	$ 2,666	$ (2,000)
Net earnings (1)	$ 1,690	$ 1,331	$ 1,851	$ 2,757
Basic earnings per share (2)	$ 0.08	$ 0.06	$ 0.08	$ 0.12
Diluted earnings per share (2)	$ 0.07	$ 0.06	$ 0.08	$ 0.12

Year ended December 31, 2005
Net operating revenue	$ 9,228	$ 8,908	$ 10,030	$ 9,279
Earnings from operations	$ 1,558	$ 877	$ 1,945	$ 1,465
Net earnings	$ 1,007	$ 509	$ 1,281	$ 1,684
Basic earnings per share (2)	$ 0.07	$ 0.04	$ 0.09	$ 0.08
Diluted earnings per share (2)	$ 0.06	$ 0.03	$ 0.08	$ 0.07

(1)
During the 4thquarter 2006, the Company recorded revenue associated with the sale of its interest in a casino development project located in Gauteng, South Africa for $5.7 million (ZAR 43.3 million), less commissions of $0.1 million (ZAR 1.3 million).

(2)	Sum of quarterly results may differ from annual results presented in the Statement of Earnings and Note 12, Earnings per Share, to the Consolidated Financial Statements because of rounding.

-F35-