Form 10-Q
period 2007-05-08
CENTURY CASINOS INC /CO/
filed 2007-05-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
Common stock, $0.01 par value, 23,051,067 shares outstanding as of May 8, 2007

CENTURY CASINOS, INC.
FORM 10-Q INDEX

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$16,809	$34,969
Restricted cash	2,143	2,352
Receivables, net	916	934
Prepaid expenses	1,308	1,183
Inventories	489	445
Other current assets	542	1,091
Deferred income taxes - foreign	224	193
Total current assets	22,431	41,167

Property and Equipment, net	123,865	124,638
Goodwill	12,280	12,262
Investment in Casinos Poland	9,400	-
Casino Licenses and Other Intangible Assets	10,120	9,341
Deferred Income Taxes - domestic	1,879	1,763
- foreign	2,124	2,143
Note Receivable (see Note 2)	-	5,170
Other Assets	2,011	1,376
Total	$184,110	$197,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,419	$20,669
Accounts payable and accrued liabilities	6,983	10,625
Accrued payroll	1,790	2,172
Taxes payable	3,974	2,509
Deferred income taxes - domestic	16	16
Total current liabilities	22,182	35,991

Long-Term Debt, less current portion	55,032	56,036
Other Long-Term Accrued Liabilities	1,479	-
Minority Interest	4,913	5,406

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,168,443 shares issued; 23,051,067 and 23,004,067 shares outstanding, respectively	232	232
Additional paid-in capital	69,855	69,779
Accumulated other comprehensive earnings	1,254	2,768
Retained earnings (see Note 5)	29,428	28,020
	100,769	100,799
Treasury stock - 117,376 and 164,376 shares at cost, respectively	(265)	(372)
Total shareholders’ equity	100,504	100,427
Total	$184,110	$197,860

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for share information	2007	2006
Operating revenue:
Casino	$19,972	$9,145
Hotel, food and beverage	2,867	1,082
Other	493	148
	23,332	10,375
Less promotional allowances	2,188	901
Net operating revenue	21,144	9,474

Operating costs and expenses:
Casino	8,374	3,513
Hotel, food and beverage	2,350	614
General and administrative	5,823	3,042
Impairments and other write-offs, net of recoveries	-	7
Depreciation	2,019	770

Total operating costs and expenses	18,566	7,946

Earnings from operations	2,578	1,528
Non-operating income (expense):
Interest income	274	279
Interest expense	(1,932)	(203)
Other income, net	828	90
Non-operating (expense) income, net	(830)	166
Earnings before income taxes, minority interest and preferred dividends	1,748	1,694
Provision for income taxes	324	356
Earnings before minority interest and preferred dividends	1,424	1,338
Minority interest in subsidiary losses, net	337	352
Preferred dividends issued by subsidiary	(219)	-
Net earnings	$1,542	$1,690

Earnings per share:
Basic	$0.07	$0.08
Diluted	$0.06	$0.07

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended March 31,

Amounts in thousands	2007	2006

Net earnings	$1,542	$1,690
Foreign currency translation adjustments	(1,514)	988
Comprehensive earnings	$28	$2,678

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,

Amounts in thousands	2007	2006

Cash Flows from Operating Activities:
Net earnings	$1,542	$1,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,019	770
Imputed interest	44	-
Amortization of share-based compensation	14	101
Amortization of deferred financing costs	110	14
Deferred tax expense	(166)	(95)
Minority interest in subsidiary losses	(337)	(352)
Loss from unconsolidated subsidiary	-	-
Other		6
Excess tax benefits from stock-based payment arrangements	(62)	-
Changes in operating assets and liabilities:
Receivables	4	(200)
Prepaid expenses and other assets	(1,235)	124
Accounts payable and accrued liabilities	(3,855)	4,267
Accrued payroll	(366)	(321)
Taxes payable	1,555	404

Net cash (used in) provided by operating activities	(733)	6,408

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,839)	(13,925)
Acquisition of remaining interest in Century Resorts Alberta, Inc.	-	(5,135)
Acquisition of G5 Sp. z o.o.	(2,016)	-
Deposit on Newcastle, South Africa purchase	-	(6,574)

Net cash used in investing activities	(3,855)	(25,634)

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	$7,823	$16,123
Principal repayments	(20,523)	(6,478)
Excess tax benefits from stock-based payment arrangements	62	-
Deferred financing charges	(20)	34
Decrease in restricted cash	218	-
Proceeds from exercise of options	106	-
Other	-	6

Net cash (used in) provided by financing activities	(12,334)	9,685

Effect of Exchange Rate Changes on Cash	(1,238)	748

Decrease in Cash and Cash Equivalents	(18,160)	(8,793)

Cash and Cash Equivalents at Beginning of Period	34,969	37,167

Cash and Cash Equivalents at End of Period	$16,809	$28,374

Supplemental Disclosure of Non-cash Financing Activities:

On January 12, 2006, Century Resorts International Ltd. (“CRI”) purchased the remaining 43.6% equity interest in Century Resorts Alberta, Inc. (“CRA”). In conjunction with this acquisition, CRI assumed the following assets and liabilities:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,342
Long-term debt	(1,025)
Cash paid	$5,135

The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheets. CRA is a new entity and pro forma information is not applicable.

On March 12, 2007, Century Casinos Europe GmbH (“CCE”) purchased G5 Sp. z o.o, a Polish entity that owns a 33.3% interest in Casinos Poland Ltd. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$8,944
Accounts payable and accrued liabilities	(277)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheet.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the three months ended March 31,
	2007	2006
Interest paid	$1,703	$341
Income taxes paid	$-	$1

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company that owns and operates Womacks Casino and Hotel in Cripple Creek, Colorado, the Century Casino and & Hotel in Edmonton, Alberta, Canada, and the Century Casino Millennium (“CM”) in the Marriott Hotel in Prague, Czech Republic; operates the casinos aboard the Silver Wind, Silver Cloud, The World of ResidenSea, and the vessels of Oceania Cruises; and owns a 65% interest in, and has a management contract for, the Century Casino & Hotel in Central City, Colorado. Through its subsidiary Century Casinos Africa (Pty) Ltd. (“CCA”), CCI owns and operates The Caledon Hotel, Spa & Casino (“Caledon”) near Cape Town, South Africa, as well as 60% of, and provides technical casino services to, Century Casino Newcastle located in Newcastle, South Africa. Furthermore, the Company's Austrian subsidiary, Century Casinos Europe GmbH (“CCE”), holds a 33.3% ownership interest in Casinos Poland Ltd., the owner and operator of seven casinos and one slot arcade in Poland. The Company continues to pursue other international projects in various stages of development.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and
Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2006 financial information in order to conform to the 2007 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

	March 31, 2007	December 31, 2006	March 31, 2006
Canadian Dollars (CAD)	1.1529	1.1653	1.1671
Czech Koruna (CZK)	20.9160	20.8500	23.4260
Euros (€)	0.7478	0.7578	0.8237
Polish Zloty (PLN)	2.8916	2.9016	N/A
South African Rand (ZAR)	7.2968	7.0496	6.1556
Source: Pacific Exchange Rate Service

2. ACQUISITIONS

Century Casino Newcastle: On April 1, 2006, the Company acquired a 60.0% ownership in Century Casino Newcastle for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The remaining $0.7 million (ZAR 5.0 million) is payable on the one year anniversary of the opening of a new casino (December 2, 2007) and is classified as a current liability on the March 31, 2007 and December 31, 2006 condensed consolidated balance sheets. Pro forma results of operations have not been presented as they would not have been materially different from previously reported amounts.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenues during the first 12 months of operations at the new casino exceeds $13.5 million (ZAR 95.0 million). As of March 31, 2007, the Company does not deem it probable that casino revenues will exceed the required amount.

The final purchase price allocation resulted in the recognition of $8.9 million (ZAR 54.3 million) of indefinite lived intangible assets. Intangible assets acquired represent casino licenses.

G5 Sp. z o.o.: On March 12, 2007, the Company, through its wholly owned subsidiary CCE, completed the acquisition of G5 Sp. z o.o. (“G5”) for approximately $2.8 million (€2.2 million). To date, the Company has paid $2.0 million (€1.6 million). The remaining $0.8 million (€0.6 million) is payable on September 12, 2007 and is classified as a current liability on the March 31, 2007 condensed consolidated balance sheet. In connection with the purchase, the Company loaned G5 approximately $6.2 million (PLN 18.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. The loan and related interest are eliminated in consolidation. G5 owns 33.3% of all shares issued by Casinos Poland Ltd. Casinos Poland Ltd. owns and operates seven casinos and one slot arcade in Poland. The Company will account for this transaction under the equity method of accounting. The Company’s maximum exposure to losses at March 31, 2007 is $9.4 million, the value of the equity investment in CPL.

3. SHAREHOLDERS’ EQUITY

Subsidiary Preference Shares - In connection with the granting of a gaming license to Century Casinos Caledon (Pty) Ltd. (“CCAL”) by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom is an officer, director or affiliate of CCI. In January 2006, 200 preference shares of a new class (“Class A shares”) were authorized for issuance. The Class A shares are neither cumulative nor redeemable. Each Class A share entitles the holder to dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Furthermore, should the casino business be sold or otherwise dissolved, for each Class A share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business. During the three months ended March 31, 2007, the second of two preference shareholders accepted the offer to transfer all 100 of its original preference shares for 100 Class A shares and was paid ZAR 5,000 per share as an incentive to exchange their original preference shares for Class A shares.

CCAL paid $0.2 million (ZAR 1.6 million) of preference dividends for the quarter ended March 31, 2007, which includes a one time dividend payment of $0.2 million (ZAR 1.2 million) to the preference shareholder that exchanged its shares during the quarter. Preference dividends were not paid nor were payable for the quarter ended March 31, 2006.

4. PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three-month periods ended March 31, 2007 and 2006 include the following:

	For the three months ended March 31,
Amounts in thousands	2007	2006
Food & Beverage and Hotel	$689	$287
Free Plays or Coupons	788	335
Player Points	711	279
Total Promotional Allowances	$2,188	$901

5. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in South Africa as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2005 through 2006 tax years. The periods subject to examination for the Company’s state returns in Colorado are years 2003 through 2006. The periods subject to examination for the Company’s statutory income tax returns in South Africa are years 2002 through 2006. As a result of the implementation of FIN 48, we recognized a $0.1 million liability for unrecognized tax benefits related to tax positions taken in prior periods, which is recorded as a component of other long-term accrued liabilities. This increase was accounted for as an adjustment to the opening balance of retained earnings on January 1, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of earnings before income taxes. Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of earnings.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The provision for income tax expense consists of the following:

	For the three months ended March 31,
Amounts in thousands	2007	2006
Provision for federal income taxes	$(62)	$31
Provision for state income taxes	(9)	4
Provision for foreign income taxes	395	321
Total Provision for income taxes	$324	$356
Reconciliation of federal income tax statutory rate to the Company’s effective tax rate is as follows:

	For the three months ended March 31,
	2007	2006
Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	(46.0%)	(40.8%)
State income tax (net of federal benefit)	3.0%	2.2%
Losses assigned to minority partner	9.2%	8.0%
Permanent and other items	18.3%	17.6%
Total provision for income taxes	18.5%	21.0%

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest. No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three months ended March 31, 2007 and 2006.

6. EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were computed as follows:

Amounts in thousands, except for share information	For the three months ended March 31,
	2007	2006
Basic Earnings Per Share:
Net earnings	$1,542	$1,690
Weighted average common shares	23,027,661	22,380,567
Basic earnings per share	$0.07	$0.08

Diluted Earnings Per Share:
Net earnings	$1,542	$1,690
Weighted average common shares	23,027,661	22,380,567
Effect of dilutive securities:
Stock options and warrants	950,566	1,524,931
Dilutive potential common shares	23,978,227	23,905,498
Diluted earnings per share	$0.06	$0.07

7.  SEGMENT INFORMATION

We are managed in seven segments, based primarily on our casino properties. Each casino property derives its revenues primarily from casino operations, room rentals and/or food and beverage sales.

	Long-Lived Assets*		Total Assets
Amounts in thousands	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Cripple Creek (Colorado, USA)	$29,073	$29,324	$31,379	$31,465
Central City (Colorado, USA)	43,478	43,952	47,937	48,661
Edmonton (Alberta, Canada)	32,439	31,927	38,183	39,305
Caledon (South Africa)	17,508	17,188	20,067	19,134
Newcastle (South Africa)	21,420	21,499	23,492	24,535
Other operating:
Casino Millennium (Czech Republic)	528	496	2,239	2,166
Cruise Ships (International)	965	1,032	1,616	1,839
Corporate	854	823	19,197	30,755
Total	$146,265	$146,241	$184,110	$197,860
* Long-lived assets consist of property and equipment, goodwill, casino licenses and other long-lived intangible assets.

	Net Operating Revenue		Net Earnings
Amounts in thousands	For the three months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006
Cripple Creek (Colorado, USA)	$4,059	$3,836	$554	$582
Central City (Colorado, USA)	4,515	-	(126)	278
Edmonton (Alberta, Canada)	4,152	1	292	11
Caledon (South Africa)	4,384	4,772	665	1,143
Newcastle (South Africa)	2,653	-	258	-
Other operating:
Casino Millennium (Czech Republic)	669	-	64	-
Cruise Ships (International)	706	857	81	167
Corporate	6	8	(246)	(491)
Total	$21,144	$9,474	$1,542	$1,690

8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTER

Hermanus Road Construction - On March 27, 2007, CCAL and the Provincial Government of the Western Cape entered into an agreement whereby CCAL committed $1.1 million (ZAR 8.0 million) towards the construction of a highway between Caledon and Hermanus, South Africa. CCAL will be billed by the Provincial Government in increments of 16% of the value of work completed by the contractor. Construction of the road is expected to begin by April 1, 2008 and be completed by April 1, 2009. CCAL will not be responsible for any amounts in excess of $1.1 million (ZAR 8.0 million) or for any construction costs subsequent to April 1, 2009. Any excess costs will be borne by the Provincial Government. The Company has recorded $1.1 million (ZAR 8.0 million) as a component of other long-term accrued liabilities and casino licenses and other intangible assets on the March 31, 2007 condensed consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K filed on March 16, 2007. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

AVAILABLE INFORMATION

All reports filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.centurycasinos.com as soon as reasonably practicable after filing such material with the SEC.

ADJUSTED EBITDA

The following discussion includes a pro forma measurement of net earnings that we define as earnings before interest, taxes, depreciation, amortization and minority interest (“Adjusted EBITDA”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP. Management believes that Adjusted EBITDA is a valuable measure of the relative non-US GAAP performance among our operating segments. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the interest income, interest expense, income tax expense, depreciation expense, amortization expense and minority interest associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our lending institutions use EBITDA (Earnings before interest, taxes, depreciation and amortization) to gauge operating performance. Other companies may not define, calculate or use Adjusted EBITDA in the same manner as we do.

The following table shows Adjusted EBITDA by property. For a reconciliation of net earnings to Adjusted EBITDA, please refer to the individual segment’s discussion in the following Management’s Discussion and Analysis.

	For the three months ended March 31,
Amounts in thousands	2007	2006
Adjusted EBITDA
Cripple Creek, Colorado	$1,293	$1,432
Central City, Colorado	1,055	(102)
Caledon, South Africa	1,612	2,111
Newcastle, South Africa	887	-
Edmonton, Canada	983	9
All other operating segments	258	228
Corporate	(882)	(1,290)
Total Adjusted EBITDA	$5,206	$2,388

OVERVIEW

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We therefore believe that each property is an operating segment. In order to provide more detail than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Cripple Creek, Colorado includes the operating results of WMCK Venture Corp. (“WMCK”) and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

Caledon, South Africa includes the operating results of Century Casinos Caledon (Pty) Ltd. (“CCAL”), which operates the Caledon Hotel, Spa and Casino, and its related food service operation.

Newcastle, South Africa includes the operating results of Century Casino Newcastle (Pty) Ltd. (“CNEW”), which owns and operates Century Casino Newcastle in Newcastle, South Africa and its related food service operation.

Central City, Colorado includes the operating results of Century Casinos Tollgate, Inc., which owns a majority interest in and operates a casino and hotel in Central City, Colorado.

Edmonton, Canada includes the financial results of Century Resorts Alberta, Inc., which owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada.

All Other Operating Segments includes the operating results of the shipboard operations for which the Company has casino concession agreements and, subsequent to April 13, 2006, the operating results of Century Casino Millennium (“CM”) located in Prague, Czech Republic.

Corporate operations include, among other items, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, and general corporate overhead expenses. In addition, reclassification and eliminating entries are recorded in this segment.

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $21.1 million and $9.5 million for the three months ended March 31, 2007 and 2006, respectively. Casino revenue was $20.0 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively. Casino expense was $8.4 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. General and administrative expense was $5.8 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation expense was $2.0 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

Total earnings from operations were $2.6 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.

We recorded income tax expense of $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

Our net earnings were $1.5 million, or $0.07 per basic share, and $1.7 million, or $0.08 per basic share, for the three months ended March 31, 2007 and 2006, respectively.

The most significant impacts on reported earnings for the three months ended March 31, 2007 were:

• Our new casinos in Central City, Colorado, Newcastle, South Africa and Edmonton, Canada contributed $11.3 million towards the total increase of $11.7 million in net operating revenue and contributed $9.4 million towards the total increase of $10.6 million in net operating expenses;
• We recognized a foreign currency gain of approximately $0.8 million on cash used towards the purchase of a casino holding company in Poland; and
• Net interest charges increased $1.7 million primarily due to the interest charges on bank debt that funded the construction of the three new casinos.

A discussion by property follows below.

CRIPPLE CREEK, COLORADO

The operating results of the Cripple Creek, Colorado segment, primarily the operations of Womacks, for the three months ended March 31, 2007 and 2006 are as follows:

	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Casino	$4,480	$4,271
Hotel, food and beverage	303	308
Other (net of promotional allowances)	(724)	(743)
Net operating revenue	4,059	3,836

Costs and Expenses
Casino	1,650	1,417
Hotel, food and beverage	127	109
General and administrative	989	878
Depreciation	389	402
	3,155	2,806
Earnings from operations	904	1,030
Interest income	11	3
Interest (expense)	(161)	(214)
Interest expense on non-Cripple Creek debt allocated to Corporate	137	120
Other (expense), net	-	-
Earnings before income taxes	891	939
Income tax expense	337	357
Net Earnings	$554	$582

Reconciliation to Adjusted EBITDA:
Net earnings	$554	$582
Minority interest	-	-
Interest income	(11)	(3)
Interest expense (including amounts allocated to Corporate)	24	94
Income tax expense	337	357
Depreciation	389	402
Adjusted EBITDA	$1,293	$1,432

Casino Market Data

	For the three months ended March 31,
	2007	2006
Market share of the Cripple Creek gaming revenue*	12.0%	11.6%
Average number of slot machines	592	585
Market share of Cripple Creek gaming devices*	12.6%	12.3%
Average slot machine win per day	$ 81	$ 80
Cripple Creek average slot machine win per day*	$ 84	$ 84
*Source: Colorado Division of Gaming

Management believes that January 2007 revenues in Cripple Creek were negatively impacted by a series of winter storms that occurred in January. Strong revenue growth in February and March 2007 offset the January results. The Womacks casino is one of the largest gaming facilities in Cripple Creek. Management continues to focus on the marketing of Womacks through the player’s club. Womacks has continued the effort to improve the customer experience by converting 419 slot machines, which represents more than 69% of the total machines on the floor, to Ticket in/Ticket Out (“TITO”) devices, compared to 59% at March 31, 2006. Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary. Based on management’s ongoing evaluation of the comp policies at the casino, the cost of points and coupons is in line with management’s expectations and prior year results. There were a number of changes made in key management positions at Womacks during the third quarter of 2006. The changes are expected to bring fresh ideas to help strengthen Womacks in a highly competitive market.

Casino revenue for the three months ended March 31, 2007 was 4.9% higher than during the same period last year, and net operating revenue increased 5.8% as a result of improved management and increased marketing efforts. Womacks’ market share of gaming devices increased 2.4%. For the entire Cripple Creek market, gaming revenue declined during the three months ended March 31, 2007, closing 1.7% lower than during the same period last year.

Casino expense increased by 16.4%, or $0.2 million, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily the result of increased casino revenues for the period and increased marketing. Casino marketing expenses increased $0.1 million for the three months ended March 31, 2007 as compared to three months ended March 31, 2006.

General and administrative costs for the three months ended March 31, 2007 increased 12.6%, or $0.1 million, when compared to general and administrative costs for the three months ended March 31, 2006, primarily due to increased maintenance expenditures and workers compensation insurance charges.

Net interest expense is impacted by amounts advanced to the Corporate segment to fund the Company’s acquisitions.

Cripple Creek’s effective tax rate has remained stable at approximately 38%.

In late 2007, a larger casino is expected to open in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 10 table games and will introduce further competition to our casino.

CENTRAL CITY, COLORADO

We opened a casino and hotel in Central City, Colorado on July 11, 2006. Prior to July 11, 2006, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. The operating results of the Central City, Colorado segment for the three months ended March 31, 2007 and 2006 are as follows:

	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Casino	$5,051	$-
Hotel, food and beverage	566	-
Other (net of promotional allowances)	(1,102)	-
Net operating revenue	4,515	-

Costs and Expenses
Casino	2,034	-
Hotel, food and beverage	558	-
General and administrative	868	102
Depreciation	690	-
	4,150	102
Earnings (loss) from operations	365	(102)
Interest income	-	-
Interest (expense)	(1,041)	(17)
Other income, net	-	-
Loss before income taxes and minority interest	(676)	(119)
Income tax benefit	(77)	-
Loss before minority interest	(599)	(119)
Minority Interest	473	397
Net (Loss) Earnings	$(126)	$278

Reconciliation to Adjusted EBITDA:
Net (loss) earnings	$(126)	$278
Minority interest	(473)	(397)
Interest income	-	-
Interest expense	1,041	17
Income tax benefit	(77)	-
Depreciation	690	-
Adjusted EBITDA	$1,055	$(102)

For the three months ended March 31, 2007
Market share of the Central City gaming revenue*	26.8%
Average number of slot machines	566
Market share of Central City gaming devices*	25.8%
Average slot machine win per day	$ 97
Central City average slot machine win per day*	$ 93
*Source: Colorado Division of Gaming

Casino revenues in Central City continue to be below what we have initially projected. Management believes that January 2007 revenues in Central City were negatively impacted by a series of winter storms that occurred in January. Although revenues have not yet met our expectations, gaming revenue has grown consistently since opening. The property is currently operating with 566 slot machines. We are currently reviewing various strategies to increase revenues and adjusted EBITDA at the property. We may add more slot machines in the future. Management has focused on the development of player club memberships, with results being better than expected. We now have approximately 50,000 players in our player club database. Management’s marketing strategy will continue to focus on direct marketing to the players in our database.

For the three months ended March 31, 2007, the significant increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $30.7 million for the three months ended March 31, 2007. In an effort to reduce third party interest charges, we repaid $12.5 million of this debt in March 2007, utilizing cash on hand from other Company resources. For the three months ended March 31, 2006, a majority of our interest charges were capitalized towards the cost of the construction of the casino and hotel.

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

As CC Tollgate LLC, the operating company of this segment, is a limited liability company, income taxes are provided for on income that will be distributed to us using an effective tax rate of 38%; therefore, pre-tax income is reduced by the minority interest in determining the income subject to tax. No provision on the pre-opening losses incurred for the three months ended March 31, 2006 was made as these losses were allocated to the minority partner.

CALEDON, SOUTH AFRICA

The operating results of the Caledon, South Africa segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Intercompany transactions, including fees to its parent, shareholder’s interest and their related tax effects have been eliminated within the segment’s results. Operational results in US dollars for the three months ended March 31, 2007 and 2006 are as follows: (See next page for results in Rand).
	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Casino	$3,647	$4,070
Hotel, food and beverage	827	774
Other (net of promotional allowances)	(90)	(72)
Net operating revenue	4,384	4,772

Costs and Expenses
Casino	1,409	1,467
Hotel, food and beverage	512	505
General and administrative	632	690
Depreciation	318	296
	2,871	2,958
Earnings from operations	1,513	1,814
Interest income	29	4
Interest (expense)	(186)	(204)
Other (expense), net	-	1
Earnings before income taxes and preferred dividends	1,356	1,615
Income tax expense	472	472
Preferred dividends	219	-
Net earnings	$665	$1,143

Reconciliation to Adjusted EBITDA:
Net earnings	$665	$1,143
Minority interest	-	-
Interest income	(29)	(4)
Interest expense	186	204
Income tax expense	472	472
Depreciation	318	296
Adjusted EBITDA	$1,612	$2,111

Average exchange rate (ZAR/USD)	7.22	6.17

Operating results in Rand for the three months ended March 31, 2007 and 2006 are as follows:
		For the three months ended March 31,
Amounts in thousands		2007		2006
Operating Revenue
Casino	ZAR	26,337	ZAR	25,102
Hotel, food and beverage		5,972		4,776
Other (net of promotional allowances)		(650)		(447)
Net operating revenue		31,659		29,431

Costs and Expenses
Casino		10,174		9,030
Hotel, food and beverage		3,676		3,127
General and administrative		4,568		4,220
Depreciation		2,297		1,826
		20,715		18,203
Earnings from operations		10,944		11,228
Interest income		213		23
Interest (expense)		(1,346)		(1,260)
Other (expense), net		2		8
Earnings before income taxes and preferred dividends		9,813		9,999
Income tax expense		3,480		3,038
Preferred dividends issued by subsidiary		1,592		-
Net Earnings	ZAR	4,741	ZAR	6,961

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	4,741	ZAR	6,961
Minority interest		-		-
Interest income		(213)		(23)
Interest expense		1,346		1,260
Income tax expense		3,480		3,038
Depreciation		2,297		1,826
Adjusted EBITDA	ZAR	11,651	ZAR	13,062

Casino Market Data (in Rand)
	For the three months ended March 31,
	2007	2006
Market share of the Western Cape gaming revenue*	4.9%	5.9%
Market share of Western Cape gaming devices*	11.0%	12.7%
Average number of slot machines	350	343
Average slot machine win per day	ZAR 778	ZAR 753
Average number of tables	6	8
Average table win per day	ZAR 3,366	ZAR 2,587
*Source: Western Cape Gambling and Racing Board

Deterioration of the Rand versus dollar has had a negative impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of this impact.

Casino revenue increased 4.9% from the first quarter of 2006 to the first quarter of 2007, a period in which average table win per day increased 30.1% and average slot win per day increased 3.3%. Our market share of the Western Cape gaming revenue declined due to the opening of a new casino in November 2006. The Western Cape now operates with the maximum permitted number of casinos. Casino expenses increased 12.7% from the first quarter of 2006 to the first quarter of 2007 and are directly related to the increase in casino revenues and increased advertising expenditures.

Hotel, food and beverage revenues increased ZAR 1.2 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This is due to an increase in our hotel occupancy rate from 46% for the first quarter of 2006 to 54% for the first quarter of 2007, combined with an increase in room rates as a result of upgraded rooms (i.e. standard rooms becoming deluxe rooms).

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

The ZAR 0.3 million increase in Caledon’s general and administrative expenses is primarily the result of a ZAR 0.5 million payment made to a preference shareholder during the three months ended March 31, 2007 for the exchange of its preference shares for a new class of Class A preference shares. This increase was offset by a reduction in overall general and administrative expenses resulting from the allocation of certain shared overhead expenses to the Newcastle, South Africa segment. The Newcastle, South Africa segment did not begin operations until April 1, 2006.

Depreciation expense increased ZAR 0.5 million, primarily the result of property improvements made in the second half of 2006.

Interest income on cash earned in interest bearing accounts increased ZAR 0.2 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Interest expense for CCAL increased ZAR 0.1 million. This is due to the impact of the South African prime rate on our variable debt. For the three months ended March 31, 2006, the South African prime rate was 10.5%. As of March 31, 2007, the rate was 12.5%.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate for the three months ended March 31, 2007 was 35% compared to 30% in the same 2006 period.

Preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Caledon paid preference shareholder dividends of approximately ZAR 1.6 million for the three months ended March 31, 2007, which includes a one time dividend payment of ZAR 1.2 million to the preference shareholder that exchanged its original preference shares for Class A preference shares during the quarter. No dividends were paid nor were payable during the three months ended March 31, 2006.

NEWCASTLE, SOUTH AFRICA

Operating results in U.S. dollars for the three months ended March 31, 2007 were as follows: (See next page for results in Rand)

For the three months ended March 31, 2007
Amounts in thousands
Operating Revenue
Casino	$2,354
Hotel, food and beverage	275
Other (net of promotional allowances)	24
Net operating revenue	2,653

Costs and Expenses
Casino	1,044
Hotel, food and beverage	237
General and administrative	485
Depreciation	200
1,966
Earnings from operations	687
Interest income	2
Interest (expense)	(184)
Other (expense), net	-
Earnings before income taxes and minority interest	505
Income tax expense	151
Earnings before minority interest	354
Minority Interest	96
Net Earnings	$258

Reconciliation to Adjusted EBITDA:
Net earnings	$258
Minority interest	96
Interest income	(2)
Interest expense	184
Income tax expense	151
Depreciation	200
Adjusted EBITDA	$887

Average exchange rate (ZAR/USD)	7.22

Operating results in Rand for the three months ended March 31, 2007 were as follows:

	For the three months ended March 31, 2007
Amounts in thousands
Operating Revenue
Casino	ZAR	17,010
Hotel, food and beverage		1,987
Other (net of promotional allowances)		176
Net operating revenue		19,173

Costs and Expenses
Casino		7,554
Hotel, food and beverage		1,707
General and administrative		3,503
Depreciation		1,440
		14,204
Earnings from operations		4,969
Interest income		18
Interest (expense)		(1,339)
Other (expense), net		-
Earnings before income taxes and minority interest		3,648
Income tax expense		1,095
Earnings before minority interest		2,553
Minority Interest		699
Net Earnings	ZAR	1,854

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	1,854
Minority interest		699
Interest income		(18)
Interest expense		1,339
Income tax expense		1,095
Depreciation		1,440
Adjusted EBITDA	ZAR	6,409

Casino Market Data (in Rand)
For the three months ended March 31, 2007
Market share of the KwaZulu-Natal gaming revenue*	3.4%
Market share of KwaZulu-Natal gaming devices*	7.7%
Average number of slot machines	250
Average slot machine win per day	ZAR 682
Average number of tables	7
Average table win per day	ZAR 2,633
*Source: KwaZulu-Natal Gambling Board

We acquired our ownership interest in Century Casino Newcastle as of April 1, 2006. Between April 1 and December 2, 2006, the operations of the casino were limited and our efforts were focused on the construction of a new facility, which opened on December 2, 2006. For the three months ended March 31, 2007, operations continue to be in line with our expectations.

Interest expense is payable on a ZAR 50.0 million term loan with Nedbank, bearing an interest rate of South African prime less 1.5% (11.0% as of March 31, 2007). The principal balance outstanding under the term loan agreement was ZAR 47.4 million as of March 31, 2007.

The calculation of minority interest is determined prior to the elimination of intercompany management fees. An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenues during the first 12 months of operation at the new casino exceeds $13.5 million (ZAR 95.0 million). As of March 31, 2007, we do not deem it probable that casino revenues will exceed the required amount.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate for the three months ended March 31, 2007 was 30%.

EDMONTON, CANADA

We opened a casino and hotel in Edmonton, Alberta, Canada on November 17, 2006. Prior to this date, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. The operating results of the Edmonton, Canada segment for the three months ended March 31, 2007 and 2006 are as follows: (See next page for results in Canadian dollars)

	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Casino	$3,133	$-
Hotel, food and beverage	890	-
Other (net of promotional allowances)	129	1
Net operating revenue	4,152	1

Costs and Expenses
Casino	1,245	-
Hotel, food and beverage	914	-
General and administrative	1,019	19
Depreciation	271	4
	3,449	23
Earnings (loss) from operations	703	(22)
Interest income	38	7
Interest (expense)	(333)	(9)
Other income, net	9	27
Earnings before income taxes	417	3
Income tax expense (benefit)	125	(8)
Net Earnings	$292	$11

Reconciliation to Adjusted EBITDA:
Net earnings	$292	$11
Minority interest	-	-
Interest income	(38)	(7)
Interest expense	333	9
Income tax expense	125	(8)
Depreciation	271	4
Adjusted EBITDA	$983	$9

Average exchange rate (CAD/USD)	1.17	1.15

Operating results in Canadian dollars for the three months ended March 31, 2007 and 2006 were as follows:

		For the three months ended March 31,
Amounts in thousands		2007		2006
Operating Revenue
Casino	CAD	3,570	CAD	-
Hotel, food and beverage		1,041		-
Other (net of promotional allowances)		151		2
Net operating revenue		4,762		2

Costs and Expenses
Casino		1,454		-
Hotel, food and beverage		1,066		-
General and administrative		1,192		22
Depreciation		307		5
		4,019		27
Earnings (loss) from operations		743		(25)
Interest income		45		8
Interest (expense)		(388)		(10)
Other (expense), net		1		-
Earnings (loss) before income taxes		401		(27)
Income tax expense (benefit)		145		(9)
Net Earnings (Loss)	CAD	256	CAD	(18)

Reconciliation to Adjusted EBITDA:
Net earnings (loss)	CAD	256	CAD	(18)
Minority interest		-		-
Interest income		(45)		(8)
Interest expense		388		10
Income tax expense (benefit)		145		(9)
Depreciation		307		5
Adjusted EBITDA	CAD	1,051	CAD	(20)

Prior to November 17, 2006, all costs incurred represent pre-opening expenses. The first quarter of 2007 represents the first full quarter that the casino has been operating. Since opening, gaming revenues are slightly below our expectations, due to a lower than expected return on table games. We do not expect this to be a continuing trend. We are in the process of reviewing the cost and staffing structure of the operation to bring them in line with current revenue levels.

We opened the casino with 600 slot machines and may receive additional machines from the Alberta Gaming and Liquor Commission in the future.

Delays in opening the hotel have hampered hotel, food and beverage revenues. The hotel opened in March 2007.

Management has focused on the development of player’s club memberships, with over 8,500 players in our player club database. Management’s marketing strategy will focus on direct marketing to the players in our database, as well as the marketing of our dinner theater and hotel.

For the three months ended March 31, 2007, the significant increase in interest expense relates to interest that we are incurring based on approximately $17.7 million (CAD 19.9 million) of outstanding debt. For the three months ended March 31, 2006, this interest was capitalized towards the cost of the construction of the casino and hotel.

Income taxes in Edmonton are taxed at a statutory rate of 33.6%.

ALL OTHER OPERATING SEGMENTS

Combined operating results for our ship-based casinos and, subsequent to April 13, 2006, Century Casino Millennium (“CM”) for the three months ended March 31, 2007 and 2006 are as follows:

	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Casino	$1,307	$804
Hotel, food and beverage	6	-
Other (net of promotional allowances)	62	53
Net operating revenue	1,375	857

Costs and Expenses
Casino	992	629
Hotel, food and beverage	2	-
General and administrative	122	-
Depreciation	99	56
	1,215	685
Earnings from operations	160	172
Interest income	8	-
Interest (expense)	(19)	-
Other (expense), net	(1)	-
Earnings before income taxes	148	172
Income tax expense	3	5
Net Earnings	$145	$167

Reconciliation to Adjusted EBITDA:
Net earnings	$145	$167
Minority interest	-	-
Interest income	(8)	-
Interest expense	19	-
Income tax expense	3	5
Depreciation	99	56
Adjusted EBITDA	$258	$228

Cruise Ships

We experience fluctuations in the casino revenue generated on each cruise depending on the number and gaming quality of the passengers, and these fluctuations may be extreme. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line. As a result, revenues from our cruise ship based operations may fluctuate significantly from period to period. Cruise ship earnings are also affected by an increase in concession fees in proportion to the revenue.

In January 2007, our casino concession agreement with the World of Residensea was extended for an unlimited period of time, subject to termination under certain conditions.

Our right to operate the casinos aboard the Silver Shadow and Silver Whisper, cruise ships operated by Silversea Cruises, Ltd. (“Silversea”), terminated at the end of September 2005 and at the beginning of July 2006, respectively. On March 8, 2006, we received notification from Silversea that our right to operate the casino aboard the Silver Wind cruise ship would terminate as of May 16, 2007. In addition, we also received notification from Silversea purporting to terminate our right to operate the casino aboard the Silver Cloud cruise ship as of March 30, 2006; however, we believe the purported termination was untimely under the terms of our casino concession agreement with Silversea, resulting in a five year extension of the agreement as to the Silver Cloud. In April 2006, Silversea commenced an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration seeking to terminate the concession agreement as to the Silver Cloud. We have filed an answer denying that the agreement as to the Silver Cloud was terminated and seeking to confirm that we have the right to a five-year extension of the agreement. We have also filed a counterclaim seeking damages arising from the wrongful termination of the concession agreement. We intend to continue operation of our casino aboard the Silver Cloud pending resolution of the arbitration, which will be held in May 2007.

Cruise ship casino revenues decreased 16.0% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. For the three months ended March 31, 2006, we operated casinos aboard seven ships. For the three months ended March 31, 2007, we operated casinos aboard six ships, which contributed to the decline in revenues.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $0.3 million and $0.4 million of the total casino expenses incurred for the three months ended March 31, 2007 and 2006, respectively.

Casino expenses, excluding concession fees, increased slightly to 29.6% of casino revenue for the three months ended March 31, 2007 as compared to 29.2% of casino revenue for the three months ended March 31, 2006, primarily due to increased travel expenses associated with employee rotation.

The cruise ship concession agreements were assigned to our wholly-owned subsidiary Century Resorts International (“CRI”) as of October 1, 2003 and have since been subject to an effective tax rate of 3% in Mauritius.

Century Casino Millennium

We began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment. CM accounted for $0.7 million of this segment’s revenue for the three months ended March 31, 2007, $0.4 million of the total increase in casino expenses and substantially all of the increase in general and administrative expenses for this segment.

CORPORATE
	For the three months ended March 31,
Amounts in thousands	2007	2006
Operating Revenue
Other	$6	$8
Net operating revenue	6	8

Costs and Expenses
General and administrative	1,708	1,353
Impairments and other write-offs, net of recoveries	-	7
Depreciation	52	12
	1,760	1,372
Loss from unconsolidated subsidiary	-	-
Loss from operations	(1,754)	(1,364)
Interest income	186	265
Interest (expense), net	(8)	241
Interest expense on non-Cripple Creek debt allocated to Corporate	(137)	(120)
Other income (expense), net	820	62
Non-operating items from unconsolidated subsidiary	-	-
Loss before income taxes and minority interest	(893)	(916)
Income tax benefit	(687)	(470)
Minority interest	40	45
Net Loss	$(246)	$(491)

Reconciliation to Adjusted EBITDA:
Net loss	(246)	(491)
Minority interest	40	45
Interest income	(186)	(265)
Interest expense (including amounts allocated from Cripple Creek)	145	(121)
Income tax benefit	(687)	(470)
Depreciation	52	12
Adjusted EBITDA	$(882)	$(1,290)

Revenue in the Corporate segment includes fees paid by CM under a technical services agreement, prior to the acquisition of CM on April 13, 2006. All management fees among consolidated subsidiaries are eliminated in the presentation of results.

General and administrative expenses increased $0.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily because of increased compensation charges, increased travel and communication expenses, and higher professional fees. We have increased the number of employees to support our growth.

Interest income for this segment is directly related to the cash reserves we have from the stock offering we completed in October 2005 and the exercise of stock options.

For the three months ended March 31, 2006, the net negative interest expense, excluding amounts allocated from the Cripple Creek segment, results from the elimination of the interest on intercompany debt that was used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

We recognized approximately $0.8 million in foreign currency gains on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the three months ended March 31, 2007 and 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $16.8 million at March 31, 2007, and the Company had working capital (current assets minus current liabilities) of $0.2 million compared to cash and cash equivalents of $35.0 million and working capital of $5.2 million at December 31, 2006.

We use the cash flows that we generate to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the three months ended March 31, 2007, we used $0.7 million of net cash in operating activities. For the three months ended March 31, 2006, $6.4 million of cash was provided by operating activities. The change from the 2006 quarterly period relates primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $3.9 million for the first three months of 2007 consisted of $2.0 million towards the acquisition of G5 Sp. z o.o., a Polish entity that owns a 33.3% interest in Casinos Poland; $0.1 million in property and equipment additions at Womacks; $0.4 million towards construction in Edmonton, Alberta, Canada; $0.2 million in gaming equipment additions in Central City, Colorado; $0.8 million towards property improvements and furniture and fixtures at our Newcastle, South Africa property; and $0.3 million of cumulative additions at our other remaining properties.

Cash used in investing activities of $25.6 million for the first three months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $0.1 million in property and equipment additions at Womacks; $0.9 million in property improvements at Caledon, South Africa; $0.1 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $8.2 million towards construction in Central City, Colorado; and $4.5 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. In addition, we deposited $6.6 million of cash towards our purchase of the property in Newcastle, South Africa.

Cash used in financing activities of $12.3 million for the first three months of 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $0.8 million towards the Womacks revolving credit facility; and net repayments of $0.8 million towards our South African debt. These repayments were offset by borrowings of $0.9 million under the loan agreement with Canadian Western Bank for the Edmonton property, a release of restricted cash in Edmonton of $0.2 million and $0.2 million of proceeds and tax benefits from stock option exercises.

Cash provided by financing activities of $9.7 million for the first three months of 2006 consisted of borrowings of $5.0 million under the Tollgate construction loan and net borrowings of $5.2 million under the Womacks revolving credit facility with Wells Fargo. These inflows of cash were offset by repayments of $0.6 million towards our Caledon loan agreement with Nedbank Limited.

Common Stock Repurchase Program

Our Board of Directors has approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock on the open market during the three months ended March 31, 2007 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of March 31, 2007. The repurchase program has no set expiration or termination date.

Sources of Liquidity

In addition to our cash on hand, additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $17.0 million and unused borrowing capacity of approximately $6.4 million, based on Womacks’ current EBITDA, at March 31, 2007. The maturity date of the borrowing commitment is December 2008. The available balance was reduced by $0.7 million on April 1, 2007 and will be further reduced by $0.7 million at the beginning of each quarter until maturity in December 2008. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions subject to a limitation based on Womacks’ current EBITDA (currently $8.5 million).

Additional liquidity for our Central City property may be provided by our $2.5 million revolving line of credit with Wells Fargo. The revolving line of credit matures on November 21, 2011. Availability under the line of credit is conditional upon CTL’s compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties.

We expect that the primary source of our future operating cash flows will be from gaming operations. We expect to continue to rely on revolving lines of credit and term loans from commercial banks or other debt instruments to supplement our working capital and investing requirements. We believe that our cash at March 31, 2007, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion of existing properties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Co Chief Executive Officers, Senior Vice President and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers, principal financial officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and were effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Rights Agreement, dated as of April 29, 1999, between the Company and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos Form 8-A dated May 7, 1999.

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: May 9, 2007

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

4.1
Rights Agreement, dated as of April 29, 1999, between the Company and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to Century Casinos Form 8-A dated May 7, 1999.

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.