Form 10-Q
period 2007-08-06
CENTURY CASINOS INC /CO/
filed 2007-08-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, $0.01 par value per share, 23,451,067 shares outstanding as of August 8, 2007.

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$14,193	$34,969
Restricted cash	2,155	2,352
Receivables, net	847	934
Prepaid expenses	1,353	1,183
Inventories	461	445
Other current assets	480	1,091
Deferred income taxes – foreign	263	193
Total current assets	19,752	41,167

Property and Equipment, net	129,177	124,638
Goodwill	12,667	12,262
Investment in Unconsolidated Subsidiary	9,797	-
Casino Licenses and Other Intangible Assets	10,482	9,341
Deferred Income Taxes – domestic	1,968	1,763
– foreign	2,231	2,143
Note Receivable (see Note 2)	-	5,170
Other Assets	1,926	1,376
Total	$188,000	$197,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,829	$20,669
Accounts payable and accrued liabilities	7,328	10,625
Accrued payroll	1,958	2,172
Taxes payable	2,162	2,509
Deferred income taxes – domestic	16	16
Total current liabilities	22,293	35,991

Long-Term Debt, less current portion	55,192	56,036
Other Long-Term Accrued Liabilities	1,518	-
Minority Interest	4,759	5,406

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
23,168,443 shares issued; 23,051,067 and 23,004,067 shares outstanding, respectively	232	232
Additional paid-in capital	69,870	69,779
Accumulated other comprehensive earnings	3,931	2,768
Retained earnings (see Note 5)	30,470	28,020
	104,503	100,799
Treasury stock – 117,376 and 164,376 shares at cost, respectively	(265)	(372)
Total shareholders’ equity	104,238	100,427
Total	$188,000	$197,860

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands, except for share information	2007	2006	2007	2006
Operating revenue:
Casino	$21,489	$11,260	$41,378	$20,406
Hotel, food and beverage	2,979	1,272	5,846	2,354
Other	446	321	939	470
	24,914	12,853	48,163	23,230
Less promotional allowances	2,241	984	4,429	1,885
Net operating revenue	22,673	11,869	43,734	21,345

Operating costs and expenses:
Casino	8,473	4,357	16,568	7,654
Hotel, food and beverage	2,542	1,000	5,125	1,830
General and administrative	6,984	4,516	12,785	7,559
Impairments and other write-offs, net of recoveries	40	7	25	15
Depreciation	2,304	933	4,323	1,705

Total operating costs and expenses	20,343	10,813	38,826	18,763

Earnings from unconsolidated subsidiary	54	-	54	-
Earnings from operations	2,384	1,056	4,962	2,582
Non-operating income (expense):
Interest income	443	319	717	597
Interest expense	(1,699)	(411)	(3,631)	(615)
Other (expense) income, net	(41)	225	787	319
Non-operating (expense) income, net	(1,297)	133	(2,127)	301
Earnings before income taxes, minority interest and preferred dividends	1,087	1,189	2,835	2,883
Provision for income taxes	304	105	628	461
Earnings before minority interest and preferred dividends	783	1,084	2,207	2,422
Minority interest in subsidiary losses, net	315	247	652	599
Preferred dividends issued by subsidiary	(57)	-	(276)	-
Net earnings	$1,041	$1,331	$2,583	$3,021

Earnings per share:
Basic	$0.05	$0.06	$0.11	$0.13
Diluted	$0.04	$0.06	$0.11	$0.13

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

Amounts in thousands	2007	2006	2007	2006

Net earnings	$1,041	$1,331	$2,583	$3,021
Foreign currency translation adjustments	2,677	(1,397)	1,163	(409)
Comprehensive earnings (loss)	$3,718	$(66)	$3,746	$2,612

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,

Amounts in thousands	2007	2006

Cash Flows from Operating Activities:
Net earnings	$2,583	$3,021

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,323	1,705
Imputed interest	88	-
Amortization of share-based compensation	28	201
Amortization of deferred financing costs	236	30
Deferred tax expense	(301)	(257)
Minority interest in subsidiary losses	(652)	(599)
Earnings from unconsolidated subsidiary	(54)	-
Other	-	11
Excess tax benefits from stock-based payment arrangements	(62)	(376)
Changes in operating assets and liabilities:
Receivables	127	(400)
Prepaid expenses and other assets	(697)	211
Accounts payable and accrued liabilities	(3,795)	(2,454)
Accrued payroll	(249)	57
Taxes payable	(307)	(230)

Net cash provided by operating activities	1,268	920

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,014)	(25,476)
Note receivable	-	(4,751)
Acquisition of remaining interest in Century Resorts Alberta, Inc.	-	(5,135)
Cash contribution of $0.7 million towards interest in Century Casino Millennium, plus net cash acquired of $0.4 million	-	(278)
Cash contribution of $6.7 million towards interest in Newcastle, less net cash acquired of $1.6 million	-	(5,068)
Cash contribution of $2.0 million towards interest in G5 Sp. z o.o.	(2,016)	-
Proceeds from disposition of assets	13	86

Net cash used in investing activities	(8,017)	(40,622)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	$12,988	$44,630
Principal repayments	(26,606)	(16,049)
Excess tax benefits from stock-based payment arrangements	62	376
Deferred financing charges	(40)	(10)
Decrease in restricted cash	202	-
Proceeds from exercise of options	106	450
Other	-	(47)

Net cash (used in) provided by financing activities	(13,288)	29,350

Effect of Exchange Rate Changes on Cash	(739)	700

Decrease in Cash and Cash Equivalents	(20,776)	(9,652)

Cash and Cash Equivalents at Beginning of Period	34,969	37,167

Cash and Cash Equivalents at End of Period	$14,193	$27,515

Supplemental Disclosure of Non-cash Financing Activities:

The Company had approximately $7.6 million of accrued construction liabilities relating to its projects in Central City, Colorado and Edmonton, Alberta, Canada as of June 30, 2006. The Company offset the total purchases of property and equipment for the six months ended June 30, 2006 by this amount.

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

On April 13, 2006, Century Casinos Europe GmbH (“CCE”) purchased the remaining 50% interest in Century Casino Millennium (“CM”) for approximately $0.7 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

--7--

Century Casinos Africa completed the purchase of a 60% controlling interest in Century Casino Newcastle (“CNEW”) on April 1, 2006 for approximately $7.4 million (45.5 million Rand).  To date, the Company has paid $6.7 million (40.5 million Rand) towards the purchase. The remaining $0.7 million (5.0 million Rand) has been accrued as a current liability on the condensed consolidated balance sheet as of June 30, 2007. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,530
Accounts receivable	35
Prepaid expenses	91
Inventory	74
Property and equipment, net	3,009
Casino licenses	8,911
Deferred income taxes – foreign	1,314
Accounts payable and accrued liabilities	(801)
Accrued payroll	(183)
Taxes payable	(446)
Long-term debt	(1,965)
Amount credited to minority partner	(4,917)
Cash paid	$6,652

The assets acquired and liabilities assumed are reported in the condensed consolidated balance sheet.

On March 12, 2007, CCE purchased G5 Sp. z o.o, a Polish entity that owns a 33.3% interest in Casinos Poland Ltd (“CPL”). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$8,944
Accounts payable and accrued liabilities	(277)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheet.

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the six months ended June 30,
	2007	2006
Interest paid	$4,005	$1,564
Income taxes paid	$1,390	$84

See notes to condensed consolidated financial statements.

--8--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. The Company owns and/or manages casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position. In addition, the Company holds a 33.3% ownership interest in CPL, the owner and operator of seven casinos and one slot arcade in Poland. The Company continues to pursue other international projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2007	December 31, 2006	June 30, 2006
Canadian Dollars (CAD)	1.0634	1.1653	1.1150
Czech Koruna (CZK)	21.2340	20.8500	22.3270
Euros (€)	0.73971	0.7578	0.7827
Polish Zloty (PLN)	2.7852	2.9016	N/A
South African Rand (ZAR)	7.0471	7.0496	7.1704
Source: Pacific Exchange Rate Service

--9--

2.           ACQUISITIONS

Century Casino Newcastle: On April 1, 2006, the Company acquired a 60.0% ownership in CNEW for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The remaining $0.7 million (ZAR 5.0 million) is payable on the one year anniversary of the opening of a new casino (December 2, 2007) and is classified as a current liability on the June 30, 2007 and December 31, 2006 condensed consolidated balance sheets. Pro forma results of operations have not been presented as they would not have been materially different from previously reported amounts.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenue during the first 12 months of operations at the new casino exceeds $13.5 million (ZAR 95.0 million). As of June 30, 2007, the Company does not deem it probable that casino revenue will exceed the required amount.

The final purchase price allocation resulted in the recognition of $8.9 million (ZAR 54.3 million) of indefinite lived intangible assets. Intangible assets acquired represent casino licenses.

G5 Sp. z o.o.: On March 12, 2007, the Company completed the acquisition of G5 Sp. z o.o. (“G5”) for approximately $2.8 million (€2.2 million). To date, the Company has paid $2.0 million (€1.6 million). The remaining $0.8 million (€0.6 million) is payable on September 12, 2007 and is classified as a current liability on the June 30, 2007 condensed consolidated balance sheet. In connection with the purchase, the Company loaned G5 approximately $6.2 million (PLN 18.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. The loan and related interest are eliminated in consolidation subsequent to the acquisition. G5 owns 33.3% of all shares issued by CPL. CPL owns and operates seven casinos and one slot arcade in Poland (See Note 3).

3.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and we account for this investment under the equity method.

The Company records its share of CPL’s earnings on a one-month lag. Following is the summarized unaudited financial information of CPL as of May 31, 2007:

Amounts in thousands	As of
May 31, 2007
Balance Sheet:
Current assets	$5,416
Noncurrent assets	$11,382
Current liabilities	$11,651
Noncurrent liabilities	$4,743

March 12, 2007 through May 31, 2007
Operating Results:
Net operating revenue	$14,132
Net earnings	$164

The Company’s maximum exposure to losses at June 30, 2007 is $9.8 million, the value of its equity investment in CPL.

--10--

4.           SHAREHOLDERS’ EQUITY

Subsidiary Preference Shares - In connection with the granting of a gaming license to Century Casinos Caledon (Pty) Ltd. (“CCAL”) by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, neither of whom is an officer, director or affiliate of CCI. In January 2006, 200 preference shares of a new class (“Class A shares”) were authorized for issuance. The Class A shares are neither cumulative nor redeemable. Each Class A share entitles the holder to dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Furthermore, if the casino business is sold or otherwise dissolved, for each Class A share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business. In March 2007, the second of the two preference shareholders accepted the offer to transfer all 100 of its original preference shares for 100 Class A shares and was paid ZAR 5,000 per share as an incentive to exchange their original preference shares for Class A shares.

CCAL paid $0.3 million (ZAR 2.0 million) of preference dividends for the six months ended June 30, 2007, which includes a one time dividend payment of $0.2 million (ZAR 1.2 million) to the preference shareholder that exchanged its shares.

2007 Equity Grant – On July 3, 2007, the Company issued 200,000 shares of restricted common stock to each of its Co Chief Executive Officers. The Company also granted an aggregate of 60,000 stock options with an exercise price of $9.00 per share to employees of the Company. The restricted common stock and stock options vest ratably over a four-year period.

In addition, on July 3, 2007, the Company granted an aggregate of 25,000 stock options with an exercise price of $9.00 per share to independent directors of the Company. These stock options vest one year from grant date.

Subsequent to the issuance of this grant, there is $4.0 million of total unrecognized compensation expense related to unvested stock options and unvested restricted common stock remaining to be recognized. Of this total, $0.9 million will be recognized over the remainder of 2007 and $3.1 million will be recognized in subsequent years through 2011.

5.           PROMOTIONAL ALLOWANCES

Promotional allowances presented in the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006 include the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Food & Beverage and Hotel	$772	$284	$1,461	$571
Free Plays or Coupons	823	323	1,611	658
Player Points	646	377	1,357	656
Total Promotional Allowances	$2,241	$984	$4,429	$1,885

--11--

6.           INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in South Africa as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2005 and 2006 tax years. The periods subject to examination for the Company’s state returns in Colorado are years 2003 through 2006. The periods subject to examination for the Company’s statutory income tax returns in South Africa are years 2002 through 2006. As a result of the implementation of FIN 48, we recognized a $0.1 million liability for unrecognized tax liabilities related to tax positions taken in prior periods, which is recorded as a component of other long-term accrued liabilities. This increase was accounted for as an adjustment to the opening balance of retained earnings on January 1, 2007.

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The provision for income tax expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Provision for federal income taxes	$(89)	$(242)	$(151)	$(211)
Provision for state income taxes	(11)	(34)	(20)	(30)
Provision for foreign income taxes	404	381	799	702
Total provision for income taxes	$304	$105	$628	$461

Reconciliation of federal income tax statutory rate to the Company’s effective tax rate is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Federal income tax statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income taxes	(51.0%)	(57.1%)	(47.9%)	(47.5%)
State income tax (net of federal benefit)	0.8%	0.2%	2.2%	1.3%
Losses assigned to minority partner	14.1%	11.5%	11.1%	9.5%
Permanent and other items	30.1%	20.2%	22.8%	18.7%
Total provision for income taxes	28.0%	8.8%	22.2%	16.0%

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest.  No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three and six months ended June 30, 2007 and 2006.

--12--

7.           EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were computed as follows:

Amounts in thousands, except for share information	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings	$1,041	$1,331	$2,583	$3,021
Weighted average common shares	23,051,067	22,749,798	23,039,429	22,565,182
Basic earnings per share	$0.05	$0.06	$0.11	$0.13

Diluted Earnings Per Share:
Net earnings	$1,041	$1,331	$2,583	$3,021
Weighted average common shares	23,051,067	22,749,798	23,039,429	22,565,182
Effect of dilutive securities:
Stock options and warrants	836,855	1,265,966	895,974	1,399,652
Dilutive potential common shares	23,887,922	24,015,764	23,935,403	23,964,834
Diluted earnings per share	$0.04	$0.06	$0.11	$0.13

8.           SEGMENT INFORMATION

We are managed in seven segments, based primarily on our casino properties. Each casino property derives its revenues primarily from casino operations, room rentals and/or food and beverage sales.

	Long-Lived Assets*		Total Assets
Amounts in thousands	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Cripple Creek (Colorado, USA)	$29,165	$29,324	$31,585	$31,465
Central City (Colorado, USA)	43,392	43,952	47,076	48,661
Edmonton (Alberta, Canada)	35,063	31,927	41,107	39,305
Caledon (South Africa)	18,594	17,188	20,480	19,134
Newcastle (South Africa)	23,080	21,499	25,060	24,535
Other operating:
Casino Millennium (Czech Republic)	551	496	2,095	2,166
Cruise Ships (International)	1,072	1,032	1,697	1,839
Corporate	1,409	823	18,900	30,755
Total	$152,326	$146,241	$188,000	$197,860
* Long-lived assets consist of property and equipment, goodwill, casino licenses and other long-lived intangible assets.

--13--

	Net Operating Revenue
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Cripple Creek (Colorado, USA)	$4,440	$3,968	$8,499	$7,804
Central City (Colorado, USA)	5,060	-	9,575	-
Edmonton (Alberta, Canada)	4,480	1	8,632	2
Caledon (South Africa)	4,414	4,662	8,798	9,433
Newcastle (South Africa)	3,057	2,050	5,710	2,050
Other operating:
Casino Millennium (Czech Republic)	557	395	1,143	395
Cruise Ships (International)	664	780	1,370	1,639
Corporate	1	13	7	22
Total	$22,673	$11,869	$43,734	$21,345

	Net Earnings
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Cripple Creek (Colorado, USA)	$793	$616	$1,347	$1,169
Central City (Colorado, USA)	50	(367)	(5)	(367)
Edmonton (Alberta, Canada)	298	(75)	604	(64)
Caledon (South Africa)	844	736	1,509	1,882
Newcastle (South Africa)	276	270	537	270
Other operating:
Casino Millennium (Czech Republic)	(35)	(81)	47	(81)
Cruise Ships (International)	(98)	119	(16)	287
Corporate	(1,087)	113	(1,440)	(75)
Total	$1,041	$1,331	$2,583	$3,021

9.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Hermanus Road Construction– On March 27, 2007, CCAL and the Provincial Government of the Western Cape entered into an agreement whereby CCAL committed $1.1 million (ZAR 8.0 million) towards the construction of a highway between Caledon and Hermanus, South Africa. CCAL will be billed by the Provincial Government in increments of 16% of the value of work completed by the contractor. Construction of the road is expected to begin by April 1, 2008 and be completed by April 1, 2009. CCAL will not be responsible for any amounts in excess of $1.1 million (ZAR 8.0 million) or for any construction costs subsequent to April 1, 2009. Any excess costs will be borne by the Provincial Government. The Company has recorded $1.1 million (ZAR 8.0 million) as a component of other long-term accrued liabilities and casino licenses and other intangible assets on the June 30, 2007 condensed consolidated balance sheet.

--14--

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

OVERVIEW

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment. In order to provide more detail than would be possible on a consolidated basis, our properties have been grouped as follows to facilitate discussion of our operating results:

Cripple Creek, Colorado includes the operating results of WMCK Venture Corp. (“WMCK”) and subsidiaries, which own Womacks Casino and Hotel (“Womacks”) in Cripple Creek, Colorado.

Edmonton, Canada includes the operating results of Century Resorts Alberta, Inc. (and its sister company 1214741 Alberta Ltd.), which owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada.

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

--15--

All Other Operating Segments includes the operating results of the shipboard operations for which the Company has casino concession agreements and, subsequent to April 13, 2006, the operating results of Century Casino Millennium (“CM”) located in Prague, Czech Republic.

Corporate operations include, among other items, the expenses associated with being a public company, including Sarbanes-Oxley Act compliance, the results of our equity investment in Casinos Poland and general corporate overhead expenses. In addition, reclassification and eliminating entries are recorded in this segment.

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

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Adjusted EBITDA
Cripple Creek, Colorado	$1,678	$1,494	$2,971	$2,880
Central City, Colorado	1,078	(730)	2,133	(926)
Edmonton, Canada	1,162	(106)	2,145	(97)
Caledon, South Africa	1,797	1,665	3,409	3,808
Newcastle, South Africa	1,087	686	1,978	686
All other operating segments	(35)	145	223	375
Corporate	(2,177)	(940)	(3,063)	(2,120)
Total Adjusted EBITDA	$4,590	$2,214	$9,796	$4,606

--16--

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $22.7 million and $11.9 million for the three months ended June 30, 2007 and 2006, respectively, and $43.7 million and $21.3 million for the six months ended June 30, 2007 and 2006, respectively.  Casino revenue was $21.5 million and $11.3 million for the three months ended June 30, 2007 and 2006, respectively, and was $41.4 million and $20.4 million for the six months ended June 30, 2007 and 2006, respectively. Casino expense was $8.5 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively, and $16.6 million and $7.7 million for the six months ended June 30, 2007 and 2006, respectively.  General and administrative expense was $7.0 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively. General and administrative expense was $12.8 million and $7.6 million for the six months ended June 30, 2007 and 2006, respectively.  Depreciation expense was $2.3 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $4.3 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

Total earnings from operations were $2.4 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $5.0 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.

We recorded income tax expense of $0.3 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively. Income tax expense was $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Our net earnings were $1.0 million, or $0.05 per basic share, and $1.3 million, or $0.06 per basic share, for the three months ended June 30, 2007 and 2006, respectively. Net earnings were $2.6 million, or $0.11 per basic share, and $3.0 million, or $0.13 per basic share, for the six months ended June 30, 2007 and 2006, respectively.

The most significant impacts on reported earnings for the three months ended June 30, 2007 were:

•
Our new casinos in Central City, Colorado, Newcastle, South Africa and Edmonton, Canada contributed $10.5 million towards the total increase of $10.8 million in net operating revenue and contributed $8.4 million towards the total increase of $9.5 million in net operating expenses;

•	Net interest charges increased $1.2 million primarily due to the interest charges on bank debt that funded the construction of the three new casinos; and
•
Foreign currency gains decreased $0.4 million primarily due to the recognition of approximately $0.3 million in foreign currency gains on the exchange of currency for the three month period ended June 30, 2006.

The most significant impacts on reported earnings for the six months ended June 30, 2007 were:

•
Our new casinos in Central City, Colorado, Newcastle, South Africa and Edmonton, Canada contributed $21.9 million towards the total increase of $22.4 million in net operating revenue and contributed $17.77 million towards the total increase of $20.1 million in net operating expenses;

•	Net interest charges increased $2.9 million primarily due to the interest charges on bank debt that funded the construction of the three new casinos.
•
Foreign currency gains increased $0.4 million, principally due to the recognition of a foreign currency gain of approximately $0.8 million on cash used towards the purchase of a casino holding company in Poland; and

A discussion by segment follows below.

--17--

CRIPPLE CREEK, COLORADO

The operating results of the Cripple Creek, Colorado segment, includes the operations of Womacks. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operational results for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$4,870	$4,371	$9,350	$8,642
Hotel, food and beverage	357	336	660	643
Other (net of promotional allowances)	(787)	(739)	(1,511)	(1,481)
Net operating revenue	4,440	3,968	8,499	7,804

Costs and Expenses
Casino	1,499	1,161	2,928	2,363
Hotel, food and beverage	413	337	761	661
General and administrative	849	976	1,838	1,900
Depreciation	395	410	784	812
	3,156	2,884	6,311	5,736
Earnings from operations	1,284	1,084	2,188	2,068
Interest income	1	3	5	6
Interest (expense)	(1)	(109)	(18)	(203)
Other (expense), net	(1)	-	(1)	-
Earnings before income taxes	1,283	978	2,174	1,871
Income tax expense	490	362	827	702
Net Earnings	$793	$616	$1,347	$1,169

Reconciliation to Adjusted EBITDA:
Net earnings	$793	$616	$1,347	$1,169
Minority interest	-	-	-	-
Interest income	(1)	(3)	(5)	(6)
Interest expense	1	109	18	203
Income tax expense	490	362	827	702
Depreciation	395	410	784	812
Adjusted EBITDA	$1,678	$1,494	$2,971	$2,880

--18--

Casino Market Data

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Market share of the Cripple Creek gaming revenue*	12.4%	11.3%	12.2%	11.5%
Average number of slot machines	593	582	593	583
Market share of Cripple Creek gaming devices*	12.8%	12.3%	12.7%	12.3%
Average slot machine win per day	$ 88	$ 80	$ 85	$ 80
Cripple Creek average slot machine win per day*	$ 90	$ 85	$ 87	$ 85
*Source: Colorado Division of Gaming

Three months ended June 30, 2007 compared to 2006

The Womacks casino is one of the largest gaming facilities in Cripple Creek.  Management continues to focus on the marketing of Womacks through the player’s club. Womacks has continued the effort to improve the customer experience by converting 436 slot machines, which represent more than 73% of the total machines on the floor, to Ticket in/Ticket Out (“TITO”) devices at June 30, 2007, compared to 59% at June 30, 2006. Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary.  Based on management’s ongoing evaluation of the comp policies at the casino, the cost of points and coupons is in line with management’s expectations and prior year results. There were a number of changes made in key management positions at Womacks during the third quarter of 2006, which have contributed to improved results at the property.

In early 2008, a larger casino is expected to open in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 14 table games and will introduce further competition to our casino.

Casino revenue for the three months ended June 30, 2007 was 11.4% higher than during the same period last year, and net operating revenue increased 11.9% as a result of improved management and increased marketing efforts which contributed to a 10.0% increase in average slot machine win per day. Womacks’ market share of gaming devices increased 4.1%. For the entire Cripple Creek market, gaming revenue increased during the three months ended June 30, 2007, closing 1.7% higher than the same period last year.

Casino expense increased by 29.1%, or $0.3 million, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily the result of increased gaming taxes resulting from the increase in casino revenue for the period, increased participation fees and increased marketing expenditures.

General and administrative expense for the three months ended June 30, 2007 decreased 13.0%, or $0.1 million, when compared to general and administrative expense for the three months ended June 30, 2006, primarily due to a decrease in workers compensation insurance charges.

Interest expense decreased $0.1 million as the average debt balance for the casino was less than $0.1 million.  The majority of the amount outstanding under the casino’s revolving credit facility relates to funding provided to the Corporate segment.

Cripple Creek’s effective tax rate has remained stable at approximately 38.2% for the three months ended June 30, 2007 as compared to 37.0% for the three months ended June 30, 2006.

--19--

Six months ended June 30, 2007 compared to 2006

Management believes that January 2007 revenues in Cripple Creek were negatively impacted by a series of winter storms that occurred during the month.  Strong revenue growth since that time has offset the January results. Casino revenue for the six months ended June 30, 2007 was 8.2% higher than during the same period last year and net operating revenue increased 8.9%, the result of successful marketing efforts which contributed to a 6.3% increase in average win per day. Womacks’ market share of gaming devices increased 3.3%. For the entire Cripple Creek market, gaming revenue increased less than 1% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Casino expense increased by 23.9%, or $0.6 million, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily the result of increased gaming taxes resulting from the increase in casino revenue for the period, increased participation fees and increased marketing expenditures.

General and administrative expense remained flat period over period as decreases in insurance charges were offset by increases in repairs and maintenance expenditures. The casino is currently undergoing a renovation project estimated to cost the Company approximately $1.4 million. The Company expects to be able to capitalize a majority of this cost.

Interest expense decreased $0.2 million for the six months ended June 30, 2007. The casino has repaid a majority of its outstanding debt on the Womacks credit facility, which reduced the casino’s average debt balance for the period. The majority of the amount outstanding under the facility relates to funding provided to the Corporate segment.

Cripple Creek’s effective tax rate has remained stable at approximately 38.0% for the six months ended June 30, 2007 compared to 37.5% for the six months ended June 30, 2006.

--20--

CENTRAL CITY, COLORADO

We opened a casino and hotel in Central City, Colorado on July 11, 2006.  Prior to July 11, 2006, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. The operating results of the Central City, Colorado segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$5,535	$-	$10,586	$-
Hotel, food and beverage	605	-	1,171	-
Other (net of promotional allowances)	(1,080)	-	(2,182)	-
Net operating revenue	5,060	-	9,575	-

Costs and Expenses
Casino	2,055	43	4,089	43
Hotel, food and beverage	554	-	1,112	-
General and administrative	1,372	687	2,240	883
Depreciation	721	-	1,411	-
	4,702	730	8,852	926
Earnings (loss) from operations	358	(730)	723	(926)
Interest income	-	-	-	-
Interest (expense)	(729)	(283)	(1,655)	(485)
Other income, net	(1)	-	(1)	-
Loss before income taxes and minority interest	(372)	(1,013)	(933)	(1,411)
Income tax expense (benefit)	30	(225)	(3)	(225)
Loss before minority interest	(402)	(788)	(930)	(1,186)
Minority Interest	452	421	925	819
Net earnings (loss)	$50	$(367)	$(5)	$(367)

Reconciliation to Adjusted EBITDA:
Net earnings (loss)	$50	$(367)	$(5)	$(367)
Minority interest	(452)	(421)	(925)	(819)
Interest income	-	-	-	-
Interest expense	729	283	1,655	485
Income tax expense (benefit)	30	(225)	(3)	(225)
Depreciation	721	-	1,411	-
Adjusted EBITDA	$1,078	$(730)	$2,133	$(926)

--21--

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
Market share of the Central City gaming revenue*	27.0%	26.9%
Average number of slot machines	569	568
Market share of Central City gaming devices*	26.1%	26.0%
Average slot machine win per day	$ 104	$ 100
Central City average slot machine win per day*	$ 100	$ 97
*Source: Colorado Division of Gaming

Three months ended June 30, 2007 compared to 2006

Casino revenue in Central City continued to be below what we initially projected. Although revenue has not yet met our expectations, gaming revenue has grown consistently since opening, with our highest monthly revenue occurring in June 2007. The property is currently operating with 579 slot machines.  We are currently reviewing various strategies to increase revenue and adjusted EBITDA at the property, including the addition of more slot machines in the future.  Management has focused on the development of player club memberships, with results being better than expected. We now have approximately 63,000 players in our player club database.  Management’s marketing strategy continues to focus on direct marketing to the players in our database. Management believes that casino costs are currently in line with casino revenue.

General and administrative expense for the three months ended June 30, 2007 was impacted by a $0.4 million property tax adjustment resulting from a new property assessment, supply purchases of $0.2 million (a majority of which relate to slot conversions) and routine insurance and maintenance charges. For the three months ended June 30, 2006, we incurred approximately $0.6 million in pre-opening general and administrative expense, primarily consisting of payroll expenses.

For the three months ended June 30, 2007, the $0.4 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $22.5 million. For the three months ended June 30, 2006, a majority of our interest charges were capitalized towards the cost of the construction of the casino and hotel.

In April 2006, we began allocating pre-tax losses to the minority partner in proportion to its ownership percentage. Prior to this date, by agreement all losses were allocated to the minority partner until its capital account balances were in the same proportion as its ownership percentage. The calculation of minority interest is determined prior to the elimination of intercompany management fees and interest.

Because CC Tollgate LLC, the operating company of this segment, is a limited liability company, income taxes are provided for on income that will be distributed to us using an effective tax rate of 38%. Pre-tax income is reduced by the minority interest in determining the income subject to tax.

Six months ended June 30, 2007 compared to 2006

Casino revenue in Central City continued to be below what we initially projected. Management believes that January 2007 revenues in Central City were negatively impacted by a series of winter storms that occurred in January.  Although revenue has not yet met our expectations, gaming revenue has grown consistently since opening, with our highest monthly revenue occurring in June 2007.

After some initially higher than expected costs, casino costs are now in line with management’s expectations based on current casino revenue.

General and administrative expense for the six months ended June 30, 2007 was impacted by property taxes of $0.7 million (which includes the $0.4 million adjustment described in the three month discussion above), supply purchases of $0.2 million (a majority of which relate to slot conversions),and $0.4 million of routine insurance charges. General and administrative expense for the six months ended June 30, 2006 reflect the cumulative pre-opening costs associated with the project.

--22--

For the six months ended June 30, 2007, the $1.2 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $26.6 million. In an effort to reduce third party interest charges, we repaid $12.5 million of debt in March 2007, utilizing cash on hand from other Company resources. For the six months ended June 30, 2006, a majority of our interest charges were capitalized towards the cost of the construction of the casino and hotel.

Because CC Tollgate LLC, the operating company of this segment, is a limited liability company, income taxes are provided for on income that will be distributed to us using an effective tax rate of 38%. Pre-tax income is reduced by the minority interest in determining the income subject to tax.

--23--

EDMONTON, CANADA

We opened a casino and hotel in Edmonton, Alberta, Canada on November 17, 2006.  Prior to this date, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. The operating results of the Edmonton, Canada segment for the three and six months ended June 30, 2007 and 2006 are as follows (See next page for results in Canadian dollars):

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$3,417	$-	$6,550	$-
Hotel, food and beverage	957	-	1,847	-
Other (net of promotional allowances)	106	1	235	2
Net operating revenue	4,480	1	8,632	2

Costs and Expenses
Casino	1,224	1	2,469	1
Hotel, food and beverage	841	4	1,755	5
General and administrative	1,239	86	2,258	105
Depreciation	336	4	607	8
	3,640	95	7,089	119
Earnings (loss) from operations	840	(94)	1,543	(117)
Interest income	6	5	44	12
Interest (expense)	(346)	-	(658)	(9)
Other (expense) income, net	(14)	(16)	(5)	12
Earnings (loss) before income taxes	486	(105)	924	(102)
Income tax expense (benefit)	188	(30)	320	(38)
Net Earnings (loss)	$298	$(75)	$604	$(64)

Reconciliation to Adjusted EBITDA:
Net earnings	$298	$(75)	$604	$(64)
Minority interest	-	-	-	-
Interest income	(6)	(5)	(44)	(12)
Interest expense	346	-	658	9
Income tax expense (benefit)	188	(30)	320	(38)
Depreciation	336	4	607	8
Adjusted EBITDA	$1,162	$(106)	$2,145	$(97)

Average exchange rate (CAD/USD)	1.10	1.12	1.13	1.14

--24--

Operating results in Canadian dollars for the three and six months ended June 30, 2007 and 2006 were as follows:

		For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands		2007		2006		2007		2006
Operating Revenue
Casino	CAD	3,804	CAD	-	CAD	7,374	CAD	-
Hotel, food and beverage		1,055		-		2,096		-
Other (net of promotional allowances)		113		1		264		3
Net operating revenue		4,972		1		9,734		3

Costs and Expenses
Casino		1,338		1		2,792		1
Hotel, food and beverage		917		5		1,983		5
General and administrative		1,346		96		2,538		118
Depreciation		381		4		688		9
		3,982		106		8,001		133
Earnings (loss) from operations		990		(105)		1,733		(130)
Interest income		7		5		52		13
Interest (expense)		(373)		270		(737)		431
Other income, net		1		1		2		1
Earnings before income taxes		625		171		1,050		315
Income tax expense		208		58		361		106
Net Earnings	CAD	417	CAD	113	CAD	689	CAD	209

Reconciliation to Adjusted EBITDA:
Net earnings	CAD	417	CAD	113	CAD	689	CAD	209
Minority interest		-		-		-		-
Interest income		(7)		(5)		(52)		(13)
Interest expense		373		(270)		737		(431)
Income tax expense		208		58		361		106
Depreciation		381		4		688		9
Adjusted EBITDA	CAD	1,372	CAD	(100)	CAD	2,423	CAD	(120)

The results discussed below are based on the Canadian Dollar to eliminate the impact of the translation between the US Dollar and the Canadian Dollar.

Three months ended June 30, 2007 compared to 2006

Prior to November 17, 2006, all costs incurred represent pre-opening expenses.

Since opening in November 2006, gaming revenue has continued to be slightly below our expectations, due to a lower than expected return on table games. We do not expect this to be a continuing trend. We are in the process of reviewing the cost and staffing structure of the casino and hotel operations in order to bring them in line with current revenue levels. We opened the casino with 600 slot machines and we have received permission from the Alberta Gaming and Liquor Commission to gradually increase the number of machines on the floor to 654 by the beginning of September 2007. As of June 30, 2007, we had 616 machines. We expect to have 654 machines in operation by September 2007.

Management has focused on the development of player’s club memberships, with over 13,500 players in our player club database.  Management’s marketing strategy will focus on direct marketing to the players in our database, as well as the marketing of our showroom and hotel. Due to poor attendance, we have closed the dinner theater and have plans to reopen it in the future as a conference center/showroom.

For the three months ended June 30, 2007, the CAD 0.6 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $19.0 million (CAD 20.8 million). For the three months ended June 30, 2006, this interest was capitalized towards the cost of the construction of the casino and hotel.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period.  The statutory tax rate on income in Edmonton is currently 33.6%.  The effective tax rate for this segment for the three months ended June 30, 2007 was 33.3%.

Six months ended June 30, 2007 compared to 2006

Since opening in November 2006, gaming revenue is slightly below our expectations, due to a lower than expected return on table games. We do not expect this to be a continuing trend. In addition, delays in opening the hotel have hampered hotel, food and beverage revenues. The hotel opened in March 2007. Operating results of the hotel subsequent to opening have also been below our expectations, a result of low weekday occupancy rates. We are in the process of reviewing the cost and staffing structure of the casino and hotel operations in order to bring them in line with current revenue levels.

For the six months ended June 30, 2007, the CAD 1.2 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $18.5 million (CAD 20.7 million). For the six months ended June 30, 2006, this interest was capitalized towards the cost of the construction of the casino and hotel.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The effective tax rate for this segment for the six months ended June 30, 2007 was 34.4%.
--25--

CALEDON, SOUTH AFRICA

The operating results of the Caledon, South Africa segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operational results in US dollars for the three and six months ended June 30, 2007 and 2006 are as follows (See next page for results in Rand):

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$3,810	$3,934	$7,457	$8,004
Hotel, food and beverage	705	731	1,532	1,506
Other (net of promotional allowances)	(101)	(3)	(191)	(77)
Net operating revenue	4,414	4,662	8,798	9,433

Costs and Expenses
Casino	1,486	1,551	2,895	3,018
Hotel, food and beverage	485	489	997	994
General and administrative	567	921	1,199	1,581
Impairments and other write-offs, net of recoveries	28	-	28	-
Depreciation	326	306	644	603
	2,892	3,267	5,763	6,196
Earnings from operations	1,522	1,395	3,035	3,237
Interest income	33	4	62	8
Interest (expense)	(183)	(204)	(369)	(408)
Other income (expense), net	6	(36)	6	(32)
Earnings before income taxes and preferred dividends	1,378	1,159	2,734	2,805
Income tax expense	477	423	949	923
Preferred dividends	57	-	276	-
Net earnings	$844	$736	$1,509	$1,882

Reconciliation to Adjusted EBITDA:
Net earnings	$844	$736	$1,509	$1,882
Minority interest	-	-	-	-
Interest income	(33)	(4)	(62)	(8)
Interest expense	183	204	369	408
Income tax expense	477	423	949	923
Depreciation	326	306	644	603
Adjusted EBITDA	$1,797	$1,665	$3,409	$3,808

Average exchange rate (ZAR/USD)	7.11	6.44	7.17	6.30

--26--

Operating results in Rand for the three and six months ended June 30, 2007 and 2006 are as follows:

		For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands		2007		2006		2007		2006
Operating Revenue
Casino	ZAR	27,096	ZAR	25,167	ZAR	53,433	ZAR	50,268
Hotel, food and beverage		5,102		4,688		10,986		9,464
Other (net of promotional allowances)		(976)		(487)		(1,725)		(493)
Net operating revenue		31,222		29,368		62,694		59,239

Costs and Expenses
Casino		10,564		9,985		20,738		19,015
Hotel, food and beverage		3,473		3,096		7,149		6,224
General and administrative		4,210		5,477		8,778		9,984
Impairments and other write-offs, net of recoveries		200		-		200		-
Depreciation		2,315		1,943		4,612		3,769
		20,762		20,501		41,477		38,992
Earnings from operations		10,460		8,867		21,217		20,247
Interest income		234		27		447		50
Interest (expense)		(1,302)		(1,315)		(2,648)		(2,574)
Other income (expense), net		43		(228)		45		(210)
Earnings before income taxes and preferred dividends		9,435		7,351		19,061		17,513
Income tax expense		3,364		2,704		6,704		5,791
Preferred dividends		408		-		2,000		-
Net Earnings	ZAR	5,663	ZAR	4,647	ZAR	10,357	ZAR	11,722

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	5,663	ZAR	4,647	ZAR	10,357	ZAR	11,722
Minority interest		-		-		-		-
Interest income		(234)		(27)		(447)		(50)
Interest expense		1,302		1,315		2,648		2,574
Income tax expense		3,364		2,704		6,704		5,791
Depreciation		2,315		1,943		4,612		3,769
Adjusted EBITDA	ZAR	12,410	ZAR	10,582	ZAR	23,874	ZAR	23,806

Casino Market Data (in Rand)
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Market share of the Western Cape gaming revenue*	5.1%	6.0%	5.0%	6.0%
Market share of Western Cape gaming devices*	10.7%	12.7%	10.8%	12.7%
Average number of slot machines	363	349	357	350
Average slot machine win per day	ZAR 768	ZAR 741	ZAR 772	ZAR 738
Average number of tables	6	6	6	7
Average table win per day	ZAR 3,133	ZAR 3,013	ZAR 3,249	ZAR 2,768
*Source: Western Cape Gambling and Racing Board

--27--

Three months ended June 30, 2007 compared to 2006

The deterioration of the Rand versus the dollar has had a negative impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of this impact.

Casino revenue increased 7.7% from the three months ended June 30, 2006 to the three months ended June 30, 2007, a period in which average table win per day increased 4.0%, average slot win per day increased 3.6% and the average number of slot machines on the floor increased by 4.0%. Our market share of the Western Cape gaming revenue declined due to the opening of a new casino in the Western Cape in November 2006.  The Western Cape now operates with the maximum permitted number of casinos. Casino expense increased 5.8% from the three months ended June 30, 2006 to the three months ended June 30, 2007 and are directly related to the increase in casino revenue.

Hotel, food and beverage revenue increased ZAR 0.4 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This is due to an increase in our hotel occupancy rate from 39% for the three months ended June 30, 2006 to 50% for the three months ended June 30, 2007, the result of a special that the hotel ran for May and June 2007.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services.

The ZAR 1.3 million decrease in Caledon’s general and administrative expense is primarily the result of salary reductions of approximately ZAR 0.3 million, the payment of ZAR 0.5 million to a preferred shareholder in the three months ended June 30, 2006 as an incentive to convert its preference shares to a new class of preference shares and a decrease in auditing and professional fees of ZAR 0.4 million.

Depreciation expense increased ZAR 0.4 million, primarily as a result of property improvements made in the second half of 2006.

Interest income on cash earned in interest bearing accounts increased ZAR 0.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Interest expense for CCAL remained flat period over period. This is due to a reduction in the outstanding principal of our variable interest debt, offset by increases in the South African prime rate. The South African prime rate was 11.0% on June 30, 2006. As of June 30, 2007, the rate was 13.0%.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate for the three months ended June 30, 2007 was 36% compared to 37% in the same 2006 period.

Preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Caledon paid preference shareholder dividends of approximately ZAR 0.4 million for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to 2006

The deterioration of the Rand versus the dollar has had a negative impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of this impact.

--28--

Casino revenue increased 6.3% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which includes an increase of 17.4% in total table win combined with an increase of 4.6% in total slot win. Casino expense increased 9.1% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and are directly related to the increase in casino revenue and increased advertising expenditures.

Hotel, food and beverage revenue increased ZAR 1.5 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This is due to an increase in our hotel occupancy rate from 42% for the first half of 2006 to 53% for the first half of 2007 primarily resulting from a special ran by the hotel for May and June 2007 combined with an overall increase in room rates as a result of upgraded rooms.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services.

The ZAR 1.2 million decrease in Caledon’s general and administrative expense is primarily the result of a decrease in payroll of ZAR 0.5 million, a decrease in auditing and professional fees of ZAR 0.5 million and a decrease in insurance expenses of approximately ZAR 0.1 million.

Depreciation expense increased ZAR 0.8 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily as a result of property improvements made in the second half of 2006.

Interest income on cash earned in interest bearing accounts increased ZAR 0.4 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Interest expense for CCAL increased ZAR 0.1 million. This is due to a reduction in the outstanding principal of our variable debt, offset by increases in the South African prime rate. As of June 30, 2006, the South African prime rate was 11.0%. As of June 30, 2007, the rate was 13.0%.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period.  The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate for the six months ended June 30, 2007 was 35% compared to 33% in the same 2006 period.

Preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Caledon paid preference shareholder dividends of approximately ZAR 2.0 million for the six months ended June 30, 2007, which includes a one time dividend payment of ZAR 1.2 million to the preference shareholder that exchanged its original preference shares for Class A preference shares in March 2007.

--29--

NEWCASTLE, SOUTH AFRICA

The operating results of the Newcastle, South Africa segment are primarily those related to the operations of the Century Casino Newcastle. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operating results in U.S. dollars for the three and six months ended June 30, 2007 and 2006 were as follows (See next page for results in Rand):
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006*
Operating Revenue
Casino	$2,696	$1,860	$5,050	$1,860
Hotel, food and beverage	349	198	624	198
Other (net of promotional allowances)	12	(8)	36	(8)
Net operating revenue	3,057	2,050	5,710	2,050

Costs and Expenses
Casino	1,057	718	2,101	718
Hotel, food and beverage	237	158	474	158
General and administrative	667	488	1,148	488
Impairments and other write-offs, net of recoveries	9	-	9	-
Depreciation	369	106	569	106
	2,339	1,470	4,301	1,470
Earnings from operations	718	580	1,409	580
Interest income	6	-	8	-
Interest (expense)	(185)	(8)	(369)	(8)
Other income, net	-	-	-	-
Earnings before income taxes and minority interest	539	572	1,048	572
Income tax expense	169	173	321	173
Earnings before minority interest	370	399	727	399
Minority Interest	94	129	190	129
Net Earnings	$276	$270	$537	$270

Reconciliation to Adjusted EBITDA:
Net earnings	$276	$270	$537	$270
Minority interest	94	129	190	129
Interest income	(6)	-	(8)	-
Interest expense	185	8	369	8
Income tax expense	169	173	321	173
Depreciation	369	106	569	106
Adjusted EBITDA	$1,087	$686	$1,978	$686

Average exchange rate (ZAR/USD)	7.11	6.44	7.17	6.44
* We acquired a 60% interest in Century Casino Newcastle on April 1, 2006. Prior to this date we had no interest in the entity.

--30--

Operating results in Rand for the three and six months ended June 30, 2007 and 2006 were as follows:

		For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands		2007		2006		2007		2006*
Operating Revenue
Casino	ZAR	19,166	ZAR	11,970	ZAR	36,176	ZAR	11,970
Hotel, food and beverage		2,482		1,275		4,469		1,275
Other (net of promotional allowances)		78		(57)		255		(57)
Net operating revenue		21,726		13,188		40,900		13,188

Costs and Expenses
Casino		7,513		4,621		15,055		4,621
Hotel, food and beverage		1,687		1,013		3,395		1,013
General and administrative		5,064		3,095		8,850		3,095
Impairments and other write-offs, net of recoveries		63		-		63		-
Depreciation		2,628		663		4,068		663
		16,955		9,392		31,431		9,392
Earnings from operations		4,771		3,796		9,469		3,796
Interest income		39		-		57		-
Interest (expense)		(1,314)		(61)		(2,653)		(61)
Other income, net		-		-		-		-
Earnings before income taxes and minority interest		3,496		3,735		6,873		3,735
Income tax expense		1,105		1,131		2,118		1,131
Earnings before minority interest		2,391		2,604		4,755		2,604
Minority Interest		668		840		1,367		840
Net Earnings	ZAR	1,723	ZAR	1,764	ZAR	3,388	ZAR	1,764

Reconciliation to Adjusted EBITDA:
Net earnings	ZAR	1,723	ZAR	1,764	ZAR	3,388	ZAR	1,764
Minority interest		668		840		1,367		840
Interest income		(39)		-		(57)		-
Interest expense		1,314		61		2,653		61
Income tax expense		1,105		1,131		2,118		1,131
Depreciation		2,628		663		4,068		663
Adjusted EBITDA	ZAR	7,399	ZAR	4,459	ZAR	13,537	ZAR	4,459
* We acquired a 60% interest in Century Casino Newcastle on April 1, 2006. Prior to this date we had no interest in the entity.

--31--

Casino Market Data (in Rand)
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Market share of the KwaZulu-Natal gaming revenue*	3.6%	2.9%	3.5%	2.9%
Market share of KwaZulu-Natal gaming devices*	7.9%	6.3%	7.9%	6.3%
Average number of slot machines	250	200	250	200
Average slot machine win per day	ZAR 753	ZAR 572	ZAR 718	ZAR 572
Average number of tables	7	7	7	7
Average table win per day	ZAR 3,211	ZAR 2,434	ZAR 2,923	ZAR 2,434
*Source: KwaZulu-Natal Gambling Board

Three months ended June 30, 2007 compared to 2006

The deterioration of the Rand versus the dollar has had a negative impact on the segment’s year-to-date results reported in dollars. The results discussed below are based on the Rand to eliminate the effect of this impact.

For the three months ended June 30, 2007, net operating revenue and overall results continue to be in line with our expectations.

Casino revenue increased 60.1% to ZAR 19.2 million for the three months ended June 30, 2007 as compared to ZAR 12.0 million for the three months ended June 30, 2006. This is directly related to the opening of our new facility in December 2006, which management believes is superior and safer than the older facility, and an increase of 50 gaming machines. Casino expense increased 62.6% to ZAR 7.5 million for the three months ended June 30, 2007 from ZAR 4.6 million for the three months ended June 30, 2006.

Our hotel is now fully operational and revenue from the hotel is in line with our expectations. Our player’s club has shown consistent growth for the past six months and now stands at approximately 5,000 members.

During the three months ended June 30, 2007, certain fixed assets were reclassified from buildings to building improvements. This resulted in a depreciation adjustment of approximately ZAR 1.1 million for the current quarter.

Interest expense is payable on a ZAR 50.0 million term loan with Nedbank, bearing an interest rate of South African prime less 1.5% (11.5% as of June 30, 2007). The principal balance outstanding under the term loan agreement was ZAR 45.4 million as of June 30, 2007.

The calculation of minority interest is determined prior to the elimination of intercompany management fees.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate was 32% and 30% for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007

We acquired our ownership interest in Century Casino Newcastle as of April 1, 2006.  Between April 1 and December 2, 2006, the operations of the casino were limited and our efforts were focused on the construction of a new facility, which opened on December 2, 2006. For the six months ended June 30, 2007, net operating revenues and overall results at the new casino continue to be in line with our expectations.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenue during the first 12 months of operation at the new casino exceeds $13.5 million (ZAR 95.0 million). As of June 30, 2007, we do not deem it probable that casino revenue will exceed the required amount.

--32--

ALL OTHER OPERATING SEGMENTS

The operating results of this segment are primarily those of our ship-based casinos and, subsequent to April 13, 2006, Century Casino Millennium. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Combined operating results for the segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$1,161	$1,095	$2,385	$1,900
Hotel, food and beverage	6	7	12	7
Other (net of promotional allowances)	54	73	116	127
Net operating revenue	1,221	1,175	2,513	2,034

Costs and Expenses
Casino	1,152	883	2,086	1,511
Hotel, food and beverage	12	12	26	12
General and administrative	87	109	187	109
Impairments and other write-offs, net of recoveries	3	-	(12)	-
Depreciation	103	93	202	149
	1,357	1,097	2,489	1,781
(Loss) earnings from operations	(136)	78	24	253
Interest income	1	3	9	3
Interest (expense)	-	(13)	-	(14)
Other (expense), net	(2)	(26)	(3)	(27)
(Loss) earnings before income taxes	(137)	42	30	215
Income tax (benefit) expense	(4)	4	(1)	9
Net (Loss) earnings	$(133)	$38	$31	$206

Reconciliation to Adjusted EBITDA:
Net (loss) earnings	$(133)	$38	$31	$206
Minority interest	-	-	-	-
Interest income	(1)	(3)	(9)	(3)
Interest expense	-	13	-	14
Income tax (benefit) expense	(4)	4	(1)	9
Depreciation	103	93	202	149
Adjusted EBITDA	$(35)	$145	$223	$375

--33--

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

In January 2007, our casino concession agreement with the World of Residensea was extended for an unlimited period of time, subject to termination under certain conditions. In July 2007, our casino concession agreements with Oceania Cruises were extended through 2012.

Our right to operate the casinos aboard the Silver Whisper and Silver Wind, cruise ships operated by Silversea Cruises, Ltd. (“Silversea”), terminated in July 2006 and May 2007, respectively. On March 8, 2006, we received notification from Silversea purporting to terminate our right to operate the casino aboard the Silver Cloud cruise ship as of March 30, 2006; however, we believe the purported termination was untimely under the terms of our casino concession agreement with Silversea, resulting in a five year extension of the agreement as to the Silver Cloud. In April 2006, Silversea commenced an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration seeking to terminate the concession agreement as to the Silver Cloud. We have filed an answer denying that the agreement as to the Silver Cloud was terminated and seeking to confirm that we have the right to a five-year extension of the agreement as well as the right to operate the casinos on future Silversea vessels that come into operation during those five years. We have also filed a counterclaim seeking damages arising from the wrongful termination of the concession agreement. We intend to continue operation of our casino aboard the Silver Cloud pending resolution of the arbitration, which was held in May 2007. The arbitrator has not yet ruled on the case.

Three months ended June 30, 2007 compared to 2006

Cruise ship casino revenue decreased 15.3% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. For the three months ended June 30, 2006, we operated casinos aboard seven ships. For the three months ended June 2007, we operated casinos aboard six ships. In addition, as mentioned above, operations aboard the Silver Wind discontinued in May 2007. This contributed to the decline in revenue.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $0.3 million and $0.4 million of the total casino expenses incurred for the three months ended June 30, 2007 and 2006, respectively.

Casino expense, excluding concession fees, increased to 58.7% of casino revenue for the three months ended June 30, 2007 as compared to 30.4% of casino revenue for the three months ended June 30, 2006, primarily due to the write off of approximately $0.1 million in costs associated with a ship concession agreement that the Company chose not to pursue.

The cruise ship concession agreements are subject to an effective tax rate of 3% in Mauritius.

--34--

Six months ended June 30, 2007 compared to 2006

Cruise ship casino revenue decreased 15.7% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. For the six months ended June 30, 2006, we operated casinos aboard seven ships. For the six months ended June 30, 2007, we operated casinos aboard six ships until May 2007, when service aboard the Silver Wind was discontinued.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $0.7 million and $0.8 million of the total casino expenses incurred for the six months ended June 30, 2007 and 2006, respectively.

Casino expense, excluding concession fees, increased to 44.3% of casino revenue for the six months ended June 30, 2007 as compared to 29.8% of casino revenue for the six months ended June 30, 2006, primarily due to the write off of approximately $0.1 million in costs associated with a ship concession agreement that the Company chose not to pursue as well as increased travel expenses associated with employee rotation.

The cruise ship concession agreements are subject to an effective tax rate of 3% in Mauritius.

Century Casino Millennium

We began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment.

CM’s casino revenue was $0.5 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Casino expense was $0.5 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively.

CM contributed approximately $1.1 million and $0.4 million of casino revenue to this segment for the six months ended June 30, 2007 and 2006, respectively. Casino expense for CM was $0.8 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. We began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment.

CM accounts for substantially all of the general and administrative expense for this segment.

--35--

CORPORATE
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Other	$1	$13	$7	$22
Net operating revenue	1	-	7	22

Costs and Expenses
General and administrative	2,203	1,249	3,915	2,493
Impairments and other write-offs, net of recoveries	-	7	-	15
Depreciation	54	14	106	27
	2,257	1,270	4,021	2,535
Earnings from unconsolidated subsidiary	54	-	54	-
Loss from operations	(2,202)	(1,257)	(3,960)	(2,513)
Interest income	396	304	589	771
Interest (expense), net	(255)	206	(562)	309
Other (expense) income, net	(29)	303	791	366
Loss before income taxes and minority interest	(2,090)	(444)	(3,142)	(1,067)
Income tax benefit	(1,046)	(602)	(1,785)	(1,083)
Minority interest	43	45	83	91
Net Loss	$(1,087)	$113	$(1,440)	$(75)

Reconciliation to Adjusted EBITDA:
Net loss	$(1,087)	$113	$(1,440)	$(75)
Minority interest	43	45	83	91
Interest income	(396)	(304)	(589)	(771)
Interest expense	255	(206)	562	(309)
Income tax benefit	(1,046)	(602)	(1,785)	(1,083)
Depreciation	54	14	106	27
Adjusted EBITDA	$(2,177)	$(940)	$(3,063)	$(2,120)

--36--

Three months ended June 30, 2007 compared to 2006

General and administrative expense increased $1.0 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily because of increased travel and communication expenses, higher consulting fees primarily related to our financial software implementation and increased legal fees primarily related to the arbitration with Silversea.

For the three months ended June 30, 2007, we recorded approximately $0.3 million of interest income related to a loan outstanding to the previous owners of G5. We did not determine the collectibility of the interest to be reasonably assured until we acquired G5. The remaining interest income for this segment is directly related to cash on hand.

For the three months ended June 30, 2007, the segment incurred $0.3 million of interest expense on amounts borrowed to fund the Company’s prior acquisitions. Cripple Creek’s revolving credit facility was the primary source of this funding. For the three months ended June 30, 2006, the net negative interest expense results from the elimination of the interest on intercompany debt that was used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

For the three months ended June 30, 2006, we recognized approximately $0.3 million in foreign currency gains on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the three months ended June 30, 2007 and 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

Six months ended June 30, 2007 compared to 2006

General and administrative expense increased $1.4 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily because of increased travel and communication expenses, higher consulting fees primarily related to our financial software implementation and increased legal fees primarily related to the arbitration with Silversea. We also have increased the number of corporate employees to support the Company’s growth.

Depreciation expense increased $0.1 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the upgrade of our computer accounting system in the second half of 2006.

For the six months ended June 30, 2007, the segment incurred $0.6 million of interest expense on amounts borrowed to fund the Company’s prior acquisitions. Cripple Creek’s revolving credit facility was the primary source of this funding. For the six months ended June 30, 2006, the net negative interest expense results from the elimination of the interest on intercompany debt that was used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

--37--

For the six months ended June 30, 2007 and 2006, we recognized approximately $0.8 million and $0.4 million, respectively, in foreign currency gains resulting from the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the six months ended June 30, 2007 and 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

--38--

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $14.2 million at June 30, 2007, and the Company had negative working capital (current assets minus current liabilities) of $2.5 million compared to cash and cash equivalents of $35.0 million and working capital of $5.2 million at December 31, 2006.

We use the cash flows that we generate to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the six months ended June 30, 2007, $1.3 million of net cash was provided by operating activities. For the six months ended June 30, 2006, $0.9 million of net cash was provided by operating activities.  The change from the 2006 period relates primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $8.0 million for the first six months of 2007 consisted of $2.0 million towards the acquisition of G5 Sp. z o.o., a Polish entity that owns a 33.3% interest in Casinos Poland; $0.6 million in property and equipment additions at Womacks; $0.6 million towards construction in Edmonton, Alberta, Canada; $1.3 million in property and gaming equipment additions in Central City, Colorado; $0.5 million towards the development of a golf course and other property improvements at Caledon; $2.1 million towards property improvements and furniture and fixtures at our Newcastle, South Africa property; $0.1 million in computer equipment additions for the Company’s corporate offices; $0.4 million for additional gaming equipment on the ships; and $0.4 million of cumulative additions at our other remaining properties.

Cash used in investing activities of $40.6 million for the first six months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Century Casino Newcastle (offset by casino cash acquired of $1.6 million); $0.7 million buyout of our minority partner at Century Casino Millennium (offset by casino cash acquired of $0.4 million); a $4.7 million loan to G5; $0.2 million in property and equipment additions at Womacks; $1.3 million in property improvements at Caledon, South Africa; $1.5 million in property and equipment additions at Newcastle, South Africa; $0.1 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $14.8 million towards construction in Central City, Colorado; $7.4 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada; less $0.1 million in proceeds from the disposition of property.

Cash used in financing activities of $13.3 million for the first six months of 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $0.8 million towards the Womacks revolving credit facility; net repayments of $0.7 million towards our Caledon term loan; net repayments of $0.7 million towards our Newcastle term loan; and other net repayments on capital leases of approximately $0.2 million. These repayments were offset by borrowings of $0.7 million under the loan agreement with Canadian Western Bank for the Edmonton property, a release of restricted cash in Edmonton of $0.2 million and $0.2 million of proceeds and tax benefits from stock option exercises.

Cash provided by financing activities of $29.4 million for the first six months of 2006 consisted of borrowings of $19.5 million under the Tollgate construction loan, borrowings of $5.6 million under the Canadian Western Bank construction loan, and net borrowings of $5.1 million under the Womacks revolving credit facility with Wells Fargo. In addition, we recognized a $0.4 million tax benefit related to the exercise of stock options by our Co Chief Executive Officers. These inflows of cash were offset by repayments of $1.2 million towards our Caledon loan agreement with Nedbank Limited.

--39--

Common Stock Repurchase Program

Our Board of Directors has approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock.  We did not purchase any shares of our common stock on the open market during the six months ended June 30, 2007 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of June 30, 2007. The repurchase program has no set expiration or termination date.

Sources of Liquidity

In addition to our cash on hand, additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $16.3 million and unused borrowing capacity of approximately $5.0 million, based on Womacks’ current EBITDA, at June 30, 2007. The maturity date of the borrowing commitment is December 2008. The available balance was reduced by $0.7 million on July 1, 2007 and will be further reduced by $0.7 million at the beginning of each quarter until maturity in December 2008. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions subject to a limitation based on Womacks’ current EBITDA.

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

The Company is currently reviewing strategies to reduce its overall interest charges. This includes, but is not limited to, the refinancing of approximately all of the Company’s outstanding debt.

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from gaming operations.  We expect to continue to rely on revolving lines of credit and term loans from commercial banks or other debt instruments to supplement our working capital and investing requirements.  Expected short-term uses of cash include ordinary operations, a $1.4 million remodeling project at Womacks, foreign income tax payments, and interest and principal payments on outstanding debt.

We believe that our cash at June 30, 2007, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations.  We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets.  We may be unable to obtain additional debt or equity financing on acceptable terms.  As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion of existing properties.

--40--

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers, Principal Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and were effective.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--41--

PART II - OTHER INFORMATION

Item 4. – Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of the securityholders of the Company was held on June 20, 2007.  At the annual meeting, Class I directors, Robert S. Eichberg and Dinah Corbaci, were re-elected to the Board for a three year term.  On the proposal to elect the Class I directors, the votes were:  Robert S. Eichberg, 15,884,029 for, and 342,389 withheld; and Dinah Corbaci, 16,001,348 for, and 225,070 withheld. The terms of directors Peter Hoetzinger, Erwin Haitzmann and Gottfried Schellmann continued after the meeting.

Item 6. – Exhibits

(a) Exhibits - The following exhibits are filed herewith:

3.1	Certificate of Incorporation is hereby incorporated by reference to Century Casinos’ Proxy Statement for the 1994 Annual Meeting of Stockholders.
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

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement for the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--42--

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: August 8, 2007

--43--

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation is hereby incorporated by reference to Century Casinos’ Proxy Statement for the 1994 Annual Meeting of Stockholders.
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

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to Century Casinos’ Proxy Statement for the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc. as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to Century Casinos’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--44--