Form 10-Q
period 2007-11-06
CENTURY CASINOS INC /CO/
filed 2007-11-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Common stock, $0.01 par value per share, 23,657,067 shares outstanding as of November 8, 2007.

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$18,184	$34,969
Restricted cash	2,297	2,352
Receivables, net	1,120	934
Prepaid expenses	1,465	1,183
Inventories	479	445
Other current assets	473	1,091
Deferred income taxes – foreign	221	193
Total current assets	24,239	41,167

Property and Equipment, net	130,897	124,638
Goodwill	12,997	12,262
Investment in Unconsolidated Subsidiary	10,406	-
Casino Licenses and Other Intangible Assets	10,364	9,341
Deferred Income Taxes – domestic	2,307	1,763
– foreign	2,230	2,143
Note Receivable (see Note 2)	-	5,170
Other Assets	1,830	1,376
Total	$195,270	$197,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$11,022	$20,669
Accounts payable and accrued liabilities	8,635	10,625
Accrued payroll	2,447	2,172
Taxes payable	2,555	2,509
Deferred income taxes – domestic	13	16
Total current liabilities	24,672	35,991

Long-Term Debt, less current portion	54,085	56,036
Other Long-Term Accrued Liabilities	1,545	-
Minority Interest	5,636	5,406

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;23,568,443 and 23,168,443 shares issued, respectively; 23,451,067 and 23,004,067 shares outstanding, respectively	236	232
Additional paid-in capital	70,299	69,779
Accumulated other comprehensive earnings	6,643	2,768
Retained earnings (see Note 7)	32,419	28,020
	109,597	100,799
Treasury stock – 117,376 and 164,376 shares at cost, respectively	(265)	(372)
Total shareholders’ equity	109,332	100,427
Total	$195,270	$197,860

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands, except for share information	2007	2006	2007	2006
Operating revenue:
Casino	$23,163	$16,261	$64,541	$36,667
Hotel, food and beverage	3,479	1,627	9,325	3,981
Other	550	298	1,489	758
Gross revenues	27,192	18,186	75,355	41,406
Less promotional allowances	2,468	1,208	6,897	3,093
Net operating revenue	24,724	16,978	68,458	38,313

Operating costs and expenses:
Casino	9,222	6,705	25,790	14,368
Hotel, food and beverage	2,802	1,616	7,927	3,437
General and administrative	7,166	5,118	19,951	12,667
Impairments and other write-offs, net of recoveries	9	(420)	34	(405)
Depreciation	1,987	1,293	6,310	2,998

Total operating costs and expenses	21,186	14,312	60,012	33,065

Earnings from unconsolidated subsidiary	37	-	91	-
Earnings from operations	3,575	2,666	8,537	5,248
Non-operating income (expense):
Interest income	85	156	802	595
Interest expense	(1,649)	(1,320)	(5,280)	(1,777)
Other (expense) income, net	(146)	(19)	641	300
Non-operating (expense), net	(1,710)	(1,183)	(3,837)	(882)
Earnings before income taxes, minority interest and preferred dividends	1,865	1,483	4,700	4,366
Provision (benefit) for income taxes	27	(67)	655	394
Earnings before minority interest and preferred dividends	1,838	1,550	4,045	3,972
Minority interest in subsidiary losses, net	170	301	822	900
Preferred dividends issued by subsidiary	(59)	-	(335)	-
Net earnings	$1,949	$1,851	$4,532	$4,872

Earnings per share:
Basic	$0.08	$0.08	$0.20	$0.21
Diluted	$0.08	$0.08	$0.19	$0.20

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006

Net earnings	$1,949	$1,851	$4,532	$4,872
Foreign currency translation adjustments	2,712	(1,830)	3,875	(2,239)
Comprehensive earnings	$4,661	$21	$8,407	$2,633

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,

Amounts in thousands	2007	2006

Cash Flows from Operating Activities:
Net earnings	$4,532	$4,872

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,310	2,998
Imputed interest	124	-
Amortization of share-based compensation	458	280
Amortization of deferred financing costs	352	104
Deferred tax expense	(505)	(410)
Minority interest in subsidiary losses	(822)	(900)
Earnings from unconsolidated subsidiary	(91)	-
Other	78	11
Excess tax benefits from stock-based payment arrangements	(62)	(376)
Changes in operating assets and liabilities:
Receivables	(136)	(392)
Prepaid expenses and other assets	(186)	(5)
Accounts payable and accrued liabilities	(2,807)	(820)
Accrued payroll	167	427
Taxes payable	35	(271)

Net cash provided by operating activities	7,447	5,518

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,141)	(41,943)
Decrease in restricted cash	218	-
Note receivable	-	(4,751)
Deferred income – Sale of Gauteng interest	-	5,399
Acquisition of remaining interest in Century Resorts Alberta, Inc.	-	(5,135)
Cash contribution of $0.7 million towards interest in Century Casino Millennium, plus net cash acquired of $0.4 million	-	(278)
Cash contribution of $6.7 million towards interest in Newcastle, less net cash acquired of $1.6 million	-	(5,122)
Cash contribution of $2.0 million towards interest in G5 Sp. z o.o.	(2,016)	-
Proceeds from disposition of assets	17	88

Net cash used in investing activities	(8,922)	(51,742)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	$19,047	$64,898
Principal repayments	(34,321)	(24,730)
Excess tax benefits from stock-based payment arrangements	62	376
Deferred financing charges	(40)	(51)
Proceeds from exercise of options	106	450
Other	-	(75)

Net cash (used in) provided by financing activities	(15,146)	40,868

Effect of Exchange Rate Changes on Cash	(164)	202

Decrease in Cash and Cash Equivalents	(16,785)	(5,154)

Cash and Cash Equivalents at Beginning of Period	34,969	37,167

Cash and Cash Equivalents at End of Period	$18,184	$32,013

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the nine months ended September 30,
	2007	2006
Interest paid	$5,607	$2,631
Income taxes paid	$1,437	$662

Supplemental Disclosure of Non-cash Financing Activities:

The Company had approximately $4.6 million of accrued construction liabilities relating to its projects in Central City, Colorado and Edmonton, Alberta, Canada as of September 30, 2006. The Company offset the total purchases of property and equipment for the nine months ended September 30, 2006 by this amount.

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

--7--

On April 13, 2006, Century Casinos Europe GmbH (“CCE”) purchased the remaining 50% interest that it did not already own in Century Casino Millennium (“CM”) for approximately $0.7 million. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Century Casinos Africa completed the purchase of a 60% controlling interest in Century Casino Newcastle (“CNEW”) on April 1, 2006 for approximately $7.4 million (45.5 million Rand).  To date, the Company has paid $6.7 million (40.5 million Rand) towards the purchase. The remaining $0.7 million (5.0 million Rand) has been accrued as a current liability on the condensed consolidated balance sheet as of September 30, 2007. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

On March 12, 2007, CCE purchased G5 Sp. z o.o, a Polish entity that owns a 33.3% interest in Casinos Poland Ltd (“CPL”). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,029
Accounts payable and accrued liabilities	(362)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheet as of September 30, 2007.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

*****

Presentation of Foreign Currency Amounts - Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction.  Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred.  The exchange rates to the U.S. Dollar used to translate balances at the end of the reported periods are as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Canadian Dollars (CAD)	0.9963	1.1653	1.1153
Czech Koruna (CZK)	19.3420	20.8500	22.3910
Euros (€)	0.7033	0.7578	0.7882
Polish Zloty (PLN)	2.6519	2.9016	3.1311
South African Rand (ZAR)	6.8853	7.0496	7.7451
Source: Pacific Exchange Rate Service

--9--

2.           ACQUISITIONS

Century Casino Newcastle: On April 1, 2006, the Company acquired a 60.0% ownership in CNEW for approximately $7.4 million (ZAR 45.5 million). To date, the Company has paid $6.7 million (ZAR 40.5 million) towards the purchase. The remaining $0.7 million (ZAR 5.0 million) is payable subject to the finalization of a South African Revenue Service tax audit pertaining to periods prior to the Company’s acquisition of its 60.0% interest and is classified as a current liability on the September 30, 2007 and December 31, 2006 condensed consolidated balance sheets. Pro forma results of operations have not been presented as they would not have been materially different from previously reported amounts.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenue during the first 12 months of operations at the new casino exceeds $13.8 million (ZAR 95.0 million). As of September 30, 2007, the Company does not deem it probable that casino revenue will exceed the amount required to trigger the payment.

The final purchase price allocation resulted in the recognition of $8.9 million (ZAR 54.3 million) of indefinite lived intangible assets. Intangible assets acquired represent casino licenses.

G5 Sp. z o.o.: On March 12, 2007, the Company completed the acquisition of G5 Sp. z o.o. (“G5”) for approximately $2.8 million (€2.2 million). On March 12, 2007 the Company paid $2.0 million (€1.6 million). On October 23, 2007, the Company paid the remaining $0.8 million (€0.6 million). In connection with the purchase, the Company loaned G5 approximately $6.2 million (PLN 18.0 million) to repay existing loans between G5 and its creditors. The loan is secured by the outstanding shares of G5. Interest payments, calculated at the 1-month LIBOR rate plus 2% per annum, are payable annually. The loan matures on June 21, 2011. The loan and related interest are eliminated in consolidation subsequent to the acquisition. G5 owns 33.3% of all shares issued by CPL. CPL owns and operates seven full casinos and one slot casino in Poland (See Note 3).

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and we account for this investment under the equity method.

The Company records its share of CPL’s earnings on a one-month lag. Following is the summarized unaudited financial information of CPL as of August 31, 2007:

Amounts in thousands	As of
August 31, 2007
Balance Sheet:
Current assets	$3,165
Noncurrent assets	$20,655
Current liabilities	$15,682
Noncurrent liabilities	$3,604

	For the three months ended August 31, 2007	March 12, 2007 through August 31, 2007
Operating Results:
Net operating revenue	$11,330	$25,462
Net earnings	$110	$274

The Company’s maximum exposure to losses at September 30, 2007 is $10.4 million, the value of its equity investment in CPL.

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

CCAL paid $0.3 million (ZAR 2.4 million) of preference dividends for the nine months ended September 30, 2007, which includes a one time dividend payment of $0.2 million (ZAR 1.2 million) to the preference shareholder that exchanged its shares.

5.           STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”, to account for stock-based awards. In accordance with this standard, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company’s equity incentive plan (the “2005 Plan”) provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Compensation cost related to restricted shares is recorded based on the market price of the Company’s common stock on the grant date.

Stock Options

On July 3, 2007, the Company granted an aggregate of 60,000 stock options with an exercise price of $9.00 per share to employees of the Company. The weighted-average fair value of options granted was $4.87, estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	4.99%
Weighted-average expected life	6.25 yrs
Weighted-average expected volatility	47.5%
Weighted-average expected dividends	$ 0

--11--

Transactions regarding the Company’s stock based compensation plans are as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Employee Stock Options:
Outstanding at January 1, 2007	1,368,710	$ 2.98
Granted	60,000	9.00
Exercised	(25,000)	1.63
Forfeited	(35,000)	6.32
Outstanding at September 30, 2007	1,368,710	$ 3.19
Options exercisable at September 30, 2007	789,226	$ 2.92
Intrinsic Value of Options (in millions):
Outstanding		$ 4.0
Exercisable		$ 2.5

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $6.10 as of September 28, 2007 and the exercise price multiplied by the number of options outstanding (or exercisable) as of that date.

The weighted-average contractual life for all options outstanding at September 30, 2007 is 6.0 years.

In addition, on July 3, 2007, the Company granted an aggregate of 25,000 stock options with an exercise price of $9.00 per share to independent directors of the Company. As of September 30, 2007, there were 67,000 options outstanding to independent directors of the Company with a weighted average exercise price of $5.40.  On October 19, 2007, the Company issued 6,000 shares of its common stock to an independent director of the Company, at an exercise price of $3.26 per share, for stock options exercised in cash.

The Company recorded less than $0.1 million, net of taxes, for stock-based compensation expense for both the three months ended September 30, 2007 and the three months ended September 30, 2006. The Company recorded less than $0.1 million, net of taxes, and $0.2 million, net of taxes, for stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. There was no capitalized stock-based compensation expense.

At September 30, 2007, there is $0.3 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this amount, less than $0.1 million will be recognized over the remainder of 2007 and $0.3 million will be recognized in subsequent years through 2011.

On October 16, 2007, the Company issued 200,000 shares of its common stock to employees of the Company, at an exercise price of $2.93 per share, for stock options exercised in cash.

--12--

Restricted Stock

On July 3, 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. Compensation expense related to restricted stock awards totaled $0.4 million for the three months ended September 30, 2007. At September 30, 2007, there is $3.2 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Of this amount, $0.3 million will be recognized over the remainder of 2007 and $2.9 million will be recognized in subsequent years through 2011.

6.           PROMOTIONAL ALLOWANCES

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

Members of our casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of our casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our consolidated balance sheet. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006 include the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Food & Beverage and Hotel	$894	$558	$2,355	$1,129
Free Plays or Coupons	755	348	2,366	1,006
Player Points	819	302	2,176	958
Total Promotional Allowances	$2,468	$1,208	$6,897	$3,093

7.           INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal tax returns are the 2005 and 2006 tax years. The periods subject to examination for the Company’s state tax returns in Colorado are years 2003 through 2006. The periods subject to examination for the

--13--

Company’s statutory income tax returns in Canada are the 2005 and 2006 tax years. The periods subject to examination for the Company’s statutory income tax returns in South Africa are years 1999 through 2006. As a result of the implementation of FIN 48, we recognized a $0.1 million liability for unrecognized tax liabilities related to tax positions taken in prior periods, which is recorded as a component of other long-term accrued liabilities. This increase was accounted for as an adjustment to the opening balance of retained earnings on January 1, 2007.

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The provision for income tax expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Provision for federal income taxes	$(322)	$(438)	$(473)	$(649)
Provision for state income taxes	(8)	(71)	(28)	(101)
Provision for foreign income taxes	357	442	1,156	1,144
Total provision for income taxes	$27	$(67)	$655	$394

Reconciliation of federal income tax statutory rate to the Company’s effective tax rate is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Federal income tax statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income taxes	(41.9%)	(60.5%)	(45.5%)	(52.7%)
State income tax (net of federal benefit)	0.0%	(0.1%)	1.3%	0.9%
Losses assigned to minority partner	4.1%	10.2%	8.3%	9.8%
Permanent and other items	5.2%	11.9%	15.8%	17.0%
Total provision for income taxes	1.4%	(4.5%)	13.9%	9.0%

The provisions for federal and state income taxes for the three months ended September 30, 2007 include a cumulative $0.1 million credit to true-up the prior year’s estimated tax provision.

The Company consolidates the results of CC Tollgate LLC (“CTL”) in which it holds a 65% majority interest.  No provision for income tax on the losses allocated to the minority partner are included in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2007 and 2006.

--14--

8.           EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were computed as follows:

Amounts in thousands, except for share information	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net earnings	$1,949	$1,851	$4,532	$4,872
Weighted average common shares	23,051,067	22,980,567	23,043,351	22,705,842
Basic earnings per share	$0.08	$0.08	$0.20	$0.21

Diluted Earnings Per Share:
Net earnings	$1,949	$1,851	$4,532	$4,872
Weighted average common shares	23,051,067	22,980,567	23,043,351	22,705,842
Effect of dilutive securities using the treasury stock method:
Stock options and warrants	782,431	967,290	861,510	1,200,070
Dilutive potential common shares	23,833,498	23,947,857	23,904,861	23,905,912
Diluted earnings per share	$0.08	$0.08	$0.19	$0.20

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Stock options and warrants	85,000	-	85,000	25,000
Unvested restricted stock	400,000	-	400,000	-

9.           SEGMENT INFORMATION

We are managed in seven segments, based primarily on our casino properties. Each casino property derives its revenues primarily from casino operations, room rentals and/or food and beverage sales.

	Long-Lived Assets*		Total Assets
Amounts in thousands	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Cripple Creek (Colorado, USA)	$29,369	$29,324	$31,904	$31,465
Central City (Colorado, USA)	42,679	43,952	47,971	48,661
Edmonton (Alberta, Canada)	37,400	31,927	44,965	39,305
Caledon (South Africa)	18,655	17,188	21,268	19,134
Newcastle (South Africa)	23,244	21,499	26,451	24,535
Other operating:
Casino Millennium (Czech Republic)	563	496	2,306	2,166
Cruise Ships (International)	881	1,032	1,649	1,839
Corporate	1,467	823	18,756	30,755
Total	$154,258	$146,241	$195,270	$197,860
* Long-lived assets consist of property and equipment, goodwill, casino licenses and other long-lived intangible assets.

--15--

	Net Operating Revenue
Amounts in thousands	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Cripple Creek (Colorado, USA)	$5,011	$4,730	$13,510	$12,534
Central City (Colorado, USA)	5,954	4,688	15,529	4,688
Edmonton (Alberta, Canada)	4,930	1	13,562	3
Caledon (South Africa)	4,526	4,350	13,324	13,783
Newcastle (South Africa)	2,885	1,891	8,595	3,941
Other operating:
Casino Millennium (Czech Republic)	719	561	1,862	956
Cruise Ships (International)	656	757	2,026	2,396
Corporate	43	-	50	12
Total	$24,724	$16,978	$68,458	$38,313

	Net Earnings
Amounts in thousands	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Cripple Creek (Colorado, USA)	$908	$966	$2,255	$2,135
Central City (Colorado, USA)	312	(405)	307	(655)
Edmonton (Alberta, Canada)	534	(199)	1,138	(263)
Caledon (South Africa)	1,046	990	2,555	2,872
Newcastle (South Africa)	321	297	858	567
Other operating:
Casino Millennium (Czech Republic)	119	22	166	(9)
Cruise Ships (International)	(44)	152	(60)	439
Corporate	(1,247)	28	(2,687)	(214)
Total	$1,949	$1,851	$4,532	$4,872

10.        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Hermanus Road Construction– On March 27, 2007, CCAL and the Provincial Government of the Western Cape entered into an agreement whereby CCAL committed $1.2 million (ZAR 8.0 million) towards the construction of a highway between Caledon and Hermanus, South Africa. CCAL will be billed by the Provincial Government in increments of 16% of the value of work completed by the contractor. Construction of the road is expected to begin by April 1, 2008 and be completed by April 1, 2009. CCAL will not be responsible for any amounts in excess of $1.2 million (ZAR 8.0 million) nor for any construction costs subsequent to April 1, 2009. Any excess costs will be borne by the Provincial Government. The Company has recorded $1.2 million (ZAR 8.0 million) as a component of other long-term accrued liabilities and casino licenses and other intangible assets on the September 30, 2007 condensed consolidated balance sheet.

11.         TRANSACTIONS WITH RELATED PARTIES

During the third quarter of 2007, we entered into an agreement with a company partially owned by the Chairman of the Board (a shareholder) of CNEW whereby the Company agreed to sell a parcel of land for approximately $0.2 million (ZAR 1.3 million). Per terms of the agreement, the purchaser proposes to develop a shopping mall attached to our casino in Newcastle, South Africa. The closing of the deal is subject to the purchasing party satisfying certain conditions, which we do not control.

--16--

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

--17--

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

CONSOLIDATED RESULTS OF OPERATIONS

We reported net operating revenue of $24.7 million and $17.0 million for the three months ended September 30, 2007 and 2006, respectively, and $68.5 million and $38.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Casino revenue was $23.2 million and $16.3 million for the three months ended September 30, 2007 and 2006, respectively, and was $64.5 million and $36.7 million for the nine months ended September 30, 2007 and 2006, respectively. Casino expense was $9.2 million and $6.7 million for the three months ended September 30, 2007 and 2006, respectively, and $25.8 million and $14.4 million for the nine months ended September 30, 2007 and 2006, respectively.  General and administrative expense was $7.2 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively. General and administrative expense was $20.0 million and $12.7 million for the nine months ended September 30, 2007 and 2006, respectively.  Depreciation expense was $2.0 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $6.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Total earnings from operations were $3.6 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, and $8.5 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively.

We recorded income tax expense of less than $0.1 million and an income tax benefit of less than $0.1 million for the three months ended September 30, 2007 and 2006, respectively. Income tax expense was $0.7 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Our net earnings were $1.9 million, or $0.08 per basic share, and $1.9 million, or $0.08 per basic share, for the three months ended September 30, 2007 and 2006, respectively. Net earnings were $4.5 million, or $0.20 per basic share, and $4.9 million, or $0.21 per basic share, for the nine months ended September 30, 2007 and 2006, respectively.

The most significant impacts on reported earnings for the three months ended September 30, 2007 were:

•
Our new casinos in Central City, Colorado, Newcastle, South Africa and Edmonton, Canada contributed $7.2 million towards the total increase of $7.7 million in net operating revenue and contributed $4.9 million towards the total increase of $6.9 million in net operating expenses;

•
Corporate expenses increased $1.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to a $0.5 million increase in payroll resulting from additional staffing and the amortization of costs associated with restricted stock and stock options issued in July 2007 and $0.1 million in increased legal, accounting and other professional fees expenses. In addition, for the three months ended September 30, 2006, the Company recovered approximately $0.4 million of previously written off loans in conjunction with the sale of our interest in a casino project located in Gauteng, South Africa; and

•	Net interest charges increased $0.4 million primarily due to the interest charges on bank debt that funded the construction of the three new casinos.

--18--

The most significant impacts on reported earnings for the nine months ended September 30, 2007 were:

•
Our new casinos in Central City, Colorado, Newcastle, South Africa and Edmonton, Canada contributed $29.1 million towards the total increase of $30.1 million in net operating revenue and contributed $22.9 million towards the total increase of $26.9 million in net operating expenses;

•
Corporate expenses increased $2.5 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily because of $0.5 million in increased travel and communication expenses, $0.7 million in increased professional fees which includes an arbitration with one of our cruise ship based casinos, and $0.6 million in increased payroll due to an increase in the number of corporate employees to support the Company’s growth and the amortization of costs associated with restricted stock and stock options issued in July 2007. In addition, for the nine months ended September 30, 2006, the Company recovered approximately $0.4 million of previously written off loans in conjunction with the sale of our interest in a casino project located in Gauteng, South Africa; and

•	Net interest charges increased $3.3 million primarily due to the interest charges on bank debt that funded the construction of the three new casinos.

A discussion by segment follows below.

--19--

CRIPPLE CREEK, COLORADO

The operating results of the Cripple Creek, Colorado segment, includes the operations of Womacks. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operational results for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$5,392	$5,126	$14,742	$13,768
Hotel, food and beverage	444	400	1,104	1,043
Other (net of promotional allowances)	(825)	(796)	(2,336)	(2,277)
Net operating revenue	5,011	4,730	13,510	12,534

Operating Costs and Expenses
Casino	1,716	1,218	4,644	3,590
Hotel, food and beverage	450	424	1,211	1,076
General and administrative	1,013	1,021	2,851	2,921
Depreciation	399	399	1,183	1,211
Total operating costs and expenses	3,578	3,062	9,889	8,798
Earnings from operations	1,433	1,668	3,621	3,736
Interest income	3	6	8	12
Interest (expense)	28	(103)	10	(306)
Other (expense), net	-	-	(1)	-
Earnings before income taxes	1,464	1,571	3,638	3,442
Income tax expense	556	605	1,383	1,307
Net Earnings	$908	$966	$2,255	$2,135

Casino Market Data

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Market share of the Cripple Creek gaming revenue*	12.5%	12.0%	12.3%	11.6%
Average number of slot machines	586	585	590	584
Market share of Cripple Creek gaming devices*	12.7%	12.4%	12.7%	12.3%
Average slot machine win per day	$101	$94	$90	$85
Cripple Creek average slot machine win per day*	$103	$96	$92	$89
*Source: Colorado Division of Gaming

--20--

The Womacks casino is one of the larger gaming facilities in Cripple Creek.  Management continues to focus on the marketing of Womacks through the player’s club. Womacks has continued the effort to improve the customer experience by converting 450 slot machines, which represent more than 77% of the total machines on the floor, to Ticket in/Ticket Out (“TITO”) devices at September 30, 2007, compared to 63% at September 30, 2006. Management uses points and coupons to attract customers with the expectation of increasing gaming revenue, while monitoring and adjusting the programs as necessary.  Based on management’s ongoing evaluation of the comp policies at the casino, the cost of points and coupons is in line with management’s expectations and prior year results. There were a number of changes made in key management positions at Womacks during the third quarter of 2006, which have contributed to improved results at the property.

In 2008, a casino that is larger than Womacks is expected to open in Cripple Creek. Management believes this casino will have approximately 700 slot machines and 14 table games and will introduce further competition to our casino.

The casino is currently undergoing a $2.0 million renovation project. The Company expects to be able to capitalize a majority of this cost.

During the second quarter of 2007, the Colorado legislature approved a bill banning smoking at Colorado casinos starting January 1, 2008. This could result in fewer customers who smoke or more customers who do not smoke visiting Womacks, which would affect our results.

Three months ended September 30, 2007 compared to 2006

Casino revenue for the three months ended September 30, 2007 was 5.2% higher than during the same period last year, and net operating revenue increased 5.9% as a result of increased marketing efforts which contributed to a 7.4% increase in average slot machine win per day. Womacks’ market share of gaming devices increased 2.4% in the three months ended September 30, 2007 over the same period last year. For the entire Cripple Creek market, gaming revenue increased during the three months ended September 30, 2007, closing 2.6% higher than the same period last year.

Casino expense increased by 40.9%, or $0.5 million, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily the result of $0.2 million in increased marketing expenditures related to a special promotion in the third quarter of 2007 and a $0.2 million increase in gaming taxes and royalties resulting from the increase in casino revenue for the period.

General and administrative expense remained flat period over period.

Interest expense decreased $0.1 million as the average debt balance for the casino was less than $0.1 million.  The casino has repaid a majority of its outstanding debt on the Womacks credit facility, which reduced the casino’s average debt balance for the period. The majority of the amount outstanding under the casino’s revolving credit facility relates to funding provided to the Corporate segment. Whenever the advances to the Corporate segment exceed the outstanding borrowings, the Cripple Creek segment reports negative interest expense.

Cripple Creek’s effective tax rate has remained stable at approximately 38.0% for the three months ended September 30, 2007 as compared to 38.5% for the three months ended September 30, 2006.

--21--

Nine months ended September 30, 2007 compared to 2006

Management believes that January 2007 revenues in Cripple Creek were negatively impacted by a series of winter storms that occurred during the month.  Strong revenue growth since that time has offset the January results. Casino revenue for the nine months ended September 30, 2007 was 7.1% higher than during the same period last year and net operating revenue increased 7.8%, the result of successful marketing efforts which contributed to a 5.9% increase in average win per day. Womacks’ market share of gaming devices increased 3.3% in the nine months ended September 30, 2007 over the same period in 2006. For the entire Cripple Creek market, gaming revenue increased less than 1% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Casino expense increased by 29.4%, or $1.1 million, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily the result of $0.3 million in increased marketing expenditures related to a special promotion in the third quarter of 2007, a $0.5 million increase in gaming taxes and royalties resulting from the increase in casino revenue for the period and a $0.2 million increase in payroll.

General and administrative expense remained flat period over period.

Interest expense decreased $0.3 million for the nine months ended September 30, 2007. The casino has repaid a majority of its outstanding debt on the Womacks credit facility, which reduced the casino’s average debt balance for the period. The majority of the amount outstanding under the facility relates to funding provided to the Corporate segment. Whenever the advances to the Corporate segment exceed the outstanding borrowings, Cripple Creek segment reports negative interest expense.

Cripple Creek’s effective tax rate has remained stable at approximately 38.0% for each of the nine months ended September 30, 2007 and 2006.

--22--

CENTRAL CITY, COLORADO

We opened a casino and hotel in Central City, Colorado on July 11, 2006.  Prior to July 11, 2006, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. The operating results of the Central City, Colorado segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$6,312	$4,475	$16,898	$4,475
Hotel, food and beverage	732	432	1,903	432
Other (net of promotional allowances)	(1,090)	(219)	(3,272)	(219)
Net operating revenue	5,954	4,688	15,529	4,688

Operating Costs and Expenses
Casino	2,441	2,425	6,530	2,468
Hotel, food and beverage	597	661	1,709	661
General and administrative	1,147	968	3,387	1,663
Depreciation	762	451	2,173	451
Total operating costs and expenses	4,947	4,505	13,799	5,243
Earnings (loss) from operations	1,007	183	1,730	(555)
Interest income	6	-	6	-
Interest (expense)	(734)	(1,281)	(2,389)	(1,766)
Other (expense), net	-	-	(1)	-
Earnings (loss) before income taxes and minority interest	279	(1,098)	(654)	(2,321)
Income tax expense (benefit)	191	(247)	188	(401)
Earnings (loss) before minority interest	88	(851)	(842)	(1,920)
Minority Interest	(224)	(446)	(1,149)	(1,265)
Net earnings (loss)	$312	$(405)	$307	$(655)

Casino Market Data
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Market share of the Central City gaming revenue*	28.5%	21.1%	27.5%	N/A
Average number of slot machines	580	488	572	N/A
Market share of Central City gaming devices*	26.6%	22.3%	26.2%	N/A
Average slot machine win per day	$115	$109	$105	N/A
Central City average slot machine win per day*	$107	$115	$100	N/A
*Source: Colorado Division of Gaming

--23--

Revenue at our Century Casino in Central City has not yet met our expectations. However, gaming revenue has grown consistently since opening, with our highest monthly revenue occurring in September 2007. The property is currently operating with 572 slot machines.  We are currently reviewing various strategies to increase revenue, which includes the potential addition of more slot machines in the future.  Management has focused on the development of player club memberships, with results being better than expected. We now have approximately 71,000 players in our player club database.  Management’s marketing strategy continues to focus on direct marketing to the players in our database. After some initially higher than expected costs, casino costs are now in line with management’s expectations based on current casino revenue.

During the second quarter of 2007, the Colorado legislature approved a bill banning smoking at Colorado casinos starting January 1, 2008. This could result in fewer customers who smoke or more customers who do not smoke visiting our casino in Central City, which would affect our results.

Three months ended September 30, 2007 compared to September 30, 2006

Casino revenue for the three months ended September 30, 2007 was 41.1% higher than during the same period last year, and net operating revenue increased 27.0% as a result of increased marketing efforts which contributed to a 5.5% increase in average slot machine win per day. The Century Casino’s market share of gaming devices increased 19.3%. For the entire Central City market, gaming revenue increased during the three months ended September 30, 2007, closing 1.6% higher than the same period last year.

Casino expense remained flat period over period. Increases in gaming taxes and other variable expenses were offset by decreases in marketing charges. Our marketing charges for the three months ended September 30, 2006 were higher than usual due to the opening of the casino in July 2006.

General and administrative expense increased 18.5%, or $0.2 million, for the three months ended September 30, 2007 primarily due to increased property taxes and professional fees.

For the three months ended September 30, 2007, the $0.5 million decrease in interest expense relates to interest that we are incurring based on an average debt balance of approximately $22.5 million. In an effort to reduce third party interest charges, we repaid $12.5 million of debt in March 2007, utilizing cash on hand from other Company resources.

The calculation of minority interest is determined prior to the elimination of intercompany management fees and interest.

Because CC Tollgate LLC, the operating company of this segment, is a limited liability company, income taxes are provided for on income that will be allocated to us using an effective tax rate of 38%. Pre-tax income is reduced by the minority interest in determining the income subject to tax.

--24--

Nine months ended September 30, 2007 compared to 2006

Casino revenue and casino expense for the nine months ended September 30, 2007 represent a full nine months of operation. The casino opened in July 2006. Therefore, casino revenue and casino expense for the nine months ended September 30, 2006 is based upon approximately 2.5 months of operation.

General and administrative expense increased $1.7 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to a $0.8 million increase in property tax assessments, a $0.5 million increase in payroll and a $0.4 million increase in utilities and maintenance fees. The casino opened in July 2006. Prior to this time, a significant portion of general and administrative expenses reflect the cumulative pre-opening costs associated with the project.

For the nine months ended September 30, 2007, the $0.6 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $25.2 million. In an effort to reduce third party interest charges, we repaid $12.5 million of debt in March 2007, utilizing cash on hand from other Company resources. For the nine months ended September 30, 2006, a majority of our interest charges were capitalized towards the cost of the construction of the casino and hotel.

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

Because CC Tollgate LLC, the operating company of this segment, is a limited liability company, income taxes are provided for on income that will be allocated to us using an effective tax rate of 38%. Pre-tax income is reduced by the minority interest in determining the income subject to tax.

--25--

EDMONTON, CANADA

We opened a casino and hotel in Edmonton, Alberta, Canada on November 17, 2006.  Prior to this date, operating expenses for this segment consisted primarily of pre-opening and non-capitalizable construction expenditures. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. The operating results of the Edmonton, Canada segment for the three and nine months ended September 30, 2007 and 2006 are as follows (See next page for results in Canadian dollars):

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$3,759	$-	$10,309	$-
Hotel, food and beverage	1,066	-	2,913	-
Other (net of promotional allowances)	105	1	340	3
Net operating revenue	4,930	1	13,562	3

Operating Costs and Expenses
Casino	1,368	8	3,837	9
Hotel, food and beverage	905	27	2,660	32
General and administrative	1,139	129	3,397	234
Depreciation	347	6	954	14
Total operating costs and expenses	3,759	170	10,848	289
Earnings (loss) from operations	1,171	(169)	2,714	(286)
Interest income	13	4	57	16
Interest (expense)	(373)	(101)	(1,031)	(110)
Other (expense), net	(11)	(21)	(16)	(9)
Earnings (loss) before income taxes	800	(287)	1,724	(389)
Income tax expense (benefit)	266	(88)	586	(126)
Net earnings (loss)	$534	$(199)	$1,138	$(263)

Average exchange rate (CAD/USD)	1.04	1.12	1.10	1.13

--26--

Operating results in Canadian dollars for the three and nine months ended September 30, 2007 and 2006 were as follows:

		For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands		2007		2006		2007		2006
Operating Revenue
Casino	CAD	3,949	CAD	-	CAD	11,323	CAD	-
Hotel, food and beverage		1,113		-		3,209		-
Other (net of promotional allowances)		117		-		381		3
Net operating revenue		5,179		-		14,913		3

Operating Costs and Expenses
Casino		1,421		9		4,213		10
Hotel, food and beverage		937		31		2,920		36
General and administrative		1,226		144		3,764		262
Depreciation		362		7		1,050		16
Total operating costs and expenses		3,946		191		11,947		324
Earnings (loss) from operations		1,233		(191)		2,966		(321)
Interest income		12		5		64		18
Interest (expense)		(443)		(114)		(1,180)		(123)
Other income, net		1		-		3		1
Earnings (loss) before income taxes		803		(300)		1,853		(425)
Income tax expense (benefit)		261		(246)		622		(140)
Net Earnings	CAD	542	CAD	(54)	CAD	1,231	CAD	(285)

--27--

Prior to November 17, 2006, all costs incurred represent pre-opening expenses.

Since opening in November 2006, gaming revenue has continued to be slightly below our 2007 budget expectations, due to a lower than expected return on table games. We do not expect this to be a continuing trend. We opened the casino with 600 slot machines and have since increased the number of machines on the floor to 654. With the addition of 54 slot machines since opening, we expect gaming revenues to increase.

In addition, delays in opening the hotel have hampered hotel, food and beverage revenues. The hotel opened in March 2007. Hotel occupancy rates are on the rise, which resulted in a 32.4% increase in the third quarter 2007 from the second quarter 2007. The dinner theatre has been transitioned into a live entertainment and catering venue and we expect overall hotel, food and beverage revenues to benefit from this change.

Management has focused on the development of player’s club memberships, with over 16,500 players in our player club database.  Management’s marketing strategy will focus on direct marketing to the players in our database, as well as the marketing of our showroom/conference center and hotel.

We are in the process of reviewing the cost and staffing structure of the casino and hotel operations in order to bring them in line with current revenue levels.

The results discussed below are based on the Canadian Dollar to eliminate the impact of the translation between the US Dollar and Canadian Dollar.

Three months ended September 30, 2007 compared to 2006

For the three months ended September 30, 2007, the CAD 0.3 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $20.0 million (CAD 20.7 million). For the three months ended September 30, 2006, a majority of our interest charges were capitalized towards the cost of the construction of the casino and hotel.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period.  The statutory tax rate on income in Edmonton is currently 32.1%.  The effective tax rate for this segment for the three months ended September 30, 2007 was 32.5%.

Nine months ended September 30, 2007 compared to 2006

For the nine months ended September 30, 2007, the CAD 1.1 million increase in interest expense relates to interest that we are incurring based on an average debt balance of approximately $19.0 million (CAD 20.7 million). For the nine months ended September 30, 2006, this interest was capitalized towards the cost of the construction of the casino and hotel.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The effective tax rate for this segment for the nine months ended September 30, 2007 was 33.6%.

--28--

CALEDON, SOUTH AFRICA

The operating results of the Caledon, South Africa segment are primarily those related to the operations of the Caledon Hotel, Spa and Casino. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operational results in US dollars for the three and nine months ended September 30, 2007 and 2006 are as follows (See next page for results in Rand):

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$3,912	$3,728	$11,369	$11,732
Hotel, food and beverage	810	676	2,342	2,182
Other (net of promotional allowances)	(196)	(54)	(387)	(131)
Net operating revenue	4,526	4,350	13,324	13,783

Operating Costs and Expenses
Casino	1,531	1,416	4,426	4,434
Hotel, food and beverage	541	443	1,538	1,437
General and administrative	508	696	1,707	2,277
Impairments and other write-offs, net of recoveries	-	(26)	28	(26)
Depreciation	329	279	973	882
Total operating costs and expenses	2,909	2,808	8,672	9,004
Earnings from operations	1,617	1,542	4,652	4,779
Interest income	21	5	83	13
Interest (expense)	(176)	(182)	(545)	(590)
Other (expense) income, net	(1)	-	5	(32)
Earnings before income taxes and preferred dividends	1,461	1,365	4,195	4,170
Income tax expense	356	375	1,305	1,298
Preferred dividends	(59)	-	(335)	-
Net earnings	$1,046	$990	$2,555	$2,872

Average exchange rate (ZAR/USD)	7.11	7.18	7.15	6.57

--29--

Operating results in Rand for the three and nine months ended September 30, 2007 and 2006 are as follows:

		For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands		2007		2006		2007		2006
Operating Revenue
Casino	ZAR	27,805	ZAR	26,773	ZAR	81,238	ZAR	77,041
Hotel, food and beverage		5,753		4,873		16,739		14,337
Other (net of promotional allowances)		(1,039)		(382)		(2,764)		(875)
Net operating revenue		32,519		31,264		95,213		90,503

Operating Costs and Expenses
Casino		10,881		10,174		31,619		29,189
Hotel, food and beverage		3,845		3,144		10,994		9,368
General and administrative		3,441		5,010		12,219		14,994
Impairments and other write-offs, net of recoveries		-		(214)		200		(214)
Depreciation		2,338		2,010		6,950		5,779
Total operating costs and expenses		20,505		20,124		61,982		59,116
Earnings from operations		12,014		11,140		33,231		31,387
Interest income		147		40		594		90
Interest (expense)		(1,251)		(1,309)		(3,899)		(3,883)
Other (expense) income, net		(9)		2		36		(208)
Earnings before income taxes and preferred dividends		10,901		9,873		29,962		27,386
Income tax expense		2,632		2,715		9,336		8,506
Preferred dividends		(419)		-		(2,419)		-
Net Earnings	ZAR	7,850	ZAR	7,158	ZAR	18,207	ZAR	18,880

Casino Market Data (in Rand)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Market share of the Western Cape gaming revenue*	5.1%	5.7%	5.0%	5.9%
Market share of Western Cape gaming devices*	9.9%	12.4%	10.5%	12.9%
Average number of slot machines	370	348	361	349
Average slot machine win per day	ZAR 770	ZAR 782	ZAR 720	ZAR 754
Average number of tables	6	6	6	7
Average table win per day	ZAR 2,901	ZAR 3,127	ZAR 3,131	ZAR 2,783
*Source: Western Cape Gambling and Racing Board

--30--

The results discussed below are based on the Rand to eliminate the effect of foreign currency fluctuations between the US Dollar and Rand.

Three months ended September 30, 2007 compared to 2006

Casino revenue increased 3.9% from the three months ended September 30, 2006 to the three months ended September 30, 2007 primarily due to a 6.3% increase in the average number of slot machines on the floor, which offset the 1.5% decrease in average slot win per day. Our market share of the Western Cape gaming revenue declined due to the opening of a new casino in the Western Cape in November 2006.  In addition, the largest casino in the Western Cape increased its total number of slot machines by 750, adding approximately 25% more slot machines to the market. The Western Cape now operates with the maximum permitted number of casinos. Casino expense increased 6.9% from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to the increase in casino revenue, as well as an increase in promotional expenses for the period.

Hotel, food and beverage revenue increased ZAR 0.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to an increase in food and beverage sales.

Other operating revenue (net of promotional allowances) primarily consists of promotional allowances and revenue generated from the resort’s ancillary services.

The ZAR 1.6 million decrease in Caledon’s general and administrative expense is primarily the result of a decrease in professional fees and property taxes. In addition, Caledon wrote off approximately ZAR 0.5 million in cash vault discrepancies during the three months ended September 30, 2006.

Depreciation expense increased ZAR 0.3 million, primarily as a result of property improvements made in the second half of 2006.

Interest income on cash earned in interest bearing accounts increased ZAR 0.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Interest expense for CCAL decreased slightly period over period. This is due to a reduction in the outstanding principal of our variable interest debt, offset by increases in the South African prime rate. The South African prime rate was 11.5% on September 30, 2006. On September 30, 2007, the rate was 13.5% and has subsequently increased to 14.0% in October 2007.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate for the three months ended September 30, 2007 was 24% compared to 27% in the same 2006 period.

Preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Caledon paid preference shareholder dividends of approximately ZAR 0.4 million for the three months ended September 30, 2007.

--31--

Nine months ended September 30, 2007 compared to 2006

Casino revenue increased 5.4% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which includes an increase of 12.5% in average table win offset by a 4.5% decrease in average slot win. The casino increased the number of slot machines on the floor from 350 to 370 in May 2007. Casino expense increased 8.3% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, and is directly related to the increase in casino revenue and increased advertising expenditures.

Hotel, food and beverage revenue increased ZAR 2.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This is due to an increase in our hotel occupancy rate from 42% for the first nine months of 2006 to 59% for the first nine months of 2007, primarily the result of a special promotion offered by the hotel for May and June 2007 combined with an overall increase in room rates as a result of upgraded rooms.

Other operating revenue (net of promotional allowances) principally consists of promotional allowances and revenue generated from the resort’s ancillary services.

The ZAR 2.8 million decrease in Caledon’s general and administrative expense is primarily the result of a decrease in payroll of ZAR 0.5 million, a decrease in auditing and professional fees of ZAR 0.9 million and a decrease in insurance expenses of approximately ZAR 0.3 million, and a decrease in property taxes of ZAR 0.4 million.

Depreciation expense increased ZAR 1.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily as a result of property improvements made in the second half of 2006.

Interest income on cash earned in interest bearing accounts increased ZAR 0.5 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Interest expense for CCAL remained flat period over period. This is due to a reduction in the outstanding principal of our variable debt, offset by increases in the South African prime rate. As of September 30, 2006, the South African prime rate was 11.5%. On September 30, 2007, the rate was 13.5% and has subsequently increased to 14.0% in October 2007.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period.  The marginal tax rate on income in South Africa is currently 29%. CCAL’s effective tax rate was 31% for both the nine months ended September 30, 2007 and 2006.

Preference shareholders are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa and Casino after the deduction of gaming taxes and value added tax. Caledon paid preference shareholder dividends of approximately ZAR 2.4 million for the nine months ended September 30, 2007, which includes a once off dividend payment of ZAR 1.2 million to the preference shareholder that exchanged its original preference shares for Class A preference shares in March 2007.

--32--

NEWCASTLE, SOUTH AFRICA

The operating results of the Newcastle, South Africa segment are primarily those related to the operations of the Century Casino Newcastle. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Operating results in U.S. dollars for the three and nine months ended September 30, 2007 and 2006 were as follows (See next page for results in Rand):

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006*
Operating Revenue
Casino	$2,499	$1,719	$7,549	$3,579
Hotel, food and beverage	383	113	1,007	311
Other (net of promotional allowances)	3	59	39	51
Net operating revenue	2,885	1,891	8,595	3,941

Operating Costs and Expenses
Casino	1,086	685	3,187	1,403
Hotel, food and beverage	287	47	761	205
General and administrative	828	552	1,976	1,040
Impairments and other write-offs, net of recoveries	(3)	-	6	-
Depreciation	30	38	599	144
Total operating costs and expenses	2,228	1,322	6,529	2,792
Earnings from operations	657	569	2,066	1,149
Interest income	5	-	13	-
Interest (expense)	(183)	-	(552)	(8)
Other (expense), net	(3)	-	(3)	-
Earnings before income taxes and minority interest	476	569	1,524	1,141
Income tax expense	148	183	469	356
Earnings before minority interest	328	386	1,055	785
Minority Interest	7	89	197	218
Net Earnings	$321	$297	$858	$567

Average exchange rate (ZAR/USD)	7.11	7.18	7.15	6.57
* We acquired a 60% interest in Century Casino Newcastle on April 1, 2006. Prior to this date we had no interest in the entity.

--33--

Operating results in Rand for the three and nine months ended September 30, 2007 and 2006 were as follows:

		For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands		2007		2006		2007		2006*
Operating Revenue
Casino	ZAR	17,763	ZAR	12,330	ZAR	53,939	ZAR	24,300
Hotel, food and beverage		2,708		819		7,177		2,094
Other (net of promotional allowances)		37		428		292		371
Net operating revenue		20,508		13,577		61,408		26,765

Operating Costs and Expenses
Casino		7,644		4,916		22,699		9,537
Hotel, food and beverage		2,031		342		5,426		1,355
General and administrative		5,334		3,990		14,184		7,085
Impairments and other write-offs, net of recoveries		(22)		-		41		-
Depreciation		211		275		4,279		938
Total operating costs and expenses		15,198		9,523		46,629		18,915
Earnings from operations		5,310		4,054		14,779		7,850
Interest income		35		-		92		-
Interest (expense)		(1,299)		-		(3,952)		(61)
Other (expense), net		(46)		-		(46)		-
Earnings before income taxes and minority interest		4,000		4,054		10,873		7,789
Income tax expense		1,235		1,316		3,353		2,447
Earnings before minority interest		2,765		2,738		7,520		5,342
Minority Interest		36		634		1,403		1,474
Net Earnings	ZAR	2,729	ZAR	2,104	ZAR	6,117	ZAR	3,868
* We acquired a 60% interest in Century Casino Newcastle on April 1, 2006. Prior to this date we had no interest in the entity.

Casino Market Data (in Rand)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Market share of the KwaZulu-Natal gaming revenue*	3.4%	2.4%	3.5%	2.5%
Market share of KwaZulu-Natal gaming devices*	7.9%	6.3%	7.9%	6.3%
Average number of slot machines	250	200	250	200
Average slot machine win per day	ZAR 715	ZAR 605	ZAR 717	ZAR 589
Average number of tables	7	7	7	7
Average table win per day	ZAR 2,042	ZAR 1,865	ZAR 2,626	ZAR 2,154
*Source: KwaZulu-Natal Gambling Board

--34--

The results discussed below are based on the Rand to eliminate the effect of foreign currency fluctuations between the US Dollar and Rand.

For the three months ended September 30, 2007, net operating revenue continues to be in line with our expectations. Our hotel is now fully operational. In addition our player’s club has shown consistent growth for the past nine months and now stands at approximately 6,150 members.

Three months ended September 30, 2007 compared to 2006

Casino revenue increased 44.1% to ZAR 17.8 million for the three months ended September 30, 2007 as compared to ZAR 12.3 million for the three months ended September 30, 2006. This is directly related to the opening of our new facility in December 2006, which management believes is superior to the old facility, and an increase of 50 gaming machines. Casino expense increased 55.5% to ZAR 7.6 million for the three months ended September 30, 2007 from ZAR 4.9 million for the three months ended September 30, 2006, primarily due to the increase in casino revenue.

During the three months ended September 30, 2007, a detailed review of all fixed assets at the new facility in Newcastle was performed. As a result of the review, we concluded that various reclassifications amongst fixed asset categories and estimated lives were necessary to conform to our accounting policy. This process resulted in a depreciation adjustment of approximately ZAR 1.5 million in the current quarter.

Interest expense is payable on a ZAR 50.0 million term loan with Nedbank, bearing an interest rate of South African prime less 1.5% (12.0% as of September 30, 2007, which has subsequently increased to 12.5% in October 2007). The principal balance outstanding under the term loan agreement was ZAR 43.4 million as of September 30, 2007. For the three months ended September 30, 2006, interest on the term loan was capitalized towards the construction of the new facility.

The calculation of minority interest is determined prior to the elimination of intercompany management fees.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate was 31% and 32% for the three months ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007

We acquired our ownership interest in Century Casino Newcastle as of April 1, 2006.  We opened a new casino facility in December 2006. Prior to this date, casino operations were held in a temporary facility. Management believes that the increase in net operating revenues are directly related to the opening of our new facility. For the nine months ended September 30, 2007, net operating revenues at the new casino continue to be in line with our expectations.

An additional $0.4 million (ZAR 2.5 million) will be payable to the minority shareholders if casino revenue during the first 12 months of operation at the new casino exceeds $13.8 million (ZAR 95.0 million). As of September 30, 2007, we do not deem it probable that casino revenue will exceed the required amount.

Interest expense is payable on a ZAR 50.0 million term loan with Nedbank, bearing an interest rate of South African prime less 1.5% (12.0% as of September 30, 2007, which has subsequently increased to 12.5% in October 2007). The principal balance outstanding under the term loan agreement was ZAR 43.4 million as of September 30, 2007. For the nine months ended September 30, 2006, interest on the term loan was capitalized towards the construction of the new facility.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes and are adjusted for permanent differences. Therefore, the tax provision will vary from period to period. The marginal tax rate on income in South Africa is currently 29%. Newcastle’s effective tax rate was 31% for both the nine months ended September 30, 2007 and 2006.

--35--

ALL OTHER OPERATING SEGMENTS

The operating results of this segment are primarily those of our ship-based casinos and, subsequent to April 13, 2006, Century Casino Millennium. Intercompany transactions, including fees to its parent, interest and their related tax effects have been eliminated within the segment’s results. Combined operating results for the segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Casino	$1,289	$1,213	$3,674	$3,113
Hotel, food and beverage	44	6	56	13
Other (net of promotional allowances)	42	99	158	226
Net operating revenue	1,375	1,318	3,888	3,352

Operating Costs and Expenses
Casino	1,080	953	3,166	2,464
Hotel, food and beverage	22	14	48	26
General and administrative	87	71	274	130
Impairments and other write-offs, net of recoveries	12	-	-	-
Depreciation	55	97	257	246
Total operating costs and expenses	1,256	1,135	3,745	2,866
Earnings from operations	119	183	143	486
Interest income	7	4	16	7
Interest (expense)	-	(9)	-	(23)
Other (expense) income, net	(48)	1	(51)	(26)
Earnings before income taxes	78	179	108	444
Income tax expense	3	5	2	14
Net earnings	$75	$174	$106	$430

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

--36--

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

Three months ended September 30, 2007 compared to 2006

Cruise ship casino revenue decreased 11.5% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. For the three months ended September 30, 2006, we operated casinos aboard six ships. For the three months ended September 2007, we operated casinos aboard five ships.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $0.3 million of the total casino expenses incurred for both the three months ended September 30, 2007 and 2006, respectively.

Casino expense, excluding concession fees, increased to 50.0% of casino revenue for the three months ended September 30, 2007 as compared to 27.8% of casino revenue for the three months ended September 30, 2006, primarily due to the write off of approximately $0.1 million in costs associated with a ship concession agreement that the Company chose not to pursue.

The cruise ship concession agreements are subject to an effective tax rate of 3% in Mauritius.

Nine months ended September 30, 2007 compared to 2006

Cruise ship casino revenue decreased 14.4% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to the operation of less ship-based casinos in 2007.

Concession fees paid to the ship operators in accordance with the agreements accounted for approximately $1.0 million and $1.1 million of the total casino expenses incurred for the nine months ended September 30, 2007 and 2006, respectively.

Casino expense, excluding concession fees, increased to 46.1% of casino revenue for the nine months ended September 30, 2007 as compared to 29.2% of casino revenue for the nine months ended September 30, 2006, primarily due to the write off of approximately $0.2 million in costs associated with a ship concession agreement that the Company chose not to pursue as well as increased travel expenses associated with employee rotation.

The cruise ship concession agreements are subject to an effective tax rate of 3% in Mauritius.

--37--

Century Casino Millennium

As a result of our purchase of the remaining 50% interest that we did not previously own in CM, we began consolidating the operating results of CM on April 13, 2006. Prior to this time, we were accounting for the results of CM as an equity-method investment.

CM’s casino revenue was $0.7 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. Casino expense was $0.4 million for both the three months ended September 30, 2007 and 2006, respectively.

CM contributed approximately $1.8 million and $0.9 million of casino revenue to this segment for the nine months ended September 30, 2007 and 2006, respectively. Casino expense for CM was $1.3 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

CM accounts for substantially all of the general and administrative expense for this segment.

--38--

CORPORATE
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2007	2006	2007	2006
Operating Revenue
Other	$43	$-	$50	$12
Net operating revenue	43	-	50	12

Operating Costs and Expenses
General and administrative	2,444	1,681	6,359	4,402
Impairments and other write-offs, net of recoveries	-	(394)	-	(379)
Depreciation	65	23	171	50
Total operating costs and expenses	2,509	1,310	6,530	4,073
Earnings from unconsolidated subsidiary	37	-	91	-
Loss from operations	(2,429)	(1,310)	(6,389)	(4,061)
Interest income	30	137	619	547
Interest (expense), net	(211)	356	(773)	1,026
Other (expense) income, net	(83)	1	708	367
Loss before income taxes and minority interest	(2,693)	(816)	(5,835)	(2,121)
Income tax benefit	(1,493)	(900)	(3,278)	(2,054)
Minority interest	47	56	130	147
Net (loss) earnings	$(1,247)	$28	$(2,687)	$(214)

Three months ended September 30, 2007 compared to 2006

General and administrative expense increased $0.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to a $0.5 million increase in payroll resulting from additional staffing and the amortization of costs associated with restricted stock and stock options issued in July 2007 and $0.1 million in increased legal, accounting and other professional fees.

In conjunction with the sale of our interest in a casino project located in Gauteng, South Africa, we recovered approximately $0.4 million of previously written off loans in the three months ended September 30, 2006. This amount is recorded as impairments and other write-offs, net of recoveries in the three months ended September 30, 2006.

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owns 33.3% of all shares issued by Casinos Poland (“CPL”). Our portion of CPL’s earnings are recorded as earnings from unconsolidated subsidiary.

For the three months ended September 30, 2007, the segment incurred $0.2 million of interest expense on amounts borrowed to fund the Company’s prior acquisitions. Cripple Creek’s revolving credit facility was the primary source of this funding. For the three months ended September 30, 2006, the net negative interest expense results from the elimination of the interest on intercompany debt that was used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

--39--

For the three months ended September 30, 2007, we recognized approximately $0.1 million in foreign currency losses on the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the three months ended September 30, 2007 and 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

Nine months ended September 30, 2007 compared to 2006

General and administrative expense increased $2.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily because of $0.5 million in increased travel and communication expenses, $0.7 million in increased professional fees, which includes fees associated with the Silversea arbitration. We also have increased our payroll by $0.6 million due to an increase in the number of corporate employees to support the Company’s growth and the amortization of costs associated with restricted stock and stock options issued in July 2007.

Depreciation expense increased $0.1 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the upgrade of our computer accounting system in the second half of 2006.

In conjunction with the sale of our interest in a casino project located in Gauteng, South Africa, we recovered approximately $0.4 million of previously written off loans in the nine months ended September 30, 2006. This amount is recorded as impairments and other write-offs, net of recoveries in the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, we recorded approximately $0.3 million of interest income related to a loan outstanding to the previous owners of G5. We did not determine the collectibility of the interest to be reasonably assured until we completed the acquisition of G5. The remaining interest income for this segment is directly related to cash on hand.

For the nine months ended September 30, 2007, the segment incurred $0.7 million of interest expense on amounts borrowed to fund the Company’s prior acquisitions. Cripple Creek’s revolving credit facility was the primary source of this funding. For the nine months ended September 30, 2006, the net negative interest expense results from the elimination of the interest on intercompany debt that was used to finance our construction projects in Central City, Colorado and Edmonton, Alberta, Canada. The interest charged to these segments is capitalized as part of the construction costs and does not appear as interest expense. Caledon’s loan with Nedbank was the primary source of debt that funded the early stages of construction in Edmonton and Newcastle.

For the nine months ended September 30, 2007 and 2006, we recognized approximately $0.7 million and $0.3 million, respectively, in foreign currency gains resulting from the exchange of currency which is included in other income.

The Corporate segment includes earnings and losses sustained by multiple companies taxed at their respective country’s rates. The mix of earnings and losses impacts the effective rate reported in the segment. For the nine months ended September 30, 2007 and 2006, the tax benefit on net U.S. losses (primarily resulting from our new operation in Central City, Colorado) exceeds the tax on net non-U.S. earnings, which are taxed at significantly lower rates.

--40--

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $18.2 million at September 30, 2007, and the Company had negative working capital (current assets minus current liabilities) of $0.4 million compared to cash and cash equivalents of $35.0 million and working capital of $5.2 million at December 31, 2006.

We use the cash flows that we generate to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the nine months ended September 30, 2007, $7.4 million of net cash was provided by operating activities. For the nine months ended September 30, 2006, $5.5 million of net cash was provided by operating activities.  The change from the 2006 period relates primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations by segment.

Cash used in investing activities of $8.9 million for the first nine months of 2007 consisted of $2.0 million towards the acquisition of G5 Sp. z o.o., a Polish entity that owns a 33.3% interest in Casinos Poland; $1.2 million in property improvements and equipment additions at Womacks; $0.7 million towards construction in Edmonton, Alberta, Canada; $1.6 million in property and gaming equipment additions in Central City, Colorado; $0.8 million towards the development of a golf course and other property improvements at Caledon; $2.4 million towards property improvements and furniture and fixtures at our Newcastle, South Africa property; $0.2 million for additional gaming equipment on the ships; and $0.2 million of cumulative additions at our other remaining properties. These repayments were offset by a release of restricted cash relating to the construction of the casino in Edmonton of $0.2.

Cash used in investing activities of $51.7 million for the first nine months of 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Century Casino Newcastle (offset by casino cash acquired of $1.5 million); $0.7 million buyout of our minority partner at Century Casino Millennium (offset by casino cash acquired of $0.4 million); a $4.8 million loan to G5; $0.2 million in property and equipment additions at Womacks; $2.1 million in property improvements at Caledon, South Africa; $3.9 million primarily towards the construction of the permanent facility in Newcastle, South Africa; $0.3 million in additions to our corporate office in Vienna, Austria; $0.2 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $22.9 million towards construction in Central City, Colorado; and $12.1 million in additional expenditures towards construction on the property in Edmonton, Alberta, Canada. These outflows were offset by $5.4 million received from the sale of our interest in a project located in Gauteng, South Africa.

Cash used in financing activities of $15.1 million for the first nine months of 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $1.4 million towards the Womacks revolving credit facility; repayments of $1.1 million towards our Caledon term loan; repayments of $1.0 million towards our Newcastle term loan;  net repayments on capital leases of approximately $0.2 million; and other net repayments of $0.1 million. These repayments were offset by borrowings of $0.7 million under the loan agreement with Canadian Western Bank for the Edmonton property.

Cash provided by financing activities of $40.9 million for the first nine months of 2006 consisted of borrowings of $25.6 million under the Tollgate construction loan; borrowings of $11.2 million under the Canadian Western Bank construction loan; borrowings of $2.1 million under the Newcastle construction loan; net borrowings of $4.1 million under the Womacks revolving credit facility with Wells Fargo; and the recognition of a $0.4 million tax benefit related to the exercise of stock options by our Co Chief Executive Officers. These inflows of cash were offset by repayments of $1.7 million towards our Caledon loan agreement with Nedbank Limited, $0.5 million in proceeds from the exercise of stock options and other net repayments of $0.3 million.

--41--

Common Stock Repurchase Program

In March 2000, our Board of Directors approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock.  We did not purchase any shares of our common stock on the open market during the nine months ended September 30, 2007 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of September 30, 2007. The repurchase program has no set expiration or termination date.

Sources of Liquidity

In addition to our cash on hand, additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $15.6 million and unused borrowing capacity of approximately $4.7 million, based on Womacks’ current EBITDA, at September 30, 2007. The maturity date of the borrowing commitment is December 2008. The available balance was reduced by $0.7 million on October 1, 2007 and will be further reduced by $0.7 million at the beginning of each quarter until maturity in December 2008. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions subject to a limitation based on Womacks’ current EBITDA.

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

The Company is currently reviewing strategies to reduce its overall interest charges. This includes, but is not limited to, the refinancing of some or all of the Company’s outstanding debt.

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from gaming operations.  We expect to continue to rely on revolving lines of credit and term loans from commercial banks or other debt instruments to supplement our working capital and investing requirements.  Expected short-term uses of cash include ordinary operations, a $2.0 million remodeling project at Womacks, foreign income tax payments, and interest and principal payments on outstanding debt.

We believe that our cash at September 30, 2007, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations.  We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets.  We may be unable to obtain additional debt or equity financing on acceptable terms or at all.  As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion and/or renovation of existing properties.

--42--

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--43--

PART II - OTHER INFORMATION

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
Date: November 8, 2007

--45--

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

--46--