Form 10-K
CENTURY CASINOS INC /CO/
filed 2008-03-17
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

(719) 527-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Per Share Par Value	NASDAQ Stock Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of $8.99 for the Common Stock on the NASDAQ Capital Market on that date, was $189,170,879. For purposes of this calculation only, officers and directors of the registrant are considered affiliates.

As of February 29, 2008, the registrant had 23,657,067 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential” “continue,” or similar terminology. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in this report are subject to additional risks and uncertainties further discussed under Item 1A. “Risk Factors” and are based on information available to us on the filing date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Readers should also consult the forward-looking statements and risk factors listed from time to time in our reports on Forms 10-Q, 8-K, 10-K and in our annual report to stockholders.

PART I

As used in this report, the terms “Company,” “CCI,” “we,” “our,” or “us” refer to Century Casinos, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 2 to the Consolidated Financial Statements included elsewhere in this report. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 1.  Business.

General

Century Casinos, Inc. (“CCI”), founded in 1992, is an international casino entertainment company that develops and operates gaming establishments and related lodging and restaurant facilities around the world.

Our goals are to grow in size and profitability. Our strategy for obtaining these goals focuses on the development and operation of mid-size regional casinos (i.e., in the context of the U.S. casino market, up to 1,500 gaming positions) that cater mostly to the local population. We believe that mid-size regional casinos offer attractive opportunities for the following reasons:

-	Due to the focus on local customers from the surrounding region, most of our casinos generate a high proportion of repeat business;
-	Mid-size regional casinos are less affected by trends in international travel; and
-	Mid-size regional casinos have smaller capital expenditure requirements than larger casinos.

Overview of Existing Operations

As of December 31, 2007, through various subsidiaries of ours, we own, operate or manage the following properties:

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the $31.2 million (CAD 35.8 million) Century Casino & Hotel in Edmonton, Alberta, Canada. The 26-room hotel opened in March 2007. Edmonton is the capital of the Canadian province of Alberta and is the second largest city in Alberta, serving a metropolitan area of over one million people. The facility has 650 slot machines, 32 table games (which includes a 24-hour poker room), a 400 seat showroom, 4 food/beverage outlets and a lounge with live music.

On November 30, 2007, we paid the remaining $1.4 million (CAD 1.4 million) towards our purchase of our former minority partner’s interest in the project.

Womacks Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated Womacks in Cripple Creek, Colorado, located approximately 45 miles southwest of Colorado Springs. Womacks has 512 slot machines (of which 474 are Ticket In/Ticket out (“TITO”) machines), 6 limited stakes gaming tables, 21 hotel rooms, 2 bars and a restaurant. In addition, we also presently own or lease 400 parking spaces near the casino. As of January 31, 2008, the casino is 100% TITO. Womacks has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek, and 125 feet of frontage on Second Street, also known as Highway 67.

We are in the final stages of an approximate $1.8 million renovation of the casino, which commenced in October 2007. The renovation has upgraded the gaming floor and dining area.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened our $48.7 million casino and hotel development, the Century Casino & Hotel, in Central City, Colorado, located approximately 35 miles west of Denver. The facility has 576 TITO slot machines, 9 table games (three of which are player-banked poker tables), 26 hotel rooms, 2 bars, 2 restaurants and a 500-space on-site covered parking garage. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway connecting I-70, the main east/west interstate in Colorado, to Central City. On December 31, 2007, we acquired the remaining 35% interest in the joint venture for approximately $3.3 million, which includes $1.2 million towards the assumption of an outstanding loan and accrued interest.

The Caledon Hotel, Spa & Casino – Caledon, South Africa

We own and operate the Caledon Hotel, Spa & Casino located in Caledon, South Africa. The Town of Caledon lies on the N-2 highway – the main thoroughfare between Cape Town and Durban – and is known for its wildflower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa & Casino site. The Caledon Hotel, Spa & Casino has 370 slot machines, 6 table games, 81 hotel rooms and 3 restaurants.

We are in the process of subdividing approximately 450 of the 600 acres of our land, with plans to develop an 18 hole signature golf estate on the property with approximately 450 residential homes.  Construction of the golf course is expected to commence in 2009. We expect that the development of the golf estate will encourage additional visits to the existing casino operation.

Century Casino Newcastle – Newcastle, South Africa

In December 2006, as part of a joint venture of which we own 60%, we opened the Century Casino & Hotel in Newcastle, South Africa. The greater Newcastle area, with approximately 500,000 people, is situated halfway between Johannesburg and Durban in the northwestern portion of Kwazulu-Natal, which is South Africa’s most populated province with over ten million people. The facility has 250 slot machines, 7 table games, 40 hotel rooms and 2 restaurants.

We have entered into a casino services agreement, pursuant to which we manage the property for a payment based on a percentage of the facility’s total revenues and a percentage of EBITDA (earnings before interest, tax, depreciation and amortization).

On December 14, 2007, we paid an additional $0.6 million (ZAR 3.7 million) towards the purchase of our 60% interest. The remaining $0.2 million (ZAR 1.3 million) is payable subject to the finalization of a South Africa Revenue Service tax audit pertaining to periods prior to our acquisition.

Century Casino Millennium – Prague, Czech Republic

The Century Casino Millennium, located in the 293-room Marriott Hotel in Prague, Czech Republic, opened in July 1999. The casino operates with 30 slot machines and 11 table games.

Cruise Ships

In addition to our land-based casinos, we also operate five cruise ship-based casinos aboard the Silver Cloud (a Silversea Cruise vessel), The World of ResidenSea (the “World”), and the vessels of Oceania Cruises (“Oceania”). We operate these casinos pursuant to casino concessionaire agreements that give us the exclusive right to install and operate casinos aboard these vessels. The agreements with the World, Oceania and Silversea also give us the right of first refusal to install casinos aboard any new ships built or acquired by these companies. The agreements with the cruise ship operators provide for cancellation by the operators with a limited notice period in the event of our default under the respective agreements. On March 8, 2006, we received notification that the concession agreement with the Silver Cloud would not be renewed as of March 30, 2006; however, at the time, we believed that we did not receive timely written notification of Silversea’s intention to discontinue this agreement on the Silver Cloud, as required by the original concession agreement. On November 27, 2007, an arbitrator ruled in our favor, allowing us to operate our casino aboard the Silver Cloud through April 2011. In addition, we will be able to operate casinos aboard any new Silversea vessel through April 2011. We have a total of 143 slots machines and 22 table games aboard the 5 cruise ships.

Casinos Poland

In March 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”) for approximately $2.8 million (€2.2 million). G5 owns 33.3% of all shares issued by Casinos Poland Ltd (“CPL”). CPL owns and operates seven full casinos and one slot casino in Poland. We account for this investment under the equity method. At closing, we paid $2.0 million (€1.6 million). On October 23, 2007, we paid the remaining $0.8 million (€0.6 million). In connection with the purchase, we loaned G5 approximately $5.8 million (PLN 18.0 million) to repay existing loans between G5 and its creditors, bringing our total initial investment in G5 to $8.6 million. The loan and related interest are eliminated in consolidation subsequent to the acquisition.

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

Marketing and Competition

Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers around attracting new customers and rewarding repeat customers through our player’s club programs. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events. Our player’s club cards allow us to update our database and track member gaming preferences, maximum, minimum, and total amounts wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our player’s club.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one combined racetrack/casino) in the Edmonton market. Our casino is one of two casinos in Edmonton that has both a hotel and showroom. Aside from another casino that is part of a shopping mall, our casino is the only casino with a heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and a provider of sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately 20 minutes away. With the exception of an Indian gaming operation, smoking has been banned in all Edmonton casinos.

Colorado – Cripple Creek, Central City and Black Hawk are the only three Colorado cities, exclusive of an Indian gaming operation in Southwestern Colorado, where casino gaming is legal. As of December 31, 2007, there were 15 casinos operating in Cripple Creek, 6 casinos operating in Central City and 20 casinos operating in Black Hawk. Cripple Creek and Central City represented a combined 40% of the gaming devices and generated a combined 29% of gaming revenues from these three cities in 2007. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist stops.

The cities of Black Hawk and Central City are adjoining small mountain tourist towns. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. Our casino in Central City is the newest property in the Central City/Black Hawk gaming region and is located at the end of the Central City Parkway.

Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a maximum of five dollars.

Our marketing objective is to create public awareness by positioning the casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At Womacks, we presently own or lease a total of 400 parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by two of our competitors impact our casino, particularly during inclement weather. Both competitors also have a larger number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. Our casino in Central City has a 500-space covered parking garage offering free public parking.

In 2008, a larger casino is expected to be opening in Cripple Creek. Management believes that this casino will have approximately 700 slot machines, 14 table games and no onsite hotel rooms. We are in the final stages of an approximate $1.8 million renovation of Womacks to upgrade the gaming floor and dining area. Future renovations, which will be dependent on market development, may include upgrading existing hotel rooms, increasing the number of hotel rooms, expanding the gaming floor space to the rear of the property and adding a covered parking garage.

As competition in Colorado is intense, we allocate between 25% to 30% of each casino’s gaming revenues to marketing measures. In addition to our player’s clubs, we market our casinos through a variety of media outlets including radio, print and billboard advertising.

South Africa – The Caledon Hotel, Spa & Casino is one of five casinos currently operating in the Western Cape province, which has a population of approximately four million. The Western Cape Gambling and Racing Act, as amended, only permits five casinos in the Western Cape. Although the competition is limited by the number of available casino licenses, and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa & Casino faces its most intense competition from one larger casino located in Cape Town and from a casino in Worcester.

In addition to the casinos, a total of 2,000 Limited Payout Machines (“LPMs”) are being implemented in the Western Cape province. As of December 31, 2007, approximately 1,400 LPMs have been placed in service. An approved operator, which can have a maximum of five LPMs, will be permitted to operate the devices without the overhead of a typical casino. Operators will, however, be subject to central monitoring. Ten machines have been implemented in the town of Caledon. No more than 150 of these devices are expected for the Overberg region, the market in which Caledon operates. We expect that the implementation of the remaining LPMs in the region will not have a significant impact to Caledon’s overall results.

Our marketing strategy at the Caledon, in addition to a player’s club, focuses on an array of amenities provided at the resort to our guests as a complement to the gaming experience. These currently include an 81-room hotel, a variety of dining experiences, the historic mineral hot spring and spa and a team building facility (known as the “outdoor experience”). We are also in the process of subdividing approximately 450 out of 600 acres of our land, with plans to develop an 18 hole signature golf estate on the property with approximately 450 residential homes. Construction of the golf course is expected to commence in 2009.

The Century Casino & Hotel in Newcastle, South Africa is situated halfway between Johannesburg and Durban in the northwestern province of Kwazulu Natal, which is South Africa’s most populated province with over ten million people. The casino is one of only five casinos in the entire province and enjoys a regional exclusivity of approximately 130 miles. As a result, the casino is primarily sustained by the local population. Our marketing strategy focuses on catering to the local citizenship by offering various retail and other amenities not available in other local venues.

We have agreed to sell a parcel of land adjacent to the Newcastle casino to a company partially owned by the Chairman of the Board of CNEW for approximately $0.2 million (ZAR 1.3 million). Pursuant to the terms of the agreement, the purchaser proposes to develop a shopping mall attached to the casino. The closing of the deal is subject to the purchaser satisfying certain conditions, the most significant of which is the attainment of zoning approvals. We believe that the shopping mall development will attract more customers to our Newcastle casino.

Century Casino Millennium and Cruise Ships. Century Casino Millennium in Prague, Czech Republic faces intense competition from a large number of casinos of similar size. Market data is not available for the cruise ships. We rely on each cruise ship’s marketing efforts to attract customers to our casino.

Seasonality

Edmonton - Our casino in Edmonton, Alberta, Canada attracts the most customers from October through April.  We expect the remainder of the year to remain constant due to the local population.

Colorado - Our casinos in Colorado attract the most customers during the warmer months (i.e., from May through September). We expect to attract fewer customers from October through April but expect our customer base to remain fairly constant, although weather conditions during this period could have a significant impact on business levels.

South Africa - Our casino in Caledon, South Africa attracts the most customers during the holiday season, which occurs during the South African summer. Our casino in Newcastle, South Africa primarily serves the local population. As a result, we do not expect significant fluctuations in our customer base in Newcastle throughout the year.

Century Casino Millennium and Cruise Ships - Our businesses in Prague, Czech Republic and aboard the cruise ships generally are not impacted by the time of year. Our revenues for these operations fluctuate significantly with the quality of the players. Unlike our other land based operations, Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line, which may impact the timing of our revenues from operations of our cruise ship casinos.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local and, for our foreign operations, provincial regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operation in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations in any jurisdiction could have a material adverse effect on our financial position, results of operations and cash flows.

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties, including shutdowns or the loss of our ability to operate gaming facilities in a particular jurisdiction, can be assessed against us and/or our officers or shareholders to the extent of their individual participation in, or association with, a violation of any of the state or local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions in which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations as described below.

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

The AGLC requires all gaming operations to be licensed. All available licenses have currently been granted. If the AGLC increases the number of licenses available, applicants for a gaming license must submit an application and run through an eight-step approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. The AGLC will monitor the casino operator and his/her compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC provides casinos with slot machines, slot personnel and personnel to administer table game counts. In return, casino licensees, such as Century Resorts Alberta, Inc. (“CRA”), our wholly owned subsidiary, market the casinos, provide table game dealers and provide the AGLC with a place to operate slot machines. Casino licensees do not incur lease expenditures with the AGLC. In lieu of these lease expenses and other expenses associated with the operating of slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable.

The AGLC retains 85% of slot machine net sales. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, 25% of our net win is allocated to the charity. In accordance with the Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record our revenues net of the amounts retained by the AGLC.

The AGLC also requires that its casino facility licensees maintain an effective debt to equity ratio of less than 2.5 and a Minimum Continuing Net Working Capital Position (defined by the AGLC to be, at a minimum, the sum of necessary cash floats, one month’s operating expenses and one month’s interest expense).

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado, which must be renewed each year (Womacks operates under two gaming licenses). In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of Womacks or the Century Casino & Hotel in Central City, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds.

Colorado law requires that every officer, director or stockholder holding a 5% or greater interest or controlling interest of a publicly traded corporation, or owner of an applicant or licensee, shall be a person of good moral character and submit to and pay the cost of a full background investigation conducted by the Gaming Commission. Persons found unsuitable by the Gaming Commission may be required to immediately terminate any interest in, association or agreement with, or relationship to, a gaming licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s retail license or applicant’s license application. Licenses may, however, be conditioned upon termination of any relationship with unsuitable persons.

Colorado law imposes certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado. A licensee or affiliated company, or any controlling person of a licensee or affiliated company, which commences a public offering of voting securities, must notify the Gaming Commission with regard to a public offering to be registered with the Securities and Exchange Commission (“SEC”), no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act (the “Act”) and the regulations promulgated thereunder. The issuance of any voting securities in violation of the Act will be void, and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Gaming Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote, and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

South Africa

The gambling industry in South Africa is governed by the National Gambling Act of 2004 (the “2004 Act”) and legislation enacted by each of the nine South African provinces. The provincial license authorities exercise a range of statutory functions to control the conduct of gambling and racing, where applicable, in their respective provinces. The National Gambling Board has an oversight function and a range of other responsibilities aimed at meeting the objectives of the 2004 Act.

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

The current gaming tax established by the Western Cape Gambling and Racing Board is a graduated rate of 6% to 17% on adjusted gross gaming revenue. The current gaming tax established by the KwaZulu-Natal Gambling Board is a graduated rate of 9% to 12% on gross gaming revenue.

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

Non-Gaming Regulation

We are subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to our non-gaming operations. We have not made, and do not anticipate making, material expenditures with respect to employment and environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

Rules and regulations regarding the service of alcoholic beverages are strict. The loss or suspension of a liquor license could significantly impair our operations. Local building, parking and fire codes and similar regulations could also impact our operations and proposed development of our properties.

A minimum of 80% of the labor force at the Caledon must be comprised of designated persons. A designated person is any person of color or a white female. Currently, 91% of the labor force at the Caledon is comprised of designated persons.

In connection with the granting of a gaming license to the Caledon by the Western Cape Gambling and Racing Board in April 2000, the Caledon agreed to allocate a percentage of its annual gross gambling revenue, in the form of Class A preference dividends. There are a total of 200 preference shares outstanding, 100 shares each to Black Empowerment Partners and the Overberg Community Trust. If the casino business is sold or otherwise dissolved, for each Class A preference share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business.

A minimum of 70% of the labor force at the Newcastle casino must be comprised of residents from within the Kwazulu-Natal province. A minimum of 90% of the labor force at the Newcastle casino must be residents of South Africa. Management believes that we are in compliance with these regulations as of December 31, 2007.

Employees

As of December 31, 2007, we had approximately 1,030 full-time employees. During busier months, each casino property may supplement its permanent staff with seasonal employees. Certain employees at our property in Newcastle, South Africa are represented by the South African Commercial Catering and Allied Workers Union (“SACCAWU”). The agreement with SACCAWU has no set termination, and will dissolve if non-managerial employee representation in the union falls below 50%. No other Company employees are represented by a labor union.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	54	Chairman of the Board & Co Chief Executive Officer
Peter Hoetzinger	45	Vice Chairman of the Board, Co Chief Executive Officer & President
Larry Hannappel	55	Senior Vice President, Chief Operating Officer – North America, Secretary & Treasurer
Ray Sienko	50	Chief Accounting Officer

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has over 30 years of casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since May 1993 and has been our Chief Executive Officer since March 1994.

Peter Hoetzinger received a Masters degree from the University of Linz, Austria (1986). He thereafter was employed in several managerial positions in the gaming industry with Austrian casino companies. Mr. Hoetzinger has been employed full-time by us since May 1993 and has been Co Chief Executive Officer since March 2005.

Larry Hannappel graduated from National College, Rapid City, South Dakota (1976) with a B.S. Degree in Accounting, passed the CPA exam in 1980, and has over 25 combined years of experience in public accounting and financial management. Mr. Hannappel has been employed full-time by us since May 1994. He became Chief Accounting Officer in October 1999, was appointed as Secretary in March 2000, as Treasurer in June 2001, as Senior Vice President in March 2005 and as Chief Operating Officer – North America in August 2007.

Ray Sienko graduated from St. Joseph’s University in Philadelphia, Pennsylvania (1979) with a B.S. Degree in Accounting, passed the CPA exam in 1979, and has over 25 combined years of experience in public accounting and financial management. Mr. Sienko has been employed by us since June 2000 as Controller. He was appointed Chief Accounting Officer in March 2005.

Available Information

For more information about us please visit us on the Internet at http://www.cnty.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Investor Relations-Corporate section of our website at http://www.cnty.com as soon as reasonably practicable after such report has been filed with, or furnished to, the SEC. None of the information posted to our website is incorporated by reference into this report.

Segment and Financial Information About Geographic Areas

We operate primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 14 for additional financial information on geographical areas.

Item 1A.  Risk Factors.

Factors That May Affect Future Results

We face significant competition, and if we are not able to compete successfully, our results of operations will be harmed.

We face intense competition from other casinos in jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our membership clubs and other marketing efforts. For example, in South Africa we emphasize Caledon’s destination resort appeal, players’ club programs, and superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. In addition, with the exception of the Caledon market, the markets in which we operate are generally not destination resort areas. The number of casinos in these markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout much of the world. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us. For example, in 2008, a large casino is expected to open in Cripple Creek. Management believes this casino will have approximately 700 slot machines,14 table games and no onsite hotel rooms, further diluting the Cripple Creek market. The opening of this casino could have a material adverse impact on our casino operation in Cripple Creek.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

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

Gaming authorities in the U.S. generally can require that any beneficial owner of our common stock and other securities, including our Austrian Depositary Certificates (“ADCs”) or common stock underlying the ADCs, file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock (including shares of common stock underlying our ADCs) from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Potential changes in the regulatory environment may adversely affect the results of our operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. For instance, in November 2003, a Colorado ballot issue was proposed that would have permitted the installation of at least 500 video lottery terminals or “VLTs” at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. If this ballot issue had passed, our casino operations in Cripple Creek might have suffered from reduced player visits and declining revenue. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado or other markets in which we operate. Management believes that a proposal might be put forward in 2008. In addition, as of January 1, 2008, smoking has been banned in all Colorado casinos. This could result in fewer customers who smoke visiting our properties in Colorado, which would adversely affect our results of operations.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds and authorizes the Gaming Commission to change the rate annually. The current gaming tax is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds. From time to time, federal, state, provincial and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could materially increase our tax expenses and impair our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We are required to obtain a gaming license for any additional facility we attempt to open (excluding casinos operating on cruise ships in international waters). We are currently licensed to operate gaming facilities in Colorado, Alberta, Canada, the Czech Republic, Poland and the Western Cape and KwaZulu-Natal provinces of South Africa. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to satisfy ourselves that industry partners are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. For instance, in 2005, we expended substantial funds to develop a riverboat gaming operation in Franklin County, Iowa. The Iowa Racing and Gaming Commission voted to allow four additional licenses, none of which were for projects in Franklin County. As a result, we terminated the project and had to write off costs of approximately $0.2 million.

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

We derive our revenue from operations located on three continents and on cruise ships operating around the world. Our management is located in the United States, South Africa and Europe. We are also listed on two stock exchanges, the NASDAQ Stock Exchange and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes. Moreover, economic or political instability in one or more of our markets could adversely affect our operations in those markets.

A downturn in general economic or geopolitical conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions. Our business is fueled by discretionary income. Recessions or downturns in the general economies in which we operate could result in fewer customers visiting our properties, which would adversely affect our results of operations.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2007, the net operating revenue attributable to our Colorado operations fluctuated from a high of $11.0 million in the third quarter to a low of $8.1 million in the fourth quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.7 million for utilities in 2007. Substantial increases in the cost of electricity will negatively affect our results of operations. Recently, South Africa has started to experience power outages. Should similar events occur in the future, or should power costs in this region increase significantly, our revenues could suffer. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. High winds and blizzards, such as those experienced in Colorado in January 2007, limit access to our properties in North America from time to time. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in South Africa and Canada represent a significant portion of our business, and the revenue generated and expenses incurred by these facilities are generally denominated in South African Rands and Canadian Dollars, respectively. A decrease in the value of either of these currencies in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our foreign operations when translated into U.S. dollars, which would adversely affect our consolidated results of operations and could cause the price of our common stock and ADCs to decrease. In addition, we expect to expand our operations into other countries and, accordingly, we will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

The loss of key personnel could have a material adverse effect on us.

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our Co Chief Executive Officers, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

The availability and cost of financing could have an adverse effect on our business.

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our credit agreements contain certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that we or our subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur.

We may be required in the future to record impairment losses related to the indefinite lived intangible assets and the equity investment we currently carry on our balance sheet.

We have $15.2 million of goodwill, $10.8 million of casino licenses and a $12.0 million equity investment as of December 31, 2007. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the goodwill, the casino licenses or the equity investment carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2006, we recorded an impairment of goodwill related to our investment in Prague, Czech Republic of approximately $0.2 million.

Service of process and enforceability of certain foreign judgments is limited.

We are incorporated in the U.S. and a substantial portion of our assets are located in North America and South Africa. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to effect service of process within Austria upon us or U.S. persons or to enforce judgments obtained against us or them in such courts based on civil liability provisions of the European securities laws.

Outside investors own preference shares in our Caledon, South Africa operation, which may reduce our return on investment from that property.

Century Resorts Limited (“CRL”) owns 100% of the common equity of Century Casinos Caledon (“CCAL”), our South African subsidiary that owns and operates the Caledon Hotel, Spa & Casino. Two unrelated third parties own a total of 200 preference shares that entitle them to a priority on distributions in certain circumstances. The preference shares are not cumulative, nor are they redeemable. Each preference share entitles the holder to dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. Furthermore, if the casino business is sold or otherwise dissolved, for each preference share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2007, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

Our common stock trades in the U.S. on the NASDAQ Capital Market, which is characterized by small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market varied from high of $11.37 to a low of $5.25 during 2007. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

Because we are a foreign corporation to the Vienna Stock Exchange, the Austrian and other European takeover regimes do not apply to us.

Austrian takeover law does not apply to foreign corporations listed on the Vienna Stock Exchange. If an investor proposes to take us over, Delaware law (including laws relating to the enforceability of our stockholder rights plan) would apply, and neither our stockholders nor our ADC holders could rely on the Austrian or any other European takeover regime to influence such a takeover. As a result, if you are a holder of our ADCs you may be forced to sell the ADCs at a price that is less than you paid or that is less than you otherwise would accept.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.
Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Century Casino – Edmonton	30,800	7.0	650	32	26	4
Womacks	27,170	3.5	512	6	21	1
Century Casino – Central City	27,190	1.3(2)	576	9	26	2
Caledon	22,100	600(3)	370	6	81	3
Century Casino – Newcastle	12,960	61	250	7	40	2
Century Casino Millennium	2,700	-	30	11	-	-
Cruise Ships (total of five) (4)	5,120	-	143	22	-	-
(1) Approximate.
(2) We purchased an additional 9,400 square feet of undeveloped property in 2007.
(3) Of the 600 available acres, 500 acres currently remain undeveloped.
(4) Operated under concession agreements.

Our casino properties in Colorado, South Africa and Edmonton secure our obligations under various loan agreements. See Part II, Item 8, “Financial Statements and Supplementary Data” - Note 7 for further information.

Additional Property Information

Womacks – In addition to the property described above, we also lease 10 city lots from the City of Cripple Creek, Colorado for parking. Under the terms of the lease, which expires in May 2010, we may purchase the property for $3.3 million, less cumulative lease payments, at any time during the remainder of the lease term.

Century Casino Millennium – We lease this property under a 20-year lease agreement that expires in December 2019. The casino is located in the 293-room Marriott Hotel in Prague, Czech Republic.

Corporate Offices – We currently lease office spaces for corporate and administrative purposes in Colorado Springs, Colorado and Vienna, Austria.

In the opinion of management, the space and equipment owned or leased by us are adequate for our existing operating needs.

Item 3.  Legal Proceedings.

We are not a party to, nor are we aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Capital Market (“NASDAQ”), under the symbol CNTY, on November 10, 1993.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2002 through December 31, 2007, and compares it to the cumulative total return on the NASDAQ, the Russell 2000 Gambling Index (“Russell Index”) and the Dow Jones Gambling Index (“Dow Index”). In prior years, we used the Dow Index for comparison purposes. However, we have determined that the components of the Russell Index is more representative of our peer group than the Dow Index. The following graph includes the cumulative returns for both the Dow Index and the Russell Index, but in future periods, we will only present the Russell Index. The comparison assumes a $100 investment on December 31, 2002, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

At December 31, 2007, we had approximately 61 holders of record of our common stock. We estimate that the number of beneficial owners as of December 31, 2007 is approximately 2,300.

Our common stock in the form of Austrian Depositary Certificates (“ADCs”) is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2007, we had 3.8 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ for the periods indicated.

	2007		2006
	High	Low	High	Low
First quarter	$11.37	$ 7.94	$10.86	$ 8.31
Second quarter	$ 9.28	$ 7.58	$12.11	$ 9.55
Third quarter	$ 9.01	$ 6.05	$11.73	$ 9.05
Fourth quarter	$ 7.46	$ 5.25	$11.89	$ 9.10

No dividends have been declared or paid by us, and we do not presently intend to pay dividends. At the present time, we intend to use any earnings that may be generated to finance the growth of our business. Our credit facilities currently limit the payment of dividends.

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market in 2006 or 2007. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2007. The repurchase program has no set expiration or termination date.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the Year Ended December 31,
Amounts in thousands, except for share information	2007(5)	2006(4)	2005(3)	2004(2)	2003(1)

Results of Operations:
Net Operating Revenue	$91,654	$56,285	$37,445	$35,765	$31,430
Earnings from Operations	11,027	3,250	5,845	7,008	6,832
Net Earnings	4,933	7,629	4,481	4,738	3,246
Net Earnings per Share:
Basic	$0.21	$0.33	$0.28	$0.35	$0.24
Diluted	$0.21	$0.32	$0.25	$0.30	$0.22
Balance Sheet:
Cash and Cash Equivalents	$17,850	$34,969	$37,167	$8,411	$4,729
Total Assets	198,083	197,860	123,348	71,204	54,817
Long-Term Debt	55,919	56,036	17,934	17,970	14,913
Total Liabilities	86,094	97,433	32,017	30,825	21,769
Total Shareholders’ Equity	111,989	100,427	91,331	40,379	33,048
Cash Dividends Per Common Share	$--	$--	$--	$--	$--

(1)   In 2003, we, through CCA, acquired the remaining 35% interest in CCAL.
(2)   In 2004, we recorded a foreign currency gain of $0.4 million recognized on the disposition of a subsidiary. The increase in total assets is primarily the result of the contribution of $9.2 million in land and buildings to the Central City project by the minority partner, approximately $3.0 million in capital improvements at Womacks, including new slot machines and new slot accounting software and increases in foreign denominated assets resulting from fluctuations in currency exchange rates. We borrowed approximately $3.5 million in 2004 to finance our cash contribution to the Central City project. A $4.2 million liability was created for the minority interest’s share of this project.
(3)   In 2005, we raised $46.2 million in net proceeds by way of the offering of ADCs. As of December 31, 2005, cash and cash equivalents included $26.2 million from the ADC offering.
(4)   In 2006, we opened three new casinos. Additional net operating revenues contributed by these new facilities was approximately $17.1 million. The facilities contributed additional total assets of $79.6 million in 2006. Long-term financing for the construction of three new casino properties contributed additional long-term debt of $49.1 million in 2006. Also in 2006, we wrote off the remaining $0.4 million of the non-operating casino property and land held for sale in Nevada. Finally, in 2006 we sold an option towards a casino development project in Johannesburg for approximately $5.3 million, less commissions of $0.1 million. As a result of the transaction, we recorded other income of approximately $5.2 million.
(5)   In 2007, we acquired a 33.3% equity interest in Casinos Poland, Ltd. We also acquired the remaining 35% interest in CC Tollgate LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 21E of the Exchange Act, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Amounts presented in this Item 7 are rounded to whole dollar amounts. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 7.

Executive Overview

Overview

Since our inception, we have been primarily engaged in developing and operating gaming establishments and related lodging and restaurant facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenues generated from the hotel and restaurant facilities that are a part of the casino.

We own, operate and manage the following casinos through either wholly-owned or majority-owned subsidiaries:
-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado;
-	The Century Casino & Hotel in Central City, Colorado;
-	The Caledon Hotel, Spa & Casino near Cape Town, South Africa;
-	The Century Casino & Hotel in Newcastle, South Africa; and
-	The Century Casino Millennium in the Marriott Hotel in Prague, Czech Republic.

We also operate casinos aboard the Silver Cloud, The World of ResidenSea, and the vessels of Oceania Cruises. Furthermore, we own a 33.3% ownership interest in Casinos Poland Ltd, the owner and operator of seven full casinos and one slot casino in Poland.

We have made significant acquisitions over the last three years and expect to continue to pursue additional acquisition and development opportunities in the future. The following timeline highlights acquisition and development activity over the last three years:

February 24, 2005 – We acquired a 56.4% equity interest in Century Resorts Alberta (“CRA”) for $2.4 million. CRA was established for the purpose of developing and operating the Century Casino & Hotel in Edmonton, Alberta, Canada.

January 12, 2006 – We acquired the remaining 43.6% equity interest in CRA for $6.5 million.

April 1, 2006 – We acquired a 60% controlling interest in Century Casino Newcastle (“CNEW”) for $7.4 million. Following the purchase, we began the development of a new casino in Newcastle, South Africa.

April 13, 2006 – We acquired the remaining 50% interest that we previously did not own in Century Casino Millennium, the owner and operator of the Century Casino Millennium in Prague, Czech Republic, for $0.7 million.

July 11, 2006 – CC Tollgate LLC (“CTL”), our 65% owned subsidiary, opened the Century Casino & Hotel in Central City, Colorado.

November 17, 2006 – CRA opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada.

December 2, 2006 – CNEW opened its newly constructed casino and hotel facility in Newcastle, South Africa.

March 12, 2007 – We acquired G5 Sp. z o.o. (“G5”), the owner of a 33.3% interest in Casinos Poland, for $2.8 million. In connection with the purchase, we also loaned G5 $5.8 million to pay its creditors.

March 16, 2007 – CRA opened the hotel portion of the Century Casino & Hotel in Edmonton, Alberta, Canada.

December 31, 2007 – We acquired the remaining 35% of CTL for $3.3 million, which includes $1.2 million towards the assumption of an outstanding loan and accrued interest.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Beginning in the fourth quarter of fiscal year 2007, we modified our segment reporting from seven reportable segments to one reportable segment, as we believe that our properties can now be aggregated together in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, we have determined that we operate primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

Other recent developments that we believe have impacted our results of operations or will impact our casinos going forward, are discussed below.

- The Alberta Gaming and Liquor Commission added 50 slot machines at the Century Casino & Hotel in Edmonton. We believe that this is in recognition of our accomplishments since opening in November 2006 and is also a sign that the gaming market in Edmonton is expected to grow further.

- The Century Casino & Hotel in Edmonton announced the introduction of non-stop, 24-hour poker, open daily. Management believes that this will lead to increased revenue and visitation of the casino. In order to help meet strong customer demand, we will add three more poker tables in the first quarter of 2008, bringing the number of poker tables to a total of nine.

- Womacks is in the final stages of an approximate $1.8 million renovation through which we intend to raise the standard for facilities in the Cripple Creek, Colorado market.  Management believes that the renovation, which occurred primarily during the fourth quarter of 2007, negatively affected revenues at Womacks during this time.

- In 2008, a larger casino is expected to be opening in Cripple Creek. Management believes that this casino will have approximately 700 slot machines, 14 table games and no onsite hotel rooms, and will provide further competition for Womacks.

- Effective January 1, 2008, smoking has been banned at all Colorado casinos. Initial indications are that the ban will negatively impact revenues.

- Management believes a proposal to introduce VLTs at Colorado race tracks might be put forward in the November 2008 election.

- During 2007, in an effort to reduce interest charges, we made early prepayments of $12.1 million of principal against a term loan we incurred in connection with the construction of the Century Casino & Hotel in Central City, Colorado.

- In accordance with U.S. accounting standards, we previously allocated CTL’s losses against a $1.0 million note held by the former minority partner that we assumed in the purchase of the remaining 35% equity interest in CTL on December 31, 2007 and we recognized a $1.0 million charge ($0.6 million, net of taxes) to the income statement in the fourth quarter 2007. In addition, we will now recognize CTL’s net income or losses at 100% (instead of the previous 65%) going forward.

- In March 2007, a holder of 100 preference shares of Century Casinos Caledon (Pty) Ltd accepted our offer to issue 100 shares of a new class of preference shares and pay ZAR 5,000 per share in exchange for all of its original preference shares.

- Our hotels in Caledon and Newcastle, South Africa, were awarded superior 4-star ratings, which we believe will attract additional customers to these properties.

- We have agreed to sell a parcel of land adjacent to the Newcastle casino to a company partially owned by the Chairman of the Board of CNEW for approximately $0.2 million (ZAR 1.3 million). Pursuant to the terms of the agreement, the purchaser proposes to develop a shopping mall attached to the casino. The closing of the deal is subject to the purchaser satisfying certain conditions, the most significant of which is the attainment of zoning approvals.

- We have entered into an agreement with the Newcastle Community Radio Station (“NCRS”), whereby the NCRS has relocated its broadcasting studio to our casino. In exchange, the NCRS will advertise our hotel and resort in Newcastle.

- In November 2007, an arbitrator ruled in favor of our case to continue operating our casino aboard the Silver Cloud through April 2011. In addition, we will be able to operate casinos aboard any new Silversea vessel through April 2011.

- In March 2008, Casinos Poland will be hosting the premier EuropeanPoker Tour event in Poland, the Polish Open 2008, at the Hyatt Hotel in Warsaw. Also in March 2008, the Century Casino & Hotel in Edmonton will be hosting a six-day Texas Hold ‘Em poker tournament.

Results of Operations

The results of operations for the years ended December 31, 2007, 2006 and 2005 are below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Gaming revenue	$85,671	$54,499	$36,394
Net operating revenue	91,654	56,285	37,445
Total operating costs and expenses	81,190	53,035	31,491
Earnings (loss) from equity investments	563	-	(109)
Earnings from operations	11,027	3,250	5,845
Net earnings	4,933	7,629	4,481
Earnings per share
Basic	0.21	0.33	0.28
Diluted	0.21	0.32	0.25

The 2007 and 2006 increases in net operating revenue and operating costs and expenses are primarily the result of the opening and operations of our new casinos. Revenue and operating expenses for 2007 reflect the first full year of operations at our new casinos in Central City, Colorado, Edmonton, Canada, and Newcastle, South Africa. Our results for 2006 reflect new casino operations of 5.5 months in Central City, 1.5 months in Edmonton and less than one month at a new facility in Newcastle, nine months in total including the temporary facility.  In 2006, we incurred approximately $4.0 million of preopening expenses in connection with these new casinos.

The decrease in net income from $7.6 million for the year ended December 31, 2006 to $4.9 million for the year ended December 31, 2007 is primarily the result of increased interest charges on debt associated with our new properties and the 2006 recognition of $5.2 million in other income relating to the sale of our interest in a casino development project located in South Africa. For the year ended December 31, 2006, we capitalized $2.1 million of interest charges towards construction of our new casinos. No interest was capitalized for the year ended December 31, 2007.

Net revenue by property for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Century Casino & Hotel (Edmonton, Alberta, Canada)	$19,297	$2,325	$57
Womacks (Cripple Creek, Colorado)	16,722	16,255	17,111
Century Casino & Hotel (Central City, Colorado)	20,374	8,617	6
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	18,139	18,294	17,015
Century Casino & Hotel (Newcastle, South Africa)	11,995	6,176	-
Casino Millennium (Prague, Czech Republic) (1)	2,467	1,610	-
Cruise Ships	2,602	2,991	3,151
Casinos Poland (Poland)(2)	-	-	-
Corporate	58	17	105
Net Revenue	$91,654	$56,285	$37,445
(1)	Prior to April 13, 2006, Casino Millennium was recorded as an equity investment.
(2)	Acquired March 12, 2007 and accounted for as an equity investment.

Earnings and (losses) from operations by property for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Century Casino & Hotel (Edmonton, Alberta, Canada)	$4,367	$(1,373)	$(182)
Womacks (Cripple Creek, Colorado)	3,848	4,498	4,656
Century Casino & Hotel (Central City, Colorado)	2,167	(1,445)	(103)
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	6,132	6,559	5,221
Century Casino & Hotel (Newcastle, South Africa)	3,159	1,680	-
Casino Millennium (Prague, Czech Republic) (1)	44	(349)	(109)
Cruise Ships	(12)	509	865
Casinos Poland (Poland) (2)	563	-	-
Corporate	(9,241)	(6,829)	(4,503)
Earnings from Operations	$11,027	$3,250	$5,845
(1)	Prior to April 13, 2006, Casino Millennium was recorded as an equity investment.
(2)	Acquired March 12, 2007 and accounted for as an equity investment.

Year Ended December 31, 2007 vs 2006

Revenue

Revenue for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Gaming	$85,671	$54,499	$31,172	57.2%
Hotel, food and beverage	12,815	6,066	6,749	111.3%
Other	2,062	1,174	888	75.6%
Gross revenue	100,548	61,739	38,809	62.9%
Less promotional allowances	(8,894)	(5,454)	(3,440)	63.1%
Net operating revenue	$91,654	$56,285	$35,369	62.8%

Gaming revenue

Gaming revenue increased by $31.2 million, or 57.2%, from $54.5 million in 2006 to $85.7 million in 2007 due primarily to the opening of three new casinos and hotels in Central City (Colorado), Edmonton (Alberta, Canada) and Newcastle (South Africa) (collectively referred to as “the three new casino properties”) and the acquisition of a controlling interest in a casino located in Prague (Czech Republic).

The opening of the three new casino properties increased gaming revenue by $30.5 million in 2007. The casinos in Central City and Edmonton opened in July 2006 and November 2006, respectively. The casino in Newcastle operated in a temporary facility prior to our acquisition until December 2006, at which time we opened a new permanent facility. Gaming revenue at our casino in Central City has not yet met our expectations, but it has grown consistently since opening. We are currently reviewing various strategies to increase gaming revenue at Central City, which includes the potential addition of slot machines in the future.

Gaming revenue at Womacks increased by $0.5 million, or 2.6%, from $17.9 million in 2006 to $18.3 million in 2007. Management believes that revenues between October 2006 and January 2007 were negatively impacted by a series of winter storms that hit Cripple Creek during this time.  These blizzards limited the amount of traffic into this market. Also, in the fourth quarter of 2007, we began a $1.8 million renovation at Womacks, which depressed revenue during the period. We have continued to focus on the marketing of Womacks through the player’s club. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the total machines on the floor to Ticket in/Ticket (“TITO”) out devices.

Gaming revenue at our casino in Caledon, South Africa decreased by $0.3 million, or by 2.0% from $15.6 million in 2006 to $15.3 million in 2007, primarily due to the decline in the average exchange rate between the U.S. dollar and the South African Rand.  Gaming revenue in Rand increased by ZAR 2.5 million to ZAR 108.0 million in 2007. During the year, we increased the number of slot machines on the floor from 350 to 370. Our market share of the Western Cape gaming revenue declined due to the opening of a new casino in the Western Cape in November 2006.  Furthermore, the largest casino in the Western Cape increased its total number of slot machines by 750, adding approximately 25% more slot machines to the market. The Western Cape now operates with the maximum permitted number of casinos.

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operate increased by $0.5 million, or 12.1%, from $4.3 million in 2006 to $4.8 million in 2007. We acquired a controlling interest in Century Casino Millennium in April 2006. The increase in gaming revenue in 2007 is primarily due to a full year of operations at Casino Millennium offset by decreased cruise ship revenue due to the operation of fewer cruise ships in 2007.

Hotel, food and beverage revenue

Hotel, food and beverage revenues increased by $6.7 million, or 111.3%, from $6.1 million to $12.8 million in 2007. The opening of the three new casino properties increased hotel, food and beverage revenue by $6.3 million and $1.8 million in 2007 and 2006, respectively. In addition, delays in opening the hotel at our Edmonton casino hampered hotel, food and beverage revenue. The hotel opened in March 2007.

Promotional allowances

Promotional allowances increased by $3.4 million, or 63.1%, from $5.5 million in 2006 to $8.9 million in 2007. The addition of the three new casino properties increased promotional allowances by $3.1 million in 2007.

Operating Costs and Expenses

Operating costs and expenses for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Gaming	$34,614	$22,221	$12,393	55.8%
Hotel, food and beverage	10,738	5,828	4,910	84.2%
General and administrative	27,176	19,345	7,831	40.5%
Impairments and other write-offs, net of recoveries	31	894	(863)	-%
Depreciation	8,631	4,747	3,884	81.8%
Total operating costs and expenses	$81,190	$53,035	$28,155	53.1%

Gaming expenses

Gaming expenses increased by $12.4 million, or 55.8%, from $22.2 million in 2006 to $34.6 million in 2007, primarily due to increased gaming revenue resulting from the addition of the three new casino properties, a full year’s worth of operations at the Century Casino Millennium (which prior to April 13, 2006 was recorded as an equity investment) and increased marketing charges at Womacks.

The addition of the three new casino properties increased gaming expenses by $10.6 million in 2007.

Gaming expenses at Womacks increased $0.9 million, or 17.1%, from $5.1 million in 2006 to $6.0 million in 2007. The increase in 2007 is primarily the result of $0.3 million in increased marketing expenditures related to a special promotion in the third quarter of 2007, a $0.4 million increase in royalties resulting from the increase in casino revenue for the period, and a $0.2 million increase in payroll expense.

Gaming expenses at the Caledon increased $0.2 million, or 3.1%, from $5.9 million in 2006 to $6.1 million in 2007. The increase in 2007 is primarily the result of an increase in marketing charges and royalties, offset by decreases in payroll and travel expenses.

Combined gaming expenses at the Century Casino Millennium and aboard the cruise ships increased $0.8 million, or 22.7%, from $3.4 million in 2006 to $4.1 million in 2007. The increase in 2007 is primarily due to a full year of operations at Casino Millennium combined with the write-off of approximately $0.2 million in costs associated with a cruise ship contract that we decided not to pursue.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $4.9 million, or 84.2%, from $5.8 million in 2006 to $10.7 million in 2007. The addition of the three new casino properties increased hotel, food and beverage expenses by $4.7 million in 2007. The remaining increase of $0.2 million in 2007 is directly related to the increase in hotel, food and beverage revenue at Womacks and the Caledon.

General and administrative expenses

General and administrative expenses increased by $7.8 million, or 40.5%, from $19.3 million in 2006 to $27.2 million in 2007. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as accounting, human resources and internal audit.

The addition of the three new casino properties increased general and administrative expenses by $5.5 million in 2007. Prior to the opening of the three new casino properties, a significant portion of the general and administrative expenses related to these properties were preopening expenses.

General and administrative expenses at Womacks increased by $0.2 million, or 4.9%, from $3.6 million in 2006 to $3.8 million in 2007, primarily due to increases in repairs and maintenance expenses and an increase in property taxes.

General and administrative expenses at the Caledon decreased by $0.2 million, or 6.9%, from $2.7 million in 2006 to $2.5 million in 2007. The decrease is primarily the result of a decrease in payroll expense of $0.2 million and a decrease in auditing and professional fees of $0.1 million, offset by an increase in maintenance expenses of $0.1 million.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships remained flat in 2007.

Corporate expenses increased by $2.3 million, or 33.5%, from $6.8 million in 2006 to $9.1 million in 2007. The increase in 2007 is primarily due to a $1.4 million increase in payroll expense resulting from additional staffing and the amortization of costs associated with restricted stock and stock options issued in July 2007, $0.5 million in increased legal, accounting and other professional fees, $0.2 million in increased travel expenses and $0.1 million in increased insurance charges.

At December 31, 2007, there was $3.1 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock remaining to be recognized. Of this amount, $1.4 million will be recognized during 2008, and $1.7 million will be recognized in subsequent years through 2011.

Impairments and other write-offs, net of recoveries

In 2007, we recovered approximately $0.2 million in costs related to slot machines previously written off at our casino in Central City. This recovery was offset by approximately $0.2 million in losses pertaining to thefts at certain of our casinos.

In 2006, we wrote-off non-operating casino property and land held for sale located in Wells, Nevada for $0.4 million. In addition, as a result of our annual impairment tests, we determined that our investment in Century Casino Millennium was impaired. Accordingly, we recorded a pre-tax charge of $0.2 million to write-off goodwill associated with this investment. Finally, we determined that approximately $0.6 million of fixed assets at our casino in Central City were obsolete. These impairments were offset by a $0.4 million recovery of a previously written-off loan.

Depreciation

Depreciation expense increased by $3.9 million, or 81.8%, from $4.7 million in 2006 to $8.6 million in 2007. The addition of the three new casino properties increased depreciation expense by $3.6 million and $1.5 million in 2007 and 2006, respectively. As of December 31, 2006, the three new casino properties contributed additional depreciable fixed assets of $71.2 million. Also contributing to additional depreciation expense in 2007 was the implementation of a company-wide accounting software program in the second half of 2006 and an increase of assets at the Caledon property.

Non-operating income (expense)

Non-operating income (expense) for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Interest income	$975	$896	$79	8.8%
Interest expense	(7,026)	(3,406)	3,620	106.3%
Gain on sale of Gauteng interest	-	5,231	(5,231)	-%
Gains of foreign currency translation and other	878	469	409	87.2%
Non-operating (expense) income	$(5,173)	$3,190	$(8,363)	-%

Interest income

Interest income in 2007 consisted of approximately $0.3 million of interest income related to a $5.8 million loan that we made to the previous owners of G5 in connection with our acquisition of G5. We did not determine the collectibility of the interest to be reasonably assured until we completed the acquisition of G5. The remaining interest income in 2007 is directly related to available cash on hand or restricted cash deposits.

Interest expense

Interest expense increased in 2007 due to a $19.9 million increase in our average debt balance from $47.7 million for the year ended December 31, 2006 to $67.6 million for the year ended December 31, 2007 as a result of the three new casino properties. In addition, we were able to capitalize a significant portion of our interest expense on loans related to the construction of our new properties prior to their openings in 2006. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 9.0% and 11.1% for the years ended December 31, 2007 and 2006, respectively.

Gain on sale of Gauteng Interest

On September 28, 2006, we sold our interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million).

Gain of foreign currency transactions and other

We recognized foreign currency gains of $0.9 million and $0.5 million in 2007 and 2006, respectively, primarily resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African Rand. These gains in 2007 were offset by approximately $0.2 million in losses from the disposition of fixed assets at Womacks and aboard the ships.

Other Items

Earnings  from equity investments

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owns 33.3% of all shares issued by Casinos Poland (“CPL”). Our portion of CPL’s earnings are recorded as earnings from equity investments.

Taxes

Our effective tax rate was 4.7% and 2.1% for the years ended December 31, 2007 and 2006, respectively. The mix of domestic and foreign earnings and losses significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities (primarily from our new operation in Central City, Colorado) is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. Our taxes are further adjusted for items identified in the preparation of our tax returns and the non-deductibility of permanent differences.

Year Ended December 31, 2006 vs 2005

Revenue

Revenue for the years ended December 31, 2006 and 2005 was as follows (in thousands):

	Year Ended December 31,
	2006	2005	Variance	Percentage Variance

Gaming	$54,499	$36,394	$18,105	49.7%
Hotel, food and beverage	6,066	4,522	1,544	34.1%
Other	1,174	783	391	49.9%
Gross revenue	61,739	41,699	20,040	48.1%
Less promotional allowances	(5,454)	(4,254)	(1,200)	28.2%
Net operating revenue	$56,285	$37,445	$18,840	50.3%

Gaming revenue

Gaming revenue increased by $18.1 million, or 49.7%, from $36.4 million in 2005 to $54.5 million in 2006, due primarily to the opening of the three new casino properties and the acquisition of a controlling interest in a casino located in Prague (Czech Republic).

The opening of the three new casino properties increased gaming revenue by $16.7 million in 2006. The casinos in Central City and Edmonton opened in July 2006 and November 2006, respectively. The casino in Newcastle operated in a temporary facility prior to our acquisition until December 2006, at which time we opened a new permanent facility.

Gaming revenue at Womacks decreased by $1.1 million, or 5.7%, from $18.9 million in 2005 to $17.9 million in 2006. Management believes that revenue in the fourth quarter of 2006 was negatively impacted by a series of winter storms hit Cripple Creek during this time. These blizzards limited the amount of traffic into this market. In 2006, gaming revenue at Womacks decreased primarily due to continued competition within the market. To reverse this trend, there were a number of changes made in key management positions at Womacks during the third quarter of 2006 that were intended to bring fresh ideas to help strengthen Womacks in a highly competitive market. We have continued to focus on the marketing of Womacks through the player’s club.

Gaming revenue at the Caledon increased by $1.1 million, or 7.4%, from $14.5 million in 2005 to $15.6 million in 2006. The increase in gaming revenue in 2006 can be attributed to an 11.5% increase in the average number of slot machines and continued marketing efforts. In addition, revenue was impacted in 2005 by the closure of a significant portion of the main east/west highway to the Caledon from April 11, 2005 to May 27, 2005, as a result of severe flooding in the area. Furthermore, the South African government introduced new currency notes during the second quarter of 2005. The casino experienced an initial rejection rate of 80% on these new notes, which diminished as new bill validation software was installed for the slot machines maintained at the Caledon.

Combined gaming revenue at the Century Casino Millennium and aboard the cruise ships on which we operate increased by $1.4 million, or 47.2%, from $2.9 million in 2005 to $4.3 million in 2006. We acquired a controlling interest in Century Casino Millennium in April 2006.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $1.5 million, or 34.1%, from $4.5 million in 2005 to $6.1 million in 2006. The opening of the three new casino properties increased hotel, food and beverage revenue by $1.8 million in 2006. Hotel, food and beverage revenue in 2006 was offset by a decline of revenue at Womacks, which was primarily the result of a 4.5% decrease in restaurant sales and a 20.0% decrease in hotel occupancy. In addition, delays in opening the hotel and showroom at our Edmonton casino hampered hotel, food and beverage revenues. The showroom opened in December 2006 and the hotel opened in March 2007.

Promotional allowances

Promotional allowances increased by $1.2 million, or 28.2%, from $4.3 million in 2005 to $5.5 million in 2006. The addition of the three new casino properties increased promotional allowances by $1.9 million in 2006. This increase in promotional allowances in 2006 was partially offset by a decrease in promotional allowances of $0.7 million at our Womacks and Caledon casinos due to a revision of the compensation policies at these casinos.

Operating Costs and Expenses

Operating costs and expenses for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	Variance	Percentage Variance

Gaming	$22,221	$13,263	$8,958	67.5%
Hotel, food and beverage	5,828	3,806	2,022	53.1%
General and administrative	19,345	11,134	8,211	73.7%
Impairments and other write-offs, net of recoveries	894	(61)	955	-%
Depreciation	4,747	3,349	1,398	41.7%
Total operating costs and expenses	$53,035	$31,491	$21,544	68.4%

Gaming expenses

Gaming expenses increased by $9.0 million, or 67.5%, from $13.3 million in 2005 to $22.2 million in 2006, primarily due to increased gaming revenue resulting from the addition of the three new casino properties, a full year’s worth of operations at the Century Casino Millennium and increased marketing charges at Womacks.

The addition of the three new casino properties increased gaming expenses by $7.9 million in 2006.

Gaming expenses at Womacks decreased by $0.4 million, or 7.2%, from $5.5 million in 2005 to $5.1 million in 2006. The decrease is primarily the result of a $0.2 million decrease in payroll expense and a $0.3 million decrease in gaming taxes and royalties resulting from the decrease in casino revenue for the period, offset by an increase of $0.1 million in slot conversions compared to the year ended December 31, 2005.

Gaming expenses at the Caledon increased by $0.2 million, or 4.4%, from $5.9 million in 2005 to $6.1 million in 2006. The increase is primarily the result of increased gaming taxes resulting from the increase in gaming revenue during such period.

Combined gaming expenses at the Century Casino Millennium and aboard the cruise ships increased by $1.3 million, or 41.9%, from $2.1 million in 2005 to $3.4 million in 2006, primarily due to our acquisition of a controlling interest in Century Casino Millennium in April 2006.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $2.0 million, or 53.1%, from $3.8 million in 2005 to $5.8 million in 2006. The addition of the three new casino properties increased hotel, food and beverage expenses by $2.3 million in 2006. The increase in hotel, food and beverage expenses in 2006 was offset by a decrease in such expenses of approximately $0.2 million at Womacks due to the closing of a restaurant in July 2005.

General and administrative expenses

General and administrative expenses increased by $8.2 million, or 73.7%, from $11.1 million in 2005 to $19.3 million in 2006. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as accounting, human resources and internal audit.

The addition of the three new casino properties increased general and administrative expenses by $5.6 million in 2006. Prior to the opening of the three new casino properties, a significant portion of the general and administrative expenses related to these properties were preopening expenses.

General and administrative expenses at Womacks and the Caledon remained flat in 2006 compared to 2005, primarily as the result of continued cost control measures.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships increased by $0.4 million, or 100%, from $0 in 2005 to $0.4 million in 2006. Our acquisition of the remaining 50% interest in Century Casino Millennium accounted for the entire increase.

Corporate expenses increased by $2.2 million, or 48.3%, from $4.6 million in 2005 to $6.8 million in 2006, primarily due to $1.3 million in increased compensation charges (of which $0.4 million relates to the amortization of stock options), $0.4 million of increased travel and communication expenses, and higher professional fees. We increased the number of employees in 2006 to support our growth.

Impairments and other write-offs, net of recoveries

In 2006, we wrote-off non-operating casino property and land held for sale located in Wells, Nevada for $0.4 million. In addition, as a result of our annual impairment tests, we determined that our investment in Century Casino Millennium was impaired. Accordingly, we recorded a pre-tax charge of $0.2 million to write-off goodwill associated with this investment. Finally, we determined that approximately $0.6 million of fixed assets at our casino in Central City were obsolete. These impairments were offset by a $0.4 million recovery of a previously written-off loan.

Depreciation

Depreciation expense increased by $1.4 million, or 41.7%, from $3.3 million in 2005 to $4.7 million in 2006. The addition of the three new casino properties increased depreciation expense by $1.5 million in 2006. As of December 31, 2006, the three new casino properties contributed additional depreciable fixed assets of $71.2 million. The increase in depreciation expense in 2006 was offset by certain fixed assets becoming fully depreciated and a decrease in fixed asset expenditures during 2006.

Non-operating income (expense)

Non-operating income (expense) for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	Variance	Percentage Variance

Interest income	$896	$476	$420	88.2%
Interest expense	(3,406)	(2,290)	(1,116)	48.7%
Gain on sale of Gauteng interest	5,231	-	5,231	-%
Gains of foreign currency translation and other	469	9	460	-%
Non-operating income (expense)	$3,190	$(1,805)	$4,995	-%

Interest income

Interest income increased in 2006 due to the cash reserves we accumulated from an equity offering on the Vienna Stock Exchange that we completed in October 2005 and cash flows generated from operations.

Interest expense

Interest expense increased in 2006 due to a $23.8 million increase in our average debt balance from $23.9 million for the year ended December 31, 2005 to $47.7 million for the year ended December 31, 2006. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 11.1% and 7.0% for the years ended December 31, 2006 and 2005, respectively.

Gain on sale of Gauteng Interest

On September 28, 2006, we sold our interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million).

Gain of foreign currency transactions and other

We recognized foreign currency gains of $0.5 million in 2006, respectively, primarily a result from the exchange of currency. We had outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African Rand.

Other Items

Earnings (loss) from equity investments

Equity losses in 2005 represented our share of losses in Century Casino Millennium prior to our acquisition of the remaining 50% of their outstanding shares.

Taxes

Our effective tax rate was 2.1% and 8.6% for the years ended December 31, 2006 and 2005, respectively. The mix of domestic and foreign earnings and losses significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities (primarily from our new operation in Central City, Colorado) is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. Our taxes are further adjusted for items identified in the preparation of our tax returns and the non-deductibility of permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents totaled $17.9 million at December 31, 2007, and the Company had negative working capital (current assets minus current liabilities) of $2.8 million compared to cash and cash equivalents of $35.0 million and working capital of $4.2 million at December 31, 2006. During 2007, we repaid $12.7 million of principal on our Central City term loan.

We use the cash flows generated by our operations to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

Cash provided by operating activities was $13.5 million and $9.5 million in 2007 and 2006, respectively. Changes from period to period relate primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, “Financial Statements and Supplementary Data,” and “Results of Operations” in this Item 7.

Cash used in investing activities of $18.2 million for the year ended December 31, 2007 consisted of net payments of $3.8 million towards the acquisition of G5; $3.3 million towards the buyout of our minority partner in Central City; $1.4 million in residual payments towards the buyout of our minority partner in Edmonton; $0.6 million in residual payments resulting from our 2006 acquisition of CNEW; $2.8 million in property improvements and equipment additions at Womacks; $0.7 million towards construction in Edmonton; $1.6 million in property and gaming equipment additions in Central City; $1.5 million towards the development of a golf course and other improvements at the Caledon; $2.5 million towards property improvements and furniture and fixtures at our Newcastle property; $0.2 million for additional gaming equipment on the ships; and $0.1 million of cumulative additions at our other remaining properties. These repayments were offset by a release of restricted cash in the amount of $0.2 million relating to the construction of the casino in Edmonton and $0.1 million in proceeds from the disposition of property.

Cash used in investing activities of $67.6 million for the year ended December 31, 2006 consisted of a $5.1 million buyout of our minority partner in CRA; $6.7 million towards the purchase of a 60% interest in Balele (offset by casino cash acquired of $1.5 million); $0.7 million towards the buyout of our minority partner in CM (offset by casino cash acquired of $0.3 million); a $4.8 million loan to G5; $0.5 million in property improvements and equipment additions at Womacks; $1.9 million in property improvements and additional gaming equipment at Caledon; $10.2 million primarily towards the construction of a new permanent facility in Newcastle; $0.2 million in additions to our corporate office in Vienna, Austria; $0.4 million in expenditures to upgrade some of the cruise ships with new gaming equipment; $24.0 million towards construction in Central City; $19.4 million in additional expenditures towards construction on the property in Edmonton; $0.5 million towards a company-wide information system implementation; and $0.4 million of restricted cash deposits related to our project in Edmonton. These outflows were offset by $5.2 million received from the sale of our interest in a project located in Gauteng, South Africa and $0.2 million in proceeds from the disposition of property.

Cash used in financing activities of $11.3 million for the year ended December 31, 2007 consisted of prepayments of $12.7 million of principal on the Central City term loan; net repayments of $2.0 million towards the Central City revolving credit facility; repayments of $1.5 million towards our Caledon term loan; repayments of $1.3 million towards our Newcastle term loan; and other net repayments of $0.1 million. These repayments were offset by net borrowings of $3.7 million towards the Womacks revolving credit facility; borrowings of $0.7 million under the loan agreement with Canadian Western Bank for the Edmonton property; the release of $1.2 million in restricted cash previously required for our listing on the Vienna Stock Exchange; and $0.7 million from the exercise of stock options.

Cash provided by financing activities of $54.2 million for the year ended December 31, 2006 consisted of borrowings of $25.6 million under the CTL construction/term loan; borrowings of $16.4 million under the CWB construction loan; borrowings of $7.1 million under the CNEW construction/term loan; net borrowings of $6.6 million under the Womacks revolving credit facility; $0.5 million in proceeds from the exercise of stock options; and the recognition of a $0.4 million tax benefit related to the exercise of stock options. These borrowings were offset by net repayments of $2.4 million towards the Caledon term loan.

Common Stock Repurchase Program

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market in 2006 or 2007. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2007. The repurchase program has no set expiration or termination date.

Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

Additional liquidity for Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”). As of December 31, 2007, we had no available borrowing capacity under this credit facility. However, as of March 14, 2009, we have unused borrowing capacity of approximately $2.2 million, based on Womacks’ trailing 12 month EBITDA at December 31, 2007. On March 14, 2008, the maturity date of the revolving credit facility was extended to December 31, 2009 and the aggregate commitment available to us was reduced to $10 million by agreement. Borrowings under the credit facility may be used for capital expenditures and working capital at Womacks and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions (currently $7.9 million, subject to the limitation based on Womacks’ current EBITDA).

Additional liquidity for our Central City casino may be provided by our $2.5 million revolving line of credit with Wells Fargo. The revolving line of credit matures on November 21, 2011. Availability under the line of credit is conditional upon CTL’s compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to satisfy certain representations and warranties. As of December 31, 2007, funds were available to us under this line of credit; however, at March 31, 2008, we believe that it is probable that CTL will not be in compliance with a financial covenant. This will limit our ability to borrow funds on the line of credit. Prior to March 31, 2008, we plan to seek a waiver from Wells Fargo related to this covenant or possibly seek an amendment to this loan facility. There can be no assurance that Wells Fargo will grant any waiver or agree to any amendment that might be necessary. If CTL fails to meet any of its debt covenants and Wells Fargo does not grant a waiver or agree to amend the facility, the lenders would have the right to declare an event of default and seek remedies, including the acceleration of all outstanding amounts due under this agreement or a call for CCI to repay the loan pursuant to its guarantee. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay this obligation if required.

We are currently reviewing strategies to reduce our overall interest charges. This includes, but is not limited to, the refinancing of some or all of our outstanding debt.

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from our gaming operations. We will continue to rely on revolving lines of credit and term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, $4.0 million of capital improvements at our casinos, foreign income tax payments, and interest and principal payments on outstanding debt.

We believe that our cash at December 31, 2007, together with expected cash flows from operations and borrowing capacity under the various credit facilities, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Contractual Obligations and Commercial Commitments

The following is a schedule of our contractual obligations and commercial commitments as of December 31, 2007 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt (1)	$64,664	$8,745	$25,953	$18,154	$11,812
Estimated interest payments on long-term debt (2)	18,206	4,929	6,926	4,130	2,221
Operating Leases	3,280	1,030	810	469	971
Other	584	221	230	-	133
Total	$86,734	$14,925	$33,919	$22,753	$15,137
(1)   Includes capital lease obligations.
(2)   Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2007 and a forecasted prime rate of 6.0% on U.S.-based debt and 14.5% on South African-based debt. For a description of our outstanding long-term debt, please see Note 7 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

In December 2007, in lieu of a restricted cash deposit, we issued a guarantee of $1.2 million (€0.8 million) to Bank Austria in connection with our listing of ADCs on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any and all amounts incurred by it as a result of claims or damages and lawsuits that an ADC holder may raise or file against us. The guarantee is required by the Oesterreichische Kontrollbank, the holder of our global certificate representing the ADCs.

We do not have any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

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

Goodwill, Equity Investments and Other Intangible Assets – At December 31, 2007 we had goodwill of $15.2 million, equity investments of $12.0 million and other intangible assets (primarily casino licenses) of $10.8 million. Our goodwill results from the acquisitions of casino and hotel operations and represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill, equity investments and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We have completed our annual assessments of goodwill, equity investments and other intangibles with indefinite lives for impairment at December 31, 2007 and determined that there have been no significant changes in the fair value of the assets, no adverse changes in the projected cash flows or any events or circumstances that would lead management to believe that the fair value of the assets are less than the current carrying value of the reporting units.

Property and Equipment – We have significant capital invested in our property and equipment, which represents approximately 67% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Point Liability Program – Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of our casinos. Players can accumulate points over time, which they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue that was generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our consolidated balance sheet. The expiration of unused points results in a reduction of the corresponding liability. We use historical data to assist in the determination of estimated accruals. We had $0.4 million accrued for the cost of anticipated point redemption at December 31, 2007 and 2006.

Stock-Based Compensation – We use the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires management to estimate certain variables. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. We estimated expected volatility using an average of our common stock price over the expected life of the option. For expected lives, an increase in the expected life of an option increases its value. For all options currently outstanding, we have estimated their expected lives to be the average of their vesting term and their contractual terms.

In addition, Statement of Financial Accounting Standard No. 123R requires that equity compensation be recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. This estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period.

Income Taxes – Significant judgment is required in developing our income tax provision. We have not recorded a valuation allowance on our deferred tax assets as of December 31, 2007, based on management’s belief that operating income will more likely than not be sufficient to realize the benefit of our deferred tax assets over time. In the event that actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial statements.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by us is incorporated by reference from Note 2 to our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we may utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2007. Actual results may differ materially.

Interest Rate Sensitivity

We are subject to interest rate risk on our outstanding borrowings with Wells Fargo and Nedbank Limited. Interest on amounts outstanding under these loan agreements are variable and thus subject to fluctuations in their various prime or LIBOR indexed rates. Based on our current outstanding borrowings, a 1.0% movement in the weighted average interest rate would result in an approximate $0.4 million annualized increase or decrease in interest expense.

As of and subsequent to December 31, 2007, we have no outstanding interest rate swap agreements.

Foreign Currency Exchange Risk

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. Therefore, our earnings experience volatility related to movements in foreign currency exchange rates.  We have not hedged against foreign currency exchange rate changes related to our international operations. As a result, a 10% change in the relative value of such foreign currency could cause a related 10% change in our revenue, cost of services, and operating expenses related to such currency.

Item 8.  Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F-1 hereof.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers, principal financial officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on the assessment using the criteria set forth by COSO, our management believes that, as of December 31, 2007, internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, also attested to, and reported on, the effectiveness of our internal control over financial reporting. Grant Thornton LLP’s report is included  under the caption entitled “Report of Independent Registered Public Accounting Firm” in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2007, under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co Chief Executive Officers, our Senior Vice President and our Chief Accounting Officer. A complete text of this Code of Ethics is available on the Company's web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Ethics will be posted to the Investor Relations-Corporate section of the Company’s web site.

Item 11.  Executive Compensation.

The information required by this item will be included in our Proxy Statement under the caption “Information Concerning Directors and Executive Officers” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement under the caption “Voting Securities” and is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2007 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,222,210 (1)	$3.31	1,480,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,222,210	$3.31	1,480,000

(1)
As of December 31, 2007, there were 1,144,710 securities to be issued upon exercise of outstanding options, warrants and other rights exercisable under the Equity Incentive Plan adopted in 1994. The remaining 77,500 securities pertain to outstanding options, warrants and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information in this item is incorporated by reference from our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information in this item is incorporated by reference from our Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	List of documents filed with this report

1.   Financial Statements

The financial statements and related notes, together with the reports of Grant Thornton LLP dated March 14, 2008, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

2.   Financial Statement Schedules

None.

3.   List of Exhibits

(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.

3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1A
Rights Agreement, dated as of April 29, 1999, by and between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated May 7, 1999.

4.1B
First Supplement to Rights Agreement dated April 2000, by and between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference to Exhibit A to the Company’s Proxy Statement in respect of the 2000 Annual Meeting of Stockholders.

4.1C
Second Supplement to Rights Agreement dated July 2002, by and between Century Casinos, Inc. and Computershare Investor Services, Inc., as Rights Agent, is hereby incorporated by reference to Exhibit 11.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  (10) Material Contracts

10.1A
Contribution agreement dated as of October 12, 2004 by and between Century Casinos Tollgate Inc., Tollgate Venture, LLC, KJE Investments, LLC, Central City Venture, LLC, and CC Tollgate LLC., is hereby incorporated by reference to Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.1B
Limited Liability Company Agreement of CC Tollgate LLC dated as of October 12, 2004, is hereby incorporated by reference to Exhibit 10.133 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.1C†	Settlement and Release Agreement dated as of December 31, 2007 by and between Century Casinos Tollgate Inc., CC Tollgate LLC and Central City Venture, LLC.

10.2A
Shareholders’ Agreement by and between Century Casinos Africa (Proprietary) Limited and Winlen Casino Operators (Proprietary) Limited dated November 21, 2005, is hereby incorporated by reference to Exhibit 10.159 to the Company’s Current Report on Form 8-K dated November 23, 2005.

10.2B
Sale of Shares Agreement, entered into as of October 18, 2005, by and between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust and Century Casinos Africa (Proprietary) Limited, is hereby incorporated by reference to Exhibit 10.170 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.2C
Memorandum of Agreement, entered into as of May 2, 2006, by and between Chicory Investments (Proprietary) Limited, Dynamo Investments Limited, Harvest Moon Investment Holdings (Proprietary) Limited, Izulu Gaming (Proprietary) Limited, Khulani Holdings Limited, Libalele Leisure (Proprietary) Limited, Malesela Gaming (Proprietary) Limited, Oakland Leisure Investments (Newcastle) (Proprietary) Limited, Purple Rain Properties No 62 (Proprietary) Limited, Ruvuma Investment (Proprietary) Limited, Saphila Investments (Proprietary) Limited, Viva Leisure Investment Holdings (Proprietary) Limited, The Viva Trust, Century Casinos Africa (Proprietary) Limited, Balele Leisure (Proprietary) Limited and Winlen Casino Operators (Proprietary) Limited, is hereby incorporated by reference to Exhibit 10.171 to the Company’s Current Report on Form 8-K dated May 8, 2006.

10.3A
Share Sale and Purchase Agreement by and between Malgorzata Maria Rogowicz-Angierman, Jerzy Cieślak, Piotr Marcin Nassius, Przemyslaw Dariusz Tomaszewski and Century Casinos Europe GmbH, is hereby incorporated by reference to Exhibit 10.172 to the Company’s Current Report on Form 8-K dated June 19, 2006.

10.3B	Loan Agreement by and between Century Casinos Europe GmbH and G5 Sp. z o.o. is hereby incorporated by reference to Exhibit 10.173 to the Company’s Current Report on Form 8-K dated June 19, 2006.

10.3C
Amendment to Share Sale Agreement by and between Malgorzata Maria Rogowicz-Angierman, Jerzy Cieślak, Piotr Marcin Nassius, Przemyslaw Dariusz Tomaszewski and Century Casinos Europe GmbH concluded on February 1, 2007, is hereby incorporated by reference to Exhibit 10.4C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.3D
Loan Agreement by and between Century Casinos Europe GmbH and G5 Sp. z o.o. entered into on February 1, 2007, is hereby incorporated by reference to Exhibit 10.4D to the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2006 .

10.4
Binding letter of intent by and between Century Resorts Alberta Inc., 746306 Alberta Ltd and Century Resorts International Ltd dated December 2, 2005 and accepted on December 6, 2005, is hereby incorporated by reference to Exhibit 10.164 to the Company’s Current Report on Form 8-K dated December 12, 2005.

10.5A
Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated April 21, 2000, is hereby incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

10.5B
First Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated August 22, 2001, is hereby incorporated by reference to Exhibit 11.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

10.5C
Second Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated August 28, 2002, is hereby incorporated by reference to Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.5D
Third Amendment to the Amended and Restated Credit Agreement dated October 27, 2004, by and between WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., is hereby incorporated by reference to Exhibit 10.136 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.5E
Fourth Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., dated as of September 23, 2005, is hereby incorporated by reference to Exhibit 10.153 to the Company’s Current Report on Form 8-K dated September 27, 2005.

10.5F
Fifth Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., dated as of December 6, 2005, is hereby incorporated by reference to Exhibit 10.165 to the Company’s Current Report on Form 8-K dated December 12, 2005.

10.5G
Sixth Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., dated as of October 31, 2006, is hereby incorporated by reference to Exhibit 10.180 to the Company’s Current Report on Form 8-K dated November 6, 2006.

10.5H
Seventh Amendment to the Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, N.A., dated as of February 28, 2007, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 6, 2007.

10.6
Loan agreement by and between Century Casinos Caledon (Pty) Limited and Nedbank Limited dated August 26, 2005, is hereby incorporated by reference to Exhibit 10.152 to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.7†	Mortgage agreement by and between Century Resorts Alberta Inc. and Canadian Western Bank dated December 6, 2007.

10.8A
Credit Agreement dated as of November 18, 2005, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.160 to the Company’s Current Report on Form 8-K dated November 29, 2005.

10.8B
First Amendment to Credit Agreement, dated as of June 28, 2006, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.174 to the Company’s Current Report on Form 8-K dated July 5, 2006.

10.8C
Second Amendment to Credit Agreement, dated as of February 28, 2007, by and between CC Tollgate LLC, the Lenders, the L/C Issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2007.

10.9
Term Loan Agreement by and between Nedbank Limited and Century Casino Newcastle (Pty) Ltd., is hereby incorporated by reference to Exhibit 10.182 to the Company’s Current Report on Form 8-K dated December 13, 2006.

10.10A*
Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.10B*
Amendment to Employment Agreement by and between Century Casinos, Inc and Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.143 to the Company’s Current report on Form 8-K dated February 3, 2005.

10.10C*
Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.178 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.11A*
Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.11B*
Amendment to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K dated February 3, 2005.

10.11C*
Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.179 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.12*
Employment Agreement by and between Century Casinos, Inc. and Mr. Larry Hannappel is hereby incorporated by reference to Exhibit 10.147 to the Company’s Current Report on Form 8-K dated March 22, 2005.

10.13*
Employment agreement, effective March 15, 2005, by and between Century Casinos, Inc. and Mr. Ray Sienko is hereby incorporated by reference to Exhibit 10.167 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.14*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.15*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.16
Century Casinos, Inc. 2005 Equity Incentive Plan effective June 17, 2005, is hereby incorporated by reference to Appendix A to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.17A
ADC Agreement, dated September 30, 2005, by and between Bank Austria Creditanstalt AG, Century Casinos, Inc., and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.157 to the Company’s Current Report on Form 8-K dated October 3, 2005.

10.17B
Annex to ADC Agreement by and between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.158 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18
Management Agreement, effective April 1, 2006, by and between Balele Leisure (Proprietary) Limited and Century Casinos Africa (Proprietary) Limited, is hereby incorporated by reference to Exhibit 10.169 to the Company’s Current Report on Form 8-K dated April 6, 2006.

10.19
Settlement Agreement by and between Gold Reef Resorts Ltd., Akani Leisure Investments (Pty) Ltd., Akani Leisure (Silverstar Holdings) (Pty) Ltd., Silver Star Development Ltd., Century Resorts Ltd., Century Casinos West Rand (Pty) Ltd., Novomatic AG, Century Casinos Africa (Pty) Ltd., Century Casinos, Inc, and Century Casinos Management, Inc., is hereby incorporated by reference to Exhibit 10.181 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

  (21) Subsidiaries of the Registrant

21†	Subsidiaries of the Registrant

  (23) Consents of Experts and Counsel

23†	Consent of Independent Auditors – Grant Thornton LLP

  (31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Larry Hannappel, Senior Vice President and Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4†	Certification of Ray Sienko, Chief Accounting Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  (32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Larry Hannappel, Senior Vice President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

32.4†	Certification of Ray Sienko, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350.

______________________________
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

CENTURY CASINOS, INC.

By:/s/ Erwin Haitzmann	By: /s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co Chief Executive Officer (Co Principal Executive Officer)	Peter Hoetzinger, Vice Chairman of the Board, Co Chief Executive Officer and President (Co Principal Executive Officer)

By:/s/ Larry Hannappel	By: /s/ Ray Sienko
Larry Hannappel, Senior Vice President (Principal Financial Officer)	Ray Sienko, Chief Accounting Officer (Principal Accounting Officer)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/s/ Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer
Erwin Haitzmann

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President

/s/Gottfried Schellmann	Director
Gottfried Schellmann

/s/ Robert S. Eichberg Robert S. Eichberg	Director

/s/ Dinah Corbaci	Director
Dinah Corbaci

Item 8.  Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. We also have audited Century Casinos, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Century Casinos, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on Century Casinos, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

-F2-

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Century Casinos, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and also as discussed in Note 2 to the consolidated financial statements during the year ended December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective method as of January 1, 2006.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 14, 2008

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share information	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$17,850	$34,969
Restricted cash	112	1,393
Receivables, net	798	934
Prepaid expenses	1,234	1,183
Inventories	442	445
Other current assets	426	1,091
Deferred income taxes – foreign	247	193
Total current assets	21,109	40,208

Property and Equipment, net	131,877	124,638
Goodwill	15,217	12,262
Casino Licenses	10,780	9,341
Deferred Income Taxes – domestic	3,318	1,763
– foreign	971	2,143
Note Receivable	-	5,170
Equity investment	11,974	-
Other Assets	2,837	2,335
Total	$198,083	$197,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,745	$20,669
Accounts payable and accrued liabilities	9,389	10,625
Accrued payroll	2,230	2,172
Taxes payable	3,534	2,509
Deferred income taxes - domestic	5	16
Total current liabilities	23,903	35,991

Long-Term Debt, less current portion	55,919	56,036
Other Long-Term Accrued Liabilities	463	-
Minority Interest	5,809	5,406
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;23,668,443 and 23,168,443 shares issued, respectively;
23,657,067 and 23,004,067 shares outstanding, respectively	237	232
Additional paid-in capital	71,223	69,779
Accumulated other comprehensive income	7,735	2,768
Retained earnings	32,820	28,020
	112,015	100,799
Treasury stock – 11,376 and 164,376 shares at cost, respectively	(26)	(372)
Total shareholders’ equity	111,989	100,427
Total	$198,083	$197,860

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in thousands, except share information	For the Year Ended December 31,
	2007	2006	2005
Operating Revenue:
Gaming	$85,671	$54,499	$36,394
Hotel, food and beverage	12,815	6,066	4,522
Other	2,062	1,174	783
Gross revenue	100,548	61,739	41,699
Less promotional allowances	(8,894)	(5,454)	(4,254)
Net operating revenue	91,654	56,285	37,445
Operating Costs and Expenses:
Gaming	34,614	22,221	13,263
Hotel, food and beverage	10,738	5,828	3,806
General and administrative	27,176	19,345	11,134
Impairments and other write-offs, net of recoveries	31	894	(61)
Depreciation	8,631	4,747	3,349
Total operating costs and expenses	81,190	53,035	31,491
Earnings (loss) from equity investments	563	-	(109)
Earnings from Operations	11,027	3,250	5,845
Non-Operating Income (Expense):
Interest income	975	896	476
Interest expense	(7,026)	(3,406)	(2,290)
Gain on sale of Gauteng interest	-	5,231	-
Gains on foreign currency transactions and other	878	469	9
Non-operating (expense) income, net	(5,173)	3,190	(1,805)
Earnings before Income Taxes, Minority Interest and Preferred Dividends	5,854	6,440	4,040
Provision for income taxes	273	134	347
Earnings before Minority Interest and Preferred Dividends	5,581	6,306	3,693
Minority interest in subsidiary (earnings) losses	(254)	1,461	788
Preferred dividends issued by subsidiary	(394)	(138)	-
Net Earnings	$4,933	$7,629	$4,481

Earnings Per Share
Basic	$0.21	$0.33	$0.28
Diluted	$0.21	$0.32	$0.25

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Amounts in thousands, except share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

BALANCE AT JANUARY 1, 2005	14,485,776	$145	$21,528	$4,597	$15,910	790,876	$(1,801)	$40,379

Issuance of common stock, net of $3.0 million in issuance costs	7,132,667	71	46,116	-	-	-	-	46,187
Options exercised	950,000	10	927	-	-	(603,000)	1,376	2,313
Change in fair value of interest rate swap, net of income tax expense	-	-	-	166	-	-	-	166
Reclassification of interest expense on interest rate swap	-	-	-	(102)	-	-	-	(102)
Foreign currency translation adjustment	-	-	-	(2,093)	-	-	-	(2,093)
Net earnings	-	-	-	-	4,481	-	-	4,481
BALANCE AT DECEMBER 31, 2005	22,568,443	$226	$68,571	$2,568	$20,391	187,876	$(425)	$91,331

Common stock issuance costs	-	-	(22)	-	-	-	-	(22)
Options exercised	600,000	6	454	-	-	(23,500)	53	513
Tax impact of stock option exercises	-	-	403	-	-	-	-	403
Amortization of stock based compensation	-	-	373	-	-	-	-	373
Foreign currency translation adjustment	-	-	-	200	-	-	-	200
Net earnings	-	-	-	-	7,629	-	-	7,629
BALANCE AT DECEMBER 31, 2006	23,168,443	$232	$69,779	$2,768	$28,020	164,376	$(372)	$100,427

FIN 48 Adjustment	-	-	-	-	(133)	-	-	(133)
Issuance of restricted common stock	400,000	4	-	-	-	-	-	4
Options exercised	100,000	1	360	-	-	(153,000)	346	707
Tax impact of stock option exercises	-	-	205	-	-	-	-	205
Amortization of stock based compensation	-	-	879	-	-	-	-	879
Foreign currency translation adjustment	-	-	-	4,967	-	-	-	4,967
Net earnings	-	-	-	-	4,933	-	-	4,933
BALANCE AT DECEMBER 31, 2007	23,668,443	$237	$71,223	$7,735	$32,820	11,376	$(26)	$111,989

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands	For the Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$4,933	$7,629	$4,481
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	8,631	4,747	3,349
Imputed interest	134	160	-
Amortization of stock-based compensation	879	373	-
Amortization of deferred financing costs	479	200	448
Deferred tax benefit	(1,583)	(2,303)	(147)
Minority interest in subsidiary earnings (losses)	254	(1,461)	(788)
(Earnings) loss from equity investments	(563)	-	109
Impairment of goodwill – Century Casino Millennium	-	237	-
Net proceeds on sale of Gauteng interest	-	(5,231)	-
Loss (gain) on disposition of assets	155	22	(74)
(Recovery) write-offs of fixed assets	(158)	1,028	32
Other	4	-	-
Excess tax benefits from stock-based payment arrangements	(205)	(403)	-
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	156	(380)	(151)
Prepaid expenses and other assets	814	(658)	(888)
Accounts payable and accrued liabilities	(1,613)	3,566	798
Accrued payroll	44	872	(177)
Taxes payable	1,175	1,096	546

Net cash provided by operating activities	13,536	9,494	7,538

Cash Flows from Investing Activities:
Purchases of property and equipment	$(9,440)	$(57,295)	$(21,190)
Investment in Century Resorts Alberta, Inc., net of cash acquired	(1,428)	(5,135)	(753)
Investment in Century Casino Newcastle, net of cash acquired	(580)	(5,121)	-
Investment in Century Casino Millennium, net of cash acquired	-	(362)	-
Investment in CC Tollgate LLC	(3,290)	-	-
Investment in G5 Sp. z o.o.	(3,822)	(4,752)	-
Net proceeds on sale of Gauteng interest	-	5,231	-
Decrease (increase) in restricted cash	220	(416)	-
Proceeds from disposition of assets	138	229	264

Net cash used in investing activities	(18,202)	(67,621)	(21,679)

-Continued on following page-

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Amounts in thousands	For the Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	$29,051	$84,077	$58,680
Principal repayments	(42,367)	(30,580)	(59,467)
Excess tax benefits from stock-based payment arrangements	205	403	-
Distribution to minority interest	-	-	(1,000)
Deferred financing costs	(61)	(155)	(2,419)
Decrease (increase) in restricted cash	1,184	-	(387)
Proceeds from exercise of options	707	513	2,313
Proceeds from issuance of Austrian Depositary Certificates, net of $3.0 million in issuance costs	-	(22)	46,187
Other	-	-	4
Net cash (used in) provided by financing activities	(11,281)	54,236	43,911
Effect of exchange rate changes on cash	(1,172)	1,693	(1,014)

(Decrease) Increase in Cash and Cash Equivalents	(17,119)	(2,198)	28,756

Cash and Cash Equivalents at Beginning of Year	34,969	37,167	8,411

Cash and Cash Equivalents at End of Year	$17,850	$34,969	$37,167

Supplemental Disclosure of Cash Flow Information:

Amounts in thousands	For the Year Ended December 31,
	2007	2006	2005
Interest paid, net of capitalized interest of $2,105 in 2006 and $582 in 2005	$7,117	$4,159	$1,890
Income taxes paid	$1,875	$787	$1,083

Supplemental Disclosure of Noncash, Investing and Financing Activities:

The Company had approximately $0.7 million of accrued construction liabilities relating to its various development projects as of December 31, 2006. In addition, the Company entered into capital leases of approximately $0.8 million during 2006. The Company has offset the total purchases of property and equipment for 2006 by these amounts.

Please refer to Note 3 of the Company’s consolidated financial statements for details of the Company’s recent acquisitions.

See notes to consolidated financial statements.

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2007, the Company owns and/or manages casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly-owned or in which we have a majority ownership position. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	100%
Century Resorts International Ltd.	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	100%
Century Resorts Ltd.	CRL	CCI	96.5%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Celebrations Accommodation & Food Service Management (Pty) Ltd.	CEL	CCA	100%
Century Casino Newcastle (Pty) Ltd.	CNEW	CCA	60%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Century Casinos Europe GmbH	CCE	CCI	100%
Century Casino Millennium, a.s.	CM	CCE	100%
G5 Sp. z o.o.	G5	CCE	100%
Casinos Poland Ltd.	CPL	G5	33%
Century Casinos Management, Inc.	CCM	CCI	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino & Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CTI, as of December 31, 2007, owns 100% of CTL (See Note 3). CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility, in Central City, Colorado.

CRI has entered into casino services agreements and/or executive management agreements for which it earns a fee from other subsidiaries of CCI and serves as a concessionaire of small casinos on luxury cruise vessels. CRI also, as of January 12, 2006, owns 100% of CRA (See Note 3). CRA owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada.

-F9-

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. On April 1, 2006, CCA, a subsidiary of CRL, completed the purchase of a 60% controlling interest in Balele Leisure (Pty) Ltd. (“Balele”) (See Note 3). CCAL and CNEW, operating subsidiaries of CCA, own and operate The Caledon Hotel, Spa & Casino (“Caledon”) and Century Casino Newcastle, respectively.

CCE owns CM, a full-stakes casino located within the Marriott Hotel in Prague, Czech Republic (See Note 3). On March 12, 2007, CCE acquired G5 (See Note 3). G5 owns 33.3% of all shares issued by CPL.

CCE also provides administrative support for CCI executive management in Europe.

CCM provides management services to CTL.

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCI and its subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned and do not meet the criteria of Financial Accounting Standards Board Interpretation 46(R) (as amended), “Consolidation of Various Interest Entities – an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Restricted Cash – Restricted cash at December 31, 2007 consisted of deposits of $1.2 million (CZK 22.0 million) held with the Ministry of Finance of the Czech Republic for the Company’s casino in Prague. Restricted cash at December 31, 2006 consisted of minimum deposits of $1.1 million (€0.8 million) that were required in connection with our listing on the Vienna Stock Exchange (“VSE”), $1.1 million (CZK 22.0 million) held with the Ministry of Finance of the Czech Republic for the Company’s casino in Prague and $0.2 million (CAD 0.3 million) of cash required to be used for construction expenditures in Edmonton, Alberta, Canada. The Company has classified $1.1 million (CZK 20.0 million) and $1.0 million (CZK 20.0 million) of restricted cash as a component of long term other assets for the years ended December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments – We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, long-term debt and, at times, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2007 and 2006. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, we use alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Our carrying value of financial instruments approximates fair value at December 31, 2007 and 2006.

-F10-

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset. The Company capitalized $2.1 million and $0.6 million towards our various construction projects during 2006 and 2005, respectively. No interest was capitalized during 2007.

Assets are depreciated over their respective service lives as follows:
Buildings and improvements          7 – 39 yrs
Gaming equipment                                                3 – 7 yrs
Furniture and non-gaming equipment               3 – 7 yrs

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

Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. For the year ended December 31, 2006, the Company’s majority owned subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete. No impairment charges were recorded for the years ended December 31, 2007 and 2005 (See Note 11).

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. SFAS 142, “Goodwill and Other Intangible Assets,” addresses the methods used to capitalize, amortize and assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Based on the evaluations completed in 2006, the Company recorded a charge of $0.2 million (CZK 5.0 million) to eliminate the goodwill associated with CM. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2007 or 2005.

-F11-

Casino Licenses – In evaluating the Company’s capitalized casino license costs, management considered all of the criteria set forth in SFAS 142 for determining useful life. Of particular significance in this evaluation are the existing regulatory provisions relating to the renewal of licenses. In general, the renewal of a license can be done at minimal cost to the Company, as long as the Company is in compliance with all applicable laws. Based on our evaluation, the Company deemed that casino license costs have an indefinite life.

Foreign Currency Translation – The Company accounts for currency translation in accordance with SFAS 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of a consolidated group are recorded as translation adjustments to other comprehensive income. Foreign currency translation gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars are recognized in the statements of earnings.

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of the reported periods are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Canadian Dollars (CAD)	0.9881	1.1653	1.1659
Czech Koruna (CZK)	18.2240	20.8500	24.5810
Euros (€)	0.6849	0.7578	0.8446
Polish Zloty (PLN)	2.4703	2.9016	N/A
South African Rand (ZAR)	6.8618	7.0496	6.3399
Source: Pacific Exchange Rate Service

Comprehensive Income – Comprehensive income includes the effect of fluctuations in foreign currency rates on the values of our foreign investments and fair value gains and losses on the interest rate swap agreements we maintain from time to time to hedge against interest rate increases on our credit facilities.

Operating Segment – Beginning in the fourth quarter 2007, the Company modified its segment reporting from seven reportable segments to one reportable segment, as the Company now believes that its properties can be aggregated together in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Based on a review of SFAS 131, the Company has determined that it operates primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at our casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

-F12-

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage revenues are recognized when products are delivered or services are performed. Management and consulting fees are recognized as revenue when services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force  (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s products)”. EITF 01-9 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of revenues.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in hotel, food and beverage expenses.

We issue free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time ranging up to 7 days. The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of our casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our consolidated balance sheet. The expiration of unused points results in a reduction of the corresponding liability.

Promotional allowances presented in the consolidated statement of earnings for 2007, 2006 and 2005 include the following:

Amounts in thousands	2007	2006	2005

Food & Beverage and Hotel Comps	$3,187	$1,806	$1,373
Free Plays or Coupons	3,037	1,663	1,573
Player Points	2,670	1,985	1,308
Total Promotional Allowances	$8,894	$5,454	$4,254

Stock-Based Compensation – Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.

-F13-

Advertising Costs – The Company expenses advertising costs when incurred. Advertising expense was $2.3 million, $1.6 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Preopening and Start-Up Expenses – The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Preopening and start-up costs, including organizational costs, are expensed as incurred. There were no preopening expenses in 2007. The Company incurred approximately $4.0 million of preopening expenses for the year ended December 31, 2006 towards its projects in Central City, Colorado, Edmonton, Canada, and Newcastle, South Africa. The Company incurred approximately $0.4 million of preopening expenses in 2005 towards its project in Central City, Colorado. By agreement, the entire loss was allocated to the minority partner in this project.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable.

Earnings Per Share – Basic earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share gives effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements regarding how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Based upon the December 31, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify $5.8 million in minority interests in consolidated subsidiaries from total liabilities to a separate component of shareholders’ equity.

-F14-

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning January 1, 2008. The Company does not expect this statement to have a material impact on the Company’s results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure regarding fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements for which the FASB has previously concluded in those announcements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The effective date of SFAS 157 is for fiscal years beginning after November 15, 2007, with the ability to defer the adoption of the provisions pertaining to nonfinancial assets and liabilities for one year. The Company does not expect this statement to have a material impact on the Company’s results of operations or financial position upon adoption.

3.	ACQUISITIONS

Century Resorts Alberta, Inc.

On February 24, 2005, CRI purchased a 56.4% equity interest in CRA for the purpose of developing and operating a proposed casino and hotel in Edmonton, Alberta, Canada by contributing $2.4 million in cash to CRA. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,679
Property and equipment, net	2,631
Amount credited to minority partner	(1,878)
Cash paid	$2,432
Less: cash acquired	(1,679)
Net cash paid	$753

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA for approximately $6.5 million (CAD 7.2 million). At closing, CRI paid $5.1 million (CAD 5.8 million). The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,342
Long-term debt	(1,025)
Cash paid	$5,135

On November 30, 2007, CRI paid the remaining $1.4 million (CAD 1.4 million) towards the purchase. The assets acquired and liabilities assumed are reported in the consolidated balance sheets. CRA is a new entity, and therefore pro forma information is not applicable.

-F15-

Century Casino Newcastle

On April 1, 2006, our subsidiary CCA completed the purchase of a 60% controlling interest in Balele, the owner of a casino in Newcastle, South Africa, for approximately $9.3 million (ZAR 57.5 million). Following the purchase, we began the development of a new casino in Newcastle. In connection with CCA’s purchase of its equity interest in Balele, a sale of share agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the facility that housed the original casino for approximately $1.9 million (ZAR 12.0 million) within 60 days of closing. The Sellers informed CCA that they would not be able to sell the facility for ZAR 12.0 million. As a result, the purchase price for the 60% interest in Balele was reduced by this amount, resulting in an overall purchase price of $7.5 million (ZAR 45.5 million). We paid $6.7 million (ZAR 40.5 million) at closing. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$1,530
Accounts receivable	35
Prepaid expenses	91
Inventory	74
Property and equipment, net	3,009
Casino licenses	8,911
Deferred income taxes – foreign	1,314
Accounts payable and accrued liabilities	(802)
Accrued payroll	(183)
Taxes payable	(446)
Long-term debt	(1,965)
Amount credited to minority partner	(4,917)
Cash paid	$6,651
Less: cash acquired	(1,530)
Net cash paid	$5,121

On December 14, 2007, CCA paid an additional $0.6 million (ZAR 3.7 million) towards the purchase. The remaining $0.2 million (ZAR 1.3 million) is payable subject to the finalization of a South Africa Revenue Service tax audit pertaining to periods prior to the Company’s acquisition of its 60.0% interest. The Company consolidated the results of Balele, now known as Century Casino Newcastle (Pty) Ltd. (“CNEW”), in its financial statements as of April 1, 2006.

Century Casino Millennium

Prior to April 13, 2006, CCE had a 50% equity ownership in CM. On April 13, 2006, CCE purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10.0 million), the assumption of loans previously granted by the former partner and the purchase price for the former partner’s 50% equity interest.

-F16-

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Cash	$318
Restricted cash	929
Accounts receivable	153
Property and equipment, net	594
Goodwill	(345)
Other assets, including intercompany debt assumed	196
Accounts payable and accrued liabilities	(132)
Accrued payroll	(9)
Taxes payable	(343)
Long-term debt	(681)
Cash paid	$680
Less: cash acquired	(318)
Net cash paid	$362

The purchase price allocation for CM was completed in June 2006. The assets acquired and liabilities assumed are reported in the consolidated balance sheets.

Casinos Poland Ltd

On June 13, 2006, CCE entered into an agreement to acquire 100% of all of the issued and outstanding shares of G5, a Polish entity that owns a 33.3% interest in CPL, for approximately $3.8 million (€2.9 million). In connection with the purchase, CCE loaned G5 approximately $4.8 million (PLN 15.0 million) to repay existing loans between G5 and its creditors. On February 1, 2007, CCE loaned G5 an additional $1.0 million (PLN 3.0 million) to repay additional amounts to creditors. As a result of the loan, the purchase price of the shares was reduced by $1.0 million (€0.7 million).

CCE acquired its shares on March 12, 2007. At closing, CCE paid $2.0 million (€1.6 million). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,164
Accounts payable and accrued liabilities	(497)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

On October 23, 2007, CCE paid an additional $0.8 million (€0.6 million) towards the purchase. The assets acquired and liabilities assumed, other than intercompany debt (which eliminates in consolidation subsequent to the acquisition), are reported in the consolidated balance sheet as of December 31, 2007.

-F17-

CC Tollgate LLC

On December 31, 2007, CTI acquired from Central City Venture LLC (“Venture”) the remaining 35% of all issued and outstanding partnership units of CTL that CTL did not already own. CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility, in Central City, Colorado. The purchase price for the 35% equity interest was $2.1 million. In addition, CTI purchased a $1.0 million note previously issued to Venture by CTL and paid $0.2 million of accrued interest on the note. The Company is in the process of finalizing its purchase accounting for this transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Goodwill	$2,050
Other assets, including intercompany debt purchased	1,240
Cash paid	$3,290

The assets acquired and liabilities assumed are reported in the consolidated balance sheet. CTL has been a consolidated entity since its formation in 2004.

Pro Forma Results

The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred on January 1, 2006:
•	The Company’s acquisition of a 60% controlling interest in CNEW;
•	The Company’s acquisition of the remaining 50% interest in CM; and
•	The Company’s acquisition of the remaining 35% interest in CTL.

Unaudited pro forma results are as follows:

Amounts in thousands, except for share information	2007	2006
Net Operating Revenue	$91,654	$58,893

Earnings from Operations	$11,027	$3,028

Net Earnings	$4,802	$6,075

Earnings Per Share:
Basic	$0.21	$0.27
Diluted	$0.20	$0.25

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company’s actual results would have been had the acquisitions been completed as of January 1, 2006, or of future results.

4.             EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Prior to April 13, 2006, we had a 50% ownership in CM and we accounted for this investment under the equity method. For the year ended December 31, 2005, CM had net operating revenues of $2.1 million and a net loss of $0.4 million. The Company only recorded its portion of CM’s losses that reduced its net investment to zero.

As indicated in Note 3 above, the Company acquired a 33.3% ownership interest in CPL on March 12, 2007. We account for this investment under the equity method.

-F18-

Following is the summarized unaudited financial information of CPL as of December 31, 2007:

Amounts in thousands	As of
December 31, 2007
Balance Sheet:
Current assets	$3,225
Noncurrent assets	$20,978
Current liabilities	$17,757
Noncurrent liabilities	$1,825

March 12, 2007 through December 31, 2007
Operating Results:
Net operating revenue	$39,710
Net earnings	$1,689

The Company’s maximum exposure to losses at December 31, 2007 is $12.0 million, the value of  its equity investment in CPL.

5.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consist of the following:

Amounts in thousands	2007	2006
Land	$24,894	$23,833
Buildings and improvements	94,940	86,144
Gaming equipment	22,016	23,328
Furniture and non-gaming equipment	18,590	16,209
Capital projects in process	1,829	797
	162,269	150,311
Less accumulated depreciation	(30,392)	(25,673)

Property and equipment, net	$131,877	$124,638

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $8.6 million, $4.7 million and $3.3 million, respectively.

-F19-

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Amounts in thousands
Balance – January 1, 2006	$8,662
Additional investment in CRA	4,342
Additional investment in CM	(345)
Impairment	(237)
Foreign currency translation	(160)
Balance – December 31, 2006	$12,262
Additional investment in CTL	2,050
Purchase price adjustment – CCAL	126
Foreign currency translation	779
Balance – December 31, 2007	$15,217

During 2007, in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”), the Company adjusted the allocation of CCAL’s purchase price resulting from the derecognition of a deferred tax asset established at the time of acquisition. The adjustment decreased deferred income taxes – foreign by $0.1 million and increased goodwill by $0.1 million.

Changes in the carrying amount of intangible assets not subject to amortization, which includes casino licenses, for the years ended December 31, 2007 and 2006 are as follows:

Amounts in thousands
Balance – January 1, 2006	$1,820
Acquisition of CNEW	8,911
Foreign currency translation	(1,390)
Balance – December 31, 2006	$9,341
Purchase price adjustment – CNEW	1,264
Foreign currency translation	175
Balance – December 31, 2007	$10,780

During 2007, in accordance with EITF 93-7, the Company adjusted the allocation of CNEW’s purchase price resulting from the derecognition of a deferred tax asset established at the time of acquisition. The adjustment decreased deferred income taxes – foreign by $1.3 million and increased casino licenses by $1.3 million.

-F20-

7.           LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following:

Amounts in thousands	2007	2006
Revolving Credit Facility – Cripple Creek	$10,834	$7,084
Term Loan and Revolving Credit Facility – Central City	19,800	34,495
Term Loan – Newcastle	6,028	7,146
Term Loan – Caledon	5,357	6,743
Term Loan – Edmonton	20,144	16,364
Notes payable and other	2,501	4,873

Total long-term debt	64,664	76,705
Less current portion	(8,745)	(20,669)
Long-term portion	$55,919	$56,036

Revolving Credit Facility – Cripple Creek

On April 21, 2000, the Company and Wells Fargo Bank (the “Bank”) entered into an Amended and Restated Credit Agreement, which has since been further amended (the “Amended Womacks Agreement”). The Amended Womacks Agreement provided the Company with an original aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility (“Womacks RCF”) of $26 million. Based on WMCK’s maximum leverage ratio (as defined in the Amended Womacks Agreement), there is no remaining availability on the Womacks RCF as of December 31, 2007. The Amended Womacks Agreement is guaranteed by the Company and permits the Company to enter into a management agreement with WMCK, subject to certain limitations. The Amended Womacks Agreement permitted the Company to make capital contributions to Womacks for a specified period of time for the repayment of the outstanding obligations under the Womacks RCF, and subsequently permits Womacks to make cash distributions to the Company up to the amount of the Company’s capital contributions (maximum of $7.9 million as of December 31, 2007, subject to covenant limitations) made during the specified period. Interest on the Amended Womacks Agreement is variable based on the LIBOR or prime interest rate option selected by the Company, plus an applicable margin based on WMCK’s consolidated leverage ratio. The Amended Womacks Agreement also requires a nonusage fee based on WMCK’s consolidated leverage ratio on the unused portion of the commitment. The principal balance outstanding under the Amended Womacks Agreement as of December 31, 2007 and 2006 was $10.8 million and $7.1 million, respectively. On March 14, 2008, the maturity date was extended to December 31, 2009 and the aggregate commitment available to the Company was reduced to $10.0 million by agreement. As of March 14, 2008, the principal balance outstanding under the Amended Womacks Agreement was $7.4 million.

The Amended Womacks Agreement includes certain restrictive covenants on financial ratios of WMCK. The most significant covenants include i) a maximum leverage ratio no greater than 2.00 to 1.00, ii) a minimum interest coverage ratio no less than 2.00 to 1.00 and iii) a minimum quarterly EBITDA requirement. In the event that WMCK does not comply with the minimum quarterly EBITDA requirement, the Company will have the ability to make a cash payment to reduce the principal balance outstanding under the Amended Womacks Agreement. This additional payment will be considered EBITDA for purposes of calculating the minimum quarterly EBITDA requirement. The Company is in compliance with the restrictive covenants on the financial ratios of WMCK contained in the Womacks RCF as of December 31, 2007 and 2006. In addition to the Company’s guarantee, the loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of Womacks property. The interest rate at December 31, 2007 was 7.25% for the balance of the loan outstanding under the prime based provisions of the Amended Womacks Agreement.

-F21-

In May 2000, we entered into a five-year interest rate swap agreement on $4.0 million notional amount of debt under the Womacks RCF, whereby we paid a LIBOR-based fixed rate of 7.95% and received a LIBOR-based floating rate reset quarterly based on a three-month rate. This swap agreement expired on July 1, 2005. We have not entered into any new swap agreements as of December 31, 2007. Our objective for entering into the interest rate swap agreement, a derivative instrument designated as a cash flow hedging instrument, was to eliminate the variability of cash flows in the interest payments for a portion of the Womacks RCF. Net additional interest expense to us under the swap agreement was $0.1 million in 2005. Including the impact of the swap and the amortization of the deferred financing cost, the effective rate on the borrowings under the Womacks RCF was 9.0%, 10.0% and 7.3% for 2007, 2006 and 2005, respectively.

Term Loan and Revolving Credit Facility – Central City

On November 21, 2005, CTL entered into a $35 million loan agreement, which has since been amended (“Amended Tollgate Agreement”), with Wells Fargo Bank and a syndicate of institutional lenders. The Amended Tollgate Agreement consists of a $32.5 million construction loan and a $2.5 million revolving line of credit (“CC Revolver”). The $32.5 million construction loan converted to a 60-month term loan (“CC Term Loan”) on November 22, 2006 (“Conversion Date”). The CC Term Loan and the CC Revolver will both mature on November 22, 2011. Effective December 31, 2007, the amount outstanding under the CC Term Loan is subject to quarterly reductions of $0.6 million. Availability under the CC Revolver is conditional upon CTL being in compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and the Company’s continued ability to satisfy certain representations and warranties, including representations as to the absence of liens on the Central City properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, and continued effectiveness of the documents granting security for the credit facility. The interest rate on both loans, as amended, is the greater of 6.5% or the Prime Rate plus 2.0% (9.25% as of December 31, 2007) and a service fee of 0.5% on the total outstanding balance, payable monthly. Upon closing, CTL incurred a facility fee of $1.1 million payable to Wells Fargo Bank which was satisfied from the proceeds of the loan. The Amended Tollgate Agreement is subject to a prepayment fee, currently at 7.6%, which decreases annually to 2.3% in the 17th full quarter after the Conversion Date through maturity; a nonusage fee of 0.75% on the unused portion of the total commitment; various reporting requirements and various financial covenants, the most significant being Senior Leverage Ratio, Adjusted Fixed Charge Coverage, Limitation on Indebtedness and Restriction on Distributions. The Company is in compliance with the restrictive covenants on the financial ratios of CTL contained in the Amended Tollgate Agreement as of December 31, 2007 and 2006. The Amended Tollgate Agreement is secured by all of CTL’s assets and is guaranteed by the Company. The principal balance outstanding under the Amended Tollgate Agreement as of December 31, 2007 was $19.8 million, of which $17.4 million is considered long-term in the accompanying December 31, 2007 consolidated balance sheet. During 2007, the Company made early repayments of $12.1 million of principal towards the CC Term Loan. CTL incurred prepayment charges of $0.3 million relating to these early repayments. The prepayment charges have been classified as a component of long-term deferred financing costs on the December 31, 2007 consolidated balance sheet. These charges will be payable on the maturity of the Amended Tollgate Agreement.

-F22-

The Company believes that it is probable that CTL will not be in compliance with a financial covenant for the quarter ended March 31, 2008. Prior to March 31, 2008, CTL plans to seek a waiver from Wells Fargo related to this covenant or possibly seek an amendment to the Amended Tollgate Agreement. There can be no assurance that Wells Fargo will grant any waiver or agree to any amendment that might be necessary. If CTL fails to meet any of its debt covenants and Wells Fargo does not grant a waiver or agree to amend the facility, the lenders would have the right to declare an event of default and seek remedies, including the acceleration of all outstanding amounts due under the Amended Tollgate Agreement or a call for CCI to repay the loan pursuant to its guarantee.

Term Loan – Newcastle

On December 7, 2006, CNEW received a $7.1 million (ZAR 50.0 million) term loan from Nedbank Limited (“Nedbank”), the proceeds of which were used to fund the construction of a new casino and hotel in Newcastle, South Africa. Pursuant to the loan agreement, monthly principal and interest payments of approximately $0.2 million (ZAR 1.1 million) are due on the first day of each month. The loan matures on December 7, 2011. The term loan bears interest at South Africa’s prime interest rate less 1.5% (which equates to 13.0% as of December 31, 2007) and is secured by the pledge of 100% of the total outstanding common stock of CNEW. As of December 31, 2007, $6.0 million of principal is outstanding, of which $4.8 million is considered long-term in the accompanying December 31, 2007 consolidated balance sheet.

Term Loan – Caledon

On August 26, 2005, CCAL received a $9.4 million (ZAR 60.0 million) term loan from Nedbank, the net proceeds of which were used for the repayment of existing bank debt and additional working capital needs. In connection with the loan, CCAL and Nedbank entered into a loan agreement specifying the terms of the loan. Pursuant to the loan agreement, monthly principal and interest installment payments of $0.2 million (ZAR 1.3 million) are due on the first day of each month. The loan matures on September 1, 2010, at which time any outstanding principal and interest will be due. The term loan bears interest at South Africa’s prime interest rate less 1.5% (which equates to 13.0% as of December 31, 2007) and is secured by $1.5 million (ZAR 10.0 million) of CCAL’s assets and 100% of the issued share capital of CCAL. CCAL has the option to prepay the loan, without penalty, upon 90 days written notice. As of December 31, 2007, $5.4 million of principal is outstanding, of which $3.6 million is considered long-term in the accompanying December 31, 2007 consolidated balance sheet.

Term Loan - Edmonton

On September 23, 2005, CRA agreed to the terms of a $20.1 million (CAD 20.0 million) credit facility with Canadian Western Bank (“CWB”) for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility, originally structured as a construction loan, converted to a 60-month mortgage (“Mortgage”) on December 20, 2007. The Mortgage matures on December 31, 2012. Prior to December 31, 2012, CRA will be able to renegotiate the Mortgage for an additional one to five year term. The Mortgage bears interest at 7.0%. Monthly principal and interest payments on the Mortgage are based on a 10-year amortization and are payable on the last day of each month. Under the terms of the Mortgage, CRA is subject to various reporting requirements, a minimum equity requirement and is required to maintain a minimum Cash Flow Coverage Ratio (as defined in the Mortgage) of 1.20. The Mortgage is secured by the assets of CRA and guaranteed by the Company. CRA may elect to prepay up to 10%, or $2.0 million (CAD 2.0 million), of the original principal amount of the Mortgage annually without penalty or bonus; prepayment of any additional amounts is subject to three months interest at the fixed interest rate. The principal balance outstanding under the Mortgage as of December 31, 2007 was $20.1 million, of which $18.7 million is considered long-term in the accompanying December 31, 2007 consolidated balance sheet.

-F23-

The Company has two non-interest bearing stand-by letter of credit agreements totaling $0.1 million with CWB. These letters of credit have no maturity date and are cancelable upon written notice by CRA. CRA will incur a 1% charge for each year the letters of credit are outstanding. These letters of credit guarantee to the City of Edmonton, Alberta, Canada the completion of certain landscaping requirements at the casino. As of December 31, 2007, there were no  balances outstanding under these letters of credit.

Notes payable and other

As mentioned in Note 3, CCA completed the purchase of a 60% controlling interest in CNEW on April 1, 2006 for approximately $7.4 million (ZAR 45.5 million). The Company has paid $7.2 million (ZAR 44.2 million) towards the purchase. The remaining $0.2 million (ZAR 1.3 million), which is payable subject to the finalization of a South Africa Revenue Service tax audit pertaining to periods prior to the Company’s acquisition of its 60.0% interest, is classified as a current liability on the December 31, 2007 consolidated balance sheet.

In conjunction with the purchase of CNEW, the Company agreed to reimburse the previous ownership of CNEW for all professional fees and disbursements incurred by the previous ownership relating to the development of the new casino between the date the agreements were signed and date of closing. As agreed, the reimbursement will take place when the directors of CNEW consider that the available cash resources of CNEW so permit and will be paid from CNEW’s available funds. As a result of this agreement, the Company has a current liability of $1.5 million (ZAR 10.3 million) on the December 31, 2007 consolidated balance sheet.

The remaining debt at December 31, 2007 consists primarily of capital leases at our Caledon and Edmonton properties.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Amounts in thousands	2007	2006
Deferred financing charges – current	$426	$898
Deferred financing charges – long-term	1,525	1,168
Total	$1,951	$2,066

Amortization expense relating to these deferred financing charges for the years ended December 31, 2007, 2006 and 2005 totaled $0.5 million, $0.2 million and $0.4 million, respectively. In 2006, the Company capitalized approximately $0.3 million of deferred financing charges towards the construction of our new casinos in Central City, Edmonton and Newcastle.

The consolidated weighted average interest rate on all borrowings for Century Casinos, Inc. and subsidiaries was 9.0%, 11.1% and 7.0% for the years ended December 31, 2007, 2006 and 2005, respectively, excluding the amortization of deferred financing charges.

-F24-

As of December 31, 2007 scheduled maturities of all long-term debt are as follows:

Amounts in thousands
Year ending December 31,	Amount
2008	$8,745
2009	18,415
2010	7,538
2011	6,047
2012	12,107
Thereafter	11,812
Total	$64,664

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are composed of the following at December 31, 2007 and 2006:

Amounts in thousands	2007	2006

Accounts payable	$2,292	$2,719
Accrued progressive slot liability	708	654
Accrued property taxes	1,602	417
Accrued commissions (Alberta Gaming and Liquor Commission)	1,057	407
Accrued construction expenditures	-	698
Other accrued liabilities	3,730	5,730
Total	$9,389	$10,625

9.	SHAREHOLDERS’ EQUITY

In July 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. In October 2007, the Company issued 100,000 new shares of its common stock for stock options exercised in cash at an exercise price of $2.93 per share. In May 2006, the Company issued 600,000 new shares of its common stock, at an exercise price of $0.75 per share, for stock options exercised in cash.

In March 2000, the Company’s board of directors approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. The Company did not purchase any shares of its common stock on the open market in 2007 or 2006. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2007. The repurchase program has no set expiration or termination date.

There were 11,376 shares in treasury as of December 31, 2007, at an average cost per share of $2.26. We re-issued 153,000 shares of treasury stock in 2007 for stock options exercised in cash, 28,000 of which were to satisfy directors’ options. In 2006, a total of 23,500 shares were re-issued to satisfy option exercises, 16,000 of which were to satisfy directors’ options.

Subsidiary Preference Shares - In connection with the granting of a gaming license to CCAL by the Western Cape Gambling and Racing Board in April 2000, CCAL issued a total of 200 preference shares, 100 shares each to two minority shareholders, each of whom has one seat on the board of directors of CCAL, and neither of whom is an officer, director or affiliate of CCI. In January 2006, 200 preference shares of a new class (“Class A shares”) were authorized for issuance. The Class A shares are neither cumulative nor redeemable. Each Class A share entitles the holder to dividends of 0.009% of the annual gross gambling revenue of the Caledon Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. Furthermore, if the casino business is sold or otherwise dissolved, for each Class A share held, the shareholder would be entitled to 0.009% of any surplus directly attributable to the casino business, net of all liabilities attributable to the casino business. As of December 31, 2006, one preference shareholder accepted the offer to transfer all 100 of its original preference shares for 100 of the new Class A shares. In March 2007, the second of the two preference shareholders accepted the offer to transfer all 100 of its original preference shares for 100 Class A shares. Each preference shareholder was paid ZAR 5,000 per share as an incentive to exchange their original preference shares for Class A shares.

CCAL paid $0.4 million (ZAR 2.8 million) and $0.1 million (ZAR 1.0 million) of preference dividends in 2007 and 2006, respectively. Preference dividends were not paid, nor were they payable, in 2005.

-F25-

10.	STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2007, the Company has granted under the EEIP and the 2005 Plan restricted common shares, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have one-year, two-year or four-year vesting periods. Through December 31, 2007, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

As of December 31, 2007, there were 1,161,210 options outstanding to employees of the Company, of which 1,108,710 options were issued under the EEIP and 52,500 options were issued under the 2005 Plan.

-F26-

The fair value of options granted under the Company’s stock based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Weighted-average risk-free interest rate	4.99%	-	4.50%
Weighted-average expected life	6.25 yrs	-	10.0 yrs
Weighted-average expected volatility	47.5%	-	46.3%
Weighted-average expected dividends	$ 0	-	$ 0

The weighted-average fair value of options granted under the 2005 Plan was $4.87 in 2007 and $4.88 in 2005. A total of 60,000 options and 35,000 options were granted to employees under the 2005 Plan in 2007 and 2005, respectively. No options were granted to employees under the 2005 Plan in 2006.

Transactions regarding the Company’s stock based compensation plans are as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Stock Options:
Outstanding at January 1,	1,368,710	$ 2.98	1,986,210	$ 2.33	3,464,210	$ 1.92
Granted	60,000	9.00	-	-	35,000	7.68
Exercised	(225,000)	2.79	(607,500)	0.78	(1,513,000)	1.50
Cancelled or forfeited	(42,500)	6.80	(10,000)	7.68	-	-
Outstanding at December 31,	1,161,210	$ 3.19	1,368,710	$ 2.98	1,986,210	$ 2.33
Options exercisable at December 31,	589,226	$ 2.91	419,614	$ 2.85	759,872	$ 1.15
Intrinsic Value of Options (in millions):
Outstanding	$ 3.8		$ 11.2		$ 12.4
Exercisable	$ 2.1		$ 3.5		$ 5.7

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $6.44, $11.16 and $8.60 as of the last trading day of 2007, 2006 and 2005, respectively, and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

The weighted-average contractual life for options outstanding to employees at December 31, 2007 is 6.1 years.

Additionally, 25,000 options with an exercise price of $9.00 per share were issued under the 2005 Plan to independent directors of the Company in 2007. As of December 31, 2007, there were 61,000 options outstanding to independent directors of the Company with a weighted average exercise price of $5.61.

For the years ended December 31, 2007 and 2006, the Company recorded $0.2 million and $0.4 million, respectively, for stock-based compensation expense related to stock option grants made in prior years that vested during the year. This amount is included in general and administrative expense. The impact to both basic and diluted earnings per share in 2007 and 2006 was $0.01. There was no capitalized stock-based compensation expense.

-F27-

At December 31, 2007, there was $0.2 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this amount, $0.1 million will be recognized during 2008, and $0.1 million will be recognized in subsequent years through 2011.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2007 and 2006, $0.2 million and $0.4 million, respectively, of such excess tax benefits were classified as financing cash flows.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect compensation expense associated with recognizing stock-based compensation under the fair value method. The Company did not record stock-based compensation expense related to employee stock options during 2005; however, pro forma stock-based compensation expense for 2005 was as follows:

Amounts in thousands, except for share information		2005
Net earnings, as reported		$4,481
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		515
Pro forma net earnings		$3,966

Earnings per share
Basic	As reported	$0.28
	Pro forma	$0.25

Diluted	As reported	$0.25
	Pro forma	$0.22

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. For the year ended December 31, 2007, compensation expense related to restricted stock awards totaled $0.7 million. At December 31, 2007, there was $2.9 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Of this amount, $1.3 million will be recognized in 2008 and $1.6 million will be recognized in subsequent years through 2011.

-F28-

The table below summarizes unvested restricted stock awards for the year ended December 31, 2007:

	2007
		Grant Date
	Shares	Fair Value

Unvested at January 1,	-	$-
Granted	400,000	9.00
Vested	-	-
Forfeited	-	-
Unvested at December 31,	400,000	$9.00

11.	IMPAIRMENTS AND OTHER WRITE-OFFS

Impairments and other write-offs consist of the following:

Amounts in thousands	For the Year Ended December 31,
	2007	2006	2005
Recoveries of receivables and advances	$-	$(402)	$(30)
Write-off of property held for sale	-	389	32
Goodwill impairment	-	237	-
Write-down of property and equipment	(158)	639	-
Other	189	31	(63)
Total Impairments and Other Write-Offs	$31	$894	$(61)

Recoveries of receivables and advances

On September 28, 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million). The Company has recorded $5.2 million (ZAR 39.0 million) as a gain on sale of Guateng interest in the December 31, 2006 consolidated statement of earnings. In addition, as a part of the transaction, the Company also received $0.4 million (ZAR 3.0 million) related to the recovery of a previously written off loan. The Company has recorded $0.4 million (ZAR 3.0 million) as a recovery to impairments and other write-offs in the December 31, 2006 consolidated statement of earnings.

Write-down of property held for sale

In 2005, the Company wrote down non-operating casino property and land held for sale located in Wells, Nevada to its appraised value less estimated costs to sell. In 2006, the Company wrote off the remaining balance of $0.4 million.

Goodwill impairment

The Company performs annual tests of its goodwill and indefinite lived intangible assets in accordance with SFAS 142. As a result of its 2006 testing, CCI determined that the goodwill at CM was impaired. The value of CM was determined using the present value of future cash flows, which depends on a number of significant estimates including long-term revenue growth, CM’s ability to manage expenses, expected operating margins and the discount rate used to calculate the present value of cash flows.

-F29-

Write-off of property and equipment

For the year ended December 31, 2006, the Company’s majority owned subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete. In 2007, the vendor who sold these assets to the Company replaced approximately $0.2 million of these obsolete assets.

Other

For the year ended December 31, 2007, the Company recorded $0.2 million in losses primarily associated with thefts at certain of our properties.

12.	INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

Amounts in thousands	2007	2006	2005
U.S. Federal – Current	$(1,280)	$(852)	$(172)
U.S. Federal – Deferred	73	(121)	42
Provision for U.S. federal income taxes	(1,207)	(973)	(130)

State – Current	(183)	(122)	(54)
State – Deferred	10	(16)	6
Provision for state income taxes	(173)	(138)	(48)

Foreign – Current	1,544	2,096	720
Foreign – Deferred	109	(851)	(195)
Provision for foreign income taxes	1,653	1,245	525
Total provision for income taxes	$273	$134	$347

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2007	2006	2005
U.S. Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(27.2%)	(32.4%)	(21.0%)
State income tax (net of federal benefit)	(2.1%)	(1.4%)	(0.8%)
Effect of stock option exercises	(3.5%)	(2.3%)	(10.9%)
IRS audit accrual	-	-	2.6%
Permanent and other items	3.5%	4.2%	4.7%
Total effective income tax rate	4.7%	2.1%	8.6%

-F30-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred incomes taxes at December 31, 2007 and 2006 are summarized as follows:

Amounts in thousands Deferred tax assets (liabilities) – U.S. federal and state:	2007	2006
Deferred tax (liabilities) – non-current:
Amortization of goodwill for tax	$(1,320)	$(1,102)
Other	(45)	-
Total deferred tax (liabilities) – non-current	(1,365)	(1,102)

Deferred tax assets – non-current:
Property and equipment	399	666
NOL carryforward	2,919	1,430
Write-down of non-operating casino property	325	181
Excess tax benefits from stock-based payment arrangementss	608	403
FAS 123R stock amortization	309	134
Other	123	51
Total deferred tax assets – non-current	4,683	2,865
Net deferred tax assets – non-current	3,318	1,763

Prepaid expenses – current	(161)	(112)
Accrued liabilities and other – current	156	96
Net deferred tax (liabilities) – current	(5)	(16)
Total deferred tax assets – U.S. federal and state	$3,313	$1,747

Deferred tax assets (liabilities) – foreign:
Deferred tax (liabilities) – non-current:
Property and equipment	$(1,274)	$(563)
Deferred tax assets – non-current:
NOL carryforward	611	1,400
Accrued liabilities and other	1,634	1,306
Total deferred tax assets – non-current	2,245	2,706
Net deferred tax assets – non-current	971	2,143

Accrued liabilities and other – current	339	209
Prepaid expenses – current	(92)	(16)
Net deferred tax assets – current	247	193
Total deferred tax assets – foreign	$1,218	$2,336
Net deferred tax assets	$4,531	$4,083

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa as “major” tax jurisdictions, as defined.

-F31-

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2005-2007
U.S. State – Colorado	2003-2007
Canada	2005-2007
South Africa	1999-2007

As a result of the implementation of FIN 48, the Company recognized a $0.1 million liability for unrecognized tax liabilities related to tax positions taken in prior periods, which is recorded as a component of other long-term accrued liabilities. This increase was accounted for as an adjustment to the opening balance of retained earnings on January 1, 2007.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of earnings before income taxes. Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of earnings.

13.           EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 were computed as follows:

Amounts in thousands, except share data	2007	2006	2005

Basic Earnings Per Share:
Net earnings	$4,933	$7,629	$4,481
Weighted average common shares	23,088,140	22,777,707	15,923,585
Basic earnings per share	$0.21	$0.33	$0.28

Diluted Earnings Per Share:
Net earnings	$4,933	$7,629	$4,481
Weighted average common shares	23,088,140	22,777,707	15,923,585
Effect of dilutive securities:
Stock options and warrants	806,733	1,149,042	2,155,588
Dilutive potential common shares	23,894,873	23,926,749	18,079,173
Diluted earnings per share	$0.21	$0.32	$0.25

The following stock options and warrants are antidilutive and have not been included in the weighted average shares outstanding calculation:

	2007	2006	2005

Stock options and warrants	85,000	25,000	-

-F32-

14.           GEOGRAPHIC INFORMATION

    The following summary provides information concerning the Company’s principal geographic areas as of and for the years ended December 31:

	Long-Lived Assets*
Amounts in thousands	2007	2006	2005

United States	$75,782	$74,099	$52,554

International:
Canada	$37,419	$31,927	$8,750
Africa	42,979	38,687	17,926
Europe	13,668	1,528	854
Total international	94,066	72,142	27,530
Total	$169,848	$146,241	$80,084
        * Long-lived assets consist of property and equipment, goodwill, casino licenses and equity investment.

	Net Operating Revenue
Amounts in thousands	2007	2006	2005
United States	$37,154	$24,889	$17,222

International:
Canada	$19,297	$2,325	$57
Africa	30,134	24,470	17,015
Europe	5,069	4,601	3,151
Total international	54,500	31,396	20,223
Total	$91,654	$56,285	$37,445

15.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

Employee Benefit Plan – In March 1998, the Company adopted a 401(k) Savings and Retirement Plan (the “Plan”). The Plan allows eligible employees to make tax-deferred cash contributions that are matched by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed less than $0.1 million to the Plan in each of 2007, 2006 and 2005.

-F33-

Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense for these leases for the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $0.7 million and $0.4 million, respectively.

The Company has an agreement to lease parking spaces from the City of Cripple Creek through 2010. Under the terms of this agreement, we may purchase the property for $3.3 million, less cumulative lease payments ($0.9 million through December 31, 2007), at any time during the lease term.

Following is a summary of operating lease commitments as of December 31, 2007:

Amounts in thousands
Year ending December 31,	Amount
2008	$1,030
2009	452
2010	358
2011	297
2012	172
Thereafter	971
Total	$3,280

Stock Redemption Requirement - Colorado gaming regulations require the disqualification of any stockholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any stockholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in its Certificate of Incorporation and having terms and conditions as are approved by the board of directors, or a combination thereof.

Hermanus Road Construction – On March 27, 2007, CCAL and the Provincial Government of the Western Cape entered into an agreement whereby CCAL committed a maximum of $1.1 million (ZAR 8.0 million) towards the construction of a highway between Caledon and Hermanus, South Africa. Construction of the road was to begin by April 1, 2008. CCAL has learned that it is more likely than not that construction will not begin by April 1, 2008, thus voiding the terms of the original agreement. As a result, the Company expects that CCAL will no longer be liable for the road construction costs. In addition, the Company expects that CCAL will enter into a new agreement at a later date, the purpose and amount of which cannot presently be determined. The agreement does not have to be with the Provincial Government, but must be approved by the Western Cape Gambling and Racing Board.

Guarantee – As of December 31, 2007, the Company has issued a guarantee of $1.2 million (€0.8 million) to Bank Austria in connection with its listing on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any and all amounts incurred by Bank Austria as a result of claims or damages and lawsuits that an Austrian Depositary Certificate holder may raise or file against the Company.

-F34-

16.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Casino Consulting AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer. Included in the consolidated statements of earnings for the years ended December 31, 2007, 2006 and 2005 are cumulative charges from Flyfish and Focus of $0.7 million, $0.5 million and $0.5 million, respectively.

Erwin Haitzmann, Peter Hoetzinger and their respective family trusts/foundations collectively own 3.5% of CRL’s outstanding shares of common stock.

During 2007, the Company entered into an agreement with a company partially owned by the Chairman of the Board of CNEW (who is also a shareholder of CNEW) whereby the Company agreed to sell a parcel of land for approximately $0.2 million (ZAR 1.3 million). Pursuant to the terms of the agreement, the purchaser proposes to develop a shopping mall attached to the Company’s casino in Newcastle, South Africa. The closing of the agreement is subject to the purchaser satisfying certain conditions, which the Company does not control.

17.           UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2007 and 2006 is as follows:

Amounts in thousands, except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2007
Net operating revenue	$21,061	$22,673	$24,724	$23,196
Earnings from operations	$2,578	$2,384	$3,575	$2,490
Net earnings	$1,542	$1,041	$1,949	$401
Basic earnings per share (1)	$0.07	$0.05	$0.08	$0.02
Diluted earnings per share (1)	$0.06	$0.04	$0.08	$0.02

Amounts in thousands, except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2006
Net operating revenue	$9,474	$11,869	$16,978	$17,964
Earnings (loss) from operations	$1,528	$1,056	$2,666	$(2,000)
Net earnings (2)	$1,690	$1,331	$1,851	$2,757
Basic earnings per share (1)	$0.08	$0.06	$0.08	$0.12
Diluted earnings per share (1)	$0.07	$0.06	$0.08	$0.12
(1)	Sum of quarterly results may differ from annual results presented in the consolidated statement of earnings and Note 13, Earnings per Share, due to rounding.
(2)
During the 4th quarter of 2006, the Company recorded revenue associated with the sale of its interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million).

-F35-