Form 10-Q
period 2008-05-05
CENTURY CASINOS INC /CO/
filed 2008-05-12
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

 OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, $0.01 par value per share, 23,864,067 shares outstanding as of May 9, 2008.

--1--

CENTURY CASINOS, INC.
FORM 10-Q INDEX

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,129	$17,850
Restricted cash	127	112
Receivables, net	805	798
Prepaid expenses	1,113	1,234
Inventories	425	442
Other current assets	448	426
Deferred income taxes – foreign	228	247
Total current assets	16,275	21,109

Property and Equipment, net	124,538	131,877
Goodwill	14,873	15,217
Casino Licenses	9,082	10,780
Deferred Income Taxes – domestic	4,243	3,318
– foreign	769	971
Equity Investment	13,649	11,974
Other Assets	2,820	2,837
Total	$186,249	$198,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,876	$8,745
Accounts payable and accrued liabilities	9,508	9,389
Accrued payroll	2,061	2,230
Taxes payable	3,470	3,534
Deferred income taxes – domestic	5	5
Total current liabilities	22,920	23,903

Long-Term Debt, less current portion	47,943	55,919
Other Long-Term Accrued Liabilities	436	463
Minority Interest	5,124	5,809

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,875,443 and 23,668,443 shares issued, respectively;
23,864,067 and 23,657,067 shares outstanding, respectively	239	237
Additional paid-in capital	72,200	71,223
Accumulated other comprehensive earnings	4,052	7,735
Retained earnings	33,361	32,820
	109,852	112,015
Treasury stock – 11,376 shares at cost	(26)	(26)
Total shareholders’ equity	109,826	111,989
Total	$186,249	$198,083

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for share information	2008	2007
Operating revenue:
Gaming	$19,404	$19,972
Hotel, food and beverage	3,273	2,867
Other	524	493
Gross revenue	23,201	23,332
Less promotional allowances	2,221	2,188
Net operating revenue	20,980	21,144

Operating costs and expenses:
Gaming	8,171	8,153
Hotel, food and beverage	2,558	2,571
General and administrative	6,794	5,823
Depreciation	2,265	2,019

Total operating costs and expenses	19,788	18,566

Earnings from equity investment	460	-
Earnings from operations	1,652	2,578
Non-operating income (expense):
Interest income	69	274
Interest expense	(1,573)	(1,932)
Other income, net	185	828
Non-operating (expense), net	(1,319)	(830)
Earnings before income taxes, minority interest and preferred dividends	333	1,748
(Benefit) provision for income taxes	(372)	324
Earnings before minority interest and preferred dividends	705	1,424
Minority interest in subsidiary (earnings) losses, net	(111)	337
Preferred dividends issued by subsidiary	(53)	(219)
Net earnings	$541	$1,542

Earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.06

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2008	2007

Net earnings	$541	$1,542
Foreign currency translation adjustments	(3,683)	(1,514)
Comprehensive (loss) earnings	$(3,142)	$28

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2008	2007

Cash Flows from Operating Activities:
Net earnings	$541	$1,542

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,265	2,019
Imputed interest	1	44
Amortization of share-based compensation	348	14
Amortization of deferred financing costs	137	110
Deferred tax expense	(824)	(166)
Minority interest in subsidiary earnings (losses)	111	(337)
Earnings from unconsolidated subsidiary	(460)	-
Other	(4)	-
Excess tax benefits from stock-based payment arrangements	(24)	(62)
Changes in operating assets and liabilities:
Receivables	(49)	4
Prepaid expenses and other assets	18	(1,235)
Accounts payable and accrued liabilities	354	(3,855)
Accrued payroll	(62)	(366)
Taxes payable	179	1,555

Net cash provided by (used in) operating activities	2,531	(733)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,160)	(1,839)
Decrease in restricted cash	-	218
Investment in G5 Sp. z o.o.	-	(2,016)
Proceeds from disposition of assets	158	-

Net cash used in investing activities	(1,002)	(3,637)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,125	$7,823
Principal repayments	(10,149)	(20,523)
Excess tax benefits from stock-based payment arrangements	24	62
Deferred financing charges	(7)	(20)
Proceeds from exercise of options	607	106

Net cash used in financing activities	(5,400)	(12,552)

Effect of Exchange Rate Changes on Cash	(850)	(1,238)

Decrease in Cash and Cash Equivalents	(4,721)	(18,160)

Cash and Cash Equivalents at Beginning of Period	17,850	34,969

Cash and Cash Equivalents at End of Period	$13,129	$16,809

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the three months ended March 31,
	2008	2007
Interest paid	$1,212	$1,703
Income taxes paid	$4	$-

Supplemental Disclosure of Non-cash Financing Activities:

Please refer to Note 3 to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions.

See notes to condensed consolidated financial statements.

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2008, the Company owns and/or manages casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which we have a majority ownership position. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (”CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other international projects in various stages of development.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and
Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2007 financial information in order to conform to the 2008 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

	March 31, 2008	December 31, 2007	March 31, 2007
Canadian Dollars (CAD)	1.02790	0.9881	1.1529
Czech Koruna (CZK)	15.9860	18.2240	20.9160
Euros (€)	0.6328	0.6849	0.7478
Polish Zloty (PLN)	2.2278	2.4703	2.8916
South African Rand (ZAR)	8.1450	6.8618	7.2968
Source: Pacific Exchange Rate Service

--8--

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact, if any, on the condensed consolidated financial statements.

3.   ACQUISITION

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

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheets.

4.   EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL as of March 31, 2008:

Amounts in thousands	As of
March 31, 2008
Balance Sheet:
Current assets	$6,668
Noncurrent assets	$23,127
Current liabilities	$20,085
Noncurrent liabilities	$2,036

For the Three Months ended March 31, 2008
Operating Results:
Net operating revenue	$16,277
Net earnings	$1,380

The Company’s maximum exposure to losses at March 31, 2008 is $13.6 million, the value of its equity investment in CPL. Of the $13.6 million, $11.4 million relates to goodwill recorded at the time of our acquisition of our 33.3% ownership interest.

--9--

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net revenue.

The Company issues free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time in the subsequent month. We expect the net win from a customer visit to be in excess of the value of the coupon utilized. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

Members of the Company’s casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of our casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period that the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statements of earnings for the three-month periods ended March 31, 2008 and 2007 include the following:

	For the three months ended March 31,
Amounts in thousands	2008	2007
Food & Beverage and Hotel	$814	$689
Free Plays or Coupons	810	788
Player Points	597	711
Total Promotional Allowances	$2,221	$2,188

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

--10--

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The (benefit) provision for income tax expense consists of the following:

	For the three months ended March 31,
Amounts in thousands	2008	2007
Benefit for U.S. federal income taxes	$(788)	$(62)
Benefit for state income taxes	(113)	(9)
Provision for foreign income taxes	529	395
Total (benefit) provision for income taxes	$(372)	$324

The (benefit) provision for income taxes is summarized by jurisdiction in the table below:

Amounts in thousands	For the three months ended March 31, 2008			For the three months ended March 31, 2007
	Pre-tax income	Income tax	Tax rate	Pre-tax income	Income tax	Tax rate
Canada	$722	$227	31.4%	$(52)	$(22)	42.3%
United States	(2,836)	(901)	31.8%	(613)	(71)	11.6%	(a)
South Africa	878	255	29.0%	839	369	44.0%
Mauritius	1,367	41	3.0%	1,522	46	3.0%
Austria	(119)	6	-5.0%	18	2	11.1%
Czech Republic	(139)	-	-	34	-	-
Poland	460	-	-	-	-	-
Total	$333	(372)	-111.7%	$1,748	$324	18.5%
(a) Pre-tax income in the United States for the three months ended March 31, 2007 includes $0.5 million in losses that were allocated to the minority partner in Central City, Colorado.

On December 31, 2007, the Company purchased the remaining 35% interest in CC Tollgate LLC from the minority partner in the project. Prior to this date, the Company did not record a provision for income tax on the losses allocated to the minority partner.

--11--

7.           EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were computed as follows:

Amounts in thousands, except for share information	For the three months ended March 31,
	2008	2007
Basic Earnings Per Share:
Net earnings	$541	$1,542
Weighted average common shares	23,302,562	23,027,661
Basic earnings per share	$0.02	$0.07

Diluted Earnings Per Share:
Net earnings	$541	$1,542
Weighted average common shares	23,302,562	23,027,661
Effect of dilutive securities using the treasury stock method:
Stock options and warrants	329,514	950,566
Dilutive potential common shares	23,632,076	23,978,227
Diluted earnings per share	$0.02	$0.06

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended March 31,
	2008	2007
Stock options and warrants	77,500	-
Unvested restricted stock	400,000	-

8.           SEGMENT AND GEOGRAPHIC INFORMATION

Beginning in the fourth quarter 2007, the Company modified its segment reporting from seven reportable segments to one reportable segment, as the Company now believes that its properties can be aggregated together in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Based on a review of SFAS 131, the Company has determined that it operates primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at its casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Prior period segments have been restated to conform to the current presentation.

--12--

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	March 31, 2008	December 31, 2007

United States	$74,990	$75,782

International:
Canada	$35,752	$37,419
Africa	36,099	42,979
Europe	15,301	13,668
Total international	87,152	94,066
Total	$162,142	$169,848
* Long-lived assets consist of property and equipment, goodwill, casino licenses and equity investment.

	Net Operating Revenue
	For the Three Months Ended March 31,
Amounts in thousands	2008	2007
United States	$7,291	$8,580

International:
Canada	$5,557	$4,152
Africa	6,931	7,037
Europe	1,201	1,375
Total international	13,689	12,564
Total	$20,980	$21,144

9.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Debt Covenants – The Company has met all covenant terms except the adjusted fixed charge coverage (“AFCC”) covenant related to its term loan at Central City, Colorado. The Company experienced a large cumulative loss at Central City in fiscal year 2007 related to several non-cash factors. On April 28, 2008, the Company received a written waiver from its lender related to this covenant in exchange for approximately $0.2 million. The AFCC ratio is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof as defined in the loan agreement) divided by debt service costs (principal plus interest).  The minimum AFCC ratio reduces until such time that there are four full trailing quarters with principal payments at the end of the third quarter. Based on a calendar year 2008 forecast that has been revised to account for the recent economic downturn, the Company expects to be in compliance with the AFCC covenant in subsequent periods.

--13--

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the sections entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of this report. We caution the reader to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Amounts presented in this Item 2 are rounded to whole dollar amounts. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

OVERVIEW

Since our inception, we have been primarily engaged in developing and operating gaming establishments and related lodging and restaurant facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenues generated from the hotel and restaurant facilities that are a part of the casinos.

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

Furthermore, we own a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long term decision making is controlled by a supervisory board consisting of three persons. As we are the only shareholder with experience in the gaming industry, we chair both the management board and the supervisory board. No material decisions can be made without our consent, including the removal of the chairman of each board. Based on this influence, management believes that it is appropriate to account for our investment in CPL as a component of our operations.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

--14--

Beginning in the fourth quarter of fiscal year 2007, we modified our segment reporting from seven reportable segments to one reportable segment in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, we have determined that we operate primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. Prior period segments have been restated to conform to the current presentation.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

Presentation of Foreign Currency Amounts - Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction.  Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred.  The average exchange rates to the U.S. Dollar used to translate balances during each reported period are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Canadian Dollars (CAD)	1.0046	1.1694
Czech Koruna (CZK)	17.0697	21.2867
Euros (€)	0.6678	0.7593
Polish Zloty (PLN)	2.3871	N/A
South African Rand (ZAR)	7.5502	7.2243
Source: Pacific Exchange Rate Service

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2008 and 2007 are below (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Gaming revenue	$19,404	$19,972
Net operating revenue	20,980	21,144
Total operating costs and expenses	19,788	18,566
Earnings from equity investments	460	-
Earnings from operations	1,652	2,578
Net earnings	541	1,542
Earnings per share
Basic	0.02	0.07
Diluted	0.02	0.06

The decrease in net operating revenue from $21.1 million for the three months ended March 31, 2007 to $21.0 million for the three months ended March 31, 2008 is primarily the result of a decline in operations at our property in Cripple Creek, Colorado and a decline in the average exchange rate between the U.S. dollar and South African Rand, offset by increased revenues at our property in Edmonton. Further declines in the average exchange rate between the U.S. dollar and South African Rand may harm our South African results. The increase in operating costs and expenses from $18.6 million for the three months ended March 31, 2007 to $19.8 million for the three months ended March 31, 2008 are the result of an increase in general and administrative costs primarily related to the amortization of restricted stock, as well as an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007.

--15--

The decrease in net earnings from $1.5 million for the three months ended March 31, 2007 to $0.5 million for the three months ended March 31, 2008 is primarily the result of the decline in overall operations and a decline in foreign currency gains recognized period over period of $0.6 million, offset by the recording of our share of earnings from our investment in Poland of $0.5 million and a decline in net interest charges of $0.2 million. We did not begin recording earnings from the investment in Poland until April 2007.

Net operating revenue by property for the three months ended March 31, 2008 and 2007 is summarized below (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,557	$4,152
Womacks (Cripple Creek, Colorado)	2,882	4,059
Century Casino & Hotel (Central City, Colorado)	4,407	4,515
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	4,218	4,384
Century Casino & Hotel (Newcastle, South Africa)	2,713	2,653
Casino Millennium (Prague, Czech Republic)	518	669
Cruise Ships	683	706
Casinos Poland (Poland)(1)	-	-
Corporate	2	6
Net operating revenue	$20,980	$21,144
(1)	Acquired March 12, 2007 and accounted for as an equity investment.

Earnings and (losses) from operations by property for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,557	$703
Womacks (Cripple Creek, Colorado)	(134)	904
Century Casino & Hotel (Central City, Colorado)	81	365
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	1,195	1,417
Century Casino & Hotel (Newcastle, South Africa)	646	640
Casino Millennium (Prague, Czech Republic)	(126)	76
Cruise Ships	84	84
Casinos Poland (Poland) (1)	460	-
Corporate	(2,111)	(1,611)
Earnings from operations	$1,652	$2,578
(1)	Acquired March 12, 2007 and accounted for as an equity investment.

--16--

Revenue

Net operating revenue for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Variance	Percentage Variance

Gaming	$19,404	$19,972	$(568)	(2.8%)
Hotel, food and beverage	3,273	2,867	406	14.2%
Other	524	493	31	6.3%
Gross revenue	23,201	23,332	(131)	(0.6%)
Less promotional allowances	(2,221)	(2,188)	(33)	1.5%
Net operating revenue	$20,980	$21,144	$(164)	(0.8%)

Gaming revenue

Gaming revenue decreased by $0.6 million, or 2.8%, from $20.0 million for the three months ended March 31, 2007 to $19.4 million for the three months ended March 31, 2008. Improved gaming revenue at our casino in Edmonton was offset by a decline in our Colorado operations.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $1.0 million, or 30.8%, from $3.1 million for the three months ended March 31, 2007 to $4.1 million for the three months ended March 31, 2008, primarily due to increased play at the casino resulting from more slot machines and increased traffic from the showroom, as well as an improvement in the exchange rate between the U.S. dollar and Canadian dollar. Gaming revenue in Canadian dollars increased by CAD 0.5 million to CAD 4.1 million for the three months ended March 31, 2008. This increase is the result of an increase of 16% in slot revenue and 14% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 as of March 31, 2007 to 650 as of March 31, 2008. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007.

Gaming revenue at Womacks decreased by $1.1 million, or 24.5%, from $4.5 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008. Management believes that gaming revenue was negatively impacted by a 12.7% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. In addition, management believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the total machines on the floor to Ticket in/Ticket (“TITO”) out devices. We are currently reviewing various strategies to increase gaming revenue at Womacks. Our market share of the Cripple Creek gaming revenue declined from 12.0% for the first quarter of 2007 to 10.8% for the first quarter of 2008.

--17--

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.3 million, or 4.4%, from $5.1 million for the three months ended March 31, 2007 to $4.8 million for the three months ended March 31, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 9.3% decline in the Central City gaming market, which is where our casino is located, and  can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased from 26.8% for the first quarter of 2007 to 28.2% for the first quarter of 2008.

Gaming revenue at our casino in Caledon, South Africa decreased by $0.1 million, or by 2.7% from $3.6 million for the three months ended March 31, 2007 to $3.5 million for the three months ended March 31, 2008, due to the decline in the average exchange rate between the U.S. dollar and the South African Rand.  Gaming revenue in Rand increased by ZAR 0.3 million to ZAR 26.7 million for the three months ended March 31, 2008. In May 2007, we increased the number of slot machines on the floor from 350 to 370. This resulted in a slight decline in our slot win per day of 3.0% for the three months ended March 31, 2008. Our market share of the Western Cape gaming revenue declined from 4.9% for the three months ended March 31, 2007 to 4.7% for the three months ended March 31, 2008. The Western Cape operates with the maximum permitted number of casinos.

Gaming revenue at the Century Casino & Hotel in Newcastle, South Africa remained flat at $2.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2008, a result of the decline in the average exchange rate between the U.S. dollar and the South African Rand. Gaming revenue in Rand increased by ZAR 0.9 million to ZAR 17.9 million for the three months ended March 31, 2008. Our market share of the Kwazulu-Natal gaming revenue declined slightly from 3.4% for the three months ended March 31, 2007 to 3.3% for the three months ended March 31, 2008.

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operate decreased by $0.1 million, or 10.3%, from $1.3 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008, primarily due to a decline in gaming revenue at the Century Casino Millennium resulting from a decline in patronage at the casino. In addition, our revenue related to these operations fluctuate significantly with the quality of their players. Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.4 million, or 14.2%, from $2.9 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008. Our hotel in Edmonton did not open until March 2007. As a result, hotel, food and beverage revenue for Edmonton increased $0.3 million period over period.

Promotional allowances

Promotional allowances remained flat at $2.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2008. Promotional allowances at Womacks increased $0.1 million, the direct result of the implementation of an automated dispensing system used to track beverages. This increase was offset by a decrease of $0.1 million in promotional allowances at our casino in Central City, the direct result of a decline in gaming revenue at the property. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. As a result, promotional allowances neither increase nor decrease our overall net operating revenue.

--18--

Operating Costs and Expenses

Operating costs and expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Variance	Percentage Variance

Gaming	$8,171	$8,153	$18	0.2%
Hotel, food and beverage	2,558	2,571	(13)	(0.5%)
General and administrative	6,794	5,823	971	16.7%
Depreciation	2,265	2,019	246	12.2%
Total operating costs and expenses	$19,788	$18,566	$1,222	6.6%

Gaming expenses

Gaming expenses increased slightly from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to increased expenses at our casino in Edmonton that are directly related to increased gaming revenue which were offset by declines in gaming expenses at our remaining casinos.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.4 million, or 25.1%, from $1.2 million for the three months ended March 31, 2007 to $1.6 million for the three months ended March 31, 2008. This increase is primarily due to a $0.2 million increase in payroll expense resulting from the introduction of 24-hour poker in the fourth quarter of 2007.

Gaming expenses at Womacks decreased $0.1 million, or 7.3%, from $1.4 million for the three months ended March 31, 2007 to $1.3 million for the three months ended March 31, 2008. The decrease in 2008 is the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue.  Womacks was not able to offset the decrease in revenue by decreasing variable expenses in the first quarter of 2008 but management has since reduced staff levels as part of a plan to bring expenses back in line with revenue levels. Management continues to evaluate various marketing strategies that are needed to attract customers back to the casino.

Gaming expenses at the Century Casino & Hotel in Newcastle decreased by $0.1 million, or 12.8%, from $1.0 million for the three months ended March 31, 2007 to $0.9 million for the three months ended March 31, 2008. The decrease in gaming expenses is primarily the result of several small decreases in payroll expenses, marketing expenses and leased equipment.

Gaming expenses at our remaining properties remained flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2008 as slight increases in payroll and slot conversion expenses were offset by decreases in marketing expenditures and gaming taxes.

Hotel, food and beverage expenses

Hotel, food and beverage expenses remained flat at $2.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2008. For the three months ended March 31, 2007, we were operating a dinner theater in Edmonton that was incurring significant costs. We closed the dinner theater in the second quarter of 2007, resulting in a decrease in overall hotel, food and beverage expenses at the casino. The facility has since been reopened as a showroom/conference center and now operates at improved cost levels.

--19--

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 16.7%, from $5.8 million for the three months ended March 31, 2007 to $6.8 million for the three months ended March 31, 2008. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased by $0.2 million, or 22.3%, from $1.0 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008. The increase is primarily the result of an increase in utility charges of $0.1 million and an increase in payroll expense of $0.1 million.

General and administrative expenses at Womacks decreased by $0.1 million, or 9.9%, from $1.0 million for the three months ended March 31, 2007 to $0.9 million for the three months ended March 31, 2008, primarily due to decreases in insurance charges.

General and administrative expenses at the Century Casino & Hotel in Central City, Colorado increased by $0.2 million, or 23.2%, from $0.9 million for the three months ended March 31, 2007 to $1.1 million for the three months ended March 31, 2008. The increase is primarily the result of a $0.2 million increase in our property tax accrual.

General and administrative expenses at the Caledon remained flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2008.  Increases in payroll expenses resulting from additional wages at the casino and from corporate allocations offset decreases in professional fees.

General and administrative expenses at the Century Casino & Hotel in Newcastle, South Africa increased by $0.2 million, or 24.2%, from $0.5 million for the three months ended March 31, 2007 to $0.7 million for the three months ended March 31, 2008. The increase is primarily the result of increases in payroll, professional fees and taxes.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships remained flat for the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

Corporate expenses increased by $0.4 million, or 30.0%, from $1.6 million for the three months ended March 31, 2007 to $2.0 million for the three months ended March 31, 2008. The increase in 2008 is primarily due to a $0.4 million increase in payroll expense due to the amortization of costs associated with restricted stock and stock options issued in July 2007 and $0.1 million in increased legal, accounting and other professional fees.

At March 31, 2008, there was $2.8 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock remaining to be recognized. Of this amount, $1.1 million will be recognized during 2008, and $1.7 million will be recognized in subsequent years through 2011.

Depreciation

Depreciation expense increased by $0.3 million, or 12.2%, from $2.0 million for the three months ended March 31, 2007 to $2.3 million for the three months ended March 31, 2007. This increase in depreciation expense is primarily due to $1.6 million of gaming equipment and non-gaming equipment additions during 2007. These assets are depreciated over periods varying from three to seven years.

--20--

Non-operating income (expense)

Non-operating income (expense) for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Variance	Percentage Variance

Interest income	$69	$274	$(205)	(74.8%)
Interest expense	(1,573)	(1,932)	359	(18.6%)
Gains of foreign currency translation and other	185	828	(643)	(77.7%)
Non-operating expense	$(1,319)	$(830)	$(489)	58.9%

Interest income

Interest income is directly related to the cash reserves we have on hand. For the three months ended March 31, 2007, these cash reserves included amounts raised from a stock offering in 2005 and the exercise of stock options that were deposited in interest-bearing accounts. During 2007, we repaid approximately $12.7 million of principal towards our loan associated with our casino in Central City, Colorado. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest expense

Interest expense decreased $0.3 million, or 18.6%, from $1.9 million for the three months ended March 31, 2007 to $1.6 million for the three months ended March 31, 2008. This is primarily due to a decrease in interest rates and a decrease in our average debt balance from $72.3 million for the three months ended March 31, 2007 to $60.4 million for the three months ended March 31, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and a one-time charge for the three months ended March 31, 2008 of $0.2 million for a waiver related to a financial covenant towards our Central City debt, was 8.4% and 10.0% for the three months ended March 31, 2008 and 2007, respectively.

Gain of foreign currency transactions and other

We recognized foreign currency gains of $0.2 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively, resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African Rand.

Other Items

Earnings from equity investment

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owns 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We began reporting our share of CPL’s earnings in April 2007. For the three months ended March 31, 2008, we recorded $0.5 million of earnings from our investment in CPL.

--21--

Taxes

Our effective tax rate was -111.7% and 18.5% for the three months ended March 31, 2008 and 2007, respectively. The mix of domestic losses and foreign earnings significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. For the three months ended March 31, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $2.8 million compared to pre-tax earnings at our remaining operations of $3.2 million. Our taxes are further adjusted for non-deductible permanent differences.

Minority interest in subsidiary earnings and losses

For the three months ended March 31, 2008. we allocated earnings of $0.1 million to various parties who hold a minority interest in our properties. For the three months ended March 31, 2007, we allocated losses of $0.3 million to these parties. For the 2007 period, we allocated approximately $0.5 million in losses to a former partner at our Central City casino. On December 31, 2007, we purchased this partner’s interest in the casino. As a result, we now retain all the earnings and losses for the casino in Central City.

Preference dividends issued by subsidiary

Preference shareholders of our subsidiary, Century Casinos Caledon (Pty) Ltd., are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon, Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. Dividends issued by Caledon to preference shareholders decreased by $0.2 million, or 75.8%, from $0.2 million for the three months ended March 31, 2007 to $0.1 million for the three months ended March 31, 2008. The dividends issued for the three months ended March 31, 2007 included a one time dividend payment of $0.2 million to a preference shareholder who exchanged its original preference shares for a new class of preference shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $13.1 million at March 31, 2008, and the Company had negative working capital (current assets minus current liabilities) of $6.6 million compared to cash and cash equivalents of $17.9 million and negative working capital of $2.8 million at December 31, 2007.

We use the cash flows that we generate to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the three months ended March 31, 2008, $2.5 million of net cash was provided by operating activities. For the three months ended March 31, 2007, $0.7 million of net cash was used in operating activities.  The change from the 2007 period relates primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations.

Cash used in investing activities of $1.0 million for the first three months of 2008 consisted of $0.4 million in capital project additions at Womacks; $0.1 million of furniture and non-gaming equipment additions in Edmonton; $0.5 million in capital project additions at Caledon; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by $0.2 million received from the disposition of assets.

--22--

Cash used in investing activities of $3.6 million for the first three months of 2007 consisted of $2.0 million towards the acquisition of G5; $0.1 million in property and equipment additions at Womacks; $0.4 million towards construction in Edmonton; $0.2 million in gaming equipment additions in Central City; $0.8 million towards property improvements and furniture and fixtures in Newcastle; and $0.3 million of cumulative additions at our other remaining properties. These cash payments were offset by the release of $0.2 million of restricted cash in Edmonton.

Cash used in financing activities of $5.4 million for the first three months of 2008 consisted of repayments of $0.6 million towards the Central City term loan; repayment of $0.4 million towards the Edmonton term loan; net repayments of $4.2 million towards the Womacks revolving credit facility; net repayments of $0.6 million towards our South African debt; and other debt repayments of $0.2 million. These repayments were offset by $0.6 million of proceeds from stock option exercises.

Cash used in financing activities of $12.6 million for the first three months of 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $0.8 million towards the Womacks revolving credit facility; and net repayments of $0.8 million towards our South African debt. These repayments were offset by borrowings of $0.9 million under the loan agreement for the Edmonton property and $0.2 million of proceeds and tax benefits from stock option exercises.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase up to $5.0 million of our outstanding common stock.  We did not purchase any shares of our common stock on the open market during the three months ended March 31, 2008 and 2007. The total remaining authorization under the repurchase program was $1.2 million as of March 31, 2008. The repurchase program has no set expiration or termination date.

Sources of Liquidity

In addition to our cash on hand, additional liquidity at Womacks may be provided by our revolving credit facility with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $10.0 million and no unused borrowing capacity, based on Womacks’ current EBITDA, at March 31, 2008. The borrowing capacity on Womacks’ revolving credit facility is re-measured at the end of each quarter. Management believes that it is unlikely we will have any significant capacity in 2008.  The maturity date of the borrowing commitment is December 2009. Borrowings under the credit facility may be used for capital expenditures and working capital at Cripple Creek and corporate headquarters. Womacks is also permitted to make cash distributions to us up to the amount of our capital contributions subject to a limitation based on Womacks’ current EBITDA.

Additional liquidity for our Central City property may be provided by our $2.5 million revolving line of credit with Wells Fargo. The revolving line of credit matures on November 21, 2011. Availability under the line of credit is conditional upon CC Tollgate LLC’s compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties. For the quarter ended March 31, 2008, we have met all covenant terms related to this loan agreement except the adjusted fixed charge coverage (“AFCC”) covenant. On April 28, 2008, we received a written waiver from our lender related to this covenant in exchange for approximately $0.2 million. Based on a calendar year 2008 forecast that has been revised to account for the recent economic downturn, we expect to be in compliance with the AFCC covenant in subsequent periods.

We are currently reviewing strategies to reduce our overall interest charges. This includes, but is not limited to, the refinancing of some or all of our outstanding debt. The Company is also negotiating a revolving credit facility with a South African bank as a means of providing additional liquidity.

--23--

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from gaming operations. Expected short-term uses of cash include ordinary operations, foreign income tax payments, and interest and principal payments on outstanding debt.

We believe that our cash at March 31, 2008, together with expected cash flows from operations, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations.  We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets.  We may be unable to obtain additional debt or equity financing on acceptable terms or at all.  As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion and/or renovation of existing properties.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers, Principal Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--24--

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

The information presented below updates and should be read in conjunction with Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in the Form 10-K and this report, you should carefully consider the facts discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

A downturn in general economic and geopolitical conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions. Our business is fueled by discretionary income. Recessions or downturns in the general economies in which we operate could result in fewer customers visiting our properties, which would adversely affect our results of operations. Our operations in Colorado and in Caledon, South Africa are located approximately one hour away from the major markets they serve. Management believes that rising fuel prices and the introduction of a smoking ban at all casinos in 2008 (in Colorado) has contributed to a decline in these markets.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that we or our subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. For the three months ended March 31, 2008, we paid approximately $0.2 million to obtain a waiver towards a financial covenant on our debt in Central City, Colorado.

We may be required in the future to record impairment losses related to the indefinite lived intangible assets and the equity investment we currently carry on our balance sheet.

We have $14.9 million of goodwill, $9.1 million of casino licenses and a $13.6 million equity investment as of March 31, 2008. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the goodwill, the casino licenses or the equity investment carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2006, we recorded an impairment of goodwill related to our investment in Prague, Czech Republic of approximately $0.2 million. If operations at Womacks do not improve in future periods, we may be required to record an impairment of goodwill up to $7.2 million.

--25--

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

--26--

SIGNATURES:

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: May 9, 2008

--27--

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

--28--