Form 10-Q
period 2008-07-28
CENTURY CASINOS INC /CO/
filed 2008-08-11
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

2860 South Circle Drive, Suite 350, Colorado Springs, Colorado 80906
(Address of principal executive offices)
(Zip Code)

(719) 527-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
23,884,067 shares of common stock, $0.01 par value per share, were outstanding as of July 31, 2008.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,369	$17,850
Restricted cash	134	112
Receivables, net	831	798
Prepaid expenses	1,161	1,234
Inventories	578	442
Other current assets	461	426
Deferred income taxes – foreign	367	247
Total current assets	12,901	21,109

Property and Equipment, net	124,607	131,877
Goodwill	14,952	15,217
Casino Licenses	9,477	10,780
Deferred Income Taxes – domestic	5,088	3,318
– foreign	483	971
Equity Investment	14,445	11,974
Other Assets	2,747	2,837
Total	$184,700	$198,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,450	$8,745
Accounts payable and accrued liabilities	7,379	9,389
Accrued payroll	2,104	2,230
Taxes payable	2,662	3,534
Deferred income taxes – domestic	5	5
Total current liabilities	20,600	23,903

Long-Term Debt, less current portion	45,338	55,919
Other Long-Term Accrued Liabilities	436	463
Minority Interest	5,377	5,809

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,895,443 and 23,668,443 shares issued, respectively;
23,884,067 and 23,657,067 shares outstanding, respectively	239	237
Additional paid-in capital	72,614	71,223
Accumulated other comprehensive earnings	5,926	7,735
Retained earnings	34,196	32,820
	112,975	112,015
Treasury stock – 11,376 shares at cost	(26)	(26)
Total shareholders’ equity	112,949	111,989
Total	$184,700	$198,083

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands, except for share information	2008	2007	2008	2007
Operating revenue:
Gaming	$19,533	$21,489	$38,937	$41,378
Hotel, food and beverage	3,388	2,979	6,661	5,846
Other	554	446	1,078	939
Gross revenues	23,475	24,914	46,676	48,163
Less promotional allowances	1,929	2,241	4,150	4,429
Net operating revenue	21,546	22,673	42,526	43,734

Operating costs and expenses:
Gaming	8,158	8,473	16,329	16,568
Hotel, food and beverage	2,479	2,542	5,037	5,125
General and administrative	6,778	6,984	13,572	12,785
Impairments and other write-offs, net of recoveries	-	40	-	25
Depreciation	2,311	2,304	4,576	4,323

Total operating costs and expenses	19,726	20,343	39,514	38,826

Earnings from equity investment	88	54	548	54
Earnings from operations	1,908	2,384	3,560	4,962
Non-operating income (expense):
Interest income	56	443	125	717
Interest expense	(1,336)	(1,699)	(2,909)	(3,631)
Other (expense) income, net	(6)	(41)	179	787
Non-operating (expense), net	(1,286)	(1,297)	(2,605)	(2,127)
Earnings before income taxes, minority interest and preferred dividends	622	1,087	955	2,835
(Benefit) provision for income taxes	(332)	304	(704)	628
Earnings before minority interest and preferred dividends	954	783	1,659	2,207
Minority interest in subsidiary (earnings) losses, net	(69)	315	(180)	652
Preferred dividends issued by subsidiary	(50)	(57)	(103)	(276)
Net earnings	$835	$1,041	$1,376	$2,583

Earnings per share:
Basic	$0.04	$0.05	$0.06	$0.11
Diluted	$0.04	$0.04	$0.06	$0.11

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2008	2007	2008	2007

Net earnings	$835	$1,041	$1,376	$2,583
Foreign currency translation adjustments	1,874	2,677	(1,809)	1,163
Comprehensive earnings (loss)	$2,709	$3,718	$(433)	$3,746

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2008	2007

Cash Flows from Operating Activities:
Net earnings	$1,376	$2,583

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,576	4,323
Loss on disposition of fixed assets	34	-
Imputed interest	1	88
Amortization of share-based compensation	697	28
Amortization of deferred financing costs	253	236
Deferred tax expense	(1,496)	(301)
Minority interest in subsidiary earnings (losses)	180	(652)
Earnings from unconsolidated subsidiary	(548)	(54)
Excess tax benefits from stock-based payment arrangements	(24)	(62)
Changes in operating assets and liabilities:
Receivables	(47)	127
Prepaid expenses and other assets	(113)	(697)
Accounts payable and accrued liabilities	(1,760)	(3,795)
Accrued payroll	(84)	(249)
Taxes payable	(683)	(307)

Net cash provided by operating activities	2,362	1,268

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,120)	(6,014)
Decrease in restricted cash	-	202
Investment in G5 Sp. z o.o.	-	(2,016)
Proceeds from disposition of assets	163	13

Net cash used in investing activities	(1,957)	(7,815)

(continued)

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	$9,471	$12,988
Principal repayments	(18,140)	(26,606)
Excess tax benefits from stock-based payment arrangements	24	62
Deferred financing charges	(34)	(40)
Proceeds from exercise of options	672	106

Net cash used in financing activities	(8,007)	(13,490)

Effect of Exchange Rate Changes on Cash	(879)	(739)

Decrease in Cash and Cash Equivalents	(8,481)	(20,776)

Cash and Cash Equivalents at Beginning of Period	17,850	34,969

Cash and Cash Equivalents at End of Period	$9,369	$14,193

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the six months ended June 30,
	2008	2007
Interest paid	$2,647	$4,005
Income taxes paid	$357	$1,390

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

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2008, the Company owns and/or manages casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which the Company has a majority ownership position. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (”CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other international projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2008	December 31, 2007	June 30, 2007
Canadian dollar (CAD)	1.0186	0.9881	1.0634
Czech koruna (CZK)	15.1830	18.2240	21.2340
Euros (€)	0.6350	0.6849	0.7397
Polish zloty (PLN)	2.1287	2.4703	2.7852
South African rand (ZAR)	7.8054	6.8618	7.0471
Source: Pacific Exchange Rate Service

--8--

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact of FSP SFAS 142-3 on the condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. SFAS 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact, if any, on the condensed consolidated financial statements.

3.    ACQUISITION

On March 12, 2007, Century Casinos Europe (“CCE”) purchased G5 Sp. z o.o, a Polish entity that owned a 33.3% interest in CPL. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,164
Accounts payable and accrued liabilities	(497)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheets.

--9--

4.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL:

Amounts in thousands	As of June 30, 2008	As of December 31, 2007
Balance Sheet:
Current assets	$6,416	$3,225
Noncurrent assets	$22,378	$20,978
Current liabilities	$19,768	$17,757
Noncurrent liabilities	$2,203	$1,825

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	March 12, 2007 through May 31, 2007
Operating Results:
Net operating revenue	$14,027	$30,304	$14,132
Net earnings	$264	$1,644	$164

The Company’s maximum exposure to losses at June 30, 2008 is $14.4 million, the value of its equity investment in CPL. Of the $14.4 million, $11.6 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

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

--10--

Promotional allowances presented in the condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2008 and 2007 include the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2008	2007	2008	2007
Hotel, Food & Beverage	$819	$772	$1,633	$1,461
Free Plays or Coupons	604	823	1,414	1,611
Player Points	506	646	1,103	1,357
Total Promotional Allowances	$1,929	$2,241	$4,150	$4,429

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The (benefit) provision for income tax expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2008	2007	2008	2007
Benefit for U.S. federal income taxes	$(781)	$(77)	$(1,569)	$(138)
Benefit for state income taxes	(111)	(11)	(224)	(20)
Provision for foreign income taxes	560	392	1,089	786
Total (benefit) provision for income taxes	$(332)	$304	$(704)	$628

The (benefit) provision for income taxes is summarized by jurisdiction in the table below:

Amounts in thousands	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,062	$299	28.2%	$(23)	$17	(73.9%)
United States	(2,321)	(892)	38.4%	(544)	(88)	16.2%	(a)
South Africa	606	217	35.8%	836	337	40.3%
Mauritius	1,267	38	3.0%	902	29	3.2%
Austria	52	6	11.5%	75	9	12.0%
Czech Republic	(33)	-	-%	(86)	-	-%
Poland	(11)	-	-%	(73)	-	-%
Total	$622	(332)	(53.4%)	$1,087	$304	28.0%
(a) pre-tax income in the United States for the three months ended June 30, 2007 includes $0.4 million in losses that were allocated to the minority partner in Central City, Colorado.

--11--

Amounts in thousands	For the six months ended June 30, 2008			For the six months ended June 30, 2007
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,784	$526	29.5%	$(45)	$(6)	13.3%
United States	(5,305)	(1,793)	33.8%	(1,157)	(158)	13.7%	(a)
South Africa	1,484	472	31.8%	1,675	706	42.1%
Mauritius	2,634	79	3.0%	2,424	75	3.1%
Austria	(67)	12	(17.9%)	93	11	11.8%
Czech Republic	(172)	-	-%	(52)	-	-%
Poland	597	-	-%	(103)	-	-%
Total	$955	(704)	(73.7%)	$2,835	$628	22.2%
(a) pre-tax income in the United States for the six months ended June 30, 2007 includes $0.9 million in losses that were allocated to the minority partner in Central City, Colorado.

On December 31, 2007, the Company purchased the remaining 35% interest in CC Tollgate LLC from the minority partner in the project. Prior to this date, the Company did not record a provision for income tax on the losses allocated to the minority partner.

7.           EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were computed as follows:

Amounts in thousands, except for share information	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Net earnings	$835	$1,041	$1,376	$2,583
Weighted average common shares	23,468,243	23,051,067	23,386,540	23,039,429
Basic earnings per share	$0.04	$0.05	$0.06	$0.11

Diluted Earnings Per Share:
Net earnings	$835	$1,041	$1,376	$2,583
Weighted average common shares	23,468,243	23,051,067	23,386,540	23,039,429
Effect of dilutive securities using the treasury stock method:
Stock options and warrants	99,980	836,855	216,426	895,974
Dilutive potential common shares	23,568,223	23,887,922	23,602,966	23,935,403
Diluted earnings per share	$0.04	$0.04	$0.06	$0.11

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Stock options and warrants	77,500	-	77,500	-
Unvested restricted stock	400,000	-	400,000	-

--12--

8.           SEGMENT AND GEOGRAPHIC INFORMATION

Beginning in the fourth quarter of 2007, the Company modified its segment reporting from seven reportable segments to one reportable segment, because the Company now believes that its properties can be aggregated together in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Based on a review of SFAS 131, the Company has determined that it operates primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at its casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Prior period segments have been restated to conform to the current presentation.

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	June 30, 2008	December 31, 2007

United States	$74,052	$75,782

International:
Canada	$35,883	$37,419
Africa	37,523	42,979
Europe	16,023	13,668
Total international	89,429	94,066
Total	$163,481	$169,848
* Long-lived assets consist of property and equipment, goodwill, casino licenses and equity investment.

	Net Operating Revenue
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2008	2007	2008	2007
United States	$7,477	$9,501	$14,768	$18,081

International:
Canada	$5,795	$4,480	$11,352	$8,632
Africa	6,957	7,471	13,888	14,508
Europe	1,317	1,221	2,518	2,513
Total international	14,069	13,172	27,758	25,653
Total	$21,546	$22,673	$42,526	$43,734

--13--

9.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Debt Covenants –  For the three months ended March 31, 2008 and the three months ended June 30, 2008, the Company has met all financial covenant terms except the adjusted fixed charge coverage (“AFCC”) ratio covenant related to its term loan for its Central City, Colorado location. The Company experienced a large cumulative loss at Central City in fiscal year 2007 related to several non-cash factors. On April 28, 2008 and July 23, 2008, the Company received written waivers from its lender related to this covenant in exchange for approximately $0.2 million and $0.1 million, respectively. The AFCC ratio is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof as defined in the loan agreement) divided by debt service costs (principal plus interest).  The minimum AFCC ratio reduces until such time that there are four full trailing quarters with principal payments at the end of the third quarter. Based on a calendar year 2008 forecast that has been revised to account for the recent economic downturn, the Company expects to be in compliance with the AFCC covenant in subsequent periods.

The Company’s various credit facilities also contain certain non-financial covenants.  The Company’s subsidiaries in Newcastle, South Africa and Caledon, South Africa are each in violation of the non-financial covenant with respect to the timely delivery of their statutory financial statements related to their respective loan agreements.  Waivers for each violation were obtained.

--14--

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the sections entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We caution the reader to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We also operate ship-based casinos aboard the Silver Cloud, The World of ResidenSea, and the vessels of Oceania Cruises.

--15--

We also hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long term decision making is controlled by a supervisory board consisting of three persons. As we are the only shareholder with experience in the gaming industry, we chair both the management board and the supervisory board. No material decisions can be made without our consent, including the removal of the chairman of each board. Based on this influence, management believes that it is appropriate to account for our investment in CPL as a component of our operations.

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

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Management believes that in South Africa and Colorado, the current economic situation of rising fuel prices and lower consumer discretionary income is significantly impacting our operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Canadian dollar (CAD)	1.0101	1.0946	1.0073	1.1320
Czech koruna (CZK)	15.8810	20.9145	16.4754	21.1006
Euros (€)	0.6399	0.7397	0.6539	0.7495
Polish zloty (PLN)	2.1802	2.8161	2.2837	2.8161
South African rand (ZAR)	7.7688	7.1092	7.6595	7.1667
Source: Pacific Exchange Rate Service

--16--

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2008 and 2007 are below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Gaming revenue	$19,533	$21,489	$38,937	$41,378
Net operating revenue	21,546	22,673	42,526	43,734
Total operating costs and expenses	19,726	20,343	39,514	38,826
Earnings from equity investment	88	54	548	54
Earnings from operations	1,908	2,384	3,560	4,962
Net earnings	835	1,041	1,376	2,583
Earnings per share
Basic	0.04	0.05	0.06	0.11
Diluted	0.04	0.04	0.06	0.11

The decrease in net operating revenue from $22.7 million for the three months ended June 30, 2007 to $21.5 million for the three months ended June 30, 2008 is primarily the result of a decline in gaming revenue at our properties in Colorado and South Africa and declines in the average exchange rate between the U.S. dollar and South African rand, offset by increased gaming revenue at our property in Edmonton. The decrease in net operating revenue from $43.7 million for the six months ended June 30, 2007 to $42.5 million for the six months ended June 30, 2008 can be attributed to the same factors described above. If revenues at our property in Cripple Creek, Colorado continue to decline and the economic environment does not improve, we may be required to record an impairment of goodwill. Also, further declines in the average exchange rate between the U.S. dollar and South African rand may harm our South African results.

The decrease in operating costs and expenses from $20.3 million for the three months ended June 30, 2007 to $19.7 million for the three months ended June 30, 2008 is the result of a decline in gaming expenses primarily due to the decrease in gaming revenue and the effects of a one-time property accrual adjustment during the second quarter of 2007.

The increase in operating costs and expenses from $38.8 million for the six months ended June 30, 2007 to $39.5 million for the six months ended June 30, 2008 is primarily related to the amortization of restricted stock, as well as an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007. These increases were offset by a decrease in gaming expenses resulting from reduced gaming revenue.

The decrease in net earnings from $1.0 million for the three months ended June 30, 2007 to $0.8 million for the three months ended June 30, 2008 was due to the decline in earnings from operations and amounts allocated to our minority investors, offset by tax benefits recorded on U.S. operating losses.

The decrease in net earnings from $2.6 million for the six months ended June 30, 2007 to $1.4 million for the six months ended June 30, 2008 is primarily the result of the decline in overall operations, a decline in foreign currency gains recognized period over period of $0.6 million and a decline of $0.8 million in earnings and losses allocated to our minority investors, offset by a decline in tax expenses of $1.3 million (resulting from tax benefits recorded on U.S. operating losses) and a decline in net interest charges of $0.1 million. For the 2007 period, we allocated losses to a former partner at our Central City casino. On December 31, 2007, we purchased this partner’s interest in the casino. As a result, we now retain all of the earnings and losses for the casino in Central City.

--17--

Net operating revenue by property for the three and six months ended June 30, 2008 and 2007 is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,795	$4,480	$11,352	$8,632
Womacks (Cripple Creek, Colorado)	2,859	4,440	5,741	8,499
Century Casino & Hotel (Central City, Colorado)	4,617	5,060	9,024	9,575
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	4,071	4,414	8,289	8,798
Century Casino & Hotel (Newcastle, South Africa)	2,886	3,057	5,599	5,710
Casino Millennium (Prague, Czech Republic)	717	557	1,235	1,143
Cruise Ships	600	664	1,283	1,370
Casinos Poland (Poland)(1)	-	-	-	-
Corporate	1	1	3	7
Net operating revenue	$21,546	$22,673	$42,526	$43,734
(1)  Acquired March 12, 2007 and accounted for as an equity investment.

Earnings and (losses) from operations by property for the three and six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,902	$837	$3,459	$1,540
Womacks (Cripple Creek, Colorado)	(4)	1,283	(138)	2,187
Century Casino & Hotel (Central City, Colorado)	461	358	542	723
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	1,047	1,442	2,242	2,859
Century Casino & Hotel (Newcastle, South Africa)	623	675	1,269	1,319
Casino Millennium (Prague, Czech Republic)	(40)	(33)	(166)	43
Cruise Ships	38	(102)	122	(18)
Casinos Poland (Poland)(1)	88	54	548	54
Corporate	(2,207)	(2,130)	(4,318)	(3,745)
Earnings (losses) from operations	$1,908	$2,384	$3,560	$4,962
(1)  Acquired March 12, 2007 and accounted for as an equity investment.

--18--

Three months ended June 30, 2008 vs 2007

Revenue

Net operating revenue for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,
	2008	2007	Variance	Percentage Variance

Gaming	$19,533	$21,489	$(1,956)	(9.1%)
Hotel, food and beverage	3,388	2,979	409	13.7%
Other	554	446	108	24.2%
Gross revenue	23,475	24,914	(1,439)	(5.8%)
Less promotional allowances	(1,929)	(2,241)	(312)	13.9%
Net operating revenue	$21,546	$22,673	$(1,127)	(5.0%)

Gaming revenue

Gaming revenue decreased by $2.0 million, or 9.1%, from $21.5 million for the three months ended June 30, 2007 to $19.5 million for the three months ended June 30, 2008. Declines in gaming revenue at our casinos in Colorado and South Africa were offset by improved gaming revenue at our casino in Edmonton.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $0.9 million, or 27.7%, from $3.4 million for the three months ended June 30, 2007 to $4.3 million for the three months ended June 30, 2008, primarily due to increased play at the casino resulting from more slot machines and increased traffic from the showroom, as well as an improvement in the exchange rate between the U.S. dollar and Canadian dollar. Gaming revenue in Canadian dollars increased by CAD 0.6 million, or 15.8%, from CAD 3.8 million for the three months ended June 30, 2007 to CAD 4.4 million for the three months ended June 30, 2008. This increase is the result of an increase of 7.9% in slot revenue and 27.2% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007.

Gaming revenue at Womacks decreased by $1.7 million, or 35.4%, from $4.9 million for the three months ended June 30, 2007 to $3.2 million for the three months ended June 30, 2008. Management believes that gaming revenue was negatively impacted by a 7.9% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. Cripple Creek experienced a smaller decline than either Central City or Black Hawk which posted declines of 15.7% and 11.3% respectively.  Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline and gave them an advantage.  In addition, in late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the total machines on the floor to Ticket in/Ticket out devices. We are currently reviewing various strategies to increase gaming revenue at Womacks. Our market share of the Cripple Creek gaming revenue declined from 12.4% for the second quarter of 2007 to 8.8% for the second quarter of 2008.

--19--

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.6 million, or 10.8%, from $5.5 million for the three months ended June 30, 2007 to $4.9 million for the three months ended June 30, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 15.7% decline in the Central City gaming market, which is where our casino is located, and  can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased from 27.0% for the second quarter of 2007 to 28.6% for the second quarter of 2008.

Gaming revenue at our casino in Caledon, South Africa decreased by $0.4 million, or by 11.1% from $3.8 million for the three months ended June 30, 2007 to $3.4 million for the three months ended June 30, 2008, due primarily to lower customer attendance and a decline in the exchange rate between the U.S. dollar and South African rand. As Caledon is located approximately 60 miles from Cape Town, management believes that rising fuel prices during the second quarter of 2008 have led local patrons from Cape Town to gamble in Cape Town as opposed to traveling to our casino. Gaming revenue in rand decreased by ZAR 0.8 million to ZAR 26.3 million for the three months ended June 30, 2008. In May 2007, we increased the number of slot machines on the floor from 350 to 370. This resulted in a slight decline in our slot machine win per day (in ZAR) of 3.1% for the three months ended June 30, 2008. Also, the addition of one table in January 2008 contributed to a decline in table win per day (in ZAR) of 37.2% for the three months ended June 30, 2008. Our market share of the Western Cape gaming revenue declined from 5.0% for the three months ended June 30, 2007 to 4.7% for the three months ended June 30, 2008. Management attributes this decline to a competitor adding 500 slot machines to its gaming floor in July 2007 and the above mentioned rising fuel prices. The Western Cape operates with the maximum permitted number of five casinos.

Gaming revenue at the Century Casino & Hotel in Newcastle, South Africa declined $0.3 million, or 9.8%, from $2.7 million for the three months ended June 30, 2007 to $2.4 million for the three months ended June 30, 2008, primarily due to a decline in table play and a decline in the exchange rate between the U.S. dollar and South African rand. Gaming revenue in rand declined by ZAR 0.3 million to ZAR 18.9 million for the three months ended June 30, 2008, which management believes is attributable to a decline in consumer discretionary income resulting from increased fuel and food costs. This led to a 23.6% decrease in table win per day (in ZAR) for the three months ended June 30, 2008. The decrease in table revenue was offset by a slight increase in slot revenue, the result of an increase in slot machine win per day (in ZAR) of 1.7% for the three months ended June 30, 2008. Our market share of the Kwazulu-Natal gaming revenue declined slightly from 3.6% for the three months ended June 30, 2007 to 3.4% for the three months ended June 30, 2008.

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operate increased by $0.1 million, or 9.0%, from $1.2 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008, primarily due to an increase in gaming revenue at the Century Casino Millennium. In addition, our revenue related to these operations fluctuates significantly with the quality of the players. Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.4 million, or 13.7%, from $3.0 million for the three months ended June 30, 2007 to $3.4 million for the three months ended June 30, 2008. Hotel, food and beverage revenue increased primarily due to increased hotel occupancy, increased hotel rates and increased attendance at the showroom, all in Edmonton.

--20--

Promotional allowances

Promotional allowances decreased by $0.3 million, or 13.9%, from $2.2 million for the three months ended June 30, 2007 to $1.9 million for the three months ended June 30, 2008. Promotional allowances declined by $0.1 million at Womacks and by $0.2 million at our casino in Central City, the direct result of declines in gaming revenue at each property. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,
	2008	2007	Variance	Percentage Variance

Gaming	$8,158	$8,473	$(315)	(3.7%)
Hotel, food and beverage	2,479	2,542	(63)	(2.5%)
General and administrative	6,778	6,984	(206)	2.9%
Impairments and other write-offs, net of recoveries	-	40	(40)	-%
Depreciation	2,311	2,304	7	0.3%
Total operating costs and expenses	$19,726	$20,343	$(617)	(3.0%)

Gaming expenses

Gaming expenses decreased from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to a decrease in expenses at our Colorado and South Africa casinos that are directly related to decreased gaming revenue, offset by increased expenses at our casino in Edmonton.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.3 million, or 24.4%, from $1.2 million for the three months ended June 30, 2007 to $1.5 million for the three months ended June 30, 2008. This increase is primarily due to a $0.1 million increase in payroll expense resulting from the introduction of 24-hour poker in the fourth quarter of 2007 and a $0.1 million combined increase in advertising and promotional charges.

Gaming expenses at Womacks decreased $0.3 million, or 21.1%, from $1.5 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008. The decrease in 2008 is the result of a $0.2 million decrease in gaming taxes resulting from the decrease in gaming revenue and a decline in royalties of $0.1 million.  Womacks has decreased staffing at the casino in an effort to bring expenses back in line with revenue levels. Management continues to evaluate various marketing strategies to attract customers back to this casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.1 million, or 6.0%, from $2.0 million for the three months ended June 30, 2007 to $1.9 million for the three months ended June 30, 2008, primarily due to a decrease in payroll expenses.

--21--

Gaming expenses at our casino in Caledon, South Africa decreased by $0.1 million, or 4.0%, from $1.5 million for the three months ended June 30, 2007 to $1.4 million for the three months ended June 30, 2008. In rand, gaming expense increased by ZAR 0.4 million, or 4.2%, from ZAR 10.6 million for the three months ended June 30, 2007 to ZAR 11.0 million for the three months ended June 30, 2008, primarily due to an increase in payroll of ZAR 0.2 million, an increase in uniforms charges of ZAR 0.1 million and an increase in licensing fees of ZAR 0.1 million.

Gaming expenses at the Century Casino & Hotel in Newcastle remained flat at $1.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the decrease in the exchange rate between the U.S. dollar and the South African rand. In rand, gaming expense increased by ZAR 0.6 million, or 8.5%, from ZAR 7.5 million for the three months ended June 30, 2007 to ZAR 8.1 million for the three months ended June 30, 2008, primarily due to slot conversions.

Gaming expenses at the Century Casino Millennium in Prague and aboard the cruise ships on which we operate declined $0.1 million, or 9.5%, from $1.1 million for the three months ended June 30, 2007 to $1.0 million for the three months ended June 30, 2008 primarily due to a decline in ship gaming expenses, offset by a slight increase in gaming expenses resulting from increased promotional expenses and gaming taxes at the Century Casino Millennium.

Hotel, food and beverage expenses

Hotel, food and beverage expenses remained flat at $2.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. During the second quarter of 2007, we were operating a dinner theater in Edmonton that was incurring significant costs. We closed the dinner theater in the second quarter of 2007, resulting in lower overall hotel, food and beverage expenses at the casino. The facility has since been reopened as a showroom/conference center and now operates at improved cost levels. This decline was offset by variable cost increases primarily related to increased hotel occupancy at our South African properties.

General and administrative expenses

General and administrative expenses decreased $0.2 million, or 2.9%, from $7.0 million for the three months ended June 30, 2007 to $6.8 million for the three months ended June 30, 2008. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton remained flat at $1.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Increases in property tax expenses were offset by decreases in utility and insurance charges.

General and administrative expenses at Womacks remained flat at $0.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Increases in worker’s compensation insurance charges were offset by decreases in payroll.

General and administrative expenses at the Century Casino & Hotel in Central City, Colorado decreased by $0.4 million, or 28.5%, from $1.4 million for the three months ended June 30, 2007 to $1.0 million for the three months ended June 30, 2008. The decrease is primarily the result of a $0.4 million property tax  accrual adjustment in the second quarter of 2007.

--22--

General and administrative expenses at the Caledon remained flat at $0.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. In rand, general and administrative expenses increased by ZAR 0.6 million, or 12.0%, from ZAR 4.8 million for the three months ended June 30, 2007 to ZAR 5.4 million for the three months ended June 30, 2008, primarily the result of an increase in corporate allocations.

General and administrative expenses at the Century Casino & Hotel in Newcastle, South Africa remained flat at $0.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. In rand, general and administrative expenses increased by ZAR 0.1 million, or 2.5%, from ZAR 5.4 million for the three months ended June 30, 2007 to ZAR 5.5 million for the three months ended June 30, 2008. The increase is primarily due to an increase in professional fees of ZAR 0.6 million, offset by a decrease in non-recurring charges of ZAR 0.5 million associated with a theft that occurred at the casino during the second quarter of 2007.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships remained flat at $0.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Corporate expenses remained flat at $2.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Increases in stock compensation charges of $0.3 million due to the amortization of costs associated were offset by a decrease of $0.3 million of legal, accounting and other professional fees.

At June 30, 2008, we have $2.4 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.7 million will be recognized over the remainder of 2008, and $1.7 million will be recognized in subsequent years through 2011.

Non-operating income (expense)

Non-operating income (expense) for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,
	2008	2007	Variance	Percentage Variance

Interest income	$56	$443	$(387)	(87.4%)
Interest expense	(1,336)	(1,699)	363	(21.4%)
Losses on foreign currency translation and other	(6)	(41)	35	(85.4%)
Non-operating expense	$(1,286)	$(1,297)	$(11)	(0.8%)

Interest income

Interest income is directly related to the cash reserves we have on hand. For the three months ended June 30, 2007, these cash reserves included amounts raised from a stock offering in 2005 and from the exercise of stock options that were deposited in interest-bearing accounts. Since June 30, 2007, we have reduced our outstanding third party debt related to our casinos in Colorado from $30.7 million to $24.0 million as of June 30, 2008, utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

--23--

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $65.0 million for the three months ended June 30, 2007 to $55.9 million for the three months ended June 30, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and a one-time charge for the three months ended June 30, 2008 of $0.1 million for a bank waiver of a financial covenant related to our Central City debt, was 9.7% and 8.4% for the three months ended June 30, 2007 and 2008, respectively.

Other Items

Earnings from equity investment

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owned 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We began reporting our share of CPL’s earnings in April 2007. We recorded less than $0.1 million of earnings from our investment in CPL for each of the three months ended June 30, 2007 and 2008.

Taxes

Our effective tax rate was 28.0% and (53.4%) for the three months ended June 30, 2007 and 2008, respectively. The mix of domestic losses and foreign earnings significantly impacts our tax rate. The tax benefit received on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. For the three months ended June 30, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $2.3 million compared to pre-tax earnings at our remaining operations of $2.9 million. Our taxes are further adjusted for non-deductible permanent differences.

Minority interest in subsidiary earnings and losses

For the three months ended June 30, 2007, we allocated losses of $0.3 million to various parties who hold a minority interest in our properties. For the three months ended June 30, 2008, we allocated earnings of less than $0.1 million to these parties. For the 2007 period, we allocated approximately $0.5 million in losses to a former partner at our Central City casino. On December 31, 2007, we purchased this partner’s interest in the casino. As a result, we now retain all the earnings and losses for the casino in Central City.

Preference dividends issued by subsidiary

Preference shareholders of our subsidiary, Century Casinos Caledon (Pty) Ltd., are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon, Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. For each of the three months ended June 30, 2007 and 2008, we issued dividends of less than $0.1 million.

--24--

Six months ended June 30, 2008 vs 2007

Revenue

Net operating revenue for the six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Six months ended June 30,
	2008	2007	Variance	Percentage Variance

Gaming	$38,937	$41,378	$(2,441)	(5.9%)
Hotel, food and beverage	6,661	5,846	815	13.9%
Other	1,078	939	139	14.8%
Gross revenue	46,676	48,163	(1,487)	(3.1%)
Less promotional allowances	(4,150)	(4,429)	(279)	(6.3%)
Net operating revenue	$42,526	$43,734	$(1,208)	(2.8%)

Gaming revenue

Gaming revenue decreased by $2.5 million, or 5.9%, from $41.4 million for the six months ended June 30, 2007 to $38.9 million for the six months ended June 30, 2008. Improved gaming revenue at our casino in Edmonton was offset by a decline in our Colorado operations and South African operations (due primarily to a decline in the exchange rate between the U.S. dollar and South African rand).

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $1.9 million, or 29.2%, from $6.6 million for the six months ended June 30, 2007 to $8.5 million for the six months ended June 30, 2008, primarily due to increased play at the casino resulting from more slot machines and increased traffic from the showroom, as well as an improvement in the exchange rate between the U.S. dollar and Canadian dollar. Gaming revenue in Canadian dollars increased by CAD 1.1 million to CAD 8.5 million for the six months ended June 30, 2008. This is the result of an increase of 11.7% in slot revenue and 20.9% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007.

Gaming revenue at Womacks decreased by $2.8 million, or 30.2%, from $9.3 million for the six months ended June 30, 2007 to $6.5 million for the six months ended June 30, 2008. Management believes that gaming revenue was negatively impacted by a 10.2% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008.  Cripple Creek experienced a smaller decline than either Central City or Black Hawk which posted declines of 12.6% and 10.4%  respectively.  Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline and gave them an advantage.  In addition, in late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the machines on the floor to Ticket in/Ticket out devices. We are currently reviewing various strategies to increase gaming revenue at Womacks. Our market share of the Cripple Creek gaming revenue declined from 12.2% for the first six months of 2007 to 9.8% for the first six months of 2008.

--25--

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.8 million, or 7.7%, from $10.6 million for the six months ended June 30, 2007 to $9.8 million for the six months ended June 30, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 12.6% decline in the Central City gaming market, which is where our casino is located, and  can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased from 26.9% for the first six months of 2007 to 28.4% for the first six months of 2008.

Gaming revenue at our casino in Caledon, South Africa decreased by $0.5 million, or by 7.0% from $7.4 million for the six months ended June 30, 2007 to $6.9 million for the six months ended June 30, 2008, due primarily to lower customer attendance and a decline in the average exchange rate between the U.S. dollar and the South African rand. As Caledon is located approximately 60 miles from Cape Town, management believes that rising fuel prices during the first half of 2008 has led local patrons from Cape Town to gamble in Cape Town as opposed to traveling to our casino. Gaming revenue in rand decreased by ZAR 0.5 million to ZAR 53.0 million for the six months ended June 30, 2008. In May 2007, we increased the number of slot machines on the floor from 350 to 370. This resulted in a slight decline in our slot machine win per day of 3.0% (in ZAR) for the six months ended June 30, 2008. Also, to a lesser extent, the addition of one table contributed to a decline in table win (in ZAR) per day of 39.9% for the six months ended June 30, 2008. Our market share of the Western Cape gaming revenue declined from 5.0% for the six months ended June 30, 2007 to 4.7% for the six months ended June 30, 2008. Management attributes this decline to a competitor adding 500 slot machines to its gaming floor in July 2007 and the above mentioned rising fuel prices. The Western Cape operates with the maximum permitted number of five casinos.

Gaming revenue at the Century Casino & Hotel in Newcastle, South Africa decreased by $0.2 million, or 4.8%, from $5.0 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008, a result of the decline in the average exchange rate between the U.S. dollar and the South African rand. Management also believes that gaming revenue has been affected by a decline in consumer discretionary income resulting from increased fuel and food costs. Gaming revenue in rand increased by ZAR 0.6 million to ZAR 36.8 million for the six months ended June 30, 2008. For the six months ended June 30, 2008, our slot machine win per day increased by 3.9% (in ZAR). Our market share of the Kwazulu-Natal gaming revenue declined slightly from 3.7% for the six months ended June 30, 2007 to 3.4% for the six months ended June 30, 2008.

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operate remained flat at $2.4 million when comparing the six months ended June 30, 2007 to the six months ended June 30, 2008. Our revenue related to these operations fluctuates significantly with the quality of players. Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.8 million, or 13.9%, from $5.9 million for the six months ended June 30, 2007 to $6.7 million for the six months ended June 30, 2008. The combined effect of opening our hotel in Edmonton in March 2007 and converting the dinner theater to a live music showroom increased hotel, food and beverage revenue in Edmonton by $0.5 million period over period.

Promotional allowances

Promotional allowances decreased by $0.3 million, or 6.3%, from $4.4 million for the six months ended June 30, 2007 to $4.1 million for the six months ended June 30, 2008. Promotional allowances at our casino in Central City decreased by $0.4 million, the direct result of a decline in gaming revenue at the property. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

--26--

Operating Costs and Expenses

Operating costs and expenses for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six months ended June 30,
	2008	2007	Variance	Percentage Variance

Gaming	$16,329	$16,568	$(239)	(1.4%)
Hotel, food and beverage	5,037	5,125	(88)	(1.7%)
General and administrative	13,572	12,785	787	6.2%
Impairments and other write-offs, net of recoveries	-	25	(25)	-%
Depreciation	4,576	4,323	253	5.9%
Total operating costs and expenses	$39,514	$38,826	$688	1.8%

Gaming expenses

Gaming expenses decreased slightly from the six months ended June 30, 2007 compared to the six months ended June 30, 2008, primarily due to increased expenses at our casino in Edmonton that are directly related to increased gaming revenue which were offset by declines in gaming expenses at our remaining casinos.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.6 million, or 24.8%, from $2.5 million for the six months ended June 30, 2007 to $3.1 million for the six months ended June 30, 2008. This increase is primarily due to a $0.4 million increase in payroll expense resulting from the introduction of 24-hour poker in the fourth quarter of 2007 and an increase of $0.2 million in advertising and promotional charges.

Gaming expenses at Womacks decreased $0.4 million, or 14.4%, from $2.9 million for the six months ended June 30, 2007 to $2.5 million for the six months ended June 30, 2008. The decrease in 2008 is the result of a $0.3 million decrease in gaming taxes resulting from the decrease in gaming revenue and a decline in royalty expense of $0.1 million.  Womacks was not able to offset the decrease in revenue by decreasing variable expenses for the first six months of 2008. As part of a plan to bring expenses back in line with revenue levels, management has reduced staff levels from 135 full time equivalents at December 31, 2007 to 118 full time equivalents as of June 30, 2008. Management continues to evaluate various marketing strategies to attract customers back to this casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased by $0.2 million, or 3.8%, from $4.1 million for the six months ended June 30, 2007 to $3.9 million for the six months ended June 30, 2008. The decrease in gaming expenses is primarily the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue and a $0.1 million decrease in payroll expenses.

Gaming expenses at our casino in Caledon, South Africa remained flat at $2.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the decline in the exchange rate between the U.S. dollar and South African rand. In rand, gaming expense increased by ZAR 1.1 million, or 5.4%, from ZAR 20.7 million for the six months ended June 30, 2007 to ZAR 21.8 million for the six months ended June 30, 2008, primarily due to a ZAR 0.3 million increase in payroll expenses, a ZAR 0.5 million increase in royalty expenses, a ZAR 0.3 million increase in supply expenses and an increase of ZAR 0.3 million in advertising and promotional expenses. These increases were offset by a decrease of ZAR 0.3 million in maintenance expenses.

--27--

Gaming expenses at the Century Casino & Hotel in Newcastle decreased by $0.1 million, or 6.5%, from $2.1 million for the six months ended June 30, 2007 to $2.0 million for the six months ended June 30, 2008. In rand, gaming expense remained flat at ZAR 15.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Increases of ZAR 0.5 million for slot conversions and ZAR 0.4 million for supplies was offset by decreases of ZAR 0.5 million in advertising and promotional expenses, ZAR 0.2 million in payroll expenses and ZAR 0.2 million in license fees.

Gaming expenses at the Century Casino Millennium in Prague and aboard the cruise ships on which we operate remained flat at $2.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as slight increases in payroll expenses were offset by decreases in marketing expenditures and gaming and sales/use taxes.

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.1 million, or 1.7%, from $5.1 million for the six months ended June 30, 2007 to $5.0 million for the six months ended June 30, 2008. During the six months ended June 30, 2007, we were operating a dinner theater in Edmonton that was incurring significant costs. We closed the dinner theater in the second quarter of 2007, resulting in a decrease in overall hotel, food and beverage expenses at the casino. The facility has since been reopened as a showroom/conference center and now operates at improved cost levels.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 6.2%, from $12.8 million for the six months ended June 30, 2007 to $13.6 million for the six months ended June 30, 2008. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased by $0.2 million, or 10.7%, from $2.3 million for the six months ended June 30, 2007 to $2.5 million for the six months ended June 30, 2008. The increase is primarily the result of an increase in payroll expense of $0.1 million and a $0.1 million increase in property taxes and utility charges.

General and administrative expenses at Womacks decreased by $0.1 million, or 5.1%, from $1.8 million for the six months ended June 30, 2007 to $1.7 million for the six months ended June 30, 2008, primarily due to a $0.1 million decline in payroll expenses.

General and administrative expenses at the Century Casino & Hotel in Central City, Colorado decreased by $0.2 million, or 8.5%, from $2.2 million for the six months ended June 30, 2007 to $2.0 million for the six months ended June 30, 2008. The decrease is primarily the result of a decrease of $0.2 million in our property tax accrual.

General and administrative expenses at the Caledon remained flat at $1.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In rand, general and administrative expenses increased ZAR 0.7 million, or 6.8%, from ZAR 10.1 million for the six months ended June 30, 2007 to ZAR 10.8 million for the six months ended June 30, 2008. The increase is due to ZAR 1.2 million of increased corporate overhead allocations and increased payroll at the casino of ZAR 0.2 million, offset by a ZAR 0.7 million decrease in professional fees.

--28--

General and administrative expenses at the Century Casino & Hotel in Newcastle, South Africa increased by $0.2 million, or 10.1%, from $1.2 million for the six months ended June 30, 2007 to $1.4 million for the six months ended June 30, 2008. In rand, general and administrative expenses increased by ZAR 0.9 million, or 9.1%, from ZAR 9.5 million for the six months ended June 30, 2007 to ZAR 10.4 million for the six months ended June 30, 2008. The increase is primarily the result of increases in professional services of ZAR 0.7 million, sales/use taxes of ZAR 0.3 million and payroll expenses of ZAR 0.3 million, offset by decreases in maintenance expenses of ZAR 0.3 million and licensing expense of ZAR 0.2 million.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships increased by $0.1 million, or 60.8%, from $0.2 million for the six months ended June 30, 2007 to $0.3 million for the six months ended June 30, 2008, primarily due to increases in professional fees and payroll.

Corporate expenses increased by $0.5 million, or 14.2%, from $3.7 million for the six months ended June 30, 2007 to $4.2 million for the six months ended June 30, 2008. The increase in 2008 is primarily due to a $0.7 million increase in stock compensation expenses related to the amortization of costs associated with restricted stock and stock options issued in July 2007, offset by a $0.2 million decrease in legal, accounting and other professional fees.

Depreciation

Depreciation expense increased by $0.3 million, or 5.9%, from $4.3 million for the six months ended June 30, 2007 to $4.6 for the six months ended June 30, 2008. This increase in depreciation expense is primarily due to $1.6 million of gaming equipment and non-gaming equipment additions during 2007. These assets are depreciated over periods varying from three to seven years.

Non-operating income (expense)

Non-operating income (expense) for the six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Six months ended June 30,
	2008	2007	Variance	Percentage Variance

Interest income	$125	$717	$(592)	(82.6%)
Interest expense	(2,909)	(3,631)	722	(19.9%)
Gains of foreign currency translation and other	179	787	(608)	(77.3%)
Non-operating expense	$(2,605)	$(2,127)	$(478)	22.5%

Interest income

Interest income is directly related to the cash reserves we have on hand. For the six months ended June 30, 2007, these cash reserves included amounts raised from a stock offering in 2005 and from the exercise of stock options that were deposited in interest-bearing accounts. Since June 30, 2007, we have reduced our outstanding third party debt related to our casinos in Colorado from $30.7 million to $24.0 million as of June 30, 2008, utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

--29--

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $69.3 million for the six months ended June 30, 2007 to $58.4 million for the six months ended June 30, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges of $0.3 million for bank waivers of a financial covenant related to our Central City debt, was 8.9% and 8.4% for the six months ended June 30, 2007 and 2008, respectively.

Gain on foreign currency transactions and other

We recognized foreign currency gains of $0.8 million and $0.2 million for the six months ended June 30, 2007 and 2008, respectively, resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owned 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We began reporting our share of CPL’s earnings in April 2007. We recorded less than $0.1 million and $0.5 million of earnings from our investment in CPL for the six months ended June 30, 2007 and 2008, respectively.

Taxes

Our effective tax rate was 22.2% and (73.7%) for the six months ended June 30, 2007 and 2008, respectively. The mix of domestic losses and foreign earnings significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. For the six months ended June 30, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $5.3 million compared to pre-tax earnings at our remaining operations of $6.3 million. Our taxes are further adjusted for non-deductible permanent differences.

Minority interest in subsidiary earnings and losses

For the six months ended June 30, 2007, we allocated losses of $0.7 million to various parties who hold a minority interest in our properties. For the six months ended June 30, 2008. we allocated earnings of $0.2 million to these parties. For the 2007 period, we allocated approximately $0.9 million in losses to a former partner at our Central City casino. On December 31, 2007, we purchased this partner’s interest in the casino. As a result, we now retain all the earnings and losses for the casino in Central City.

Preference dividends issued by subsidiary

Preference shareholders of our subsidiary, Century Casinos Caledon (Pty) Ltd., are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon, Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. Dividends issued by Caledon to preference shareholders decreased by $0.2 million, or 62.7%, from $0.3 million for the six months ended June 30, 2007 to $0.1 million for the six months ended June 30, 2008. The dividends issued for the six months ended June 30, 2007 included a one time dividend payment of $0.2 million to a preference shareholder that exchanged its original preference shares for a new class of preference shares.

--30--

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $9.4 million at June 30, 2008, and we had negative working capital (current assets minus current liabilities) of $7.7 million compared to cash and cash equivalents of $17.9 million and negative working capital of $2.8 million at December 31, 2007.

We use the cash flows that we generate to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the six months ended June 30, 2008, $2.4 million of net cash was provided by operating activities. For the six months ended June 30, 2007, $1.3 million of net cash was provided by operating activities.  The change from the 2007 period relates primarily to changes in working capital items, which can vary from period to period based on the timing of cash receipts and payments, offset by cash generated from operations. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations.

Cash used in investing activities of $2.0 million for the first six months of 2008 consisted of $0.6 million in capital project additions at Womacks; $0.3 million of furniture and non-gaming equipment additions in Edmonton; $0.7 million in capital project additions at Caledon; $0.3 million in gaming equipment and capital project additions at Newcastle; $0.1 million of gaming equipment additions in Prague; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by $0.2 million received from the disposition of assets.

Cash used in investing activities of $7.8 million for the first six months of 2007 consisted of $2.0 million towards the acquisition of G5; $0.6 million in property and equipment additions at Womacks; $0.6 million towards construction in Edmonton; $1.3 million in property and gaming equipment additions in Central City; $0.5 million towards the development of a golf course and other property improvements at Caledon; $2.1 million towards property improvements and furniture and fixtures in Newcastle; $0.1 million in computer equipment additions for our corporate offices; $0.4 million for additional gaming equipment on the ships; and $0.4 million of cumulative additions at our other remaining properties. These cash payments were offset by the release of $0.2 million of restricted cash in Edmonton.

Cash used in financing activities of $8.0 million for the first six months of 2008 consisted of repayments of $1.2 million towards the Central City term loan; repayments of $0.7 million towards the Edmonton term loan; net repayments of $5.9 million towards the Womacks revolving credit facility; and net repayments of $1.3 million towards our South African term loans. These repayments were offset by $0.4 million of net borrowings on the Central City revolving credit facility and $0.7 million of proceeds from stock option exercises.

Cash used in financing activities of $13.5 million for the first six months of 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $0.8 million towards the Womacks revolving credit facility; net repayments of $1.4 million towards our South African debt; and capital lease repayments of approximately $0.2 million. These repayments were offset by borrowings of $0.7 million under the loan agreement for the Edmonton property and $0.2 million of proceeds and tax benefits from stock option exercises.

--31--

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase up to $5.0 million of our outstanding common stock.  We did not purchase any shares of our common stock on the open market during the six months ended June 30, 2008 and 2007. The total remaining authorization under the repurchase program was $1.2 million as of June 30, 2008. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity

In addition to our cash on hand, we have our revolving credit facility for Womacks with Wells Fargo Bank (“Wells Fargo”), under which we currently have a total available commitment of $5.0 million and no unused borrowing capacity, based on Womacks’ current EBITDA, at June 30, 2008. The borrowing capacity on Womacks’ revolving credit facility is re-measured at the end of each quarter. Management believes that it is unlikely we will have any significant borrowing capacity under this credit facility in 2008. The maturity date of the borrowing commitment is December 2009. Borrowings under the credit facility may be used for capital expenditures and working capital at Womacks.

For our Central City property we have a $2.5 million revolving line of credit with Wells Fargo. The revolving line of credit matures on November 21, 2011. Availability under the line of credit is conditional upon CC Tollgate LLC’s compliance with all of the financial and other covenants contained in the loan agreement at the time of a particular drawdown, and our continued ability to make certain representations and warranties. For the quarters ended March 31, 2008 and June 30, 2008, we have met all covenant terms related to this loan agreement except the adjusted fixed charge coverage (“AFCC”) covenant. On April 28, 2008 and July 23, 2008, we received a written waiver from our lender related to this covenant in exchange for approximately $0.2 million and $0.1 million, respectively. Based on a calendar year 2008 forecast that has been revised to account for the recent economic downturn, we expect to be in compliance with the AFCC covenant in subsequent periods. Management believes that it is unlikely we will have any significant borrowing capacity on the Central City revolving credit facility in 2008.

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

We believe that our cash at June 30, 2008, together with expected cash flows from operations, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations.  We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties or expansion of existing properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets.  We may be unable to obtain additional debt or equity financing on acceptable terms or at all.  As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new properties or expansion and/or renovation of existing properties.

--32--

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers, Principal Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers, Principal Financial Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--33--

PART II - OTHER INFORMATION

Item 4. – Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of our securityholders was held on June 16, 2008.  At the annual meeting, Class II director Peter Hoetzinger was re-elected to the Board for a three year term by a vote of 11,671,871 shares in favor and 6,024,068 shares withheld. The terms of directors Erwin Haitzmann, Gottfried Schellmann, Dinah Corbaci and Robert S. Eichberg continued after the meeting.

Additionally, a proposal to ratify the selection of Grant Thornton LLP to serve as our independent registered public accounting firm for the year ending December 31, 2008 was approved by a vote of 17,420,643 shares in favor, 131,171 shares opposed and 144,122 shares abstaining.

Item 6. – Exhibits

(a)   Exhibits - The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.1
Rights Agreement, dated as of April 29, 1999, between the Century Casinos, Inc. and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to the Company’s Form 8-A dated May 7, 1999.

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

--34--

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: August 11, 2008

--35--

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.1
Rights Agreement, dated as of April 29, 1999, between Century Casinos, Inc. and the American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 1 to the Company’s Form 8-A dated May 7, 1999.

4.2
First Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

4.3
Second Supplement to Rights Agreement dated July 2002, between Century Casinos, Inc. and Computershare Investor Services, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit 11.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

--36--