Form 10-Q
period 2008-11-06
CENTURY CASINOS INC /CO/
filed 2008-11-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
23,884,067 shares of common stock, $0.01 par value per share, were outstanding as of September 30, 2008.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,345	$17,850
Restricted cash	117	112
Receivables, net	648	798
Prepaid expenses	962	1,234
Inventories	514	442
Other current assets	511	426
Deferred income taxes – foreign	525	247
Total current assets	11,622	21,109

Property and Equipment, net	119,849	131,877
Goodwill	5,429	15,217
Casino Licenses	8,891	10,780
Deferred Income Taxes – domestic	-	3,318
– foreign	139	971
Equity Investment	13,117	11,974
Other Assets	2,574	2,837
Total	$161,621	$198,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,906	$8,745
Accounts payable and accrued liabilities	6,612	9,389
Accrued payroll	2,397	2,230
Taxes payable	2,436	3,534
Deferred income taxes – domestic	-	5
Total current liabilities	21,351	23,903

Long-Term Debt, less current portion	39,460	55,919
Other Long-Term Accrued Liabilities	436	463
Minority Interest	5,223	5,809

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
23,895,443 and 23,668,443 shares issued, respectively; 23,884,067 and 23,657,067 shares outstanding, respectively	239	237
Additional paid-in capital	72,962	71,223
Accumulated other comprehensive earnings	1,978	7,735
Retained earnings	19,998	32,820
	95,177	112,015
Treasury stock – 11,376 shares at cost	(26)	(26)
Total shareholders’ equity	95,151	111,989
Total	$161,621	$198,083

See notes to condensed consolidated financial statements.

--1--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands, except for share information	2008	2007	2008	2007
Operating revenue:
Gaming	$19,816	$23,163	$58,753	$64,541
Hotel, food and beverage	3,729	3,479	10,390	9,325
Other	581	550	1,659	1,489
Gross revenue	24,126	27,192	70,802	75,355
Less promotional allowances	2,265	2,468	6,415	6,897
Net operating revenue	21,861	24,724	64,387	68,458

Operating costs and expenses:
Gaming	8,289	9,222	24,618	25,790
Hotel, food and beverage	2,827	2,802	7,864	7,927
General and administrative	6,316	7,239	19,888	20,024
Impairments and other write-offs, net of recoveries	9,357	9	9,357	34
Depreciation	2,369	1,987	6,945	6,310

Total operating costs and expenses	29,158	21,259	68,672	60,085

Earnings from equity investment	218	37	766	91
(Loss) earnings from operations	(7,079)	3,502	(3,519)	8,464
Non-operating income (expense):
Interest income	37	85	162	802
Interest expense	(1,197)	(1,649)	(4,106)	(5,280)
Other (expense) income, net	(71)	(73)	108	714
Non-operating (expense), net	(1,231)	(1,637)	(3,836)	(3,764)
(Loss) earnings before income taxes, minority interest and preferred dividends	(8,310)	1,865	(7,355)	4,700
Provision for income taxes	5,710	27	5,006	655
(Loss) earnings before minority interest and preferred dividends	(14,020)	1,838	(12,361)	4,045
Minority interest in subsidiary (earnings) losses, net	(131)	170	(311)	822
Preferred dividends issued by subsidiary	(47)	(59)	(150)	(335)
Net (loss) earnings	$(14,198)	$1,949	$(12,822)	$4,532

(Loss) earnings per share:
Basic	$(0.60)	$0.08	$(0.55)	$0.20
Diluted	$(0.60)	$0.08	$(0.55)	$0.19
See notes to condensed consolidated financial statements.

--2--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

Amounts in thousands	2008	2007	2008	2007

Net (loss) earnings	$(14,198)	$1,949	$(12,822)	$4,532
Foreign currency translation adjustments	(3,948)	2,712	(5,757)	3,875
Comprehensive (loss) earnings	$(18,146)	$4,661	$(18,579)	$8,407

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,

Amounts in thousands	2008	2007

Cash Flows from Operating Activities:
Net (loss) earnings	$(12,822)	$4,532

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,945	6,310
Impairments of goodwill	9,357	-
Tax valuation allowance	6,021	-
Loss on disposition of fixed assets	63	-
Imputed interest	1	124
Amortization of share-based compensation	1,045	458
Amortization of deferred financing costs	369	352
Deferred tax expense	(2,283)	(505)
Minority interest in subsidiary earnings (losses)	311	(822)
Earnings from unconsolidated subsidiary	(766)	(91)
Other	-	78
Excess tax benefits from stock-based payment arrangements	(24)	(62)
Changes in operating assets and liabilities:
Receivables	120	(136)
Prepaid expenses and other assets	77	(186)
Accounts payable and accrued liabilities	(2,339)	(2,807)
Accrued payroll	276	167
Taxes payable	(845)	35

Net cash provided by operating activities	5,506	7,447

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,779)	(7,141)
Decrease in restricted cash	-	218
Investment in CC Tollgate LLC	(74)	-
Investment in G5 Sp. z o.o.	-	(2,016)
Proceeds from disposition of assets	218	17

Net cash used in investing activities	(2,635)	(8,922)

(continued)

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	$12,766	$19,047
Principal repayments	(24,523)	(34,321)
Excess tax benefits from stock-based payment arrangements	24	62
Deferred financing charges	(199)	(40)
Proceeds from exercise of options	672	106

Net cash used in financing activities	(11,260)	(15,146)

Effect of Exchange Rate Changes on Cash	(1,116)	(164)

Decrease in Cash and Cash Equivalents	(9,505)	(16,785)

Cash and Cash Equivalents at Beginning of Period	17,850	34,969

Cash and Cash Equivalents at End of Period	$8,345	$18,184

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the nine months ended September 30,
	2008	2007
Interest paid	$3,829	$5,607
Income taxes paid	$1,232	$1,437

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

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2008, the Company owns and/or manages casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly owned or in which the Company has a majority ownership position. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (”CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other international projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

	September 30, 2008	December 31, 2007	September 30, 2007
Canadian dollar (CAD)	1.0599	0.9881	0.9963
Czech koruna (CZK)	17.4240	18.2240	19.3420
Euros (€)	0.7103	0.6849	0.7033
Polish zloty (PLN)	2.4094	2.4703	2.6519
South African rand (ZAR)	8.3195	6.8618	6.8853
Source: Pacific Exchange Rate Service

--6--

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact of FSP SFAS 142-3 on its condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. SFAS 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its condensed consolidated financial statements.

3.    ACQUISITION

On March 12, 2007, Century Casinos Europe (“CCE”) purchased G5 Sp. z o.o, a Polish entity that owns a 33.3% interest in CPL. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,164
Accounts payable and accrued liabilities	(497)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

The assets acquired and liabilities assumed, other than intercompany debt, are reported in the condensed consolidated balance sheets.

--7--

4.	GOODWILL

Changes in the carrying amount of goodwill from December 31, 2007 to September 30, 2008 are as follows:

Amounts in thousands
Balance – December 31, 2007	$15,217
Additional investment in CC Tollgate LLC	74
Impairment – CC Tollgate LLC	(2,124)
Impairment – WMCK Venture Corp	(7,233)
Foreign currency translation	(505)
Balance – September 30, 2008	$5,429

For the nine months ended September 2008, our casinos in Cripple Creek, Colorado and Central City, Colorado have experienced a significant decline in gaming revenue. The Company deems this factor to be an indicator of potential impairment under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company performed interim goodwill impairment analyses of each U.S. operation as of September 30, 2008. The value of each operation was determined using the present value of future cash flows, which is dependent on a number of significant estimates including long-term revenue growth, each operation’s ability to manage operating expenses, expected operating margins of future operations and the discount rate used to calculate the present value of the cash flows. Based on the results of these analyses, it was determined that the net book value for each operation exceeded its respective estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of each operation and the fair value of its respective identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value at either property attributable to goodwill. Accordingly, the Company wrote-off the entire goodwill balance for each operation and recognized goodwill impairment charges in the aggregate of $9.4 million in the condensed consolidated statement of operations under operating expenses, “Impairments and other write-offs, net of recoveries” in the third quarter of 2008.

5.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL:

Amounts in thousands	As of September 30, 2008	As of December 31, 2007
Balance Sheet:
Current assets	$3,824	$3,225
Noncurrent assets	$20,462	$20,978
Current liabilities	$15,779	$17,757
Noncurrent liabilities	$1,946	$1,825

--8--

	For the three months ended September 30, 2008	For the three months ended August 31, 2007
Operating Results:
Net operating revenue	$14,036	$11,330
Net earnings	$654	$110

	For the nine months ended September 30, 2008	March 12, 2007 through August 31, 2007
Operating Results:
Net operating revenue	$44,340	$25,462
Net earnings	$2,298	$274

The Company’s maximum exposure to losses at September 30, 2008 is $13.1 million, the value of its equity investment in CPL. Of the $13.1 million, $10.3 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

6.           LONG-TERM DEBT

Term Loan and Revolving Credit Facility – Central City

On November 6, 2008, the Company entered into a third amendment of the term loan agreement with Wells Fargo Bank (the “Bank”). Prior to the amendment, the Company’s interest rate of the loan was the greater of 6.5% or the Prime Rate plus 2.0%. The amendment permits the Company to set the interest rate of the loan based on one of the following options:

a.	Prime Rate + 6.5%;
b.	The greater of 3.75% or the 30-day LIBOR rate + 6.5%; or
c.	The greater of 3.75% or the 90-day LIBOR rate + 6.5%.

This amendment also permits the Company to convert the interest rate of the loan on three business days notice, redefines the covenant requirements for the Adjusted Fixed Charge Coverage Ratio and Maximum Senior Leverage Ratio and permits CCI to make contributions to CC Tollgate LLC to ensure compliance with these covenants. In return, the amendment revises the repayment schedule of the term loan to require monthly payments of $0.2 million in lieu of quarterly payments of $0.6 million and eliminates the $2.5 million revolving credit facility. As of September 30, 2008, $18.0 million of principal is outstanding, of which $15.6 million is considered long-term in the accompanying September 30, 2008 condensed consolidated balance sheet.

For the three months ended March 31, 2008 and the three months ended June 30, 2008, the Company met all financial covenant terms related to this agreement except the adjusted fixed charge coverage (“AFCC”) ratio covenant related to the term loan. On April 28, 2008 and July 23, 2008, the Company received written waivers from the Bank related to this covenant in exchange for approximately $0.2 million and $0.1 million, respectively.

Revolving Credit Facility – Cripple Creek

On November 6, 2008, the Company entered into a Second Amended and Restated Credit Agreement with the Bank (“Amended Agreement”). The Amended Agreement converts the existing  revolving credit facility for Womacks to a 44-month term loan facility requiring monthly principal repayments of $0.1 million beginning on December 1, 2008 through maturity (July 1, 2012). The amended agreement also redefines the covenant requirements for the Adjusted Fixed Charge Coverage Ratio and Senior Leverage Ratio and requires the Company to maintain a consolidated leverage ratio of 4:00 to 1:00. The Amended Agreement increases the interest rate on the outstanding debt from Wells Fargo Prime (currently 4.0%) to Wells Fargo Prime + 5.5%. As of September 30, 2008, $4.0 million of principal is outstanding, of which $2.3 million is considered long-term in the accompanying September 30, 2008 condensed consolidated balance sheet.

--9--

7.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net operating revenue.

The Company issues free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time in the subsequent month. The Company expects the net win from a customer visit to be in excess of the value of the coupon utilized. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

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

Promotional allowances presented in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2008 and 2007 include the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2008	2007	2008	2007
Hotel, Food & Beverage	$1,023	$894	$2,656	$2,355
Free Plays or Coupons	683	755	2,097	2,366
Player Points	559	819	1,662	2,176
Total Promotional Allowances	$2,265	$2,468	$6,415	$6,897

8.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $6.0 million resulting from our net operating losses in the U.S. were fully reserved during the three months ended September 30, 2008.

In accordance with SFAS No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
•	Accumulation of net income before tax utilizing a look-back period of three years.

--10--

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The (benefit) provision for income tax expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2008	2007	2008	2007
Provision for U.S. federal income taxes	$(780)	$(335)	$(2,349)	$(473)
Provision for state income taxes	(111)	(8)	(335)	(28)
Valuation allowance for U.S. and state income taxes	6,020	-	6,020	-
Provision for foreign income taxes	581	370	1,670	1,156
Total provision for income taxes	$5,710	$27	$5,006	$655

The provision for income taxes is summarized by jurisdiction in the table below:

Amounts in thousands	For the three months ended September 30, 2008			For the three months ended September 30, 2007
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$998	$314	31.5%	$183	$59	32.2%
United States	(11,163)	5,130	(46.0%)	(431)	(343)	79.6%	(a)
South Africa	729	226	31.0%	716	262	36.6%
Mauritius	1,025	34	3.3%	1,444	43	3.0%
Austria	82	6	7.3%	(18)	6	(33.3%)
Czech Republic	58	-	-%	64	-	-%
Poland	(39)	-	-%	(93)	-	-%
Total	$(8,310)	$5,710	(68.7%)	$1,865	$27	1.4%
(a) pre-tax income in the United States for the three months ended September 30, 2007 includes $0.2 million in losses that were allocated to the former minority partner of CC Tollgate LLC.

--11--

Amounts in thousands	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$2,782	$840	30.2%	$138	$53	38.4%
United States	(16,468)	3,337	(20.3%)	(1,588)	(501)	31.5%	(a)
South Africa	2,213	698	31.5%	2,391	968	40.5%
Mauritius	3,659	113	3.1%	3,868	118	3.0%
Austria	15	18	120.0%	75	17	22.7%
Czech Republic	(114)	-	-%	12	-	-%
Poland	558	-	-%	(196)	-	-%
Total	$(7,355)	$5,006	(68.1%)	$4,700	$655	13.9%
(a) pre-tax income in the United States for the nine months ended September 30, 2007 includes $0.9 million in losses that were allocated to the former minority partner of CC Tollgate LLC.

On December 31, 2007, the Company purchased the 35% interest in CC Tollgate LLC that it did not already own from the minority partner in the project. Prior to this date, the Company did not record a provision for income tax on the losses allocated to the minority partner.

9.           (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed as follows:

Amounts in thousands, except for share information	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Basic (Loss) Earnings Per Share:
Net (loss) earnings	$(14,198)	$1,949	$(12,822)	$4,532
Weighted average common shares	23,522,763	23,051,067	23,432,279	23,043,351
Basic (loss) earnings per share	$(0.60)	$0.08	$(0.55)	$0.20

Diluted Earnings Per Share:
Net (loss) earnings	$(14,198)	$1,949	$(12,822)	$4,532
Weighted average common shares	23,522,763	23,051,067	23,432,279	23,043,351
Effect of dilutive securities using the treasury stock method:
Stock options and warrants	3,542	782,431	109,706	861,510
Dilutive potential common shares	23,526,305	23,833,498	23,541,985	23,904,861
Diluted (loss) earnings per share	$(0.60)	$0.08	$(0.55)	$0.19

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Stock options and warrants	975,210	85,000	77,500	85,000
Unvested restricted stock	360,000	400,000	360,000	400,000

--12--

10.           SEGMENT AND GEOGRAPHIC INFORMATION

Beginning in the fourth quarter of 2007, the Company modified its segment reporting from seven reportable segments to one reportable segment, because the Company now believes that its properties can be aggregated together in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, the Company has determined that it operates primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at its casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Prior period segments have been restated to conform to the current presentation.

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	September 30, 2008	December 31, 2007

United States	$63,598	$75,782

International:
Canada	$34,210	$37,419
Africa	34,912	42,979
Europe	14,566	13,668
Total international	83,688	94,066
Total	$147,286	$169,848
* Long-lived assets consist of property and equipment, goodwill, casino licenses and equity investment.

	Net Operating Revenue
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2008	2007	2008	2007
United States	$7,741	$11,008	$22,509	$29,089

International:
Canada	$5,656	$4,930	$17,008	$13,562
Africa	7,011	7,411	20,899	21,919
Europe	1,453	1,375	3,971	3,888
Total international	14,120	13,716	41,878	39,369
Total	$21,861	$24,724	$64,387	$68,458

--13--

11.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Sale of interest in South Africa – In September 2008, the Company announced that it had received verbal expressions of interest, the Company is considering the sale of all or part of its interest in The Caledon Hotel, Spa & Casino in the Western Cape province and the Century Casino and Hotel in Newcastle, KwaZulu-Natal province.  The Company has evaluated the potential sale in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which outlines the criteria under which an investment is classified as held for sale and subsequently accounted for as a discontinued operation. While the Company has established a protocol for tendering offers, the Company currently believes that not all the criteria under SFAS 144 relating to discontinued operations have been met.

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

OVERVIEW

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging and restaurant facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from the hotel and restaurant facilities that are a part of the casinos.

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

We also operate ship-based casinos aboard the Silver Cloud and the vessels of Oceania Cruises. Effective October 16, 2008, we have terminated operations aboard the World of Residensea.

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

Beginning in the fourth quarter of 2007, we modified our segment reporting from seven reportable segments to one reportable segment in accordance with SFAS 131, we have determined that we operate primarily in one segment, the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities. Prior period segments have been restated to conform to the current presentation.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Management believes that in South Africa and Colorado, rising fuel prices and lower consumer discretionary income have significantly impacted our operations.

On November 4, 2008, voters in Colorado approved a ballot initiative that will permit raising the maximum betting limit from $5 to $100, will permit gaming establishments to be open for 24-hours and allows the introduction of roulette and craps to the Colorado gaming market beginning July 1, 2009. The local gaming communities must approve these changes. While management currently cannot project the estimated impact of this change, we believe that if the local gaming communities approve these changes, our gaming revenues in Cripple Creek, Colorado and Central City, Colorado will be positively impacted.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Canadian dollar (CAD)	1.0407	1.0507	1.0185	1.1049
Czech koruna (CZK)	16.0745	20.3677	16.3418	20.8563
Euros (€)	0.6668	0.7282	0.6582	0.7424
Polish zloty (PLN)	2.2040	2.7627	2.2571	2.8084
South African rand (ZAR)	7.7805	7.1068	7.6998	7.1468
Source: Pacific Exchange Rate Service

--16--

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2008 and 2007 are below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Gaming revenue	$19,816	$23,163	$58,753	$64,541
Net operating revenue	21,861	24,724	64,387	68,458
Total operating costs and expenses	29,158	21,259	68,672	60,085
Earnings from equity investment	218	37	766	91
(Loss) earnings from operations	(7,079)	3,502	(3,519)	8,464
Net (loss) earnings	(14,198)	1,949	(12,822)	4,532
(Loss) earnings per share
Basic	(0.60)	0.08	(0.55)	0.20
Diluted	(0.60)	0.08	(0.55)	0.19

The decrease in net operating revenue from $24.7 million for the three months ended September 30, 2007 to $21.9 million for the three months ended September 30, 2008 is primarily the result of a $3.4 million decline in gaming revenue at our properties in Colorado, a $0.7 million decline in gaming revenue at the Caledon and a 9.5% decline in the average exchange rate between the U.S. dollar and South African rand, partially offset by increased gaming revenue at our casino in Edmonton.

The decrease in net operating revenue from $68.5 million for the nine months ended September 30, 2007 to $64.4 million for the nine months ended September 30, 2008 can be attributed to the same factors described above. Further declines in the average exchange rate between the U.S. dollar and South African rand may harm our U.S. results.

The increase in operating costs and expenses from $21.3 million for the three months ended September 30, 2007 to $29.2 million for the three months ended September 30, 2008 is the result of the write-off of $9.4 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado, an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007 and the completion of a renovation project at Womacks in the first quarter of 2008, which contributed an additional $1.8 million of depreciable assets, partially offset by a decline in gaming expenses primarily due to the decrease in gaming revenue and a decline in general and administrative expenses.

The increase in operating costs and expenses from $60.1 million for the nine months ended September 30, 2007 to $68.7 million for the nine months ended September 30, 2008 is primarily due to the write-off of $9.4 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado and increased charges related to the amortization of restricted stock and an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007 and 2008, partially offset by a decline in gaming expense resulting from reduced gaming revenue.

The decrease from net earnings of $1.9 million for the three months ended September 30, 2007 to a net loss of $14.2 million for the three months ended September 30, 2008 was due to a decline in operations, the write-off of $9.4 million of goodwill and an increase in tax expense of $5.7 million, due primarily to the establishment of a valuation allowance for our U.S. deferred tax asset of approximately $6.0 million.

--17--

The decrease from net earnings of $4.5 million for the nine months ended September 30, 2007 to a net loss of $12.8 million for the nine months ended September 30, 2008 is primarily the result of the decline in overall operations, the write-off of $9.4 million of goodwill and an increase in tax expense of $4.4 million, due primarily to the establishment of a valuation allowance for our U.S. deferred tax assets of approximately $6.0 million.

Net operating revenue by property for the three and nine months ended September 30, 2008 and 2007 is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,656	$4,930	$17,008	$13,562
Womacks (Cripple Creek, Colorado)	3,086	5,011	8,827	13,510
Century Casino & Hotel (Central City, Colorado)	4,655	5,954	13,679	15,529
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	3,988	4,526	12,277	13,324
Century Casino & Hotel (Newcastle, South Africa)	3,023	2,885	8,622	8,595
Casino Millennium (Prague, Czech Republic)	884	719	2,119	1,862
Cruise Ships	569	656	1,852	2,026
Casinos Poland (Poland)(1)	-	-	-	-
Corporate	-	43	3	50
Net operating revenue	$21,861	$24,724	$64,387	$68,458
(1)	A 33.3% interest was acquired on March 12, 2007 and is accounted for as an equity investment.

Earnings and (losses) from operations by property for the three and nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,674	$1,175	$5,133	$2,715
Womacks (Cripple Creek, Colorado)	(7,121)	1,433	(7,259)	3,620
Century Casino & Hotel (Central City, Colorado)	(1,700)	1,007	(1,158)	1,730
The Caledon Hotel, Spa & Casino (Caledon, South Africa)	972	1,492	3,214	4,351
Century Casino & Hotel (Newcastle, South Africa)	806	586	2,075	1,905
Casino Millennium (Prague, Czech Republic)	65	110	(101)	153
Cruise Ships	(3)	(59)	119	(77)
Casinos Poland (Poland)(1)	218	37	766	91
Corporate	(1,990)	(2,279)	(6,308)	(6,024)
(Loss) earnings from operations	$(7,079)	$3,502	$(3,519)	$8,464
(1)	A 33.3% interest was acquired on March 12, 2007 and is accounted for as an equity investment.

--18--

Three months ended September 30, 2008 vs 2007

Revenue

Net operating revenue for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,
	2008	2007	Variance	Percentage Variance

Gaming	$19,816	$23,163	$(3,347)	(14.4%)
Hotel, food and beverage	3,729	3,479	250	7.2%
Other	581	550	31	5.6%
Gross revenue	24,126	27,192	(3,066)	(11.3%)
Less promotional allowances	2,265	2,468	(203)	(8.2%)
Net operating revenue	$21,861	$24,724	$(2,863)	(11.6%)

Gaming revenue

Gaming revenue decreased by $3.3 million, or 14.4%, from $23.2 million for the three months ended September 30, 2007 to $19.8 million for the three months ended September 30, 2008. Declines in gaming revenue at our casinos in Colorado and Caledon, South Africa were partially offset by increased gaming revenue at our casino in Edmonton, Alberta, Canada.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $0.5 million, or 13.2%, from $3.8 million for the three months ended September 30, 2007 to $4.3 million for the three months ended September 30, 2008, primarily due to increased play at the casino resulting from additional slot machines and increased traffic from a showroom that is a part of the casino. Gaming revenue in Canadian dollars increased by CAD 0.5 million, or 12.2%, from CAD 3.9 million for the three months ended September 30, 2007 to CAD 4.4 million for the three months ended September 30, 2008. This increase is the result of an increase of 4.6% in slot revenue and 24.0% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007.

Gaming revenue at Womacks decreased by $2.1 million, or 38.3%, from $5.4 million for the three months ended September 30, 2007 to $3.3 million for the three months ended September 30, 2008. Management believes that gaming revenue was negatively impacted by a 7.0% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008. The Cripple Creek gaming market experienced a smaller decline than either the Central City or Black Hawk gaming markets, which posted declines of 20.1% and 13.4%, respectively.  Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline in Cripple Creek than either Central City or Black Hawk. In addition, in late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which led to our decreased revenue. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the total machines on the floor to Ticket in/Ticket out devices. We are currently reviewing various strategies to increase gaming revenue at Womacks. Our market share of the Cripple Creek gaming revenue declined from 12.5% for the third quarter of 2007 to 8.1% for the third quarter of 2008.

--19--

Gaming revenue at the Century Casino and Hotel in Central City decreased by $1.3 million, or 20.8%, from $6.3 million for the three months ended September 30, 2007 to $5.0 million for the three months ended September 30, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 20.1% decline in the Central City gaming market and can be attributed to a decline in consumer discretionary income, increased fuel prices and the smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased slightly from 28.5% for the third quarter of 2007 to 28.6% for the third quarter of 2008.

Gaming revenue at our casino in Caledon, South Africa decreased by $0.7 million, or 17.4% from $3.9 million for the three months ended September 30, 2007 to $3.2 million for the three months ended September 30, 2008, due primarily to lower customer attendance and a 9.5% decline in the average exchange rate between the U.S. dollar and South African rand. As Caledon is located approximately 60 miles from Cape Town, management believes that higher fuel prices throughout 2008 have led local patrons from Cape Town to gamble in Cape Town as opposed to traveling to our casino. Gaming revenue in rand decreased by ZAR 2.7 million, or 9.7%, from ZAR 27.8 million to ZAR 25.1 million for the three months ended September 30, 2008. Our slot machine win per day (in ZAR) declined from ZAR 770 for the three months ended September 30, 2007 to ZAR 703 for the three months ended September 30, 2008. Also, to a lesser extent, the addition of two table games in 2008 contributed to a decline in table win per day (in ZAR) of 43.7% for the three months ended September 30, 2008. Our market share of the Western Cape gaming revenue declined from 5.1% for the three months ended September 30, 2007 to 4.8% for the three months ended September 30, 2008. Management attributes this decline to the rising fuel prices. The Western Cape operates with the maximum permitted number of five casinos.

Gaming revenue at the Century Casino & Hotel in Newcastle, South Africa increased $0.1 million, or 4.3%, from $2.5 million for the three months ended September 30, 2007 to $2.6 million for the three months ended September 30, 2008.  A significant increase in gaming revenue reported in local currency was offset by a 9.5% decline in the average exchange rate between the U.S. dollar and South African rand. Gaming revenue in rand increased by ZAR 2.5 million, or 14.0%, from ZAR 17.8 million to ZAR 20.3 million for the three months ended September 30, 2008, which management believes is the result of increased marketing efforts and new promotions at the casino  Slot machine win per day (in ZAR) increased 14.4% for the three months ended September 30, 2008. Our market share of the Kwazulu-Natal gaming revenue increased from 3.4% for the three months ended September 30, 2007 to 3.6% for the three months ended September 30, 2008.

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operated increased by $0.1 million, or 8.5%, from $1.3 million for the three months ended September 30, 2007 to $1.4 million for the three months ended September 30, 2008, primarily due to an increase in gaming revenue at the Century Casino Millennium. Our revenue related to these operations fluctuates significantly with the quality of the players. Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.2 million, or 7.2%, from $3.5 million for the three months ended September 30, 2007 to $3.7 million for the three months ended September 30, 2008. Hotel, food and beverage revenue increased primarily due to a special food promotion held at Womacks during the third quarter of 2008 and increases in the number of players and hotel guests from the August 2007 conversion of the dinner theater to a live music showroom in Edmonton.

--20--

Promotional allowances

Promotional allowances decreased by $0.2 million, or 8.2%, from $2.5 million for the three months ended September 30, 2007 to $2.3 million for the three months ended September 30, 2008. Promotional allowances decreased by $0.1 million at our casino in Central City and by $0.1 million at our casino in Caledon, South Africa, the direct result of declines in gaming revenue at each property. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,
	2008	2007	Variance	Percentage Variance

Gaming	$8,289	$9,222	$(933)	(10.1%)
Hotel, food and beverage	2,827	2,802	25	0.9%
General and administrative	6,316	7,239	(923)	(12.8%)
Impairments and other write-offs, net of recoveries	9,357	9	9,348	100.0%
Depreciation	2,369	1,987	382	19.2%
Total operating costs and expenses	$29,158	$21,259	$7,899	37.2%

Gaming expenses

Gaming expenses decreased $0.9 million, or 10.1%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a decrease in expenses at our Colorado and Caledon, South Africa casino that are directly related to decreased gaming revenue and a decline in the average exchange rate between the U.S. dollar and South African rand, partially offset by increased expenses at our casino in Edmonton.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.3 million, or 24.0%, from $1.4 million for the three months ended September 30, 2007 to $1.7 million for the three months ended September 30, 2008. In CAD, gaming expenses increased CAD 0.4 million, or 25.9%, from CAD 1.4 million for the three months ended September 30, 2007 to CAD 1.8 million for the three months ended September 30, 2008, primarily due to an increase in payroll expenses resulting from the introduction of 24-hour poker in the fourth quarter of 2007.

Gaming expenses at Womacks decreased $0.6 million, or 34.1%, from $1.7 million for the three months ended September 30, 2007 to $1.1 million for the three months ended September 30, 2008. This decrease is primarily the result of a $0.3 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in royalties of $0.1 million and a decline in payroll expenses of $0.1 million.  As part of a plan to bring expenses back in line with revenue levels, management has reduced staff levels from 135 full time equivalents at December 31, 2007 to 91 full time equivalents as of September 30, 2008.  Management continues to evaluate various marketing strategies to attract customers back to this casino.

--21--

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.4 million, or 18.4%, from $2.4 million for the three months ended September 30, 2007 to $2.0 million for the three months ended September 30, 2008, primarily due to a $0.3 million decrease in gaming taxes resulting from the decrease in gaming revenue and a $0.1 million decrease in payroll expenses. As part of a plan to bring expenses back in line with revenue levels, management has reduced staff levels from 122 full time equivalents at December 31, 2007 to 96 full time equivalents as of September 30, 2008.

Gaming expenses at our casino in Caledon, South Africa decreased by $0.2 million, or 11.4%, from $1.5 million for the three months ended September 30, 2007 to $1.3 million for the three months ended September 30, 2008. In rand, gaming expense decreased by ZAR 0.3 million, or 3.1%, from ZAR 10.9 million for the three months ended September 30, 2007 to ZAR 10.6 million for the three months ended September 30, 2008, primarily due to a decrease in value added taxes of ZAR 0.4 million, a decrease in gaming taxes of ZAR 0.2 million and a decrease in advertising charges of ZAR 0.2 million. These decreases were offset by an increase in payroll expenses of ZAR 0.2 million and an increase in royalties of ZAR 0.2 million.

Gaming expenses at the Century Casino & Hotel in Newcastle decreased by $0.1 million, or 5.1%, from $1.1 million for the three months ended September 30, 2007 to $1.0 million for the three months ended September 30, 2008, due to the decrease in the exchange rate between the U.S. dollar and the South African rand. In rand, gaming expenses increased by ZAR 0.4 million, or 4.6%, from ZAR 7.6 million for the three months ended September 30, 2007 to ZAR 8.0 million for the three months ended September 30, 2008, primarily due to an increase of ZAR 0.2 million in gaming taxes resulting from increased gaming revenue and an increase of ZAR 0.2 million in value added taxes.

Gaming expenses at the Century Casino Millennium in Prague and aboard the cruise ships on which we operate remained flat at $1.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Increased gaming expenses at the Century Casino Millennium were offset by a decline in ship gaming expenses.

Hotel, food and beverage expenses

Hotel, food and beverage expenses remained flat at $2.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Increased food expenses resulting from a special promotion at Womacks were offset by decreased food and beverage expenses at our remaining properties.

General and administrative expenses

General and administrative expenses decreased $0.9 million, or 12.8%, from $7.2 million for the three months ended September 30, 2007 to $6.3 million for the three months ended September 30, 2008. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton remained flat at $1.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In CAD, general and administrative expenses decreased by CAD 0.1 million, or 10.5%, from CAD 1.2 million to CAD 1.1 million for the three months ended September 30, 2008, primarily due to declines in property tax expenses, payroll expenses and professional fees.

General and administrative expenses at Womacks decreased by $0.2 million, or 20.6%, from $1.0 million for the three months ended September 30, 2007 to $0.8 million for the three months ended September 30, 2008, primarily due to a decrease in payroll related to reduced staffing at the casino.

--22--

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.2 million, or 16.7%, from $1.1 million for the three months ended September 30, 2007 to $0.9 million for the three months ended September 30, 2008. The decrease is primarily the result of a $0.1 million decline in payroll expenses and a $0.1 million decline in professional fees.

General and administrative expenses at the Caledon increased by $0.2 million, or 19.7%, from $0.6 million for the three months ended September 30, 2008 to $0.8 million for the three months ended September 30, 2008. In rand, general and administrative expenses increased by ZAR 1.6 million, or 36.7%, from ZAR 4.3 million for the three months ended September 30, 2007 to ZAR 5.9 million for the three months ended September 30, 2008. This increase is the result of a ZAR 0.3 million increase in payroll resulting from additional employees at the casino, ZAR 0.2 million increase in professional fees, ZAR 0.4 million increase in property taxes resulting from a one-time credit received in 2007, a ZAR 0.1 million increase in uniform expenses and a ZAR 0.5 million increase in corporate allocations (primarily payroll).

General and administrative expenses at the Century Casino & Hotel in Newcastle decreased by $0.3 million, or 28.3%, from $0.9 million for the three months ended September 30, 2007 to $0.6 million for the three months ended September 30, 2008. In rand, general and administrative expenses decreased by ZAR 0.8 million, or 14.0%, from ZAR 5.8 million for the three months ended September 30, 2007 to ZAR 5.0 million for the three months ended September 30, 2008. The decrease is primarily due to a decrease in professional fees of ZAR 0.3 million, decreased maintenance charges of ZAR 0.1 million and a decrease in other taxes (primarily VAT) of ZAR 0.5 million, partially offset by an increase in payroll expenses of ZAR 0.1 million.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships remained flat at $0.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Corporate expenses decreased by $0.3 million, or 15.4%, from $2.2 million for the three months ended September 30, 2007 to $1.9 million for the three months ended September 30, 2008, primarily due to a decrease in payroll expense of $0.2 million and a decline in legal, accounting and other professional fees of $0.1 million.

At September 30, 2008, we have $2.1 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.4 million will be recognized over the remainder of 2008, and $1.7 million will be recognized in subsequent years through 2011.

Impairments and other write-offs, net of recoveries

For the three months ended September 30, 2008, we recorded $9.4 million in impairments of goodwill related to Womacks and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations have experienced a significant decline in gaming revenue. We deemed this to be an indicator of potential impairment under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense increased by $0.4 million, or 19.2%, from $2.0 million for the three months ended September 30, 2007 to $2.4 million for the three months ended September 30, 2008. This increase is primarily due to the completion of a renovation project at Womacks in the first quarter of 2008 which contributed $1.8 million of depreciable assets. In addition, based upon a compliance review of our fixed asset policy in Newcastle, South Africa, we recorded a one-time reduction of $0.2 million of depreciation expense for the three months ended September 30, 2007.

--23--

Non-operating income (expense)

Non-operating income (expense) for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,
	2008	2007	Variance	Percentage Variance

Interest income	$37	$85	$(48)	(56.5%)
Interest expense	(1,197)	(1,649)	452	(27.4%)
Losses on foreign currency translation and other	(71)	(73)	2	(2.7%)
Non-operating expense	$(1,231)	$(1,637)	$406	(24.8%)

Interest income

Interest income is directly related to the cash reserves we have on hand. Since September 30, 2007, we have reduced our outstanding third party debt related to our casinos in Colorado from $28.2 million to $21.9 million as of September 30, 2008, utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $65.6 million for the three months ended September 30, 2007 to $52.2 million for the three months ended September 30, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 9.4% and 8.6% for the three months ended September 30, 2007 and 2008, respectively.

Losses on foreign currency transactions and other

We recognized foreign currency losses of less than $0.1 million for both the three months ended September 30, 2007 and 2008, resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded less than $0.1 million of earnings and $0.2 million of earnings from our investment in CPL for the three months ended September 30, 2007 and 2008, respectively.

Taxes

Our effective tax rate was 1.4% and (68.7%) for the three months ended September 30, 2007 and 2008, respectively. The mix of domestic losses and foreign earnings significantly impacts our tax rate. The tax benefit recorded on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. For the three months ended September 30, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $11.1 million compared to pre-tax earnings at our remaining operations of $2.8 million. Our taxes are further adjusted for non-deductible permanent differences. Also, for the three months ended September 30, 2008, we established a $6.0 million valuation allowance for our U.S. deferred taxes. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate.

--24--

Minority interest in subsidiary earnings and losses

For the three months ended September 30, 2007, we allocated losses of $0.2 million to various parties who hold a minority interest in our properties. For the three months ended September 30, 2008, we allocated earnings of $0.1 million to these parties. For the 2007 period, we allocated approximately $0.2 million in losses to a former partner in CC Tollgate LLC, which owns our Central City casino. On December 31, 2007, we purchased this partner’s interest in CC Tollgate LLC. As a result, we now retain all the earnings and losses for the casino in Central City.

Preference dividends issued by subsidiary

Preference shareholders of our subsidiary, Century Casinos Caledon (Pty) Ltd., are entitled to per share dividends of 0.009% of the annual gross gaming revenue of the Caledon Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. For each of the three months ended September 30, 2007 and 2008, we issued dividends of less than $0.1 million.

Nine months ended September 30, 2008 vs 2007

Revenue

Net operating revenue for the nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine months ended September 30,
	2008	2007	Variance	Percentage Variance

Gaming	$58,753	$64,541	$(5,788)	(9.0%)
Hotel, food and beverage	10,390	9,325	1,065	11.4%
Other	1,659	1,489	170	11.4%
Gross revenue	70,802	75,355	(4,553)	(6.0%)
Less promotional allowances	6,415	6,897	(482)	(7.0%)
Net operating revenue	$64,387	$68,458	$(4,071)	(5.9%)

Gaming revenue

Gaming revenue decreased by $5.8 million, or 9.0%, from $64.5 million for the nine months ended September 30, 2007 to $58.7 million for the nine months ended September 30, 2008. Declines in our Colorado operations and our Caledon, South Africa operation were partially offset by increased gaming revenue at our casino in Edmonton.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $2.4 million, or 23.4%, from $10.3 million for the nine months ended September 30, 2007 to $12.7 million for the nine months ended September 30, 2008, primarily due to increased play at the casino resulting from additional slot machines and increased traffic from the showroom, as well as a 7.8% improvement in the average exchange rate between the U.S. dollar and Canadian dollar. Gaming revenue in Canadian dollars increased by CAD 1.7 million, or 14.4%, from CAD 11.3 million to CAD 13.0 million for the nine months ended September 30, 2008. This is the result of an increase of 9.1% in slot revenue and 21.9% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007.

--25--

Gaming revenue at Womacks decreased by $4.9 million, or 33.2%, from $14.7 million for the nine months ended September 30, 2007 to $9.8 million for the nine months ended September 30, 2008. Management believes that gaming revenue was negatively impacted by a 9.0% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices and a smoking ban that went into effect on January 1, 2008.  The Cripple Creek gaming market experienced a smaller decline than either the Central City or Black Hawk gaming markets, which posted declines of 20.3% and 11.5%, respectively.  Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline in Cripple Creek than either Central City or Black Hawk (the last casino permitting smoking stopped allowing it on October 9, 2008).  In addition, in late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue. Womacks has continued the effort to improve the customer experience at Womacks by converting 100% of the machines on the floor to Ticket in/Ticket out devices. We are currently reviewing various strategies to increase gaming revenue at Womacks. Our market share of the Cripple Creek gaming revenue declined from 12.3% for the first nine months of 2007 to 9.1% for the first nine months of 2008.

Gaming revenue at the Century Casino and Hotel in Central City decreased by $2.1 million, or 12.6%, from $16.9 million for the nine months ended September 30, 2007 to $14.8 million for the nine months ended September 30, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 20.3% decline in the Central City gaming market and can be attributed to a decline in consumer discretionary income, increased fuel prices and the smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased from 27.5% for the first nine months of 2007 to 28.5% for the first nine months of 2008.

Gaming revenue at our casino in Caledon, South Africa decreased by $1.2 million, or 10.6% from $11.4 million for the nine months ended September 30, 2007 to $10.2 million for the nine months ended September 30, 2008, due primarily to lower customer attendance and a 7.7% decline in the average exchange rate between the U.S. dollar and the South African rand. As Caledon is located approximately 60 miles from Cape Town, management believes that higher fuel prices during 2008 has led local patrons from Cape Town to gamble in Cape Town as opposed to traveling to our casino. Gaming revenue in rand decreased by ZAR 3.1 million, or 3.9%, from ZAR 81.2 million to ZAR 78.1 million for the nine months ended September 30, 2008. In May 2007, we increased the number of slot machines on the floor from 350 to 370. This resulted in a decline in our slot machine win per day from ZAR 772 for the nine months ended September 30, 2007 to ZAR 734 for the nine months ended September 30, 2008. Also, to a lesser extent, the addition of two table games contributed to a decline in table win (in ZAR) per day of 41.0% for the nine months ended September 30, 2008. Our market share of the Western Cape gaming revenue declined from 5.0% for the nine months ended September 30, 2007 to 4.7% for the nine months ended September 30, 2008. Management attributes this decline to the higher fuel prices. The Western Cape operates with the maximum permitted number of five casinos.

Gaming revenue at the Century Casino & Hotel in Newcastle, South Africa decreased by $0.2 million, or 1.8%, from $7.6 million for the nine months ended September 30, 2007 to $7.4 million for the nine months ended September 30, 2008, a result of a 7.7% decline in the average exchange rate between the U.S. dollar and the South African rand. Gaming revenue in rand increased by ZAR 3.1 million, or 5.7%, from ZAR 53.9 million to ZAR 57.0 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, our slot machine win per day increased by 7.4% (in ZAR). Our market share of the Kwazulu-Natal gaming revenue declined slightly from 3.5% for the nine months ended September 30, 2007 to 3.4% for the nine months ended September 30, 2008.

--26--

Combined gaming revenue at the Century Casino Millennium (Prague, Czech Republic) and aboard the cruise ships on which we operated increased by $0.1 million, or 4.5%, from $3.7 million for the nine months ended September 30, 2007 to $3.8 million for the nine months ended September 30, 2008, primarily due to improved operations at the Century Casino Millennium. Our revenue related to these operations fluctuates significantly with the quality of players. Century Casino Millennium derives the majority of its gaming revenue from live table games. The quality of the player has more of an impact on the live game results when compared to the income derived from slot machines.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $1.1 million, or 11.4%, from $9.3 million for the nine months ended September 30, 2007 to $10.4 million for the nine months ended September 30, 2008. The combined effect of opening our hotel in Edmonton in March 2007 and converting the dinner theater to a live music showroom in August 2007 increased hotel, food and beverage revenue in Edmonton by $0.6 million period over period. In addition, hotel, food and beverage revenue at our South African operations increased by $0.4 million, primarily due to increased hotel occupancy and conferences.

Promotional allowances

Promotional allowances decreased by $0.5 million, or 7.0%, from $6.9 million for the nine months ended September 30, 2007 to $6.4 million for the nine months ended September 30, 2008. Promotional allowances at our casino in Central City decreased by $0.5 million, the direct result of a decline in gaming revenue at the property.

Operating Costs and Expenses

Operating costs and expenses for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine months ended September 30,
	2008	2007	Variance	Percentage Variance

Gaming	$24,618	$25,790	$(1,172)	(4.5%)
Hotel, food and beverage	7,864	7,927	(63)	(0.8%)
General and administrative	19,888	20,024	(136)	(0.7%)
Impairments and other write-offs, net of recoveries	9,357	34	9,323	100.0%
Depreciation	6,945	6,310	635	10.1%
Total operating costs and expenses	$68,672	$60,085	$8,587	14.3%

Gaming expenses

Gaming expenses decreased $1.2 million, or 4.5%, from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, primarily due to a decrease in gaming expenses at our Colorado and South African casinos that are directly related to decreased gaming revenue and a decline in the average exchange rate between the U.S. dollar and South African rand, partially offset by increased expenses at our casino in Edmonton.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.9 million, or 24.5%, from $3.8 million for the nine months ended September 30, 2007 to $4.7 million for the nine months ended September 30, 2008. This increase is primarily due to a $0.6 million increase in payroll expenses resulting from the introduction of 24-hour poker in the fourth quarter of 2007, an increase of $0.2 million in advertising and promotional charges and increased lease expenses of $0.1 million.

--27--

Gaming expenses at Womacks decreased $1.0 million, or 21.7%, from $4.6 million for the nine months ended September 30, 2007 to $3.6 million for the nine months ended September 30, 2008. This decrease is the result of a $0.6 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in payroll expenses of $0.2 million and a decline in royalty expense of $0.2 million.  Womacks was not able to offset the decrease in revenue by decreasing variable expenses for the first nine months of 2008. As part of a plan to bring expenses back in line with revenue levels, management has reduced staff levels from 135 full time equivalents at December 31, 2007 to 91 full time equivalents as of September 30, 2008. Management continues to evaluate various marketing strategies to attract customers back to this casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased by $0.6 million, or 9.2%, from $6.5 million for the nine months ended September 30, 2007 to $5.9 million for the nine months ended September 30, 2008. The decrease in gaming expenses is primarily the result of a $0.4 million decrease in gaming taxes resulting from the decrease in gaming revenue and a $0.2 million decrease in payroll expenses. As part of a plan to bring expenses back in line with revenue levels, management has reduced staff levels from 122 full time equivalents at December 31, 2007 to 96 full time equivalents as of September 30, 2008.

Gaming expenses at our casino in Caledon, South Africa decreased by $0.2 million, or 5.0%, from $4.4 million for the nine months ended September 30, 2007 to $4.2 million for the nine months ended September 30, 2008, primarily due to the decline in the exchange rate between the U.S. dollar and South African rand. In rand, gaming expense increased by ZAR 0.8 million, or 2.5%, from ZAR 31.6 million for the nine months ended September 30, 2007 to ZAR 32.4 million for the nine months ended September 30, 2008, primarily due to a ZAR 0.5 million increase in payroll expenses resulting from additional employees at the casino, a ZAR 0.7 million increase in royalty expenses and a ZAR 0.5 million increase in supply expenses. These increases were offset by a decrease of ZAR 0.3 million in maintenance expenses, ZAR 0.2 million in gaming taxes and ZAR 0.5 million in value added taxes.

Gaming expenses at the Century Casino & Hotel in Newcastle decreased by $0.2 million, or 6.0%, from $3.2 million for the nine months ended September 30, 2007 to $3.0 million for the nine months ended September 30, 2008. In rand, gaming expense increased by ZAR 0.4 million, or 1.7%, from ZAR 22.7 million for the nine months ended September 30, 2007 to ZAR 23.1 million for the nine months ended September 30, 2008, primarily due to ZAR 0.3 million increase in slot conversions and ZAR 0.2 million increase in supply expenses, a ZAR 0.3 million increase in gaming taxes and a ZAR 0.4 million increase in value added taxes. These increases were offset by a ZAR 0.4 million decrease in license fees and a ZAR 0.5 million decrease in marketing/advertising expenses.

Gaming expenses at the Century Casino Millennium in Prague and aboard the cruise ships on which we operate decreased by $0.1 million, or 2.8%, from $3.2 million for the nine months ended September 30, 2007 to $3.1 million for the nine months ended September 30, 2008 primarily due to decreases in marketing expenditures and gaming and sales/use taxes.

Hotel, food and beverage expenses

Hotel, food and beverage expenses remained flat at $7.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Increased hotel, food and beverage expenses at Womacks and the Caledon were offset by decreases in hotel, food and beverage expenses at our remaining properties.

--28--

General and administrative expenses

General and administrative expenses decreased by $0.1 million, or 0.7%, from $20.0 million for the nine months ended September 30, 2007 to $19.9 million for the nine months ended September 30, 2008. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased by $0.2 million, or 5.4%, from $3.4 million for the nine months ended September 30, 2007 to $3.6 million for the nine months ended September 30, 2008. In CAD, general and administrative expenses decreased by CAD 0.2 million, or 4.4%, from CAD 3.8 million for the nine months ended September 30, 2007 to CAD 3.6 million for the nine months ended September 30, 2008. The decrease is primarily the result of a decrease in payroll expense of CAD 0.1 million and a decrease in insurance expense of CAD 0.1 million.

General and administrative expenses at Womacks decreased by $0.3 million, or 11.0%, from $2.8 million for the nine months ended September 30, 2007 to $2.5 million for the nine months ended September 30, 2008, primarily due to a $0.3 million decline in payroll expenses from reduced staffing.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.4 million, or 11.3%, from $3.4 million for the nine months ended September 30, 2007 to $3.0 million for the nine months ended September 30, 2008, primarily the result of decreases of $0.1 million in our property tax accrual, $0.1 million of professional fees and $0.1 million of insurance expenses.

General and administrative expenses at the Caledon increased by $0.2 million, or 10.3%, from $2.0 million for the nine months ended September 30, 2007 to $2.2 million for the nine months ended September 30, 2008. In rand, general and administrative expenses increased ZAR 2.5 million, or 18.0%, from ZAR 14.4 million for the nine months ended September 30, 2007 to ZAR 16.9 million for the nine months September 30, 2008. The increase is due to ZAR 1.7 million of increased corporate overhead allocations (primarily payroll), ZAR 0.7 million of increased payroll at the casino and a ZAR 0.6 million of increased property taxes (resulting from a one-time property tax adjustment in 2007, offset by a ZAR 0.5 million decrease in professional fees.

General and administrative expenses at the Century Casino & Hotel in Newcastle decreased by $0.1 million, or 6.0%, from $2.1 million for the nine months ended September 30, 2007 to $2.0 million for the nine months ended September 30, 2008. In rand, general and administrative expenses remained flat at ZAR 15.3 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Increases in payroll expenses of approximately ZAR 0.4 million and professional fees of approximately ZAR 0.7 million, were offset by decreased licensing expenses of ZAR 0.2 million, decreased tax expenses of ZAR 0.2 million and decreases in other losses resulting from casino thefts in 2007 of ZAR 0.6 million.

Combined general and administrative expenses at the Century Casino Millennium and aboard the cruise ships increased by $0.2 million, or 36.7%, from $0.3 million for the nine months ended September 30, 2007 to $0.5 million for the nine months ended September 30, 2008, primarily due to increases in professional fees and payroll expenses at the Century Casino Millennium.

Corporate expenses increased by $0.2 million, or 2.9%, from $5.9 million for the nine months ended September 30, 2007 to $6.1 million for the nine months ended September 30, 2008. The increase in 2008 is primarily due to a $0.6 million increase in stock compensation expenses related to the amortization of costs associated with restricted stock and stock options issued in July 2007, offset by a $0.1 million decrease in communication expenses and a $0.2 million decrease in legal, accounting and other professional fees.

--29--

Impairments and other write-offs, net of recoveries

For the nine months ended September 30, 2008, we recorded $9.4 million in impairments of goodwill related to Womacks and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations have experienced a significant decline in gaming revenue. We deemed this to be an indicator of potential impairment under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense increased by $0.6 million, or 10.1%, from $6.3 million for the nine months ended September 30, 2007 to $6.9 million for the nine months ended September 30, 2008. This increase is primarily due to $1.6 million of gaming equipment and non-gaming equipment additions during 2007 and the completion of a renovation project at Womacks in the first quarter 2008 which contributed $1.8 million of depreciable assets.  These assets are depreciated over periods varying from three to seven years.

Non-operating income (expense)

Non-operating income (expense) for the nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine months ended September 30,
	2008	2007	Variance	Percentage Variance

Interest income	$162	$802	$(640)	(79.8%)
Interest expense	(4,106)	(5,280)	1,174	(22.2%)
Gains of foreign currency translation and other	108	714	(606)	(84.9%)
Non-operating expense	$(3,836)	$(3,764)	$(72)	1.9%

Interest income

Interest income is directly related to the cash reserves we have on hand. Since September 30, 2007, we have reduced our outstanding third party debt related to our casinos in Colorado from $28.2 million to $21.9 million as of September 30, 2008, utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $68.2 million for the nine months ended September 30, 2007 to $56.4 million for the nine months ended September 30, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges of $0.3 million for bank waivers of a financial covenant related to our Central City debt, was 9.0% and 8.3% for the nine months ended September 30, 2007 and 2008, respectively.

--30--

Gain on foreign currency transactions and other

We recognized foreign currency gains of $0.7 million and $0.1 million for the nine months ended September 30, 2007 and 2008, respectively, resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

On March 12, 2007, we completed the acquisition of G5 Sp. z o.o. (“G5”). G5 owns 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We began reporting our share of CPL’s earnings in April 2007. We recorded $0.1 million of earnings from our investment in CPL for the period between March 12, 2007 and August 31, 2007. For the nine months ended September 30, 2008, we recorded $0.8 million of earnings from our investment in CPL.

Taxes

Our effective tax rate was 13.9% and (68.1%) for the nine months ended September 30, 2007 and 2008, respectively. The mix of domestic losses and foreign earnings significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in South Africa and Mauritius. For the nine months ended September 30, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $16.5 million compared to pre-tax earnings at our remaining operations of $9.1 million. Our taxes are further adjusted for non-deductible permanent differences. Also, for the nine months ended September 30, 2008, we established a $6.0 million valuation allowance for our U.S. deferred taxes. If we conclude at a later date that the realization of these deferred taxes are more likely than not, we will reduce the valuation allowance as appropriate.

Minority interest in subsidiary earnings and losses

For the nine months ended September 30, 2007, we allocated net losses of $0.8 million to various parties who hold a minority interest in our properties. For the nine months ended September 30, 2008, we allocated earnings of $0.3 million to these parties. For the 2007 period, we allocated approximately $1.1 million in losses to a former partner in CC Tollgate LLC. On December 31, 2007, we purchased this partner’s interest in CC Tollgate LLC. As a result, we now retain all the earnings and losses for the casino in CC Tollgate LLC.

Preference dividends issued by subsidiary

Preference shareholders of our subsidiary, Century Casinos Caledon (Pty) Ltd., are entitled to per share dividends of 0.009% of the annual gross gambling revenue of the Caledon, Hotel, Spa & Casino after the deduction of gaming taxes and value added tax. Dividends issued by Caledon to preference shareholders decreased by $0.1 million, or 55.2%, from $0.3 million for the nine months ended September 30, 2007 to $0.2 million for the nine months ended September 30, 2008. The dividends issued for the nine months ended September 30, 2007 included a one time dividend payment of $0.2 million to a preference shareholder that exchanged its original preference shares for a new class of preference shares.

--31--

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $8.3 million at September 30, 2008, and we had a working capital (current assets minus current liabilities) deficit of $9.7 million compared to cash and cash equivalents of $17.9 million and a working capital deficit of $2.8 million at December 31, 2007.

We use the cash flows that we generate to repay existing third party debt, to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities.

For the nine months ended September 30, 2008, $5.5 million of net cash was provided by operating activities. For the nine months ended September 30, 2007, $7.4 million of net cash was provided by operating activities.  The change from the 2007 period relates primarily to a $3.6 million decrease in pre-tax earnings, excluding the write-off of goodwill, in Cripple Creek Colorado, offset by a $2.5 million increase in pre-tax earnings in Edmonton Canada. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations.

Cash used in investing activities of $2.6 million for the nine months ended September 30, 2008 consisted of $0.7 million in capital project additions at Womacks; $0.2 million in gaming and non-gaming addition in Central City; $0.4 million of furniture and non-gaming equipment additions in Edmonton; $0.9 million in capital project and gaming equipment additions at Caledon; $0.3 million in gaming equipment and capital project additions at Newcastle; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by $0.2 million received from the disposition of assets.

Cash used in investing activities of $8.9 million for the nine months ended September 30, 2007 consisted of $2.0 million towards the acquisition of G5; $1.2 million in property and equipment additions at Womacks; $0.7 million towards construction in Edmonton; $1.6 million in property and gaming equipment additions in Central City; $0.8 million towards the development of a golf course and other property improvements at Caledon; $2.4 million towards property improvements and furniture and fixtures in Newcastle; $0.2 million for additional gaming equipment on the ships; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by the release of $0.2 million of restricted cash in Edmonton.

Cash used in financing activities of $11.3 million for the nine months ended September 30, 2008 consisted of repayments of $1.8 million towards the Central City term loan; repayments of $1.1 million towards the Edmonton term loan; net repayments of $6.9 million towards the Womacks revolving credit facility; net repayments of $2.0 million towards our South African term loans; and payments of $0.2 million for fees associated with the amendment of debt agreements for the Central City term loan and Womacks revolving credit facility. These repayments were offset by $0.7 million of proceeds from stock option exercises.

Cash used in financing activities of $15.1 million for the nine months ended September 30, 2007 consisted of net repayments of $12.0 million towards the Central City term loan; net repayments of $1.4 million towards the Womacks revolving credit facility; repayments of $1.1 million towards our Caledon term loan; repayments of $1.0 million towards our Newcastle term loan; capital lease repayments of approximately $0.2 million; and other net repayments of $0.1 million. These repayments were offset by borrowings of $0.7 million under the loan agreement for the Edmonton property.

--32--

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase up to $5.0 million of our outstanding common stock.  We did not purchase any shares of our common stock on the open market during the nine months ended September 30, 2008 and 2007. The total remaining authorization under the repurchase program was $1.2 million as of September 30, 2008. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity

Following the receipt of a number of verbal expressions of interest, we are considering the sale of part or all of our South African casino resorts, which are The Caledon Hotel, Spa and Casino in the Western Cape province and the Century Casino and Hotel in Newcastle, KwaZulu-Natal province. While no formal plan or agreement is yet in place, we have invited several interested parties to submit their written expressions of interest.

We believe that our cash at September 30, 2008, together with expected cash flows from operations, will be sufficient to fund our anticipated operating costs and capital expenditures at existing properties and to satisfy our current debt repayment obligations. However, if operations at our properties do not improve, we may need to raise additional capital or obtain additional debt financing in order to fund our operations. We may not be able to obtain this funding when we need it or on favorable terms. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Prior to September 30, 2008, we had a $5.0 million revolving line of credit facility for Womacks. Effective September 30, 2008, this facility converted to a $4.4 million term loan, repayable in 44 monthly installments. We also had a $2.5 million revolving line of credit facility for our Central City property, of which there was no balance outstanding. Effective September 30, 2008, this facility has been eliminated.

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

--33--

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--34--

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

A downturn in general economic and geopolitical conditions may adversely affect our results of operations. We are and may continue to be adversely affected by the ongoing world financial crisis.

Our business operations are subject to changes in international, national and local economic conditions. The current volatile global economic environment is having significant negative effects on our business. Our business is fueled by discretionary income. Recessions or downturns in the general economies in which we operate could result in fewer customers visiting our properties, which would adversely affect our results of operations. Our operations in Colorado and in Caledon, South Africa are located approximately one hour away from the major markets they serve. Management believes that increased fuel prices and the introduction of a smoking ban at all casinos in 2008 (in Colorado) have contributed to a decline in these markets.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that we or our subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. For the nine months ended September 30, 2008, we paid approximately $0.3 million to obtain waivers towards a financial covenant on our debt in Central City, Colorado.

We may be required in the future to record impairment losses related to the indefinite lived intangible assets and the equity investment we currently carry on our balance sheet.

We have $5.4 million of goodwill, $8.9 million of casino licenses and a $13.1 million equity investment as of September 30, 2008. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the goodwill, the casino licenses or the equity investment carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2008, we recorded goodwill impairments related to our investments in Cripple Creek, Colorado and Central City, Colorado of approximately $9.4 million.

--35--

Our available cash balances have been declining and we may be unable to obtain the capital necessary to fund our operations.

As of September 30, 2008, we had $8.0 million in cash available to fund our operations and had a working capital deficit of $9.2 million. If operations at our properties do not improve, we may need to raise additional capital or obtain additional debt financing in order to fund our operations. We may not be able to obtain this funding when we need it or on favorable terms. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Item 5. – Other Information

On November 6, 2008, the Second Amended and Restated Credit Agreement (“Amended Agreement”) was entered into among WMCK Venture Corp., Century Casinos Cripple Creek, Inc., WMCK Acquisition Corp. (collectively the “Borrowers”), Century Casinos, Inc. (the “Guarantor”) and Wells Fargo Bank, National Association, as Agent.

Among other items, the terms of the Amended Agreement added or modified the following (capitalized terms have the meanings ascribed to them in the Amended Agreement):

1)	Sets an interest rate of Prime + 5.5%;
2)	Converts the existing revolving credit facility to a 44-month term loan facility requiring monthly principal repayments of $0.1 million beginning on December 1, 2008 through maturity (July 1, 2012);
3)	Redefines and modifies the covenant requirements for the Adjusted Fixed Charge Coverage Ratio and Senior Leverage Ratio; and
4)	Requires the Guarantor to maintain a Guarantor Total Leverage Ratio of 4.00:1.00.

This summary of the terms of the Amended Agreement is qualified in its entirety by the text of the Amended Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

On November 6, 2008, the Third Amendment to the Credit Agreement dated November 18, 2005 (“Third Amendment”) was entered into among CC Tollgate LLC (the “Borrower”), Century Casinos, Inc. (“Century”) and Wells Fargo Bank, National Association, as Agent.

Amongst other items, the terms of the Third Amendment added or modified the following (capitalized terms have the meanings ascribed to them in the Third Amendment and in Section 1.01 of the Existing Credit Agreement):

1)	Permits the Borrower to set the interest rate of the loan to one of the following options:
a.	Prime Rate + 6.5%;
b.	The greater of 3.75% or the 30-day LIBOR rate + 6.5%; or
c.	The greater of 3.75% or the 90-day LIBOR rate + 6.5%.
2)	Permits the Borrower to convert the interest rate of the loan on three business day notice;
3)	Revises the C/T Loan Reduction Schedule to require monthly principal repayments of $0.2 million beginning on October 31, 2008 through maturity;
4)	Redefines and modifies the covenant requirements for the Adjusted Fixed Charge Coverage Ratio and Maximum Senior Leverage Ratio;
5)
Permits Century to make contributions to the Borrower within 45 days after a fiscal quarter end to ensure that Borrower is in compliance with the financial covenants of the Existing Credit Agreement, as amended; and

6)	Eliminates the $2.5 million Senior Secured Revolving Credit Facility.

This summary of the terms of the Third Amendment is qualified in its entirety by the text of the Third Amendment, a copy of which is attached to this Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

--36--

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

10.1
Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated November 6, 2008.

10.2	Third Amendment to Credit Agreement, dated as of November 6, 2008, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--37--

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: November 10, 2008

--38--

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

10.1
Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated November 6, 2008.

10.2	Third Amendment to Credit Agreement, dated as of November 6, 2008, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Accounting Officer.

--39--