Form 10-K
CENTURY CASINOS INC /CO/
filed 2009-03-16
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of $3.28 for the Common Stock on the NASDAQ Capital Market on that date, was $69,018,964. For purposes of this calculation only, officers and directors of the registrant are considered affiliates.

As of February 28, 2009, the registrant had 23,884,067 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference to the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2008.

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

Our main goal is to increase the Company’s profitability. Our strategy for obtaining this goal focuses on the development and operation of mid-size regional casinos (i.e., in the context of the U.S. casino market, up to 1,500 gaming positions) that cater mostly to the local population. We believe that mid-size regional casinos offer attractive opportunities for the following reasons:

-	Due to the focus on local customers from the surrounding region, most of our casinos generate a high proportion of repeat business;
-	Mid-size regional casinos are less affected by trends in international travel; and
-	Mid-size regional casinos have smaller capital expenditure requirements than larger casinos.

From time to time, we may sell existing businesses in order to raise capital for future acquisitions or to improve other locations. On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium, for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the next 12 months.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $38.3 million) and are payable at closing, which is expected to occur in the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. The closing of the transaction is subject to customary conditions including, but not limited to, approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory approvals.

The Century Casino Millennium and the operations of CCA are reported as discontinued operations throughout this report.

Overview of Continuing Operations

As of December 31, 2008, through various subsidiaries of ours, we own, operate or manage the following properties:

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada. The 26-room hotel opened in March 2007. Edmonton is the capital of the Canadian province of Alberta and is the second largest city in Alberta, serving a metropolitan area of over one million people. The facility has 658 slot machines, 35 table games (which includes a 24-hour poker room), 26 hotel rooms, a 400 seat showroom, 4 food/beverage outlets and a lounge with live music.

Womacks Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated Womacks Casino & Hotel (“Womacks”) in Cripple Creek, Colorado, located approximately 45 miles southwest of Colorado Springs. Womacks has 437 slot machines (all of which are Ticket In/Ticket out (“TITO”) machines), 4 limited stakes gaming tables, 21 hotel rooms, 2 bars and a restaurant. In addition, we also presently own or lease 400 parking spaces near the casino. Womacks has 150 feet of frontage on Bennett Avenue, the main gaming thoroughfare in Cripple Creek.

During 2008, we completed a $1.8 million renovation of the casino, which management believes has upgraded the gaming floor and dining area.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado, located approximately 35 miles west of Denver. The facility has 525 TITO slot machines, 9 table games (three of which are player-banked poker tables), 26 hotel rooms, 2 bars, 2 restaurants and a 500-space on-site covered parking garage. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway connecting I-70, the main east/west interstate in Colorado, to Central City. On December 31, 2007, we acquired the remaining 35% interest in the joint venture for approximately $3.3 million, which included $1.2 million towards the assumption of an outstanding loan and accrued interest.

Casinos Poland

In March 2007, we acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL”). CPL owns and operates seven full casinos and one slot casino in Poland. CPL has been operating since 1989.  We account for this investment under the equity method.

Cruise Ships

In addition to our land-based casinos, we also operate four cruise ship-based casinos aboard the Silver Cloud (a Silversea Cruise vessel) and the vessels of Oceania Cruises (“Oceania”). We operate these casinos pursuant to casino concessionaire agreements that give us the exclusive right to install and operate casinos aboard these vessels. The agreements with Oceania and Silversea also give us the right of first refusal to install casinos aboard any new ships built or acquired by these companies. The agreements with the cruise ship operators provide for cancellation by the operators with a limited notice period in the event of our default under the respective agreements. We have a total of 123 slots machines and 18 table games aboard the 4 cruise ships.

On November 24, 2008, we entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI Cruises”), a joint venture between Royal Caribbean Cruise Line and German tour operator TUI Reisen, whereby we have agreed to operate casinos on all cruise ships that TUI Cruises will put into service before December 31, 2012. The first vessel is anticipated to go into service in May 2009.

Overview of Discontinued Operations

The Caledon Hotel, Spa & Casino – Caledon, South Africa

The Caledon Hotel, Spa & Casino is located in Caledon, South Africa. The town of Caledon lies on the N2 highway – the main thoroughfare between Cape Town and Durban – and is known for its wildflower shows, wineries and the natural historic hot springs located on the Caledon Hotel, Spa & Casino site. The Caledon Hotel, Spa & Casino has 370 slot machines, 8 table games, 81 hotel rooms and 3 restaurants.

Century Casino Newcastle – Newcastle, South Africa

In December 2006, as part of a joint venture of which we own 60%, we opened the Century Casino & Hotel in Newcastle, South Africa. The greater Newcastle area, with approximately 500,000 people, is situated halfway between Johannesburg and Durban in the northwestern portion of KwaZulu-Natal, which is South Africa’s most populated province with over ten million people. The facility has 250 slot machines, 7 table games, 40 hotel rooms, 1 restaurant and 1 bar.

Pursuant to a casino services agreement, we currently manage the properties for a payment based on a percentage of the facility’s total revenues and a percentage of EBITDA (earnings before interest, tax, depreciation and amortization). The casino services agreement has been sold in connection with the sale of CCA.

Century Casino Millennium – Prague, Czech Republic

The Century Casino Millennium, located in the 293-room Marriott Hotel in Prague, Czech Republic, opened in July 1999. The casino operates with 30 slot machines and 13 table games.

Additional Company Projects and Other Developments

In addition to the operations described above, we have a number of potential gaming projects that we are currently researching. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors”.

Marketing and Competition

Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our player’s club programs. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events. Our player’s club cards allow us to update our database and track member gaming preferences, maximum, minimum, and total amounts wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our player’s club.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one combined racetrack/casino) in the Edmonton market. Our casino is one of two casinos in Edmonton that has both a hotel and showroom. Aside from another casino that is part of a shopping mall, our casino is the only casino with a heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and a provider of sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately ten minutes away. With the exception of an Indian gaming operation, smoking has been banned in all Edmonton casinos.

Colorado – Cripple Creek, Central City and Black Hawk are the only three Colorado cities, exclusive of two Indian gaming operations in southwestern Colorado, where casino gaming is legal. As of December 31, 2008, there were 16 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist stops.

The cities of Black Hawk and Central City are adjoining small mountain tourist towns. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a large portion of the overall casino gaming market in Colorado (exclusive of the Indian gaming operations), with 58% of the total gaming devices and generating approximately 71% of the total gaming revenues from non-Indian casinos in 2008.  We believe that our casino in Central City, which is located at the end of the Central City Parkway and close to the entrance of Black Hawk, can potentially attract additional customers from the city of Black Hawk.

Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of five dollars. On November 4, 2008, Amendment 50 was approved by Colorado voters, giving the electorate in Black Hawk, Central City and Cripple Creek the option to approve raising the maximum wager limit up to $100, add the games of craps and roulette, and allow 24-hour gaming effective July 2, 2009. Voters in all three towns have approved the changes for casinos in their communities.

Our marketing objective is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At Womacks, we presently own or lease a total of 400 parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by three of our competitors in Cripple Creek impact our casino, particularly during inclement weather. Three of our competitors also have a larger number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. Our casino in Central City has a 500-space covered parking garage offering free public parking.

During 2008, we completed a $1.8 million renovation of Womacks to upgrade the gaming floor and dining area. Future renovations, which will be dependent on market development, may include upgrading existing hotel rooms, increasing the number of hotel rooms, expanding the gaming floor space to the rear of the property and adding a covered parking garage.

As competition in Colorado is intense, we allocate between 20% to 35% of each casino’s gaming revenues to marketing measures. In addition to our player’s clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including radio, print and billboard advertising.

In 2008, a large casino opened in Cripple Creek with approximately 625 slot machines, 14 table games and 67 offsite hotel rooms, further diluting the Cripple Creek market. We believe that the opening of this casino has had an adverse impact on our casino revenue in Cripple Creek.

Casinos Poland – Casinos Poland competes with 20 casinos and 200 slot casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, Casino Poland’s marketing effort focuses on billboard advertising that focuses on the entertainment possibilities at the casinos, such as concerts and parties. Casinos Poland also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers.

Cruise Ships – Market data is not available for the cruise ships. We rely on each cruise ship’s marketing efforts to attract on board customers to our casino.

South Africa (discontinued operation) – The Caledon Hotel, Spa & Casino is one of five casinos currently operating in the Western Cape province, which has a population of approximately four million. The Western Cape Gambling and Racing Act, as amended, only permits five casinos in the Western Cape. Although the competition is limited by the number of available casino licenses, and the casinos are geographically distributed, management believes that the Caledon Hotel, Spa & Casino faces its most intense competition from one larger casino located in Cape Town and from a casino in Worcester (both towns are approximately a one hour drive from the Caledon).

Our marketing strategy at the Caledon, in addition to a player’s club, focuses on an array of amenities provided at the resort to our guests as a complement to the gaming experience. These currently include an 81-room hotel, a variety of dining experiences and the historic mineral hot spring and spa.

The Century Casino & Hotel in Newcastle, South Africa is situated halfway between Johannesburg and Durban in the northwestern province of KwaZulu-Natal, which is South Africa’s most populated province with over ten million people. The casino is one of only five casinos in the entire province and enjoys a regional exclusivity of approximately 130 miles. As a result, the casino is primarily sustained by the local population. Our marketing strategy focuses on catering to the local citizenship by offering various retail and other amenities not available in other local venues.

On January 14, 2009, we completed the sale of a parcel of land adjacent to the Newcastle casino to a company partially owned by the Chairman of the Board of Century Casino Newcastle for approximately $0.1 million (ZAR 1.3 million). Pursuant to the terms of the sales agreement, the purchaser proposes to develop a shopping mall attached to the casino. We believe that an adjacent shopping mall development will attract more customers to our Newcastle casino.

Seasonality

Edmonton – Our casino in Edmonton, Alberta, Canada attracts the most customers from October through April.  We expect the remainder of the year to remain constant due to the local population.

Colorado – Our casinos in Colorado attract the most customers during the warmer months (i.e., from May through September). We expect to attract fewer customers from October through April but expect our customer base to remain fairly constant, although weather conditions during this period could have a significant impact on business levels.

South Africa – Our casino in Caledon, South Africa attracts the most customers during the holiday season, which occurs during the South African summer months of November to March. Our casino in Newcastle, South Africa primarily serves the local population. As a result, we do not expect significant fluctuations in our customer base in Newcastle throughout the year.

Cruise Ships – Our businesses aboard the cruise ships generally are not impacted by the time of year. Our revenues for these operations fluctuate significantly with the quality of the players. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line, which may impact our revenues from operations of our cruise ship casinos.

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

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties, including shutdowns or the loss of our ability to operate gaming facilities in a particular jurisdiction, can be assessed against us and/or our officers or shareholders to the extent of their individual participation in, or association with, a violation of any of the state or local gaming statutes or regulations. Such laws and regulations apply in all jurisdictionsin which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations as described below.

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

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees, such as Century Resorts Alberta, Inc. (“CRA”), our wholly owned subsidiary, market the casinos, provide table game dealers and provide the AGLC with a place to operate slot machines. Casino licensees do not incur lease expenditures with the AGLC. In lieu of these lease expenses and other expenses associated with the operating of slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable.

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

The AGLC also requires that its casino facility licensees maintain an effective debt to equity ratio of less than 2.5 and a Minimum Continuing Net Working Capital Position (defined by the AGLC to be, at a minimum, the sum of necessary cash floats, one month’s operating expenses and one month’s interest expense). We are in compliance with these requirements as of December 31, 2008.

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

Our Colorado casinos must meet specified architectural requirements and must not exceed specified gaming square footage limits as a total of each floor and the full building.

Currently, each Colorado casino may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. No Colorado casino may provide credit to its gaming patrons. On November 4, 2008, Amendment 50 was approved by Colorado voters, giving the electorate in Black Hawk, Central City and Cripple Creek the option to approve raising the maximum wager limit to $100, add the games of craps and roulette, and allow 24-hour gaming effective July 2, 2009. Voters in all three towns have approved the changes for casinos in their communities. The amendment earmarks additional State revenues generated by the changes to community colleges and to the gaming towns and counties.

Amendment 50 also requires voter approval for any increase in gaming tax rates from rates in effect as of July 1, 2008. The Colorado Constitution currently permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds.

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

Our gaming operations in South Africa are subject to regulation by the Western Cape Gambling and Racing Board (for the Caledon casino) and by the KwaZulu-Natal Gambling Board (for the Century Casino & Hotel in Newcastle). Statutes and regulations require us to meet various standards relating to, among other matters, business licenses, licensing of employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of these gaming statutes or regulations.

The current gaming tax established by the Western Cape Gambling and Racing Board is a graduated rate of 6% to 17% on adjusted gross gaming revenue. The current gaming tax established by the KwaZulu-Natal Gambling Board is a graduated rate of 9% to 12% on adjusted gross gaming revenue plus a 0.5% levy on adjusted slot revenue that is payable to the local government.

The closing of the sale of CCA is still subject to approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory approvals.

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

A minimum of 80% of the labor force at the Caledon must be comprised of designated persons. A designated person is any person of color or a white female. Currently, 81% of the labor force at the Caledon is comprised of designated persons.

In connection with the granting of a gaming license to the Caledon by the Western Cape Gambling and Racing Board (“WCGRB”) in April 2000, the Caledon agreed to allocate a percentage of its annual gross gambling revenue, in the form of Class A preference dividends. There are a total of 200 preference shares outstanding, 100 shares each to the Overberg Empowerment Company and the Overberg Community Trust. The Caledon paid preference shareholder dividends of $0.2 million (ZAR 1.5 million) and $0.4 million (ZAR 2.8 million) in 2008 and 2007, respectively.

In exchange for the granting of additional slot machines by the WCGRB, the Caledon has also agreed to perform several community projects in the Western Cape. As of December 31, 2008, the Caledon has accrued $0.6 million (ZAR 6.0 million) for the completion of these projects.

A minimum of 70% of the labor force at the Newcastle casino must be comprised of residents from within the KwaZulu-Natal province. A minimum of 90% of the labor force at the Newcastle casino must be residents of South Africa. Management believes that we are in compliance with these regulations as of December 31, 2008.

Employees

As of December 31, 2008, we had approximately 950 full-time employees (of which approximately 440 were employed at discontinued operations). During busier months, each casino property may supplement its permanent staff with seasonal employees. Certain employees at our property in Newcastle, South Africa are represented by the South African Commercial Catering and Allied Workers Union (“SACCAWU”). The agreement with SACCAWU has no set termination, and will dissolve if non-managerial employee representation in the union falls below 50%. No other Company employees are represented by a labor union.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	55	Chairman of the Board & Co Chief Executive Officer
Peter Hoetzinger	46	Vice Chairman of the Board, Co Chief Executive Officer & President
Larry Hannappel	56	Senior Vice President, Chief Operating Officer – North America, Secretary and Treasurer
Ray Sienko	51	Chief Accounting Officer

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since May 1993 and has been our Chief Executive Officer since March 1994.

Peter Hoetzinger received a Masters degree from the University of Linz, Austria (1986). He thereafter was employed in several managerial positions in the gaming industry with Austrian casino companies. Mr. Hoetzinger has been employed full-time by us since May 1993 and has been Co Chief Executive Officer since March 2005.

Larry Hannappel graduated from National College, Rapid City, South Dakota (1976) with a B.S. Degree in Accounting, passed the CPA exam in 1980, and has over 30 combined years of experience in public accounting, financial management and casino management. Mr. Hannappel has been employed full-time by us since May 1994. He became Chief Accounting Officer in October 1999, was appointed as Secretary in March 2000, as Treasurer in June 2001, as Senior Vice President in March 2005 and as Chief Operating Officer – North America in August 2007.

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

Segment and Financial Information About Geographic Areas

Beginning in the fourth quarter of fiscal year 2007, we modified our segment reporting from seven reportable segments to one reportable segment in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, we have determined that our operations of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment. Prior period segments have been restated to conform to the current presentation.

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

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 15 for additional financial information on geographical areas.

Item 1A.  Risk Factors.

Our short and long-term success is subject to many factors beyond our control.  If any of the following risks, or any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. The risks described below are not the only ones facing us.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or results of operations.

Factors That May Affect Future Results

A downturn in general economic and geopolitical conditions has adversely affected our results of operations. We are and may continue to be adversely affected by the ongoing world financial crisis.

Our business operations are subject to changes in international, national and local economic conditions. The current volatile global economic environment is having significant negative effects on our business. Our business is driven by discretionary income. Recessions and downturns in the general economies of the countries in which we operate have resulted in reduced consumer spending and fewer customers visiting our properties, and have adversely affected our results of operations. Our operations in Colorado and in Caledon, South Africa are located approximately one hour away from the major markets they serve. Management believes that increased fuel prices for a majority of 2008 and the introduction of a smoking ban at all casinos in Colorado in 2008 have contributed to a decline of revenue in these markets.

We face significant competition, and if we are not able to compete successfully, our results of operations will be harmed.

We face intense competition from other casinos in jurisdictions in which we operate. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our membership clubs and other marketing efforts. For example, in Canada we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. The markets in which we operate are generally not destination resort areas. The number of casinos in these markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout much of the world. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us. For example, in 2008, a large casino opened in Cripple Creek with approximately 625 slot machines, 14 table games and 67 offsite hotel rooms, further diluting the Cripple Creek market. We believe that the opening of this casino has had an adverse impact on our casino revenue in Cripple Creek.

Our available cash balances have been declining and we may be unable to obtain the capital necessary to fund our operations.

As of December 31, 2008, we had $7.8 million in cash available (excluding cash of $1.5 million related to discontinued operations) to fund our operations and had negative working capital (current assets minus current liabilities) of $7.8 million (excluding assets and liabilities held for sale). If operations at our properties do not improve or if the pending sale of CCA does not occur, we may need to raise additional capital or obtain additional debt financing in order to fund our operations. We also intend to finance future expansion and renovation projects primarily with cash flow from operations, from sales of existing operations and from equity or debt financings.

We may not be able to obtain this funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our various credit agreements require us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including leverage ratios, total fixed charge coverages and minimum annualized EBITDA (earnings before interest, taxes, depreciation and amortization, or a variant thereof). In addition, these agreements restrict our ability to incur additional indebtedness, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. There can be no assurances that we or our subsidiaries would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in these credit agreements, the resulting event of default could result in a lender accelerating the repayment of all outstanding amounts due under these agreements. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this occur. During 2008, we paid approximately $0.3 million and $0.1 million to obtain waivers of a financial covenant on our debt relating to our operations in Central City, Colorado and Edmonton, Canada, respectively. On February 13, 2009, we repaid $1.0 million of principal on our debt relating to our operations in Cripple Creek, Colorado and $0.8 million of principal on our debt relating to our operations in Central City, Colorado in order to remain in compliance with their respective restrictive covenants.

The sale of our operations in South Africa is subject to closing conditions, including regulatory approvals, that, if not satisfied or waived by the appropriate party, will result in the transaction not being completed, which may result in material adverse effects to our liquidity, financial condition and results of operations.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $38.3 million) and are payable at closing.  The closing of the transaction is subject to a number of risk and uncertainties, including the satisfaction of the conditions to the completion of the sale, obtaining all necessary regulatory approvals, including approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory agencies, legal proceedings that may be instituted against us or others, and the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement.  These and other factors could cause our ability to complete the sale on the terms and within the time frame anticipated to be different than expected. In the event that we are unable to complete the transaction, our liquidity may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We may not be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. For instance, in November 2003, a Colorado ballot issue was proposed that would have permitted the installation of at least 500 video lottery terminals or “VLTs” at each of the five racetracks throughout Colorado, two of which are located in Colorado Springs and Pueblo, the dominant markets for Cripple Creek. If this ballot issue had passed, our casino operations in Cripple Creek might have suffered from reduced player visits and declining revenue. There can be no assurance that future attempts will not be made to pass similar ballot issues in Colorado or other markets in which we operate. In addition, as of January 1, 2008, smoking was banned in all Colorado casinos. Management believes that this ban adversely affected our Colorado operations during 2008.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds and authorizes the Gaming Commission to change the rate annually. The current gaming tax in Colorado is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds. From time to time, federal, state, provincial and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. With the passage of Amendment 50 in Colorado, voter approval is now required for any increase in gaming tax rates. In addition, worsening economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Increases in gaming tax rates would increase our tax expenses and impair our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We are required to obtain a gaming license for any additional facility we attempt to open (excluding casinos operating on cruise ships in international waters). We are currently licensed to operate gaming facilities in Colorado, Alberta, Canada, Poland and the Western Cape and KwaZulu-Natal provinces of South Africa. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. For instance, in 2005, we expended substantial funds to develop a riverboat gaming operation in Franklin County, Iowa. The Iowa Racing and Gaming Commission voted to allow four additional licenses, none of which were for projects in Franklin County. As a result, we terminated the project and had to write off costs of approximately $0.2 million.

Even if we receive licenses to open and operate proposed new facilities, commencing operations at new casino projects would require substantial development capital. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new property development not being successful. If we are not able to successfully commence operations at these properties, our results of operations will be harmed.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

In 2008, we derived our revenue from operations located on three continents and on cruise ships operating around the world. Our management is located in the United States, South Africa and Europe. We are also listed on two stock exchanges, the NASDAQ Stock Exchange and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes (See “Governmental Regulation and Licensing” in Item 1, “Business”).

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2008, the net operating revenue attributable to our Colorado operations fluctuated from a high of $7.7 million in the third quarter to a low of $6.2 million in the fourth quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.6 million for utilities for all of our operations in 2008. Substantial increases in the cost of electricity will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

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

Our facility in Canada and our equity interest in Casinos Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian Dollars and Polish Zloty, respectively. A decrease in the value of either of these currencies in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our foreign operations when translated into U.S. dollars, which would adversely affect our consolidated results of operations. In addition, we expect to expand our operations into other countries and, accordingly, we will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure. The pending sale of our interest in CCA is denominated in South African rands. A decrease in the value of the South African rand in relation to the U.S. dollar will decrease the amount of proceeds the Company receives from the sale in U.S. dollars.

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

We have $4.0 million of goodwill (excluding $0.7 million of goodwill related to discontinued operations) and a $10.5 million equity investment as of December 31, 2008. We also have casino licenses of $8.4 million, all of which relate to discontinued operations. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the goodwill, casino licenses or the equity investment carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2008 we recorded goodwill impairments related to our investments in Cripple Creek, Colorado and Central City, Colorado totaling  $9.3 million.

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

We are incorporated in the U.S. and, as of December 31, 2008, a substantial portion of our assets are located in North America and South Africa. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to effect service of process within Austria upon us or our affiliates in the U.S. or to enforce judgments obtained against us or our affiliates in Austrian or U.S. courts based on civil liability provisions of the European securities laws.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2008, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

Risks Related to our Common Stock and the ADCs

We are subject to the listing requirements under NASDAQ Marketplace Rules and the Vienna Prime Market Rules.  If we fail to continue to meet all applicable requirements, our stock or ADCs could be delisted from the NASDAQ Capital Market (“NASDAQ”) or the Vienna Stock Exchange (“VSE”), as applicable, which would adversely affect the market liquidity of our common stock or ADC’s, as applicable, and harm our business.

Under NASDAQ Marketplace Rules, our common stock is required to maintain a minimum $1 bid price in order to qualify for continued listing on the NASDAQ. Failure to maintain the minimum bid price for a period of 30 consecutive business days would potentially result in the delisting of our common stock.  Due to the recent unusual market conditions, the NASDAQ has suspended the minimum bid price requirement through April 20, 2009. Our stock has traded at or below $1.00 per share in the recent past, and if our stock trades below $1.00 on or after April 20, 2009, NASDAQ may take action against us to enforce its listing standards.

Under the Vienna Prime Market Rules, we are required to maintain a minimum market capitalization for shares held by the public of €16.0 million. Although our market capitalization has not been below this threshold, if we fail to maintain this minimum market capitalization, our ADCs could be delisted from the VSE. The delisting of our common stock by NASDAQ or of our ADC’s by the VSE could have a material adverse impact on the market value and liquidity of our capital stock.  No assurance can be given that our common stock or ADCs will remain in compliance with their respective NASDAQ and VSE listing requirements.

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

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market varied from high of $6.45 to a low of $0.60 during the year ended December 31, 2008. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

Because we are a foreign corporation listed on the Vienna Stock Exchange, the Austrian and other European takeover regimes do not apply to us.

Austrian takeover law does not apply to foreign corporations listed on the Vienna Stock Exchange. If an investor proposes to take us over, Delaware law (including laws relating to the enforceability of our stockholder rights plan) would apply, and neither our stockholders nor our ADC holders could rely on the Austrian or any other European takeover regime to influence such a takeover. As a result, a holder of our ADCs may be forced to sell the ADCs at a price that is less than the price paid by such holder or that is less than what such holder otherwise would accept.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos, as of December 31, 2008:

Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage (1)	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Century Casino – Edmonton	30,800	7.0	658	35	26	4
Womacks	28,300	3.5	437	4	21	1
Century Casino – Central City	22,350	1.3	525	9	26	2
Caledon (2)	22,100	600(4)	370	8	81	3
Century Casino – Newcastle (2)	12,960	61	250	7	40	2
Century Casino Millennium (3)	2,700	-	30	13	-	-
Cruise Ships (total of four) (5)	4,150	-	123	18	-	-
(1)	Approximate.
(2)	We have entered into an agreement to sell these properties; the closing of the sale is expected to occur during the first half of 2009.
(3)	As of February 11, 2009, we no longer own this property.
(4)	Of the 600 available acres, 500 acres currently remain undeveloped.
(5)	Operated under concession agreements. We do not own the ships on which our casinos operate.

As of December 31, 2008, our casino properties in Colorado, South Africa and Edmonton secured our obligations under various loan agreements.

Additional Property Information

Womacks – In addition to the property described above, we also lease ten city lots from the City of Cripple Creek, Colorado for parking. Under the terms of the lease, which expires in May 2010, we may purchase the property for $3.3 million, less cumulative lease payments, at any time during the remainder of the lease term.

Corporate Offices – We currently lease office spaces for corporate and administrative purposes in Colorado Springs, Colorado and Vienna, Austria.

In the opinion of management, the properties and equipment owned or leased by us are adequate for our existing operating needs.

Item 3.  Legal Proceedings.

We are not a party to, nor are we aware of, any pending or threatened litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”), under the symbol CNTY.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2003 through December 31, 2008, and compares it to the cumulative total return on the NASDAQ and the Russell 2000 Gambling Index. The comparison assumes a $100 investment on December 31, 2003, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

At February 20, 2009, we had 157 holders of record of our common stock.

Our common stock in the form of Austrian Depositary Certificates (“ADCs”) is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2008, we had 3.3 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ for the periods indicated.

	2008		2007
	High	Low	High	Low
First quarter	$6.45	$3.18	$11.37	$7.94
Second quarter	$4.51	$3.13	$9.28	$7.58
Third quarter	$3.39	$1.85	$9.01	$6.05
Fourth quarter	$2.25	$0.60	$7.46	$5.25

No dividends have been declared or paid by us, and we do not presently intend to pay dividends. At the present time, we intend to use any earnings that may be generated to finance the growth of our business. Our credit facilities currently limit the payment of dividends.

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market in 2007 or 2008. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2008. The repurchase program has no set expiration or termination date.

Item 6.  Selected Financial Data.

The selected financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K. In 2008, we entered into agreements to sell our interests in CCA and Century Casino Millennium (results from these operations have been restated to discontinued operations for all periods presented)

	For the Year Ended December 31,
Amounts in thousands, except for share information	2008(5)	2007(4)	2006(3)	2005(2)	2004(1)

Results of Operations:
Net operating revenue	$53,042	$59,043	$30,203	$20,354	$20,430
Operating (loss) earnings from continuing operations	(9,257)	2,206	(4,747)	817	2,810
(Loss) earnings from continuing operations	(17,934)	(528)	2,212	661	1,558
Earnings from discontinued operations	4,461	5,461	5,417	3,820	3,180
Net (loss) earnings	(13,473)	4,933	7,629	4,481	4,738
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.10	$0.04	$0.11
Net (loss) earnings	$(0.57)	$0.21	$0.33	$0.28	$0.35
Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.09	$0.04	$0.10
Net (loss) earnings	$(0.57)	$0.21	$0.32	$0.25	$0.30
Balance Sheet:
Cash and Cash Equivalents	$7,835	$11,742	$23,537	$29,889	$3,514
Total Assets	150,006	198,083	197,860	123,348	71,204
Long-Term Debt (from continuing operations)	28,501	47,505	44,780	10,413	16,656
Total Liabilities	62,233	86,094	97,433	32,017	30,825
Total Shareholders’ Equity	87,773	111,989	100,427	91,331	40,379
Cash Dividends Per Common Share	$--	$--	$--	$--	$--

(1)	In 2004, we recorded a foreign currency gain of $0.4 million recognized on the disposition of a subsidiary.
(2)	In 2005, we raised $46.2 million in net proceeds in our offering of ADCs.
(3)
In 2006, we opened three new casinos. We incurred $4.0 million in pre-opening costs (pre-tax) related to these facilities. The facilities contributed additional total assets of $79.6 million and long-term debt of $49.1 million in 2006. Also in 2006, we wrote off the remaining $0.4 million of the non-operating casino property and land held for sale in Nevada. In 2006 we sold an option towards a casino development project in Johannesburg, South Africa for approximately $5.3 million, less commissions of $0.1 million. As a result of the transaction, we recorded other income of approximately $5.2 million.

(4)	In 2007, we acquired a 33.3% equity interest in Casinos Poland, Ltd. We also acquired the remaining 35% interest in CC Tollgate LLC.
(5)
In 2008, we wrote off goodwill of $9.3 million associated with our Colorado properties. Also, a valuation allowance was recorded on deferred tax assets of $3.8 million resulting from our net operating losses in the U.S.

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

Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 7.

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

We own, operate and manage the following casinos through wholly-owned subsidiaries:
-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado; and
-	The Century Casino & Hotel in Central City, Colorado.

We also operate casinos aboard the Silver Cloud and the vessels of Oceania Cruises. Furthermore, we own a 33.3% ownership interest in Casinos Poland Ltd, the owner and operator of seven full casinos and one slot casino in Poland and account for this investment under the equity method.

During 2008, we entered into agreements to sell the following casinos:
-	The Caledon Hotel, Spa & Casino near Cape Town, South Africa;
-	The Century Casino & Hotel in Newcastle, South Africa; and
-	The Century Casino Millennium in the Marriott Hotel in Prague, Czech Republic.

Our sale of the Century Casino Millennium closed on February 11, 2009. We expect the sale of our South African properties to close in the first half of 2009.

We have made significant acquisitions and dispositions over the last three years and expect to continue to pursue additional acquisition and development opportunities in the future.

The following timeline highlights our activity over the last three years:

January 12, 2006 – We acquired the remaining 43.6% equity interest that we did not previously own in Century Resorts Alberta (“CRA”) for $6.5 million. CRA was established for the purpose of developing and operating the Century Casino & Hotel in Edmonton, Alberta, Canada.

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

March 12, 2007 – We acquired Century Casinos Poland (“CCP”) (formerly known as G5 Sp. z o.o.), the owner of a 33.3% interest in Casinos Poland, for $2.8 million. In connection with the purchase, we also loaned CCP $5.8 million to pay its creditors.

March 16, 2007 – CRA opened the hotel portion of the Century Casino & Hotel in Edmonton, Alberta, Canada.

December 31, 2007 – We acquired the remaining 35% of CTL for $3.3 million, which included $1.2 million towards the assumption of an outstanding loan and accrued interest.

November 24, 2008 – We entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI”) whereby we agreed to operate casinos on all cruise ships that TUI will put into service before December 31, 2012. The first vessel is anticipated to go into service in May 2009.

December 5, 2008 – We entered into an agreement to sell the Century Casino Millennium, for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to the Company at closing on February 11, 2009, with the balance payable over the following 12 months.

December 19, 2008 – A subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $38.3 million) and are payable at closing, which is expected to occur in the first half of 2009. The closing of the transaction is subject to customary conditions including, but not limited to, approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory approvals. The Caledon Hotel, Spa and Casino and the Century Casino Newcastle will be sold in connection with the sale of CCA.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Other recent developments that we believe have impacted our results of operations or will impact our casinos going forward are discussed below.

- In August 2007, the Alberta Gaming and Liquor Commission added 50 slot machines at the Century Casino & Hotel in Edmonton. We believe that this is in recognition of our accomplishments since opening in November 2006 and is also a sign that the gaming market in Edmonton is expected to grow further.

- During 2007, in an effort to reduce interest charges, we made early prepayments of $12.1 million of principal against a term loan we incurred in connection with the construction of the Century Casino & Hotel in Central City, Colorado.

- In accordance with U.S. accounting standards, we recognized a $1.0 million charge ($0.6 million, net of taxes) to the income statement in the fourth quarter 2007 for previously allocated CTL’s losses against a $1.0 million note held by the former minority partner that we assumed in the purchase of the remaining 35% equity interest in CTL on December 31, 2007. We now recognize CTL’s net income or losses at 100% (instead of the previous 65%).

- In November 2007, an arbitrator ruled in favor of our case to continue operating our casino aboard the Silver Cloud through April 2011. In addition, we will be able to operate casinos aboard any new Silversea vessel through April 2011.

- The Century Casino & Hotel in Edmonton introduced non-stop, 24-hour poker, open daily. In order to help meet strong customer demand, we added three poker tables in the first quarter of 2008, bringing the number of poker tables to a total of nine. Management believes that this has lead to increased revenue and visitation of the casino.

- Womacks completed a $1.8 million renovation of its casino.  Management believes that the renovation, which occurred primarily during the fourth quarter of 2007 and was completed in the first quarter of 2008, negatively affected revenues at Womacks during this time.

- In 2008, a large casino opened in Cripple Creek. This casino operates with approximately 625 slot machines, 14 table games and 67 offsite hotel rooms, further diluting the Cripple Creek market, where Womacks operates.

- Effective January 1, 2008, smoking was banned at all Colorado casinos. Management believes that this has negatively impacted revenues in 2008 and will continue to adversely affect our Colorado casino revenues.

- In November 2008, Amendment 50 was approved by Colorado voters, giving the electorate in Black Hawk, Central City and Cripple Creek the option to approve raising the maximum wager limit up to $100, add the games of craps and roulette, and allow 24-hour gaming effective July 2, 2009. Voters in all three towns have approved the changes for casinos in their communities beginning July 2, 2009.

- In 2009, Casinos Poland intends to retrofit all of its existing compatible slot machines at its flagship casino in the Marriott Hotel in Warsaw, Poland, to TITO technology. Also, new slot machines will be added. Casinos Poland plans to install the TITO system at all of its locations throughout Poland.

Beginning in the fourth quarter of fiscal year 2007, we modified our segment reporting from seven reportable segments to one reportable segment, as we believe that our properties can now be aggregated together in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, we have determined that the operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment. Prior period segments have been restated to conform to the current presentation.

Presentation of Foreign Currency Amounts

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

	2008	2007	2006
Canadian Dollars (CAD)	1.0671	1.0736	1.1344
Czech Koruna (CZK)	17.0830	20.2671	22.4618
Euros (€)	0.6837	0.7294	0.7934
Polish Zloty (PLN)	2.4093	2.7228	N/A
South African Rand (ZAR)	8.2609	7.0513	6.7381
Source: Pacific Exchange Rate Service

Results of Operations

Note: Throughout this discussion of the results of our operations, all numbers presented are revised to exclude discontinued operations except if otherwise indicated.

The results of operations for the years ended December 31, 2008, 2007 and 2006 are below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Gaming revenue	$49,949	$57,513	$31,741
Net operating revenue	53,042	59,043	30,203
Total operating costs and expenses	63,108	57,400	34,950
Earnings from equity investment	809	563	-
Operating (loss) earnings from continuing operations	(9,257)	2,206	(4,747)
(Loss) earnings from continuing operations	(17,934)	(528)	2,212
Net (loss) earnings	(13,473)	4,933	7,629
Earnings per share
Basic
(Loss) earnings from continuing operations	(0.76)	(0.02)	0.10
Net (loss) earnings	(0.57)	0.21	0.33
Diluted
(Loss) earnings from continuing operations	(0.76)	(0.02)	0.09
Net (loss) earnings	(0.57)	0.21	0.32

The decrease in net operating revenue from $59.0 million for the year ended December 31, 2007 to $53.0 million for the year ended December 31, 2008 is primarily the result of a $9.1 million decline in gaming revenue at our properties in Colorado partially offset, by a $1.7 million increase in gaming revenue and a $0.5 million increase in hotel, food and beverage revenue at our casino in Edmonton and a $0.5 million decline in promotional allowances at our casino in Central City, Colorado. Management attributes the decline in revenue, particularly at our Colorado properties, to a decline in consumer discretionary income, increased fuel prices for a majority of the year and a smoking ban that went into effect on January 1, 2008.

The increase in operating costs and expenses from $57.4 million for the year ended December 31, 2007 to $63.1 million for the year ended December 31, 2008 is primarily due to the write-off of $9.3 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado, increased charges related to the amortization of restricted stock and an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007 and 2008, partially offset by a decline in gaming expense resulting from reduced gaming revenue.

The increases in net operating revenue and operating costs and expenses from 2006 to 2007 are primarily the result of the opening and operations of two new casinos. Revenue and operating expenses for the year ended December 31, 2007 reflect the first full year of operations at our casinos in Central City, Colorado and Edmonton, Canada. Our results for the year ended December 31, 2006 reflect new casino operations of 5.5 months in Central City and 1.5 months in Edmonton. In 2006, we incurred approximately $3.6 million of preopening expenses in connection with these new casinos.

The decrease in earnings from continuing operations from a loss of $0.5 million for the year ended December 31, 2007 to a loss of $17.9 million for the year ended December 31, 2008, is primarily the result of the decline in overall operations, the write-off of $9.3 million of goodwill and an increase in our tax expense of $4.9 million, due primarily to the establishment of a valuation allowance for our U.S. deferred tax assets of approximately $3.8 million. Additionally, in connection with the establishment of a tax valuation allowance, we did not record a tax benefit on U.S. losses during 2008. We recorded a tax benefit on U.S. losses during 2007.

The decrease in earnings from continuing operations from earnings of $2.2 million for the year ended December 31, 2006 to a loss of $0.5 million for the year ended December 31, 2007 is primarily the result of increased interest charges on debt associated with our new properties and the 2006 recognition of $5.2 million in other income relating to the sale of our interest in a casino development project located in South Africa. For the year ended December 31, 2006, we capitalized $2.0 million of interest charges towards construction of our new casinos. No interest was capitalized for the year ended December 31, 2007.

Net revenue by property for the years ended December 31, 2008, 2007 and 2006 is summarized below (in thousands):

	For the Year Ended December 31, (1)
	2008	2007	2006

Century Casino & Hotel (Edmonton, Alberta, Canada)	$21,956	$19,297	$2,325
Womacks (Cripple Creek, Colorado)	11,243	16,722	16,255
Century Casino & Hotel (Central City, Colorado)	17,435	20,374	8,617
Cruise Ships	2,401	2,602	2,991
Casinos Poland (Poland)(2)	-	-	-
Corporate	7	48	15
Net revenue	$53,042	$59,043	$30,203
(1)	Excludes discontinued operations.
(2)	Acquired March 12, 2007 and accounted for as an equity investment.

Operating earnings and (losses) from continuing operations by property for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands):

	For the Year Ended December 31, (1)
	2008	2007	2006

Century Casino & Hotel (Edmonton, Alberta, Canada)	$6,486	$4,363	$(1,369)
Womacks (Cripple Creek, Colorado) (2)	(7,371)	3,785	4,498
Century Casino & Hotel (Central City, Colorado) (3)	(1,252)	2,167	(1,446)
Cruise Ships	150	(100)	509
Casinos Poland (Poland) (4)	809	563	-
Corporate	(8,079)	(8,572)	(6,939)
Operating (loss) earnings from continuing operations	$(9,257)	$2,206	$(4,747)
(1)	Excludes discontinued operations.
(2)	Includes $7.2 million write-off of goodwill for the year ended December 31, 2008.
(3)	Includes $2.1 million write-off of goodwill for the year ended December 31, 2008.
(4)	Acquired March 12, 2007 and accounted for as an equity investment.

Year Ended December 31, 2008 vs 2007

Revenue

The following revenue discussion excludes discontinued operations. Revenue for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2008	2007	Variance	Percentage Variance

Gaming	$49,949	$57,513	$(7,564)	(13.2%)
Hotel, food and beverage	8,669	8,027	642	8.0%
Other	1,935	1,545	390	25.2%
Gross revenue	60,553	67,085	(6,532)	(9.7%)
Less promotional allowances	(7,511)	(8,042)	531	(6.6%)
Net operating revenue	$53,042	$59,043	$(6,001)	(10.2%)

Gaming revenue

Gaming revenue decreased by $7.6 million, or 13.2%, from $57.5 million in 2007 to $49.9 million in 2008. Declines in our Colorado operations were partially offset by increased gaming revenue at our casino in Edmonton.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $1.7 million, or 11.6%, from $14.6 million in 2007 to $16.3 million in 2008, primarily due to increased play at the casino resulting from additional slot machines and increased traffic from the showroom. Gaming revenue in Canadian dollars increased by CAD 1.8 million, or 11.3%, from CAD 15.5 million in 2007 to CAD 17.3 million in 2008. This is the result of an increase of 5.3% in slot revenue and 19.9% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007, which we believe has helped to attract more customers.

Gaming revenue at Womacks decreased by $5.9 million, or 32.1%, from $18.3 million in 2007 to $12.4 million in 2008. Management believes that gaming revenue was negatively impacted by a 9.6% decline in the Cripple Creek gaming market, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices for a majority of the year and a smoking ban that went into effect on January 1, 2008.  The Cripple Creek gaming market experienced a smaller decline than either the Central City or Black Hawk gaming markets, which posted declines of 15.9% and 12.5% in 2008, respectively.  Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline in Cripple Creek than either Central City or Black Hawk (the last casino permitting smoking stopped allowing it on October 9, 2008). Our market share of the Cripple Creek gaming revenue declined from 11.8% in 2007 to 9.0% in 2008. In late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue. Womacks has continued the effort to improve the customer experience by converting 100% of the machines on the floor to TITO devices. We are currently reviewing various strategies to increase gaming revenue at Womacks.  In connection with the passage of Amendment 50 in Colorado, we are planning to add a roulette table and craps table to our casino, which management believes will help improve revenue at Womacks.

Gaming revenue at the Century Casino & Hotel in Central City decreased by $3.2 million, or 14.6%, from $22.1 million in 2007 to $18.9 million in 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 15.9% decline in the Central City gaming market in 2008 and can be attributed to a decline in consumer discretionary income, increased fuel prices for a majority of the year and the smoking ban that went into effect on January 1, 2008. Our market share of the Central City gaming revenue increased from 27.5% in 2007 to 28.3% in 2008. In connection with the passage of Amendment 50 in Colorado, we are planning to add a roulette table and craps table to our casino, which management believes will help improve revenue at the casino.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.1 million, or 6.2%, from $2.5 million in 2007 to $2.4 million in 2008, primarily due to operation of one fewer ship in 2008.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.7 million, or 8.0%, from $8.0 million in 2007 to $8.7 million in 2008. The combined effect of opening our hotel in Edmonton in March 2007 and converting the dinner theater to a live music showroom in August 2007 increased hotel, food and beverage revenue in Edmonton by $0.5 million year over year. In addition, hotel, food and beverage revenue at our Colorado operations increased by $0.2 million, primarily due to a special food promotion held at Womacks.

Other revenue

Other revenue increased by $0.4 million, or 25.2%, from $1.5 million in 2007 to $1.9 million in 2008 primarily due to increased lottery sales and ATM surcharges collected by our casino in Edmonton.

Promotional allowances

Promotional allowances decreased by $0.5 million, or 6.6%, from $8.0 million in 2007 to $7.5 million in 2008. This was primarily the result of decreased promotional allowances at our casino in Central City of $0.5 million, the direct result of a decline in gaming revenue at the property.

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2008	2007	Variance	Percentage Variance

Gaming	$20,432	$22,398	$(1,966)	(8.8%)
Hotel, food and beverage	6,961	7,442	(481)	(6.5%)
General and administrative	19,586	21,389	(1,803)	(8.4%)
Impairments and other write-offs, net of recoveries	9,357	(95)	9,452	-%
Depreciation	6,772	6,266	506	8.1%
Total operating costs and expenses	$63,108	$57,400	$5,708	9.9%

Gaming expenses

Gaming expenses decreased $2.0 million, or 8.8%, from $22.4 million in 2007 to $20.4 million in 2008, primarily due to a decrease in gaming expenses at our Colorado casinos that are directly related to decreased gaming revenue, partially offset by increased expenses at our casino in Edmonton.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.9 million, or 16.1%, from $5.3 million in 2007 to $6.2 million in 2008.  This increase is primarily due to a $0.6 million increase in payroll expenses resulting from the introduction of 24-hour poker in the fourth quarter of 2007 and an increase of $0.3 million in advertising and promotional charges. Gaming expenses in Canadian dollars increased by CAD 0.9 million, or 16.7%, from CAD 5.7 million in 2007 to CAD 6.6 million in 2008.

Gaming expenses at Womacks decreased $1.3 million, or 22.2%, from $6.0 million in 2007 to $4.7 million in 2008. This decrease is the result of a $0.7 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in payroll expenses of $0.3 million and a decline in royalty expense of $0.3 million.  Womacks was not able to completely offset the decrease in revenue by decreasing variable expenses in 2008. As part of a plan to bring expenses back in line with revenue levels, management reduced gaming staff levels during 2008. Management also continues to evaluate various marketing strategies to attract customers back to this casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased by $1.0 million, or 11.7%, from $8.7 million in 2007 to $7.7 in 2008. The decrease in gaming expenses is primarily the result of a $0.6 million decrease in gaming taxes resulting from the decrease in gaming revenue, $0.3 million decrease in payroll expenses and a small decrease in advertising and promotional charges. As part of a plan to bring expenses back in line with revenue levels, management reduced gaming staff levels during 2008. Also, certain management level employees from the casino are now performing similar job functions at Womacks. Their compensation is now allocated between Womacks and the Century Casino & Hotel in Central City.

Gaming expenses aboard the cruise ships on which we operate decreased by $0.5 million, or 20.4%, from $2.3 million for 2007 to $1.8 million for the 2008 primarily due to one less ship being in operation for the majority of 2007. In addition, in 2007 we wrote off approximately $0.2 million in costs associated with a ship contract that we decided not to pursue.

Hotel, food and beverage expenses

Hotel, food and beverage expenses declined $0.5 million, or 6.5%, from $7.4 million in 2007 to $6.9 million in 2008. The decrease is primarily due to a $0.4 million decrease in hotel, food and beverage charges at the Century Casino & Hotel in Edmonton, the result of cost savings achieved by converting the dinner theater to a live music showroom in 2007.

General and administrative expenses

General and administrative expenses decreased by $1.8 million, or 8.4%, from $21.4 million in 2007 to $19.6 million in 2008. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton remained flat at $4.6 million when comparing 2008 to 2007. In CAD, general and administrative expenses decreased by CAD 0.1 million, or 1.3%, from CAD 5.0 million in 2007 to CAD 4.9 million in 2008 primarily due to a decrease in payroll expense.

General and administrative expenses at Womacks decreased by $0.6 million, or 16.6%, from $3.8 million in 2007 to $3.2 million in 2008, primarily due to a $0.5 million decline in payroll expenses from reduced staffing and the recognition of a $0.1 million loss on the disposition of fixed assets in 2007.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.7 million, or 14.6%, from $4.5 million in 2007 to $3.8 million in 2008. The decrease is primarily the result of decreases of $0.2 in payroll expenses, $0.2 million in our property tax expense accrual, $0.2 million of professional fees and $0.1 million of insurance expenses.

General and administrative expenses aboard the cruise ships remained flat at $0.1 million when comparing 2008 to 2007.

Corporate expenses decreased by $0.6 million, or 7.3%, from $8.4 million in 2007 to $7.8 million in 2008. The decrease in 2008 is due to a $0.5 million decrease in payroll (excluding stock amortization costs) primarily from a decline in our annual bonus expenses, a $0.1 million decrease in communication expenses, a $0.1 million decrease in travel and a $0.3 million decrease in legal, accounting and other professional fees, offset by a $0.5 million increase in payroll primarily due to stock compensation expenses related to the amortization of costs associated with restricted stock and stock options issued in July 2007.

At December 31, 2008, there was $1.9 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock remaining to be recognized. Of this amount, $1.1 million will be recognized during 2009, and $0.8 million will be recognized in subsequent years through 2011.

Impairments and other write-offs, net of recoveries

For the year ended December 31, 2008, we recorded $9.3 million in impairments of goodwill related to Womacks and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations experienced a significant decline in gaming revenue. We deemed this to be an indicator of potential impairment under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, we performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense increased by $0.5 million, or 8.1%, from $6.3 million in 2007 to $6.8 million in 2008. This increase is primarily due to $0.5 million of gaming equipment and non-gaming equipment additions during 2007 and the completion of a renovation project at Womacks in the first quarter of 2008 which contributed $1.8 million of depreciable assets.  These assets are depreciated over periods varying from three to seven years.

Non-operating expense

The following non-operating expense discussion excludes discontinued operations. Non-operating expense for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2008	2007	Variance	Percentage Variance

Interest income	$31	$627	$(596)	(95.1%)
Interest expense	(4,130)	(5,333)	1,203	22.6%
(Losses) gains on foreign currency transactions and other	(441)	920	(1,361)	(147.9%)
Non-operating expense	$(4,540)	$(3,786)	$(754)	(19.9%)

Interest income

Interest income is directly related to the cash reserves we have on hand. Since December 31, 2007, we have reduced our outstanding third party debt related to our casinos in Colorado from $30.6 million to $21.9 million as of December 31, 2008, utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earn on our deposits, contributed to the overall decline in interest income for the year ended December 31, 2008 compared to the year ended December 31, 2007. Also, during 2007, we recognized approximately $0.3 million of interest income related to a $5.8 million loan that we made to the previous owners of Century Casinos Poland in connection with our acquisition of Century Casinos Poland. We did not determine the collectibility of the interest to be reasonably assured until we completed the acquisition of Century Casinos Poland in 2007.

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $51.9 million for the year ended December 31, 2007 to $43.8 million for the year ended December 31, 2008. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges of $0.4 million for bank waivers of financial covenants related to our Central City debt and Edmonton debt was 9.4% and 7.8% for the years ended December 31, 2007 and 2008, respectively.

(Losses) gains on foreign currency transactions and other

We recognized foreign currency losses of $0.4 million for the year ended December 31, 2008 and foreign currency gains of $0.9 million for the year ended December 31, 2007. During 2008, we recorded approximately $0.6 million of losses on the revaluation of loans that we deemed to be no longer permanently invested. This was offset by approximately $0.2 million in gains resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

On March 12, 2007, we completed the acquisition of Century Casinos Poland. Century Casinos Poland owns 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We began reporting our share of CPL’s earnings in April 2007. We recorded $0.6 million of earnings from our investment in CPL for the period between March 12, 2007 and December 31, 2007. For the year ended December 31, 2008, we recorded $0.8 million of earnings from our investment in CPL.

Taxes

Our effective tax rate for continuing operations was 65.7% and (29.4%) for the years ended December 31, 2007 and 2008, respectively. The mix of domestic losses and foreign earnings significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in Mauritius. For the year ended December 31, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $19.2 million compared to pre-tax earnings at our remaining operations of $5.4 million. Our taxes are further adjusted for non-deductible permanent differences. Also, for the year ended December 31, 2008, we established a $3.8 million valuation allowance for our U.S. deferred taxes. If we conclude at a later date that the realization of these deferred taxes are more likely than not, we will reduce the valuation allowance as appropriate.

Minority interest in subsidiary earnings and losses

For the year ended December 31, 2007, we allocated net losses of less than $0.1 million to various parties who hold a minority interest in our properties. For the year ended December 31, 2008, we allocated earnings of $0.1 million to these parties. For the 2007 period, we allocated approximately $0.2 million in losses to a former partner in CC Tollgate LLC. On December 31, 2007, we purchased this partner’s interest in CC Tollgate LLC. As a result, we now retain all the earnings and losses for the casino in CC Tollgate LLC.

Discontinued Operations

The results of the operations of Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the years ended December 31, 2008 and 2007 are below (in thousands):

	For the Year Ended December 31,
	2008	2007

Gaming revenue	$24,840	$28,158
Net operating revenue	29,313	32,611
Total operating costs and expenses	22,418	23,945
Operating earnings from discontinued operations	6,895	8,666
Net earnings from discontinued operations	4,461	5,461
Earnings per share from discontinued operations
Basic	0.19	0.23
Diluted	0.19	0.23

The decrease in net operating revenue from $32.6 million for the year ended December 31, 2007 to $29.3 million for the year ended December 31, 2008 is due to a decline in gaming revenue at our South African properties, primarily due to lower customer attendance at the Caledon Hotel, Spa & Casino and a 17.2% decline in the average exchange rate between the U.S. dollar and South African rand. As Caledon is located approximately 60 miles from Cape Town, management believes that higher fuel prices during 2008 led local patrons from Cape Town to gamble in Cape Town as opposed to traveling to our casino.

The decrease in operating costs and expenses from $23.9 million for the year ended December 31, 2007 to $22.4 million for the year ended December 31, 2008 is due to a decline in gaming expenses of approximately $1.3 million at our South African properties, primarily from the decline in gaming revenue, and a decline in property write-downs of approximately $0.1 million. During 2007, we wrote off losses related to thefts at the Century Casino Newcastle.

Year Ended December 31, 2007 vs 2006

Revenue

The following revenue discussion excludes discontinued operations. Revenue for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Gaming	$57,513	$31,741	$25,772	81.2%
Hotel, food and beverage	8,027	2,626	5,401	205.7%
Other	1,545	715	830	116.1%
Gross revenue	67,085	35,082	32,003	91.2%
Less promotional allowances	(8,042)	(4,879)	(3,163)	64.8%
Net operating revenue	$59,043	$30,203	$28,840	95.5%

Gaming revenue

Gaming revenue increased by $25.8 million, or 81.2%, from $31.7 million in 2006 to $57.5 million in 2007 due primarily to the opening of two new casinos and hotels in Central City (Colorado) and Edmonton (Alberta, Canada) (collectively referred to as “the two new casino properties”).

The opening of the two new casino properties increased gaming revenue by $25.6 million in 2007. The casinos in Central City and Edmonton opened in July 2006 and November 2006, respectively.

Gaming revenue at Womacks increased by $0.5 million, or 2.6%, from $17.8 million in 2006 to $18.3 million in 2007. Management believes that revenues between October 2006 and January 2007 were negatively impacted by a series of winter storms that hit Cripple Creek during this time.  These blizzards limited the amount of traffic into this market. Also, in the fourth quarter of 2007, we began a $1.8 million renovation at Womacks, which depressed revenue during the period. Womacks continued the effort to improve the customer experience at Womacks by converting 100% of the total machines on the floor to TITO devices.

Gaming revenue aboard the cruise ships on which we operate decreased by $0.3 million, or 11.9%, from $2.8 million in 2006 to $2.5 million in 2007, primarily due to the operation of fewer cruise ships in 2007.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $5.4 million, or 205.7%, from $2.6 million in 2006 to $8.0 million in 2007. The opening of the two new casino properties increased hotel, food and beverage revenue by $5.3 million in 2007. Management believes that delays in opening the hotel at our Edmonton casino hampered hotel, food and beverage revenue. The hotel opened in March 2007.

Other revenue

Other revenue increased by $0.8 million, or 116.1%, from $0.7 million in 2006 to $1.5 million in 2007 primarily due a full year of ancillary revenue related to lottery sales and ATM surcharges collected by our casino in Edmonton.

Promotional allowances

Promotional allowances increased by $3.1 million, or 64.8%, from $4.9 million in 2006 to $8.0 million in 2007. The addition of the two new casino properties increased promotional allowances by $3.1 million in 2007.

Operating Costs and Expenses

The following operating costs and expenses discussion excludes discontinued operations. Operating costs and expenses for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Gaming	$22,398	$13,044	$9,354	71.7%
Hotel, food and beverage	7,442	3,523	3,919	111.2%
General and administrative	21,389	14,155	7,234	51.1%
Impairments and other write-offs, net of recoveries	(95)	956	(1,051)	(109.9%)
Depreciation	6,266	3,272	2,994	91.5%
Total operating costs and expenses	$57,400	$34,950	$22,450	64.2%

Gaming expenses

Gaming expenses increased by $9.4 million, or 71.7%, from $13.0 million in 2006 to $22.4 million in 2007, primarily due to increased gaming revenue resulting from the addition of the two new casino properties and increased marketing charges at Womacks.

The addition of the two new casino properties increased gaming expenses by $8.4 million in 2007.

Gaming expenses at Womacks increased $0.9 million, or 17.1%, from $5.1 million in 2006 to $6.0 million in 2007. The increase in 2007 is primarily the result of $0.3 million in increased marketing expenditures related to a special promotion in the third quarter of 2007, a $0.4 million increase in royalties associated with the increase in casino revenue for the period, and a $0.2 million increase in payroll expense.

Gaming expenses aboard the cruise ships increased $0.1 million, or 4.2%, from $2.2 million in 2006 to $2.3 million in 2007. The increase in 2007 is primarily due to the write-off of approximately $0.2 million in costs associated with a cruise ship contract that we decided not to pursue, offset by a decrease in gaming expenses resulting from the decline in gaming revenue.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $3.9 million, or 111.2%, from $3.5 million in 2006 to $7.4 million in 2007. The addition of the two new casino properties increased hotel, food and beverage expenses by $3.8 million in 2007. The remaining increase of $0.1 million in 2007 is directly related to the increase in hotel, food and beverage revenue at Womacks.

General and administrative expenses

General and administrative expenses increased by $7.2 million, or 51.1%, from $14.2 million in 2006 to $21.4 million in 2007. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as accounting, human resources and internal audit.

The addition of the two new casino properties increased general and administrative expenses by $5.0 million in 2007. Prior to the opening of the two new casino properties, a significant portion of the general and administrative expenses related to these properties were preopening expenses.

General and administrative expenses at Womacks increased by $0.2 million, or 6.6%, from $3.6 million in 2006 to $3.8 million in 2007, primarily due to increases in repairs and maintenance expenses and an increase in property taxes.

General and administrative expenses aboard the cruise ships remained flat in 2007.

Corporate expenses increased by $1.9 million, or 29.1%, from $6.5 million in 2006 to $8.4 million in 2007. The increase in 2007 is primarily due to a $0.9 million increase in payroll expense resulting from additional staffing and the amortization of costs associated with restricted stock and stock options issued in July 2007, $0.6 million in increased legal, accounting and other professional fees, $0.2 million in increased travel expenses and $0.1 million in increased insurance charges.

Impairments and other write-offs, net of recoveries

In 2007, we recovered approximately $0.2 million in costs related to slot machines previously written off at our casino in Central City. This recovery was offset by approximately $0.1 million in losses pertaining to a theft at one of the ship-based casinos.

In 2006, we wrote-off non-operating casino property and land held for sale located in Wells, Nevada for $0.4 million. We also determined that approximately $0.6 million of fixed assets at our casino in Central City were obsolete.

Depreciation

Depreciation expense increased by $3.0 million, or 91.5%, from $3.3 million in 2006 to $6.3 million in 2007. The addition of the two new casino properties increased depreciation expense by $2.9 million in 2007. As of December 31, 2006, the two new casino properties contributed additional depreciable fixed assets of $64.5 million. Also contributing to additional depreciation expense in 2007 was the implementation of a company-wide accounting software program in the second half of 2006.

Non-operating (expense) income

The following non-operating (expense) income discussion excludes discontinued operations. Non-operating (expense) income for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance	Percentage Variance

Interest income	$627	$583	$44	7.5%
Interest expense	(5,333)	(2,525)	(2,808)	111.2%
Gain on sale of Gauteng interest	-	5,231	(5,231)	-%
Gains on foreign currency transactions and other	920	414	506	122.2%
Non-operating (expense) income	$(3,786)	$3,703	$(7,489)	(202.2%)

Interest income

Interest income in 2007 consisted of approximately $0.3 million of interest income related to a $5.8 million loan that we made to the previous owners of CCP in connection with our acquisition of CCP. We did not determine the collectibility of the interest to be reasonably assured until we completed the acquisition of CCP. The remaining interest income in 2007 is directly related to available cash on hand or restricted cash deposits.

Interest expense

Interest expense increased primarily due to our ability to capitalize a significant portion of our interest expense on loans related to the construction of our new properties prior to their openings in 2006. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 8.7% and 9.4% for the years ended December 31, 2006 and 2007, respectively.

Gain on sale of Gauteng Interest

On September 28, 2006, we sold our interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million).

Gain on foreign currency transactions and other

We recognized foreign currency gains of $0.9 million and $0.4 million in 2007 and 2006, respectively, primarily resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investments

On March 12, 2007, we completed the acquisition of CCP. CCP owns 33.3% of all shares issued by Casinos Poland (“CPL”). Our portion of CPL’s earnings is recorded as earnings from equity investments.

Taxes

Our effective tax rate for continuing operations was 140.2% and 65.7% for the years ended December 31, 2006 and 2007, respectively. The mix of domestic and foreign earnings and losses significantly impacts our rate. The tax benefit received on losses incurred by our U.S. domestic entities (primarily from our new operation in Central City, Colorado) is significantly higher than the tax on income at our foreign operations, particularly in Mauritius. For the year ended December 31, 2007, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $4.5 million compared to pre-tax earnings at our remaining operations of $3.0 million. For the year ended December 31, 2006, we incurred pre-tax losses for our U.S. operations (including corporate losses) of $3.8 million and from our casino in Edmonton of $1.7 million. During 2006, CRL sold its interest in a casino development project located in Gauteng, South Africa. The $5.2 million gain on this sale was taxed at a statutory rate of 3.0%. Our taxes are further adjusted for items identified in the preparation of our tax returns and the non-deductibility of permanent differences.

Minority interest in subsidiary earnings and losses

For the year ended December 31, 2006, we allocated net losses of $1.8 million to various parties who hold a minority interest in our properties. For the year ended December 31, 2007, we allocated net losses of less than $0.1 million to these parties. In accordance with U.S. accounting standards, we recognized a $1.0 million charge to the income statement in the fourth quarter 2007 for CTL’s losses we previously allocated against a $1.0 million note held by the former minority partner that we assumed in the purchase of the remaining 35% equity interest in CTL on December 31, 2007. We now retain all the earnings and losses for the casino in CC Tollgate LLC.

Discontinued operations

The results of the operations of Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the years ended December 31, 2007 and 2006 are below (in thousands):

	For the Year Ended December 31,
	2007	2006

Gaming revenue	$28,158	$22,758
Net operating revenue	32,611	26,082
Total operating costs and expenses	23,945	18,107
Operating earnings from discontinued operations	8,666	7,975
Net earnings from discontinued operations	5,461	5,417
Earnings per share from discontinued operations
Basic	0.23	0.23
Diluted	0.23	0.23

The increase in net operating revenue from $22.8 million for the year ended December 31, 2006 to $28.2 million for the year ended December 31, 2007 is due to an increase in net operating revenue at the Century Casino and Hotel in Newcastle, South Africa of $5.8 million, offset by a decline in gaming revenue of $0.3 million at the Caledon. The casino in Newcastle operated in a temporary facility until December 2006, at which time we opened a new permanent facility. We did not acquire our ownership interest in Century Casino Newcastle until April 2006. Revenue at the Caledon was impacted by a 4.6% decline in the average exchange rate between the U.S. dollar and South African rand.

The increase in operating costs and expenses from $18.1 million for the year ended December 31, 2006 to $23.9 million for the year ended December 31, 2007 is due to a full year of operations at the Century Casino Newcastle which led to an overall expense increase of $4.4 million at this property and increased gaming expenses at the Caledon of $0.2 million, primarily due to increased marketing charges. In April 2006, we acquired the remaining 50% interest that we previously did not own in Century Casino Millennium. A full year of operations at this property contributed $0.5 million of additional gaming expenses in 2007. Finally, CCA recovered approximately $0.4 million of a previously written-off loan.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents totaled $7.8 million at December 31, 2008 (excluding cash of $1.5 million related to discontinued operations), and the Company had negative working capital (current assets minus current liabilities) of $7.8 million (excluding assets and liabilities held for sale) compared to cash and cash equivalents of $11.7 million (excluding cash of $6.1 million related to discontinued operations) and negative working capital of $0.9 million (excluding assets and liabilities held for sale) at December 31, 2007.

We use the cash flows generated by our operations to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities.

Cash provided by operating activities was $7.7 million and $13.5 million in 2008 and 2007, respectively. The change from the 2007 period relates primarily to a $6.1 million decrease in pre-tax earnings from our Colorado and South Africa operations (excluding the write-offs of goodwill at our Colorado operations), offset by a $2.3 million increase in pre-tax earnings in Edmonton, Canada. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. If the anticipated sale of CCA does not occur, management believes that we have sufficient cash to fund ordinary operations, primarily from cash flows in Canada and South Africa. For a description of our operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, “Financial Statements and Supplementary Data,” and “Results of Operations” in this Item 7.

Cash used in investing activities of $2.5 million for the year ended December 31, 2008 consisted of $0.7 million in capital project additions at Womacks; $0.2 million in gaming and non-gaming addition in Central City; $0.4 million of furniture and non-gaming equipment additions in Edmonton; $0.9 million in capital project and gaming equipment additions at Caledon; $0.6 million in gaming equipment and capital project additions at Newcastle; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by $0.5 million received from the disposition of assets.

Cash used in investing activities of $18.2 million for the year ended December 31, 2007 consisted of net payments of $3.8 million towards the acquisition of G5; $3.3 million towards the buyout of our minority partner in Central City; $1.4 million in residual payments towards the buyout of our minority partner in Edmonton; $0.6 million in residual payments resulting from our 2006 acquisition of CNEW; $2.8 million in property improvements and equipment additions at Womacks; $0.7 million towards construction in Edmonton; $1.6 million in property and gaming equipment additions in Central City; $1.5 million towards the development of a golf course and other improvements at the Caledon; $2.5 million towards property improvements and furniture and fixtures at our Newcastle property; $0.2 million for additional gaming equipment on the ships; and $0.1 million of cumulative additions at our other remaining properties. These repayments were offset by a release of restricted cash in the amount of $0.2 million related to the construction of the casino in Edmonton and $0.1 million in proceeds from the disposition of property.

Cash used in financing activities of $12.5 million for the year ended December 31, 2008 consisted of repayments of $2.2 million towards the Central City term loan; repayments of $1.4 million towards the Edmonton term loan; net repayments of $6.6 million towards the Womacks revolving credit facility; net repayments of $2.6 million towards our South African term loans; payments of $0.2 million for fees associated with the amendment of debt agreements for the Central City term loan and Womacks revolving credit facility; and other repayments of $0.2 million. These repayments were offset by $0.7 million of proceeds from stock option exercises.

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

Common Stock Repurchase Program

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market in 2007 or 2008. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2008. The repurchase program has no set expiration or termination date.

Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and proceeds from the issuance of equity securities.

On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium, for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the next 12 months.

On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of $49.2 million (ZAR 460.0 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately $38.3 million (ZAR 357.3 million) and are payable at closing, which is expected to occur in the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, South Africa. The closing of the transaction is subject to customary conditions including, but not limited to, approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory approvals.

We are currently reviewing strategies to reduce our overall interest charges. This includes, but is not limited to, the refinancing or repayment of some or all of our outstanding debt.

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from our gaming operations, supplemented by the proceeds from the sale of CCA. We will continue to rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, $1.0 million of approved capital expenditures at our casinos, foreign income tax payments, and interest and principal payments on outstanding debt. On February 13, 2009, we repaid $1.0 million of principal on our debt in Cripple Creek, Colorado and $0.8 million of principal on our debt in Central City, Colorado in order to remain in compliance with their respective restrictive covenants.  In connection with the sale of our interest in CCA, we have pledged to repay the entire balance outstanding ($3.1 million on February 28, 2009) on our debt related to our Cripple Creek, Colorado property. Proceeds from the sale of CCA may also be used to repay other debt, repurchase shares of our outstanding common stock, fund future acquisitions and/or fund capital improvements at existing locations.

We believe that our cash at December 31, 2008, together with expected cash flows from operations and from the sales of our casinos in Prague and South Africa, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Contractual Obligations and Commercial Commitments

The following is a schedule of our contractual obligations and commercial commitments as of December 31, 2008 (amounts in thousands):

	Payments Due by Period (1)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt (2)	$37,363	$8,862	$17,483	$11,018	$-
Estimated interest payments on long-term debt (3)	11,259	2,891	4,601	2,593	1,174
Operating Leases	1,038	341	528	167	2
Other	1,198	1,198	-	-	-
Total	$50,858	$13,292	$22,612	$13,778	$1,176
(1) Excludes discontinued operations.
(2) Includes capital lease obligations.
(3) Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2008 and a forecasted prime rate of 3.75% on U.S.-based debt. For a description of our outstanding long-term debt, please see Note 8 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

In December 2007, in lieu of a restricted cash deposit, we issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with our listing of ADCs on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any and all amounts incurred by it as a result of claims or damages and lawsuits that an ADC holder may raise or file against us. The guarantee is required by the Oesterreichische Kontrollbank, the holder of our global certificate representing the ADCs.

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

Goodwill, Equity Investment and Other Intangible Assets – At December 31, 2008 we had goodwill of $4.0 million (excluding goodwill of $0.7 million at our discontinued operations) and an equity investment of $10.5 million. Our discontinued operations also have casino licenses of $8.4 million. Our goodwill results from the acquisitions of casino and hotel operations and represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. Goodwill, equity investments and intangible assets with indefinite lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the asset below its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We completed interim and annual assessments of our goodwill, our equity investment and other intangibles with indefinite lives during 2008. As a result of our testing, we wrote off approximately $9.3 million of goodwill related to our properties in Colorado for the year ended December 31, 2008.

Property and Equipment – We have significant capital invested in our property and equipment, which represents approximately 78% of our total assets (excluding property and equipment at our discontinued operations). Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Point Liability Program – Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) or are awarded points for their visits at certain of our casinos. Players can accumulate points over time, which they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue that was generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our consolidated balance sheet. The expiration of unused points results in a reduction of the corresponding liability. We use historical data to assist in the determination of estimated accruals. We had $0.2 million and $0.3 million (excluding our discontinued operations) accrued for the cost of anticipated point redemption at December 31, 2008 and 2007, respectively.

Stock-Based Compensation – We use the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires management to estimate certain variables. Such estimates include the estimated lives of options from grant date to exercise date, the volatility of the underlying shares and estimated future dividend rates. The two most significant estimates in the Black-Scholes model are volatility and expected life. An increase in the volatility rate increases the value of stock options and a decrease causes a decline in value. We estimate expected volatility using an average of our common stock price over the expected life of the option. For expected lives, an increase in the expected life of an option increases its value. For all options currently outstanding, we have estimated their expected lives to be the average of their vesting term and their contractual terms.

In addition, SFAS No. 123R, “Share-Based Payment,” requires that equity compensation be recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. This estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period.

Income Taxes – Significant judgment is required in developing our income tax provision. Due to the uncertainty of future taxable income, we have recorded a valuation allowance of $3.8 million on our U.S. deferred tax assets as of December 31, 2008. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by us is incorporated by reference from Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk principally related to changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, we may utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on information available at December 31, 2008. Actual results may differ materially.

As of and subsequent to December 31, 2008, we have no derivative instruments.

Interest Rate Sensitivity

We are subject to interest rate risk on our outstanding borrowings with Wells Fargo and Nedbank Limited. Interest on amounts outstanding under these loan agreements are variable and thus subject to fluctuations in their various prime or LIBOR indexed rates. Based on our outstanding borrowings (including those related to our discontinued operations) of $37.4 million as of December 31, 2008, a 1.0% movement in the weighted average interest rate would result in an approximate $0.2 million annualized increase or decrease in interest expense.

As of and subsequent to December 31, 2008, we have no outstanding interest rate swap agreements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers, principal financial officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on the assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2008, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, also attested to, and reported on, the effectiveness of our internal control over financial reporting. Grant Thornton LLP’s report is included under the caption entitled “Report of Independent Registered Public Accounting Firm” in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2008, under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

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

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2008 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,353,282 (1)	$2.74	1,111,928
Equity compensation plans not approved by security holders	-	-	-
Total	1,353,282	$2.74	1,111,928

(1)
As of December 31, 2008, there were 907,710 securities to be issued upon exercise of outstanding options, warrants and other rights exercisable under the Equity Incentive Plan adopted in 1994. The remaining 445,572 securities pertain to outstanding options, warrants and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information in this item is incorporated by reference from our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information in this item is incorporated by reference from our Proxy Statement under the caption “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	List of documents filed with this report

1.           Financial Statements

The financial statements and related notes, together with the report of Grant Thornton LLP dated March 12, 2009, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

2.	Financial Statement Schedules

None.

3.	List of Exhibits

(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Sale of Shares Agreement by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 24, 2008.

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

(10) Material Contracts

10.1
Settlement and Release Agreement dated as of December 31, 2007 by and between Century Casinos Tollgate Inc., CC Tollgate LLC and Central City Venture, LLC, is hereby incorporated by reference to Exhibit 10.1C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.4
Second Amended and Restated Credit Agreement, by and between WMCK Venture Corp., Century Casinos Cripple Creek, Inc., and WMCK Acquisition Corp., Century Casinos, Inc. and Wells Fargo Bank, National Association, dated November 6, 2008, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.5
Loan agreement by and between Century Casinos Caledon (Pty) Limited and Nedbank Limited dated August 26, 2005, is hereby incorporated by reference to Exhibit 10.152 to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.6
Mortgage agreement by and between Century Resorts Alberta Inc. and Canadian Western Bank dated December 6, 2007, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.7A
Credit Agreement dated as of November 18, 2005, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.160 to the Company’s Current Report on Form 8-K dated November 29, 2005.

10.7B
First Amendment to Credit Agreement, dated as of June 28, 2006, by and between CC Tollgate LLC, the Lenders, the L/C issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.174 to the Company’s Current Report on Form 8-K dated July 5, 2006.

10.7C
Second Amendment to Credit Agreement, dated as of February 28, 2007, by and between CC Tollgate LLC, the Lenders, the L/C Issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2007.

10.7D
Third Amendment to Credit Agreement, dated as of November 6, 2008, by and between CC Tollgate LLC, the Lenders, the L/C Issuer and Wells Fargo Bank, National Association, as Agent Bank, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.8
Term Loan Agreement by and between Nedbank Limited and Century Casino Newcastle (Pty) Ltd., is hereby incorporated by reference to Exhibit 10.182 to the Company’s Current Report on Form 8-K dated December 13, 2006.

10.9*	Deferred Compensation Agreement (Form) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008.

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

10.16*†	Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan effective June 17, 2005.

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

_________________________________
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

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2009.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (the” Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on Century Casinos, Inc.’s internal control over financial reporting based on our audits.

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

-F2-

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and also as discussed in Note 2 to the consolidated financial statements during the year ended December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective method as of January 1, 2006.

/s/ Grant Thornton LLP

Denver, Colorado
March 12, 2009

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share information	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,835	$11,742
Receivables, net	426	536
Prepaid expenses	388	551
Inventories	170	204
Other current assets	583	399
Deferred income taxes – foreign	305	38
Assets held for sale	35,983	52,788
Total current assets	45,690	66,258

Property and Equipment, net	88,558	100,128
Goodwill	4,014	14,258
Deferred Income Taxes – domestic	-	3,318
– foreign	-	523
Equity investment	10,539	11,974
Other Assets	1,205	1,624
Total assets	$150,006	$198,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,862	$4,054
Accounts payable and accrued liabilities	5,724	7,011
Accrued payroll	1,595	1,492
Taxes payable	1,340	1,798
Deferred income taxes – domestic	-	5
Liabilities related to assets held for sale	14,584	22,973
Total current liabilities	32,105	37,333

Long-Term Debt, less current portion	28,501	47,505
Deferred Income Taxes – foreign	427	-
Other Long-Term Accrued Liabilities	303	436
Minority Interest	897	820
Total liabilities	62,233	86,094

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,895,443 and 23,668,443 shares issued, respectively;
23,884,067 and 23,657,067 shares outstanding, respectively	239	237
Additional paid-in capital	73,360	71,223
Accumulated other comprehensive (loss) income	(5,147)	7,735
Retained earnings	19,347	32,820
	87,799	112,015
Treasury stock – 11,376 shares at cost	(26)	(26)
Total shareholders’ equity	87,773	111,989
Total Liabilities and Shareholders’ Equity	$150,006	$198,083
See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except share information	For the Year Ended December 31,
	2008	2007	2006
Operating revenue:
Gaming	$49,949	$57,513	$31,741
Hotel, food and beverage	8,669	8,027	2,626
Other	1,935	1,545	715
Gross revenue	60,553	67,085	35,082
Less promotional allowances	(7,511)	(8,042)	(4,879)
Net operating revenue	53,042	59,043	30,203
Operating costs and expenses:
Gaming	20,432	22,398	13,044
Hotel, food and beverage	6,961	7,442	3,523
General and administrative	19,586	21,389	14,155
Impairments and other write-offs, net of recoveries	9,357	(95)	956
Depreciation	6,772	6,266	3,272
Total operating costs and expenses	63,108	57,400	34,950
Earnings from equity investment	809	563	-
Operating (loss) earnings from continuing operations	(9,257)	2,206	(4,747)
Non-operating income (expense):
Interest income	31	627	583
Interest expense	(4,130)	(5,333)	(2,525)
Gain on sale of Gauteng interest	-	-	5,231
(Losses) gains on foreign currency transactions and other	(441)	920	414
Non-operating (expense) income, net	(4,540)	(3,786)	3,703
Loss from continuing operations before income taxes and minority interest	(13,797)	(1,580)	(1,044)
Provision (benefit) for income taxes	4,060	(1,038)	(1,464)
(Loss) earnings from continuing operations before minority interest	(17,857)	(542)	420
Minority interest in subsidiary (earnings) losses	(77)	14	1,792
(Loss) earnings from continuing operations	(17,934)	(528)	2,212

Discontinued operations:
Earnings from discontinued operations	5,247	6,772	7,015
Provision for income taxes	786	1,311	1,598
Earnings from discontinued operations	4,461	5,461	5,417
Net (loss) earnings	$(13,473)	$4,933	$7,629

-Continued on following page-

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	For the Year Ended December 31,
	2008	2007	2006
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.10
Earnings from discontinued operations	0.19	0.23	0.23
Net (loss) earnings	$(0.57)	$0.21	$0.33

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.09
Earnings from discontinued operations	0.19	0.23	0.23
Net (loss) earnings	$(0.57)	$0.21	$0.32

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Amounts in thousands, except share information)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

BALANCE AT JANUARY 1, 2006	22,568,443	$226	$68,571	$2,568	$20,391	187,876	$(425)	$91,331

Common stock issuance costs	-	-	(22)	-	-	-	-	(22)
Options exercised	600,000	6	454	-	-	(23,500)	53	513
Tax impact of stock option exercises	-	-	403	-	-	-	-	403
Amortization of stock based compensation	-	-	373	-	-	-	-	373
Foreign currency translation adjustment	-	-	-	200	-	-	-	200
Net earnings	-	-	-	-	7,629	-	-	7,629
BALANCE AT DECEMBER 31, 2006	23,168,443	$232	$69,779	$2,768	$28,020	164,376	$(372)	$100,427
FIN 48 Adjustment	-	-	-	-	(133)	-	-	(133)
Issuance of restricted common stock	400,000	4	-	-	-	-	-	4
Options exercised	100,000	1	360	-	-	(153,000)	346	707
Tax impact of stock option exercises	-	-	205	-	-	-	-	205
Amortization of stock based compensation	-	-	879	-	-	-	-	879
Foreign currency translation adjustment	-	-	-	4,967	-	-	-	4,967
Net earnings	-	-	-	-	4,933	-	-	4,933
BALANCE AT DECEMBER 31, 2007	23,668,443	$237	$71,223	$7,735	$32,820	11,376	$(26)	$111,989
Options exercised	227,000	2	670	-	-	-	-	672
Tax impact of stock option exercises	-	-	24	-	-	-	-	24
Amortization of stock based compensation	-	-	1,443	-	-	-	-	1,443
Foreign currency translation adjustment	-	-	-	(12,882)	-	-	-	(12,882)
Net loss	-	-	-	-	(13,473)	-	-	(13,473)
BALANCE AT DECEMBER 31, 2008	23,895,443	$239	$73,360	$(5,147)	$19,347	11,376	$(26)	$87,773

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands	For the Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) earnings	$(13,473)	$4,933	$7,629
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation	9,082	8,631	4,747
Impairments of goodwill	9,357	-	237
Tax valuation allowance	3,758	-	-
Imputed interest	1	134	160
Amortization of stock-based compensation	1,443	879	373
Amortization of deferred financing costs	495	479	200
Deferred tax benefit	(186)	(1,583)	(2,303)
Minority interest in subsidiary earnings (losses)	278	254	(1,461)
Earnings from equity investment	(809)	(563)	-
Gain on sale of Gauteng interest	-	-	(5,231)
(Gain) loss on disposition of assets	(164)	155	22
(Recovery) write-offs of fixed assets	-	(158)	1,028
Other	-	4	-
Excess tax benefits from stock-based payment arrangements	(24)	(205)	(403)
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	63	156	(380)
Prepaid expenses and other assets	252	814	(658)
Accounts payable and accrued liabilities	(1,605)	(1,613)	3,566
Accrued payroll	(5)	44	872
Taxes payable	(779)	1,175	1,096

Net cash provided by operating activities	7,684	13,536	9,494

Cash Flows from Investing Activities:
Purchases of property and equipment	$(2,883)	$(9,440)	$(57,295)
Investment in Century Resorts Alberta, Inc., net of cash acquired	-	(1,428)	(5,135)
Investment in Century Casino Newcastle, net of cash acquired	-	(580)	(5,121)
Investment in Century Casino Millennium, net of cash acquired	-	-	(362)
Investment in CC Tollgate LLC	(74)	(3,290)	-
Investment in Century Casinos Poland	-	(3,822)	(4,752)
Net proceeds on sale of Gauteng interest	-	-	5,231
Decrease (increase) in restricted cash	-	220	(416)
Proceeds from disposition of assets	498	138	229

Net cash used in investing activities	(2,459)	(18,202)	(67,621)

-Continued on following page-

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Amounts in thousands	For the Year Ended December 31,
	2008	2007	2006
Cash Flows from Financing Activities:
Proceeds from borrowings	$14,776	$29,051	$84,077
Principal repayments	(27,759)	(42,367)	(30,580)
Excess tax benefits from stock-based payment arrangements	24	205	403
Deferred financing costs	(217)	(61)	(155)
Decrease in restricted cash	-	1,184	-
Proceeds from exercise of options	672	707	513
Stock issuance costs	-	-	(22)
Net cash (used in) provided by financing activities	(12,504)	(11,281)	54,236

Effect of exchange rate changes on cash	(1,272)	(1,172)	1,693

Decrease in Cash and Cash Equivalents	(8,551)	(17,119)	(2,198)

Decrease (Increase) in Cash and Cash Equivalents related to Discontinued Operations	4,644	5,324	(4,154)

Cash and Cash Equivalents at Beginning of Year	11,742	23,537	29,889

Cash and Cash Equivalents at End of Year	$7,835	$11,742	$23,537

Supplemental Disclosure of Cash Flow Information:

Amounts in thousands	For the Year Ended December 31,
	2008	2007	2006
Interest paid, net of capitalized interest of $2,105 in 2006	$5,046	$7,117	$4,159
Income taxes paid	$1,543	$1,875	$787

Supplemental Disclosure of Noncash, Investing and Financing Activities:

The Company has approximately $0.6 million of accrued liabilities related to community development projects in Caledon, South Africa as of December 31, 2008. The Company agreed to perform these projects as a result of the granting of additional slot machines at the Caledon Hotel, Spa & Casino (now a discontinued operation). The Company has increased casino licenses for 2008 by this amount.

The Company had approximately $0.7 million of accrued construction liabilities relating to its various development projects as of December 31, 2006. In addition, the Company entered into capital leases of approximately $0.8 million during 2006. The Company has offset the total purchases of property and equipment for 2006 by these amounts.

Please refer to Notes 3 and 4 to the consolidated financial statements for details of the Company’s recent acquisitions and discontinued operations.

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2008, the Company owned and/or managed casino operations in North America, South Africa, the Czech Republic and international waters through various entities that are wholly-owned or in which the Company has a majority ownership position. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WMCK	CCI	100%
WMCK-Acquisition Corp.	ACQ	WMCK	100%
Century Casinos Cripple Creek, Inc.	CCC	WMCK	100%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	100%
Century Resorts International Ltd.	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	100%
Century Resorts Ltd.	CRL	CCI	96.5%
Century Casinos Europe GmbH	CCE	CCI	100%
Century Casinos Poland Sp. z o.o. (formerly G5)	CCP	CCE	100%
Casinos Poland Ltd.	CPL	CCP	33%

Discontinued operations:
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Celebrations Accommodation & Food Service Management (Pty) Ltd.	CEL	CCA	100%
Century Casino Newcastle (Pty) Ltd.	CNEW	CCA	60%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%
Century Casino Millennium, a.s.	CM	CCE	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WMCK owns and operates Womacks Casino & Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CTI, as of December 31, 2007, owns 100% of CTL (See Note 3). CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility, in Central City, Colorado.

-F10-

CRI has entered into casino services agreements and/or executive management agreements for which it earns a fee from other subsidiaries of CCI and serves as a concessionaire of small casinos on luxury cruise vessels. CRI also owns 100% of CRA (See Note 3). CRA owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada.

CRL was formed to own our South African interests and to provide technical casino services to some of our foreign and offshore operations. CRL, through its subsidiary CCA, owns CCAL and has a 60% controlling interest in CNEW. CCAL and CNEW, operating subsidiaries of CCA, own and operate The Caledon Hotel, Spa & Casino (“Caledon”) and Century Casino Newcastle, respectively. On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA (See Note 4).

CCE owned CM, a full-stakes casino located within the Marriott Hotel in Prague, Czech Republic (See Note 3). On December 5, 2008, CCE entered into an agreement to sell CM, which closed on February 11, 2009 (See Note 4). On March 12, 2007, CCE acquired CCP (formerly known as G5 Sp. z o.o.) (See Note 3). CCP owns 33.3% of all shares issued by CPL. CPL owns and operates seven full casinos and one slot casino in Poland. CCE also provides administrative support for CCI executive management in Europe.

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of CCI and its subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned and do not meet the criteria of Financial Accounting Standards Board (“FASB”) Interpretation 46(R) (as amended), “Consolidation of Various Interest Entities – an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Restricted Cash – Restricted cash consists of deposits of $1.2 million (CZK 22.0 million) held with the Ministry of Finance of the Czech Republic for the Company’s casino in Prague (now a discontinued operation). All of the Company’s restricted cash is shown as a component of assets held for sale on the Company’s December 31, 2008 and 2007 consolidated balance sheets.

-F11-

Fair Value of Financial Instruments – We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2008 and 2007. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, we use alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing risk-adjusted discount rates. Our carrying value of financial instruments approximates fair value at December 31, 2008 and 2007.

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset. The Company capitalized $2.1 million (of which $0.1 million pertained to discontinued operations) towards our various construction projects during 2006. No interest was capitalized during 2008 or 2007.

Assets are depreciated over their respective service lives as follows:
Buildings and improvements            7 – 39 yrs
Gaming equipment                                                      3 – 7 yrs
Furniture and non-gaming equipment                     3 – 7 yrs

Purchased software is recorded at cost and amortized over its estimated useful life. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. For the year ended December 31, 2006, the Company’s subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete. No long-lived asset impairment charges were recorded for the years ended December 31, 2008 or 2007 (See Note 12).

-F12-

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses the methods used to capitalize, amortize and assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Based on the evaluations completed in 2008, the Company recorded goodwill impairment charges of $9.3 million (see Note 7). Based on the evaluations completed in 2006, the Company recorded a charge of $0.2 million (CZK 5.0 million) to eliminate the goodwill associated with CM (which is reported as a component of the Company’s discontinued operations in the consolidated financial statements). No impairments to goodwill were recorded as a result of the annual impairment evaluations in 2007.

Casino Licenses – In evaluating the Company’s capitalized casino license costs, management considered all of the criteria set forth in SFAS 142 for determining the useful life of the casino license costs. Of particular significance in this evaluation are the existing regulatory provisions relating to the renewal of licenses. In general, the renewal of a license can be done at minimal cost to the Company, as long as the Company is in compliance with all applicable laws. Based on this evaluation, the Company deemed that casino license costs have an indefinite life. As of December 31, 2008 and 2007, all capitalized casino license costs have been reported as a component of assets held for sale.

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

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of the reported periods are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Canadian Dollars (CAD)	1.2246	0.9881	1.1653
Czech Koruna (CZK)	19.2550	18.2240	20.8500
Euros (€)	0.7184	0.6849	0.7578
Polish Zloty (PLN)	2.9709	2.4703	2.9016
South African Rand (ZAR)	9.3410	6.8618	7.0496
Source: Pacific Exchange Rate Service

Comprehensive (Loss) Income – Comprehensive (loss) income includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments and fair value gains and losses on the interest rate swap agreements the Company maintains from time to time to hedge against interest rate increases on the Company’s credit facilities.

-F13-

Investment in Casinos Poland – The Company holds a 33.3% ownership interest in and actively participates in the management of CPL. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long-term decision making is controlled by a supervisory board consisting of three persons. As the Company is the only shareholder with experience in the gaming industry, it chairs both the management board and the supervisory board. No material decisions can be made without the Company’s consent, including the removal of the chairman of each board. Based on this influence, management believes that it is appropriate to account for the Company’s investment in CPL as a component of its operations. In accordance with SFAS 142, the Company evaluates its investment in Casinos Poland for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was indicated based on the Company’s evaluation performed in 2008.

Operating Segment – Beginning in the fourth quarter 2007, the Company modified its segment reporting from seven reportable segments to one reportable segment, as the Company determined that its properties can be aggregated together in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Based on a review of SFAS 131, the Company determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at its casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Prior period segments have been restated to conform to the current presentation.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s products)” (“EITF 01-09”). EITF 01-09 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of revenues.

At the Company’s casino in Edmonton, the Alberta Gaming and Liquor Commission (“AGLC”) retains 85% of slot machine net sales. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. In accordance with the EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Century Casino & Hotel in Edmonton record its revenues net of the amounts retained by the AGLC.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in hotel, food and beverage expenses.

-F14-

We issue free play or coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time ranging up to 7 days. The net win from the coupons is expected to exceed the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) or are awarded points for their visits at certain of our casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the consolidated balance sheet. The expiration of unused points results in a reduction of the corresponding liability.

Promotional allowances presented in the consolidated statement of earnings for 2008, 2007 and 2006 include the following:

	Year ended December 31,
Amounts in thousands	2008	2007	2006

Food & Beverage and Hotel Comps	$3,100	$2,662	$1,556
Free Plays or Coupons	2,588	2,904	1,600
Player Points	1,823	2,476	1,723
Total Promotional Allowances	$7,511	$8,042	$4,879

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Costs – The Company expenses advertising costs when incurred. Advertising expense from continuing operations was $1.4 million, $1.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Preopening and Start-Up Expenses – The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Preopening and start-up costs, including organizational costs, are expensed as incurred. There were no preopening expenses in 2008 or 2007. The Company incurred approximately $3.6 million of preopening expenses for the year ended December 31, 2006 towards its projects in Central City, Colorado and Edmonton, Canada.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $3.8 million resulting from our net operating losses in the U.S. were fully reserved during 2008. The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets.

-F15-

(Loss) Earnings Per Share – Basic (loss) earnings per share considers only weighted-average outstanding common shares in the computation. Diluted (loss) earnings per share gives effect to all potentially dilutive securities. Diluted (loss) earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

Recent Accounting Pronouncements – In November 2008, the EITF reached a consensus on Issue 08-06, “Equity Method Investment Considerations” (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt EITF 08-06 as of January 1, 2009, and is currently assessing the potential impact upon adoption.

In May 2008, the FASB issued SFAS 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP SFAS 142-3 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks the company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. SFAS 161 retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

-F16-

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements regarding how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions made in fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will impact the Company’s results of operations and financial position only to the extent that the Company makes acquisitions subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Based upon the December 31, 2008 balance sheet, the adoption of SFAS 160 would require the Company to reclassify $0.9 million in minority interests in consolidated subsidiaries from total liabilities to a separate component of shareholders’ equity.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

3.	ACQUISITIONS

Century Resorts Alberta, Inc.

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA, which it previously did not own, for approximately $6.5 million (CAD 7.2 million). At closing, CRI paid $5.1 million (CAD 5.8 million) of the purchase price. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Fair value of minority interest acquired	$1,818
Goodwill	4,342
Long-term debt	(1,025)
Cash paid	$5,135

On November 30, 2007, CRI paid the remaining $1.4 million (CAD 1.4 million). The assets acquired and liabilities assumed are reported in the consolidated balance sheets. CRA is a new entity, and therefore pro forma information is not applicable.

-F17-

Century Casino Newcastle (a discontinued operation)

On April 1, 2006, CCA completed the purchase of a 60% controlling interest in Balele, the owner of a casino in Newcastle, South Africa, for approximately $9.3 million (ZAR 57.5 million). Following the purchase, the Company began the development of a new casino in Newcastle. In connection with CCA’s purchase of its equity interest in Balele, a sale of share agreement (the “Share Agreement”) was entered into on October 18, 2005 between CCA and a group of Balele shareholders (the “Sellers”). As a condition to the Share Agreement, the Sellers provided a warranty to CCA that the Sellers would be able to sell the facility that housed the original casino for approximately $1.9 million (ZAR 12.0 million) within 60 days of closing. After the closing, the Sellers informed CCA that they would not be able to sell the facility for $1.9 million (ZAR 12.0 million). As a result, the purchase price for the 60% interest in Balele was reduced by this amount, resulting in an overall purchase price of $7.5 million (ZAR 45.5 million). CCA paid $6.7 million (ZAR 40.5 million) at closing.

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

On December 14, 2007, CCA paid an additional $0.6 million (ZAR 3.7 million) towards the purchase of the 60% interest in Balele. The remaining $0.2 million (ZAR 1.3 million) is payable subject to the finalization of a South Africa Revenue Service tax audit pertaining to periods prior to CCA’s acquisition of its 60.0% interest. The Company consolidated the results of Balele, now known as Century Casino Newcastle (Pty) Ltd. (“CNEW”), in its financial statements as of April 1, 2006. All assets and liabilities of CNEW are reported in the consolidated balance sheets as being held for sale (See Note 4).

Century Casino Millennium (a discontinued operation)

Prior to April 13, 2006, CCE had a 50% equity ownership in CM. On April 13, 2006, CCE purchased the remaining 50% of CM for approximately $0.7 million, which included a security deposit for CM’s casino license in the amount of $0.4 million (CZK 10.0 million), the assumption of loans previously granted by the former partner and the purchase price for the former partner’s 50% equity interest.

-F18-

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

The purchase price allocation for CM was completed in June 2006. All assets and liabilities of CM are reported in the consolidated balance sheets as being held for sale (See Note 4).

Casinos Poland Ltd

On June 13, 2006, CCE entered into an agreement to acquire 100% of all of the issued and outstanding shares of CCP, a Polish entity that owns a 33.3% interest in CPL, for approximately $3.8 million (€2.9 million). In connection with the purchase, CCE loaned CCP approximately $4.8 million (PLN 15.0 million) to repay existing loans between CCP and its creditors. On February 1, 2007, CCE loaned CCP an additional $1.0 million (PLN 3.0 million) to repay additional amounts to creditors. As a result of the loans, the purchase price of the shares was reduced by $1.0 million (€0.7 million).

CCE acquired its shares on March 12, 2007. At closing, CCE paid $2.0 million (€1.6 million) of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,164
Accounts payable and accrued liabilities	(497)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

On October 23, 2007, CCE paid the remaining $0.8 million (€0.6 million) towards the purchase. The assets acquired and liabilities assumed, other than intercompany debt (which eliminates in consolidation subsequent to the acquisition), are reported in the consolidated balance sheets.

-F19-

CC Tollgate LLC

On December 31, 2007, CTI acquired from Central City Venture LLC (“Venture”) the remaining 35% of all issued and outstanding partnership units of CTL that CTI did not already own. CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility in Central City, Colorado. The purchase price for the 35% equity interest was $2.1 million. In addition, CTI purchased a $1.0 million note previously issued to Venture by CTL and paid $0.2 million of accrued interest on the note. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Pro Forma Results

The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred on January 1, 2006:
•	The Company’s acquisition of a 60% controlling interest in CNEW;
•	The Company’s acquisition of the remaining 50% interest in CM; and
•	The Company’s acquisition of the remaining 35% interest in CTL.

Unaudited pro forma results are as follows:

Amounts in thousands, except for share information	2007	2006
Net operating revenue	$59,043	$30,203
Operating earnings (loss) from continuing operations	2,206	(4,747)

(Loss) earnings from continuing operations	(659)	877
Earnings from discontinued operations	5,461	5,198
Net earnings	$4,802	$6,075

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.03)	$0.04
Earnings from discontinued operations	0.24	0.23
Net earnings	$0.21	$0.27

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.03)	$0.03
Earnings from discontinued operations	0.23	0.22
Net earnings	$0.20	$0.25

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company’s actual results would have been had the acquisitions been completed as of January 1, 2006, or of future results.
-F20-

4.	DISCONTINUED OPERATIONS

On December 5, 2008, the Company entered into an agreement to sell the Century Casino Millennium for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to the Company at closing on February 11, 2009, with the balance payable over the 12–month period following the closing.

On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of $49.2 million (ZAR 460.0 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately $38.3 million (ZAR 357.3 million) and are payable at closing, which is expected to occur in the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, South Africa. The closing of the transaction is subject to customary conditions including, but not limited to, approvals by the Western Cape Gambling and Racing Board, the KwaZulu-Natal Gambling Board and other regulatory approvals.

The results of the Century Casino Millennium, the Caledon Hotel, Spa & Casino and the Century Casino & Hotel in Newcastle are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented, as applicable. Net operating revenue of discontinued operations was $29.3 million, $32.6 million and $26.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows. The Company’s discontinued operations had a combined carrying value of approximately $21.4 million and $29.8 million at December 31, 2008 and 2007, respectively.

-F21-

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2008 and 2007 which are included as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

Amounts in thousands, except share information	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,464	$6,108
Restricted cash	104	112
Receivables, net	278	262
Prepaid expenses	287	683
Inventories	244	238
Other current assets	21	27
Deferred income taxes – foreign	-	209
Total current assets	2,398	7,639

Property and Equipment, net	22,650	31,749
Goodwill	704	959
Casino Licenses	8,356	10,780
Deferred Income Taxes – foreign	764	448
Other Assets	1,111	1,213
Total assets	$35,983	$52,788

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$3,405	$4,691
Accounts payable and accrued liabilities	2,076	2,378
Accrued payroll	453	738
Taxes payable	1,035	1,736
Total current liabilities	6,969	9,543

Long-Term Debt, less current portion	3,801	8,414
Other Long-Term Accrued Liabilities	-	27
Minority Interest	3,814	4,989
Total liabilities	14,584	22,973
Net assets	$21,399	$29,815

-F22-

5.             EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As indicated in Note 3 above, the Company acquired a 33.3% ownership interest in CPL on March 12, 2007. The Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL as of December 31, 2008 and 2007:

Amounts in thousands	As of
	December 31, 2008	December 31, 2007
Balance Sheet:
Current assets	$3,208	$3,225
Noncurrent assets	$16,751	$20,978
Current liabilities	$10,530	$17,757
Noncurrent liabilities	$3,842	$1,825

	Year ended December 31, 2008	March 12, 2007 through December 31, 2007
Operating Results:
Net operating revenue	$57,389	$39,710
Net earnings	$2,427	$1,689

The Company’s maximum exposure to losses at December 31, 2008 is $10.5 million, the value of its equity investment in CPL. Of the $10.5 million, $8.6 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

6.            PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consist of the following:

Amounts in thousands	2008	2007
Land	$21,578	$22,189
Buildings and improvements	65,308	70,078
Gaming equipment	14,977	14,999
Furniture and non-gaming equipment	13,362	13,109
Capital projects in process	12	707
	115,237	121,082
Less accumulated depreciation	(26,679)	(20,954)

Property and equipment, net	$88,558	$100,128

Depreciation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $6.8 million, $6.3 million, and $3.3 million, respectively.

-F23-

7.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Amounts in thousands
Balance – January 1, 2007	$11,451
Additional investment in CTL	2,050
Foreign currency translation	757
Balance – December 31, 2007	$14,258
Additional investment in CTL	74
Impairment – CTL	(2,124)
Impairment – WMCK	(7,233)
Foreign currency translation	(961)
Balance – December 31, 2008	$4,014

In accordance with SFAS 142, the Company performs impairment tests of its goodwill on an annual basis or whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. During 2008, our casinos in Cripple Creek, Colorado and Central City, Colorado experienced a significant decline in gaming revenue. The Company deems this factor to be an indicator of potential impairment under the guidance set forth in SFAS 142. As a result, the Company performed interim goodwill impairment analyses of each Colorado operation as of September 30, 2008. The value of each operation was determined using the present value of future cash flows, which is dependent on a number of significant estimates including long-term revenue growth, each operation’s ability to manage operating expenses, expected operating margins of future operations and the discount rate used to calculate the present value of the cash flows. Based on the results of these analyses, it was determined that the net book value for each operation exceeded its respective estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of each operation and the fair value of its respective identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value at either property attributable to goodwill. Accordingly, the Company wrote-off the entire goodwill balance for each operation and recognized goodwill impairment charges in the aggregate of $9.3 million in the consolidated statement of operations.

-F24-

8.           LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consists of the following:

Amounts in thousands	2008	2007
Term Loan – Edmonton	$15,050	$20,144
Term Loan – Cripple Creek	4,255	10,834
Term Loan – Central City	17,600	19,800
Other	458	781

Total long-term debt	37,363	51,559
Less current portion	(8,862)	(4,054)
Long-term portion	$28,501	$47,505

Term Loan - Edmonton

On September 23, 2005, CRA agreed to the terms of a $20.1 million (CAD 20.0 million) credit facility with Canadian Western Bank (“CWB”) for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility, originally structured as a construction loan, converted to a 60-month mortgage (“Mortgage”) on December 20, 2007. The Mortgage matures on December 31, 2012. Prior to December 31, 2012, CRA will be able to renegotiate the Mortgage for an additional one to five year term. The Mortgage bears interest at 7.0%. Monthly principal and interest payments on the Mortgage are based on a 10-year amortization and are payable on the last day of each month. Under the terms of the Mortgage, CRA is subject to various reporting requirements, a minimum equity requirement of CAD 11.3 million (approximately $9.2 million) and is required to maintain a minimum Cash Flow Coverage Ratio (as defined in the Mortgage) of 1.20.

During 2008, the Company met all financial covenant terms related to this agreement except the minimum Cash Flow Coverage Ratio covenant. The Company received a written waiver from the Bank related to this covenant in exchange for approximately $0.1 million.

The Mortgage is secured by the assets of CRA and guaranteed by the Company. CRA may elect to prepay up to 10%, or $1.6 million (CAD 2.0 million), of the original principal amount of the Mortgage annually without penalty or bonus. The principal balance outstanding under the Mortgage as of December 31, 2008 was $15.1 million, of which $13.8 million is considered long-term debt in the accompanying December 31, 2008 consolidated balance sheet.

The Company has three non-interest bearing stand-by letter of credit agreements totaling $0.1 million with CWB. These letters of credit have no maturity date and are cancelable upon written notice by CRA. CRA will incur a 1% charge for each year the letters of credit are outstanding. Two of the letters of credit guarantee to the City of Edmonton, Alberta, Canada the completion of certain landscaping requirements at the casino. The third letter of credit is required by the AGLC for CRA’s liquor ordering system. As of December 31, 2008, there were no balances outstanding under these letters of credit.

-F25-

Term Loan – Cripple Creek

On April 21, 2000, the Company and Wells Fargo Bank (the “Bank”) entered into an Amended and Restated Credit Agreement which provided the Company with an original aggregate borrowing commitment from the Bank under a Revolving Line of Credit Facility (“Womacks RCF”) of $26 million. On November 6, 2008, the Company entered into a Second Amended and Restated Credit Agreement with the Bank (“Amended Womacks Agreement”). The Amended Womacks Agreement converted the Womacks RCF to a 44-month term loan facility requiring monthly principal repayments of $0.1 million beginning on December 1, 2008 through maturity (July 1, 2012). Interest on the Amended Womacks Agreement is variable based on the Bank’s prime interest rate plus 5.5% (8.75% as of December 31, 2008). The payment of 3.0% of this interest rate is deferred until maturity. Excluding the amortization of deferred financing charges, the effective rate on the borrowings under the Amended Womacks Agreement was 6.5%, 8.3% and 9.8% for 2008, 2007 and 2006, respectively. The Amended Womacks Agreement is guaranteed by the Company and permits the Company to enter into a management agreement with Womacks, subject to certain limitations. In addition to the Company’s guarantee, the loan is collateralized by a deed of trust and a security agreement with assignments of lease, rents and furniture, fixtures and equipment of Womacks property.

The Amended Womacks Agreement includes certain restrictive covenants on financial ratios of WMCK and the Company. The most significant covenants include i) a maximum leverage ratio for WMCK of no greater than 2.00 to 1.00, ii) a maximum leverage ratio for the Company of no greater than 4.00 to 1.00 and iii) an adjusted fixed charge coverage ratio of no less than 1.10 to 1.00. In the event that WMCK does not comply with these restrictive covenants, the Company has the ability to make a cash payment to reduce the principal balance outstanding under the Amended Womacks Agreement within 45 days following the end of the period to which the covenant applies. On February 13, 2009, the Company made a $1.0 million payment to ensure compliance with the restrictive covenants on the financial ratios of WMCK as of December 31, 2008. The Company was in compliance with the restrictive covenants on the financial ratios of WMCK as of December 31, 2007.

The principal balance outstanding under the Amended Womacks Agreement as of December 31, 2008 was $4.3 million. In connection with the Company’s sale of its interest in CCA, the Company has pledged to repay the entire balance outstanding under the Amended Womacks Agreement. Accordingly, the entire $4.3 million balance is considered current in the accompanying December 31, 2008 consolidated balance sheet.

Term Loan – Central City

On November 21, 2005, CTL entered into a $35 million loan agreement, which has since been amended (“Amended Tollgate Agreement”), with the Bank and a syndicate of institutional lenders for the development of the Century Casino & Hotel in Central City, Colorado. The Amended Tollgate Agreement consists of a $32.5 million term loan which matures on November 22, 2011. Upon closing, CTL incurred a facility fee of $1.1 million payable to the Bank, which was satisfied from the proceeds of the loan. The Amended Tollgate Agreement is secured by all of CTL’s assets and is guaranteed by the Company. The amount outstanding under the Amended Tollgate Agreement is subject to monthly reductions of $0.2 million. The Company has the ability to set the interest rate of the loan based on one of the following options:

a.	Bank’s Prime Rate + 6.5%; or
b.	The greater of 3.75% or the 30-day LIBOR rate + 6.5%; or
c.	The greater of 3.75% or the 90-day LIBOR rate + 6.5%.

-F26-

The Company can elect to convert the interest rate of the loan on three business days notice. As of December 31, 2008, the interest rate on the loan is 9.75%. The Company also is charged a service fee of 0.5% on the total outstanding balance, payable monthly. Excluding the amortization of deferred financing charges, the effective rate on the borrowings under the Amended Tollgate Agreement was 8.9%, 10.5% and 12.8% for 2008, 2007 and 2006, respectively.

The Amended Tollgate Agreement is subject to various reporting requirements and various financial covenants, the most significant being Senior Leverage Ratio, Adjusted Fixed Charge Coverage, Limitation on Indebtedness and Restriction on Distributions. In the event that CTL does not comply with these restrictive covenants, the Company has the ability to make a cash payment to reduce the principal balance outstanding under the Amended Tollgate Agreement within 45 days following the end of the period to which the covenant applies. On February 13, 2009, the Company made a $0.8 million payment to ensure compliance with the restrictive covenants on the financial ratios of CTL as of December 31, 2008. The Company was in compliance with the restrictive covenants on the financial ratios of CTL contained in the Amended Tollgate Agreement as of December 31, 2007.

During 2008, the Company met all financial covenant terms related to this agreement except the adjusted fixed charge coverage (“AFCC”) ratio covenant. The Company received written waivers from the Bank related to this covenant in exchange for approximately $0.3 million.

The Amended Tollgate Agreement is also subject to a prepayment fee, currently at 6.0%, which decreases annually. During 2007, the Company made early repayments of $12.1 million of principal. CTL incurred prepayment charges of $0.3 million relating to these early repayments. The prepayment charges have been classified as a component of other long-term accrued liabilities on the December 31, 2008 consolidated balance sheet. These charges will be payable on the maturity of the Amended Tollgate Agreement. The principal balance outstanding under the Amended Tollgate Agreement as of December 31, 2008 was $17.6 million, of which $14.4 million is considered long-term debt in the accompanying December 31, 2008 consolidated balance sheet.

The Company’s remaining debt at December 31, 2008 consists of a short-term note for Womacks and capital leases at the Edmonton property.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Amounts in thousands	2008	2007
Deferred financing charges – current	$540	$399
Deferred financing charges – long-term	1,026	1,463
Total	$1,566	$1,862

Amortization expense relating to these deferred financing charges for the years ended December 31, 2008, 2007, and 2006 totaled $0.4 million, $0.5 million and $0.2 million, respectively. In 2006, the Company capitalized approximately $0.3 million of deferred financing charges towards the construction of our new casinos in Central City and Edmonton.

-F27-

The consolidated weighted average interest rate on all borrowings for the Company’s continuing operations was 7.8%, 9.4%, and 8.7% for the years ended December 31, 2008, 2007 and 2006, respectively, excluding the amortization of deferred financing charges and one-time charges of $0.4 million for bank waivers.

As of December 31, 2008 scheduled maturities of all long-term debt are as follows:

Amounts in thousands
Year ending December 31,	Amount
2009	$8,862
2010	3,886
2011	13,597
2012	11,018
Total	$37,363

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are composed of the following at December 31, 2008 and 2007:

Amounts in thousands	2008	2007

Accounts payable	$1,076	$1,746
Accrued property taxes	1,394	1,602
Accrued commissions (AGLC)	725	1,057
Other accrued liabilities	2,529	2,606
Total	$5,724	$7,011

10.	SHAREHOLDERS’ EQUITY

In March 2008, the Company issued 207,000 new shares of its common stock, at an exercise price of $2.93 per share, for stock options exercised in cash by an officer of the Company. In June 2008, the Company issued 20,000 new shares of its common stock for stock options exercised in cash by an independent director of the Company at an exercise price of $3.26 per share.

In July 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. In October 2007, the Company issued 100,000 new shares of its common stock for stock options exercised in cash at an exercise price of $2.93 per share.

In March 2000, the Company’s board of directors approved a discretionary program to repurchase up to $5.0 million of the Company’s outstanding common stock. The Company did not purchase any shares of its common stock on the open market in 2008 or 2007. The total remaining authorization under the repurchase program was $1.2 million as of December 31, 2008. The repurchase program has no set expiration or termination date.

There were 11,376 shares in treasury as of December 31, 2008, at an average cost per share of $2.26. The Company reissued 153,000 shares of treasury stock in 2007 for stock options exercised in cash, 28,000 of which were to satisfy directors’ options.

-F28-

The Company has not declared or paid any dividends, and it does not presently intend to do so. At the present time, the Company intends to use any earnings that may be generated to finance the growth of its business. In addition, the Company’s credit facilities currently limit the payment of dividends.

The Company does not have any minimum capital requirements related to its status as a U.S. corporation in the state of Delaware.

11.	STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994, which expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2008, the Company has granted, under the EEIP and the 2005 Plan shares of restricted common stock, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have six-month, one-year, two-year or four-year vesting periods. Through December 31, 2008, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

As of December 31, 2008, there were 1,291,530 options outstanding to employees of the Company, of which 891,710 options were issued under the EEIP and 399,820 options were issued under the 2005 Plan.

The fair value of options granted under the Company’s stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Weighted-average risk-free interest rate	1.94% - 2.08%	4.99%	-
Weighted-average expected life	5.25 yrs	6.25 yrs	-
Weighted-average expected volatility	61.7%	47.5%	-
Weighted-average expected dividends	$ 0	$ 0	-

-F29-

The weighted-average fair value of options granted under the 2005 Plan was $0.54 in 2008 and $4.87 in 2007. A total of 347,320 options and 60,000 options were granted to employees under the 2005 Plan in 2008 and 2007, respectively. No options were granted to employees under the 2005 Plan in 2006.

Transactions regarding the Company’s stock-based compensation plans are as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Employee Stock Options:
Outstanding at January 1,	1,161,210	$3.19	1,368,710	$2.98	1,986,210	$2.33
Granted	347,320	0.98	60,000	9.00	-	-
Exercised	(207,000)	2.93	(225,000)	2.79	(607,500)	0.78
Cancelled or forfeited	(10,000)	2.93	(42,500)	6.80	(10,000)	7.68
Outstanding at December 31,	1,291,530	$2.64	1,161,210	$3.19	1,368,710	$2.98
Options exercisable at December 31,	896,960	$2.95	589,226	$2.91	419,614	$2.85
Intrinsic Value of Options (in millions):
Outstanding	$-		$3.8		$11.2
Exercisable	$-		$2.1		$3.5

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.02, $6.44 and $11.16 as of the last trading day of 2008, 2007 and 2006, respectively, and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

The weighted-average contractual life for options outstanding to employees at December 31, 2008 is 6.4 years.

Additionally, independent directors of the Company have been issued the following options under the 2005 Plan since January 1, 2006:

		Exercise
	Shares	Price

2007:
July 3	25,000	9.00

2008:
November 19	10,000	1.00
November 20	10,752	0.93

There were no options issued to independent directors of the Company during 2006. As of December 31, 2008, there were 61,752 options outstanding to independent directors of the Company with a weighted average exercise price of $4.81.

-F30-

For the years ended December 31, 2008, 2007 and 2006, the Company recorded $0.1 million, $0.2 million and $0.4 million, respectively, for stock-based compensation expense related to stock option grants made in prior years that vested during the year. This amount is included in general and administrative expense.

At December 31, 2008, there was $0.3 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized. Of this amount, $0.2 million will be recognized during 2009, and $0.1 million will be recognized in subsequent years through 2011.

SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2008, 2007, and 2006, less than $0.1 million, $0.2 million and $0.4 million, respectively, of such excess tax benefits were classified as financing cash flows.

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. For the years ended December 31, 2008 and 2007, compensation expense related to restricted stock awards totaled $1.3 million and $0.7 million, respectively. At December 31, 2008, there was $1.6 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Of this amount, $0.9 million will be recognized in 2009 and $0.7 million will be recognized in subsequent years through 2011.

The table below summarizes unvested restricted stock awards for the years ended December 31, 2008 and 2007:

	2008		2007
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at January 1,	400,000	$9.00	-	$-
Granted	-	-	400,000	9.00
Vested	(40,000)	9.00	-	-
Forfeited	-	-	-	-
Unvested at December 31,	360,000	$9.00	400,000	$9.00

The impact of the amortization of all the Company’s equity awards to both basic and diluted earnings per share was $0.06, $0.02, and $0.01 for the years ended December 31, 2008, 2007 and 2006, respectively. There was no capitalized stock-based compensation expense.

-F31-

12.	IMPAIRMENTS AND OTHER WRITE-OFFS

Impairments and other write-offs consist of the following:

Amounts in thousands	For the Year Ended December 31,
	2008	2007	2006
Write-off of property held for sale	$-	$-	$389
Goodwill impairments	9,357	-	-
Write-down (recovery) of property and equipment	-	(158)	567
Other	-	63	-
Total Impairments and Other Write-Offs	$9,357	$(95)	$956

Write-off of property held for sale

In 2006, the Company wrote off non-operating casino property and land held for sale located in Wells, Nevada.

Goodwill impairments

In 2008, in accordance with SFAS 142, the Company recorded goodwill impairments of $7.2 million for WMCK and $2.1 million for CTL (see Note 7).

Write-down of property and equipment

For the year ended December 31, 2006, the Company’s subsidiary, CTL, wrote off approximately $0.6 million of fixed assets that were deemed obsolete. In 2007, the vendor who sold these assets to the Company replaced approximately $0.2 million of these obsolete assets.

Other

For the year ended December 31, 2007, the Company recorded $0.1 million in losses primarily associated with thefts at certain of the Company’s properties.

-F32-

13.	INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations is summarized as follows:

Amounts in thousands	2008	2007	2006
U.S. Federal – Current	$738	$(1,280)	$(852)
U.S. Federal – Deferred	2,257	73	(121)
Provision (benefit) for U.S. federal income taxes	2,995	(1,207)	(973)

State – Current	104	(183)	(122)
State – Deferred	307	10	(16)
Provision (benefit) for state income taxes	411	(173)	(138)

Foreign – Current	441	(446)	(436)
Foreign – Deferred	213	788	83
Provision (benefit) for foreign income taxes	654	342	(353)
Total provision (benefit) for income taxes	$4,060	$(1,038)	$(1,464)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:
	2008	2007	2006
U.S. Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(3.7%)	23.6%	109.2%
State income tax (net of federal benefit)	1.0%	7.8%	9.0%
Effect of stock option exercises	0.2%	13.0%	13.9%
Goodwill impairments	(40.5%)	-	-
Valuation allowance	(27.2%)	-	-
Permanent and other items	6.8%	(12.7%)	(25.9%)
Total effective income tax rate	(29.4%)	65.7%	140.2%

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $3.8 million resulting from net operating losses in the U.S. were fully reserved during 2008.

In accordance with SFAS 109, “Accounting for Income Taxes”, the Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
•	Accumulation of net income before tax utilizing a look-back period of three years.

-F33-

The Company’s deferred incomes taxes at December 31, 2008 and 2007 are summarized as follows:

Amounts in thousands Deferred tax assets (liabilities) – U.S. federal and state:	2008	2007
Deferred tax (liabilities) – non-current:
Amortization of goodwill for tax	$-	$(1,320)
Other	(178)	(45)
Total deferred tax (liabilities) – non-current	(178)	(1,365)

Deferred tax assets – non-current:
Amortization of goodwill for tax	516	-
Property and equipment	559	399
NOL carryforward	1,327	2,919
Write-down of non-operating casino property	325	325
Excess tax benefits from stock-based payment arrangements	230	608
FAS 123R stock amortization	810	309
Other	125	123
Total deferred tax assets – non-current	3,892	4,683
Valuation allowance	(3,714)	-
Net deferred tax assets – non-current	-	3,318

Prepaid expenses – current	(122)	(161)
Accrued liabilities and other – current	166	156
Net deferred tax assets (liabilities) – current	44	(5)
Valuation allowance	(44)	-
Total deferred tax assets – U.S. federal and state	$-	$3,313

Deferred tax assets (liabilities) – foreign:
Deferred tax (liabilities) – non-current:
Property and equipment	$(643)	$(1,143)
Deferred tax assets – non-current:
NOL carryforward	216	-
Accrued liabilities and other	-	1,666
Total deferred tax assets – non-current	216	1,666
Net deferred tax (liabilities) assets – non-current	(427)	523

NOL carryforward – current	284	-
Accrued liabilities and other – current	21	85
Prepaid expenses – current	-	(47)
Net deferred tax assets – current	305	38
Total deferred tax (liabilities) assets – foreign	$(122)	$561
Net deferred tax (liabilities) assets	$(122)	$3,874

-F34-

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

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2005-2008
U.S. State – Colorado	2003-2008
Canada	2005-2008
South Africa	1999-2008

As a result of the implementation of FIN 48, the Company recognized a $0.1 million liability for unrecognized tax liabilities related to tax positions taken in prior periods, which is recorded as a component of other long-term accrued liabilities. This increase was accounted for as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company has since reduced this original liability to zero as it now believes that any previously recorded FIN 48 liability would be offset by its large U.S. net operating loss that has been fully reserved. During 2008, the Company recognized a $0.1 million liability for an unrecognized tax liability related to a foreign tax position, which is recorded as a component of taxes payable in the accompanying December 31, 2008 consolidated balance sheet.

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

-F35-

14.           (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 were computed as follows:

Amounts in thousands, except share data	2008	2007	2006

(Loss) earnings from continuing operations	$(17,934)	$(528)	$2,212
Earnings from discontinued operations	4,461	5,461	5,417
Net (loss) earnings	$(13,473)	$4,933	$7,629

Weighted average common shares	23,455,351	23,088,140	22,777,707
Dilutive effect of stock options and warrants	-	806,733	1,149,042
Dilutive potential common shares	23,455,351	23,894,873	23,926,749

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.10
Earnings from discontinued operations	0.19	0.23	0.23
Net (loss) earnings	$(0.57)	$0.21	$0.33

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(0.02)	$0.09
Earnings from discontinued operations	0.19	0.23	0.23
Net (loss) earnings	$(0.57)	$0.21	$0.32

The following shares of restricted stock, stock options and warrants are antidilutive and have not been included in the weighted average shares outstanding calculation:

	2008	2007	2006

Restricted stock	360,000	-	-
Stock options and warrants	1,353,282	85,000	25,000

-F36-

15.           GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas, excluding discontinued operations, as of and for the years ended December 31:

	Long-Lived Assets*
Amounts in thousands	2008	2007	2006

United States	$62,349	$75,782	$74,099

International:
Canada	$29,299	$37,419	$31,927
Europe	11,463	13,159	1,013
Total international	40,762	50,578	32,940
Total	$103,111	$126,360	$107,039
* Long-lived assets consist of property and equipment, goodwill and equity investment.

	Net Operating Revenue
Amounts in thousands	2008	2007	2006
United States	$28,685	$37,154	$24,889

International:
Canada	$21,956	$19,297	$2,325
Europe	2,401	2,592	2,989
Total international	24,357	21,889	5,314
Total	$53,042	$59,043	$30,203

16.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

Employee Benefit Plans – In March 1998, the Company adopted a 401(k) Savings and Retirement Plan (the “Plan”). The Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. The Company contributed less than $0.1 million to the Plan in each of 2008, 2007 and 2006. Effective December 1, 2008, the Company suspended matching contributions for the foreseeable future.

The Company also has a Deferred Compensation and Stock Option Plan (the “Deferred Comp Plan”) for certain key members of management and independent directors (“Participant”). The Deferred Comp Plan allows Participants to defer receipt of all or a portion of their compensation through April 30, 2009, with a minimum deferral of $3,000. Participants will receive the deferred compensation, plus 7.0% interest per annum, on or before June 30, 2009. In addition, Participants were granted stock options equivalent to the amount of compensation deferred divided by the NASDAQ closing price of the Company’s stock on the day the Participant elected to participate in the Deferred Comp Plan. Such stock options were issued in accordance with the 2005 Plan.

-F37-

Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense for these leases for the years ended December 31, 2008, 2007 and 2006 was $0.6 million, $0.6 million and $0.4 million, respectively.

The Company has an agreement to lease parking spaces from the City of Cripple Creek through 2010. Under the terms of this agreement, the Company may purchase the property for $3.3 million, less cumulative lease payments ($1.0 million through December 31, 2008), at any time during the lease term.

Following is a summary of operating lease commitments as of December 31, 2008:

Amounts in thousands
Year ending December 31,	Amount
2009	$341
2010	291
2011	237
2012	120
2013	47
Thereafter	2
Total	$1,038

Stock Redemption Requirement – Colorado gaming regulations require the disqualification of any stockholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any stockholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in its Certificate of Incorporation and having terms and conditions as are approved by the board of directors, or a combination thereof.

Gain on Sale of Gauteng Interest –  On September 28, 2006, the Company sold its interest in a casino development project located in Gauteng, South Africa for $5.3 million (ZAR 40.3 million), less commissions of $0.1 million (ZAR 1.3 million). The Company has recorded $5.2 million (ZAR 39.0 million) as a gain on sale of Guateng interest in the December 31, 2006 consolidated statement of operations.

Guarantee – As of December 31, 2008, the Company has issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with its listing on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any and all amounts incurred by Bank Austria as a result of claims or damages and lawsuits that an Austrian Depositary Certificate holder may raise or file against the Company.

-F38-

17.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Casino Consulting AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer. Included in the consolidated statements of earnings for the years ended December 31, 2008, 2007 and 2006 are cumulative charges from Flyfish and Focus of $0.7 million, $0.7 million and $0.5 million, respectively.

Erwin Haitzmann, Peter Hoetzinger and their respective family trusts/foundations collectively own 3.5% of CRL’s outstanding shares of common stock.

On January 14, 2009, the Company completed the sale of a parcel of land adjacent to the Company’s casino in Newcastle, South Africa (now a discontinued operation) for approximately $0.1 million (ZAR 1.3 million) to a company partially owned by the Chairman of the Board of CNEW (who is also a shareholder of CNEW).

18.           UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2008 and 2007 is as follows:

Amounts in thousands, except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2008
Net operating revenue	$13,530	$13,873	$13,964	$11,675
(Loss) earnings from operations	$(66)	$289	$(8,925)	$(555)
(Loss) earnings from continuing operations (1)	$(568)	$(164)	$(15,372)	$(1,830)
Net (loss) earnings	$541	$835	$(14,198)	$(651)
Basic (loss) earnings per share: (2)
(Loss) earnings from continuing operations	$(0.02)	$(0.01)	$(0.65)	$(0.08)
Net (loss) earnings	$0.02	$0.04	$(0.60)	$(0.03)
Diluted (loss) earnings per share: (2)
(Loss) earnings from continuing operations	$(0.02)	$(0.01)	$(0.65)	$(0.08)
Net (loss) earnings	$0.02	$0.04	$(0.60)	$(0.03)

-F39-

Amounts in thousands, except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2007
Net operating revenue	$13,430	$14,647	$16,596	$14,370
Earnings from operations	$640	$487	$1,047	$32
Earnings (loss) from continuing operations (3)	$589	$(50)	$187	$(1,254)
Net earnings	$1,542	$1,041	$1,949	$401
Basic earnings (loss) per share: (2)
Earnings (loss) from continuing operations	$0.03	$0.00	$0.01	$(0.05)
Net earnings	$0.07	$0.05	$0.08	$0.02
Diluted earnings (loss) per share: (2)
Earnings (loss) from continuing operations	$0.02	$0.00	$0.01	$(0.05)
Net earnings	$0.06	$0.04	$0.08	$0.02

(1)
During the 3rd quarter of 2008, the Company recorded goodwill impairments of $9.3 million related to its properties in Colorado and established a valuation allowance of approximately $6.0 million on its deferred tax assets. As of December 31, 2008, the Company has reserved approximately $3.8 million of deferred tax assets.

(2)	Sum of quarterly results may differ from annual results presented in the consolidated statement of earnings and Note 14, Earnings per Share, due to rounding.
(3)
In accordance with U.S. accounting standards, we recognized a $1.0 million charge ($0.6 million, net of taxes) to the income statement in the 4th quarter of 2007 for CTL’s losses previously applied against a $1.0 million note held by the former minority partner that we assumed in the purchase of the remaining 35% equity interest in CTL on December 31, 2007.

-F40-