Form 10-Q
period 2009-05-11
CENTURY CASINOS INC /CO/
filed 2009-05-11
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
23,884,067 shares of common stock, $0.01 par value per share, were outstanding as of April 30, 2009.

CENTURY CASINOS, INC.
FORM 10-Q INDEX

Item 1.   Condensed Consolidated Financial Statements (unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,417	$7,835
Receivables, net	1,229	426
Prepaid expenses	482	388
Inventories	217	170
Other current assets	592	583
Deferred income taxes – foreign	295	305
Assets held for sale	33,249	35,983
Total current assets	43,481	45,690

Property and Equipment, net	86,457	88,558
Goodwill	3,901	4,014
Equity Investment	8,893	10,539
Other Assets	1,102	1,205
Total assets	$143,834	$150,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,774	$8,862
Accounts payable and accrued liabilities	5,226	5,724
Accrued payroll	1,539	1,595
Taxes payable	1,666	1,340
Liabilities related to assets held for sale	9,740	10,770
Total current liabilities	24,945	28,291

Long-Term Debt, less current portion	26,949	28,501
Deferred Income Taxes – Foreign	631	427
Other Long-Term Accrued Liabilities	303	303
Total liabilities	52,828	57,522

Commitments and Contingencies

Shareholders’ Equity:
Minority Interest	4,740	4,711
Preferred stock; $.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
23,895,443 shares issued; 23,884,067 shares outstanding	239	239
Additional paid-in capital	73,709	73,360
Accumulated other comprehensive losses	(7,348)	(5,147)
Retained earnings	19,692	19,347
	91,032	92,510
Treasury stock – 11,376 shares at cost	(26)	(26)
Total shareholders’ equity	91,006	92,484
Total Liabilities and Shareholder’s Equity	$143,834	$150,006

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for share information	2009	2008
Operating revenue:
Gaming	$11,472	$12,974
Hotel, food and beverage	1,899	2,084
Other	409	453
Gross revenues	13,780	15,511
Less promotional allowances	1,781	1,981
Net operating revenue	11,999	13,530

Operating costs and expenses:
Gaming	4,469	5,392
Hotel, food and beverage	1,540	1,728
General and administrative	4,331	5,267
Depreciation	1,572	1,669

Total operating costs and expenses	11,912	14,056

Earnings from equity investment	89	460
Operating earnings (loss) from continuing operations	176	(66)
Non-operating income (expense):
Interest income	9	12
Interest expense	(900)	(1,233)
(Losses) gains on foreign currency transactions	(525)	119
Non-operating (expense), net	(1,416)	(1,102)
Loss from continuing operations before income taxes and minority interest	(1,240)	(1,168)
Income tax provision (benefit)	219	(645)
Loss from continuing operations before minority interest	(1,459)	(523)
Minority interest in subsidiary earnings	(14)	(45)
Loss from continuing operations	$(1,473)	$(568)

Discontinued operations:
Earnings from discontinued operations	1,204	1,382
Gain on disposition of Century Casino Millennium	877	-
Provision for income taxes	263	273
Earnings from discontinued operations	1,818	1,109
Net earnings	$345	$541

See notes to condensed consolidated financial statements.

-Continued on following page-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - CONTINUED

	For the three months ended March 31,
	2009	2008
Basic earnings per share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings from discontinued operations	0.08	0.04
Net earnings	$0.01	$0.02

Diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings from discontinued operations	0.08	0.04
Net earnings	$0.01	$0.02

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months ended March 31,

Amounts in thousands	2009	2008

Net earnings	$345	$541
Foreign currency translation adjustments	(2,201)	(3,683)
Comprehensive loss	$(1,856)	$(3,142)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,

Amounts in thousands	2009	2008

Cash Flows from Operating Activities:
Net earnings	$345	$541

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,572	2,265
Gain on disposition of Century Casino Millennium	(877)	-
Gain on disposition of fixed assets	(25)	-
Amortization of share-based compensation	349	348
Amortization of deferred financing costs	147	137
Deferred tax expense	268	(824)
Minority interest in subsidiary earnings (losses)	98	111
Earnings from unconsolidated subsidiary	(89)	(460)
Other	-	(3)
Excess tax benefits from stock-based payment arrangements	-	(24)
Changes in operating assets and liabilities:
Receivables	7	(49)
Prepaid expenses and other assets	(170)	18
Accounts payable and accrued liabilities	(511)	354
Accrued payroll	(3)	(62)
Taxes payable	521	179

Net cash provided by operating activities	1,632	2,531

Cash Flows from Investing Activities:
Purchases of property and equipment	(237)	(1,160)
Proceeds from disposition of Century Casino Millennium	1,391	-
Proceeds from disposition of assets	176	158
Other	(12)	-

Net cash provided by (used in) investing activities	1,318	(1,002)

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED

	For the three months ended March 31,
Amounts in thousands	2009	2008
Cash Flows from Financing Activities:
Proceeds from borrowings	$72	$4,125
Principal repayments	(3,718)	(10,149)
Excess tax benefits from stock-based payment arrangements	-	24
Deferred financing charges	(2)	(7)
Proceeds from exercise of options	-	607

Net cash used in financing activities	(3,648)	(5,400)

Effect of Exchange Rate Changes on Cash	(123)	(850)

Decrease in Cash and Cash Equivalents	(821)	(4,721)

Decrease in Cash and Cash Equivalents related to Discontinued Operations	403	2,714

Cash and Cash Equivalents at Beginning of Period	7,835	11,742

Cash and Cash Equivalents at End of Period	$7,417	$9,735

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the three months ended March 31,
	2009	2008
Interest paid	$965	$1,212
Income taxes paid	$5	$4

Supplemental Disclosure of Non-Cash Financing Activities:

Please refer to Note 3 to the Company’s condensed consolidated financial statements for details of the Company’s recent dispositions.

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2009, the Company owned and/or managed casino operations in North America, South Africa  and international waters through various entities that are wholly owned or in which the Company has a majority ownership position. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (”CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other projects in various stages of development. See Note 3 for a discussion of the Company’s discontinued operations. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of CCI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2008 financial information in order to conform to the 2009 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

	March 31, 2009	December 31, 2008	March 31, 2008
Canadian dollar (CAD)	1.2602	1.2246	1.0279
Czech koruna (CZK)	20.6350	19.2550	15.9860
Euros (€)	0.75416	0.7184	0.6328
Polish zloty (PLN)	3.4957	2.9709	2.2278
South African rand (ZAR)	9.5325	9.3410	8.1450
Source: Pacific Exchange Rate Service

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 2007, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard (“SFAS”) 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of March 31, 2009 and December 31, 2008, noncontrolling interests of $4.7 million have been classified as a component of Shareholders’ Equity in the accompanying condensed consolidated balance sheets. Earnings per share has not been affected as a result of the adoption of SFAS 160.

3.           DISCONTINUED OPERATIONS

On December 5, 2008, the Company entered into an agreement to sell the Century Casino Millennium in Prague, Czech Republic for approximately $2.2 million (CZK 22.0 million plus $1.2 million).  Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to the Company at closing on February 11, 2009. The balance is payable over the 12–month period following the closing.  As of March 31, 2009, the Company has recorded $0.8 million as a component of Receivables, net on the accompanying condensed consolidated balance sheet.  For the three months ended March 31, 2009, the Company recorded a gain of $0.9 million relating to the disposition of the Century Casino Millennium.

On December 19, 2008, Century Resorts Ltd entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $48.3 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $37.5 million) and are payable at closing, which is expected to occur towards the end of the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, South Africa. On April 24, 2009, the Competition Tribunal of South Africa approved the transaction. The closing of the transaction is still subject to approval by the Western Cape Gambling and Racing Board and the KwaZulu-Natal Gambling Board.

The results of the Century Casino Millennium, the Caledon Hotel, Spa & Casino and the Century Casino & Hotel in Newcastle are classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented, as applicable. Net operating revenue of discontinued operations was $5.3 million and $7.5 million for the three months ended March 31, 2009 and 2008, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. The Company’s discontinued operations had a combined carrying value of approximately $23.5 million at March 31, 2009 and $25.2 million at December 31, 2008. The decrease in carrying value is primarily due to the disposition of the Century Casino Millennium on February 11, 2009.

The following table summarizes the assets and liabilities of discontinued operations as of March 31, 2009 and December 31, 2008 which are included as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets:

Amounts in thousands	March 31. 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,061	$1,464
Restricted cash	-	104
Receivables, net	290	278
Prepaid expenses	295	287
Inventories	167	244
Other current assets	21	21
Total current assets	1,834	2,398

Property and equipment, net	21,807	22,650
Goodwill	690	704
Casino licenses	8,201	8,356
Deferred income taxes – foreign	696	764
Other assets	21	1,111
Total Assets	$33,249	$35,983

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$3,492	$3,405
Accounts payable and accrued liabilities	1,872	2,076
Accrued payroll	377	453
Taxes payable	886	1,035
Total current liabilities	6,627	6,969

Long-term debt, less current portion	3,113	3,801
Total Liabilities	9,740	10,770
Net Assets	$23,509	$25,213

4.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL:

Amounts in thousands	As of March 31, 2009	As of December 31, 2008
Balance Sheet:
Current assets	$3,534	$3,208
Noncurrent assets	$13,215	$16,751
Current liabilities	$10,289	$10,530
Noncurrent liabilities	$3,251	$3,842

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Operating Results:
Net operating revenue	$9,796	$16,277
Net earnings	$267	$1,380

The Company’s maximum exposure to losses at March 31, 2009 is $8.9 million, the value of its equity investment in CPL. Of the $8.9 million, $7.3 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

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

Members of the Company’s casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 include the following:

	For the three months ended March 31,
Amounts in thousands	2009	2008
Hotel, Food & Beverage	$727	$688
Free Plays or Coupons	609	772
Player Points	445	521
Total Promotional Allowances	$1,781	$1,981

6.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $4.2 million resulting from the Company’s net operating losses in the U.S. are fully reserved as of March 31, 2009.

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax benefit consists of the following:

	For the three months ended March 31,
Amounts in thousands	2009	2008
Provision for U.S. federal income taxes	$14	$(788)
Provision for state income taxes	-	(113)
Provision for foreign income taxes	205	256
Total provision (benefit) for income taxes	$219	$(645)

The Company’s income tax benefit by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months ended March 31, 2009			For the three months ended March 31, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$796	$221	27.8%	$722	$228	31.6%
United States	(1,460)	14	(1.0%)	(2,985)	(901)	30.2%
Mauritius	(769)	(23)	3.0%	745	22	3.0%
Austria	84	7	8.3%	(258)	6	(2.3%)
Poland	109	-	-%	608	-	-%
Total	$(1,240)	$219	(17.7%)	$(1,168)	$(645)	55.2%

7.           EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards.  Basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 were computed as follows:

Amounts in thousands, except for share and per share information	For the three months ended March 31,
	2009	2008

Loss from continuing operations	$(1,473)	$(568)
Earnings from discontinued operations	1,818	1,109
Net earnings	$345	$541

Weighted average common shares	23,524,067	23,302,562
Dilutive effect of stock options and warrants	197,155	329,514
Dilutive potential common shares	23,721,222	23,632,076

Basic (Loss) Earnings Per Share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings from discontinued operations	0.08	0.04
Net earnings	$0.01	$0.02

Diluted (Loss) Earnings Per Share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings from discontinued operations	0.08	0.04
Net earnings	$0.01	$0.02

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:
	For the three months ended March 31,
	2009	2008
Stock options and warrants	936,710	77,500
Unvested restricted stock	-	400,000

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	March 31, 2009	December 31, 2008

United States	$61,341	$62,349

International:
Canada	$28,183	$29,299
Europe	9,158	10,836
International waters	569	627
Total international	37,910	40,762
Total	$99,251	$103,111
* Long-lived assets consist of property and equipment, goodwill and equity investment from continuing operations.

	Net Operating Revenue
	For the three months ended December 31,
Amounts in thousands	2009	2008
United States	$6,735	$7,290

International:
Canada	$4,796	$5,557
International waters	468	683
Total international	5,264	6,240
Total	$11,999	$13,530

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the sections entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We caution the reader to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date on which such statements are made.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We currently own, operate and manage the following casinos through either wholly-owned or majority-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado;
-	The Century Casino & Hotel in Central City, Colorado;
-	The Caledon Hotel, Spa & Casino near Cape Town, South Africa; and
-	The Century Casino & Hotel in Newcastle, South Africa.

We also operate ship-based casinos aboard the Silver Cloud and the vessels of Oceania Cruises. Effective October 16, 2008, we terminated operations aboard the World of Residensea. On November 24, 2008, we entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI Cruises”), a joint venture between Royal Caribbean Cruise Line and German tour operator, TUI Reisen, under which we have agreed to operate casinos on all cruise ships that TUI Cruises places into service before December 31, 2012. The first vessel is anticipated to go into service in May 2009.

Furthermore, we hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long term decision making is controlled by a supervisory board consisting of three persons. As we are the only shareholder with experience in the gaming industry, we chair both the management board and the supervisory board. No material decisions can be made without our consent, including the removal of the chairman of each board. Based on this influence, management believes that it is appropriate to account for our investment in CPL as a component of our operations.

From time to time, we may sell existing businesses in order to raise capital for future acquisitions, fund new development opportunities or to improve other locations. On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium located in Prague, Czech Republic, for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009. The balance is payable over the 12 months following the closing. For the three months ended March 31, 2009, we recognized a gain of $0.9 million related to the disposition of the Century Casino Millennium.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $48.3 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $37.5 million) and are payable at closing, which is expected to occur towards the end of the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. On April 24, 2009, the Competition Tribunal of South Africa approved the transaction. The closing of the transaction is still subject to approval by the Western Cape Gambling and Racing Board and the KwaZulu-Natal Gambling Board.

Unless otherwise indicated, the information contained in this report refers to the Company’s continuing operations.  The operations of the Century Casino Millennium and CCA are reported as discontinued operations throughout this report.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Management believes that in Colorado, less consumer discretionary spending and increased competition have significantly impacted our operations.

Beginning July 2, 2009, gaming establishments in Colorado will be permitted to raise the maximum betting limit from $5 to $100, be open for 24-hours and add roulette and craps tables. While management currently cannot project the estimated impact of this change, we believe that our gaming revenues in Cripple Creek, Colorado and Central City, Colorado will be positively impacted.

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

	For the three months ended March 31,
	2009	2008
Canadian dollar (CAD)	1.2453	1.0046
Czech koruna (CZK)	21.1428	17.0697
Euros (€)	0.7673	0.6678
Polish zloty (PLN)	3.4565	2.3871
South African rand (ZAR)	9.9432	7.5502
Source: Pacific Exchange Rate Service

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2009 and 2008 are below (in thousands):

	For the three months ended March 31,
	2009	2008

Gaming revenue	$11,472	$12,974
Net operating revenue	11,999	13,530
Total operating costs and expenses	11,912	14,056
Earnings from equity investment	89	460
Operating earnings (loss) from continuing operations	176	(66)
Loss from continuing operations	(1,473)	(568)
Earnings from discontinued operations	1,818	1,109
Net earnings	345	541
Earnings per share
Basic
Loss from continuing operations	(0.07)	(0.02)
Net earnings	0.01	0.02
Diluted
Loss from continuing operations	(0.07)	(0.02)
Net earnings	0.01	0.02

The decrease in net operating revenue from $13.5 million for the three months ended March 31, 2008 to $12.0 million for the three months ended March 31, 2009 is primarily the result of a $0.7 million decline in gaming revenue at our properties in Colorado, a $0.5 million decline in gaming revenue at our casino in Edmonton and a $0.2 million decline in hotel, food and beverage revenue at our casino in Edmonton. The average exchange rate between the U.S. dollar and Canadian dollar decreased 24.0% from the three months ended March 31, 2008 to the three months ended March 31,2009 and contributed to the decline in revenue at our casino in Edmonton.

The decrease in operating costs and expenses from $14.1 million for the three months ended March 31, 2008 to $11.9 million for the three months ended March 31, 2009 is primarily the result of a decrease in gaming expenses that are directly related to the decline in gaming revenue, a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 24.0% and a decline in general and administrative expenses resulting from cost saving measures.

The increase in losses from continuing operations from a loss of $0.6 million for the three months ended March 31, 2008 to a loss of $1.5 million for the three months ended March 31, 2009 was due to a decline of $0.4 million in earnings from our equity investment in CPL, additional foreign currency losses of $0.6 million and a decrease in tax benefits of $0.9 million as we have not recorded a tax benefit on our U.S. operating losses during the first quarter of 2009. These decreases were offset by a decrease in net interest charges of approximately $0.3 million and an increase in earnings from operations of $0.6 million resulting from cost saving measures.

Net operating revenue by property for the three months ended March 31, 2009 and 2008 is summarized below (in thousands):

	For the three months ended March 31, (1)
	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$4,796	$5,557
Womacks (Cripple Creek, Colorado)	2,572	2,882
Century Casino & Hotel (Central City, Colorado)	4,163	4,407
Cruise Ships	468	683
Casinos Poland (Poland)(2)	-	-
Corporate	-	1
Net operating revenue	$11,999	$13,530
(1)	Excludes discontinued operations
(2)	Accounted for as an equity investment.

Earnings (losses) from operations by property for the three months ended March 31, 2009 and 2008 are summarized below (in thousands):

	For the three months ended March 31, (1)
	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,476	$1,557
Womacks (Cripple Creek, Colorado)	98	(134)
Century Casino & Hotel (Central City, Colorado)	312	81
Cruise Ships	-	84
Casinos Poland (Poland)(2)	89	460
Corporate	(1,799)	(2,114)
Earnings (loss) from operations	$176	$(66)
(1)	Excludes discontinued operations
(2)	Accounted for as an equity investment.

Three months ended March 31, 2009 vs 2008

Revenue

The following revenue discussion excludes discontinued operations. Net operating revenue for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended March 31,
	2009	2008	Variance	Percentage Variance

Gaming	$11,472	$12,974	$(1,502)	(11.6%)
Hotel, food and beverage	1,899	2,084	(185)	(8.9%)
Other	409	453	(44)	(9.7%)
Gross revenue	13,780	15,511	(1,731)	(11.2%)
Less promotional allowances	1,781	1,981	200	(10.1%)
Net operating revenue	$11,999	$13,530	$(1,531)	(11.3%)

Gaming revenue

Gaming revenue decreased by $1.5 million, or 11.6%, from $13.0 million for the three months ended March 31, 2008 to $11.5 million for the three months ended March 31, 2009. Reduced revenue at all of our properties contributed to this decline, as discussed below.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $0.5 million, or 13.3%, from $4.1 million for the three months ended March 31, 2008 to $3.6 million for the three months ended March 31, 2009, primarily resulting from a 24.0% decline in the average exchange rate between the U.S. dollar and Canadian dollar compared to the average exchange rate for the three months ended March 31, 2008. Gaming revenue in Canadian dollars increased by CAD 0.3 million, or 7.4%, from CAD 4.1 million for the three months ended March 31, 2008 to CAD 4.4 million for the three months ended March 31, 2009. This increase is the result of an increase of 15.7% in table revenue and an increase in slot revenue of 1.5%.

Gaming revenue at Womacks in Cripple Creek decreased by $0.5 million, or 13.8%, from $3.4 million for the three months ended March 31, 2008 to $2.9 million for the three months ended March 31, 2009. Management believes that the opening of a larger casino in Cripple Creek in May 2008 has impacted our revenue. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation has upgraded the gaming floor and dining area, but may have inconvenienced customers and led them to gamble elsewhere. We are currently reviewing various marketing and other strategies to increase gaming revenue at Womacks. Womacks has continued the effort to improve its customers’ experience by converting 100% of the total machines on the floor to Ticket in/Ticket out devices. The Cripple Creek gaming market grew by 4.6% from the three months ended March 31, 2008 to the three months ended March 31, 2009 as a result of the opening of a larger casino in May 2008.   Our market share of the Cripple Creek gaming revenue declined from 10.8% for the first quarter of 2008 to 8.8% for the first quarter of 2009.  This represents an 18.5% decrease in the market share while our share of the slot machines in the Cripple Creek market declined by 19.7%.

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.3 million, or 5.7%, from $4.8 million for the three months ended March 31, 2008 to $4.5 million for the three months ended March 31, 2009. Management believes that gaming revenue was negatively impacted by a 9.5% decline in the Central City gaming market for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, which can be attributed to a decline in consumer discretionary spending. Our market share of the Central City gaming revenue increased from 28.2% for the first quarter of 2008 to 29.3% for the first quarter of 2009.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.2 million, or 32.7%, from $0.7 million for the three months ended March 31, 2008 to $0.5 million for the three months ended March 31, 2009. Management believes that reduced occupancy levels on the ships can be attributed to the general downturn in the global economy which also led casino guests to spend less per visit; however management believes that a 10% increase in passenger visitation to the casino is attributable to targeted marketing efforts. Management believes that 30% fewer gaming days on the Silvercloud during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, negatively impacted our gaming revenue.

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.2 million, or 8.9%, from $2.1 million for the three months ended March 31, 2008 to $1.9 million for the three months ended March 31, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In U.S. dollars, hotel, food and beverage revenue at our casino in Edmonton decreased by $0.2 million, or 14.4%, from $1.2 million for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.1 million, or 6.4%, from CAD 1.2 million for the three months ended March 31, 2008 to CAD 1.3 million for the three months ended March 31, 2009.

Promotional allowances

Promotional allowances decreased by $0.2 million, or 10.1%, from $2.0 million for the three months ended March 31, 2008 to $1.8 million for the three months ended March 31, 2009. Promotional allowances decreased by $0.2 million at Womacks primarily due to one time costs incurred in 2008 for the implementation of an automated dispensing system used to track beverages and a decline in attendance at the casino during the first quarter of 2009. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended March 31,
	2009	2008	Variance	Percentage Variance

Gaming	$4,469	$5,392	$(923)	(17.1%)
Hotel, food and beverage	1,540	1,728	(188)	(10.9%)
General and administrative	4,331	5,267	(936)	(17.8%)
Depreciation	1,572	1,669	(97)	(5.8%)
Total operating costs and expenses	$11,912	$14,056	$(2,144)	(15.3%)

Gaming expenses

Gaming expenses decreased $0.9 million, or 17.1%, from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily due to a decrease in expenses at our Colorado casinos that are directly related to decreased gaming revenue and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.3 million, or 17.0%, from $1.6 million for the three months ended March 31, 2008 to $1.3 million for the three months ended March 31, 2009, due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, gaming expenses remained flat at CAD 1.6 million when comparing the first quarter of 2009 to the first quarter of 2008. There were no significant increases or decreases in gaming expenses period over period.

Gaming expenses at Womacks decreased $0.3 million, or 24.4%, from $1.3 million for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009. This decrease is primarily the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in royalties of $0.1 million and a decline in payroll expenses of $0.1 million.  As part of a plan to bring expenses in line with revenue levels, management has reduced gaming staff levels at the casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.2 million, or 10.2%, from $2.0 million for the three months ended March 31, 2008 to $1.8 million for the three months ended March 31, 2009, primarily due to a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue and a $0.1 million decrease in payroll expenses. As part of a plan to bring expenses back in line with revenue levels, management has reduced gaming staff levels at the casino.

Gaming expenses aboard the cruise ships on which we operate declined by $0.1 million, or 25.8%, from $0.5 million for the three months ended March 31, 2008 to $0.4 million for the three months ended March 31, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.2 million, or 10.9%, from $1.7 million for the three months ended March 31, 2008 to $1.5 million for the three months ended March 31, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar from the first quarter of 2008 to the first quarter of 2009. In U.S. dollars, hotel, food and beverage expenses at our casino in Edmonton decreased by $0.2 million, or 18.2%, from $0.9 million for the three months ended March 31, 2008 to $0.7 million for the three months ended March 31, 2009. In Canadian dollars, hotel, food and beverage expenses remained flat at CAD 0.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

General and administrative expenses

General and administrative expenses decreased $1.0 million, or 19.2%, from $5.3 million for the three months ended March 31, 2008 to $4.3 million for the three months ended March 31, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton decreased by $0.2 million, or 16.5%, from $1.2 million for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009, primarily due to the decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.1 million, or 4.8%, from CAD 1.2 million for the three months ended March 31, 2008 to CAD 1.3 million for the three months ended March 31, 2009, primarily due to an increase in utility charges.

General and administrative expenses at Womacks decreased by $0.2 million, or 22.9%, from $0.9 million for the three months ended March 31, 2008 to $0.7 million for the three months ended March 31, 2009, due to a $0.2 million decrease in payroll related to reduced staffing at the casino.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.2 million, or 20.9%, from $1.1 million for the three months ended March 31, 2008 to $0.9 for the three months ended March 31, 2009. The decrease is primarily the result of a $0.1 million decline in payroll expenses related to reduced staffing at the casino and a $0.1 million decline in property taxes.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Corporate expenses decreased by $0.3 million, or 19.0%, from $2.0 million for the three months ended March 31, 2008 to $1.7 million for the three months ended March 31, 2009, primarily due to a decrease in payroll expense of $0.2 million and a decline in legal, accounting and other professional fees of $0.1 million.

At March 31, 2009, we had $1.5 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.7 million will be recognized over the remainder of 2009, and $0.8 million will be recognized in subsequent years through 2011.

Depreciation

Depreciation expense decreased by $0.1 million, or 5.8%, from $1.7 million for the three months ended March 31, 2008 to $1.6 million for the three months ended March 31, 2009. The decrease is primarily the result of the decline in the average exchange rate between the U.S. dollar and Canadian dollar, which resulted in a decline in depreciation expense of $0.1 million at our casino in Canada. In Canadian dollars, depreciation remained flat at the casino for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Depreciation expense at our remaining properties remained flat period over period.

Non-operating income (expense)

The following non-operating income (expense) discussion excludes discontinued operations. Non-operating income (expense) for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended March 31,
	2009	2008	Variance	Percentage Variance

Interest income	$9	$12	$(3)	(25.0%)
Interest expense	(900)	(1,233)	333	27.0%
Losses on foreign currency translation	(525)	119	(644)	(541.2%)
Non-operating expense	$(1,416)	$(1,102)	$(314)	(28.5%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense is primarily due to a decrease in interest rates and a decrease in our average debt balance from $49.0 million for the three months ended March 31, 2008 to $35.4 million for the three months ended March 31, 2009. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 9.0% and 8.6% for the three months ended March 31, 2008 and 2009, respectively.

Losses on foreign currency transactions and other

We recognized foreign currency gains of $0.1 million for the three months ended March 31, 2008 and foreign currency losses of $0.5 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, we recorded approximately $0.1 million of losses on the revaluation of loans that we deemed to be no longer permanently invested and approximately $0.4 million in losses resulting from the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded $0.5 million and $0.1 million of earnings from our investment in CPL for the three months ended March 31, 2008 and 2009, respectively. The decline is primarily a result of a lower hold percentage on both slot and table games and a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 44.8% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Taxes

Our effective tax rate was 55.2% and (17.7%) for the three months ended March 31, 2008 and 2009, respectively. The mix of domestic losses and foreign earnings significantly impacts our tax rate. The tax benefit recorded on losses incurred by our U.S. domestic entities is significantly higher than the tax on income at our foreign operations, particularly in Mauritius. For the three months ended March 31, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $1.4 million compared to pre-tax earnings at our foreign operations of $0.2 million. Our taxes are further adjusted for non-deductible permanent differences. In addition, for the three months ended March 31, 2009, we did not record a tax benefit on U.S. operating losses. We currently have a valuation established for our U.S. deferred taxes of $4.2 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate.

Discontinued Operations

The results of the operations of Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the three months ended March 31, 2009 and 2008 are below (in thousands, except for per share information):

	For the three months ended March 31,
	2009	2008

Gaming revenue	$4,507	$6,430
Net operating revenue	5,330	7,450
Total operating costs and expenses	3,795	5,732
Operating earnings from discontinued operations	1,535	1,718
Net earnings from discontinued operations	1,818	1,109
Earnings per share from discontinued operations
Basic	0.08	0.04
Diluted	0.08	0.04

The decrease in net operating revenue for discontinued operations from $7.5 million for the three months ended March 31, 2008 to $5.3 million for the three months ended March 31, 2009 is due to a decline in gaming revenue at our South African properties, reflecting lower customer attendance at the Caledon Hotel, Spa & Casino and a 31.7% decline in the average exchange rate between the U.S. dollar and the South African rand. Management believes that gaming revenue is down at the Caledon mostly because of a decline in consumer discretionary spending. Net operating revenue at the Century Casino Millennium declined by $0.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to closing of the sale of the casino on February 11, 2009.

The decrease in operating costs and expenses from $5.7 million for the three months ended March 31, 2008 to $3.8 million for the three months ended March 31, 2009, is due to a decline in gaming expenses of approximately $0.6 million at our South African properties, resulting from the decline in gaming revenue, a decline in general and administrative expenses of $0.3 million, and a decline in depreciation expense of $0.6 million and the decline in the average exchange rate between the U.S. dollar and the South African rand. Because the assets related to the discontinued operations are being classified as held for sale, we no longer record depreciation. Operating costs and expenses also declined due to the closing of the sale of Century Casino Millennium on February 11, 2009.

For the three months ended March 31, 2009, we recorded a gain of $0.9 million related to the disposition of Century Casino Millennium.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $7.4 million at March 31, 2009 (excluding cash of $1.1 million related to discontinued operations), and we had negative working capital (current assets minus current liabilities) of $5.0 million (excluding assets and liabilities held for sale) compared to cash and cash equivalents of $7.8 million (excluding cash of $1.5 million related to discontinued operations) and negative working capital of $7.8 million (excluding assets and liabilities held for sale) at December 31, 2008.

We use the cash flows that we generate to maintain operations, repay existing third party debt, to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth via new development and acquisition opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities.

For the three months ended March 31, 2009, $1.6 million of net cash was provided by operating activities. For the three months ended March 31, 2008, $2.5 million of net cash was provided by operating activities.  The change from the three months ended March 31, 2008 relates primarily to the timing of the payment and collection of working capital items. For a description of the operating activities of the Company, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations, above.

Cash provided by investing activities of $1.3 million for the three months ended March 31, 2009 consisted of $1.4 million in proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa, offset by $0.2 million in additions at Womacks for digital surveillance equipment and $0.1 million of cumulative additions at our other remaining properties.

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

Cash used in financing activities of $3.6 million for the three months ended March 31, 2009 consisted of repayments of $1.6 million towards the Central City term loan; repayments of $1.3 million towards the Womacks term loan; repayments of $0.3 million towards the Edmonton term loan; and net repayments of $0.4 million towards our South African term loans.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase up to $5.0 million of our outstanding common stock.  We did not purchase any shares of our common stock on the open market during the three months ended March 31, 2009 and 2008. The total remaining authorization under the repurchase program was $1.2 million as of March 31, 2009. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and proceeds from the issuance of equity securities. In addition, cash from the sales transactions discussed below will enhance our liquidity.

On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium, for approximately $2.3 million (CZK 22.0 million plus $1.2 million).  Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009. The balance is payable over the 12 months following closing.

On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds from the transaction are expected to be approximately ZAR 357.3 million (approximately $37.5 million) and are payable at closing, which is expected to occur towards the end of the first half of 2009. CCA owns the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, South Africa. On April 24, 2009, the Competition Tribunal of South Africa approved the transaction. The closing of the transaction is still subject to approval by the Western Cape Gambling and Racing Board and the KwaZulu-Natal Gambling Board.

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from our gaming operations, supplemented by the proceeds from the sale of CCA. We intend to continue to rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, capital expenditures at our casinos, foreign income tax payments, and interest and principal payments on outstanding debt. In connection with the sale of our interest in CCA, we have pledged to repay the entire balance outstanding ($2.9 million as of April 30, 2009) on our debt related to our Cripple Creek, Colorado property. Proceeds from the sale of CCA may also be used to repay other debt, repurchase shares of our outstanding common stock, fund future developments or acquisitions and/or fund capital improvements at existing locations.

We believe that our cash at March 31, 2009 together with expected cash flows from operations and from the sales of our casinos in the Czech Republic and South Africa will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. – Exhibits

(a) Exhibits

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
Date: May 11, 2009

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