Form 10-Q
period 2009-08-05
CENTURY CASINOS INC /CO/
filed 2009-08-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
23,905,518 shares of common stock, $0.01 par value per share, were outstanding as of July 31, 2009.

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

PART I – FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$38,689	$7,835
Receivables, net	16,046	426
Prepaid expenses	388	388
Inventories	202	170
Other current assets	528	583
Deferred income taxes – foreign	317	305
Assets held for sale	-	35,983
Total Current Assets	56,170	45,690

Property and equipment, net	87,940	88,558
Goodwill	4,229	4,014
Equity investment	10,084	10,539
Other assets	991	1,205
Total Assets	$159,414	$150,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,603	$8,862
Accounts payable and accrued liabilities	4,556	5,724
Accrued payroll	1,740	1,595
Taxes payable	1,526	1,340
Deferred gain on disposition of Century Casinos Africa	1,581	-
Liabilities related to assets held for sale	-	10,770
Total Current Liabilities	22,006	28,291

Long-term debt, less current portion	21,083	28,501
Deferred income taxes – Foreign	817	427
Other long-term accrued liabilities	303	303
Total Liabilities	44,209	57,522

Commitments and Contingencies

Shareholders’ Equity:
Noncontrolling interests	1,567	4,711
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,910,443 and 23,895,443 shares issued, respectively;
23,899,067 and 23,884,067 shares outstanding, respectively	239	239
Additional paid-in capital	74,004	73,360
Accumulated other comprehensive earnings (losses)	826	(5,147)
Retained earnings	38,595	19,347
	115,231	92,510
Treasury stock – 11,376 shares at cost	(26)	(26)
Total Shareholders’ Equity	115,205	92,484
Total Liabilities and Shareholders’ Equity	$159,414	$150,006

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands, except for share information	2009	2008	2009	2008
Operating revenue:
Gaming	$11,138	$13,012	$22,610	$25,986
Hotel, food and beverage	2,037	2,114	3,936	4,198
Other	463	505	872	958
Gross revenues	13,638	15,631	27,418	31,142
Less promotional allowances	1,754	1,758	3,535	3,739
Net operating revenue	11,884	13,873	23,883	27,403

Operating costs and expenses:
Gaming	4,589	5,105	9,058	10,497
Hotel, food and beverage	1,659	1,632	3,199	3,360
General and administrative	4,547	5,239	8,878	10,506
Depreciation	1,550	1,696	3,122	3,365

Total operating costs and expenses	12,345	13,672	24,257	27,728

Earnings from equity investment	154	88	243	548
Operating (loss) earnings from continuing operations	(307)	289	(131)	223
Non-operating income (expense):
Interest income	1	10	10	22
Interest expense	(915)	(975)	(1,815)	(2,208)
Gains (losses) on foreign currency transactions and other	276	(18)	(249)	101
Non-operating (expense), net	(638)	(983)	(2,054)	(2,085)
Loss from continuing operations before income taxes	(945)	(694)	(2,185)	(1,862)
Income tax provision (benefit)	100	(568)	319	(1,213)
Loss from continuing operations	(1,045)	(126)	(2,504)	(649)

Discontinued operations:
Earnings from discontinued operations	1,424	1,266	2,712	2,714
Gain on disposition of Century Casino Millennium	38	-	915	-
Gain on disposition of Century Casinos Africa	19,848	-	19,848	-
Income tax provision	533	236	796	509
Earnings from discontinued operations	20,777	1,030	22,679	2,205
Net earnings	19,732	904	20,175	1,556
Less: Net earnings attributable to the noncontrolling interests (continuing operations)	(19)	2	(37)	4
Net earnings attributable to the noncontrolling interests (discontinued operations)	848	67	964	176
Net earnings attributable to Century Casinos, Inc. and subsidiaries	$18,903	$835	$19,248	$1,376

See notes to condensed consolidated financial statements.

-Continued on following page-

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) - CONTINUED

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Loss from continuing operations	$(0.05)	$-	$(0.10)	$(0.03)
Earnings from discontinued operations	0.85	0.04	0.92	0.09
Net earnings	$0.80	$0.04	$0.82	$0.06

Diluted earnings per share:
Loss from continuing operations	$(0.05)	$-	$(0.10)	$(0.03)
Earnings from discontinued operations	0.85	0.04	0.92	0.09
Net earnings	$0.80	$0.04	$0.82	$0.06

Amounts attributable to Century Casinos, Inc. and subsidiaries common shareholders:
Loss from continuing operations	$(1,026)	$(128)	$(2,467)	$(653)
Earnings from discontinued operations	19,929	963	21,715	2,029
Net earnings	$18,903	$835	$19,248	$1,376

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

Amounts in thousands	2009	2008	2009	2008

Net earnings	$19,732	$904	$20,175	$1,556
Foreign currency translation adjustments	9,080	2,058	6,810	(2,421)
Comprehensive earnings (loss)	28,812	2,962	26,985	(865)
Less: Comprehensive earnings (loss) attributable to noncontrolling interest	1,735	253	1,764	(432)
Comprehensive earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$27,077	$2,709	$25,221	$(433)

See notes to condensed consolidated financial statements.

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,

Amounts in thousands	2009	2008

Cash Flows from Operating Activities:
Net earnings attributable to Century Casinos, Inc and subsidiaries	$19,248	$1,376

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,122	4,576
Gain on disposition of Century Casino Millennium	(915)	-
Gain on disposition of Century Casinos Africa	(19,848)	-
(Gain) loss on disposition of fixed assets	(8)	34
Amortization of share-based compensation	624	697
Amortization of deferred financing costs	331	253
Deferred tax expense	524	(1,496)
Noncontrolling interests	927	180
Earnings from unconsolidated subsidiary	(243)	(548)
Other	-	1
Excess tax benefits from stock-based payment arrangements	(5)	(24)
Changes in operating assets and liabilities:
Receivables	138	(47)
Prepaid expenses and other assets	(142)	(113)
Accounts payable and accrued liabilities	(1,567)	(1,760)
Accrued payroll	250	(84)
Taxes payable	(72)	(683)

Net cash provided by operating activities	2,364	2,362

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,329)	(2,120)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $456 assumed by buyer)	974	-
Proceeds from disposition of Century Casinos Africa (net of cash balance of $975 assumed by buyer)	31,776	-
Proceeds from disposition of assets	180	163
Other	(21)	-

Net cash provided by (used in) investing activities	31,580	(1,957)

(continued)

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED

	For the six months ended June 30,

Amounts in thousands	2009	2008
Cash Flows from Financing Activities:
Proceeds from borrowings	$80	$9,471
Principal repayments	(5,741)	(18,140)
Excess tax benefits from stock-based payment arrangements	5	24
Deferred financing charges	(2)	(34)
Proceeds from exercise of options	15	672

Net cash used in financing activities	(5,643)	(8,007)

Effect of Exchange Rate Changes on Cash	1,089	(879)

Increase (Decrease) in Cash and Cash Equivalents	29,390	(8,481)

Decrease in Cash and Cash Equivalents related to Discontinued Operations	1,464	3,881

Cash and Cash Equivalents at Beginning of Period	7,835	11,742

Cash and Cash Equivalents at End of Period	$38,689	$7,142

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the six months ended June 30,
	2009	2008
Interest paid	$1,799	$2,647
Income taxes paid	$812	$357

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

--8--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2009, the Company owned and/or managed casino operations in North America and international waters through various wholly owned entities. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (”CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other projects in various stages of development. See Note 3 for a discussion of the Company’s discontinued operations. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

	June 30, 2009	December 31, 2008	June 30, 2008
Canadian dollar (CAD)	1.1625	1.2246	1.0186
Czech koruna (CZK)	N/A	19.2550	15.1830
Euros (€)	0.7133	0.7184	0.6350
Polish zloty (PLN)	3.1823	2.9709	2.1287
South African rand (ZAR)	7.7397	9.3410	7.8054
Source: Pacific Exchange Rate Service

--9--

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of June 30, 2009 and December 31, 2008, noncontrolling interests of $1.6 million and $4.7 million, respectively, have been classified as a component of shareholders’ equity in the accompanying condensed consolidated balance sheets. Earnings per share has not been affected as a result of the adoption of SFAS 160.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The adoption of FSP FAS 107-1 and APB 28-1 did not have an effect on the Company's condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect that the adoption of SFAS 165 will have a material effect on its condensed consolidated financial statements.

3.           DISCONTINUED OPERATIONS

On December 5, 2008, the Company entered into an agreement to sell the Century Casino Millennium in Prague, Czech Republic for approximately $2.2 million (CZK 22.0 million plus $1.2 million).  Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to the Company at closing on February 11, 2009. The balance is payable over the 12–month period following the closing.  As of June 30, 2009, the Company has recorded the remaining $0.8 million as a component of Receivables, net on the accompanying condensed consolidated balance sheet.  For the six months ended June 30, 2009, the Company recorded a gain of $0.9 million relating to the disposition of the Century Casino Millennium.

--10--

On December 19, 2008, Century Resorts Ltd (“CRL”) entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to CRL at closing on June 30, 2009. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Transaction approval by the KwaZulu-Natal Gambling Board is still pending. When this approval has been received, CRL will receive an additional ZAR 98.8 million (approximately $12.8 million). An additional ZAR 17.3 million ($2.2 million) held in retention may be payable to CRL within sixty days of closing if the net asset value (“NAV”) of CCA (based on audited financial statements) at June 30, 2009 is greater than the NAV at December 31, 2008. If the NAV at December 31, 2008 exceeds the NAV at June 30, 2009 by more than the $2.2 million held in retention, CRL will reimburse the purchaser of CCA an amount equal to the excess. As of June 30, 2009, approximately ZAR 116.1 million ($15.0 million) has been classified as a component of receivables, net on the condensed consolidated balance sheet.

At closing, the Company recognized a gain of ZAR 163.1 million (approximately $19.8 million). An additional gain of ZAR 12.2 million (approximately $1.6 million) has been deferred until the approval by the KwaZulu-Natal Gambling Board is obtained, and is recorded as deferred gain on disposition of Century Casinos Africa on the June 30, 2009 condensed consolidated balance sheet.

The results of the Century Casino Millennium, the Caledon Hotel, Spa & Casino and the Century Casino & Hotel in Newcastle are classified as discontinued operations in the accompanying condensed consolidated statements of earnings for all periods presented, as applicable. Net operating revenue of discontinued operations was $5.9 million and $7.7 million for the three months ended June 30, 2009 and 2008, respectively. Net operating revenue of discontinued operations was $11.2 million and $15.1 million for the six months ended June 30, 2009 and 2008, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. The Company’s discontinued operations had a combined carrying value of approximately $25.2 million at December 31, 2008.

--11--

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2008 which are included as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated December 31, 2008 balance sheet:

Amounts in thousands	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,464
Restricted cash	104
Receivables, net	278
Prepaid expenses	287
Inventories	244
Other current assets	21
Total current assets	2,398

Property and equipment, net	22,650
Goodwill	704
Casino licenses	8,356
Deferred income taxes – foreign	764
Other assets	1,111
Total Assets	$35,983

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$3,405
Accounts payable and accrued liabilities	2,076
Accrued payroll	453
Taxes payable	1,035
Total current liabilities	6,969

Long-term debt, less current portion	3,801
Total Liabilities	10,770
Net Assets	$25,213

4.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL:

Amounts in thousands	June 30, 2009	December 31, 2008

Balance Sheet:
Current assets	$3,541	$3,208
Noncurrent assets	$14,454	$16,751
Current liabilities	$10,986	$10,530
Noncurrent liabilities	$3,582	$3,842

--12--

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Operating Results:
Net operating revenue	$10,573	$14,027	$20,369	$30,304
Net earnings	$462	$264	$729	$1,644

The Company’s maximum exposure to losses at June 30, 2009 was $10.1 million, the value of its equity investment in CPL. Of the $10.1 million, $8.0 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

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

Promotional allowances presented in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008 include the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2009	2008	2009	2008
Hotel, Food & Beverage	$771	$744	$1,498	$1,432
Free Plays or Coupons	519	578	1,128	1,350
Player Points	464	436	909	957
Total Promotional Allowances	$1,754	$1,758	$3,535	$3,739

--13--

6.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for realization on a quarterly basis by reviewing our internal estimates for future net income. Due to the uncertainty of future taxable income, the Company established a valuation of its U.S. deferred tax assets during the third quarter of 2008. As of June 30, 2009, deferred tax assets of $4.9 million resulting from the Company’s net operating losses in the U.S. were fully reserved.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
•	Accumulation of net income before tax utilizing a look-back period of three years.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax provision (benefit) consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2009	2008	2009	2008
Provision for U.S. federal income taxes	$21	$(781)	$32	$(1,569)
Provision for state income taxes	-	(111)	-	(224)
Provision for foreign income taxes	79	324	287	580
Total provision (benefit) for income taxes	$100	$(568)	$319	$(1,213)

The Company’s income tax expense (benefit) by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$495	$132	26.7%	$1,062	$299	28.2%
United States	(1,653)	21	(1.3%)	(2,321)	(892)	38.4%
Mauritius	(496)	(50)	10.1%	524	19	3.6%
Austria	599	(3)	(0.5%)	52	6	11.5%
Poland	110	-	-%	(11)	-	-%
Total	$(945)	$100	(10.6%)	$(694)	$(568)	81.8%

--14--

Amounts in thousands	For the six months ended June 30, 2009			For the six months ended June 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,291	$353	27.3%	$1,784	$526	29.5%
United States	(3,112)	32	(1.0%)	(5,305)	(1,793)	33.8%
Mauritius	(1,270)	(70)	5.5%	1,129	42	3.7%
Austria	687	4	0.6%	(67)	12	(17.9%)
Poland	219	-	-%	597	-	-%
Total	$(2,185)	$319	(14.6%)	$(1,862)	$(1,213)	65.1%

7.           EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards.  The weighted average shares outstanding were computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Weighted average common shares	23,524,067	23,468,243	23,524,067	23,386,540
Dilutive effect of stock options and warrants	-	-	-	-
Dilutive potential common shares	23,524,067	23,468,243	23,524,067	23,386,540

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Stock options and warrants	1,279,782	985,210	1,279,782	985,210
Unvested restricted stock	360,000	400,000	360,000	400,000

--15--

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	June 30, 2009	December 31, 2008

United States	$60,627	$62,349

International:
Canada	$30,267	$29,299
Europe	10,324	10,836
International waters	1,035	627
Total international	41,626	40,762
Total	$102,253	$103,111
* Long-lived assets consist of property and equipment, goodwill and equity investment from continuing operations.

	Net Operating Revenue
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2009	2008	2009	2008
United States	$6,619	$7,478	$13,354	$14,768

International:
Canada	$4,843	$5,795	$9,639	$11,352
International waters	422	600	890	1,283
Total international	5,265	6,395	10,529	12,635
Total	$11,884	$13,873	$23,883	$27,403

9.           SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through August 10, 2009, the date the financial statements were issued.

In July 2009, the Company converted approximately ZAR 228.8 million obtained from the sale of CCA into $28.8 million. Upon conversion, the Company realized a foreign exchange loss of approximately $0.8 million. With these funds, the Company repaid the entire principal balance outstanding of $2.7 million on its debt related to its Cripple Creek, Colorado property and repaid $6.0 million of principal on its debt related to its Central City, Colorado property.

On July 27, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL will pay $1.1 million in August 2009, with the remainder to be paid after the calculation of the NAV in accordance with the disposition of CCA or upon the closing of the CNEW portion of the CCA transaction (See Note 3), whichever is later. The Company’s Co CEOs and their respective family trusts/foundation collectively owned these shares.

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado; and
-	The Century Casino & Hotel in Central City, Colorado.

We also operate ship-based casinos aboard the Silver Cloud and the vessels of Oceania Cruises. Effective October 16, 2008, we terminated operations aboard the World of Residensea. On November 24, 2008, we entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI Cruises”), a joint venture between Royal Caribbean Cruise Line and German tour operator, TUI Reisen, under which we have agreed to operate casinos on all cruise ships that TUI Cruises places into service before December 31, 2012. The first vessel went into service in May 2009.

--17--

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

From time to time, we may sell existing businesses in order to raise capital for future acquisitions, fund new development opportunities, improve other locations or repay debt financing. On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium located in Prague, Czech Republic, for approximately $2.2 million (CZK 22.0 million plus $1.2 million).  Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009. The balance is payable over the 12 months following the closing. At closing, we recognized a gain of $0.9 million related to the disposition of the Century Casino Millennium.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to us at closing on June 30, 2009. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Transaction approval by the KwaZulu-Natal Gambling Board is still pending. When this approval is received, we will receive an additional ZAR 98.8 million (approximately $12.8 million). An additional ZAR 17.3 million ($2.2 million) held in retention may be payable to us within sixty days of closing if the net asset value (“NAV”) of CCA at June 30, 2009 is greater than the NAV at December 31, 2008. If the NAV at December 31, 2008 exceeds the NAV at June 30, 2009 by more than the $2.2 million held in retention, we will reimburse the purchaser of CCA an amount equal to the excess. At closing, we recognized a gain of ZAR 163.1 million (approximately $19.8 million). An additional gain of ZAR 12.2 million (approximately $1.6 million) has been deferred until the approval by the KwaZulu-Natal Gambling Board has been obtained.

With the proceeds from the sale of CCA, on July 7, 2009, we repaid the entire principal balance outstanding of $2.7 million on our debt related to our Cripple Creek, Colorado property. On July 17, 2009, we repaid $6.0 million of principal on our debt related to our Central City, Colorado property.

On July 27, 2009, Century Resorts Ltd (“CRL”) entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that the Company previously did not own for $1.6 million. CRL will pay $1.1 million in August 2009, with the remainder to be paid after the calculation of the NAV in accordance with the disposition of CCA or upon the closing of the CNEW portion of the CCA transaction, whichever is later.

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

Effective as of July 2, 2009, gaming establishments in Colorado are permitted to raise the maximum betting limit from $5 to $100, can now be open for 24 hours and add roulette and craps tables. While management currently cannot project the impact of this change, we believe that our gaming revenues in Cripple Creek, Colorado and Central City, Colorado will be positively impacted.

--18--

Presentation of Foreign Currency Amounts - Historical transactions that are denominated in a foreign currency are translated and presented in U.S. dollars at the exchange rate in effect on the date of the transaction.  Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate for the period in which they are incurred.  The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Canadian dollar (CAD)	1.1671	1.0101	1.2453	1.0073
Czech koruna (CZK)	N/A	15.8810	21.1428	16.4754
Euros (€)	0.7342	0.6399	0.7507	0.6539
Polish zloty (PLN)	3.2600	2.1802	3.3583	2.2837
South African rand (ZAR)	8.4611	7.7688	9.2022	7.6595
Source: Pacific Exchange Rate Service

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2009 and 2008 are below (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Gaming revenue	$11,138	$13,012	$22,610	$25,986
Net operating revenue	11,884	13,873	23,883	27,403
Total operating costs and expenses	12,345	13,672	24,257	27,728
Earnings from equity investment	154	88	243	548
Operating (loss) earnings from continuing operations	(307)	289	(131)	223
Loss from continuing operations	(1,045)	(126)	(2,504)	(649)
Earnings from discontinued operations	20,777	1,030	22,679	2,205
Net earnings	18,903	835	19,248	1,376
Earnings per share
Basic
Loss from continuing operations	(0.05)	-	(0.10)	(0.03)
Net earnings	0.80	0.04	0.82	0.06
Diluted
Loss from continuing operations	(0.05)	-	(0.10)	(0.03)
Net earnings	0.80	0.04	0.82	0.06

--19--

The decrease in net operating revenue from $13.9 million for the three months ended June 30, 2008 to $11.9 million for the three months ended June 30, 2009 is primarily the result of a $0.8 million decline in gaming revenue at all of our properties and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 15.5%. The decrease in net operating revenue from $27.4 million for the six months ended June 30, 2008 to $23.9 million for the six months ended June 30, 2009 can be attributed to the same factors described above, including a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 23.6%. Further declines in the average exchange rate between the U.S. dollar and the Canadian dollar may harm the results of operations of our Canadian casino when reported in U.S. dollars.

The decrease in operating costs and expenses from $13.7 million for the three months ended June 30, 2008 to $12.3 million for the three months ended June 30, 2009 is primarily the result of a decrease in gaming expenses that are directly related to the decline in gaming revenue, a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 15.5% and a decline in general and administrative expenses resulting from cost saving measures at our Colorado casinos.

The decrease in operating costs and expenses from $27.7 million for the six months ended June 30, 2008 to $24.3 million for the six months ended June 30, 2009 is primarily due to cost saving measures undertaken at our Colorado casinos and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 23.6%.

The increase in losses from continuing operations from a loss of $0.1 million for the three months ended June 30, 2008 to a loss of $1.0 million for the three months ended June 30, 2009 was due to an increase in operating losses from continuing operations of $0.6 million and a decrease in tax benefits of $0.7 million as we did not record a tax benefit on our U.S. operating losses during the second quarter of 2009, offset by an increase of $0.1 million in earnings from our equity investment in CPL and additional foreign currency gains of $0.3 million.

The increase in losses from continuing operations from a loss of $0.7 million for the six months ended June 30, 2008 to a loss of $2.5 million for the six months ended June 30, 2009 was due to a decrease in earnings from our equity investment in CPL of $0.3 million, additional foreign currency losses of $0.4 million and a decrease in tax benefits of $1.5 million as we did not record a tax benefit on our U.S. operating losses for the six months ended June 30, 2009, offset by a decrease in net interest charges of $0.4 million.

Net operating revenue by property for the three and six months ended June 30, 2009 and 2008 is summarized below (in thousands):

	For the three months ended June 30, (1)		For the six months ended June 30, (1)
	2009	2008	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$4,843	$5,795	$9,639	$11,352
Womacks (Cripple Creek, Colorado)	2,441	2,859	5,013	5,741
Century Casino & Hotel (Central City, Colorado)	4,178	4,617	8,341	9,024
Cruise Ships	422	600	890	1,283
Casinos Poland (Poland)(2)	-	-	-	-
Corporate	-	2	-	3
Net operating revenue	$11,884	$13,873	$23,883	$27,403
(1)	Excludes discontinued operations
(2)	Accounted for as an equity investment.

--20--

Earnings (losses) from operations by property for the three and six months ended June 30, 2009 and 2008 are summarized below (in thousands):

	For the three months ended June 30, (1)		For the six months ended June 30, (1)
	2009	2008	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,234	$1,902	$2,710	$3,459
Womacks (Cripple Creek, Colorado)	8	(4)	106	(138)
Century Casino & Hotel (Central City, Colorado)	227	461	539	542
Cruise Ships	(49)	38	(49)	122
Casinos Poland (Poland)(2)	154	88	243	548
Corporate	(1,881)	(2,196)	(3,680)	(4,310)
(Loss) earnings from operations	$(307)	$289	$(131)	$223
(1)	Excludes discontinued operations
(2)	Accounted for as an equity investment.

Three months ended June 30, 2009 vs 2008

Revenue

The following revenue discussion excludes discontinued operations. Net operating revenue for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended June 30,
	2009	2008	Variance	Percentage Variance

Gaming	$11,138	$13,012	$(1,874)	(14.4%)
Hotel, food and beverage	2,037	2,114	(77)	(3.6%)
Other	463	505	(42)	(8.3%)
Gross revenue	13,638	15,631	(1,993)	(12.8%)
Less promotional allowances	1,754	1,758	4	(0.2%)
Net operating revenue	$11,884	$13,873	$(1,989)	(14.3%)

Gaming revenue

Gaming revenue decreased by $1.9 million, or 14.4%, from $13.0 million for the three months ended June 30, 2008 to $11.1 million for the three months ended June 30, 2009. Reduced revenue at all of our properties contributed to this decline, as discussed below.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $0.9 million, or 19.7%, from $4.4 million for the three months ended June 30, 2008 to $3.5 million for the three months ended June 30, 2009, primarily resulting from a lower hold on table games and a 15.5% decline in the average exchange rate between the U.S. dollar and Canadian dollar compared to the average exchange rate for the three months ended June 30, 2008. Gaming revenue in Canadian dollars decreased by CAD 0.3 million, or 7.2%, from CAD 4.4 million for the three months ended June 30, 2008 to CAD 4.1 million for the three months ended June 30, 2009. This decrease is the result of a decrease of 19.4% in table revenue, offset by an increase in slot revenue of 2.7%. Management attributes the decline in table revenue, particularly baccarat, to a slower economy, particularly from foreign visitation in Edmonton.

--21--

As previously mentioned, on July 2, 2009, gaming establishments in Colorado raised the maximum betting limit from $5 to $100, can now be open for 24 hours and are permitted to have roulette and craps tables. While management cannot project the impact of this change, we believe that our gaming revenues in Cripple Creek, Colorado and Central City, Colorado will be positively impacted.

Gaming revenue at Womacks in Cripple Creek decreased by $0.4 million, or 13.4%, from $3.1 million for the three months ended June 30, 2008 to $2.7 million for the three months ended June 30, 2009. Management believes that the opening of a larger casino in Cripple Creek in May 2008 has impacted our revenue. We are currently reviewing various marketing and other strategies to increase gaming revenue at Womacks. Womacks has continued the effort to improve its customers’ experience by converting 100% of the total machines on the floor to Ticket in/Ticket out devices. The Cripple Creek gaming market declined by 5.1% from the three months ended June 30, 2008 to the three months ended June 30, 2009, which management attributes to a continuing economic recession. Our market share of the Cripple Creek gaming revenue declined from 8.8% for the three months ended June 30, 2008 to 7.9% for the three months ended June 30, 2009.  This represents a 10.0% decrease in the market share while our share of the slot machines in the Cripple Creek market declined by 12.4%.

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.4 million, or 8.7%, from $4.9 million for the three months ended June 30, 2008 to $4.5 million for the three months ended June 30, 2009. Management believes that gaming revenue was negatively impacted by a 10.4% decline in the Central City gaming market for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, which can be attributed to the continuing economic recession. Our market share of the Central City gaming revenue increased from 28.6% for the three months ended June 30, 2008 to 29.0% for the three months ended June 30, 2009.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.2 million, or 28.4%, from $0.6 million for the three months ended June 30, 2008 to $0.4 million for the three months ended June 30, 2009. The shutdown of the casino on the Silvercloud during drydock in May 2009 negatively impacted our cruise ship gaming revenue.

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.1 million, or 3.6%, from $2.1 million for the three months ended June 30, 2008 to $2.0 million for the three months ended June 30, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In U.S. dollars, hotel, food and beverage revenue at our casino in Edmonton decreased by $0.1 million, or 6.1%, from $1.2 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.1 million, or 8.5%, from CAD 1.2  million for the three months ended June 30, 2008 to CAD 1.3 million for the three months ended June 30, 2009.

Promotional allowances

Promotional allowances remained flat at $1.8 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

--22--

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,
	2009	2008	Variance	Percentage Variance

Gaming	$4,589	$5,105	$(516)	(10.1%)
Hotel, food and beverage	1,659	1,632	27	1.7%
General and administrative	4,547	5,239	(692)	(13.2%)
Depreciation	1,550	1,696	(146)	(8.6%)
Total operating costs and expenses	$12,345	$13,672	$(1,327)	(9.7%)

Gaming expenses

Gaming expenses decreased $0.5 million, or 10.1%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a decrease in expenses at our Colorado casinos that are directly related to decreased gaming revenue and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.1 million, or 8.6%, from $1.5 million for the three months ended June 30, 2008 to $1.4 million for the three months ended June 30, 2009, due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, gaming expenses increased by CAD 0.1 million, or 5.5%, from CAD 1.5 million for the three months ended June 30, 2008 to CAD 1.6 million for the three months ended June 30, 2009, primarily due to an increase in slot royalties and payroll.

Gaming expenses at Womacks decreased $0.1 million, or 11.5%, from $1.2 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009, primarily due to a decline in gaming expenses that are directly associated with gaming revenue. There were no significant increases or decreases in gaming expenses period over period.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.1 million, or 7.1%, from $1.9 million for the three months ended June 30, 2008 to $1.8 million for the three months ended June 30, 2009, primarily due to a decline in variable expenses associated with gaming revenue. There were no significant increases or decreases in gaming expenses period over period.

Gaming expenses aboard the cruise ships on which we operate declined by $0.1 million, or 23.7%, from $0.5 million for the three months ended June 30, 2008 to $0.4 million for the three months ended June 30, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

Hotel, food and beverage expenses

Hotel, food and beverage expenses remained flat at $1.6 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar from the second quarter of 2008 to the second quarter of 2009. In U.S. dollars, hotel, food and beverage expenses at our casino in Edmonton remained flat at $0.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. In Canadian dollars, hotel, food and beverage expenses increased CAD 0.2 million, or 18.9%, from CAD 0.7 million for the three months ended June 30, 2008 to CAD 0.9 million for the three months ended June 30, 2009, primarily due to an increase in payroll of CAD 0.1 million and an increase in food & beverage costs of CAD 0.1 million.

--23--

General and administrative expenses

General and administrative expenses decreased $0.7 million, or 13.2%, from $5.2 million for the three months ended June 30, 2008 to $4.5 million for the three months ended June 30, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton decreased by $0.1 million, or 10.6%, from $1.2 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009, primarily due to the decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses remained flat at CAD 1.3 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Increases in payroll expenses and maintenance expenses were offset by decreases in utility charges and property taxes.

General and administrative expenses at Womacks decreased by $0.2 million, or 24.6%, from $0.8 million for the three months ended June 30, 2008 to $0.6 million for the three months ended June 30, 2009, due to a $0.2 million decrease in payroll related to reduced staffing at the casino.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.1 million, or 5.1%, from $1.0 million for the three months ended June 30, 2009 to $0.9 for the three months ended June 30, 2009. The decrease is primarily due to a decline in payroll expenses and professional fees.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Corporate expenses decreased by $0.3 million, or 14.7%, from $2.1 million for the three months ended June 30, 2008 to $1.8 million for the three months ended June 30, 2009, primarily due to a decrease in travel expenses of $0.1 million and a decline in payroll expense of $0.2 million.

At June 30, 2009, we had $1.2 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.4 million is expected to be recognized over the remainder of 2009, and $0.8 million is expected to be recognized in subsequent years through 2011.

Depreciation

Depreciation expense decreased by $0.1 million, or 8.6%, from $1.7 million for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009. The decrease is primarily the result of the decline in the average exchange rate between the U.S. dollar and Canadian dollar, which resulted in a decline in depreciation expense of $0.1 million at our casino in Canada. In Canadian dollars, depreciation remained flat at the Edmonton casino for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Depreciation expense at our remaining properties remained flat period over period.

--24--

Non-operating income (expense)

The following non-operating income (expense) discussion excludes discontinued operations. Non-operating income (expense) for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended June 30,
	2009	2008	Variance	Percentage Variance

Interest income	$1	$10	$(9)	(90.0%)
Interest expense	(915)	(975)	60	6.2%
Gains (losses) on foreign currency translation and other	276	(18)	294	(1,633.3%)
Non-operating expense	$(638)	$(983)	$345	35.1%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense is primarily due to a decrease in our average debt balance from $45.2 million for the three months ended June 30, 2008 to $34.2 million for the three months ended June 30, 2009, partially offset by an increase in interest rates on our Colorado debt. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges incurred in 2008 for obtaining a bank waiver of a financial covenant related to our Central City debt, was 5.8% and 8.6% for the three months ended June 30, 2008 and 2009, respectively.

Gains (losses) on foreign currency transactions and other

We recognized foreign currency gains of $0.3 million for the three months ended June 30, 2009. Our foreign currency gains and losses arise from the revaluation of loans that we deemed to be no longer permanently invested and on the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded $0.1 million and $0.2 million of earnings from our investment in CPL for the three months ended June 30, 2008 and 2009, respectively. The increase is primarily due to an increase in gaming revenue offset by a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 49.5% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

--25--

Taxes

Our foreign earnings significantly impact our tax rate. For the three months ended June 30, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $1.6 million compared to pre-tax earnings at our foreign operations of $0.7 million. We currently have a valuation established for our U.S. deferred tax assets of $4.9 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, for the three months ended June 30, 2009, we did not record a tax benefit on U.S. operating losses.

Amounts in thousands	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$495	$132	26.7%	$1,062	$299	28.2%
United States (1)	(1,653)	21	(1.3%)	(2,321)	(892)	38.4%
Mauritius (2)	(496)	(50)	10.1%	524	19	3.6%
Austria	599	(3)	(0.5%)	52	6	11.5%
Poland	110	-	-%	(11)	-	-%
Total	$(945)	$100	(10.6%)	$(694)	$(568)	81.8%
(1) 2009 includes an accrual for uncertain tax positions under FIN 48
(2) Includes the earnings of the South African Branch of Century Resorts International taxed at South African rates

Six months ended June 30, 2009 vs 2008

Revenue

The following revenue discussion excludes discontinued operations. Net operating revenue for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six months ended June 30,
	2009	2008	Variance	Percentage Variance

Gaming	$22,610	$25,986	$(3,376)	(13.0%)
Hotel, food and beverage	3,936	4,198	(262)	(6.2%)
Other	872	958	(86)	(9.0%)
Gross revenue	27,418	31,142	(3,724)	(12.0%)
Less promotional allowances	3,535	3,739	204	(5.5%)
Net operating revenue	$23,883	$27,403	$(3,520)	(12.8%)

Gaming revenue

Gaming revenue decreased by $3.4 million, or 13.0%, from $26.0 million for the six months ended June 30, 2008 to $22.6 million for the six months ended June 30, 2009. Reduced revenue at all of our properties contributed to this decline, as discussed below.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $1.4 million, or 16.6%, from $8.5 million for the six months ended June 30, 2008 to $7.1 million for the six months ended June 30, 2009, primarily resulting from a 23.6% decline in the average exchange rate between the U.S. dollar and Canadian dollar compared to the average exchange rate for the six months ended June 30, 2008. Gaming revenue in Canadian dollars remained flat at $8.5 million when comparing the six months ended Jun 30, 2009 to the six months ended June 30, 2008. A 2.1% increase in slot revenue was offset entirely by a 3.0% decrease in table revenue.

As previously mentioned, on July 2, 2009, gaming establishments in Colorado raised the maximum betting limit from $5 to $100, can now be open for 24 hours and are permitted to have roulette and craps tables. While management cannot project the impact of this change, we believe that our gaming revenues in Cripple Creek, Colorado and Central City, Colorado will be positively impacted.

--26--

Gaming revenue at Womacks in Cripple Creek decreased by $0.9 million, or 13.6%, from $6.5 million for the six months ended June 30, 2008 to $5.6 million for the six months ended June 30, 2009. Management believes that the opening of a larger casino in Cripple Creek in May 2008 has impacted our revenue. We are currently reviewing various marketing and other strategies to increase gaming revenue at Womacks. Womacks has continued the effort to improve its customers’ experience by converting 100% of the total machines on the floor to Ticket in/Ticket out devices. The Cripple Creek gaming market remained flat when comparing the six months ended June 30, 2008 to the six months ended June 30, 2009. Management believes that a decline in the market resulting from the continuing economic recession was offset by the opening of a larger casino in May 2008.   Our market share of the Cripple Creek gaming revenue declined from 9.8% for the six months ended June 30, 2008 to 8.3% for the six months ended June 30, 2009.  This represents a 14.5% decrease in the market share while our share of the slot machines in the Cripple Creek market declined by 16.1%.

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.7 million, or 7.2%, from $9.8 million for the six months ended June 30, 2008 to $9.1 million for the six months ended June 30, 2009. Management believes that gaming revenue was negatively impacted by a 10.0% decline in the Central City gaming market for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, which can be attributed to the continuing economic recession. Our market share of the Central City gaming revenue increased from 28.4% for the six months ended June 30, 2008 to 29.1% for the six months ended June 30, 2009.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.4 million, or 30.7%, from $1.2 million for the six months ended June 30, 2008 to $0.8 million for the six months ended June 30, 2009. Management believes that the cruise ships have significantly reduced their ticket prices in an effort to attract more passengers. Management believes that this has resulted in consumers with less discretionary income traveling on the ships, indirectly leading to less play at our casinos. Management also believes that the shutdown of the casino on the Silvercloud during drydock in May, in addition to fewer gaming days on the Silvercloud during the first quarter of 2009, negatively impacted our gaming revenue.

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.3 million, or 6.2%, from $4.2 million for the six months ended June 30, 2008 to $3.9 million for the six months ended June 30, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In U.S. dollars, hotel, food and beverage revenue at our casino in Edmonton decreased by $0.3 million, or 10.3%, from $2.4 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.2 million, or 7.4%, from CAD 2.4 million for the six months ended June 30, 2008 to CAD 2.6 million for the six months ended June 30, 2009.

Promotional allowances

Promotional allowances decreased by $0.2 million, or 5.5%, from $3.7 million for the six months ended June 30, 2008 to $3.5 million for the six months ended June 30, 2009. Promotional allowances decreased by $0.1 million at Womacks and $0.1 million at our casino in Central City due to a decline in award earning revenue by the customer. The retail value of complimentaries are included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

--27--

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six months ended June 30,
	2009	2008	Variance	Percentage Variance

Gaming	$9,058	$10,497	$(1,439)	(13.7%)
Hotel, food and beverage	3,199	3,360	(161)	(4.8%)
General and administrative	8,878	10,506	(1,628)	(15.5%)
Depreciation	3,122	3,365	(243)	(7.2%)
Total operating costs and expenses	$24,257	$27,728	$(3,471)	(12.5%)

Gaming expenses

Gaming expenses decreased $1.4 million, or 13.7%, from $10.5 million for the six months ended June 30, 2008 to $9.1 million for the six months ended June 30, 2009, primarily due to a decrease in expenses at our Colorado casinos that are directly related to decreased gaming revenue and reduced staffing. Also contributing to the decrease was a decline in the average exchange rate between the U.S. dollar and the Canadian dollar.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.4 million, or 12.9%, from $3.1 million for the six months ended June 30, 2008 to $2.7 million for the six months ended June 30, 2009, due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, gaming expenses increased CAD 0.1 million, or 3.9%, from CAD 3.1 million for the six months ended June 30, 2008 to CAD 3.2 million for the six months ended June 30, 2009 primarily due to an increase in slot royalties.

Gaming expenses at Womacks decreased $0.5 million, or 18.3%, from $2.5 million for the six months ended June 30, 2008 to $2.0 million for the six months ended June 30, 2009. This decrease is primarily the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in royalties of $0.1 million and a decline in payroll expenses of $0.1 million.  As part of a plan to bring expenses in line with revenue levels, management has reduced gaming staff levels at the casino.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.3 million, or 8.7%, from $3.9 million for the six months ended June 30, 2008 to $3.6 million for the six months ended June 30, 2009, primarily due to a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a $0.1 million decrease in slot conversion expenses and a $0.1 million decrease in payroll expenses. As part of a plan to bring expenses back in line with revenue levels, management has reduced gaming staff levels at the casino.

Gaming expenses aboard the cruise ships on which we operate declined by $0.3 million, or 24.8%, from $1.0 million for the six months ended June 30, 2008 to $0.7 million for the six months ended June 30, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

--28--

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.2 million, or 4.8%, from $3.4 million for the six months ended June 30, 2008 to $3.2 million for the six months ended June 30, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar from the first six months of 2008 to the first six months of 2009. In U.S. dollars, hotel, food and beverage expenses at our casino in Edmonton decreased by $0.1 million, or 8.2%, from $1.6 million for the six months ended June 30, 2008 to $1.5 million for the six months ended June 30, 2009. In Canadian dollars, hotel, food and beverage expenses increased CAD 0.2 million, or 9.2%, from CAD 1.6 million for the six months ended June 30, 2008 to CAD 1.8 million for the six months ended June 30, 2009, primarily due to an increase in payroll of CAD 0.1 million and increased food & beverage costs of CAD 0.1 million.

General and administrative expenses

General and administrative expenses decreased $1.6 million, or 15.5%, from $10.5 million for the six months ended June 30, 2008 to $8.9 million for the six months ended June 30, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton decreased by $0.3 million, or 13.5%, from $2.5 million for the six months ended June 30, 2008 to $2.2 million for the six months ended June 30, 2009, primarily due to the decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.1 million, or 4.0%, from CAD 2.5 million for the six months ended June 30, 2008 to CAD 2.6 million for the six months ended June 30, 2009, primarily due to an increase in maintenance charges.

General and administrative expenses at Womacks decreased by $0.4 million, or 23.8%, from $1.7 million for the six months ended June 30, 2008 to $1.3 million for the six months ended June 30, 2009, due to a $0.4 million decrease in payroll related to reduced staffing and contract labor at the casino.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.3 million, or 13.3%, from $2.1 million for the six months ended June 30, 2008 to $1.8 million for the six months ended June 30, 2009. The decrease is primarily the result of a $0.2 million decline in payroll expenses related to reduced staffing at the casino and a $0.1 million decline in professional fees.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the six months ended June 30, 2009 compared to the three months ended June 30, 2008.

Corporate expenses decreased by $0.6 million, or 14.9%, from $4.2 million for the six months ended June 30, 2008 to $3.6 million for the six months ended June 30, 2009, primarily due to a decrease in payroll expense of $0.3 million, a decline in travel expenses of $0.1 million and a decline in legal, accounting and other professional fees of $0.2 million.

Depreciation

Depreciation expense decreased by $0.2 million, or 7.2%, from $3.3 million for the six months ended June 30, 2008 to $3.1 million for the six months ended June 30, 2009. The decrease is primarily the result of gaming equipment at Womacks becoming fully depreciated and a decline in the average exchange rate between the U.S. dollar and Canadian dollar, which resulted in a decline in depreciation expense of $0.1 million at our casino in Canada. In Canadian dollars, depreciation remained flat at the casino for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

--29--

Non-operating income (expense)

The following non-operating income (expense) discussion excludes discontinued operations. Non-operating income (expense) for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six months ended June 30,
	2009	2008	Variance	Percentage Variance

Interest income	$10	$22	$(12)	(54.5%)
Interest expense	(1,815)	(2,208)	393	17.8%
(Losses) gains on foreign currency translation and other	(249)	101	(350)	(346.5%)
Non-operating expense	$(2,054)	$(2,085)	$(31)	1.5%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense is primarily due to a decrease in our average debt balance from $47.3 million for the six months ended June 30, 2008 to $35.0 million for the six months ended June 30, 2009, offset by an increase in interest rates on our Colorado debt. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges incurred in 2008 for obtaining bank waivers of a financial covenant related to our Central City debt, was 7.4% and 8.6% for the six months ended June 30, 2008 and 2009, respectively.

(Losses) gains on foreign currency transactions and other

We recognized foreign currency gains of $0.1 million for the six months ended June 30, 2008 and foreign currency losses of $0.2 million for the six months ended June 30, 2009. Our foreign currency gains and losses arise from the revaluation of loans that we deemed to be no longer permanently invested and on the exchange of currency. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded $0.5 million and $0.2 million of earnings from our investment in CPL for the six months ended June 30, 2008 and 2009, respectively. The decline is primarily a result of a lower hold percentage on both slot and table games during the first quarter of 2009 and a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 47.1% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

--30--

Taxes

Our foreign earnings significantly impact our tax rate. For the six months ended June 30, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $3.1 million compared to pre-tax earnings at our foreign operations of $0.9 million. We currently have a valuation established for our U.S. deferred tax assets of $4.9 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate.  Accordingly, for the six months ended June 30, 2009, we did not record a tax benefit on U.S. operating losses.

Amounts in thousands	For the six months ended June 30, 2009			For the six months ended June 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,291	$353	27.3%	$1,784	$526	29.5%
United States (1)	(3,112)	32	(1.0%)	(5,305)	(1,793)	33.8%
Mauritius (2)	(1,270)	(70)	5.5%	1,129	42	3.7%
Austria	687	4	0.6%	(67)	12	(17.9%)
Poland	219	-	-%	597	-	-%
Total	$(2,185)	$319	(14.6%)	$(1,862)	$(1,213)	65.1%
(1) 2009 includes an accrual for uncertain tax positions under FIN 48
(2) Includes the earnings of the South African Branch of Century Resorts International taxed at South African rates

Discontinued Operations

The results of the operations of Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the three and six months ended June 30, 2009 and 2008 are below (in thousands, except for per share information):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Gaming revenue	$5,026	$6,521	$9,533	$12,951
Net operating revenue	5,873	7,673	11,203	15,123
Total operating costs and expenses	3,959	6,054	7,754	11,786
Operating earnings from discontinued operations	1,914	1,619	3,449	3,337
Net earnings from discontinued operations	20,777	1,030	22,679	2,205
Earnings per share from discontinued operations
Basic	0.85	0.04	0.92	0.09
Diluted	0.85	0.04	0.92	0.09

The decrease in net operating revenue for discontinued operations from $7.7 million for the three months ended June 30, 2008 to $5.9 million for the three months ended June 30, 2009 is due to a decline in gaming revenue at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle due to lower customer attendance, an 8.9% decline in the average exchange rate between the U.S. dollar and the South African rand and the disposition of the Century Casino Millennium. Management believes that gaming revenue decreased at the Caledon mostly because of a decline in consumer discretionary spending. The Century Casino Millennium contributed $0.7 million of net operating revenue for the three months ended June 30, 2008.

The decrease in net operating revenue for discontinued operations from $15.1 million for the six months ended June 30, 2008 to $11.2 million for the three months ended June 30, 2009 is due to a decline in gaming revenue at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle due to lower customer attendance, a 20.1% decline in the average exchange rate between the U.S. dollar and the South African rand and the disposition of the Century Casino Millennium. Management believes that gaming revenue decreased at the Caledon mostly because of a decline in consumer discretionary spending. Net operating revenue at the Century Casino Millennium declined by $0.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to closing of the sale of the casino on February 11, 2009.

--31--

The decrease in operating costs and expenses from $6.1 million for the three months ended June 30, 2008 to $4.0 million for the three months ended June 30, 2009, is due to a decline in gaming expenses of approximately $0.4 million at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle, resulting from the decline in gaming revenue, a decline in general and administrative expenses of $0.3 million, a decline in depreciation expense of $0.6 million and the decline in the average exchange rate between the U.S. dollar and the South African rand. Because the assets related to the discontinued operations are being classified as held for sale, we no longer record depreciation. Operating costs and expenses also declined due to the closing of the sale of Century Casino Millennium on February 11, 2009.

The decrease in operating costs and expenses from $11.8 million for the six months ended June 30, 2008 to $7.8 million for the six months ended June 30, 2009, is due to a decline in gaming expenses of approximately $1.0 million at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle, resulting from the decline in gaming revenue, a decline in general and administrative expenses of $0.6 million, a decline in depreciation expense of $1.2 million and the decline in the average exchange rate between the U.S. dollar and the South African rand. Because the assets related to the discontinued operations are being classified as held for sale, we no longer record depreciation. Operating costs and expenses also declined due to the closing of the sale of Century Casino Millennium on February 11, 2009.

For the six months ended June 30, 2009, we recorded gains of $0.9 million related to the disposition of Century Casino Millennium and $19.8 million related to the disposition of CCA.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $38.7 million at June 30, 2009, and we had working capital (current assets minus current liabilities) of $34.2 million compared to cash and cash equivalents of $7.8 million (excluding cash of $1.5 million related to discontinued operations) and negative working capital of $7.8 million (excluding assets and liabilities held for sale) at December 31, 2008.

We use the cash flows that we generate to maintain operations, repay existing third party debt, to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities.

For both the six months ended June 30, 2008 and 2009, $2.4 million of net cash was provided by operating activities. For a description of our operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations, above.

Cash provided by investing activities of $31.6 million for the six months ended June 30, 2009 consisted of $31.8 million in net proceeds received from the sale of CCA, $1.0 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by $0.5 million of gaming equipment additions on a cruise ship-based casino placed in service in May 2009, $0.5 million in additions at Womacks for digital surveillance equipment, $0.1 million of capital project additions at the Caledon and $0.2 million of cumulative additions at our other remaining properties.

--32--

Cash used in investing activities of $2.0 million for the six months ended June 30, 2008 consisted of $0.6 million in capital project additions at Womacks; $0.3 million of furniture and non-gaming equipment additions in Edmonton; $0.7 million in capital project additions at Caledon; $0.3 million in gaming equipment and capital project additions at Newcastle; $0.1 million of gaming equipment additions in Prague; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were offset by $0.2 million received from the disposition of assets.

Cash used in financing activities of $5.6 million for the six months ended June 30, 2009 consisted of repayments of $2.2 million towards the Central City term loan; repayments of $1.6 million towards the Womacks term loan; repayments of $0.6 million towards the Edmonton term loan; net repayments of $1.1 million towards our South African term loans; and capital lease repayments of $0.1 million.

Cash used in financing activities of $8.0 million for the six months ended June 30, 2008 consisted of repayments of $1.2 million towards the Central City term loan; repayment of $0.7 million towards the Edmonton term loan; net repayments of $5.9 million towards the Womacks revolving credit facility that we previously had; and net repayments of $1.3 million towards our South African term loans. These repayments were offset by $0.4 million of net borrowings on the Central City revolving credit facility and $0.7 million of proceeds from stock option exercises.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase up to $5.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market during the six months ended June 30, 2009 and 2008. The total remaining authorization under the repurchase program was $1.2 million as of June 30, 2009. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and proceeds from the issuance of equity securities. In addition, cash from the sales transactions discussed below will enhance our liquidity.

On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium, for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.5 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009. The remaining balance is payable over the 12 months following closing.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to us at closing on June 30, 2009. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Transaction approval by the KwaZulu-Natal Gambling Board is still pending. When this approval has been received, we will receive an additional ZAR 98.8 million (approximately $12.8 million). An additional ZAR 17.3 million ($2.2 million) held in retention may be payable to us within sixty days of closing if the net asset value (“NAV”) of CCA at June 30, 2009 is greater than the NAV at December 31, 2008. If the NAV at December 31, 2008 exceeds the NAV at June 30, 2009 by more than the $2.2 million held in retention, we will reimburse the purchaser of CCA an amount equal to the excess.

--33--

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from our gaming operations, supplemented by the proceeds from the sale of CCA. We intend to continue to rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, capital expenditures at our casinos, foreign income tax payments, and interest and principal payments on outstanding debt. Proceeds from the sale of CCA may also be used to repay other debt, repurchase shares of our outstanding common stock, fund future developments or acquisitions and/or fund capital improvements at existing locations. On July 7, 2009, we repaid the entire principal balance outstanding of $2.7 million on our debt related to our Cripple Creek, Colorado property. On July 17, 2009, we repaid $6.0 million of principal on our debt related to our Central City, Colorado property.

On July 27, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL will pay $1.1 million in August 2009, with the remainder to be paid after the calculation of the NAV in accordance with the disposition of CCA or upon the closing of the CNEW portion of the CCA transaction, whichever is later.

We believe that our cash at June 30, 2009, together with expected cash flows from operations and from the sales of our casinos in the Czech Republic and South Africa, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--34--

PART II - OTHER INFORMATION

Item 4. – Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of our securityholders was held on April 7, 2009. At the annual meeting, Class III directors, Erwin Haitzmann and Gottfried Schellmann, were re-elected to the Board for a three year term. On the proposal to elect the Class III directors, the votes were: Erwin Haitzmann, 10,831,789 for, and 6,036,447 withheld; and Gottfried Schellmann, 16,441,438 for, and 426,798 withheld. The terms of directors Peter Hoetzinger, Dinah Corbaci and Robert S. Eichberg continued after the meeting.

Additionally, a proposal to ratify the selection of Grant Thornton LLP to serve as our independent registered public accounting firm for the year ending December 31, 2009 was approved by a vote of 16,640,827 shares in favor, 32,394 shares opposed and 195,015 shares abstaining.

Item 6. – Exhibits

a) Exhibits
2.1
Sale of Shares Agreement, entered into as of December 19, 2008, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd., is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 24, 2008.

2.2
Amendment to the Sale of Shares Agreement, dated June 15, 2009, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. And Century Casinos Africa (Pty) Ltd., is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 19, 2009.

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

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: August 10, 2009

--36--

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
2.1
Sale of Shares Agreement, entered into as of December 19, 2008, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd., is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 24, 2008.

2.2
Amendment to the Sale of Shares Agreement, dated June 15, 2009, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. And Century Casinos Africa (Pty) Ltd., is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 19, 2009.

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