Form 10-Q
period 2009-11-05
CENTURY CASINOS INC /CO/
filed 2009-11-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
23,910,578 shares of common stock, $0.01 par value per share, were outstanding as of October 31, 2009.

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$30,754	$7,835
Receivables, net	13,790	426
Prepaid expenses	393	388
Inventories	214	170
Other current assets	28	583
Deferred income taxes – foreign	342	305
Assets held for sale	-	35,983
Total Current Assets	45,521	45,690

Property and equipment, net	89,022	88,558
Goodwill	4,585	4,014
Equity investment	11,127	10,539
Other assets	357	1,205
Total Assets	$150,612	$150,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,490	$8,862
Accounts payable and accrued liabilities	5,116	4,330
Accrued payroll	1,967	1,595
Taxes payable	2,133	2,734
Deferred gain on disposition of Century Casinos Africa	1,623	-
Liabilities related to assets held for sale	-	10,770
Total Current Liabilities	19,329	28,291

Long-term debt, less current portion	14,823	28,501
Deferred income taxes – Foreign	1,074	427
Other long-term accrued liabilities	-	303
Total Liabilities	35,226	57,522

Commitments and Contingencies

Shareholders’ Equity:
Noncontrolling interests	-	4,711
Preferred stock; $.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized;
23,915,503 and 23,895,443 shares issued, respectively;
23,910,578 and 23,884,067 shares outstanding, respectively	239	239
Additional paid-in capital	74,150	73,360
Accumulated other comprehensive earnings (losses)	3,140	(5,147)
Retained earnings	37,868	19,347
	115,397	92,510
Treasury stock – 4,925 and 11,376 shares at cost, respectively	(11)	(26)
Total Shareholders’ Equity	115,386	92,484
Total Liabilities and Shareholders’ Equity	$150,612	$150,006

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands, except for share information	2009	2008	2009	2008
Operating revenue:
Gaming	$12,804	$13,122	$35,414	$39,108
Hotel, food and beverage	2,279	2,396	6,215	6,594
Other	523	511	1,395	1,469
Gross revenues	15,606	16,029	43,024	47,171
Less promotional allowances	1,882	2,063	5,417	5,802
Net operating revenue	13,724	13,966	37,607	41,369

Operating costs and expenses:
Gaming	5,196	5,284	14,254	15,781
Hotel, food and beverage	1,807	1,918	5,006	5,278
General and administrative	4,440	4,793	13,318	15,299
Impairments and other write-offs	-	9,357	-	9,357
Depreciation	1,526	1,759	4,648	5,124

Total operating costs and expenses	12,969	23,111	37,226	50,839

Earnings from equity investment	33	218	276	766
Operating earnings (loss) from continuing operations	788	(8,927)	657	(8,704)
Non-operating income (expense):
Interest income	33	4	43	26
Interest expense	(1,618)	(879)	(3,433)	(3,087)
(Losses) gains on foreign currency transactions and other	(182)	(70)	(431)	31
Non-operating (expense), net	(1,767)	(945)	(3,821)	(3,030)
Loss from continuing operations before income taxes	(979)	(9,872)	(3,164)	(11,734)
Income tax provision	200	5,463	519	4,250
Loss from continuing operations	(1,179)	(15,335)	(3,683)	(15,984)

Discontinued operations:
(Loss) earnings from discontinued operations	(38)	1,515	2,674	4,229
Gain on disposition of Century Casino Millennium	-	-	915	-
Gain on disposition of Century Casinos Africa	429	-	20,277	-
Income tax (benefit) provision	(70)	247	726	756
Earnings from discontinued operations	461	1,268	23,140	3,473
Net (loss) earnings	(718)	(14,067)	19,457	(12,511)
Less: Net earnings attributable to the noncontrolling interests (continuing operations)	(5)	119	(42)	123
Net earnings attributable to the noncontrolling interests (discontinued operations)	14	12	978	188
Net (loss) earnings attributable to Century Casinos, Inc. and subsidiaries	$(727)	$(14,198)	$18,521	$(12,822)

See notes to condensed consolidated financial statements.

-Continued on following page-

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) - CONTINUED

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Basic (loss) earnings per share:
Loss from continuing operations	$(0.05)	$(0.65)	$(0.15)	$(0.69)
Earnings from discontinued operations	0.02	0.05	0.94	0.14
Net (loss) earnings	$(0.03)	$(0.60)	$0.79	$(0.55)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.05)	$(0.65)	$(0.15)	$(0.69)
Earnings from discontinued operations	0.02	0.05	0.94	0.14
Net (loss) earnings	$(0.03)	$(0.60)	$0.79	$(0.55)

Amounts attributable to Century Casinos, Inc. and and sbsidiaries common shareholders:
Loss from continuing operations	$(1,174)	$(15,454)	$(3,641)	$(16,107)
Earnings from discontinued operations	447	1,256	22,162	3,285
Net (loss) earnings	$(727)	$(14,198)	$18,521	$(12,822)

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

Amounts in thousands	2009	2008	2009	2008

Net (loss) earnings	$(718)	$(14,067)	$19,457	$(12,511)
Foreign currency translation adjustments	2,314	(4,232)	9,124	(6,653)
Comprehensive earnings (loss)	1,596	(18,299)	28,581	(19,164)
Less: Comprehensive earnings (loss) attributable to noncontrolling interest	9	(153)	1,773	(585)
Comprehensive earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$1,587	$(18,146)	$26,808	$(18,579)

See notes to condensed consolidated financial statements.

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,

Amounts in thousands	2009	2008

Cash Flows from Operating Activities:
Net earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$18,521	$(12,822)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,648	6,945
Gain on disposition of Century Casino Millennium	(915)	-
Gain on disposition of Century Casinos Africa	(20,277)	-
Impairments of goodwill	-	9,357
Tax valuation allowance	-	6,021
(Gain) loss on disposition of fixed assets	(8)	63
Amortization of share-based compensation	863	1,045
Amortization of deferred financing costs	1,390	369
Deferred tax expense	710	(2,283)
Noncontrolling interests	936	311
Earnings from unconsolidated subsidiary	(276)	(766)
Other	-	1
Excess tax benefits from stock-based payment arrangements	(5)	(24)
Changes in operating assets and liabilities:
Receivables	242	120
Prepaid expenses and other assets	(20)	77
Accounts payable and accrued liabilities	(439)	(2,339)
Accrued payroll	441	276
Taxes payable	(943)	(845)

Net cash provided by operating activities	4,868	5,506

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,742)	(2,779)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $456 assumed by buyer)	1,374	-
Proceeds from disposition of Century Casinos Africa (net of cash balance of $975 assumed by buyer)	34,440	-
Investment in CC Tollgate LLC	-	(74)
Proceeds from disposition of assets	180	218
Other	(21)	-

Net cash provided by (used in) investing activities	34,231	(2,635)

(continued)

--7--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED

	For the nine months ended September 30,
Amounts in thousands	2009	2008
Cash Flows from Financing Activities:
Proceeds from borrowings	$80	$12,766
Principal repayments	(17,413)	(24,523)
Excess tax benefits from stock-based payment arrangements	5	24
Deferred financing charges	(2)	(199)
Proceeds from exercise of options	25	672
Purchase of subsidiary shares	(1,136)	-

Net cash used in financing activities	(18,441)	(11,260)

Effect of Exchange Rate Changes on Cash	797	(1,116)

Increase (Decrease) in Cash and Cash Equivalents	21,455	(9,505)

Decrease in Cash and Cash Equivalents related to Discontinued Operations	1,464	4,429

Cash and Cash Equivalents at Beginning of Period	7,835	11,742

Cash and Cash Equivalents at End of Period	$30,754	$6,666

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the nine months ended September 30,
	2009	2008
Interest paid	$2,492	$3,829
Income taxes paid	$812	$1,232

Supplemental Disclosure of Non-Cash Financing Activities:

Please refer to Note 2 to the Company’s condensed consolidated financial statements for details of the Company’s recent dispositions.

See notes to condensed consolidated financial statements.

--8--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2009, the Company owned and/or managed casino operations in North America and international waters through various wholly owned entities. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other projects in various stages of development. See Note 2 for a discussion of the Company’s discontinued operations. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

	September 30, 2009	December 31, 2008	September 30, 2008
Canadian dollar (CAD)	1.0722	1.2246	1.0599
Czech koruna (CZK)	N/A	19.2550	17.4240
Euros (€)	0.6835	0.7184	0.7103
Polish zloty (PLN)	2.8852	2.9709	2.4094
South African rand (ZAR)	7.5401	9.3410	8.3195
Source: Pacific Exchange Rate Service

--9--

Recently Adopted Accounting Guidance

In July 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative US GAAP. The Codification supersedes all existing non-SEC accounting and reporting standards under US GAAP.  The Codification does not change existing US GAAP.

In June 2009, the Company adopted authoritative guidance issued by the FASB establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2009, the Company adopted authoritative guidance issued by the FASB requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted authoritative guidance issued by the FASB establishing new accounting, reporting and disclosure standards for minority interests. Minority interests are now characterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As of December 31, 2008, noncontrolling interests of $4.7 million have been classified as a component of shareholders’ equity in the accompanying condensed consolidated balance sheets.

Subsequent Events

Management performed an evaluation of the Company’s activity through November 6, 2009, the date the financial statements were available to be issued. In addition to the events disclosed in the footnotes below, in October 2009 the Company recorded an additional gain of $0.3 million on the conversion of ZAR 98.8 million to approximately $13.4 million.

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. As of September 30, 2009, there was $1.2 million remaining under the repurchase program. On November 5, 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not purchase any shares of its common stock on the open market during the nine months ended September 30, 2009 and 2008. The repurchase program has no set expiration or termination date.

--10--

2.           DISCONTINUED OPERATIONS

On December 5, 2008, the Company entered into an agreement to sell the Century Casino Millennium in Prague, Czech Republic for approximately $2.2 million (CZK 22.0 million plus $1.2 million).  Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to the Company at closing on February 11, 2009, with the balance payable over the 12-month period following the closing. The Company received $0.4 million in August 2009. As of September 30, 2009, the Company has recorded the remaining $0.4 million as a component of receivables, net on the accompanying condensed consolidated balance sheet. The Company received $0.2 million in October 2009. For the nine months ended September 30, 2009, the Company recorded a gain of $0.9 million relating to the disposition of the Century Casino Millennium.

On December 19, 2008, Century Resorts Ltd (“CRL”) entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (Pty) Limited (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to CRL at closing on June 30, 2009. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. On September 29, 2009, CRL received an additional ZAR 17.3 million ($2.3 million) that was previously held in retention and an additional ZAR 3.2 million ($0.4 million) for the increase in the net asset value (“NAV”) of CCA between December 31, 2008 and June 30, 2009.

Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, CRL received the final outstanding payment of ZAR 98.8 million ($13.4 million). As of September 30, 2009, approximately ZAR 98.8 million ($13.4 million) has been classified as a component of receivables, net on the condensed consolidated balance sheet.

At closing, the Company recognized a gain of ZAR 163.1 million (approximately $19.8 million). In September 2009, the Company recorded an additional gain of ZAR 3.2 million ($0.4 million) as a result of the NAV adjustment. As the Company did not receive final transaction approval by the KwaZulu-Natal Gambling Board until October 7, 2009, an additional gain relating to the sale of Century Casino & Hotel in Newcastle, Africa of ZAR 12.2 million (approximately $1.6 million) has been deferred until October 2009, and is recorded as a deferred gain on disposition on the September 30, 2009 condensed consolidated balance sheet.

The results of the Century Casino Millennium, the Caledon Hotel, Spa & Casino and the Century Casino & Hotel in Newcastle are classified as discontinued operations in the accompanying condensed consolidated statements of earnings for all periods presented, as applicable. Net operating revenue of discontinued operations was $7.9 million for the three months ended September 30, 2008. Net operating revenue of discontinued operations was $11.2 million and $23.0 million for the nine months ended September 30, 2009 and 2008, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. The Company’s discontinued operations had a combined carrying value of approximately $25.2 million at December 31, 2008.

--11--

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2008 which are included as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated December 31, 2008 balance sheet:

Amounts in thousands	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,464
Restricted cash	104
Receivables, net	278
Prepaid expenses	287
Inventories	244
Other current assets	21
Total current assets	2,398

Property and equipment, net	22,650
Goodwill	704
Casino licenses	8,356
Deferred income taxes – foreign	764
Other assets	1,111
Total Assets	$35,983

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$3,405
Accounts payable and accrued liabilities	2,076
Accrued payroll	453
Taxes payable	1,035
Total current liabilities	6,969

Long-term debt, less current portion	3,801
Total Liabilities	10,770
Net Assets	$25,213

3.	EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized unaudited financial information of CPL:

Amounts in thousands (in USD):	September 30, 2009	December 31, 2008

Balance Sheet:
Current assets	$3,525	$3,208
Noncurrent assets	$15,609	$16,751
Current liabilities	$11,165	$10,530
Noncurrent liabilities	$4,084	$3,842

--12--

Amounts in thousands (in PLN):	September 30, 2009	December 31, 2008

Balance Sheet:
Current assets	PLN 10,172	PLN 9,532
Noncurrent assets	PLN 45,036	PLN 49,766
Current liabilities	PLN 32,212	PLN 31,284
Noncurrent liabilities	PLN 11,753	PLN 11,414

	For the three months ended September 30,				For the nine months ended September 30,
	2009		2008		2009		2008
Operating Results (in USD):
Net operating revenue		$10,617		$14,036		$30,986		$44,340
Net earnings		$99		$654		$828		$2,298

Operating Results (in PLN):
Net operating revenue	PLN	31,142	PLN	30,870	PLN	99,305	PLN	100,146
Net earnings	PLN	309	PLN	1,282	PLN	2,662	PLN	4,880

The Company’s maximum exposure to losses at September 30, 2009 was $11.1 million, the value of its equity investment in CPL. Of the $11.1 million, $8.8 million relates to goodwill recorded at the time of the Company’s acquisition of its 33.3% ownership interest in CPL.

4.           LONG-TERM DEBT

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

Amounts in thousands	September 30, 2009	December 31, 2008
Term Loan – Edmonton	$16,127	$15,050
Term Loan – Cripple Creek	-	4,255
Term Loan – Central City	6,818	17,600
Other	368	458

Total long-term debt	23,313	37,363
Less current portion	(8,490)	(8,862)
Long-term portion	$14,823	$28,501

Term Loan – Cripple Creek

In connection with the Company’s sale of its interest in CCA, the Company pledged to repay the entire balance outstanding on its debt related to the Company’s property in Cripple Creek. On July 7, 2009, the entire principal balance outstanding of $2.7 million was repaid.

--13--

Term Loan – Central City

With the proceeds from the sale of CCA, on July 17, 2009, the Company repaid $6.0 million of principal on its debt related to its Central City, Colorado property. On October 22, 2009, the Company repaid the outstanding balance of $7.2 million, which includes principal, accrued interest and unpaid charges arising from earlier prepayments of principal. The Company did not incur any additional charges for these repayments. In connection with these repayments, the Company wrote off unamortized deferred financing charges of $1.0 million for the three months ended September 30, 2009.

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. Coupons are valid for defined periods of time. The Company expects the net win from a customer visit to be in excess of the value of the coupon utilized. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

Members of the Company’s casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 include the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2009	2008	2009	2008
Hotel, Food & Beverage	$845	$914	$2,343	$2,346
Coupons	542	659	1,670	2,009
Player Points	495	490	1,404	1,447
Total Promotional Allowances	$1,882	$2,063	$5,417	$5,802

6.           IMPAIRMENTS AND OTHER WRITE-OFFS

In 2008, the Company recorded goodwill impairments of $7.2 million for WMCK Venture Corp., a wholly-owned subsidiary that owns Womacks in Cripple Creek, Colorado, and $2.1 million for CC Tollgate LLC, a wholly-owned subsidiary that owns the Century Casino & Hotel in Central City, Colorado.

--14--

7.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for realization on a quarterly basis by reviewing the Company’s internal estimates for future net income.

Due to the uncertainty of future taxable income, the Company established a valuation of its U.S. deferred tax assets during the third quarter of 2008. As of September 30, 2009, deferred tax assets of $8.5 million resulting primarily from the Company’s net operating losses in the U.S. were fully reserved.

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
•	Accumulation of net income before tax utilizing a look-back period of three years.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax provisions consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2009	2008	2009	2008
Provision for U.S. federal income taxes	$23	$(779)	$55	$(2,348)
Provision for state income taxes	-	(111)	-	(335)
Valuation allowance established for U.S. and state income taxes	-	6,020	-	6,020
Provision for foreign income taxes	177	333	464	913
Total provision for income taxes	$200	$5,463	$519	$4,250

The Company’s income tax expense (benefit) by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months ended September 30, 2009			For the three months ended September 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$690	$183	26.5%	$998	$314	31.5%
United States (1)	(1,638)	23	(1.4%)	(11,163)	5,130	(46.0%)
Mauritius (2)	(242)	(7)	2.9%	250	13	5.2%
Austria	241	1	0.4%	82	6	7.3%
Poland	(30)	-	-%	(39)	-	-%
Total	$(979)	$200	(20.4%)	$(9,872)	$5,463	(55.3%)
(1) 2009 includes an accrual for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

--15--

Amounts in thousands	For the nine months ended September 30, 2009			For the nine months ended September 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,981	$536	27.1%	$2,782	$840	30.2%
United States (1)	(4,750)	55	(1.2%)	(16,468)	3,337	(20.3%)
Mauritius (2)	(1,512)	(77)	5.1%	1,379	55	4.0%
Austria	928	5	0.5%	15	18	120.0%
Poland	189	-	-%	558	-	-%
Total	$(3,164)	$519	(16.4%)	$(11,734)	$4,250	(36.2%)
(1) 2009 includes an accrual for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

8.           EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards.  The weighted average shares outstanding were computed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Weighted average common shares	23,622,974	23,522,763	23,557,398	23,432,279
Dilutive effect of stock options and warrants	-	-	-	-
Dilutive potential common shares	23,622,974	23,522,763	23,557,398	23,432,279

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Stock options and warrants	1,268,271	985,210	1,268,271	985,210
Unvested restricted stock	280,000	360,000	280,000	360,000

--16--

9.           SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	September 30, 2009	December 31, 2008

United States	$59,847	$62,349

International:
Canada	$32,573	$29,299
Europe	11,355	10,836
International waters	959	627
Total international	44,887	40,762
Total	$104,734	$103,111
* Long-lived assets consist of property and equipment, goodwill and equity investment from continuing operations.

	Net Operating Revenue
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2009	2008	2009	2008
United States	$8,037	$7,741	$21,391	$22,509

International:
Canada	$5,090	$5,656	$14,729	$17,008
International waters	597	569	1,487	1,852
Total international	5,687	6,225	16,216	18,860
Total	$13,724	$13,966	$37,607	$41,369

10.	RELATED PARTY TRANSACTION

On July 27, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL paid $1.1 million in August 2009. The Company expects to repay the remainder in November 2009. The Company’s Co CEOs and their respective family trusts/foundation collectively owned these shares.

--17--

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

We also operate ship-based casinos aboard the Silver Cloud and the vessels of Oceania Cruises. Effective October 16, 2008, we terminated operations aboard the World of Residensea. On November 24, 2008, we entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI Cruises”), a joint venture between Royal Caribbean Cruise Line and German tour operator TUI Reisen, under which we have agreed to operate casinos on all cruise ships that TUI Cruises places into service before December 31, 2012. The first vessel went into service in May 2009.

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

--18--

From time to time, we may sell existing businesses in order to raise capital for future acquisitions, fund new development opportunities, improve our other locations or repay debt financing. On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium located in Prague, Czech Republic, for approximately $2.2 million (CZK 22.0 million plus $1.2 million).  Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the 12 months following the closing. We received $0.4 million in August 2009 and $0.2 million in October 2009. At closing, we recognized a gain of $0.9 million related to the disposition of the Century Casino Millennium.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to us at closing on June 30, 2009. On September 29, 2009, we received an additional ZAR 17.3 million ($2.3 million) that was previously held in retention and an additional ZAR 3.2 million ($0.4 million) based on a net asset value (“NAV”) adjustment. At closing, we recognized a gain of ZAR 163.1 million (approximately $19.8 million). In September 2009, we recorded an additional gain of ZAR 3.2 million ($0.4 million) as a result of the NAV adjustment.  Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, we received the final outstanding payment for the sale of CCA of ZAR 98.8 million ($13.4 million). An additional gain of ZAR 12.2 million (approximately $1.6 million) has been recorded in October 2009.

With the proceeds from the sale of CCA, on July 7, 2009, we repaid the entire principal balance outstanding of $2.7 million on our debt related to our Cripple Creek, Colorado property. On July 17, 2009, we repaid $6.0 million of principal on our debt related to our Central City, Colorado property. On October 22, 2009, we repaid the outstanding balance of $7.2 million on our Central City debt, which includes principal, accrued interest and unpaid charges arising from earlier prepayments of principal. In connection with these repayments, we wrote off unamortized deferred financing charges of $1.0 million during the third quarter of 2009.

On July 27, 2009, Century Resorts Ltd (“CRL”) entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that the Company previously did not own for $1.6 million. CRL paid $1.1 million in August 2009. The Company expects to repay the remainder in November 2009. Our Co CEOs and their respective family trusts/foundation collectively owned these shares.

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

--19--

Effective as of July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, can now be open for 24 hours and add roulette and craps tables. We have implemented all of these changes at our Colorado casinos, and management believes that these changes have positively impacted our gaming revenue in the Colorado gaming markets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Canadian dollar (CAD)	1.0984	1.0407	1.1702	1.0185
Czech koruna (CZK)	N/A	16.0745	21.1428	16.3418
Euros (€)	0.6995	0.6668	0.7337	0.6582
Polish zloty (PLN)	2.9346	2.2040	3.2170	2.2571
South African rand (ZAR)	7.8000	7.7805	8.7347	7.6998
Source: Pacific Exchange Rate Service

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2009 and 2008 are below (in thousands, except per share data). Unless otherwise noted, these results exclude discontinued operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Gaming revenue	$12,804	$13,122	$35,414	$39,108
Net operating revenue	13,724	13,966	37,607	41,369
Total operating costs and expenses	12,969	23,111	37,226	50,839
Earnings from equity investment	33	218	276	766
Operating earnings (loss) from continuing operations	788	(8,927)	657	(8,704)
Loss from continuing operations	(1,179)	(15,335)	(3,683)	(15,984)
Earnings from discontinued operations	461	1,268	23,140	3,473
Net (loss) earnings attributable to Century Casinos, Inc. and subsidiaries	(727)	(14,198)	18,521	(12,822)
Earnings per share
Basic
Loss from continuing operations	(0.05)	(0.65)	(0.15)	(0.69)
Net (loss) earnings	(0.03)	(0.60)	0.79	(0.55)
Diluted
Loss from continuing operations	(0.05)	(0.65)	(0.15)	(0.69)
Net (loss) earnings	(0.03)	(0.60)	0.79	(0.55)

--20--

The decrease in net operating revenue from $14.0 million for the three months ended September 30, 2008 to $13.7 million for the three months ended September 30, 2009 is the result of a $0.6 million decline in gaming revenue at our property in Edmonton, partially offset by an increase in net operating revenue at our properties in Colorado of $0.3 million resulting from increased betting limits, new table games and 24 hour gambling. Net operating revenue in Edmonton was down due to lower table game revenue and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 5.5% during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The decrease in net operating revenue from $41.4 million for the nine months ended September 30, 2008 to $37.6 million for the nine months ended September 30, 2009 can be attributed to decreased gaming revenue at all of our properties period over period and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 14.9%. Further declines in the average exchange rate between the U.S. dollar and the Canadian dollar may adversely affect the results of operations of our Canadian casino when reported in U.S. dollars.

The decrease in operating costs and expenses from $23.1 million for the three months ended September 30, 2008 to $13.0 million for the three months ended September 30, 2009 is primarily the result of (i) the write-off of $9.3 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado in 2008, which increased our operating expenses for the three months ended September 30, 2008, (ii) a decrease in gaming expenses in Canada that are directly related to the decline in gaming revenue during the third quarter of 2009 as compared to the third quarter of 2008, and (iii) a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 5.5% during the third quarter of 2009, partially offset by an increase in gaming expenses at our Colorado casinos resulting from improved revenue and additional staffing during the third quarter of 2009 as compared to the third quarter of 2008.

The decrease in operating costs and expenses from $50.8 million for the nine months ended September 30, 2008 to $37.2 million for the nine months ended September 30, 2009 is primarily the result of the write-off of $9.3 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado in 2008, cost saving measures undertaken at our Colorado casinos during the first nine months of 2009 and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 14.9% during the first nine months of 2009 as compared to the first nine months of 2008.

The decrease in losses from continuing operations from a loss of $15.3 million for the three months ended September 30, 2008 to a loss of $1.2 million for the three months ended September 30, 2009 was due to a decrease in operating losses from continuing operations of $9.7 million (of which $9.3 million of the difference relates to the write-off of goodwill during the third quarter of 2008) and the establishment of a tax valuation allowance of $6.0 million during the third quarter of 2008. This was offset by an increase in interest expense of $0.7 million resulting primarily from the write off of unamortized deferred financing charges related to the early repayment of our Central City debt, a decrease of $0.2 million in earnings from our equity investment in CPL and additional foreign currency losses of $0.1 million.

The decrease in losses from continuing operations from a loss of $16.0 million for the nine months ended September 30, 2008 to a loss of $3.7 million for the nine months ended September 30, 2009 was due to a decrease in operating losses from continuing operations of $9.4 million (of which $9.3 million of the difference relates to the write-off of goodwill during the third quarter of 2008) and the establishment of a tax valuation allowance of $6.0 million during the third quarter of 2008. This was offset by an increase in interest expense of $0.3 million, a decrease of $0.5 million in earnings from our equity investment in CPL and additional foreign currency losses of $0.4 million.

--21--

Net operating revenue by property for the three and nine months ended September 30, 2009 and 2008 is summarized below (in thousands):

	For the three months ended September 30, (1)		For the nine months ended September 30, (1)
	2009	2008	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,090	$5,656	$14,729	$17,008
Womacks (Cripple Creek, Colorado)	3,246	3,086	8,259	8,827
Century Casino & Hotel (Central City, Colorado)	4,791	4,655	13,132	13,679
Cruise Ships	597	569	1,487	1,852
Casinos Poland (Poland) (2)	-	-	-	-
Corporate	-	-	-	3
Net operating revenue	$13,724	$13,966	$37,607	$41,369
(1)	Excludes discontinued operations
(2)	Accounted for as an equity investment

Earnings (losses) from operations by property for the three and nine months ended September 30, 2009 and 2008 are summarized below (in thousands):

	For the three months ended September 30, (1)		For the nine months ended September 30, (1)
	2009	2008	2009	2008

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,436	$1,674	$4,146	$5,133
Womacks (Cripple Creek, Colorado) (2)	461	(7,121)	567	(7,259)
Century Casino & Hotel (Central City, Colorado) (3)	454	(1,700)	993	(1,158)
Cruise Ships	65	(3)	16	119
Casinos Poland (Poland) (4)	33	218	276	766
Corporate	(1,661)	(1,995)	(5,341)	(6,305)
Earnings (loss) from operations	$788	$(8,927)	$657	$(8,704)
(1)	Excludes discontinued operations
(2)	Goodwill impairment decreased earnings from operations by $7.2 million in 2008
(3)	Goodwill impairment decreased earnings from operations by $2.1 million in 2008
(4)	Accounted for as an equity investment

Three months ended September 30, 2009 vs 2008

Revenue

The following revenue discussion excludes discontinued operations. Net operating revenue for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,
	2009	2008	Variance	Percentage Variance

Gaming	$12,804	$13,122	$(318)	(2.4%)
Hotel, food and beverage	2,279	2,396	(117)	(4.9%)
Other	523	511	12	2.3%
Gross revenue	15,606	16,029	(423)	(2.6%)
Less promotional allowances	1,882	2,063	(181)	(8.8%)
Net operating revenue	$13,724	$13,966	$(242)	(1.7%)

--22--

Gaming revenue

Gaming revenue decreased by $0.3 million, or 2.4%, from $13.1 million for the three months ended September 30, 2008 to $12.8 million for the three months ended September 30, 2009. Lower gaming revenue in Edmonton, primarily due to decreased play and a decline in the average exchange rate between the U.S. dollar and Canadian dollar, was partially offset by increased gaming revenue at our U.S. properties, which management attributes to the increase in betting limits, the introduction of new table games and 24-hour gaming in Colorado.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $0.6 million, or 13.8%, from $4.3 million for the three months ended September 30, 2008 to $3.7 million for the three months ended September 30, 2009, primarily resulting from a lower hold on table games and a 5.5% decline in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended September 30, 2009 compared to the average exchange rate for the three months ended September 30, 2008. Gaming revenue in Canadian dollars decreased by CAD 0.4 million, or 9.0%, from CAD 4.4 million for the three months ended September 30, 2008 to CAD 4.0 million for the three months ended September 30, 2009. This decrease is the result of a decrease of 16.8% in table revenue (particularly baccarat) and a decrease of 3.1% in slot revenue. Management believes that revenue at our casino in Edmonton has been negatively impacted by a slow economy and road construction that is making accessibility to our casino difficult. The road construction was completed the first week of November.

As previously mentioned, on July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Management believes that these changes have positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

Gaming revenue at Womacks in Cripple Creek increased by $0.2 million, or 6.4%, from $3.3 million for the three months ended September 30, 2008 to $3.5 million for the three months ended September 30, 2009. Management attributes this increase to the change in gaming laws in Colorado, but ,as described above, believes that growth has been limited due to the poor economic conditions. The Cripple Creek gaming market increased by 2.4% from the three months ended September 30, 2008 to the three months ended September 30, 2009. Our share of the Cripple Creek gaming market increased from 8.1% for the three months ended September 30, 2008 to 8.6% for the three months ended September 30, 2009.

Gaming revenue at the Century Casino and Hotel in Central City remained flat at $5.0 million when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. The combined Central City and Black Hawk gaming market increased by 9.9% from the three months ended September 30, 2008 to the three months ended September 30, 2009. Management attributes this increase to the change in gaming laws in Colorado, but, as described above, believes that growth has been limited due to the poor economic conditions. Our market share of the combined Central City and Black Hawk gaming revenue decreased from 3.3% for the three months ended September 30, 2008 to 3.0% for the three months ended September 30, 2009. Management believes this decline is the result of our larger competitors attracting more customers during the period immediately after the new gaming laws went into effect.  Our share of the Central City gaming revenue decreased from 28.6% for the three months ended September 30, 2008 to 27.5% for the three months ended September 30, 2009.

Gaming revenue aboard the cruise ships on which we operate remained flat at $0.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

--23--

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.1 million, or 4.9%, from $2.4 million for the three months ended September 30, 2008 to $2.3 million for the three months ended September 30, 2009. Hotel, food and beverage revenue at Womacks declined by $0.1 million, resulting primarily from the elimination of a special food promotion that we offered during the third quarter of 2008.

Promotional allowances

Promotional allowances decreased by $0.2 million, or 8.8%, from $2.1 million for the three months ended September 30, 2008 to $1.9 million for the three months ended September 30, 2009, primarily due to a decline in coupons awarded at the casinos. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
	2009	2008	Variance	Percentage Variance

Gaming	$5,196	$5,284	$(88)	(1.7%)
Hotel, food and beverage	1,807	1,918	(111)	(5.8%)
General and administrative	4,440	4,793	(353)	(7.4%)
Impairments and other write-offs	-	9,357	(9,357)	-
Depreciation	1,526	1,759	(233)	(13.2%)
Total operating costs and expenses	$12,969	$23,111	$(10,142)	(43.9%)

Gaming expenses

Gaming expenses decreased $0.1 million, or 1.7%, from $5.3 million for the three months ended September 30, 2008 to $5.2 million for the three months ended September 30, 2009. Declines in gaming expenses in Edmonton that are directly related to a decline in gaming revenue and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar, were partially offset by increased gaming expenses in Colorado as discussed below.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.3 million, or 17.9%, from $1.7 million for the three months ended September 30, 2008 to $1.4 million for the three months ended September 30, 2009. In Canadian dollars, gaming expenses decreased by CAD 0.3 million, or 14.4%, from CAD 1.8 million for the three months ended September 30, 2008 to CAD 1.5 million for the three months ended September 30, 2009, primarily due to a decrease in payroll.

Gaming expenses at Womacks increased $0.2 million, or 14.8%, from $1.1 million for the three months ended September 30, 2008 to $1.3 million for the three months ended September 30, 2009. Payroll expenses at the casino increased by $0.2 million, the result of adding dealers for new table games at the casino and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009.

--24--

Gaming expenses at the Century Casino & Hotel in Central City increased $0.1 million, or 5.2%, from $2.0 million for the three months ended September 30, 2008 to $2.1 million for the three months ended September 30, 2009. Payroll expenses at the casino increased by $0.1 million, the result of adding dealers for new table games at the casino and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009.

Gaming expenses aboard the cruise ships on which we operate declined by $0.1 million, or 12.0%, from $0.5 million for the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.1 million, or 5.8%, from $1.9 million for the three months ended September 30, 2008 to $1.8 million for the three months ended September 30, 2009. Food expenses at Womacks decreased by $0.1 million due to above average levels of expenses resulting from a special food promotion at Womacks during the three months ended September 30, 2008.

General and administrative expenses

General and administrative expenses decreased by $0.4 million, or 7.4%, from $4.8 million for the three months ended September 30, 2008 to $4.4 million for the three months ended September 30, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton remained flat at $1.1 million when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008, primarily due to the decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.1 million, or 12.5%, from CAD 1.1 million for the three months ended September 30, 2008 to CAD 1.2 million for the three months ended September 30, 2009, primarily due to an increases in payroll expenses and property taxes.

General and administrative expenses at Womacks decreased by $0.1 million, or 10.8%, from $0.8 million for the three months ended September 30, 2008 to $0.7 million for the three months ended September 30, 2009, due to decreases in payroll expense and maintenance charges.

General and administrative expenses at the Century Casino & Hotel in Central City remained flat at $1.0 million when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Decreases in insurance charges and maintenance charges were offset by a slight increase in payroll expenses.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Corporate expenses decreased by $0.3 million, or 16.8%, from $1.9 million for the three months ended September 30, 2008 to $1.6 million for the three months ended September 30, 2009, primarily due to a decline in payroll expense of $0.2 million and slight decreases in travel expenses and investor relations expenses.

--25--

At September 30, 2009, we had $1.0 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.2 million is expected to be recognized over the remainder of 2009, and $0.8 million is expected to be recognized in subsequent years through 2011.

Impairments and other write-offs

For the three months ended September 30, 2008, we recorded $9.3 million in impairments of goodwill related to Womacks in Cripple Creek, Colorado, and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations experienced a significant decline in gaming revenue which we deemed to be an indicator of potential impairment. As a result, we performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense decreased by $0.2 million, or 13.2%, from $1.7 million for the three months ended September 30, 2008 to $1.5 million for the three months ended September 30, 2009. The decrease is primarily the result of a decline in depreciation expense at Womacks of $0.2 million as gaming equipment with short depreciable lives has become fully depreciated. Depreciation expense at our remaining properties remained flat period over period.

Non-operating income (expense)

Non-operating income (expense) for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,
	2009	2008	Variance	Percentage Variance

Interest income	$33	$4	$29	725.0%
Interest expense	(1,618)	(879)	(739)	84.1%
Gains (losses) on foreign currency translation and other	(182)	(70)	(112)	160.0%
Non-operating expense	$(1,767)	$(945)	$(822)	87.0%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The increase in interest expense is primarily due to the write off of approximately $1.0 million in deferred financing charges related to the early repayment of our Central City debt. This was partially offset by a decrease in interest expense resulting from a decrease in our average debt balance from $42.2 million for the three months ended September 30, 2008 to $27.0 million for the three months ended September 30, 2009, partially offset by an increase in interest rates on our Colorado debt. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 7.3% and 8.3% for the three months ended September 30, 2008 and 2009, respectively.

--26--

Gains (losses) on foreign currency transactions and other

We recognized foreign currency losses of $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2009, respectively. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand. In July 2009, we realized a foreign exchange loss of $0.8 million upon the conversion of approximately ZAR 228.8 million into $28.8 million. This exchange loss was offset by gains of $0.2 million recorded on the conversion of approximately ZAR 39.3 million into $5.3 million throughout the remainder of the period, exchange gains of $0.4 million on the revaluation of outstanding receivables related to the sale of CCA and gains on the revaluation of loans that we deemed to not be permanently invested.  Subsequent to the end of the quarter we recorded an additional gain of $0.3 million on the conversion of ZAR 98.8 million to approximately $13.4 million.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded $0.3 million and less than $0.1 million of earnings from our investment in CPL for the three months ended September 30, 2008 and 2009, respectively. Although net operating revenue at CPL increased slightly, our earnings decreased due to higher depreciation costs resulting from CPL’s investment in new slot machines for the Marriott Casino and increased personnel costs as CPL had to hire additional dealers. Finally, a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 33.1% negatively impacted our results when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008.

Taxes

Our foreign earnings significantly impact our tax rate. For the three months ended September 30, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $1.6 million compared to pre-tax earnings at our foreign operations of $0.6 million. We currently have a valuation allowance established for our U.S. deferred tax assets of $8.5 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, for the three months ended September 30, 2009, we did not record a tax benefit on U.S. operating losses.

Amounts in thousands	For the three months ended September 30, 2009			For the three months ended September 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$690	$183	26.5%	$998	$314	31.5%
United States (1)	(1,638)	23	(1.4%)	(11,163)	5,130	(46.0%)
Mauritius (2)	(242)	(7)	2.9%	250	13	5.2%
Austria	241	1	0.4%	82	6	7.3%
Poland	(30)	-	-%	(39)	-	-%
Total	$(979)	$200	(20.4%)	$(9,872)	$5,463	(55.3%)
(1) 2009 includes an accrual for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

--27--

Nine months ended September 30, 2009 vs 2008

Revenue

The following revenue discussion excludes discontinued operations. Net operating revenue for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine months ended September 30,
	2009	2008	Variance	Percentage Variance

Gaming	$35,414	$39,108	$(3,694)	(9.4%)
Hotel, food and beverage	6,215	6,594	(379)	(5.7%)
Other	1,395	1,469	(74)	(5.0%)
Gross revenue	43,024	47,171	(4,147)	(8.8%)
Less promotional allowances	5,417	5,802	(385)	(6.6%)
Net operating revenue	$37,607	$41,369	$(3,762)	(9.1%)

Gaming revenue

Gaming revenue decreased by $3.7 million, or 9.4%, from $39.1 million for the nine months ended September 30, 2008 to $35.4 million for the nine months ended September 30, 2009. Reduced revenue at all of our properties contributed to this decline, as discussed below.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $2.0 million, or 15.7%, from $12.7 million for the nine months ended September 30, 2008 to $10.7 million for the nine months ended September 30, 2009, primarily resulting from a 14.9% decline in the average exchange rate between the U.S. dollar and Canadian dollar compared to the average exchange rate for the nine months ended September, 2008. Gaming revenue in Canadian dollars decreased by CAD 0.4 million, or 3.2%, from CAD 12.9 million for the nine months ended September 30, 2008 to CAD 12.5 million for the nine months ended September 30, 2009, primarily due to a 7.8% decrease in table revenue (particularly baccarat). Management believes that revenue at our casino in Edmonton has been negatively impacted by a slow economy and road construction that is making accessibility to our casino difficult. The road construction was completed the first week of November.

As previously mentioned, on July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Even though revenue is down period over period, management believes that subsequent to July 2, these changes have positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

Gaming revenue at Womacks in Cripple Creek decreased by $0.7 million, or 6.9%, from $9.9 million for the nine months ended September 30, 2008 to $9.2 million for the nine months ended September 30, 2009. We are currently reviewing various marketing and other strategies to increase gaming revenue at Womacks. The Cripple Creek gaming market increased by 0.6% when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Management attributes this increase to the opening of a larger casino in May 2008 and to the change in gaming laws in Colorado, but believes that growth has been limited due to the poor economic conditions. Our market share of the Cripple Creek gaming market declined from 9.1% for the nine months ended September 30, 2008 to 8.4% for the nine months ended September 30, 2009, primarily due to a larger casino opening in Cripple Creek. This represents a 7.6% decrease in the market share while our share of the slot machines in the Cripple Creek market declined by 12.4%.

--28--

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.7 million, or 4.5%, from $14.8 million for the nine months ended September 30, 2008 to $14.1 million for the nine months ended September 30, 2009. The combined Central City and Black Hawk gaming market increased by 0.3% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Management attributes this increase to the change in gaming laws in Colorado, but believes that growth has been limited due to poor economic conditions. Our market share of the Central City and Black Hawk gaming revenue decreased from 3.3% for the nine months ended September 30, 2008 to 3.2% for the nine months ended September 30, 2009. Our market share of the Central City gaming revenue has increased slightly from 28.4% for the nine months ended September 30, 2008 to 28.5% for the nine months ended September 30, 2009.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.4 million, or 20.1%, from $1.8 million for the nine months ended September 30, 2008 to $1.4 million for the nine months ended September 30, 2009. Management believes that the cruise ships have significantly reduced their ticket prices in an effort to attract more passengers, particularly for the first nine months of 2009. Management believes that this has resulted in consumers with less discretionary income traveling on the ships, indirectly leading to less play at our casinos. Management also believes that fewer gaming days on the Silvercloud during the first quarter of 2009 and the shutdown of the casino on the Silvercloud during drydock in May 2009 negatively impacted our gaming revenue.

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.4 million, or 5.7%, from $6.6 million for the nine months ended September 30, 2008 to $6.2 million for the nine months ended September 30, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In U.S. dollars, hotel, food and beverage revenue at our casino in Edmonton decreased by $0.3 million, or 7.6%, from $3.6 million for the nine months ended September 30, 2008 to $3.3 million for the nine months ended September 30, 2009. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.2 million, or 6.0%, from CAD 3.6 million for the nine months ended September 30, 2008 to CAD 3.8 million for the nine months ended September 30, 2009.

Promotional allowances

Promotional allowances decreased by $0.4 million, or 6.6%, from $5.8 million for the nine months ended September 30, 2008 to $5.4 million for the nine months ended September 30, 2009. Promotional allowances decreased by $0.2 million at Womacks and $0.2 million at our casino in Central City due to a decline in award earning play by our customers. The retail value of complimentaries are included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

--29--

Operating Costs and Expenses

The following operating cost and expense discussion excludes discontinued operations. Operating costs and expenses for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine months ended September 30,
	2009	2008	Variance	Percentage Variance

Gaming	$14,254	$15,781	$(1,527)	(9.7%)
Hotel, food and beverage	5,006	5,278	(272)	(5.2%)
General and administrative	13,318	15,299	(1,981)	(12.9%)
Impairments and other write-offs	-	9,357	(9,357)	-
Depreciation	4,648	5,124	(476)	(9.3%)
Total operating costs and expenses	$37,226	$50,839	$(13,613)	(26.8%)

Gaming expenses

Gaming expenses decreased $1.5 million, or 9.7%, from $15.8 million for the nine months ended September 30, 2008 to $14.3 million for the nine months ended September 30, 2009, primarily due to a decrease in expenses at our Colorado casinos that are directly related to decreased gaming revenue and reduced staffing prior to July 2, 2009. Also contributing to the decrease was a decline in the average exchange rate between the U.S. dollar and the Canadian dollar.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.7 million, or 14.6%, from $4.8 million for the nine months ended September 30, 2008 to $4.1 million for the nine months ended September 30, 2009, due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, gaming expenses decreased CAD 0.1 million, or 2.8%, from CAD 4.9 million for the nine months ended September 30, 2008 to CAD 4.8 million for the nine months ended September 30, 2009 primarily due to a decrease in payroll expenses of CAD 0.2 million, offset by an increase in slot royalties of CAD 0.1 million.

Gaming expenses at Womacks decreased $0.3 million, or 8.0%, from $3.6 million for the nine months ended September 30, 2008 to $3.3 million for the nine months ended September 30, 2009. This decrease is primarily the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in royalties of $0.1 million and a decline in payroll expenses of $0.1 million.  As part of a plan to bring expenses in line with revenue levels, management reduced gaming staff levels at the casino during the first half of 2009. As of July 2, 2009, we have increased staffing since the casino is now open 24 hours and we have added new table games.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.2 million, or 4.0%, from $5.9 million for the nine months ended September 30, 2008 to $5.7 million for the nine months ended September 30, 2009, primarily due to a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a $0.1 million decrease in device fees and a $0.1 million decrease in slot conversion expenses. These decreases were partially offset by a $0.1 million increase in payroll expenses. As of July 2, 2009, we have increased staffing since the casino is now open 24 hours and we have added new table games.

Gaming expenses aboard the cruise ships on which we operate declined by $0.3 million, or 20.7%, from $1.4 million for the nine months ended September 30, 2008 to $1.1 million for the nine months ended September 30, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

--30--

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.3 million, or 5.2%, from $5.3 million for the nine months ended September 30, 2008 to $5.0 million for the nine months ended September 30, 2009, primarily due to a decline in the average exchange rate between the U.S. dollar and the Canadian dollar from the first nine months of 2008 to the first nine months of 2009. In U.S. dollars, hotel, food and beverage expenses at our casino in Edmonton decreased by $0.2 million, or 7.3%, from $2.4 million for the nine months ended September 30, 2008 to $2.2 million for the nine months ended September 30, 2009. In Canadian dollars, hotel, food and beverage expenses increased CAD 0.1 million, or 6.0%, from CAD 2.5 million for the nine months ended September 30, 2008 to CAD 2.6 million for the nine months ended September 30, 2009, primarily due to an increase in payroll of CAD 0.1 million. Hotel, food and beverage expenses at our other properties remained flat period over period.

General and administrative expenses

General and administrative expenses decreased $2.0 million, or 12.9%, from $15.3 million for the nine months ended September 30, 2008 to $13.3 million for the nine months ended September 30, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton decreased by $0.3 million, or 8.2%, from $3.6 million for the nine months ended September 30, 2008 to $3.3 million for the nine months ended September 30, 2009, primarily due to the decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.2 million, or 6.6%, from CAD 3.6 million for the nine months ended September 30, 2008 to CAD 3.8 million for the nine months September 30, 2009, primarily due to a CAD 0.1 million increase in payroll expenses and CAD 0.1 million increase in maintenance charges.

General and administrative expenses at Womacks decreased by $0.5 million, or 19.9%, from $2.5 million for the nine months ended September 30, 2008 to $2.0 million for the nine months ended September 30, 2009. This decrease was primarily due to a $0.3 million decrease in payroll expense related to reduced staffing and contract labor at the casino and a $0.1 million decrease in maintenance expenses.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.3 million, or 8.4%, from $3.0 million for the nine months ended September 30, 2008 to $2.7 million for the nine months ended September 30, 2009. The decrease is primarily the result of a $0.1 million decline in payroll expenses related to reduced staffing at the casino and the cumulative effect of cost saving measures at the casino. There were no other significant decreases in individual general and administrative expenses.

Combined general and administrative expenses aboard the cruise ships remained flat at $0.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Corporate expenses decreased by $0.9 million, or 15.4%, from $6.1 million for the nine months ended September 30, 2008 to $5.2 million for the nine months ended September 30, 2009, primarily due to a decrease in payroll expense of $0.5 million, a decline in travel expenses of $0.2 million, a decline in legal, accounting and other professional fees of $0.1 million and a decline in communication charges of $0.1 million.

--31--

Impairments and other write-offs

For the three months ended September 30, 2008, we recorded $9.3 million in impairments of goodwill related to Womacks in Cripple Creek, Colorado and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations experienced a significant decline in gaming revenue which we deemed to be an indicator of potential impairment. As a result, we performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense decreased by $0.5 million, or 9.3%, from $5.1 million for the nine months ended September 30, 2008 to $4.6 million for the nine months ended September 30, 2009. The decrease is primarily the result of gaming equipment at Womacks becoming fully depreciated and a decline in the average exchange rate between the U.S. dollar and Canadian dollar, which resulted in a decline in depreciation expense of $0.1 million at our casino in Canada. In Canadian dollars, depreciation remained flat at the casino for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Non-operating income (expense)

Non-operating income (expense) for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine months ended September 30,
	2009	2008	Variance	Percentage Variance

Interest income	$43	$26	$17	65.4%
Interest expense	(3,433)	(3,087)	(346)	11.2%
(Losses) gains on foreign currency translation and other	(431)	31	(462)	-
Non-operating expense	$(3,821)	$(3,030)	$(791)	26.1%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The increase in interest expense is primarily due to the write off of approximately $1.0 million in deferred financing charges related to the early repayment of our Central City debt. This was partially offset by a decrease in interest expense resulting from a decrease in our average debt balance from $45.7 million for the nine months ended September 30, 2008 to $31.9 million for the nine months ended September 30, 2009, offset by an increase in interest rates on our Colorado debt. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges incurred in 2008 for obtaining bank waivers of a financial covenant related to our Central City debt, was 7.4% and 8.6% for the nine months ended September 30, 2008 and 2009, respectively.

--32--

(Losses) gains on foreign currency transactions and other

We recognized foreign currency losses of $0.4 million for the nine months ended September 30, 2009. We have outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand. In July 2009, we realized a foreign exchange loss of $0.8 million upon the conversion of approximately ZAR 228.8 million into $28.8 million. This exchange loss was offset by gains of $0.2 million recorded on the conversion of approximately ZAR 39.3 million into $5.3 million throughout the remainder of the period, exchange gains of $0.4 million on the revaluation of outstanding receivables related to the sale of South Africa and gains on the revaluation of loans that we deem to be not be permanently invested.  Subsequent to the end of the quarter we recorded an additional gain of $0.3 million on the conversion of ZAR 98.8 million to approximately $13.4 million.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment.  We recorded $0.8 million and $0.3 million of earnings from our investment in CPL for the nine months ended September 30, 2008 and 2009, respectively. The decline is primarily a result of higher depreciation costs resulting from CPL’s investment in new slot machines for the Marriott Casino, increased personnel costs as CPL had to higher additional dealers and a lower hold percentage on both slot and table games during the first quarter of 2009. Furthermore, a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 42.5% negatively impacted our results when comparing the  nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Taxes

Our foreign earnings significantly impact our tax rate. For the nine months ended September 30, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $4.8 million compared to pre-tax earnings at our foreign operations of $1.6 million. We currently have a valuation established for our U.S. deferred tax assets of $8.5 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate.  Accordingly, for the nine months ended September 30, 2009, we did not record a tax benefit on U.S. operating losses.

Amounts in thousands	For the nine months ended September 30, 2009			For the nine months ended September 30, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$1,981	$536	27.1%	$2,782	$840	30.2%
United States (1)	(4,750)	55	(1.2%)	(16,468)	3,337	(20.3%)
Mauritius (2)	(1,512)	(77)	5.1%	1,379	55	4.0%
Austria	928	5	0.5%	15	18	120.0%
Poland	189	-	-%	558	-	-%
Total	$(3,164)	$519	(16.4%)	$(11,734)	$4,250	(36.2%)
(1) 2009 includes an accrual for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

--33--

Discontinued Operations

The results of the operations of CCA (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the three and nine months ended September 30, 2009 and 2008 are below (in thousands, except for per share information):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Gaming revenue	$-	$6,694	$9,533	$19,645
Net operating revenue	45	7,895	11,248	23,018
Total operating costs and expenses	82	6,046	7,836	17,832
Operating earnings from discontinued operations	(37)	1,849	3,412	5,186
Net earnings from discontinued operations	461	1,268	23,140	3,473
Earnings per share from discontinued operations
Basic	0.02	0.05	0.94	0.14
Diluted	0.02	0.05	0.94	0.14

On February 11, 2009, we ceased operations at the Century Casino Millennium upon its sale to an unrelated third party. For the nine months ended September 30, 2009, we recorded gains of $0.9 million related to the disposition of the Century Casino Millennium.

On June 30, 2009, we ceased operations at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle upon its sale to an unrelated third party. Prior to this time, results from these operations had declined due to lower customer attendance and declines in the average exchange rate between the U.S. dollar and the South African rand. Management believes that gaming revenue decreased at the Caledon mostly because of a decline in consumer discretionary spending. For the three months ended September 30, 2009, we recorded a gain of $0.4 million on the disposition of CCA resulting from an NAV adjustment. For the nine months ended September 30, 2009, we recorded gains of $20.3 million related to the disposition of CCA.

Final transaction approval for the sale of CCA was received on October 7, 2009. On October 14, 2009, we received the final outstanding payment of ZAR 98.8 million ($13.4 million). An additional gain of $1.6 million has been recorded in October 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Unless otherwise indicated, the following discussion on cash flows includes discontinued operations.

Cash and cash equivalents totaled $30.8 million at September 30, 2009, and we had working capital (current assets minus current liabilities) of $26.2 million compared to cash and cash equivalents of $7.8 million (excluding cash of $1.5 million related to discontinued operations) and negative working capital of $7.8 million (excluding assets and liabilities held for sale) at December 31, 2008.

We use the cash flows that we generate to maintain operations, repay existing third party debt, fund reinvestment in existing properties for both refurbishment and expansion projects and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities.

--34--

For the nine months ended September 30, 2008, $5.5 million of net cash was provided by operating activities. For the nine months ended September 30, 2009, $4.9 million of net cash was provided by operating activities.  For a description of our operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations, above.

Cash provided by investing activities of $34.2 million for the nine months ended September 30, 2009 consisted of $34.4 million in net proceeds received from the sale of CCA, $1.4 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by $0.5 million of gaming equipment additions on a cruise ship-based casino placed in service in May 2009; $0.6 million in additions at Womacks for digital surveillance equipment; $0.2 million of capital projects and building improvements in Edmonton; $0.1 million in gaming and surveillance equipment additions in Central City; $0.1 million of capital project additions at the Caledon; and $0.2 million of cumulative additions at our other remaining properties.

Cash used in investing activities of $2.6 million for the nine months ended September 30, 2008 consisted of $0.7 million in capital project additions at Womacks; $0.2 million in gaming and non-gaming additions in Central City; $0.4 million of furniture and non-gaming equipment additions in Edmonton; $0.9 million in capital project additions at Caledon; $0.3 million in gaming equipment and capital project additions at Newcastle; and $0.2 million of cumulative additions at our other remaining properties. These cash payments were partially offset by $0.2 million received from the disposition of assets.

Cash used in financing activities of $18.4 million for the nine months ended September 30, 2009 consisted of repayments of $10.8 million towards the Central City term loan; repayments of $4.3 million towards the Womacks term loan; repayments of $1.0 million towards the Edmonton term loan; net repayments of $1.1 million towards our South African term loans; and capital lease repayments of $0.1 million. Our subsidiary, CRL, also paid $1.1 million to repurchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own. Our Co CEOs and their respective family trusts/foundation collectively owned these shares.

Cash used in financing activities of $11.3 million for the nine months ended September 30, 2008 consisted of repayments of $1.8 million towards the Central City term loan; repayments of $1.1 million towards the Edmonton term loan; net repayments of $6.9 million towards the Womacks revolving credit facility that we previously had; net repayments of $2.0 million towards our South African term loans; and payments of $0.2 million for fees associated with the amendment of debt agreements for the Central City term loan and Womacks revolving credit facility. These repayments were partially offset by $0.7 million of proceeds from stock option exercises.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. As of September 30, 2009, there was $1.2 million remaining under the repurchase program. We did not purchase any shares of our common stock on the open market during the nine months ended September 30, 2009 and 2008. On November 5, 2009, we increased the amount available to be repurchased to $15.0 million. The repurchase program has no set expiration or termination date.

--35--

Potential Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and proceeds from the issuance of equity securities. In addition, cash from the sales transactions discussed below have enhanced our liquidity.

On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium, for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the 12 months following closing. We received $0.4 million in August 2009 and $0.2 million in October 2009.

On December 19, 2008, a subsidiary of ours entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of ZAR 460.0 million (approximately $59.4 million) less the balance of third party South African debt and other agreed to amounts. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to us at closing on June 30, 2009. On September 29, 2009, we received an additional ZAR 17.3 million ($2.3 million) that was previously held in retention and an additional ZAR 3.2 million ($0.4 million) based on a NAV adjustment. Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, we received the final outstanding payment of ZAR 98.8 million ($13.4 million).

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from cash on hand, our gaming operations and the remaining proceeds from the sale of CCA. We intend to continue to rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, capital expenditures at our casinos, interest and principal payments on outstanding debt. Proceeds from the sale of CCA may also be used to repay other debt, repurchase shares of our outstanding common stock, fund future developments or acquisitions and/or fund capital improvements at existing locations. On October 22, 2009, we repaid the entire balance outstanding of $7.2 million on our debt related to our Central City, Colorado property.

On July 27, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL paid $1.1 million in August 2009, with the remainder expected to be paid in November 2009.

We believe that our cash at September 30, 2009, together with expected cash flows from operations and from the sales of our casinos in the Czech Republic and South Africa, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

--36--

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--37--

PART II - OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits

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

4.2
Firt Supplement to Rights Agreement dated April 2000, between Century Casinos, Inc. and American Securities Transfer & Trust, Inc., as Rights Agent, is hereby incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

--38--

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Larry Hannappel
Larry Hannappel
Senior Vice President (Principal Financial Officer)
Date: November 6, 2009

--39--

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

--40--