Form 10-K
CENTURY CASINOS INC /CO/
filed 2010-03-15
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of $2.98 for the Common Stock on the NASDAQ Stock Market on that date, was $62,750,954. For purposes of this calculation only, officers and directors of the registrant are considered affiliates.

As of February 28, 2010, the registrant had 23,809,368 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2009.

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

Our main goal is to grow our business worldwide by actively pursuing the development of new gaming opportunities and reinvesting in the success of our existing operations. Our strategy for obtaining this goal focuses primarily on the development and operation of mid-size regional casinos (i.e., in the context of the U.S. casino market, up to 1,500 gaming positions) that cater mostly to the local population. We believe that mid-size regional casinos offer attractive opportunities for the following reasons:

-	Due to the focus on local customers from the surrounding region, most of our casinos generate a high proportion of repeat business;
-	Mid-size regional casinos are less affected by trends in international travel; and
-	Mid-size regional casinos have smaller capital expenditure requirements than larger casinos.

From time to time, provided that we receive a beneficial return on our investment, we may sell existing businesses. On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium in Prague, Czech Republic, for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the 12 months following the closing. As of December 31, 2009, we were still owed $0.2 million, which we received in February 2010. At closing, we recognized a gain of $0.9 million related to the disposition of the Century Casino Millennium.

On December 19, 2008, we entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (“CCA”) for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. CCA owned the Caledon Hotel, Spa & Casino and 60% of the Century Casino & Hotel in Newcastle, Africa. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to us at closing on June 30, 2009. On September 29, 2009, we received an additional ZAR 17.3 million ($2.3 million) that was previously held in retention and an additional ZAR 3.2 million ($0.4 million) based on a net asset value (“NAV”) adjustment. Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, we received the final payment for the sale of CCA of ZAR 98.8 million ($13.4 million). We recorded total gains of $21.9 million related to the disposition of CCA.

The Century Casino Millennium and the operations of CCA are reported as discontinued operations throughout this report.

Overview of Continuing Operations

As of December 31, 2009, through various subsidiaries of ours, we own, operate or manage the following properties:

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada. The 26-room hotel opened in March 2007. Edmonton is the capital of the Canadian province of Alberta and is the second largest city in Alberta, serving a metropolitan area of over one million people. The facility has 664 slot machines, 35 table games (which includes a 24-hour poker room), 26 hotel rooms, a 400 seat showroom, 4 food/beverage outlets and a lounge with live music.

Womacks Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated Womacks Casino & Hotel (“Womacks”) in Cripple Creek, Colorado, located approximately 45 miles southwest of Colorado Springs. Womacks has 443 Ticket In/Ticket out (“TITO”) slot machines, 6 limited stakes gaming tables, 21 hotel rooms, 2 bars and a restaurant. During 2008, we completed a $1.8 million renovation of the casino which management believes has upgraded the gaming floor and dining area. In addition, we own or lease 400 parking spaces near the casino. Womacks is located on the main gaming thoroughfare in Cripple Creek.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado, located approximately 35 miles west of Denver. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. The facility has 514 TITO slot machines, 10 table games (three of which are player-banked poker tables), 26 hotel rooms, 2 bars, 2 restaurants and a 500-space on-site covered parking garage. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway connecting I-70, the main east/west interstate in Colorado, to Central City.

Casinos Poland

In March 2007, we acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL”). CPL owns and operates seven full casinos and one slot casino in Poland. CPL has been operating since 1989. We account for this investment under the equity method.

Cruise Ships

In addition to our land-based casinos, we operate five cruise ship-based casinos aboard the Silver Cloud (a Silversea Cruise vessel), the Mein Schiff (a TUI Cruises vessel) and the vessels of Oceania Cruises. We have a total of 154 slots machines and 23 table games aboard the five cruise ships. We operate these casinos pursuant to casino concessionaire agreements that give us the exclusive right to install and operate casinos aboard these vessels. These agreements also give us the right of first refusal to install casinos aboard any new ships built or acquired by these companies. The agreements with the cruise ship operators provide for cancellation by the operators with a limited notice period in the event of our default under the respective agreements.

Silver Dollar Casino – Calgary, Alberta, Canada

On December 15, 2009, we announced that our subsidiary Century Casinos Europe GmbH ("CCE") entered into a definitive agreement to acquire 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. ("FSSD") and 100% of the issued and outstanding shares of EGC Properties Ltd. ("EGC") from Grant Thornton Limited, as receiver and manager of EGC Holdings Ltd. ("Holdings"), FSSD and EGC. Prior to the closing of the transaction, FSSD and EGC collectively owned and operated the Silver Dollar Casino ("Silver Dollar") and related land in Calgary, Alberta, Canada.

The Silver Dollar is a 93,000 square foot casino facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 16 table games, 25 video lottery terminals, two restaurants, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

On April 15, 2009, Holdings, FSSD, EGC and affiliated corporations filed for protection from creditors under the Companies' Creditors Arrangement Act (Canada) in Vancouver, Canada. On June 24, 2009, Grant Thornton Limited was appointed by the courts of British Columbia, Canada as receiver and manager of Holdings, FSSD and EGC, and of their respective operations and assets. On December 21, 2009, Grant Thornton Limited obtained the Final Order and the Vesting Order from the courts of British Columbia approving the terms of the transaction with CCE.

The total consideration for the transaction is $10.7 million plus a working capital adjustment. CCE paid $1.0 million towards the acquisition on November 6, 2009. On January 13, 2010, the closing date, CCE paid an additional $10.5 million, which included $9.7 million plus $0.8 million resulting from the working capital adjustment. CCE paid for the transaction with cash on hand.

Additional Company Projects and Other Developments

In addition to the operations described above, we have a number of potential gaming projects that we are currently researching. Along with the capital needs of these potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors”.

Marketing and Competition

Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. We have also enhanced our social networking initiatives. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our players’ club.

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

Calgary, Canada - The Silver Dollar Casino in Calgary, Canada has seven competitors (two of which have a combination of hotel and casino) in the Calgary market. Our casino features an attached bowling alley with 30 lanes and a convention/event center that can accommodate over 1,000 patrons.  Using numerous forms of media, we will concentrate our marketing on the casino floor, the players’ club, upcoming entertainment at the event center and the bowling alley. The casino is located in an industrial area with the closest competition located five blocks away. With the exception of an Indian gaming operation, smoking has been banned in all Calgary casinos.

Colorado – Cripple Creek, Central City and Black Hawk are the only three Colorado cities, exclusive of two Indian gaming operations in southwestern Colorado, where casino gaming is legal. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2009, there were 16 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Black Hawk and Central City are adjoining small mountain tourist towns, located approximately one mile apart. While Central City and Black Hawk compete with one another for market share, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a large portion of the overall casino gaming market in Colorado (exclusive of the Indian gaming operations), with 58% of the total gaming devices and approximately 72% of total gaming revenues from non-Indian casinos in 2009.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At Womacks, we presently own or lease a total of 400 uncovered parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by three of our competitors in Cripple Creek impact our casino, particularly during inclement weather. Three of our competitors in the Cripple Creek market also have a larger number of hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. Our casino in Central City has a 500-space covered parking garage offering free public parking. Several other casinos in the Central City/Black Hawk market also have covered parking garages.

During 2008, we completed a $1.8 million renovation of Womacks to upgrade the gaming floor and dining area. Future renovations, which will be dependent on market development, may include upgrading existing hotel rooms, increasing the number of hotel rooms, expanding the gaming floor space to the rear of the property and adding a covered parking garage.

In 2008, a large casino opened in Cripple Creek with approximately 625 slot machines, 14 table games and 67 offsite hotel rooms, further diluting the Cripple Creek market. In 2009, a competing casino in the Central City/Black Hawk market opened a 536-room hotel with pool and spa facilities in which they invested $235 million. We believe that the opening of the casino in Cripple Creek and the hotel in Central City/Black Hawk had an adverse impact on our revenue in these markets.

In 2010, a new casino is expected to be opening across from our casino in Central City. Management believes that this casino will have approximately 200 slot machines, 5 table games, a video poker sports bar and a banquet room.

Our marketing objective for our Colorado casinos is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality. As competition in Colorado is intense, we allocate up to 35% of each casino’s gaming revenues to marketing measures. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including radio, print and billboard advertising.

Casinos Poland – Casinos Poland competes with 20 casinos and 200 slot casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, Casinos Poland’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. Casinos Poland also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers.

Cruise Ships – Market data is not available for the cruise ships. We rely on each cruise ship’s marketing efforts to attract on-board customers to our casino.

Seasonality

Canada – Our casino in Edmonton, Alberta, Canada attracts the most customers from October through April. We expect the remainder of the year to remain constant due to the local population. We expect a similar seasonality trend for our newly acquired casino in Calgary, Alberta, Canada.

Colorado – Our casinos in Colorado attract the most customers during the warmer months (i.e., from May through September). We expect to attract fewer customers from October through April but expect our customer base to remain fairly constant, although weather conditions during this period could have a significant impact on business levels.

Cruise Ships – Our businesses aboard the cruise ships generally are not impacted by the time of year. Our revenues from these operations fluctuate significantly with the quality of the players. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line, which may impact our revenues from operations of our cruise ship casinos.

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

The AGLC also requires that its casino facility licensees maintain an effective debt to equity ratio of less than 2.5 and a Minimum Continuing Net Working Capital Position (defined by the AGLC to be, at a minimum, the sum of necessary cash floats, one month’s operating expenses and one month’s interest expense). We are in compliance with these requirements as of December 31, 2009.

Our recently acquired casino in Calgary, Alberta, Canada, the Silver Dollar, will operate under the authority of the AGLC.

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

Colorado casinos may operate 24-hours a day, and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack, poker, craps and roulette with a maximum single bet of $100. Colorado casinos may not provide credit to its gaming patrons.

The current gaming tax in Colorado is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds. Voter approval is required for any changes to this rate.

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

Employees

As of December 31, 2009, we had approximately 550 full-time employees. During busier months, each casino property may supplement its permanent staff with seasonal employees. We have no employees represented by a labor union.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	56	Chairman of the Board & Co Chief Executive Officer
Peter Hoetzinger	47	Vice Chairman of the Board, Co Chief Executive Officer & President
Larry Hannappel	57	Senior Vice President, Chief Operating Officer – North America, Secretary and Treasurer
Ray Sienko	52	Chief Accounting Officer

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since May 1993 and has been employed as either Chief Executive Officer or Co Chief Executive Officer since March 1994.

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

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 13 for additional financial information on geographical areas.

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

Factors That May Affect Future Results

A downturn in general economic and geopolitical conditions has adversely affected our results of operations. We are and may continue to be adversely affected by the ongoing world economic downturn.

Our business operations are subject to changes in international, national and local economic conditions. The current volatile global economic environment is having significant negative effects on our business. Our business is driven by discretionary income. Recessions and downturns in the general economies of the countries in which we operate have resulted in reduced consumer spending and fewer customers visiting our properties, and have adversely affected our results of operations. Our operations in Colorado are located approximately one hour away from the major markets they serve. For example, management believes that increased fuel prices for a majority of 2008 and the introduction of a smoking ban at all casinos in Colorado in 2008 contributed to a decline of revenue in these markets. Management believes that the ongoing world economic downturn continued to negatively impact our revenue during 2009.

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

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Legalized gaming is currently permitted in various forms throughout much of the world. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. If additional gaming opportunities become available near our operating facilities, such gaming opportunities could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us. For example, in 2008, a large casino opened in Cripple Creek with approximately 625 slot machines, 14 table games and 67 offsite hotel rooms, further diluting the Cripple Creek market. In 2009, a competing casino in the Central City/Black Hawk market opened a 536-room hotel with pool and spa facilities in which they invested $235 million.  Management believes that investments such as this and those by other casinos have increased the market share of our competitors. We believe that the opening of the casino in Cripple Creek and the hotel in Central City/Black Hawk had an adverse impact on our revenue in these respective markets. In 2010, a new casino is expected to be opening across from our casino in Central City. Management believes that this casino will have approximately 200 slot machines, 5 table games, a video poker sports bar and a banquet room. The opening of this casino could have a material adverse impact on our casino operation in the Central City/Black Hawk market.

We may be unable to obtain the capital necessary to fund our operations or potential acquisitions.

While we have a significant amount of cash currently on hand as a result of our sale of CCA, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our credit agreement related to our Edmonton, Alberta property limits the amount of cash that we are able to remove from Century Resorts Alberta. If we violate this or other covenants relating to this debt, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the agreement. There can be no assurances that we or our subsidiary would be able to obtain a waiver to an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation should a default occur. During 2008, we paid approximately $0.1 million to obtain a waiver of a financial covenant.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results. As of January 1, 2008, smoking was banned in all Colorado casinos. Management believes that this ban adversely affected our Colorado operations during 2008. Effective January 1, 2010, the gaming laws in Poland changed which increase the gaming tax rate from 45% to 50%, require all licensees to go through a renewal process once their current licenses have expired and require all slot arcades to cease operations at the end of their current license period. As a result of these changes, we determined that our investment in Poland suffered a decline in value that was other than temporary. We completed a discounted cash flow analysis based on management’s current expectations of CPL’s future cash flows. Management compared the fair value of its investment in CPL to its carrying value. We recorded an impairment of $9.0 million in the value of CPL to bring the value of our investment in CPL to its fair market value as of December 31, 2009.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds. Voter approval is required for any increase in gaming tax rates in Colorado.  In addition, worsening economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes.  Effective January 1, 2010, Poland increased the gaming tax rate from 45% to 50%. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Increases in gaming tax rates would increase our gaming tax expenses and impair our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We are required to obtain a gaming license for any additional facility we attempt to open (excluding casinos operating on cruise ships in international waters). We are currently licensed to operate gaming facilities in Colorado, Alberta, Canada and Poland. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, should we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult in one or more jurisdictions. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. For instance, in 2005, we expended substantial funds to develop a riverboat gaming operation in Franklin County, Iowa. The Iowa Racing and Gaming Commission voted to allow four additional licenses, none of which were for projects in Franklin County. As a result, we terminated the project and had to write off costs of approximately $0.2 million.

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

In 2009, we derived our revenue from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. We are also listed on two stock exchanges, the NASDAQ Stock Market and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management and language differences, our worldwide operations pose risks to our business. These factors make it more challenging to manage and administer a globally-dispersed business, and increase the resources we must devote to operating under several different regulatory and legislative regimes (See “Governmental Regulation and Licensing” in Item 1, “Business”).

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2009, the net operating revenue attributable to our Colorado operations fluctuated from a low of $6.6 million in the second quarter to a high of $8.0 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.3 million for utilities for all of our operations in 2009. Substantial increases in the cost of electricity will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. High winds and blizzards, such as those experienced in Colorado from time to time, can limit access to our properties in North America. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

Fluctuations in currency exchange rates could adversely affect our business.

Our casino in Canada and our equity interest in Casinos Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian Dollars and Polish Zloty, respectively. A decrease in the value of either of these currencies in relation to the value of the U.S. dollar would decrease the revenue and operating profit from our foreign operations when translated into U.S. dollars, which would adversely affect our consolidated results of operations. In addition, we may expand our operations into other countries and, accordingly, we could face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

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

We have $4.7 million of goodwill and a $2.4 million equity investment as of December 31, 2009. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the goodwill or the equity investment carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2008 we recorded goodwill impairments related to our investments in Cripple Creek, Colorado and Central City, Colorado totaling $9.3 million. In 2009, we wrote down our equity investment in Poland by $9.0 million.

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

We are incorporated in the U.S. and a substantial portion of our assets are located in North America. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to effect service of process within Austria upon us or our affiliates in the U.S. or to enforce judgments obtained against us or our affiliates in Austrian or U.S. courts based on civil liability provisions of the European securities laws.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2009, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

Risks Related to our Common Stock and the ADCs

We are subject to the listing requirements under NASDAQ Marketplace Rules and the Vienna Prime Market Rules. If we fail to continue to meet all applicable requirements, our stock or ADCs could be delisted from the NASDAQ Stock Market (“NASDAQ”) or the Vienna Stock Exchange (“VSE”), as applicable, which would adversely affect the market liquidity of our common stock or ADC’s, as applicable, and harm our business.

Under NASDAQ Marketplace Rules, our common stock is required to maintain a minimum $1 bid price in order to qualify for continued listing on the NASDAQ. Failure to maintain the minimum bid price for a period of 30 consecutive business days, followed by failure to regain compliance within specified time periods, would potentially result in the delisting of our common stock. In the fourth quarter of 2008, our stock traded at or below $1.00 per share. We did not fall below the $1.00 per share threshold in 2009.

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

Our common stock trades in the U.S. on the NASDAQ Stock Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Stock Market over the last two years has varied from a high of $6.45 to a low of $0.60. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

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

Austrian takeover law does not apply to foreign corporations listed on the Vienna Stock Exchange. If an investor proposes to take us over, Delaware law would apply, and neither our stockholders nor our ADC holders could rely on the Austrian or any other European takeover regime to influence such a takeover. As a result, a holder of our ADCs may be forced to sell the ADCs at a price that is less than the price paid by such holder or that is less than what such holder otherwise would accept.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos, as of December 31, 2009:

Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage (1)	Number of Slot Machines	Number of Table Games	Number of Hotel Rooms	Number of Restaurants
Century Casino – Edmonton	18,000	7.0	664	35	26	4
Womacks – Cripple Creek	19,600	3.5	443	6	21	1
Century Casino – Central City	22,350	1.3	514	10	26	2
Cruise Ships (total of five) (2)	5,550	-	154	23	-	-
Silver Dollar – Calgary (3,4)	19,000	7.0	529	16	-	2
(1) Approximate.
(2) Operated under concession agreements. We do not own the ships on which our casinos operate.
(3) Acquired January 13, 2010
(4) The total number of slot machines includes 25 video lottery terminals.

As of December 31, 2009, our casino property in Edmonton secured our obligation under a credit agreement.

Additional Property Information

Womacks – In addition to the property described above, we lease ten city lots from the City of Cripple Creek, Colorado for parking. Under the terms of the lease, which expires in May 2010, we exercised our option to purchase these lots for $2.2 million on January 25, 2010 and expect to close the purchase in the second quarter of 2010.

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

Item 4.  Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ under the symbol CNTY.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2004 through December 31, 2009, and compares it to the cumulative total return on the NASDAQ and the Russell 2000 Gambling Index. The comparison assumes a $100 investment on December 31, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

At February 10, 2010, we had 146 holders of record of our common stock.

Our common stock in the form of Austrian Depositary Certificates (“ADCs”) is also traded on the VSE. At December 31, 2009, we had 3.1 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ for the periods indicated.

	2009		2008
	High	Low	High	Low
First quarter	$1.81	$1.09	$6.45	$3.18
Second quarter	$3.34	$1.37	$4.51	$3.13
Third quarter	$3.33	$2.55	$3.39	$1.85
Fourth quarter	$3.20	$2.11	$2.25	$0.60

No dividends have been declared or paid by us, and we do not presently intend to pay dividends. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

Common Stock Repurchases

The following table presents our common stock repurchased during 2009:

Period	(a) Total Number of Shares(or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	-	-	-	$1.2 million
November 1-30, 2009	-	-	-	$15.0 million
December 1-31, 2009	53,557	$ 2.43	53,557	$14.9 million

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K. In 2009, we sold our interests in CCA and Century Casino Millennium (results from these operations have been restated to discontinued operations for all periods presented).

	For the Year Ended December 31,
Amounts in thousands,except for share information	2009 (5)	2008 (4)	2007 (3)	2006 (2)	2005 (1)

Results of Operations:
Net operating revenue	$49,738	$53,042	$59,043	$30,203	$20,354
Operating earnings (loss) from continuing operations	(8,370)	(9,257)	2,206	(4,747)	817
(Loss) earnings from continuing operations	(12,903)	(17,857)	(542)	420	(127)
Earnings from discontinued operations	24,722	4,662	5,729	5,748	3,820
Net earnings (loss)	11,819	(13,195)	5,187	6,168	3,693
Net earnings (loss) attributable to CCI	10,883	(13,473)	4,933	7,629	4,481
Basic earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.55)	$(0.76)	$(0.02)	$0.10	$0.04
Net earnings (loss)	$0.46	$(0.57)	$0.21	$0.33	$0.28
Diluted earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.55)	$(0.76)	$(0.02)	$0.09	$0.04
Net earnings (loss)	$0.46	$(0.57)	$0.21	$0.32	$0.25
Balance Sheet:
Cash and cash equivalents	$36,992	$7,835	$11,742	$23,537	$29,889
Total assets	135,310	150,006	198,083	197,860	123,348
Long-term debt, including current portion	16,477	37,363	51,559	61,053	10,413
Total liabilities	27,021	57,522	80,285	92,027	27,573
Total shareholders’ equity	108,289	92,484	117,798	105,833	95,775
Cash dividends per common share	$--	$--	$--	$--	$--

(1)	In 2005, we raised $46.2 million in net proceeds in our offering of ADCs.
(2)
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

(3)	In 2007, we acquired a 33.3% equity interest in Casinos Poland, Ltd. We also acquired the remaining 35% interest in CC Tollgate LLC.
(4)
In 2008, we wrote off goodwill of $9.3 million associated with our Colorado properties. Also, a valuation allowance was recorded on deferred tax assets of $6.9 million resulting from our net operating losses in the U.S.

(5)
In 2009, we completed the sales of CCA and Century Casino Millennium (“CM”). We received total proceeds of $47.9 million for CCA and $2.0 million for CM. We recorded gains of $21.9 million for CCA and $0.9 million for CM, both reflected as a component of discontinued operations. In 2009 we wrote-down our investment in Casinos Poland by $ 9.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 21E of the Exchange Act, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

As of December 31, 2009, we own, operate and manage the following casinos through wholly-owned subsidiaries:
-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado; and
-	The Century Casino & Hotel in Central City, Colorado.

We also operate casinos aboard the Silver Cloud, the Mein Schiff and the vessels of Oceania Cruises. Furthermore, we own a 33.3% ownership interest in Casinos Poland Ltd, the owner and operator of seven full casinos and one slot casino in Poland and account for this investment under the equity method.

During 2008, we entered into agreements to sell the following casinos:
-	The Century Casino Millennium in the Marriott Hotel in Prague, Czech Republic;
-	The Caledon Hotel, Spa & Casino near Cape Town, South Africa; and
-	The Century Casino & Hotel in Newcastle, South Africa.

Our sale of the Century Casino Millennium closed on February 11, 2009. We ceased operations at our South African properties on June 30, 2009, with final sale transaction approval occurring on October 7, 2009.

On December 15, 2009, we announced that we entered into a definitive agreement to acquire 100% of the issued and outstanding shares of FSSD and 100% of the issued and outstanding shares of EGC from Grant Thornton Limited, as receiver and manager of Holdings, FSSD and EGC. Prior to the closing of the transaction, FSSD and EGC collectively owned and operated the Silver Dollar Casino ("Silver Dollar") and related land in Calgary, Alberta, Canada.

The Silver Dollar is a 93,000 square foot casino/entertainment facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 16 table games, 25 video lottery terminals, two restaurants, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

On April 15, 2009, Holdings, FSSD, EGC and affiliated corporations filed for protection from creditors under the Companies' Creditors Arrangement Act (Canada) in Vancouver, Canada. On June 24, 2009, Grant Thornton Limited was appointed by the courts of British Columbia, Canada as receiver and manager of Holdings, FSSD and EGC, and of their respective operations and assets. On December 21, 2009, Grant Thornton Limited obtained the Final Order and the Vesting Order from the courts of British Columbia approving the terms of the transaction with CCE.

The total consideration for the transaction is $10.7 million plus a working capital adjustment. CCE paid $1.0 million towards the acquisition on November 6, 2009. On January 13, 2010, the closing date, CCE paid an additional $10.5 million, which included $9.7 million plus $0.8 million resulting from the working capital adjustment. CCE paid for the transaction with cash on hand.

We have made significant acquisitions and dispositions over the last three years and expect to continue to pursue additional acquisition and development opportunities in the future.

In addition to the transactions discussed above, we have had the following activity over the last three years:

March 12, 2007 – We acquired Century Casinos Poland (“CCP”) (formerly known as G5 Sp. z o.o.), the owner of a 33.3% interest in Casinos Poland, for $2.8 million. In connection with the purchase, we also loaned CCP $5.8 million to pay its creditors.

March 16, 2007 – Century Resorts Alberta (“CRA”) opened the hotel portion of the Century Casino & Hotel in Edmonton, Alberta, Canada.

December 31, 2007 – We acquired the remaining 35% equity interest that we did not previously own in CC Tollgate LLC (“CTL”) for $3.3 million, which included $1.2 million towards the assumption of an outstanding loan and accrued interest. In connection with this purchase, we recognized a $1.0 million charge ($0.6 million, net of taxes) to the 2007 income statement for CTL losses previously allocated against a $1.0 million note held by the former minority partner that we assumed in the purchase. We now recognize CTL’s net income or losses at 100% (instead of the previous 65%).

November 24, 2008 – We entered into an exclusive, long-term agreement with TUI Cruises GmbH (“TUI”), a joint venture between Royal Caribbean Cruise Line and German tour operator, TUI Reisen, whereby we agreed to operate casinos on all cruise ships that TUI will put into service before December 31, 2012. The first vessel went into service in May 2009.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Other recent developments that we believe have impacted our results of operations or will impact our casinos going forward are discussed below.

Edmonton - The Century Casino & Hotel in Edmonton has non-stop, 24-hour poker, open daily. In order to help meet strong customer demand, we added three poker tables in the first quarter of 2008, bringing the number of poker tables to a total of nine. Management believes that this led to increased visitation to the casino in 2008 and a resulting increase in revenue from 2007.

During 2009, construction on the road in front of the casino made accessing it difficult. Management believes that this negatively impacted our revenue for a majority of the year. The road construction was completed in November 2009.

Also during 2009, we entered into a five year agreement with Mark Breslin’s Yuk Yuk’s Comedy Club to open a comedy club adjacent to our gaming floor. The comedy club opened in the second quarter of 2009. Management believes that the club has brought additional gaming patrons to our Edmonton casino.

Colorado – Effective January 1, 2008, smoking was banned at all Colorado casinos. Management believes that this negatively impacted revenues in 2008.

During 2008, our operations in Colorado experienced a significant decline in gaming revenue which we deemed to be an indicator of potential impairment. As a result, we performed interim goodwill impairment analyses as of September 30, 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we recorded $9.3 million in impairments of goodwill related to the properties.

On July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Although revenue at our Colorado casinos is down in 2009 compared to 2008, management believes that, subsequent to July 2, 2009, these changes have positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

In an effort to reduce interest charges, in 2009, we repaid all of our debt related to our Colorado casinos with the proceeds from the disposition of CCA.

In 2009, a competing casino in the Central City/Black Hawk market opened a 536-room hotel with pool and spa facilities in which they invested $235 million. Management believes that investments such as this and those by other casinos have increased the market share of our competitors.

In 2010, a new casino is expected to be opening across from our casino in Central City. Management believes that this casino will have approximately 200 slot machines, 5 table games, a video poker sports bar and a banquet room, and will provide further competition to our casino in Central City.

Other - In 2009, Casinos Poland retrofit all of its existing compatible slot machines at its flagship casino in the Marriott Hotel in Warsaw, Poland, to TITO technology. Also, new slot machines will be added. Casinos Poland plans to install the TITO system at all of its locations throughout Poland.

Effective January 1, 2010, the gaming laws in Poland have changed. Some of the key items include an increase in the gaming tax rate from 45% to 50%, all licensees will have to go through a renewal process once their current licenses have expired and all slot arcades will have to cease operations at the end of their current license period. As a result of these changes, we determined that our investment in Poland suffered a decline in value that was other than temporary. We completed a discounted cash flow analysis based on management’s current expectations of CPL’s future cash flows. Management compared the fair value of its investment in CPL to its carrying value. We recorded an impairment of $9.0 million in the value of CPL to bring the value of the Company’s investment in CPL to its fair market value as of December 31, 2009.

Presentation of Foreign Currency Amounts

Historical transactions that are denominated in a foreign currency are translated and presented at the United States exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rates for the period in which they are incurred. The average exchange rates to the U.S. dollar used to translate balances during each reported year are as follows:

	2009	2008	2007
Canadian Dollars (CAD)	1.1419	1.0671	1.0736
Czech Koruna (CZK)	21.1428	17.0830	20.2671
Euros (€)	0.7197	0.6837	0.7294
Polish Zloty (PLN)	3.1208	2.4093	2.7228
South African Rand (ZAR)	8.4270	8.2609	7.0513
Source: Pacific Exchange Rate Service

Results of Operations

Note: Throughout this discussion of the results of our operations, all numbers presented are revised to exclude discontinued operations except as otherwise indicated.

The results of operations for the years ended December 31, 2009, 2008 and 2007 are below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2009	2008	2007

Gaming revenue	$46,496	$49,949	$57,513
Net operating revenue	49,738	53,042	59,043
Total operating costs and expenses	58,467	63,108	57,400
Earnings from equity investment	359	809	563
Operating (loss) earnings from continuing operations	(8,370)	(9,257)	2,206
(Loss) from continuing operations	(12,903)	(17,857)	(542)
Earnings from discontinued operations	24,722	4,662	5,729
Net earnings (loss)	11,819	(13,195)	5,187
Net earnings (loss) attributable to CCI and subsidiaries	$10,883	$(13,473)	$4,933
Earnings per share:
Basic
(Loss) from continuing operations	$(0.55)	$(0.76)	$(0.02)
Net earnings (loss)	$0.46	$(0.57)	$0.21
Diluted
(Loss) from continuing operations	$(0.55)	$(0.76)	$(0.02)
Net earnings (loss)	$0.46	$(0.57)	$0.21

The decrease in net operating revenue from $53.0 million for the year ended December 31, 2008 to $49.7 million for the year ended December 31, 2009 can be attributed to decreased gaming revenue at all of our properties and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 7.0% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Further declines in the average exchange rate between the U.S. dollar and the Canadian dollar may adversely affect the results of operations of our Canadian casinos when reported in U.S. dollars.

The decrease in net operating revenue from $59.0 million for the year ended December 31, 2007 to $53.0 million for the year ended December 31, 2008 is primarily the result of a $9.1 million decline in gaming revenue at our properties in Colorado, partially offset by a $1.7 million increase in gaming revenue, a $0.5 million increase in hotel, food and beverage revenue at our casino in Edmonton and a $0.5 million decline in promotional allowances at our casino in Central City, Colorado. Management attributes the decline in revenue, particularly at our Colorado properties, to a decline in consumer discretionary income, increased fuel prices for a majority of 2008 and a smoking ban that went into effect on January 1, 2008.

The decrease in operating costs and expenses from $63.1 million for the year ended December 31, 2008 to $58.5 million for the year ended December 31, 2009 is primarily the result of the write-off of $9.3 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado in 2008, declines in variable costs related to decreased revenue, cost saving measures undertaken at our Colorado casinos during 2009 and a decline in the average exchange rate between the U.S. dollar and Canadian dollar of 7.0% for the year ended December 31, 2009 as compared to the year ended December 31, 2008, partially offset by the write-down of our equity investment in CPL by $9.0 million in 2009.

The increase in operating costs and expenses from $57.4 million for the year ended December 31, 2007 to $63.1 million for the year ended December 31, 2008 is primarily due to the write-off of $9.3 million of goodwill related to our investments in our properties in Central City, Colorado and Cripple Creek, Colorado in 2008, increased charges related to the amortization of restricted stock and an increase in overall depreciation charges resulting from gaming and non-gaming equipment additions in 2007 and 2008, partially offset by a decline in gaming expense resulting from reduced gaming revenue.

The decrease in losses from continuing operations from a loss of $17.9 million for the year ended December 31, 2008 to a loss of $12.9 million for the year ended December 31, 2009 was due to a decrease in operating losses from continuing operations of $0.9 million, the establishment of a tax valuation allowance of $6.9 million during 2008, a decrease in interest expense of $0.4 million and a decrease in foreign currency losses of $0.4 million period over period.

The decrease in earnings from continuing operations from a loss of $0.5 million for the year ended December 31, 2007 to a loss of $17.9 million for the year ended December 31, 2008, is primarily the result of the decline in overall operations, the write-off of $9.3 million of goodwill and an increase in our tax expense of $5.1 million, due primarily to the establishment of a valuation allowance for our U.S. deferred tax assets of approximately $6.9 million. Additionally, in connection with the establishment of a tax valuation allowance, we did not record a tax benefit on U.S. losses during 2008. We recorded a tax benefit on U.S. losses during 2007.

Net revenue by property for the years ended December 31, 2009, 2008 and 2007 is summarized below (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$20,364	$21,956	$19,297
Womacks (Cripple Creek, Colorado)	10,644	11,243	16,722
Century Casino & Hotel (Central City, Colorado)	16,736	17,435	20,374
Cruise Ships	1,994	2,401	2,602
Casinos Poland (Poland)(1)	-	-	-
Corporate	-	7	48
Net revenue	$49,738	$53,042	$59,043
(1)	Acquired March 12, 2007 and accounted for as an equity investment.

Operating earnings and (losses) from continuing operations by property for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,824	$6,486	$4,363
Womacks (Cripple Creek, Colorado) (1)	533	(7,371)	3,785
Century Casino & Hotel (Central City, Colorado) (2)	1,097	(1,252)	2,167
Cruise Ships	27	150	(100)
Casinos Poland (Poland) (3)	359	809	563
Corporate (4)	(16,210)	(8,079)	(8,572)
Operating (loss) earnings from continuing operations	$(8,370)	$(9,257)	$2,206
(1)	Includes $7.2 million write-off of goodwill for the year ended December 31, 2008.
(2)	Includes $2.1 million write-off of goodwill for the year ended December 31, 2008.
(3)	Acquired March 12, 2007 and accounted for as an equity investment.
(4)	Includes $9.0 million write-down of equity investment in CPL for the year ended December 31, 2009.

Year ended December 31, 2009 vs 2008

Revenue

Revenue for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	Variance	Percentage Variance

Gaming	$46,496	$49,949	$(3,453)	(6.9%)
Hotel, food and beverage	8,417	8,669	(252)	(2.9%)
Other	1,914	1,935	(21)	(1.1%)
Gross revenue	56,827	60,553	(3,726)	(6.2%)
Less promotional allowances	(7,089)	(7,511)	422	(5.6%)
Net operating revenue	$49,738	$53,042	$(3,304)	(6.2%)

Gaming revenue

Gaming revenue decreased by $3.4 million, or 6.9%, from $49.9 million in 2008 to $46.5 million in 2009, which management attributes to the global economic recession and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar.

Gaming revenue at the Century Casino & Hotel in Edmonton decreased by $1.6 million, or 9.8%, from $16.3 million for the year ended December 31, 2008 to $14.7 million for the year ended December 31, 2009, primarily resulting from a 7.0% decline in the average exchange rate between the U.S. dollar and Canadian dollar period over period. Gaming revenue in Canadian dollars decreased by CAD 0.6 million, or 3.2%, from CAD 17.3 million for the year ended December 31, 2008 to CAD 16.7 million for the year ended December 31, 2009, primarily due to an 8.0% decrease in table revenue (particularly baccarat). Management believes that a slow economy and road construction that made accessing our casino difficult negatively impacted revenue during 2009. The road construction was completed in November 2009. Gaming revenue in Canadian dollars remained flat when comparing December 2009 to December 2008.

On July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Although revenue is down in 2009 compared to 2008, management believes that subsequent to July 2, 2009, these changes have positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

Gaming revenue at Womacks in Cripple Creek decreased by $0.6 million, or 4.8%, from $12.4 million for the year ended December 31, 2008 to $11.8 million for the year ended December 31, 2009. We are currently reviewing various marketing and other strategies to increase gaming revenue at Womacks. The Cripple Creek gaming market remained flat for the year ended December 31, 2009 compared to the year ended December 31, 2008. Management believes that any additional revenue resulting from the opening of a larger casino in May 2008 and the change in gaming laws was offset by poor economic conditions. Our market share of Cripple Creek’s gaming revenue declined from 9.0% for the year ended December 31, 2008 to 8.5% for the year ended December 31, 2009, primarily due to the larger casino that opened in Cripple Creek in May 2008. This represents a 5.6% decrease in the market share while our share of the slot machines in the Cripple Creek market declined by 10.7%.

Gaming revenue at the Century Casino and Hotel in Central City decreased by $0.8 million, or 4.4%, from $18.9 million for the year ended December 31, 2008 to $18.1 million for the year ended December 31, 2009. The combined Central City/Black Hawk gaming market increased by 3.2% from the year ended December 31, 2008 to the year ended December 31, 2009. Management attributes this increase in the gaming market to the change in gaming laws in Colorado, but believes that growth has been limited due to poor economic conditions. Our market share of Central City/Black Hawk gaming revenue decreased from 3.3% for the year ended December 31, 2008 to 3.1% for the year ended December 31, 2009.  We attribute this decline in our market share to significantly larger competitors expanding their operations and marketing efforts. For example, in October 2009, a competing casino in the Central City/Black Hawk market opened a 536-room hotel with pool and spa facilities in which they invested $235 million.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.4 million, or 18.6%, from $2.3 million for the year ended December 31, 2008 to $1.9 million for the year ended December 31, 2009. Management believes that the cruise ships significantly reduced their ticket prices in an effort to attract more passengers, particularly in 2009. Management believes that this resulted in consumers with less discretionary income traveling on the ships, indirectly leading to less play at our casinos. Management also believes that fewer gaming days on the Silvercloud during the first quarter of 2009 and the shutdown of the casino on the Silvercloud during drydock in May 2009 negatively impacted our gaming revenue.

Hotel, food and beverage revenue

Hotel, food and beverage revenue decreased by $0.3 million, or 2.9%, from $8.7 million for the year ended December 31, 2008 to $8.4 million for the year ended December 31, 2009, primarily due to a decline of $0.2 million in food and beverage revenue at Womacks and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In 2008, food and beverage revenue at Womacks was higher than normal due to a special food promotion held at the casino. Hotel, food and beverage revenue at our casino in Edmonton remained flat in U.S. dollars. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.3 million, or 6.1%, from CAD 5.0 million for the year ended December 31, 2008 to CAD 5.3 million for the year ended December 31, 2009, primarily due to increased activity at the showroom.

Promotional allowances

Promotional allowances decreased by $0.4 million, or 5.6%, from $7.5 million for the year ended December 31, 2008 to $7.1 million for the year ended December 31, 2009. Promotional allowances decreased by $0.2 million at Womacks and $0.2 million at our casino in Central City due to a decline in award earning play by our customers. The retail value of complimentaries are included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	Variance	Percentage Variance

Gaming	$19,068	$20,432	$(1,364)	(6.7%)
Hotel, food and beverage	6,624	6,961	(337)	(4.8%)
General and administrative	17,652	19,586	(1,934)	(9.9%)
Impairments and other write-offs, net of recoveries	8,985	9,357	(372)	(4.0%)
Depreciation	6,138	6,772	(634)	(9.4%)
Total operating costs and expenses	$58,467	$63,108	$(4,641)	(7.4%)

Gaming expenses

Gaming expenses decreased $1.4 million, or 6.7%, from $20.4 million for the year ended December 31, 2008 to $19.0 million for the year ended December 31, 2009, primarily due to a decrease in expenses that are directly related to decreased gaming revenue at all of our casinos and a 7.0% decline in the average exchange rate between the U.S. dollar and the Canadian dollar. This decrease was partially offset by increased staffing costs at our Colorado casinos subsequent to July 2, 2009. We have increased staffing as a result of the new gaming laws that now permit the casino to be open for 24 hours and to have new table games.

Gaming expenses at the Century Casino & Hotel in Edmonton decreased $0.6 million, or 9.9%, from $6.2 million for the year ended December 31, 2008 to $5.6 million for the year ended December 31, 2009, due to the 7.0% decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, gaming expenses decreased CAD 0.3 million, or 4.1%, from CAD 6.6 million for the year ended December 31, 2008 to CAD 6.3 million for the year ended December 31, 2009 primarily due to a decrease in payroll expenses of CAD 0.4 million partially offset by an increase in slot royalties of CAD 0.1 million.

Gaming expenses at Womacks decreased $0.2 million, or 3.5%, from $4.6 million for the year ended December 31, 2008 to $4.4 million for the year ended December 31, 2009. This decrease is primarily the result of a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in royalties of $0.1 million and a decline in gaming device fees of $0.1 million. This was offset by an increase in payroll expenses of $0.1 million as we have increased staffing as a result of the new gaming laws that now permit the casino to be open for 24 hours and to have new table games.

Gaming expenses at the Century Casino & Hotel in Central City decreased $0.2 million, or 3.1%, from $7.7 million for the year ended December 31, 2008 to $7.5 million for the year ended December 31, 2009, primarily due to a $0.1 million decrease in gaming taxes resulting from the decrease in gaming revenue, a $0.1 million decrease in device fees and a $0.2 million decrease in supply expenses for slot conversion and other supply expenses. These decreases were partially offset by a $0.1 million increase in payroll expenses and $0.1 million increase in promotional expenses. As of July 2, 2009, we increased staffing since the casino is now open 24 hours and we have added new table games.

Gaming expenses aboard the cruise ships on which we operate declined by $0.3 million, or 18.5%, from $1.8 million for the year ended December 31, 2008 to $1.5 million for the year ended December 31, 2009, primarily due to a decline in concession fees paid to the cruise ship operators.

Hotel, food and beverage expenses

Hotel, food and beverage expenses decreased by $0.3 million, or 4.8%, from $6.9 million for the year ended December 31, 2008 to $6.6 million for the year ended December 31, 2009, primarily due to declines in food and beverage expenses at our casinos in Colorado and a decline in the average exchange rate between the U.S. dollar and the Canadian dollar during the same annual periods. The decline in food and beverage expenses at our Colorado casinos is primarily due to above average levels of expenses resulting from a special food promotion at Womacks in 2008 and a decline in payroll at the restaurants. Hotel, food and beverage expenses, in U.S. dollars, at our casino in Edmonton decreased by $0.1 million, or 3.4%, from $3.2 million for the year ended December 31, 2008 to $3.1 million for the year ended December 31, 2009. In Canadian dollars, hotel, food and beverage expenses remained flat at CAD 3.5 million when comparing the year ended December 31, 2009 to the year ended December 31, 2008.

General and administrative expenses

General and administrative expenses decreased $1.9 million, or 9.9%, from $19.6 million for the year ended December 31, 2008 to $17.7 million for the year ended December 31, 2009. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit.

General and administrative expenses at the Century Casino & Hotel in Edmonton decreased by $0.1 million, or 2.6%, from $4.6 million for the year ended December 31, 2008 to $4.5 million for the year ended December 31, 2009, primarily due to the 7.0% decline in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.3 million, or 5.1%, from CAD 4.9 million for the year ended December 31, 2008 to CAD 5.2 million for the year ended December 31, 2009, primarily due to a CAD 0.2 million increase in payroll expenses and CAD 0.1 million increase in maintenance charges.

General and administrative expenses at Womacks decreased by $0.5 million, or 16.3%, from $3.2 million for the year ended December 31, 2008 to $2.7 million for the year ended December 31, 2009. This decrease was primarily due to a $0.4 million decrease in payroll expense related to reduced administrative staffing and contract labor at the casino and a $0.1 million decrease in maintenance expenses.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.5 million, or 12.3%, from $3.8 million for the year ended December 31, 2008 to $3.3 million for the year ended December 31, 2009. The decrease is primarily the result of a $0.1 million decline in payroll expenses related to reduced administrative staffing at the casino, a decline of $0.3 million in property tax assessments and the overall impact of cost control measures.

Combined general and administrative expenses aboard the cruise ships remained flat at $0.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Corporate expenses decreased by $0.8 million, or 10.6%, from $7.8 million for the year ended December 31, 2008 to $7.0 million for the year ended December 31, 2009, primarily due to a decrease in payroll expense of $0.7 million and a decline in travel expenses of $0.2 million, partially  offset by a net increase in legal, accounting and other professional fees of $0.1 million. During 2009 we incurred $0.2 million in legal, accounting and professional fees related to the acquisition of the Silver Dollar Casino in Calgary. Under previous accounting guidance, these fees for the Silver Dollar could be capitalized to the investment. Under new accounting guidance, they must be expensed as incurred.

During 2009, we recorded approximately $1.1 million in stock compensation expense as a component of our corporate general and administrative expenses. At December 31, 2009, we had $0.8 million of total unrecognized compensation expense related to stock options and unvested restricted stock. Of this amount, $0.6 million is expected to be recognized during 2010, with the remainder to be recognized in 2011.

Impairments and other write-offs

Effective January 1, 2010, the gaming laws in Poland changed, which increase the gaming tax rate from 45% to 50%, require all licensees to go through a renewal process once their current licenses have expired and require all slot arcades to cease operations at the end of their current license period.
As a result of these changes, we determined that our investment in Poland suffered a decline in value that was other than temporary. We completed a discounted cash flow analysis based on management’s current expectations of CPL’s future cash flows. Management compared the fair value of its investment in CPL to its carrying value. We recorded an impairment of $9.0 million in the value of CPL to bring the value of the Company’s investment in CPL to its fair market value as of December 31, 2009.

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

Depreciation

Depreciation expense decreased by $0.7 million, or 9.4%, from $6.8 million for the year ended December 31, 2008 to $6.1 million for the year ended December 31, 2009. The decrease is primarily the result of gaming equipment at Womacks becoming fully depreciated and a decline in the average exchange rate between the U.S. dollar and Canadian dollar, which resulted in a decline in depreciation expense of $0.1 million at our casino in Edmonton, Canada. In Canadian dollars, depreciation remained flat at the casino for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Non-operating expense

Non-operating expense for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	Variance	Percentage Variance

Interest income	$50	$31	$19	61.3%
Interest expense	(3,773)	(4,130)	357	(8.6%)
Losses on foreign currency transactions and other	15	(441)	456	(103.4%)
Non-operating expense	$(3,708)	$(4,540)	$832	(18.3%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense is primarily due to the payoff of our debt relating to Womacks in the third quarter of 2009 and Central City in the fourth quarter of 2009, partially offset by an increase in our effective interest rate on our Colorado debt during 2009 and the write-off of deferred financing charges for the early repayment of our Central City debt. Our average debt balance decreased from $43.8 million for the year ended December 31, 2008 to $28.3 million for the year ended December 31, 2009. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges and one-time charges incurred in 2008 for obtaining bank waivers of a financial covenant related to our Central City debt, was 7.3% and 8.4% for the years ended December 31, 2008 and 2009, respectively. During 2009, we wrote off approximately $1.0 million in deferred financing charges related to the early repayment of our Central City debt.

Losses on foreign currency transactions and other

We recognized foreign currency losses of $0.4 million and foreign currency gains of less than $0.1 million for the years ended December 31, 2008 and 2009, respectively. Throughout the year we had cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand. In July 2009, we realized a foreign exchange loss of $0.8 million upon the conversion of approximately ZAR 228.8 million into $28.8 million. In October 2009, we realized a foreign exchange gain of $0.7 million upon the conversion of approximately ZAR 98.8 million into $13.4 million. The remaining foreign exchange gain during 2009 resulted from the revaluation of intercompany loans that we deemed to not be permanently invested.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded $0.8 million and $0.4 million of earnings from our investment in CPL for the years ended December 31, 2008 and 2009, respectively. The decline is primarily a result of higher depreciation costs resulting from CPL’s investment in new slot machines for the Marriott Casino, increased personnel costs as CPL hired additional dealers and a lower hold percentage on both slot and table games during the first quarter of 2009. Furthermore, a decline in the average exchange rate between the U.S. dollar and the Polish zloty of 29.5% negatively impacted our results when comparing the year ended December 31, 2009 to the year ended December 31, 2008.

Taxes

Our foreign earnings significantly impact our tax rate. For the year ended December 31, 2009, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $4.1 million compared to pre-tax losses at our foreign operations of $8.0 million (of which $9.0 million of the loss relates to the write-down of our investment in Casinos Poland). We currently have a valuation established for our U.S. deferred tax assets of $8.0 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, for the year ended December 31, 2009, we did not record a tax benefit on U.S. operating losses.

Amounts in thousands	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$2,858	$802	28.1%	$2,399	$726	30.3%
United States (1)	(4,085)	50	(1.2%)	(14,217)	3,406	(24.0%)
Mauritius (2)	(1,199)	(54)	4.5%	(2,712)	(77)	2.8%
Austria	(917)	27	(2.9%)	(457)	5	(1.1%)
Poland	(8,735)	-	0.0%	1,190	-	0.0%
Total	$(12,078)	$825	(6.8%)	$(13,797)	$4,060	(29.4%)
(1) 2009 and 2008 includes an accrual for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

Discontinued Operations

The results of the operations of CCA (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the years ended December 31, 2009 and 2008 are below (in thousands, except per share data):

	For the Year Ended December 31,
	2009	2008

Gaming revenue	$9,533	$24,840
Net operating revenue	11,248	29,313
Total operating costs and expenses	7,835	22,418
Operating earnings from discontinued operations	3,413	6,895
Net earnings from discontinued operations	24,722	4,662
Earnings per share from discontinued operations
Basic	1.01	0.19
Diluted	1.01	0.19

On February 11, 2009, we ceased operations at the Century Casino Millennium upon its sale to an unrelated third party. For the year ended December 31, 2009, we recorded gains of $0.9 million related to the disposition of the Century Casino Millennium.

On June 30, 2009, we ceased operations at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle upon the sale of CCA to an unrelated third party. Results from these operations had declined in 2009 due to lower customer attendance and declines in the average exchange rate between the U.S. dollar and the South African rand. Management believes that gaming revenue decreased at the Caledon mostly because of a decline in consumer discretionary spending. For the year ended December 31, 2009, we recorded gains of $21.9 million related to the disposition of CCA.

Final transaction approval for the sale of CCA was received on October 7, 2009. We received net proceeds of $47.9 million (ZAR 373.2 million) for the sale.

Year Ended December 31, 2008 vs 2007

Revenue

Revenue for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	Variance	Percentage Variance

Gaming	$49,949	$57,513	$(7,564)	(13.2%)
Hotel, food and beverage	8,669	8,027	642	8.0%
Other	1,935	1,545	390	25.2%
Gross revenue	60,553	67,085	(6,532)	(9.7%)
Less promotional allowances	(7,511)	(8,042)	531	(6.6%)
Net operating revenue	$53,042	$59,043	$(6,001)	(10.2%)

Gaming revenue

Gaming revenue decreased by $7.6 million, or 13.2%, from $57.5 million for the year ended December 31, 2007 to $49.9 million for the year ended December 31, 2008. Decreased gaming revenue at our Colorado casinos was partially offset by increased gaming revenue at our casino in Edmonton.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $1.7 million, or 11.6%, from $14.6 million for the year ended December 31, 2007 to $16.3 million for the year ended December 31, 2008, primarily due to increased play at the casino resulting from additional slot machines and increased traffic from the showroom. Gaming revenue in Canadian dollars increased by CAD 1.8 million, or 11.3%, from CAD 15.5 million for the year ended December 31, 2007 to CAD 17.3 million for the year ended December 31, 2008. This is the result of an increase of 5.3% in slot revenue and 19.9% in table revenue. The Alberta Gaming and Liquor Commission increased the number of slot machines at the casino from 600 to 650 in September 2007. In addition, we introduced 24-hour poker at the casino during the fourth quarter of 2007, which we believe helped attract more customers.

Gaming revenue at Womacks decreased by $5.9 million, or 32.1%, from $18.3 million for the year ended December 31, 2007 to $12.4 million for the year ended December 31, 2008. Management believes that gaming revenue was negatively impacted by a an overall 9.6% market decline in Cripple Creek, which is where Womacks is located, and can be attributed to a decline in consumer discretionary income, increased fuel prices for a majority of the year and a smoking ban that went into effect on January 1, 2008. The Cripple Creek gaming market experienced a smaller decline than the Central City/Black Hawk gaming market, which posted a decline of 12.9% in 2008. Management believes that a decision by several casinos in Cripple Creek to claim an exemption to the smoking ban contributed to the smaller decline in Cripple Creek (the last casino that permitted smoking stopped allowing it on October 9, 2008). Our market share of Cripple Creek gaming revenue declined from 11.8% for the year ended December 31, 2007 to 9.0% for the year ended December 31, 2008. In late May 2008, a new larger casino opened in Cripple Creek. Management also believes that we lost a significant amount of our customer base due to a renovation that we began during the fourth quarter of 2007 and continued through the first quarter of 2008. We believe the renovation upgraded the gaming floor and dining area, but may have inconvenienced customers which ultimately led to our decreased revenue.

Gaming revenue at the Century Casino & Hotel in Central City decreased by $3.2 million, or 14.6%, from $22.1 million for the year ended December 31, 2007 to $18.9 million for the year ended December 31, 2008. Similar to the Cripple Creek market, management believes that gaming revenue was negatively impacted by a 12.9% decline in the Central City/Blackhawk gaming market in 2008 and can be attributed to a decline in consumer discretionary income, increased fuel prices for a majority of 2008 and the smoking ban that went into effect on January 1, 2008. Our market share of Central City/Black Hawk gaming revenue decreased from 3.4% for the year ended December 31, 2007 to 3.3% for the year ended December 31, 2008.

Gaming revenue aboard the cruise ships on which we operated decreased by $0.1 million, or 6.2%, from $2.5 million for the year ended December 31, 2007 to $2.4 million for the year ended December 31, 2008, primarily due to the operation of one fewer ship in 2008.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.7 million, or 8.0%, from $8.0 million for the year ended December 31, 2007 to $8.7 million for the year ended December 31, 2008. The combined effect of opening our hotel in Edmonton in March 2007 and converting the dinner theater to a live music showroom in August 2007 increased hotel, food and beverage revenue in Edmonton by $0.5 million year over year. In addition, hotel, food and beverage revenue at our Colorado operations increased by $0.2 million, primarily due to a special food promotion held at Womacks.

Other revenue

Other revenue increased by $0.4 million, or 25.2%, from $1.5 million for the year ended December 31, 2007 to $1.9 million for the year ended December 31, 2008 primarily due to increased lottery sales and ATM surcharges collected by our casino in Edmonton.

Promotional allowances

Promotional allowances decreased by $0.5 million, or 6.6%, from $8.0 million for the year ended December 31, 2007 to $7.5 million for the year ended December 31, 2008. This was primarily the result of decreased promotional allowances at our casino in Central City of $0.5 million, the direct result of a decline in gaming revenue at the property.

Operating Costs and Expenses

Operating costs and expenses for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	Variance	Percentage Variance

Gaming	$20,432	$22,398	$(1,966)	(8.8%)
Hotel, food and beverage	6,961	7,442	(481)	(6.5%)
General and administrative	19,586	21,389	(1,803)	(8.4%)
Impairments and other write-offs, net of recoveries	9,357	(95)	9,452	-
Depreciation	6,772	6,266	506	8.1%
Total operating costs and expenses	$63,108	$57,400	$5,708	9.9%

Gaming expenses

Gaming expenses decreased $2.0 million, or 8.8%, from $22.4 million for the year ended December 31, 2007 to $20.4 million for the year ended December 31, 2008, primarily due to a decrease in gaming expenses at our Colorado casinos that were directly related to lower gaming revenue, partially offset by increased expenses at our casino in Edmonton.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.9 million, or 16.1%, from $5.3 million for the year ended December 31, 2007 to $6.2 million for the year ended December 31, 2008. This increase is primarily due to a $0.6 million increase in payroll expenses resulting from the introduction of 24-hour poker in the fourth quarter of 2007 and an increase of $0.3 million in advertising and promotional charges. Gaming expenses in Canadian dollars increased by CAD 0.9 million, or 16.7%, from CAD 5.7 million for the year ended December 31, 2007 to CAD 6.6 million for the year ended December 31, 2008.

Gaming expenses at Womacks decreased $1.3 million, or 22.2%, from $6.0 million for the year ended December 31, 2007 to $4.7 million for the year ended December 31, 2008. This decrease is the result of a $0.7 million decrease in gaming taxes resulting from the decrease in gaming revenue, a decline in payroll expenses of $0.3 million and a decline in royalty expense of $0.3 million. Womacks was not able to completely offset the decrease in revenue by decreasing variable expenses in 2008. As part of a plan to bring expenses back in line with revenue levels, management reduced gaming staff levels during 2008.

Gaming expenses at the Century Casino & Hotel in Central City decreased by $1.0 million, or 11.7%, from $8.7 million for the year ended December 31, 2007 to $7.7 for the year ended December 31, 2008. The decrease in gaming expenses is primarily the result of a $0.6 million decrease in gaming taxes resulting from the decrease in gaming revenue, $0.3 million decrease in payroll expenses and a small decrease in advertising and promotional charges. As part of a plan to bring expenses back in line with revenue levels, management reduced gaming staff levels during 2008. Also, certain management level employees from this casino are now performing similar job functions at Womacks. Their compensation is now allocated between Womacks and the Century Casino & Hotel in Central City.

Gaming expenses aboard the cruise ships on which we operate decreased by $0.5 million, or 20.4%, from $2.3 million for the year ended December 31, 2007 to $1.8 million for the year ended December 31, 2008 primarily due to one less ship being in operation for the majority of 2008. In addition, in 2007 we wrote off approximately $0.2 million in costs associated with a ship contract that we decided not to pursue.

Hotel, food and beverage expenses

Hotel, food and beverage expenses declined $0.5 million, or 6.5%, from $7.4 million for the year ended December 31, 2007 to $6.9 million for the year ended December 31, 2008. The decrease is primarily due to a $0.4 million decrease in hotel, food and beverage charges at the Century Casino & Hotel in Edmonton, the result of cost savings achieved by converting the dinner theater to a live music showroom in 2007.

General and administrative expenses

General and administrative expenses decreased by $1.8 million, or 8.4%, from $21.4 million for the year ended December 31, 2007 to $19.6 million for the year ended December 31, 2008.

General and administrative expenses at the Century Casino & Hotel in Edmonton remained flat at $4.6 million when comparing the year ended December 31, 2008 to the year ended December 31, 2007. In CAD, general and administrative expenses decreased by CAD 0.1 million, or 1.3%, from CAD 5.0 million for the year ended December 31, 2007 to CAD 4.9 million for the year ended December 31, 2008 primarily due to a decrease in payroll expense.

General and administrative expenses at Womacks decreased by $0.6 million, or 16.6%, from $3.8 million for the year ended December 31, 2007 to $3.2 million for the year ended December 31, 2008, primarily due to a $0.5 million decline in payroll expenses from reduced staffing and the recognition of a $0.1 million loss on the disposition of fixed assets in 2007.

General and administrative expenses at the Century Casino & Hotel in Central City decreased by $0.7 million, or 14.6%, from $4.5 million for the year ended December 31, 2007 to $3.8 million for the year ended December 31, 2008. The decrease is primarily the result of decreases of $0.2 in payroll expenses, $0.2 million in our property tax expense accrual, $0.2 million of professional fees and $0.1 million of insurance expense.

General and administrative expenses aboard the cruise ships remained flat at $0.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Corporate expenses decreased by $0.6 million, or 7.3%, from $8.4 million for the year ended December 31, 2007 to $7.8 million for the year ended December 31, 2008. The decrease in 2008 is due to a $0.5 million decrease in payroll (excluding stock amortization costs) primarily from a decline in our annual bonus expenses, a $0.1 million decrease in communication expenses, a $0.1 million decrease in travel expenses and a $0.3 million decrease in legal, accounting and other professional fees, partially offset by a $0.5 million increase in payroll primarily due to stock compensation expenses related to the amortization of costs associated with restricted stock and stock options issued in July 2007.

Impairments and other write-offs, net of recoveries

For the year ended December 31, 2008, we recorded $9.3 million in impairments of goodwill related to Womacks in Cripple Creek, Colorado and the Century Casino and Hotel in Central City, Colorado. During 2008, these operations experienced a significant decline in gaming revenue which we deemed to be an indicator of potential impairment. As a result, we performed interim goodwill impairment analyses during the third quarter of 2008 and determined that there would be no remaining value attributable to goodwill. Accordingly, we wrote-off the entire goodwill balances related to these operations.

Depreciation

Depreciation expense increased by $0.5 million, or 8.1%, from $6.3 million for the year ended December 31, 2007 to $6.8 million for the year ended December 31, 2008. This increase is primarily due to $0.5 million of gaming equipment and non-gaming equipment additions during 2007 and the completion of a renovation project at Womacks in the first quarter of 2008 which contributed $1.8 million of depreciable assets. These assets are depreciated over periods varying from three to seven years.

Non-operating expense

Non-operating expense for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	Variance	Percentage Variance

Interest income	$31	$627	$(596)	(95.1%)
Interest expense	(4,130)	(5,333)	1,203	22.6%
(Losses) gains on foreign currency transactions and other	(441)	920	(1,361)	(147.9%)
Non-operating expense	$(4,540)	$(3,786)	$(754)	(19.9%)

Interest income

Interest income is directly related to the cash reserves we have on hand. During 2008, we reduced our outstanding third party debt related to our casinos in Colorado from $30.6 million to $21.9 million utilizing cash on hand. This decrease in available cash, combined with a decrease in interest rates that we earned on our deposits, contributed to the overall decline in interest income for the year ended December 31, 2008 compared to the year ended December 31, 2007. Also, during 2007, we recognized approximately $0.3 million of interest income related to a $5.8 million loan that we made to the previous owners of Century Casinos Poland in connection with our acquisition of Century Casinos Poland. We did not determine the collectability of the interest to be reasonably assured until we completed the acquisition of Century Casinos Poland in 2007.

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

(Losses) gains on foreign currency transactions and other

We recognized foreign currency losses of $0.4 million for the year ended December 31, 2008 and foreign currency gains of $0.9 million for the year ended December 31, 2007. During 2008, we recorded approximately $0.6 million of losses on the revaluation of loans that we deemed to be no longer permanently invested. This was offset by approximately $0.2 million in gains resulting from the exchange of currency. During 2008 and 2007, we had outstanding cash denominated in U.S. dollars, Canadian dollars, Euros and South African rand.

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

Taxes

Our foreign earnings significantly impact our tax rate. For the year ended December 31, 2008, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $14.2 million compared to pre-tax earnings at our foreign operations of $0.4 million. We also established a $6.9 million valuation allowance on our U.S. deferred taxes for the year ended December 31, 2008. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate.

Amounts in thousands	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$2,399	$726	30.3%	$755	$253	33.5%
United States	(14,217)	3,406	(24.0%)	(3,901)	(1,382)	35.4%
Mauritius (1)	(2,712)	(77)	2.8%	1,570	77	4.9%
Austria	(457)	5	(1.1%)	(143)	14	(9.8%)
Poland	1,190	-	-%	139	-	-%
Total	$(13,797)	$4,060	(29.4%)	$(1,580)	$(1,038)	65.7%
 (1) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

Discontinued Operations

The results of the operations of CCA (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) and Century Casino Millennium are classified as discontinued operations. The results of our discontinued operations for the years ended December 31, 2008 and 2007 are below (in thousands):

	For the Year Ended December 31,
	2008	2007

Gaming revenue	$24,840	$28,158
Net operating revenue	29,313	32,611
Total operating costs and expenses	22,418	23,945
Operating earnings from discontinued operations	6,895	8,666
Net earnings from discontinued operations	4,662	5,729
Earnings per share from discontinued operations
Basic	0.19	0.23
Diluted	0.19	0.23

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

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents totaled $37.0 million at December 31, 2009. The Company had working capital (current assets minus current liabilities) of $28.6 million compared to cash and cash equivalents of $7.8 million (excluding cash of $1.5 million related to discontinued operations) and negative working capital of $7.8 million (excluding assets and liabilities held for sale) at December 31, 2008.

We use the cash flows generated by our operations to fund reinvestment in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development opportunities. When necessary, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities. On January 13, 2010, CCE paid $10.5 million towards its acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada. In the second quarter of 2010, we expect to close on the purchase of land in Cripple Creek, Colorado to be used as a parking lot. The expected cost to purchase the land is $2.2 million. These transactions were and will be funded with cash on hand.

Cash provided by operating activities was $6.7 million and $7.7 million in 2009 and 2008, respectively. The change from the 2008 period relates primarily to a $2.8 million decrease in pre-tax earnings from our South African operations, as we only operated them for six months of 2009 as compared to a full year in 2008. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our cash from operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, “Financial Statements and Supplementary Data,” and “Results of Operations” in this Item 7.

Cash provided by investing activities of $46.8 million for the year ended December 31, 2009 consisted of $47.9 million in net proceeds received from the sale of CCA, $1.6 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by a $1.0 million security deposit paid by CCE for its purchase of the Silver Dollar in Calgary; $0.5 million of gaming equipment additions on a cruise ship-based casino placed in service in May 2009; $0.8 million in additions at Womacks for digital surveillance equipment and gaming equipment; $0.2 million of capital projects and building improvements in Edmonton; $0.1 million in gaming and surveillance equipment additions in Central City; and $0.2 million of cumulative additions at our other remaining properties.

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

Cash used in financing activities of $26.3 million for the year ended December 31, 2009 consisted of repayments of $17.6 million towards the Central City term loan; repayments of $4.3 million towards the Womacks term loan; repayments of $1.3 million towards the Edmonton term loan; net repayments of $1.1 million towards our South African term loans; and capital lease repayments of $0.2 million. Our subsidiary, CRL, also paid $1.6 million to repurchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own. Our Co CEOs and their respective family trusts/foundations collectively owned these shares. In addition, during December 2009, we purchased approximately $0.1 million of our outstanding common stock pursuant to a publicly announced repurchase program discussed below.

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

Common Stock Repurchase Program

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors increased the amount available to be repurchased under the program to $15.0 million. During 2009, we repurchased 53,557 shares of our common stock for approximately $0.1 million. The total remaining authorization under the repurchase program was $14.9 million as of December 31, 2009. The repurchase program has no set expiration or termination date.

Sources of Liquidity

Our primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and proceeds from the issuance of equity securities. In addition, cash from the sales transactions discussed below have enhanced our liquidity.

On December 5, 2008, we entered into an agreement to sell the Century Casino Millennium for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to us at closing on February 11, 2009, with the balance payable over the 12 months following closing. We received $0.4 million in August 2009 and $0.2 million in October 2009. We received the final $0.2 million in February 2010.

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

Short-Term Liquidity and Capital Requirements

We expect that the primary source of our future operating cash flows will be from our gaming operations. When needed, we will continue to rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash in 2010 include $10.5 million towards our acquisition of the Silver Dollar Casino in Calgary, $2.2 million for the acquisition of land in Cripple Creek, Colorado, $3.8 million of projected capital expenditures at our casinos and interest and principal payments on outstanding debt.

We believe that our cash at December 31, 2009 will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development of new properties which may require us to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could cause us to delay or abandon certain plans for the development of new projects.

Off-Balance Sheet Arrangements

We have issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with our listing of ADCs on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any amounts incurred by it as a result of claims or damages and lawsuits that an ADC holder may raise or file against us. The guarantee is required by the Oesterreichische Kontrollbank, the holder of our global certificate representing the ADCs.

In 2010, we acquired the Silver Dollar in Calgary, Alberta, Canada. As of December 31, 2009, we owed $10.5 million towards the transaction, which includes $9.7 million plus $0.8 million resulting from a working capital adjustment. This amount was paid on January 13, 2010.

On January 25, 2010, we exercised our option under an agreement with the City of Cripple Creek to purchase land in Cripple Creek for $2.2 million. We expect to close on the transaction in the second quarter of 2010. The land is intended to be used for parking at Womacks.

We do not have any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Contractual Obligations and Commercial Commitments

The following is a schedule of our contractual obligations and commercial commitments as of December 31, 2009 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt (1)	$16,477	$1,738	$14,739	$-	$-
Estimated interest payments on long-term debt (2)	2,896	1,081	1,815	-	-
Operating Leases	801	331	412	58	-
Other (3,4)	12,950	12,950	-	-	-
Total	$33,124	$16,100	$16,966	$58	$-
(1) Includes capital lease obligations.
(2) Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2009 and an interest rate of 7.0%. For a description of our outstanding long-term debt, please see Note 8 of the notes to the consolidated financial statements.
(3) We paid $10.5 million in January 2010 for our acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada. In addition, we expect to pay $2.2 million in the second quarter of 2010 for the purchase of land in Cripple Creek, Colorado to be used for parking.
(4) Includes liabilities established by us for uncertain tax positions.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to goodwill and property and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Goodwill – At December 31, 2009, we had goodwill of $4.7 million. Our goodwill results from the acquisition of our casino and hotel operation in Edmonton, Alberta, Canada and represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired. We evaluate our goodwill for impairment on an annual basis (as of October 1) or whenever events or changes in circumstances occur that may reduce the fair value of the asset below its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. We completed our annual assessment of goodwill during 2009 and determined that there has been no significant changes in the fair value of assets, no adverse changes in the projected cash flows or any events or circumstances subsequent to our testing that would lead management to believe that the fair value of the assets are less than their current carrying value.

Equity Investment – We have a 33.3% ownership interest in Casinos Poland that we account for under the equity method. We evaluate our equity investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If these conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis utilizing estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. For the year ended December 31, 2009, as a result of our impairment testing, we wrote down our investment by $9.0 million. After the write-down, the value of our investment in CPL is $2.4 million.

Property and Equipment – We have significant capital invested in our property and equipment, which represents approximately 65% of our total assets as of December 31, 2009. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2009, we believe that our investments in property and equipment are recoverable.

Point Liability Program – At December 31, 2009, we had $0.6 million accrued for the cost of anticipated point redemptions. Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) or are awarded points for their visits at certain of our casinos. Players can accumulate points over time, which they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue that was generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on our consolidated balance sheets. The expiration of unused points results in a reduction of the corresponding liability. We use historical data to assist in the determination of estimated accruals.

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

Equity compensation is recorded net of estimated forfeitures over the vesting term. Determining this estimate requires significant judgment on the number of actual awards that will ultimately vest over the term of the award. This estimate is reviewed quarterly and any change in actual forfeitures in comparison to estimates may cause an increase or decrease in the ultimate expense recognized in that period.

Income Taxes – Significant judgment is required in developing our income tax provision. We have a valuation allowance of $8.0 million on our U.S. deferred tax assets as of December 31, 2009 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Recent Accounting Pronouncements

Information regarding accounting pronouncements that have been issued but not yet adopted by us is incorporated by reference from Note 2 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk principally related to changes in foreign currency exchange rates. To mitigate some of these risks, we may utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. As of and subsequent to December 31, 2009, we have no derivative instruments. All of the potential changes noted below are based on information available at December 31, 2009. Actual results may differ materially.

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

Interest Rate Sensitivity

Our debt related to our Edmonton, Alberta, Canada property is a fixed-rate mortgage and, as such, we are not subject to interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers, principal financial officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on such evaluation, our principal executive officers, principal financial officer and chief accounting officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on the assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2009, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, also attested to, and reported on, the effectiveness of our internal control over financial reporting. Grant Thornton LLP’s report is included under the caption entitled “Report of Independent Registered Public Accounting Firm” in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2009, under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” and is incorporated herein by reference. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

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

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2009 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,258,594 (1)	$2.73	1,111,928
Equity compensation plans not approved by security holders	-	-	-
Total	1,258,594	$2.73	1,111,928

(1)
As of December 31, 2009, there were 859,210 securities to be issued upon exercise of outstanding options, warrants and other rights exercisable under the Equity Incentive Plan adopted in 1994. The remaining 399,384 securities pertain to outstanding options, warrants and other rights exercisable under the 2005 Equity Incentive Plan.

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

1.           Financial Statements

The financial statements and related notes, together with the reports of Grant Thornton LLP dated March 15, 2010, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

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

10.1B
Amendment to Sale of Shares Agreement, dated June 15, 2009, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 15, 2009

10.2A
Silver Dollar Purchase Agreement dated as of November 6, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2B
Amendment No. 1 to Silver Dollar Purchase Agreement dated as of November 24, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2C
Amendment No. 2 to Silver Dollar Purchase Agreement dated as of November 30, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2D
Amendment No. 3 to Silver Dollar Purchase Agreement dated as of December 11, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.3
Mortgage agreement by and between Century Resorts Alberta Inc. and Canadian Western Bank dated December 6, 2007, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.4*	Deferred Compensation Agreement (Form) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008.

10.5A*
Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.5B*
Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc and Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.143 to the Company’s Current report on Form 8-K dated February 3, 2005.

10.5C*
Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.178 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.5D*
Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 5, 2009 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2009.

10.6A*
Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.6B*
Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K dated February 3, 2005.

10.6C*
Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective Septermber 1, 2006, is hereby incorporated by reference to Exhibit 10.179 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.6D*
Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2009.

10.7*
Employment Agreement by and between Century Casinos, Inc. and Mr. Larry Hannappel is hereby incorporated by reference to Exhibit 10.147 to the Company’s Current Report on Form 8-K dated March 22, 2005.

10.8*
Employment agreement, effective March 15, 2005, by and between Century Casinos, Inc. and Mr. Ray Sienko is hereby incorporated by reference to Exhibit 10.167 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.9*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.10*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.11A
ADC Agreement, dated September 30, 2005, by and between Bank Austria Creditanstalt AG, Century Casinos, Inc., and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.157 to the Company’s Current Report on Form 8-K dated October 3, 2005.

10.11B
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

_______________________________
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

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director

/s/ Larry Hannappel Larry Hannappel	Senior Vice President (Principal Financial Officer)	/s/ Dinah Corbaci Dinah Corbaci	Director

/s/ Ray Sienko Ray Sienko	Chief Accounting Officer (Principal Accounting Officer)

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements:
Report of Independent Registered Public Accounting Firm	F2
Report of Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F4
Consolidated Statements of Earnings (Loss) for the Three Years Ended December 31, 2009	F5
Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (Loss) for the Three Years Ended December 31, 2009	F7
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009	F8
Notes to Consolidated Financial Statements	F11

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc (a Delaware Corporation) and subsidiaries (collectively, “Century Casinos”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Century Casinos’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Denver, Colorado
March 15, 2010

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (collectively, “Century Casinos”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Casinos’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Century Casinos’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Century Casinos, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Casinos, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Denver, Colorado
March 15, 2010

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share information	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$36,992	$7,835
Receivables, net	752	426
Prepaid expenses	356	388
Inventories	235	170
Other current assets	1,031	583
Deferred income taxes – foreign	261	305
Assets held for sale	-	35,983
Total current assets	39,627	45,690

Property and Equipment, net	88,241	88,558
Goodwill	4,697	4,014
Equity investment	2,372	10,539
Other Assets	373	1,205
Total assets	$135,310	$150,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,738	$8,862
Accounts payable and accrued liabilities	4,920	4,330
Accrued payroll	1,675	1,595
Taxes payable	2,651	2,734
Liabilities related to assets held for sale	-	10,770
Total current liabilities	10,984	28,291

Long-Term Debt, less current portion	14,739	28,501
Deferred Income Taxes – foreign	1,298	427
Other Long-Term Accrued Liabilities	-	303
Total liabilities	27,021	57,522

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,925,180 and 23,895,443 shares issued, respectively;
23,866,698 and 23,884,067 shares outstanding, respectively	239	239
Additional paid-in capital	74,391	73,360
Accumulated other comprehensive earnings (loss)	3,570	(5,147)
Retained earnings	30,230	19,347
	108,430	87,799
Treasury stock – 58,482 and 11,376 shares at cost, respectively	(141)	(26)
Total shareholders’ equity attributable to common stockholders	108,289	87,773
Noncontrolling interests	-	4,711
Total shareholders’ equity	108,289	92,484
Total Liabilities and Shareholders’ Equity	$135,310	$150,006

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

Amounts in thousands, except share information	For the Year Ended December 31,
	2009	2008	2007
Operating revenue:
Gaming	$46,496	$49,949	$57,513
Hotel, food and beverage	8,417	8,669	8,027
Other	1,914	1,935	1,545
Gross revenue	56,827	60,553	67,085
Less promotional allowances	(7,089)	(7,511)	(8,042)
Net operating revenue	49,738	53,042	59,043
Operating costs and expenses:
Gaming	19,068	20,432	22,398
Hotel, food and beverage	6,624	6,961	7,442
General and administrative	17,652	19,586	21,389
Impairments and other write-offs, net of recoveries	8,985	9,357	(95)
Depreciation	6,138	6,772	6,266
Total operating costs and expenses	58,467	63,108	57,400
Earnings from equity investment	359	809	563
Operating (loss) earnings from continuing operations	(8,370)	(9,257)	2,206
Non-operating income (expense):
Interest income	50	31	627
Interest expense	(3,773)	(4,130)	(5,333)
Gains (losses) on foreign currency transactions and other	15	(441)	920
Non-operating (expense), net	(3,708)	(4,540)	(3,786)
Loss from continuing operations before income taxes	(12,078)	(13,797)	(1,580)
Provision (benefit) for income taxes	825	4,060	(1,038)
Loss from continuing operations	(12,903)	(17,857)	(542)

Discontinued operations:
Earnings from discontinued operations	2,674	5,448	7,040
Gain on disposition of Century Casino Millennium	915	-	-
Gain on disposition of Century Casinos Africa	21,859	-	-
Income tax provision	726	786	1,311
Earnings from discontinued operations	24,722	4,662	5,729
Net earnings (loss)	11,819	(13,195)	5,187
Less: Net (loss) earnings attributable to the noncontrolling interests (continuing operations)	(42)	77	(14)
Net earnings attributable to the noncontrolling interests (discontinued operations)	978	201	268
Net earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$10,883	$(13,473)	$4,933

-Continued on following page-

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (CONTINUED)

	For the Year Ended December 31,
	2009	2008	2007
Basic earnings (loss) per share:
Loss from continuing operations	$(0.55)	$(0.76)	$(0.02)
Earnings from discontinued operations	1.01	0.19	0.23
Net earnings (loss)	$0.46	$(0.57)	$0.21

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.55)	$(0.76)	$(0.02)
Earnings from discontinued operations	1.01	0.19	0.23
Net earnings (loss)	$0.46	$(0.57)	$0.21

Amounts attributable to Century Casinos, Inc. and subsidiaries common shareholders:
Loss from continuing operations	$(12,861)	$(17,934)	$(528)
Earnings from discontinued operations	23,744	4,461	5,461
Net earnings (loss)	$10,883	$(13,473)	$4,933

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(Amounts in thousands, except share information)

	Century Casinos, Inc. Shareholders
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
BALANCE AT JANUARY 1, 2007	23,004,067	$232	$69,779	$2,768	$28,020	$(372)	$5,406	$105,833

Comprehensive earnings:
Net earnings	-	-	-	-	4,933	-	254	5,187
Foreign currency translation adjustment	-	-	-	4,967	-	-	149	5,116
Comprehensive earnings								10,303
Adjustment for uncertain tax positions	-	-	-	-	(133)	-	-	(133)
Issuance of restricted common stock	400,000	4	-	-	-	-	-	4
Options exercised	253,000	1	360	-	-	346	-	707
Tax impact of stock option exercises	-	-	205	-	-	-	-	205
Amortization of stock based compensation	-	-	879	-	-	-	-	879

BALANCE AT DECEMBER 31, 2007	23,657,067	237	71,223	7,735	32,820	(26)	5,809	117,798

Comprehensive loss:
Net loss	-	-	-	-	(13,473)	-	278	(13,195)
Foreign currency translation adjustment	-	-	-	(12,882)	-	-	(1,376)	(14,258)
Comprehensive loss								(27,453)
Options exercised	227,000	2	670	-	-	-	-	672
Tax impact of stock option exercises	-	-	24	-	-	-	-	24
Amortization of stock based compensation	-	-	1,443	-	-	-	-	1,443

BALANCE AT DECEMBER 31, 2008	23,884,067	239	73,360	(5,147)	19,347	(26)	4,711	92,484

Comprehensive earnings:
Net earnings	-	-	-	-	10,883	-	936	11,819
Foreign currency translation adjustment	-	-	-	8,717	-	-	808	9,525
Comprehensive earnings								21,344
Common stock repurchases	(53,557)	-	-	-	-	(130)	-	(130)
Disposition of Century Casino Newcastle	-	-	-	-	-	-	(4,907)	(4,907)
Purchase of subsidiary common stock	-	-	(91)	-	-	-	(1,548)	(1,639)
Options exercised	36,188	-	20	-	-	15	-	35
Amortization of stock based compensation	-	-	1,102	-	-	-	-	1,102

BALANCE AT DECEMBER 31, 2009	23,866,698	$239	$74,391	$3,570	$30,230	$(141)	$-	$108,289

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands	For the Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings (loss)	$11,819	$(13,195)	$5,187
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	6,138	9,082	8,631
Gain on disposition of Century Casino Millennium	(915)	-	-
Gain on disposition of Century Casinos Africa	(21,859)
Write-down of equity investment	8,974	-	-
Impairments of goodwill	-	9,357	-
Tax valuation allowance	-	3,758	-
Imputed interest	-	1	134
Amortization of share-based compensation	1,102	1,443	879
Amortization of deferred financing costs	1,397	495	479
Deferred tax expense (benefit)	980	(186)	(1,583)
Earnings from unconsolidated subsidiary	(359)	(809)	(563)
(Gain) loss on disposition of assets	(7)	(164)	155
Recovery of fixed asset costs previously written off	-	-	(158)
Other	11	-	4
Excess tax benefits from stock-based payment arrangements	-	(24)	(205)
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	(33)	63	156
Prepaid expenses and other assets	(106)	252	814
Accounts payable and accrued liabilities	(112)	(1,605)	(1,613)
Accrued payroll	150	(5)	44
Taxes payable	(435)	(779)	1,175
Net cash provided by operating activities	6,745	7,684	13,536

-Continued on following page-

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands	For the Year Ended December 31,
	2009	2008	2007
Cash Flows from Investing Activities:
Purchases of property and equipment	$(1,798)	$(2,883)	$(9,440)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $456 assumed by buyer)	1,574	-	-
Proceeds from disposition of Century Casinos Africa (net of cash balance of $975 assumed by buyer)	47,905	-	-
Investment in Silver Dollar Casino	(1,000)	-	-
Investment in Century Resorts Alberta, Inc., net of cash acquired	-	-	(1,428)
Investment in Century Casino Newcastle, net of cash acquired	-	-	(580)
Investment in CC Tollgate LLC	-	(74)	(3,290)
Investment in Century Casinos Poland	-	-	(3,822)
Decrease in restricted cash	-	-	220
Proceeds from disposition of assets	181	498	138
Other	(21)	-	-
Net cash provided by (used in) investing activities	46,841	(2,459)	(18,202)

Cash Flows from Financing Activities:
Proceeds from borrowings	$80	$14,776	$29,051
Principal repayments	(24,641)	(27,759)	(42,367)
Excess tax benefits from stock-based payment arrangements	-	24	205
Deferred financing costs	(2)	(217)	(61)
Decrease in restricted cash	-	-	1,184
Proceeds from exercise of options	35	672	707
Repurchases of common stock	(130)	-	-
Purchase of subsidiary common stock	(1,639)	-	-
Net cash used in financing activities	(26,297)	(12,504)	(11,281)
Effect of exchange rate changes on cash	404	(1,272)	(1,172)

Increase (Decrease) in Cash and Cash Equivalents	27,693	(8,551)	(17,119)

Decrease in Cash and Cash Equivalents related to Discontinued Operations	1,464	4,644	5,324

Cash and Cash Equivalents at Beginning of Year	7,835	11,742	23,537

Cash and Cash Equivalents at End of Year	$36,992	$7,835	$11,742

-Continued on following page-

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information:

Amounts in thousands	For the Year Ended December 31,
	2009	2008	2007
Interest paid	$2,991	$5,046	$7,117
Income taxes paid	$812	$1,543	$1,875

Supplemental Disclosure of Noncash, Investing and Financing Activities:

The Company had approximately $0.6 million of accrued liabilities related to community development projects in Caledon, South Africa as of December 31, 2008. The Company agreed to perform these projects as a result of the granting of additional slot machines at the Caledon Hotel, Spa & Casino (now a discontinued operation). The Company increased casino licenses for 2008 by this amount.

Please refer to Notes 3 and 4 to the consolidated financial statements for details of the Company’s recent acquisitions and discontinued operations.

See notes to consolidated financial statements.

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2009, the Company owned casino operations in North America and managed cruise ship based casinos on international waters. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage
Century Casinos, Inc.	CCI	n/a	n/a
WMCK Venture Corp.	WOM	CCI	100%
Century Casinos Cripple Creek, Inc.	CCC	WOM	100%
WMCK-Acquisition Corp.	ACQ	WOM	100%
Century Casinos Tollgate, Inc	CTI	CCI	100%
CC Tollgate LLC	CTL	CTI	100%
Century Resorts International Ltd.	CRI	CCI	100%
Century Resorts Alberta, Inc.	CRA	CRI	100%
Century Casinos Europe GmbH	CCE	CCI	100%
Century Casinos Poland Sp. z o.o.	CCP	CCE	100%
Casinos Poland Ltd.	CPL	CCP	33%
Silver Dollar Casino (acquired January 13, 2010)	CAL	CCE	100%
Century Resorts Ltd.	CRL	CCI	100%

Discontinued operations:
Century Casino Millennium, a.s.	CM	CCE	100%
Century Casinos Africa (Pty) Ltd.	CCA	CRL	100%
Century Casino Newcastle (Pty) Ltd.	CNEW	CCA	60%
Century Casinos Caledon (Pty) Ltd.	CCAL	CCA	100%

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

WOM owns and operates Womacks Casino & Hotel (“Womacks”), a limited-stakes gaming casino in Cripple Creek, Colorado.

CTI, as of December 31, 2007, owns 100% of CTL (See Note 3). CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility, in Central City, Colorado.

CRI owns 100% of CRA. CRA owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada. CRI also serves as a concessionaire of small casinos on luxury cruise vessels.

-F11-

CCE acquired CCP (formerly known as G5 Sp. z o.o.) on March 12, 2007 (See Note 3). CCP owns 33.3% of all shares issued by CPL. CPL owns and operates seven full casinos and one slot casino in Poland. On December 15, 2009, the Company announced that CCE entered into a definitive agreement to acquire the Silver Dollar Casino in Calgary, Alberta, Canada (See Note 3). CCE also owned CM, a full-stakes casino located within the Marriott Hotel in Prague, Czech Republic. On February 11, 2009, CCE sold CM (See Note 4).

CRL was formed to own the Company’s South African interests and to provide technical casino services to some of its foreign and offshore operations. CRL, through its subsidiary CCA, owned CCAL and had a 60% controlling interest in CNEW. CCAL and CNEW, operating subsidiaries of CCA, owned and operated The Caledon Hotel, Spa & Casino (“Caledon”) and Century Casino Newcastle (“Newcastle”), respectively. On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA (See Note 4).

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of CCI and its subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned and do not meet the criteria for consolidation in accordance with U.S. authoritative accounting guidance are accounted for under the equity method. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Fair Value Measurements –  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, goodwill, equity investment and casino licenses.

Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2009 and 2008. Our carrying value of financial instruments approximates fair value at December 31, 2009 and 2008.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

-F12-

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk.

Restricted Cash – Restricted cash at December 31, 2008 consisted of deposits of $1.2 million (CZK 22.0 million) held with the Ministry of Finance of the Czech Republic for the Company’s casino in Prague (now a discontinued operation). All of the Company’s restricted cash is shown as a component of assets held for sale on the Company’s December 31, 2008 consolidated balance sheet. As of December 31, 2008 and 2009, the Company’s continuing operations had no restricted cash.

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is provided using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset. No interest was capitalized during 2009, 2008 or 2007.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. No long-lived asset impairment charges were recorded for the years ended December 31, 2009, 2008 or 2007.

-F13-

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company tests its recorded goodwill for impairment on an annual basis (as of October 1) or whenever events or circumstances indicate that the value may be impaired. There were no impairments to goodwill as a result of the Company’s annual impairment evaluation in 2009. Based on evaluations completed in 2008, the Company recorded goodwill impairment charges of $9.3 million (see Note 7).

Equity Investment (Casinos Poland) – The Company holds a 33.3% ownership interest in and actively participates in the management of CPL. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long-term decision making is controlled by a supervisory board consisting of three persons. As the Company is the only shareholder with experience in the gaming industry, it chairs both the management board and the supervisory board. No material decisions can be made without the Company’s consent, including the removal of the chairman of each board. Based on this influence, management believes that it is appropriate to account for the Company’s investment in CPL as a component of its operations. The Company evaluates its investment in CPL for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. During 2009, the Company wrote down its equity investment in CPL to $2.4 million (See Note 5). No impairment was indicated based on the Company’s evaluation performed in 2008.

Casino Licenses – In evaluating the Company’s capitalized casino license costs, management determined that the renewal of a license can be done at minimal cost to the Company, as long as the Company is in compliance with all applicable laws. Based on this evaluation, the Company deemed that casino license costs have an indefinite life. As of December 31, 2008, all capitalized casino license costs were reported as a component of assets held for sale. There are no capitalized casino license costs as of December 31, 2009.

Foreign Currency Translation – Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Gains and losses from intercompany foreign currency transactions that are of a long-term investment nature and are between entities of a consolidated group are recorded as translation adjustments to other comprehensive income. Foreign currency translation gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars are recognized in the statements of earnings.

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of each year are as follows:

	2009	2008	2007
Canadian Dollars (CAD)	1.0466	1.2246	0.9881
Czech Koruna (CZK)	N/A	19.2550	18.2240
Euros (€)	0.6977	0.7184	0.6849
Polish Zloty (PLN)	2.8603	2.9709	2.4703
South African Rand (ZAR)	N/A	9.3410	6.8618
Source: Pacific Exchange Rate Service

Comprehensive Earnings (Loss) – Comprehensive earnings (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

-F14-

Operating Segment – The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment. As a gaming company, the Company’s operating results are highly dependent on the volume of customers at its casinos. Most of the Company’s revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

Revenue Recognition – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, food and beverage revenues are recognized when products are delivered or services are performed. Management and consulting fees are recognized as revenue when services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases.

Revenues are recognized net of incentives related to gaming play and points earned in point-loyalty programs.

At the Company’s casino in Edmonton, the Alberta Gaming and Liquor Commission (“AGLC”) retains 85% of slot machine net win. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. The Century Casino & Hotel in Edmonton records its revenues net of the amounts retained by the AGLC and charities.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in hotel, food and beverage expenses.

The casinos issue coupons for the purpose of generating future revenue. Coupons are issued the month prior to when they can be redeemed and are valid for defined periods of time. The Company expects the net win from a customer visit to be in excess of the value of the coupons issued. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

Members of our casinos’ player’s clubs earn points based on their volume of play (typically as a percentage of coin-in) or are awarded points for their visits at certain of our casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue generated in the period during which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities in the consolidated balance sheets. The expiration of unused points results in a reduction of the corresponding liability.

-F15-

Promotional allowances presented in the consolidated statement of earnings (loss) for 2009, 2008 and 2007 include the following:

	Year ended December 31,
Amounts in thousands	2009	2008	2007

Hotel, Food & Beverage	$3,022	$3,100	$2,662
Coupons	2,231	2,588	2,904
Player Points	1,836	1,823	2,476
Total Promotional Allowances	$7,089	$7,511	$8,042

Stock-Based Compensation – Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Costs – The Company expenses advertising costs when incurred. Advertising expense from continuing operations was $1.2 million, $1.4 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Preopening and Start-Up Expenses – Preopening and start-up costs, including organizational costs, are expensed as incurred. There were no preopening expenses in 2009, 2008 or 2007.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $8.0 million resulting from our net operating losses in the U.S. have been fully reserved. The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets.

Earnings (Loss) Per Share – Basic earnings (loss) per share considers only weighted-average outstanding common shares in the computation. Diluted earnings (loss) per share gives effect to all potentially dilutive securities. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

	2009	2008	2007
Weighted average common shares, basic and diluted	23,575,709	23,455,351	23,088,140

-F16-

As the Company has had losses from continuing operations for the last three years, all unvested restricted stock, stock options and warrants are considered to be antidilutive. The following shares of restricted stock, stock options and warrants have not been included in the weighted average shares outstanding calculation:

	2009	2008	2007
Restricted stock	280,000	360,000	400,000
Stock options and warrants	1,258,594	1,353,282	85,000

Recent Accounting Pronouncements

Codification – In July 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative US generally accepted accounting principles (“GAAP”). The Codification supersedes all existing non-SEC accounting and reporting standards under US GAAP. The Codification does not change existing US GAAP.

Fair Value Measurements and Disclosures – In June 2009, the Company adopted authoritative guidance issued by the FASB requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Noncontrolling Interests – In January 2009, the Company adopted authoritative guidance issued by the FASB establishing new accounting, reporting and disclosure standards for minority interests. Minority interests are now characterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As of December 31, 2008, noncontrolling interests of $4.7 million were classified as a component of shareholders’ equity in the accompanying consolidated balance sheet.

Business Combinations – In January 2009, the Company adopted authoritative guidance issued by the FASB establishing principles and requirements regarding how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The Company is currently assessing the impact of this guidance on its acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada (See Note 3).

In April 2009, the Company adopted authoritative guidance issued by the FASB, retroactive to January 1, 2009, amending the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurement guidance, if the acquisition date fair value can be reasonably measured. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. The adoption of this guidance did not impact the Company’s results of operations and financial position during 2009.

-F17-

Equity Method Investments – In January 2009, the Company adopted authoritative guidance issued by the FASB clarifying how to account for certain transactions involving equity method investments. The adoption of this guidance did not impact the value of the Company’s equity investment.

Intangible Assets – In January 2009, Company adopted authoritative guidance issued by the FASB on determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

Variable Interest Entities – In January 2010, the Company adopted authoritative guidance issued by the FASB which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). This new model requires an assessment of whether an entity has a controlling financial interest in a VIE and is therefore the primary beneficiary and required to consolidate the VIE. This guidance also requires an ongoing reassessment of whether an entity continues to be the primary beneficiary of a VIE. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Subsequent Events – In June 2009, the Company adopted authoritative guidance issued by the FASB establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

3.	ACQUISITIONS

Century Resorts Alberta, Inc.

On January 12, 2006, CRI purchased the remaining 43.6% equity interest in CRA, which it previously did not own, for approximately $6.5 million (CAD 7.2 million). At closing, CRI paid $5.1 million (CAD 5.8 million) of the purchase price. On November 30, 2007, CRI paid the remaining purchase obligation of $1.4 million (CAD 1.4 million).

Century Casino Newcastle (a discontinued operation)

On April 1, 2006, CCA completed the purchase of a 60% controlling interest in CNEW for approximately $9.3 million (ZAR 57.5 million). On December 14, 2007, CCA paid the remaining purchase obligation of $0.6 million (ZAR 3.7 million) towards the purchase of its interest. All assets and liabilities of CNEW are reported in the consolidated balance sheets as being held for sale as of December 31, 2008. (See Note 4).

-F18-

Casinos Poland Ltd

On March 12, 2007, CCE acquired its 100% of the shares in CCP, a Polish entity that owns a 33.3% interest in CPL, for approximately $2.8 million (€2.2 million). At closing, CCE paid $2.0 million (€1.6 million) of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amounts in thousands
Investment in Casinos Poland Ltd.	$9,164
Accounts payable and accrued liabilities	(497)
Long-term debt, including intercompany debt assumed	(6,651)
Cash paid	$2,016

On October 23, 2007, CCE paid the remaining $0.8 million (€0.6 million) towards the purchase. The assets acquired and liabilities assumed, other than intercompany debt (which eliminates in consolidation subsequent to the acquisition), are reported in the Company’s consolidated balance sheets.

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

Silver Dollar Casino

On December 15, 2009, the Company announced that CCE entered into a definitive agreement to acquire 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. ("FSSD") and 100% of the issued and outstanding shares of EGC Properties Ltd. ("EGC") from Grant Thornton Limited, as receiver and manager of EGC Holdings Ltd. ("Holdings"), FSSD and EGC.  FSSD and EGC collectively owned and operated the Silver Dollar Casino ("Silver Dollar") and related land in Calgary, Alberta, Canada.

The Silver Dollar is a 93,000 square foot casino facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 16 table games, 25 video lottery terminals, two restaurants, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

-F19-

On April 15, 2009, Holdings, FSSD, EGC and affiliated corporations filed for protection from creditors under the Companies' Creditors Arrangement Act (Canada) in Vancouver, Canada.  On June 24, 2009, Grant Thornton Limited was appointed by the courts of British Columbia, Canada as receiver and manager of Holdings, FSSD and EGC, and of their respective operations and assets. On December 21, 2009, Grant Thornton Limited obtained the Final Order and the Vesting Order from the courts of British Columbia approving the terms of the transaction.

The total consideration for the transaction is $10.7 million plus a working capital adjustment. CCE paid $1.0 million towards the acquisition on November 6, 2009, which is shown as a component of other current assets on the December 31, 2009 consolidated balance sheet. On January 13, 2010, CCE paid an additional $10.5 million, which includes $9.7 million plus $0.8 million resulting from the working capital adjustment. The purchase price was paid from cash on hand.

4.	DISCONTINUED OPERATIONS

On December 5, 2008, CCE entered into an agreement to sell the Century Casino Millennium for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to CCE at closing on February 11, 2009, with the balance payable over the 12 months following the closing. CCE received $0.4 million in August 2009 and $0.2 million in October 2009. CCE received the final payment of $0.2 million in February 2010. At closing, CCE recognized a gain of $0.9 million related to the disposition of the Century Casino Millennium.

On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of CCA for a gross selling price of ZAR 460.0 million (approximately $49.2 million) less the balance of third party South African debt and other agreed to amounts. CCA owned the Caledon and 60% of Newcastle. Net proceeds of ZAR 253.5 million ($32.8 million) were paid to CRL at closing on June 30, 2009. On September 29, 2009, CRL received an additional ZAR 17.3 million ($2.3 million) that was previously held in retention and an additional ZAR 3.2 million ($0.4 million) based on a net asset value (“NAV”) adjustment. Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, CRL received the final payment for the sale of CCA of ZAR 98.8 million ($13.4 million). The Company recorded total gains of $21.9 million related to the disposition of CCA.

The results of the Century Casino Millennium, Caledon and Newcastle are classified as discontinued operations in the accompanying consolidated statements of earnings (loss) for all periods presented, as applicable. Net operating revenue of discontinued operations was $11.2 million, $29.3 million and $32.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows. The Company’s discontinued operations had a combined carrying value of approximately $25.2 million at December 31, 2008.

-F20-

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

Following is the summarized financial information of CPL as of December 31, 2009 and 2008:

Amounts in thousands (in USD):	As of
	December 31, 2009	December 31, 2008
Balance Sheet:
Current assets	$3,180	$3,208
Noncurrent assets	$12,540	$16,751
Current liabilities	$9,223	$10,530
Noncurrent liabilities	$2,071	$3,842

-F21-

Amounts in thousands (in PLN)	As of
	December 31, 2009		December 31, 2008
Balance Sheet:
Current assets	PLN	9,095	PLN	9,532
Noncurrent assets	PLN	35,867	PLN	49,766
Current liabilities	PLN	26,380	PLN	31,284
Noncurrent liabilities	PLN	5,924	PLN	11,414

Amounts in thousands	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		March 12, 2007 through December 31, 2007
Operating Results:
Net operating revenue		$42,915		$57,389		$39,710
Net earnings		$1,077		$2,427		$1,689

Operating Results:
Net operating revenue	PLN	133,092	PLN	137,512	PLN	105,628
Net earnings	PLN	3,368	PLN	7,001	PLN	4,415

On December 31, 2009, as a result of a change in the gaming laws and licensing process in Poland, the Company determined that its investment in CPL suffered a decline in value that was other than temporary. As a result, the Company completed a discounted cash flow analysis based on management’s current expectations of CPL’s future cash flows. The Company’s fair value analysis utilized “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates. Management compared the fair value of its investment in CPL to its carrying value. The Company recorded an impairment of $9.0 million in the value of CPL to bring the value of the Company’s investment in CPL to its fair market value on that date. The impairment is recorded as a component of Impairments and other write-offs, net of recoveries on the December 31, 2009 consolidated statement of earnings (loss).

The Company’s maximum exposure to losses at December 31, 2009 is $2.4 million, the value of its equity investment in CPL.

6.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consist of the following:

Amounts in thousands	2009	2008
Land	$22,012	$21,578
Buildings and improvements	69,109	65,308
Gaming equipment	15,793	14,977
Furniture and non-gaming equipment	14,568	13,362
Capital projects in process	81	12
	121,563	115,237
Less accumulated depreciation	(33,322)	(26,679)

Property and equipment, net	$88,241	$88,558

Depreciation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $6.1 million, $6.8 million and $6.3 million, respectively.

-F22-

7.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Amounts in thousands
Balance – January 1, 2008	$14,258
Additional investment in CTL	74
Impairment – CTL	(2,124)
Impairment – WOM	(7,233)
Foreign currency translation	(961)
Balance – December 31, 2008	$4,014
Foreign currency translation	683
Balance – December 31, 2009	$4,697

The Company tests its goodwill for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. During 2008, our casinos in Cripple Creek, Colorado and Central City, Colorado experienced a significant decline in gaming revenue. The Company deemed this to be an indicator of potential impairment. As a result, the Company performed interim goodwill impairment analyses, using “Level 3” fair value inputs, of each Colorado operation as of September 30, 2008. The value of each operation was determined using the present value of future cash flows, which is dependent on a number of significant estimates including long-term revenue growth, each operation’s ability to manage operating expenses, expected operating margins of future operations and the discount rate used to calculate the present value of the cash flows. Based on the results of these analyses, it was determined that the net book value for each operation exceeded its respective estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of each operation and the fair value of its respective identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value at either property attributable to goodwill. Accordingly, the Company wrote-off the entire goodwill balance for each operation. Goodwill impairment charges in the aggregate of $9.3 million are reflected as Impairments and other write-offs, net of recoveries in the 2008 consolidated statement of losses. As of and subsequent to December 31, 2008, all remaining goodwill relates to the Company’s investment in CRA.

-F23-

8.           LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consists of the following:

Amounts in thousands	2009	2008
Term Loan – Edmonton	$16,145	$15,050
Term Loan – Cripple Creek	-	4,255
Term Loan – Central City	-	17,600
Other	332	458

Total long-term debt	16,477	37,363
Less current portion	(1,738)	(8,862)
Long-term portion	$14,739	$28,501

Term Loan - Edmonton

On September 23, 2005, CRA agreed to the terms of a $20.1 million (CAD 20.0 million) credit facility with Canadian Western Bank for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility, originally structured as a construction loan, converted to a 60-month mortgage (“Mortgage”) on December 20, 2007. The Mortgage matures on December 31, 2012. Prior to December 31, 2012, CRA will be able to renegotiate the Mortgage for an additional one to five year term. The Mortgage bears interest at 7.0%. Monthly principal and interest payments on the Mortgage are based on a 10-year amortization and are payable on the last day of each month. Under the terms of the Mortgage, CRA is subject to various reporting requirements, a minimum equity requirement of CAD 11.3 million (approximately $10.8 million) and is required to maintain a minimum Cash Flow Coverage Ratio (as defined in the Mortgage) of 1.20. During 2009, the Company met all financial covenant terms related to the Mortgage.

The Mortgage is secured by the assets of CRA and guaranteed by the Company. CRA may elect to prepay up to 10%, or $1.6 million (CAD 2.0 million), of the original principal amount of the Mortgage annually without penalty or bonus. The principal balance outstanding under the Mortgage as of December 31, 2009 was $16.1 million (CAD 16.9 million), of which $14.6 million (CAD 15.3 million) is considered long-term debt in the accompanying consolidated balance sheet.

Term Loan – Cripple Creek

In connection with the Company’s sale of its interest in CCA (See Note 4), the Company pledged to repay the entire balance outstanding on its debt related to the Company’s property in Cripple Creek. On July 7, 2009, the entire principal balance outstanding of $2.7 million was repaid.

Term Loan – Central City

With the proceeds from the sale of CCA (See Note 4), on July 17, 2009, the Company repaid $6.0 million of principal on its debt related to its Central City, Colorado property. On October 22, 2009, the Company repaid the outstanding balance of $7.2 million, which includes principal, accrued interest and unpaid charges arising from earlier prepayments of principal. The Company did not incur any additional charges for these repayments. In connection with these repayments, the Company wrote off unamortized deferred financing charges of $1.0 million and is included in interest expense in the accompanying consolidated statement of earnings (loss).

-F24-

The Company’s remaining debt at December 31, 2009 consists of capital leases at the Edmonton property.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Amounts in thousands	2009	2008
Deferred financing charges – current	$31	$540
Deferred financing charges – long-term	184	1,026
Total	$215	$1,566

Amortization expense relating to these deferred financing charges for the years ended December 31, 2009, 2008 and 2007 totaled $1.4 million, $0.4 million and $0.5 million, respectively, and is included in interest expense in the accompanying consolidated statement of earnings (loss).

The consolidated weighted average interest rate on all borrowings for the Company’s continuing operations was 8.4%, 7.8% and 9.4% for the years ended December 31, 2009, 2008 and 2007, respectively, excluding the amortization of deferred financing charges and one-time charges of $0.4 million for bank waivers in 2008.

As of December 31, 2009, scheduled maturities of all long-term debt are as follows:

Amounts in thousands
2010	$1,738
2011	1,847
2012	12,892
Total	$16,477

9.	OTHER BALANCE SHEET CAPTIONS

Accounts payable and accrued liabilities are composed of the following at December 31, 2009 and 2008:

Amounts in thousands	2009	2008

Accounts payable	$1,174	$1,076
Accrued commissions (AGLC)	919	725
Progressive slot & table liability	1,020	720
Player point liability	575	578
Other accrued liabilities	1,232	1,231
Total	$4,920	$4,330

Taxes payable are composed of the following at December 31, 2009 and 2008:

Amounts in thousands	2009	2008

Accrued property taxes	$1,157	$1,394
Gaming taxes payable	845	818
Other taxes payable	649	522
Total	$2,651	$2,734

-F25-

10.           SHAREHOLDERS' EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. During 2009, the Company repurchased 53,557 shares of its common stock at a weighted average cost of $2.43 per share. The Company did not purchase any shares of its common stock on the open market in 2008. The total remaining authorization under the repurchase program was $14.9 million as of December 31, 2009. The repurchase program has no set expiration or termination date. Subsequent to December 31, 2009, the Company repurchased 57,330 shares of its outstanding common stock for approximately $0.1 million.

The Company has not declared or paid any dividends, and it does not presently intend to do so. At the present time, the Company intends to use any earnings that may be generated to finance the growth of its business.

The Company does not have any minimum capital requirements related to its status as a U.S. corporation in the state of Delaware.

Stock Redemption Requirement – Colorado gaming regulations require the disqualification of any stockholder who may be determined by the Colorado Division of Gaming to be unsuitable as an owner of a Colorado casino. Unless a sale of such common stock to an acceptable party could be arranged, the Company would repurchase the common stock of any stockholder found to be unsuitable under the regulations. The Company could effect the repurchase with cash, Redemption Securities, as such term is defined in the Company’s Certificate of Incorporation and having terms and conditions as are approved by the board of directors, or a combination thereof.

11.           STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2009, the Company has granted, under the EEIP and the 2005 Plan, shares of restricted common stock, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have six-month, one-year, two-year or four-year vesting periods. Through December 31, 2009, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

-F26-

Stock Options

As of December 31, 2009, there were 1,212,842 options outstanding to employees of the Company, of which 859,210 options were issued under the EEIP and 353,632 options were issued under the 2005 Plan.

No options were granted to employees under the 2005 Plan in 2009. A total of 347,320 options and 60,000 options were granted to employees under the 2005 Plan in 2008 and 2007, respectively. The weighted-average fair value of options granted under the 2005 Plan was $0.54 in 2008 and $4.87 in 2007, estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Weighted-average risk-free interest rate	1.94% - 2.08%	4.99%
Weighted-average expected life	5.25 yrs	6.25 yrs
Weighted-average expected volatility	61.7%	47.5%
Weighted-average expected dividends	$ 0	$ 0

Transactions regarding the Company’s stock-based compensation plans for employee stock options are as follows:

		Weighted-		Weighted-
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding at January 1, 2007	1,368,710	$ 2.98	419,614	$ 2.85
Granted	60,000	9.00
Exercised	(225,000)	2.79
Cancelled or forfeited	(42,500)	6.80
Outstanding at December 31, 2007	1,161,210	$ 3.19	589,226	$ 2.91
Granted	347,320	0.98
Exercised	(207,000)	2.93
Cancelled or forfeited	(10,000)	2.93
Outstanding at December 31, 2008	1,291,530	$ 2.64	896,960	$ 2.95
Granted	-	-
Exercised	(36,188)	0.96
Cancelled or forfeited	(42,500)	4.36
Outstanding at December 31, 2009	1,212,842	$ 2.63	1,183,092	$ 2.47

-F27-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Dollar amounts in thousands	Options	Options	Intrinsic	Weighted- Average
Exercise Price:	Outstanding	Exercisable	Value	Life (1)
$0.91	22,639	22,639	$40	8.9
$0.93	48,493	48,493	85	8.9
$1.00	240,000	240,000	406	8.9
$1.75	10,000	10,000	9	1.3
$2.93	849,210	849,210	-	4.2
$9.00	42,500	12,750	-	7.5
	1,212,842	1,183,092	$540	5.5
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $2.69 as of December 31, 2009 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

In addition to the options reflected above, independent directors of the Company have been issued the following options under the 2005 Plan since January 1, 2007:

		Exercise
	Shares	Price

2007:
July 3	25,000	9.00

2008:
November 19	10,000	1.00
November 20	10,752	0.93

No options were issued to independent directors of the Company during 2009. As of December 31, 2009, there were 45,752 options outstanding to independent directors of the Company with a weighted average exercise price of $5.35.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $0.2 million, $0.1 million and $0.2 million, respectively, for stock-based compensation expense. This amount is included in general and administrative expense.

At December 31, 2009, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized through 2011.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s Consolidated Statement of Cash Flows. For the years ended December 31, 2008 and 2007, less than $0.1 million and $0.2 million, respectively, of such excess tax benefits were classified as financing cash flows. No excess tax benefits were recorded for the year ended December 31, 2009.

-F28-

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. Of the 400,000 shares issued, 40,000 shares and 80,000 shares vested during 2008 and 2009, respectively. As of December 31, 2009, there are 280,000 unvested shares remaining. The Company has had no other restricted share activity during this three year period.

For the years ended December 31, 2009, 2008 and 2007, compensation expense related to restricted stock awards totaled $0.9 million, $1.3 million and $0.7 million, respectively. At December 31, 2009, there was $0.7 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Of this amount, $0.5 million will be recognized in 2010, with the remainder to be recognized in 2011.

The impact of the amortization of all the Company’s equity awards (pre-tax) to both basic and diluted earnings per share was $0.05, $0.06 and $0.02 for the years ended December 31, 2009, 2008 and 2007, respectively. There was no capitalized stock-based compensation expense.

12.	INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations is summarized as follows:

Amounts in thousands	2009	2008	2007
U.S. Federal – Current	$44	$738	$(1,280)
U.S. Federal – Deferred	-	2,257	73
Provision (benefit) for U.S. federal income taxes	44	2,995	(1,207)

State – Current	$6	$104	$(183)
State – Deferred	-	307	10
Provision (benefit) for state income taxes	6	411	(173)

Foreign – Current	$-	$441	$(446)
Foreign – Deferred	775	213	788
Provision for foreign income taxes	775	654	342
Total provision for income taxes	$825	$4,060	$(1,038)

-F29-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2009	2008	2007
U.S. Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(3.1%)	(3.7%)	23.6%
State income tax (net of federal benefit)	1.7%	1.0%	7.8%
Effect of stock option exercises	-	0.2%	13.0%
Impairments	(25.3%)	(40.5%)	-
Valuation allowance	(21.0%)	(27.2%)	-
Permanent and other items	6.9%	6.8%	(12.7%)
Total effective income tax rate	(6.8%)	(29.4%)	65.7%

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

Due to the uncertainty of future taxable income, the Company established a valuation of its U.S. deferred tax assets in 2008. As of December 31, 2009, deferred tax assets of $8.0 million resulting primarily from the Company’s net operating losses in the U.S. were fully reserved.

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
•	Accumulation of net income before tax utilizing a look-back period of three years.

-F30-

The Company’s deferred incomes taxes at December 31, 2009 and 2008 are summarized as follows:

Amounts in thousands Deferred tax assets (liabilities) – U.S. federal and state:	2009	2008
Deferred tax (liabilities) – non-current:
Other	$-	$(133)
Total deferred tax (liabilities) – non-current	-	(133)

Deferred tax assets – non-current:
Amortization of goodwill for tax	1,225	1,512
Amortization of deferred financing charges	210	331
Amortization of startup costs	486	529
Property and equipment	882	932
NOL carryforward	4,983	3,250
Write-down of non-operating casino property	-	325
Other	116	118
Total deferred tax assets – non-current	7,902	6,997
Valuation allowance	(7,902)	(6,864)
Net deferred tax assets – non-current	-	-

Prepaid expenses – current	(99)	(176)
Accrued liabilities and other – current	184	223
Net deferred tax assets – current	85	47
Valuation allowance	(85)	(47)
Total deferred tax assets – U.S. federal and state	$-	$-

Amounts in thousands	2009	2008
Deferred tax assets (liabilities) – foreign:
Deferred tax (liabilities) – non-current:
Property and equipment	$(1,462)	$(643)
Deferred tax assets – non-current:
NOL carryforward	164	216
Net deferred tax (liabilities) – non-current	(1,298)	(427)

NOL carryforward – current	261	284
Accrued liabilities and other – current	-	21
Net deferred tax assets – current	261	305
Total deferred tax (liabilities) – foreign	$(1,037)	$(122)
Net deferred tax (liabilities)	$(1,037)	$(122)

-F31-

The following table summarizes the Company’s U.S. net operating loss carryforwards and related expiration dates at December 31, 2009:

Amounts in thousands
Expiration Date:	Amount
2020	$1,131
2021	2,247
2022	1,934
2023	3,458
2024	4,677
$13,447

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa as “major” tax jurisdictions, as defined.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2005-2009
U.S. State – Colorado	2003-2009
Canada	2005-2009
South Africa	1999-2009

The Company has not recorded any potential liability for uncertain tax positions taken on its U.S. tax returns as it believes that this liability would be offset by its large cumulative U.S. net operating loss that has been fully reserved. The Company has recognized a $0.2 million liability for an unrecognized tax liability related to a foreign tax position, which is recorded as a component of taxes payable in the accompanying December 31, 2009 consolidated balance sheet.

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

-F32-

13.           GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas, excluding discontinued operations, as of and for the years ended December 31:

	Long-Lived Assets*
Amounts in thousands	2009	2008
United States	$58,834	$62,349

International:
Canada	$33,034	$29,299
Europe	2,574	10,836
International waters	868	627
Total international	36,476	40,762
Total	$95,310	$103,111
* Long-lived assets consist of property and equipment, goodwill and the Company’s equity investment in Poland.

	Net Operating Revenue
Amounts in thousands	2009	2008	2007
United States	$27,380	$28,685	$37,154

International:
Canada	$20,364	$21,956	$19,297
International waters	1,994	2,401	2,592
Total international	22,358	24,357	21,889
Total	$49,738	$53,042	$59,043

14.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective December 1, 2008, the Company suspended matching contributions.

Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense, including month to month rentals, was $0.6 million for each of the years ended December 31, 2009, 2008 and 2007.

-F33-

The Company has an agreement to lease parking spaces from the City of Cripple Creek through 2010. Under the terms of this agreement, the Company may purchase the property for $3.3 million, less cumulative lease payments ($1.1 million through December 31, 2009), at any time during the lease term. The Company exercised its option to purchase the property for $2.2 million on January 25, 2010 and expects to close on the transaction in the second quarter of 2010.

Following is a summary of operating lease commitments as of December 31, 2009:

Amounts in thousands
2010	$331
2011	279
2012	133
2013	53
2014	5
Total	$801

Guarantee – As of December 31, 2009, the Company has issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with its listing on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any amounts incurred by Bank Austria as a result of claims or damages and lawsuits that an Austrian Depositary Certificate holder may raise or file against the Company.

15.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Casino Consulting AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer. Included in the consolidated statements of earnings are cumulative charges from Flyfish and Focus of $0.7 million for each of the years ended December 31, 2009, 2008, and 2007.

On July 7, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL paid $1.1 million in August 2009, with the remainder paid in November 2009. The Company’s Co CEOs and their respective family trusts/foundations collectively owned these shares.

On January 14, 2009, the Company completed the sale of a parcel of land adjacent to the Company’s casino in Newcastle, South Africa (now a discontinued operation) for approximately $0.1 million (ZAR 1.3 million) to a company partially owned by the Chairman of the Board of CNEW (who is also a shareholder of CNEW).

-F34-

16.	UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2009 and 2008 is as follows:

Amounts in thousands,except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2009
Net operating revenue	$11,999	$11,884	$13,724	$12,131
Operating earnings (loss) from continuing operations (1)	176	(307)	788	(9,027)
(Loss) from continuing operations	(1,459)	(1,045)	(1,179)	(9,220)
Earnings from discontinued operations (2)	1,902	20,777	461	1,582
Net earnings (loss)	443	19,732	(718)	(7,638)
Net earnings (loss) attributable to CCI	345	18,903	(727)	(7,638)
Basic earnings (loss) per share: (3)
Loss from continuing operations	$(0.07)	$(0.05)	$(0.05)	$(0.39)
Net earnings (loss)	0.01	0.80	(0.03)	(0.32)
Diluted earnings (loss) per share: (3)
(Loss) from continuing operations	$(0.07)	$(0.05)	$(0.05)	$(0.39)
Net earnings (loss)	0.01	0.80	(0.03)	(0.32)

Amounts in thousands,except share information:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2008
Net operating revenue	$13,530	$13,873	$13,966	$11,673
Operating (loss) earnings from continuing operations	(66)	289	(8,927)	(553)
(Loss) from continuing operations (4)	(523)	(126)	(15,335)	(1,873)
Earnings from discontinued operations	1,175	1,030	1,268	1,189
Net earnings (loss)	652	904	(14,067)	(684)
Net earnings (loss) attributable to CCI	541	835	(14,198)	(651)
Basic (loss) earnings per share: (3)
(Loss) from continuing operations	$(0.02)	$(0.01)	$(0.65)	$(0.08)
Net earnings (loss)	0.02	0.04	(0.60)	(0.03)
Diluted (loss) earnings per share: (3)
(Loss) from continuing operations	$(0.02)	$(0.01)	$(0.65)	$(0.08)
Net earnings (loss)	0.02	0.04	(0.60)	(0.03)

(1)	During the 4th quarter of 2009, the Company wrote-down its investment in CPL by $9.0 million (See Note 5).
(2)
During the 2nd quarter of 2009, the Company recorded gains of $19.8 million on the disposition of CCA and $0.9 million on the disposition of CM. During the 3rd and 4th quarters of 2009, the company recorded gains of $0.4 million and $1.7 million, respectively, on the disposition of CCA (See Note 4).

(3)	Sum of quarterly results may differ from annual results presented in the consolidated statement of earnings due to rounding.
(4)
During the 3rd quarter of 2008, the Company recorded goodwill impairments of $9.3 million related to its properties in Colorado and established a valuation allowance of approximately $6.0 million on its deferred tax assets.

-F35-