Form 10-Q
period 2010-05-07
CENTURY CASINOS INC /CO/
filed 2010-05-10
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
23,809,368 shares of common stock, $0.01 par value per share, were outstanding as of April 30, 2010.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Amounts in thousands, except for share information	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,803	$36,992
Receivables, net	423	752
Prepaid expenses	711	356
Inventories	277	235
Other current assets	33	1,031
Deferred income taxes – foreign	198	261
Total Current Assets	29,445	39,627

Property and equipment, net	99,490	88,241
Goodwill	5,968	4,697
Equity investment	2,537	2,372
Other assets	398	373
Total Assets	$137,838	$135,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,822	$1,738
Accounts payable and accrued liabilities	4,895	4,920
Accrued payroll	2,209	1,675
Taxes payable	2,270	2,651
Total Current Liabilities	11,196	10,984

Long-term debt, less current portion	14,718	14,739
Deferred income taxes – foreign	2,873	1,298
Total Liabilities	28,787	27,021

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock; $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,925,180 shares issued;
23,809,368 and 23,866,698 shares outstanding, respectively	239	239
Additional paid-in capital	74,534	74,391
Accumulated other comprehensive earnings	4,200	3,570
Retained earnings	30,360	30,230
	109,333	108,430
Treasury stock – 115,812 and 58,482 shares at cost, respectively	(282)	(141)
Total shareholders’ equity	109,051	108,289
Total Liabilities and Shareholders’ Equity	$137,838	$135,310

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for share information	2010	2009
Operating revenue:
Gaming	$12,582	$11,472
Hotel, food and beverage	2,765	1,899
Other	579	409
Gross revenue	15,926	13,780
Less promotional allowances	1,789	1,781
Net operating revenue	14,137	11,999

Operating costs and expenses:
Gaming	5,433	4,469
Hotel, food and beverage	2,110	1,540
General and administrative	4,943	4,331
Depreciation	1,489	1,572

Total operating costs and expenses	13,975	11,912

Earnings from equity investment	188	89
Operating earnings from continuing operations	350	176
Non-operating income (expense):
Interest income	8	9
Interest expense	(291)	(900)
Gains (losses) on foreign currency transactions and other	243	(525)
Non-operating (expense), net	(40)	(1,416)
Earnings (loss) from continuing operations before income taxes	310	(1,240)
Income tax provision	180	219
Earnings (loss) from continuing operations	130	(1,459)

Discontinued operations:
Earnings from discontinued operations	-	1,288
Gain on disposition of Century Casino Millennium	-	877
Income tax provision	-	263
Earnings from discontinued operations	-	1,902
Net earnings	130	443
Less: Net loss attributable to the noncontrolling interests (continuing operations)	-	(18)
Net earnings attributable to the noncontrolling interests (discontinued operations)	-	116
Net earnings attributable to Century Casinos, Inc. and subsidiaries	$130	$345

See notes to condensed consolidated financial statements.

-Continued on following page-

CENTURY CASINOS, INC. AND SUBSIDIARIES-
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) - CONTINUED

	For the three months ended March 31,
	2010	2009
Basic earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.07)
Earnings from discontinued operations	-	0.08
Net earnings	$0.01	$0.01

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.07)
Earnings from discontinued operations	-	0.08
Net earnings	$0.01	$0.01

Amounts attributable to Century Casinos, Inc. andsubsidiaries common shareholders:
Earnings (loss) from continuing operations	$130	$(1,441)
Earnings from discontinued operations	-	1,786
Net earnings	$130	$345

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2010	2009

Net earnings	$130	$443
Foreign currency translation adjustments	630	(2,270)
Comprehensive earnings (loss)	760	(1,827)
Less: Comprehensive loss attributable to noncontrolling interest	-	(29)
Comprehensive earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$760	$(1,856)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2010	2009

Cash Flows from Operating Activities:
Net earnings	$130	$443

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	1,489	1,572
Gain on disposition of Century Casino Millennium	-	(877)
Loss (gain) on disposition of fixed assets	2	(25)
Amortization of share-based compensation	143	349
Amortization of deferred financing costs	8	147
Deferred tax expense	141	268
Earnings from unconsolidated subsidiary	(188)	(89)
Changes in operating assets and liabilities, net of acquisition:
Receivables	301	7
Prepaid expenses and other assets	(109)	(170)
Accounts payable and accrued liabilities	(490)	529
Accrued payroll	306	(3)
Taxes payable	(477)	(519)

Net cash provided by operating activities	1,256	1,632

Cash Flows from Investing Activities:
Purchases of property and equipment	(753)	(237)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $0.5 million assumed by buyer in 2009)	200	1,391
Acquisition of Silver Dollar Casino (less cash acquired of $1.2 million)	(9,301)	-
Proceeds from disposition of assets	-	176
Other	-	(12)

Net cash (used in) provided by investing activities	(9,854)	1,318

(continued)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED

	For the three months ended March 31,
Amounts in thousands	2010	2009
Cash Flows from Financing Activities:
Proceeds from borrowings	$-	$72
Principal repayments	(423)	(3,718)
Deferred financing charges	-	(2)
Repurchases of common stock	(141)	-

Net cash used in financing activities	(564)	(3,648)

Effect of Exchange Rate Changes on Cash	(27)	(123)

Decrease in Cash and Cash Equivalents	(9,189)	(821)

Decrease in Cash and Cash Equivalents related to Discontinued Operations	-	403

Cash and Cash Equivalents at Beginning of Period	36,992	7,835

Cash and Cash Equivalents at End of Period	$27,803	$7,417

Supplemental Disclosure of Cash Flow Information:

Amounts in Thousands	For the three months ended March 31,
	2010	2009
Interest paid	$283	$965
Income taxes paid	$-	$5

Supplemental Disclosure of Non-Cash Financing Activities:

Please refer to Note 2 to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada.

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2010, the Company owned and/or managed casino operations in North America and international waters. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other projects in various stages of development. See Note 2 for a discussion of the Company’s recent acquisition of the Silver Dollar casino (“Silver Dollar”) in Calgary, Alberta, Canada. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and
Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of CCI and its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the 2009 financial information in order to conform to the 2010 presentation.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

	March 31, 2010	December 31, 2009	March 31, 2009
Canadian dollar (CAD)	1.0156	1.0466	1.2602
Euros (€)	0.7393	0.6977	0.7542
Polish zloty (PLN)	2.8544	2.8603	3.4957
Czech koruna (CZK)	N/A	N/A	20.6350
South African rand (ZAR)	N/A	N/A	9.5325
Source: Pacific Exchange Rate Service

Discontinued operations

On February 11, 2009, the Company sold the Century Casino Millennium in Prague, Czech Republic. On June 30, 2009, the Company sold its casinos in South Africa. The results of these operations have been classified as discontinued operations in the accompanying condensed consolidated statements of earnings for all periods presented. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2009.

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll-forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll-forward information which is not required to be adopted by the Company until January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

2.           ACQUISITION OF SILVER DOLLAR CASINO

On January 13, 2010, the Company, through its wholly-owned subsidiary, Century Casinos Europe (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. ("FSSD") and 100% of the issued and outstanding shares of EGC Properties Ltd. ("EGC"). FSSD and EGC collectively owned and operated the Silver Dollar Casino ("Silver Dollar") and related land in Calgary, Alberta, Canada. The results of the Silver Dollar have been included in the Company’s financial statements from January 13, 2010.

The total consideration for the transaction was $11.5 million, which included $10.7 million plus net working capital of $0.8 million. CCE paid $1.0 million towards the acquisition on November 6, 2009, which is shown as a component of other current assets on the December 31, 2009 condensed consolidated balance sheet. On January 13, 2010, CCE paid the remaining $10.5 million. The purchase price was paid from cash on hand. There was no material contingent consideration for the transaction.

The Silver Dollar is a 93,000 square foot casino facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 25 video lottery terminals, 16 table games, one restaurant, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

Prior to CCE’s acquisition, the Silver Dollar was in receivership under the Companies' Creditors Arrangement Act (Canada) in Vancouver, British Columbia, Canada. On December 21, 2009, CCE’s acquisition of the Silver Dollar was approved by the courts of British Columbia.

The Company incurred costs related to the acquisition of $0.3 million. The majority of these costs, which include legal, accounting and valuation fees, were recorded as general and administrative expenses during the fourth quarter of 2009.

The following table summarizes the preliminary fair value allocation of the purchase price to the assets acquired and liabilities assumed on January 13, 2010, the date of acquisition:

Amounts in thousands
Cash	$1,187
Accounts receivable	172
Prepaid expenses	206
Inventory	56
Property and equipment	10,977
Goodwill	1,111
Accounts payable and accrued liabilities	(463)
Accrued payroll	(220)
Deferred income taxes – foreign	(1,439)
Taxes payable	(99)
Cash paid	$11,488
Less: cash acquired	(1,187)
Less: cash deposit made in 2009	(1,000)
Net cash paid in 2010	$9,301

The Company is researching tax issues related to the transaction and also evaluating whether any intangibles may have been included in the acquisition. If additional intangibles are identified, after considering the tax effects of the acquisition, a bargain purchase could result whereby the Company would have negative goodwill and record this amount as a gain on the condensed consolidated statement of earnings.

The $1.1 million of goodwill arising from the transaction results primarily from deferred tax liabilities arising from the book/tax basis differences in assets acquired in the transaction. As a result of the prior ownership’s bankruptcy proceedings, these assets have no carryover tax basis. None of the goodwill will be deductible for tax purposes.

The amounts of Silver Dollar’s net operating revenue and net earnings included in the condensed consolidated statement of earnings since January 13, 2010 are $1.7 million and $0.1 million, respectively.

Pro Forma Results

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate and reliable data for the periods the acquired entities were not owned by the Company. Management has determined that it is impracticable to provide this information due to a lack of reliability of financial information produced by the Silver Dollar’s former ownership and its receiver prior to the acquisition and the costs that would be incurred to reproduce the information with an appropriate level of reliability.

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized financial information of CPL:

Amounts in thousands (in USD):	March 31, 2010	December 31, 2009

Balance Sheet:
Current assets	$4,146	$3,180
Noncurrent assets	$12,122	$12,540
Current liabilities	$9,249	$9,223
Noncurrent liabilities	$2,074	$2,071

Amounts in thousands (in PLN):	March 31, 2010		December 31, 2009

Balance Sheet:
Current assets	PLN	11,835	PLN	9,095
Noncurrent assets	PLN	34,600	PLN	35,867
Current liabilities	PLN	26,400	PLN	26,380
Noncurrent liabilities	PLN	5,920	PLN	5,924

Amounts in thousands	For the three months ended March 31,
	2010		2009
Operating Results (in USD):
Net operating revenue		$12,902		$9,914
Net earnings		$564		$267

Operating Results (in PLN):
Net operating revenue	PLN	37,150	PLN	34,066
Net earnings	PLN	1,513	PLN	1,075

The Company’s maximum exposure to losses at March 31, 2010 was $2.5 million, the value of its equity investment in CPL.

4.           PROMOTIONAL ALLOWANCES

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

Promotional allowances presented in the condensed consolidated statements of earnings for the three months ended March 31, 2010 and 2009 include the following:

	For the three months ended March 31,
Amounts in thousands	2010	2009
Hotel, Food & Beverage	$731	$727
Coupons	569	609
Player Points	489	445
Total Promotional Allowances	$1,789	$1,781

5.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or reversed. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for realization on a quarterly basis by reviewing the Company’s internal estimates for future net income.

As of March 31, 2010, the Company has established a valuation of its U.S. deferred tax assets of $8.3 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•
The level of historical taxable income and projections for future taxable income, based on our operating results and tax planning strategies, over periods in which the deferred tax assets would be deductible, and

•	Accumulation of net income before tax utilizing a look-back period of three years.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax provisions consist of the following:

	For the three months ended March 31,
Amounts in thousands	2010	2009
Provision for U.S. federal income taxes	$15	$14
Provision for foreign income taxes	165	205
Total provision for income taxes	$180	$219

The Company’s income tax expense (benefit) by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months ended March 31, 2010			For the three months ended March 31, 2009
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$546	$156	28.6%	$796	$221	27.8%
United States (1)	(553)	15	(2.7%)	(1,460)	14	(1.0%)
Mauritius (2)	279	9	3.2%	(769)	(23)	3.0%
Austria	(107)	-	-%	84	7	8.3%
Poland	145	-	-%	109	-	-%
Total	$310	$180	58.1%	$(1,240)	$219	(17.7%)
(1) Includes accruals for uncertain tax positions
(2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

6.           EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. Weighted average shares outstanding for the three months ended March 31, 2010 and 2009 were as follows:

	For the three months ended March 31,
	2010	2009
Weighted average common shares	23,542,576	23,524,067
Dilutive effect of outstanding equity awards	217,423	-
Dilutive potential common shares	23,759,999	23,524,067

The following shares of restricted stock, stock options and warrants are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended March 31,
	2010	2009
Unvested restricted stock	-	360,000
Stock options and warrants	916,710	1,304,782

7.           SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long-Lived Assets*
Amounts in thousands	March 31, 2010	December 31, 2009

United States	$58,284	$58,834

International:
Canada	$46,205	$33,034
Europe	2,726	2,574
International waters	780	868
Total international	49,711	36,476
Total	$107,995	$95,310
* Long-lived assets consist of property and equipment, goodwill and equity investment from continuing operations.

	Net Operating Revenue For the three months ended March 31,
Amounts in thousands	2010	2009
United States	$6,437	$6,735

International:
Canada	$7,102	$4,796
International waters	598	468
Total international	7,700	5,264
Total	$14,137	$11,999

8.	SUBSEQUENT EVENT

On January 25, 2010, the Company exercised an option to purchase land in Cripple Creek, Colorado to be used for parking. The Company acquired this property on April 21, 2010 for $2.2 million with cash on hand.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

OVERVIEW

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from the hotel, restaurant and entertainment facilities that are a part of the casinos.

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Silver Dollar Casino in Calgary, Alberta, Canada;
-	Womacks Casino & Hotel in Cripple Creek, Colorado; and
-	The Century Casino & Hotel in Central City, Colorado.

We acquired the Silver Dollar Casino (“Silver Dollar”) and related land on January 13, 2010 for total consideration of $11.5 million, which included $10.7 million plus net working capital of $0.8 million. We paid a $1.0 million deposit towards the acquisition on November 6, 2009, with the remainder paid on January 13, 2010. We paid for the Silver Dollar with cash on hand.

The Silver Dollar is a 93,000 square foot casino/entertainment facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 16 table games, 25 video lottery terminals, one restaurant, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley. We are in the process of rebranding the casino as the Century Casino Calgary.

We also operate ship-based casinos aboard the Silver Cloud, the Mein Schiff and three Oceania Cruises ships. On March 10, 2010, we entered into an exclusive, long-term agreement with Windstar Cruises (“Windstar”), a division of Ambassadors International Cruise Group, under which we have agreed to operate casinos on all Windstar cruise ships that Windstar operates and will place into service. Currently, Windstar operates three passenger cruise ships. As of April 24, 2010, we have begun casino operations on these three ships.

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

From time to time, we may sell existing businesses. During 2009, we completed the sales of our casinos in Prague, Czech Republic and South Africa. The results of these operations have been recorded as discontinued operations for the three months ended March 31, 2009, unless otherwise indicated. For the three months ended March 31, 2009, we recorded a gain of $0.9 million related to the disposition of our casino in Prague.

With a portion of the proceeds from these dispositions, we repaid all of our third party debt relating to our Colorado casinos. This has resulted in interest savings of $0.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, to fund maintenance and capital expenditures and to provide funds for future development.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

Effective as of July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and add roulette and craps tables. We have implemented all of these changes at our Colorado casinos. Management believes that any positive impact resulting from these changes continues to be offset by a slow economy. In addition, management believes that the opening of a new hotel in the Central City/Black Hawk market by one of our casino competitors has also negatively impacted our operations in this market.

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

	For the three months ended March 31,
	2010	2009
Canadian dollar (CAD)	1.0411	1.2453
Euros (€)	0.7236	0.7673
Polish zloty (PLN)	2.8866	3.4565
Czech koruna (CZK)	N/A	21.1428
South African rand (ZAR)	N/A	9.9432
Source: Pacific Exchange Rate Service

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2010 and 2009 are below (in thousands, except per share data). Unless otherwise noted, these results exclude discontinued operations.

	For the three months ended March 31,
	2010	2009

Gaming revenue	$12,582	$11,472
Net operating revenue	14,137	11,999
Total operating costs and expenses	13,975	11,912
Earnings from equity investment	188	89
Operating earnings from continuing operations	350	176
Earnings (loss) from continuing operations	130	(1,459)
Earnings from discontinued operations	-	1,902
Net earnings attributable to Century Casinos, Inc. and subsidiaries	130	345
Earnings per share
Basic
Earnings (loss) from continuing operations	$0.01	$(0.07)
Net earnings	0.01	0.01
Diluted
Earnings (loss) from continuing operations	$0.01	$(0.07)
Net earnings	0.01	0.01

Net operating revenue for the three months ended March 31, 2010 was $14.1 million compared to $12.0 million for the three months ended March 31, 2009. The Silver Dollar casino, which was acquired on January 13, 2010, contributed $1.7 million in net operating revenue for the three months ended March 31, 2010. Net operating revenue at our property in Edmonton increased $0.6 million primarily due to an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar of 16.4% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, partially offset by decreased table game revenue at the property. Furthermore, net operating revenue aboard the cruise ships increased by $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the operation of an additional cruise ship that went into service in May 2009. These increases were offset by a decline in net operating revenue at our property in Cripple Creek, Colorado of $0.3 million, primarily the result of a decline in gaming revenue.

The increase in operating costs and expenses from $11.9 million for the three months ended March 31, 2009 to $14.0 million for the three months ended March 31, 2010 is primarily the result of an increase of $1.6 million in operating costs and expenses from the operations of the Silver Dollar and increased operating costs and expenses at our property in Edmonton. The increase in Edmonton is primarily due to an improvement in the average exchange rate between the U.S. dollar and Canadian dollar of 16.4% for the first quarter of 2010 compared to the first quarter of 2009. In U.S dollars, operating costs and expenses at our Edmonton property increased $0.7 million. In Canadian dollars, the increase was only $0.1 million.

The increase in earnings from continuing operations from a loss of $1.5 million for the three months ended March 31, 2009 to earnings of $0.1 million for the three months ended March 31, 2010 is primarily due to an increase in earnings from operations of $0.2 million, a decrease in interest expense of $0.6 million, increases in recognized foreign currency gains of $0.7 million and a reduction in tax expense of $0.1 million. Contributing to the increase in earnings from operations was a $0.1 million increase in earnings from our equity investment in CPL. Interest expense decreased due to the repayment of all of our third party debt related to our Colorado casinos during 2009.

Net operating revenue by property for the three months ended March 31, 2010 and 2009 is summarized below (in thousands):

	For the three months ended March 31,
	2010	2009

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,360	$4,796
Silver Dollar Casino (Calgary, Alberta, Canada)	1,742	-
Womacks (Cripple Creek, Colorado)	2,265	2,572
Century Casino & Hotel (Central City, Colorado)	4,172	4,163
Cruise Ships	598	468
Casinos Poland (Poland) (1)	-	-
Corporate	-	-
Net operating revenue	$14,137	$11,999
    (1) Accounted for as an equity investment

Operating earnings from continuing operations by property for the three months ended March 31, 2010 and 2009 are summarized below (in thousands):

	For the three months ended March 31,
	2010	2009

Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,306	$1,476
Silver Dollar Casino (Calgary, Alberta, Canada)	138	-
Womacks (Cripple Creek, Colorado)	(97)	98
Century Casino & Hotel (Central City, Colorado)	248	312
Cruise Ships	69	-
Casinos Poland (Poland) (1)	188	89
Corporate	(1,502)	(1,799)
Earnings from operations	$350	$176
   (1) Accounted for as an equity investment
Revenue

Net operating revenue for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended March 31,
	2010	2009	Variance	Percentage Variance

Gaming	$12,582	$11,472	$1,110	9.7%
Hotel, food and beverage	2,765	1,899	866	45.6%
Other	579	409	170	41.6%
Gross revenue	15,926	13,780	2,146	15.6%
Less promotional allowances	1,789	1,781	8	0.4%
Net operating revenue	$14,137	$11,999	$2,138	17.8%

Gaming revenue

Gaming revenue increased by $1.1 million, or 9.7%, from $11.5 million for the three months ended March 31, 2009 to $12.6 million for the three months ended March 31, 2010. The Silver Dollar, acquired on January 13, 2010, contributed $1.1 million in gaming revenue for the three months ended March 31, 2010. Improved gaming revenue in Edmonton, primarily due to an improvement in the average exchange rate between the U.S. dollar and Canadian dollar, and aboard the cruise ships was partially offset by decreased gaming revenue at our property in Cripple Creek, Colorado.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $0.2 million, or 6.5%, from $3.6 million for the three months ended March 31, 2009 to $3.8 million for the three months ended March 31, 2010, primarily resulting from a 16.4% improvement in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2010 compared to the average exchange rate for the three months ended March 31, 2009, partially offset by a lower hold on table games. Gaming revenue in Canadian dollars decreased by CAD 0.5 million, or 11.0%, from CAD 4.4 million for the three months ended March 31, 2009 to CAD 3.9 million for the three months ended March 31, 2010. This decrease is the result of a decrease of 22.3% in table revenue (particularly baccarat) and a decrease of 1.6% in slot revenue. Management believes that a decrease in the size of player wagers and a decrease in hold percentage were the primary factors for the decline in table revenue.

As previously mentioned, on July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Management believes that the impact of these changes continues to be offset by poor economic conditions and the expansion of competing casinos in the Central City/Black Hawk market.

Gaming revenue at Womacks in Cripple Creek decreased by $0.3 million, or 11.8%, from $2.9 million for the three months ended March 31, 2009 to $2.6 million for the three months ended March 31, 2010. The Cripple Creek gaming market decreased by 4.2% from the three months ended March 31, 2009 to the three months ended March 31, 2010. Our share of the Cripple Creek gaming market decreased from 8.8% for the three months ended March 31, 2009 to 8.1% for the three months ended March 31, 2010, primarily due to a 2.2% decrease in our coin-in and a 12.8% decrease in our hold percentage.

Gaming revenue at the Century Casino and Hotel in Central City remained flat at $4.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The combined Central City and Black Hawk gaming market increased by 8.6% from the three months ended March 31, 2009 to the three months ended March 31, 2010. Management attributes this increase to the change in gaming laws in Colorado, but, as described above, believes that growth has been limited due to the poor economic conditions. Our market share of the combined Central City and Black Hawk gaming revenue decreased from 3.2% for the three months ended March 31, 2009 to 2.9% for the three months ended March 31, 2010. We attribute this decline in our market share to significantly larger competitors expanding their operations and marketing efforts. For example, in October 2009, a competing casino in the Central City/Black Hawk market opened a 536-room hotel with pool and spa facilities in which we believe they invested approximately $235 million.

In 2010, a new casino is expected to open across from our casino in Central City. Management believes that this casino will have approximately 200 slot machines, 5 table games, a video poker bar and a banquet room. Our casino in Central City operates with approximately 514 slots machines and 10 table games. The opening of this new casino may have an adverse effect on our casino’s revenue.

Gaming revenue aboard the cruise ships on which we operate increased by $0.1 million, or 33.8%, from $0.5 million for the three months ended March 31, 2009 to $0.6 million for the three months ended March 31, 2010. The Mein Schiff, which went into service in May 2009, contributed $0.1 million of revenue for the three months ended March 31, 2010.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.9 million, or 45.6%, from $1.9 million for the three months ended March 31, 2009 to $2.8 million for the three months ended March 31, 2010. The Silver Dollar contributed $0.6 million of food and beverage revenue for the three months ended March 31, 2010. Hotel, food and beverage revenue at our casino in Edmonton increased by $0.3 million, primarily due to an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. In Canadian dollars, hotel, food and beverage revenue increased CAD 0.1 million, primarily due to increased showroom activity.

Other revenue

Other revenue increased by $0.2 million, or 41.6%, from $0.4 million for the three months ended March 31, 2009 to $0.6 million for the three months ended March 31, 2010, primarily due to revenue earned by the bowling alley at the Silver Dollar.

Promotional allowances

Promotional allowances remained flat at $1.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. An increase in promotional allowances resulting from the addition of the Silver Dollar and increased revenue in Edmonton was offset by a decline in promotion allowances awarded at our casino in Cripple Creek, Colorado. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31,
	2010	2009	Variance	Percentage Variance

Gaming	$5,433	$4,469	$964	21.6%
Hotel, food and beverage	2,110	1,540	570	37.0%
General and administrative	4,943	4,331	612	14.1%
Depreciation	1,489	1,572	(83)	(5.3%)
Total operating costs and expenses	$13,975	$11,912	$2,063	17.3%

Gaming expenses

Gaming expenses increased $0.9 million, or 21.6%, from $4.5 million for the three months ended March 31, 2009 to $5.4 million for the three months ended March 31, 2010. The acquisition of the Silver Dollar on January 13, 2010 contributed $0.5 million of this increase. Gaming expenses in Edmonton increased due primarily to an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar. In Colorado, gaming expenses increased primarily due to increased payroll as the casinos, subsequent to July 2, 2009, are now open 24-hours.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.2 million, or 16.7%, from $1.3 million for the three months ended March 31, 2009 to $1.5 million for the three months ended March 31, 2010. In Canadian dollars, gaming expenses remained flat at CAD 1.6 million. Increased expenses for promotional events and giveaways at the casino were offset by decreased payroll.

Gaming expenses at Womacks remained flat at $1.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Payroll expenses at the casino increased by $0.1 million, as a result of adding dealers for new table games at the casino and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009. This was offset by a decrease in gaming taxes and royalties resulting from the decline in gaming revenue.

Gaming expenses at the Century Casino & Hotel in Central City increased $0.1 million, or 7.1%, from $1.8 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010. Payroll expenses at the casino increased by $0.1 million, as a result of adding dealers for new table games at the casino and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009.

Gaming expenses aboard the cruise ships on which we operate remained flat at $0.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $0.6 million, or 37.0%, from $1.5 million for the three months ended March 31, 2009 to $2.1 million for the three months ended March 31, 2010. The Silver Dollar contributed $0.5 million to this increase. Hotel, food and beverage expense in Edmonton increased by $0.2 million, due primarily to an increase in the average exchange rate between the U.S dollar and the Canadian dollar. This was partially offset by a decrease of $0.1 million in hotel, food and beverage payroll at Womacks as a result of cost control at the restaurant.

General and administrative expenses

General and administrative expenses increased by $0.6 million, or 14.2%, from $4.3 million for the three months ended March 31, 2009 to $4.9 million for the three months ended March 31, 2010. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit. The Silver Dollar contributed $0.6 million to this increase. Increased general and administrative expenses at our casino in Edmonton were partially offset by reduced corporate payroll expenses resulting from reduced share based compensation costs at the corporate level. Management has placed significant emphasis on controlling general and administrative expenses at all of our properties and corporate operations.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased $0.3 million, or 29.6%, from $1.0 million for the three months ended March 31, 2009 to $1.3 million for the three months ended March 31, 2010.This increase is the result of an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar. In Canadian dollars, general and administrative expenses increased by CAD 0.1 million, or 8.2%, from CAD 1.3 million for the three months ended March 31, 2009 to CAD 1.4 million for the three months ended March 31, 2010, primarily due to an increases in payroll expenses of CAD 0.1 million.

General and administrative expenses at Womacks remained flat at $0.7 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Slight increases in payroll were offset by similar decreases in insurance charges.

General and administrative expenses at the Century Casino & Hotel in Central City remained flat at $0.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Slight increases in payroll and utility expenses were offset by a decrease in our property tax accrual.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Corporate expenses decreased by $0.3 million, or 16.5%, from $1.7 million for the three months ended March 31, 2009 to $1.4 million for the three months ended March 31, 2010, primarily due to a decline in stock compensation amortization of $0.2 million and a decline in professional fees of $0.1 million.

At March 31, 2010, we had $0.6 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.4 million is expected to be recognized over the remainder of 2010, with the remainder to be recognized in 2011.

Depreciation

Depreciation expense decreased by $0.1 million, or 5.3%, from $1.6 million for the three months ended March 31, 2009 to $1.5 million for the three months ended March 31, 2010. Depreciation expense at our properties in Colorado declined by $0.2 million, primarily due to  gaming equipment with short depreciable lives becoming fully depreciated. This was partially offset by an increase in depreciation expense at our property in Edmonton resulting from an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar (in Canadian dollars, depreciation expense remained flat) and additional  depreciation resulting from the acquisition of the Silver Dollar on January 13, 2010.

Non-operating expense

Non-operating expense for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended March 31,
	2010	2009	Variance	Percentage Variance

Interest income	$8	$9	$(1)	(11.1%)
Interest expense	(291)	(900)	609	(67.7%)
Gains (losses) on foreign currency translation and other	243	(525)	768	(146.3%)
Non-operating expense	$(40)	$(1,416)	$1,376	(97.2%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense is due to the repayment of all our third party debt related to our casinos in Colorado during 2009. Our average debt balance has decreased from $35.4 million for the three months ended March 31, 2009 to $16.3 million for the three months ended March 31, 2010. Our weighted average interest rate, excluding the impact of the amortization of deferred financing charges, was 8.6% and 7.0% for the three months ended March 31, 2009 and 2010, respectively.

Gains (losses) on foreign currency transactions and other

We recognized foreign currency losses of $0.5 million for the three months ended March 31, 2009 and foreign currency gains of $0.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, we recorded approximately $0.4 million in losses resulting from the exchange of currency. Also in 2009, we recorded losses of approximately $0.1 million on the revaluation of intercompany loans that we deemed to be no longer permanently invested. For the three months ended March 31, 2010, the revaluation of these intercompany loans resulted in a foreign currency gain of $0.1 million. Finally, in 2010, we recorded $0.1 million of other income for insurance proceeds received on damages to a property we previously owned in Nevada.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded $0.1 million and $0.2 million of earnings from our investment in CPL for the three months ended March 31, 2009 and 2010, respectively. The increase is primarily due to an increase in gaming revenue, partially offset by an increase in gaming taxes resulting from the increased revenue and an increase in the gaming tax rate when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Also, an improvement in the average exchange rate between the U.S. dollar and the Polish zloty of 16.5% positively impacted our results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In Polish zloty, we recognized earnings of PLN 0.3 million and PLN 0.5 million for the three months ended March 31, 2009 and 2010, respectively.

Effective January 1, 2010, the gaming laws in Poland changed. Some of the key items include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. Management does not have any information as to which casinos of ours, if any, will be affected by the change in licensing process.

Taxes

Our foreign earnings significantly impact our tax rate. For the three months ended March 31, 2010, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $0.6 million compared to pre-tax earnings at our foreign operations of $0.9 million. We currently have a valuation allowance established for our U.S. deferred tax assets of $8.3 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, we have not recorded tax benefits on U.S. operating losses for the three months ended March 31, 2010 and 2009.

Amounts in thousands	For the three months ended March 31, 2010			For the three months ended March 31, 2009
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$546	$156	28.6%	$796	$221	27.8%
United States (1)	(553)	15	(2.7%)	(1,460)	14	(1.0%)
Mauritius (2)	279	9	3.2%	(769)	(23)	3.0%
Austria	(107)	-%		84	7	8.3%
Poland	145	-	-%	109	-	-%
Total	$310	$180	58.1%	$(1,240)	$219	(17.7%)
    (1) Includes accruals for uncertain tax positions
    (2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

Discontinued Operations

The results of the operations of the Century Casinos Millennium and Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) are classified as discontinued operations. We ceased operations at the Century Casino Millennium on February 11, 2009. We ceased operations at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle on June 30, 2009. The results of our discontinued operations for the three months ended March 31, 2009 are below (in thousands, except for per share information):

For the three months ended March 31, 2009

Gaming revenue	$4,507
Net operating revenue	5,330
Total operating costs and expenses	3,795
Operating earnings from discontinued operations	1,535
Net earnings from discontinued operations	1,786
Earnings per share from discontinued operations
Basic	$0.08
Diluted	$0.08

For the three months ended March 31, 2009, we recorded a gain of $0.9 million related to the disposition of the Century Casino Millennium.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Unless otherwise indicated, the following discussion on cash flows includes discontinued operations.

Cash and cash equivalents totaled $27.8 million at March 31, 2010, and we had working capital (current assets minus current liabilities) of $18.2 million compared to cash and cash equivalents of $37.0 million and working capital of $28.6 million at December 31, 2009. The decline in cash and working capital is primarily due to the payment of $10.5 million towards the acquisition of the Silver Dollar on January 13, 2010.

We use the cash flows that we generate to maintain operations, repay third party debt, fund reinvestment in existing properties for both refurbishment and expansion projects and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by investing and/or financing activities.

Cash provided by operating activities was $1.3 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The change from the 2009 period relates primarily to a $1.3 million decrease in pre-tax earnings from our discontinued operations, as we did not have these operations for the three months ended March 31, 2010. For a description of our operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations, above.

Cash used in investing activities of $9.8 million for the three months ended March 31, 2010 consisted of $10.5 million used for the acquisition of the Silver Dollar (offset by casino cash acquired of $1.2 million); $0.2 million of additions in Edmonton for signs and computer equipment; $0.2 million of additions at Central City for gaming equipment; and $0.3 million of additions at Womacks for gaming equipment. These outflows were offset by $0.2 million in proceeds received from the sale of the Century Casino Millennium.

Cash provided by investing activities of $1.3 million for the three months ended March 31, 2009 consisted of $1.4 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa, offset by $0.2 million in additions at Womacks for digital surveillance equipment and $0.1 million of cumulative additions at our other remaining properties.

Cash used in financing activities of $0.6 million for the three months ended March 31, 2010 consisted of repayment of $0.4 million towards the Edmonton term loan and $0.1 million for the repurchases of our outstanding common stock pursuant to a publicly announced repurchase program discussed below.

Cash used in financing activities of $3.6 million for the three months ended March 31, 2009 consisted of repayments of $1.6 million towards the Central City term loan; repayments of $1.3 million towards the Womacks term loan; repayments of $0.3 million towards the Edmonton term loan; and net repayments of $0.4 million towards our South African term loans.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. For the three months ended March 31, 2010, we repurchased 57,330 shares of our common stock at a weighted average cost of $2.46 per share. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2010. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity and Capital Requirements

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, approximately $3.0 million of capital expenditures at our casinos, interest and principal payments on outstanding debt and repurchases of our outstanding common stock.

We believe that our cash at March 31, 2010 will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our Co Chief Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents our common stock repurchases during the first three months of 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	52,330	$2.46	52,330	$14.7 million
February 1-28, 2010	5,000	$2.42	5,000	$14.7 million
March 1-31, 2010	-	-	-	$14.7 million

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date.

Item 5. OTHER INFORMATION

The 2010 annual meeting of our securityholders was held on May 6, 2010. At the annual meeting, Class I directors, Robert S. Eichberg and Dinah Corbaci, were re-elected to the Board for a three year term. On the proposal to elect the Class I directors, the votes were:

	For	Withheld	Broker Non-Vote
Robert S. Eichberg	14,406,126	71,842	3,045,814
Dinah Corbaci	14,429,801	48,167	3,045,814

Additionally, a proposal to ratify the selection of Grant Thornton LLP to serve as our independent registered public accounting firm for the year ending December 31, 2010 was approved by a vote of 17,145,138 shares in favor, 6,474 shares against and 102,170 shares abstaining.

Item 6. EXHIBITS

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
Date: May 10, 2010

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