Form 10-K/A
period 2009-12-31
CENTURY CASINOS INC /CO/
filed 2010-06-30
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

EXPLANATORY NOTE

Century Casinos, Inc. (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2010.

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the Registrant is required to file financial statements of its unconsolidated subsidiary, Casinos Poland Sp. z o.o. (“CPL”). The financial statements of CPL are filed in this Amendment under Item 15 – Exhibits, Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of CPL under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of documents filed with this report

1.	Financial Statements

The financial statements and related notes, together with the reports of Grant Thornton LLP dated March 15, 2010, appear in Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010.

2.	Financial Statement Schedules

None.

3.	List of Exhibits

(b) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.

3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10) Material Contracts

10.1A	Sale of Shares Agreement by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 24, 2008.

10.1B	Amendment to Sale of Shares Agreement, dated June 15, 2009, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 15, 2009

10.2A	Silver Dollar Purchase Agreement dated as of November 6, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2009.
10.2B	Amendment No. 1 to Silver Dollar Purchase Agreement dated as of November 24, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2009.
10.2C	Amendment No. 2 to Silver Dollar Purchase Agreement dated as of November 30, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2009.
10.2D	Amendment No. 3 to Silver Dollar Purchase Agreement dated as of December 11, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.3	Mortgage agreement by and between Century Resorts Alberta Inc. and Canadian Western Bank dated December 6, 2007, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.4*	Deferred Compensation Agreement (Form) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008.

10.5A*	Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.5B*	Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc and Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.143 to the Company’s Current report on Form 8-K dated February 3, 2005.

10.5C*	Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.178 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.5D*	Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 5, 2009 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2009.

10.6A*	Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.6B*	Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K dated February 3, 2005.

10.6C*	Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.179 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.6D*	Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2009.

10.7*	Employment Agreement by and between Century Casinos, Inc. and Mr. Larry Hannappel is hereby incorporated by reference to Exhibit 10.147 to the Company’s Current Report on Form 8-K dated March 22, 2005.

10.8*	Employment agreement, effective March 15, 2005, by and between Century Casinos, Inc. and Mr. Ray Sienko is hereby incorporated by reference to Exhibit 10.167 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.9*	Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.10*	Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.11A	ADC Agreement, dated September 30, 2005, by and between Bank Austria Creditanstalt AG, Century Casinos, Inc., and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.157 to the Company’s Current Report on Form 8-K dated October 3, 2005.

10.11B	Annex to ADC Agreement by and between Bank Austria Creditanstalt AG, Century Casinos, Inc. and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.158 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(21) Subsidiaries of the Registrant

21**	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23.1**	Consent of Independent Auditors – Grant Thornton LLP

23.2†	Consent of Independent Auditors – Grant Thornton Frackowiak Sp. Z.o.o.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Margaret Stapleton, Executive Vice President and Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Margaret Stapleton, Executive Vice President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

(99) Additional Exhibits

99.1†	Consolidated Financial Statements of Casinos Poland Sp z o.o. for the years ended December 31, 2009 (audited), 2008 (unaudited) and 2007 (unaudited) together with the report of Grant Thornton Frackowiak Sp. Z.o.o dated June 30, 2010 for the year ended December 31, 2009.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
**	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on March 15, 2010.
†	Filed herewith.

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

Date: June 30, 2010

CASINOS POLAND SP. Z O.O.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008 (UNAUDITED) AND FOR THE

YEARS ENDED DECEMBER 31, 2009, 2008 (UNAUDITED) AND 2007

(UNAUDITED) AND REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Casinos Poland Sp. z o.o.

We have audited the accompanying consolidated balance sheet of Casinos Poland Sp. z.o.o. (a Company incorporated in Warsaw, Poland) and subsidiaries (collectively ‘Casinos Poland”) as of December 31, 2009, and the related consolidated statements of profit and loss, changes in consolidated equity, and cash flows for the year then ended. These financial statements are the responsibility of Casinos Poland’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet of Casinos Poland as of December 31, 2008 and the related consolidated statements of profit and loss, changes in consolidated equity, and cash flows for the years ended December 31, 2008 and 2007 were not audited by us and, accordingly, we do not express an opinion on them.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casinos Poland Sp. z.o.o and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in Poland.

Without qualifying our opinion on these financial statements, we draw your attention to the issue disclosed in note 41.2 of the additional notes to the financial statements. In this note the Management Board of the Company presented impact of the correct and justified settlement of the Social Fund obligatory charge for the years 2005 - 2006 and benefits paid from the above Fund as well as impact of the provision for the future jackpots payments disclosed for the first time in the financial statements on the opening balance to the financial statement for the year 2009. The above adjustments resulted in the increase of the opening balance of retained earnings by PLN 579 thousand.

/s/ GRANT THORNTON FRACKOWIAK SP. Z O.O.

June 30, 2010

Poznań, Poland

STATEMENT OF THE MANAGEMENT BOARD OF THE PARENT COMPANY

(all amounts are presented in Polish Zloty)

Pursuant to the requirements of Article 55 of the Accounting act of 29 September 1994 (consolidated text, Journal of laws of 2009, No. 152, item 1223 as amended), the Management Board of Casinos Poland Sp. z o.o. presents the attached consolidated financial statement comprised of:

1) the introduction to the financial statement;

2) the consolidated balance sheet prepared as at 31 December 2009 disclosing the total balance of assets, equity and liabilities in the amount of PLN 51,216,243.64;

3) the consolidated profit and loss account for the period from 1 January 2009 to 31 December 2009 disclosing a net profit of PLN 2,817,049.44;

4) the statement of changes in consolidated equity for the period from 1 January 2009 to 31 December 2009 disclosing an increase in consolidated equity by PLN 2,817,049.44;

5) the consolidated cash flow statement for the period from 1 January 2009 to 31 December 2009 disclosing a decrease in net cash by PLN 242,454.56;

6) the explanatory notes.

Introduction to the consolidated financial statement

(all amounts are presented in Polish zloty)

1. Data identifying the parent company and the Capital Group

1.1 Name of the parent company

Casinos Poland Sp. z o.o.

1.2 Registered office of the parent company

ul. Wolnosc 3a, 01-018 Warsaw

1.3 Registration of the parent company in the National Court Register

Court’s registered office:	District Court for the capital city of Warsaw in Warsaw, 12th Commercial Department of the National Court Register
Date:	12 June 2001
Register number:	16809

1.4 Basic line of business and duration of the parent company

•	running of casinos in the Republic of Poland and abroad,

•	organizing other games of chance not covered by the State monopoly,

•	running arcade games, billiard games, computer games and video games,

•	running own trade activities pertaining to internal trade and foreign trade and as part of intermediation,

•	rendering food services,

•	purchase and sale of foreign currencies and intermediation in the purchase and sale of these values,

•	advertising.

The parent company has been established for an unspecified period of time.

1.5 Entities whose data are disclosed in the consolidated financial statement

Detailed information about the entities whose data are disclosed in the consolidated financial statement are presented below:

Entity’s name	Registered office	Line of business	Share capital	% share in share capital as at 31.12.2009
KA-NA GIS Sp. z 0.0.	Warsaw	Real estate rental	326,500.00	100%
Cesario Investments Sp. z 0.0.	Warsaw	Real estate rental, management consultation	9,550,000.00	100%

The percentage share of the parent company in the voting rights at the general meeting of shareholders of the given company corresponds to its share in the share capital of that company.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

The following subsidiaries have been covered by the consolidated financial statement:

a) KA-NA GIS Sp. z o.o.

This entity has been covered by consolidation due to the fact that its financial data are significant to the fulfillment of the obligation stipulated in Article 4 par. 1 of the Accounting act of 29 September 1994.

b) Cesario Investments Sp. z o.o.

This entity has been covered by consolidation due to the fact that it has not been covered by consolidation by the lower level parent company KA-NA GIS Sp. z o.o.

The consolidated financial statement for 2008 and 2007 also covered CP Nieruchomosci Sp.zo.o. In result of the merger of Cesario Investments Sp. z o.o. with CP Nieruchomo§ci Ap. Z o.o., CP Nieruchomosci was deleted from the National Court Register on 30 October 2009. The merger was conducted pursuant to Article 492 sec. 1 item 1 and Article 516 sec. 6 of the Commercial companies code. The merger was conducted by combination through take-over reconciled by a share merging method pursuant to Article 44a par. 2 of the Accounting act.

1.6 Subordinated entities excluded from the consolidated financial statement

The following entities have been excluded from the consolidated financial statement:

Entity’s name	Registered office	Line of business	Share capital		% share in share capital as at 31.12.2009
CP Management Sp. z o.o. in receivership	Warsaw	Private investigation services		100,000.00	100%
CP World B.V.	Alkmaar	Business consultation	EUR	82,800.00	100%

CP Management Sp. Z o.o. was deleted from the National Court Register on 28 January 2010.

Exclusion of the financial statements of the above entities from the consolidated financial statement took place on the basis of the provisions of Article 58 par. 1 of the Accounting act of 29 September 1994.

1.7 Period covered by the consolidated financial statement

The consolidated financial statement has been prepared for the financial year ending on 31 December 2009. The financial statements of the related parties have been prepared for the same financial year.

1.8 Assumption of continuation of business activity

The consolidated financial statement of Casinos Poland Sp. z o.o. Capital Group and the financial statements constituting the basis for drawing up the consolidated financial statement have been drawn up assuming that business activity will be continued in the foreseeable future. The Management Board of the parent company does not ascertain any circumstances as at the day the financial statement is signed indicating that there is a threat to the continuation of business activity by the Capital Group.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

2. Significant accounting principles

2.1 Basis for drawing up the consolidated financial statement

The consolidated financial statement has been drawn up in accordance with the practice applied by entities operating in Poland, on the basis of the accounting principles ensuing from the provisions of the Accounting act of 29 September 1994 (Journal of laws of 2009, No. 152, item 1223 as amended) and the secondary legislation to the Act.

The accounting principles adopted by the parent company for the capital group were applied in a continuous manner and comply with the accounting principles applied in the previous financial year.

2.2 Revenues and expenses

Revenues and expenses are recognized on an accrual basis during periods which they concern, regardless of the day on which payment is received or effected.

The group classifies expenses by type and draws up a profit and loss account using a comparative method.

Sales revenues

Revenues from the sale of products, goods and materials are recognized in the profit and loss account, when the significant risk and benefits ensuing from the ownership rights to the products, goods and materials have been assigned over to the buyer. Revenues from the sale of services whose period of execution is shorter than 6 months are recognized the moment their performance is finished.

2.3 Intangible assets

Intangible assets are recognized in the ledgers at purchase prices or expenses borne to manufacture them and are amortized using a straight-line method over the following period:

Software                                                                                  2 years

2.4 Fixed assets

The initial value of the fixed assets is recognized in the ledgers at purchase price or manufacturing cost taking into account the consequences or reappraisal (readjustment), less depreciation allowances and impairment allowances.

The initial value of the fixed assets and the depreciation allowances made so far are readjusted on the basis of separate regulations.

The purchase price and the manufacturing cost of the fixed assets is the total cost borne by the entity during the period of construction, assembly, adaptation and improvement until the day they are put to use, including the costs of servicing liabilities incurred for the purpose of financing thereof and the associated exchange differences, less the revenue ensuing therefrom.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

The initial value constituting the purchase price or the manufacturing cost is increased by the costs of improvement, which involves rebuilding, expansion, modernization or reconstruction, causing the usable value of that asset after the improvement has been completed to exceed the usable value in effect the moment the asset is put to use.

The fixed assets are depreciated using the straight-line method. Depreciation starts in the month following the month in which the fixed asset is put to use. Low-priced fixed assets are amortized at full value in the month they are put to use.

Depreciation rates:

Buildings (investments in foreign fixed assets)	10%
Ownership right to usable premises	2.5%
Computers	30.0%
Other technical equipment (play machines)	20.0%
Vehicles	20.0%

2.5 Fixed assets under construction

Fixed assets under construction are recognized according to the overall costs directly related to the purchase or manufacture thereof borne up to the balance sheet date, less any impairment allowances.

2.6 Investments

Investments cover assets purchased to gain financial benefits ensuing from the increase in the value of these assets, generation of revenues therefrom in the form of interest, dividends (profit sharing) or other gains, including from trade transaction, and, in particular, financial assets as well as those real properties and intangible assets which are not being used by the entity but have been purchased to trade in.

2.6.1 Investments in real estate

The initial value of the investments in real estate is recognized in the ledgers at purchase price or manufacturing cost taking into account the consequences of reappraisal (readjustment), less depreciation allowances and impairment allowances. The initial value of the investments in real estate and the depreciation allowances made so far are readjusted on the basis of separate regulations.

The initial value constituting the purchase price or the manufacturing cost of an investment in real estate is increased by the costs of improvement, which involves rebuilding, expansion, modernization or reconstruction, causing the usable value of the investment in real estate after the improvement has been completed to exceed the usable value in effect the moment the investment is put to use.

Investments in real estate are depreciated using the straight-line method. Depreciation starts in the month following the month in which the investment in real estate is put to use.

2.6.2 Investments in intangible assets

Investments in intangible assets are recognized in the ledgers in accordance with the rules stipulated in item 2.3.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

2.7 Leasing

The Company is a party to lease contracts, on the basis of which it accepts fixed assets to be used against payment for a specified period of time.

As regards financial lease contracts, by virtue of which the entire risk and profits ensuing from the possession of the assets constituting the subject matter of the contract are assigned, the subject matter of the lease is recognized in the assets as a fixed asset at the current value of the minimum lease fees the day on which the lease starts. Lease fees are divided between financial expenses and decrease in the balance of liability in a manner making it possible to obtain a fixed interest rate on the liability remaining to be repaid. Financial expenses are recognized directly in the profit and loss account.

Fixed assets used on the basis of lease contracts are depreciated over the anticipated period of use or the duration of the lease whichever is shorter.

Lease fees pertaining to contracts which do not meet the criteria of a financial lease contract are recognized as expenses in the profit and loss account using a straight-line method over the duration of the lease.

2.8 Inventories

Inventories are valued at purchase prices not higher than their net sales prices as at the balance sheet date. The value of inventories of materials and goods is set on the basis of:

Materials - the purchase price, using a FIFO method.

Goods - the purchase price, using a FIFO method.

Inventories are recognized in the balance sheet at net value, i.e. less write-down allowances resulting from their valuation at net sales prices.

2.9 Receivables, claims and liabilities, other than those classified as assets

Receivables are recognized at value due and receivable, in accordance with the prudence principle.

The value of the receivables is adjusted taking into account the degree of probability of payment thereof by way of a write-down allowance, recognized under other operating expenses or financial expenses - depending on the type of the receivables which the write-down allowance relates to.

Liabilities are recognized in the ledgers at amount due and payable.

Receivables and liabilities expressed in foreign currencies are recognized as at the day the transaction is made at the average exchange rate of the National Bank of Poland set for the given currency for that day.

As at the balance sheet date the receivables and the liabilities expressed in foreign currencies are recognized at the average exchange rate of the National Bank of Poland for the given currency in effect on that day.

2.10 Share capital

The share capital is recognized at value specified in the deed of association of the parent company and entered in the court register. The differences in the fair value of the payment received and the face value of the shares are recognized under supplementary capital from the sale of shares above their face value.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

2.11 Provisions for liabilities

Provisions are comprised of liabilities whose maturity date or amount due are uncertain.

Unused leaves

Liabilities arising from unused employee leave have been valued on the basis of information about the total number of days of unused leave and average historical data about the remuneration costs.

Token balance

Some of the value tokens and vouchers issued by the Company are used by the gamblers as quasi money and are outside of the Company. The Company creates a provision in an amount corresponding to the value of the tokens and vouchers of a unit value over PLN 1,000.00, believing, from experience, that low-value tokens are treated by the gamblers as souvenirs and are not returned to circulation at the casino.

Cumulative jackpot

Slot machines used by the Company at the casinos and the game arcade make it possible to receive the jackpot at a later time than the period during which a significant portion of the revenues is generated. The Company creates a provision in the amount of the potential jackpot accumulated as at the balance sheet date, which will be paid out at a later time, net of gambling tax on that amount, calculated and paid by the Company.

Bonuses for the Management Board

Employment contracts entered into by the parent company with former members of the Management Board provided for the payment of an annual bonus, the value of which depended on the net result generated by the parent company in the financial year ending on 31 December 2007. Additionally, the Company created a provision for the bonuses for the present Management Board in an amount similar to the bonus paid out for 2008 on the basis of a resolution of the Shareholders of Casinos Poland Sp. z o.o. dated 30 October 2009.

Competition ban

Employment contracts of former members of the Company’s Management Board contained provisions concerning the ban on competition after employment has ceased. Analogical provisions exist in contracts banning competition which the Company entered into with two employees holding managerial posts in the Company. The Company is currently questioning the payments ensuing from that fact. Not knowing the effects of the lawsuit in the above regard the Company created a provision in the amount fully reflecting the contractual provisions.

Termination of the employment contract without notice

The employment contract with the former President of the Management Board of the parent company was terminated without notice. Not knowing the outcome of the lawsuit in the above regard the Company created a provision in the amount corresponding to a three months’ salary plus Social Insurance Institution’s surcharges.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

2.12 Goodwill of subsidiary companies

The negative goodwill constitutes an excess of the fair value of identifiable net assets of the subsidiary or associated company as at the day control is taken over or exertion of significant pressure on their purchase prices is commenced.

The negative goodwill is depreciated over a period of 40 years.

2.13 Method of consolidation / valuation of subsidiary companies

Subsidiary companies are subject to full consolidation during the period from the moment control over them is taken by the parent company until this control ceases. Assets and liabilities of the subsidiary company as at the day it is included in the consolidated financial statement are recognized at fair value. The difference between the fair value of these assets and liabilities and the purchase price causes a goodwill or negative goodwill to appear, which are disclosed under a separate position in the consolidated balance sheet.

2.14 Income tax

Tax disclosed in the profit and loss account covers the current and the deferred portion.

Current income tax liabilities are calculated in accordance with the tax laws. The deferred portion disclosed in the profit and loss account constitutes the difference between the status of the provisions and assets pertaining to the deferred tax at the end and at the beginning of the reporting period.

Assets pertaining to the deferred income tax are valued at an amount anticipated to be deducted from the income tax in the future, as a result of temporary differences which will result in the future decrease in the tax base and the deductible tax loss, determined taking into account the prudential valuation rule.

The provision for the deferred income tax is created in the amount of the income tax required to be paid in the future, as a result of temporary differences which will result in an increase in the tax base in the future.

The value of the provision and the assets pertaining to the deferred income tax is determined taking into account the income tax rates in effect during the year in which the tax liability appeared.

2.15 Exchange differences

The exchange differences resulting from the valuation as at the balance sheet date of assets and liabilities, except long-term investments, expressed in foreign currencies and arisen in connection with receivables and liabilities in foreign currencies, as well as when selling foreign currencies, are recognized accordingly under financial revenues or expenses, and in some cases, under the purchase price for goods, as well as the purchase price or manufacturing cost of fixed assets, fixed assets under construction or intangible assets.

Introduction to the consolidated financial statement (Continued)

(all amounts are presented in Polish zloty)

Exchange differences arisen in connection with the valuation of long-term investments as at the balance sheet date, expressed in foreign currencies, are reconciled in the following manner:

Positive exchange differences increase the revaluation capital. Negative exchange differences decrease the revaluation capital to the amount by which the revaluation capital was increased in this regard. In other cases negative exchange differences are recognized under financial costs. The increase in the value of the given investment ensuing from positive exchange differences on assets whose value has been decreased by the negative exchange differences classified under financial costs, are recognized up to the value of these costs as financial revenues.

2.16 Trade financial assets

Trade financial assets include assets acquired for the purpose of achieving economic gains ensuing from short-term changes in the prices and fluctuations of other market indexes or short duration of the acquired instrument, as well as other financial assets, regardless of the intentions followed when concluding the contract, if they constitute an element of a portfolio of similar financial assets, with respect to which there is a high probability of achieving the anticipated economic gains within a short period of time.

2.17 Cash flow statement

The group draws up the cash flow statement using an indirect method.

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Consolidated balance sheet

(all amounts are presented in Polish zloty)

	Note	31.12.2009	31.12.2008 (Unaudited)
ASSETS

Fixed assets		42,127,533.36	46,935,899.25
Intangible assets	1.1
Other intangible assets		85,874.19	190,309.23

		85,874.19	190,309.23

Tangible assets	2
Fixed assets	2.1	40,098,502.49	43,012,164.75
buildings, premises and civil engineering structures		29,689,309.17	33,670,842.63
technical equipment and machines		1,083,351.69	1,280,050.19
vehicles		612,822.06	293,494.21
other tangible fixed assets		8,713,019.57	7,767,777.72
Tangible fixed assets under construction	2.5	664,331.88	1,111,240.61
Advances for tangible fixed assets under construction		—	566,549.33

		40,762,834.37	44,689,954.69

Long-term receivables
From other entities	3.1	110,512.59	110,512.59

		110,512.59	110,512.59

Long-term prepayments
Deferred tax asset		707,963.98	1,101,031.50
Other assets	4	460,348.23	844,091.24

		1,168,312.21	1,945,122.74

Current assets		9,088,710.28	9,535,148.16

Inventory	5
Materials		486,687.68	408,917.47
Goods		1,725,197.87	1,693,247.65
Advances for deliveries		—	26,290.25

		2,211,885.55	2,128,455.37

Short-term receivables
Receivables from related parties trade liabilities	6.1	408.96	12,926.04
Receivables from other entities trade liabilities	6.2	66,212.54	154,054.11
receivables from tax, subsidy, customs, social security and other benefits		10,873.00	206,546.00
other		1,172,171.95	1,045,567.19
claimed at court		24,765.36	2,093.11

		1,274,431.81	1,421,186.45

Short-term investments
Short-term financial assets in related parties	7.1	—	10,000.00
cash and other pecuniary assets	7.2	5,047,381.01	5,289,835.57
Other short-term investments		—	—

		5,047,381.01	5,299,835.57

Short-term prepayments	8	555,011.91	685,670.77

TOTAL ASSETS		51,216,243.64	56,471,047.41

See explanatory notes to consolidated financial statements

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Consolidated balance sheet

(all amounts are presented in Polish zloty)

	Note	31.12.2009	31.12.2008 (Unaudited)
LIABILITIES

Equity
Share capital	9	5,100,000.00	5,100,000.00
Supplementary capital		5,493,225.57	3,544,128.28
Revaluation reserve		—	—
(Loss) from previous years		(731,289.77)	(6,515,375.07)
Net profit		2,817,049.44	7,733,182.59

		12,678,985.24	9,861,935.80

Capitals of minority shareholders		—	—

Negative goodwill of controlled entities
Negative goodwill - subsidiaries	1.2	5,532,489.95	5,680,351.55

Liabilities and provisions for liabilities

Provisions for liabilities
Provision for deferred income tax		100,489.30	172,012.20
Provision for retirement and similar benefits	10.1	623,842.00	640,817.00
short-term		623,842.00	640,817.00
Other provisions		3,908,654.75	3,917,990.22
short-term	10.2	3,908,654.75	3,917,990.22

		4,632,986.05	4,730,819.42

Long-term liabilities
To related parties		—	—
To other entities	11.2	1,222,609.98	7,884,208.23
credits and loans		945,000.00	7,665,711.00
other financial liabilities		277,609.98	218,497.23

		1,222,609.98	7,884,208.23

Short-term liabilities
To related parties		4,671,434.93	4,534,652.79
other	11.1	4,671,434.93	4,534,652.79
To other entities		20,853,050.71	21,953,572.21
credits and loans	11.2	11,549,435.18	12,030,123.09
other financial liabilities		268,431.72	136,110.94
trade liabilities	12.1	1,927,529.20	1,506,588.80
tax, customs, insurance and other liabilities		5,418,946.26	6,543,099.11
payroll liabilities		1,586,943.81	1,639,764.18
other		101,764.54	97,886.09
Special funds		1,624,686.78	1,825,507.41

		27,149,172.42	28,313,732.41

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Consolidated balance sheet

(all amounts are presented in Polish zloty)

	Note	31.12.2009	31.12.2008 (Unaudited)
LIABILITIES

Accruals	13.1

TOTAL LIABILITIES		51,216,243.64	56,471,047.41

See explanatory notes to consolidated financial statements

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Consolidated Profit and Loss Account

(all amounts are presented in Polish zloty )

	Note	01.01.2009 - 31.12.2009	01.01.2008 - 31.12.2008 (Unaudited)	01.01.2007 - 31.12.2007 (Unaudited)
Net revenues from sales and equivalent	14
Net revenues from sales of products (including revenues from related parties in 2009, 2008 and 2007 of 3,912.74, 2,970.76 and 2,347.12 respectively)		612,863,628.91	603,100,725.64	619,000,096.13
Net revenues from sales of goods and materials		37,760,276.57	34,591,800.89	40,818,807.75

		650,623,905.48	637,692,526.53	659,818,903.88

Operating expenses
Depreciation		7,643,005.98	7,024,059.65	6,682,339.31
Consumption of materials and energy		2,843,359.36	2,618,227.35	2,700,688.81
External services		14,080,772.56	12,886,433.09	14,055,917.13
Taxes and charges		60,859,326.76	62,619,222.82	62,698,696.40
Payroll		27,365,043.85	26,859,327.35	25,687,949.93
Social security and other benefits		6,335,242.31	6,021,642.74	6,404,460.21
Other expenses by type		489,897,266.77	474,674,379.04	492,643,950.81
Value of goods and materials sold		35,274,637.76	32,217,789.64	38,822,309.03

		644,298,655.35	624,921,081.68	649,696,311.63

Profit on sales		6,325,250.13	12,771,444.85	10,122,592.25

Other operating revenues
Gain on disposal of non-financial fixed assets		219,060.00	101,556.64	425.33
Other operating revenues		2,014,951.85	2,345,890.30	158,653.98

		2,234,011.85	2,447,446.94	159,079.31

Other operating expenses
Revaluation of non financial assets		—	—	281.84
Other operating expenses		2,031,425.95	1,795,993.73	4,062,479.16

		2,031,425.95	1,795,993.73	4,062,761.00

Profit on operating activity		6,527,836.03	13,422,898.06	6,218,910.56

Financial revenues
Interest (including amounts from related parties in 2009, 2008 and 2007 of 11,452.02, 11,328.86 and 8,983.05 respectively)	15	25,500.42	119,067.85	48,093.83
Other		139,108.39	19,839.19	730,799.71

		164,608.81	138,907.04	778,893.54

Financial expenses
Interest (including amounts from related parties in 2009, 2008 and 2007 of 306,466.82, 394,729.97, and 277,333.90 respectively)	16	1,594,114.41	2,723,748.18	2,681,445.21
Revaluation of investments		—	—	399,311.94
Other		995,855.97	930,847.83	851,191.74

		2,589,970.38	3,654,596.01	3,931,948.89

Profit on business activities		4,102,474.46	9,907,209.09	3,065,855.21

Negative goodwill charge
Negative goodwill charge - subsidiaries		147,861.60	147,861.60	86,252.60

		147,861.60	147,861.60	86,252.60

Gross profit		4,250,336.06	10,055,070.69	3,152,107.81

Income tax	19.1	1,433,286.62	2,321,888.10	758,644.82

Net profit		2,817,049.44	7,733,182.59	2,393,453.99

See explanatory notes to consolidated financial statements

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Statement of changes in consolidated equity

(all amounts are presented in Polish zloty and grosz)

	01.01.2009 - 31.12.2009	01.01.2008 - 31.12.2008 (Unaudited)	01.01.2007 - 31.12.2007 (Unaudited)
Opening balance of equity	9,282,800	10,926,272	572,040
adjustment of settlements with the Company’s Social Benefits Fund	1,171,112	—	—
adjustment of calculation of deferred income tax	56	—	—
change of adopted accounting principles	(592,032)	—	—
consolidation corrections	—	—	(1,364,872)
other adjustments (Note 41)	—	(8,797,518.99)	—

Opening balance of equity	9,861,936	2,128,753	(792,832)

Opening balance of share capital	5,100,000	5,100,000	5,100,000

Closing balance of share capital	5,100,000	5,100,000	5,100,000

Opening balance of supplementary capital	3,544,128	9,968,910	884,932
other adjustments (Note 41)	—	(9,039,972)	—

Opening balance of supplementary capital after adjustments	3,544,128	928,937	884,932

Changes in supplementary capital increases	1,949,097	2,615,191	44,005
transfer of capital from revaluation	—	2,512,634	—
valuation of in-kind contribution	—	—	44,005
from profit distribution	1,949,097	102,557	—

Closing balance of supplementary capital	5,493,226	3,544,128	928,937

Opening balance of revaluation reserve	—	2,512,634	2,512,634
Changes in revaluation reserve decreases	—	2,512,633.80	—
due to transfer of capital	—	2,512,634	—

Closing balance of revaluation reserve	—	—	2,512,634

Loss for preceding years as at the beginning of the period	(6,515,375)	(8,806,272)	(3,523,086)

Loss for preceding years as at the beginning of the period	(6,515,375)	(8,806,272)	(3,523,086)

consolidation correction	—	—	(1,883,812)
other adjustments (Note 41)	579,136	242,453	—

Loss for preceding years as at the beginning of the period after adjustments	(5,936,239)	(8,563,818)	(5,406,898)
increases	(12,582)	(1,151,968)	(4,468,906)
due to the preceding years loss brought forward to cover	(12,582)	(1,151,968)	(4,402,440)
consolidation correction	—	—	(66,465)
decreases	5,217,531	3,200,412	1,069,532
due to allotment of profit to cover the loss	5,217,531	3,200,412	—
valuation of in-kind contribution	—	—	550,592
result of subsidiaries for 2006	—	—	518,940

Loss for preceding years as at the end of the period	(731,290)	(6,515,375)	(8,806,272)

Net result net profit	2,817,049	7,733,183	2,393,454

Closing balance of equity	12,678,985	9,861,936	2,128,753

Equity including proposed profit distribution	12,678,985	9,861,936	2,128,753

See explanatory notes to consolidated financial statements

CASINOS POLAND SP. Z O.O. CAPITAL GROUP

Cash flow statement

(all amounts are presented in Polish zloty and grosz)

	Note	01.01.2009 - 31.12.2009	01.01.2008 - 31.12.2008 (Unaudited)	01.01.2007 - 31.12.2007 (Unaudited)
Cash flows from operating activities
Net profit		2,817,049.44	7,733,182.59	2,393,453.99
Total adjustments:
Depreciation		7,643,005.98	7,024,059.65	6,682,339.31
Negative goodwill charges		(147,861.60)	(147,861.60)	—
Exchange gains (losses)		457,411.14	707,750.00	(742,250.00)
Interest and profit sharing (dividend)		1,594,114.41	1,235,439.51	470,912.97
Loss on investment activities		184,211.58	159,084.97	227,651.68
Change in provisions		(97,833.37)	1,285,701.10	2,396,767.78
Change in inventory		(83,430.18)	(211,676.36)	283,835.12
Change in receivables		146,754.64	171,838.14	2,456,296.29
Change in short-term liabilities excluding credits and loans	21.2	(770,972.04)	(4,983,288.69)	(1,913,126.70)
Change in prepayments and accruals		907,469.39	976,232.57	(532,653.21)
Other adjustments from operating activity		28,984.84	—	—

		9,861,854.79	6,217,279.29	9,329,773.24

Net cash flows from operating activities		12,678,904.23	13,950,461.88	11,723,227.23

Cash flow from investment activities
Inflows		275,283.10	101,556.64	—
Disposal of intangible and tangible fixed assets		251,375.56	101,556.64	—
Disposal of financial assets, including:		23,907.54	—	—
in related parties		23,907.54	—	—
Outflows		3,791,998.30	7,496,592.56	10,879,917.23
Purchase of tangible and intangible assets	21.3	3,791,998.30	7,101,874.43	8,018,883.61
Investments in real property and intangible assets		—	—	—
For financial assets, including:		—	8,478.80	2,861,033.62
in related parties		—	8,478.80	2,861,033.62
Other outflows from investment activities		—	386,239.33	—

Net cash flows from investment activities		(3,516,715.20)	(7,395,035.92)	(10,879,917.23)

Cash flows from financial activities
Inflows		3,539,817.09	16,000,000.00	10,306,695.35
Credits and loans		3,539,817.09	16,000,000.00	10,306,695.35
Outflows		12,944,460.68	21,528,822.77	10,901,419.52
Dividends and other payments to owners		—	—	719,322.67
Repayment of credits and loans		11,198,627.14	19,757,015.49	8,442,910.66
Interest		1,457,332.27	1,308,785.82	676,919.76
Amount payable under the financial lease agreements		288,501.27	463,021.46	1,062,266.43

Net cash flows from financial activities		(9,404,643.59)	(5,528,822.77)	(594,724.17)

Total net cash flows		(242,454.56)	1,026,603.19	248,585.83

Balance sheet change in cash		(242,454.56)	1,026,603.19	248,585.83
including change in cash due to exchange differences		—	—
Cash opening balance		5,289,835.57	4,263,232.38	4,014,646.55

Cash closing balance		5,047,381.01	5,289,835.57	4,263,232.38

including Cash reserved for social fund		826,619.62	640,909.82	2,903.79

See explanatory notes to consolidated financial statements

CASINOS POLAND SP. Z O.O. Explanatory notes

(all amounts are presented in Polish zloty)

1. Intangible assets

1.1 Change in intangible assets

	Software	Total
Gross value

01.01.2009	668,054.20	668,054.20

Increases, including:	20,494.99	20,494.99

Purchase	20,494.99	20,494.99
Decreases	—	—

31.12.2009	688,549.19	688,549.19

Amortization

01.01.2009	(477,744.97)	(477,744.97)

Increases, including:	(124,930.03)	(124,930.03)

Depreciation	(124,930.03)	(124,930.03)
Decreases	—	—

31.12.2009	(602,675.00)	(602,675.00)

Net value

01.01.2009	190,309.23	190,309.23

31.12.2009	85,874.19	85,874.19

1.2 Goodwill of controlled entities

KA-NA GIS Sp. Z.O.O. goodwill

	31.12.2009	31.12.2008

Negative goodwill of the company due to consolidation	(5,914,465.75)	(5,914,465.75)

- value of KA-NA GIS equity	9,449,465.75	9,449,465.75

- purchase value of the Company’s shares	3,535,000.00	3,535,000.00

Decreases	—	—

Gross value at the end of the period	(5,914,465.75)	(5,914,465.75)

Goodwill charge:

Charge at the beginning of the period	(234,114.20)	(86,252.60)

- charge for the period	(147,861.60)	(147,861.60)

Charge at the end of the period	(381,975.80)	(234,114.20)

Net value	(5,532,489.95)	(5,680,351.55)

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

2. Tangible assets

2.1 Change of tangible fixed assets

	Buildings, premises and civil engineering structures	Technical equipment and machines	Vehicles	Other fixed assets	Total
Gross value

01.01.2009	49,373,989.22	3,946,485.02	876,452.41	23,168,911.53	77,365,838.18

Increases	21,086.86	114,022.69	482,693.90	4,422,197.37	5,040,000.82

purchases	7,263.09	114,022.69	77,330.89	4,213,780.97	4,412,397.64
revaluation	13,823.77	—	—	208,416.40	222,240.17
revenues (leasing)	—	—	405,363.01	—	405,363.01

Decreases	(419,767.20)	(70,228.88)	(438,659.21)	(637,365.76)	(1,566,021.05)

disposal	(19,000.00)	(5,131.21)	(232,041.44)	(386,024.18)	(642,196.83)
liquidation	—	(65,097.67)	—	(251,341.58)	(316,439.25)
impairment of value	(400,767.20)	—	—	—	(400,767.20)
liquidation-leasing	—	—	(206,617.77)	—	(206,617.77)

31.12.2009	48,975,308.88	3,990,278.83	920,487.10	26,953,743.14	80,839,817.95

Amortization

01.01.2009	(15,703,146.59)	(2,666,434.83)	(582,958.20)	(15,401,133.81)	(34,353,673.43)

Increases	(3,589,028.11)	(310,721.19)	(155,672.97)	(3,462,653.67)	(7,518,075.94)

Depreciation	(3,589,028.11)	(197,975.33)	(82,997.08)	(3,462,653.67)	(7,332,654.19)
Depreciation - leasing	—	(112,745.86)	(72,675.89)	—	(185,421.75)

Decreases	6,174.99	70,228.88	430,966.13	623,063.91	1,130,433.91

sales	6,174.99	5,131.21	226,086.24	372,488.83	609,881.27
liquidation	—	65,097.67	—	250,575.08	315,672.75
liquidation-leasing	—	—	204,879.89	—	204,879.89

31.12.2009	(19,285,999.71)	(2,906,927.14)	(307,665.04)	(18,240,723.57)	(40,741,315.46)

Net value

01.01.2009	33,670,842.63	1,280,050.19	293,494.21	7,767,777.72	43,012,164.75

31.12.2009	29,689,309.17	1,083,351.69	612,822.06	8,713,019.57	40,098,502.49

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

2.2 Value of perpetually used land

The Group does not possess land in perpetual use.

2.3 Non-depreciated fixed assets

The Group does not have non-depreciated fixed assets.

2.4 Write-down allowances on tangible fixed assets and intangible assets

The Group did not record revaluation charges with regard to the tangible and intangible assets.

2.5 Cost of creating fixed assets under construction, including interest and capitalized exchange differences on liabilities contracted to finance them

Fixed assets under construction have been entirely financed with own funds.

3. Long-term receivables

3.1 Structure of long-term receivables

	Gross value	Allowance	Net value
From related parties
From other entities	110,512.59	—	110,512.59

Total	110,512.59	—	110,512.59

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

4. Other long-term assets

	31.12.2009	31.12.2008 (Unaudited)
Licenses to run casinos and game arcade	460,348.23	844,091.24
Credit costs	—	—

	460,348.23	844,091.24

5. Inventory

Inventories have been disclosed in the balance sheet at their net value. Both in 2009, as well as in 2008, there was no need to record revaluation write-offs for inventories.

6. Short-term receivables

6.1 Age structure of short-term trade receivables from affiliated entities

	31.12.2009	31.12.2008 (Unaudited)
Maturity date:

Up to 12 months	408.96	12,926.04
Over 12 months	—	—

	408.96	12,926.04

Gross receivables	408.96	12,926.04
Write-down allowance on receivables	—	—

Net receivables	408.96	12,926.04

6.2 Age structure of short-term trade receivables from other entities

	31.12.2009	31.12.2008 (Unaudited)
Maturity date:

Up to 12 months	66,212.54	154,054.11
Over 12 months	—	—

	66,212.54	154,054.11

Gross receivables	66,212.54	154,054.11
Write-down allowance on receivables	—	—

Net receivables	66,212.54	154,054.11

6.3 Write-down allowance on other short-term receivables

Write-down allowances on other short-term receivables from other entities amounted to PLN 747,556.58 as at 31.12.2009 and 31.12.2008.

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

7. Short-term investments

7.1 Short-term financial assets in related parties

	31.12.2009	31.12.2008 (Unaudited)
Loans granted	—	10,000.00

	—	10,000.00

Loan granted to CP Management Sp. z o.o. in the amount of PLN 166,427.86 as at 31.12.2008 was written down by PLN 156,427.86.

7.2 Cash and other pecuniary assets

	31.12.2009	31.12.2008 (Unaudited)
Cash on hand and in bank accounts	4,895,591.97	5,010,722.41
Other pecuniary assets	151,789.04	279,113.16

	5,047,381.01	5,289,835.57

8. Short-term prepayments

	31.12.2009	31.12.2008 (Unaudited)
Insurance	58,869.64	68,162.26
Credit fee	—	161,371.99
Licenses to run casinos and game arcade	359,311.44	400,754.88
Other	136,830.83	55,381.64

	555,011.91	685,670.77

9. Equity

9.1 Ownership structure of the share capital

Shareholder	Number of shares	Face value of shares	Share %
Century Casinos Poland Sp. z o.o.	100	1,700,000.00	0.33
PLL LOT S.A.	100	1,700,000.00	0.33
PP Porty Lotnicze	100	1,700,000.00	0.33

Total	300	5,100,000.00	1.00

*	On 30.01.2009 G5 Sp. z o.o. changed its name to Century Casinos Poland Sp. z o.o.

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

10. Provisions

10.1 Provisions for retirement and similar benefits

	Unused leave	Total
01.01.2009	640,817.00	640,817.00
Used during 2009	(16,975.00)	(16,975.00)

31.12.2009	623,842.00	623,842.00

including:

long-term portion	—	—
short-term portion	623,842.00	623,842.00

10.2 Other short-term provisions

	Bonuses/ salaries for Management Boards	Payroll costs	Jackpot	Other	Total
01.01.2009	1,530,000.00	944,925.58	730,903.82	712,160.82	3,917,990.22
Addition	510,000.00	966,802.42	8,287.69	5,000.00	1,490,090.11
Paid	(420,000.00)	(944,925.58)	—	(134,500.00)	(1,499,425.58)

31.12.2009	1,620,000.00	966,802.42	739,191.51	582,660.82	3,908,654.75

11. Long-term liabilities

11.1 Age structure of liabilities towards related parties

Long-term liabilities towards related entities PLN 0.

Liabilities to be repaid within 1 year (in the amount of PLN 4,671,434.93) were accounted for as short-term liabilities.

11.2 Age structure of liabilities towards other parties

	Loans	Other financial liabilities	Total
Maturing:

between 1 and 3 years	945,000.00	277,609.98	1,222,609.98
between 3 and 5 years	—	—	—
over 5 years	—	—

	945,000.00	277,609.98	1,222,609.98

Maturing:

up to 1 year	11,549,435.18	268,431.72	11,817,866.90

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

11.3 Liabilities towards the state budget and local government bodies ensuing from obtainment of ownership right to buildings and structures

The Group has no liabilities towards the state budget and local government bodies ensuing from obtainment of ownership right to buildings and structures.

12. Short-term liabilities

12.1 Short-term trade liabilities towards other entities in the amount of PLN 1,927,529.20 are due and payable within up to 12 months of the balance sheet date.

13. Other accruals

13.1 Short-term accruals

None

14. Structure of revenues from sale

	01.01.2009 - 31.12.2009	01.01.2008 - 31.12.2008 (Unaudited)	01.01.2007 - 31.12.2007 (Unaudited)
Geographical structure

Revenues from sales of products
Domestic	612,863,628.91	603,100,725.64	619,000,096.13
Export	—	—	—

	612,863,628.91	603,100,725.64	619,000,096.13

Revenues from sales of goods and materials
Domestic	37,760,276.57	34,591,800.89	40,818,807.75
Export	—	—	—

	37,760,276.57	34,591,800.89	40,818,807.75

Product structure

Revenues from sales of products
Activity related to games of chance and mutual betting	612,863,060.50	603,097,474.00	618,810,080.00
Rental	568.41	3,251.64	190,016.13

	612,863,628.91	603,100,725.64	619,000,096.13

Revenues from sales of goods and materials
Exchange	34,746,153.08	31,887,107.23	38,550,544.69
Bars	2,014,208.39	1,776,555.44	1,622,253.29
Other	999,915.10	928,138.22	646,009.77

	37,760,276.57	34,591,800.89	40,818,807.75

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

15. Interest income

(including income ensuing from financial debt instruments as well as loans granted and receivables)

from 01.01.2009 to 31.12.2009

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Loans granted and own receivables	358.38	—	—	—	358.38
Other assets	25,142.04	—	—	—	25,142.04

Total	25,500.42	—	—	—	25,500.42

from 1 January 2008 to 31 December 2008 (Unaudited)

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Loans granted and own receivables	1,659.15	11,328.86	—	—	12,988.01
Other assets	106,079.84	—	—	—	106,079.84

Total	107,738.99	11,328.86	—	—	119,067.85

from 01.01.2007 to 31.12.2007 (Unaudited)

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Loans granted and own receivables	13,103.65	1,143.26	—	—	14,246.91
Other assets	33,846.92	—	—	—	33,846.92

Total	46,950.57	1,143.26	—	—	48,093.83

16. Interest costs

(including costs ensuing from contracted financial liabilities)

from 01.01.2009 to 31.12.2009

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Other short-term financial liabilities
Other liabilities	1,594,114.41	—	—	—	1,594,114.41

Total	1,594,114.41	—	—	—	1,594,114.41

from 1 January 2008 to 31 December 2008 (Unaudited)

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Other short-term financial liabilities
Other liabilities	2,723,748.18	—	—	—	2,723,748.18

Total	2,723,748.18	—	—	—	2,723,748.18

from 01.01.2007 to 31.12.2007 (Unaudited)

	Unrealized interest. maturing
	Realized interest	up to 3 months	from 3 to 12 months	over 12 months	Total
Other short-term financial	1,914.83				1,914.83
liabilities
Other liabilities	2,679,530.38	—	—	—	2,679,530.38

Total	2,681,445.21	—	—	—	2,681,445.21

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

17. Extraordinary gains

There were no extraordinary gains.

18. Extraordinary losses

There were no extraordinary losses.

19. Corporate income tax

19.1 Structure of corporate income tax

	01.01.2009 - 31.12.2009	01.01.2008- 31.12.2001 (Unaudited)	01.01.2007- 31.12.2007 (Unaudited)
Current income tax	1,111,742.00	2,639,444.00	610,580.00
Change in deferred income tax	321,544.62	(317,555.90)	148,064.82

	1,433,286.62	2,321,888.10	758,644.82

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

19.2 Deferred income taxes at December 31, 2009 and 2008 are summarized as follows :

	01.01.2009 - 31.12.2009	01.01.2008 31.12.2001 (Unaudited)
Tax base	5,851,272.76	13,891,811.62
Gross profit	4,250,336.06	10,055,070.69

Difference between the taxable base and the gross profit including;	1,600,936.70	3,836,740.93
- differences as per table I, II, III and IV below	1,847,146.20	4,035,457.28
- tax loss of a subsidiary excluded from the taxable base	4,519.39	13,302.26
- donations	(67,792.90)	(29 082.62)
- consolidation adjustments:
- negative goodwill charge	(147,861.60)	(147 861.60)
- derecognition of amortization on CP Management profit	(35,074.39)	(35,074.39)

	1,600,936.70	3,836,740.93

I. Costs not constituting tax deductible expenses
Unpaid remunerations	—	2,242,852.63
Representation	2,496,522.33	2,149,224.50
Unpaid contributions to the Social Insurance Institution	741,589.79	711,503.47
State Fund for Rehabilitation of Handicapped People	673,504.45	615,675.69
Provisions and write-offs	1,873,056.48	1,756,065.04
Depreciation and lease costs	185,330.96	446,865.66
Interest on late payments to related parties	306,468.24	394,729.97
Operating licenses	337,538.88	342,861.29
Interest on tax liabilities	17.00	135,081.81
Other costs	44,996.57	37,240.36
Services to managerial bodies	1,884.00	34,125.36
Donations	67,792.90	29,082.62
Depreciation of vehicles over EUR 20,000.00	10,405.62	10,204.08
Comprehensive insurance over EUR 20,000.00	3,780.35	2,716.35

Total	6,742,887.57	8,908,228.83

II. Amounts reducing the tax base
Settlement of tax loss of 2007 (50%)	29,717.77	29,717.78
Remunerations paid out	2,242,852.63	2,043,671.34
Paid contributions to the Social Insurance Institution	711,503.47	931,212.82
Lease costs	313,432.34	506,159.88
Tax depreciation on investment	89,746.58	89,805.18
Mandate contracts for December 2008 paid in January 2009	1,500.00	—

Total	3,388,752.79	3,600,567.00

III. Amounts increasing the tax base
Interest on credit	110,597.88	663,586.92
Initial fee	—	34,450.02
Realized exchange rate differences	—	161,992.88

Total	110,597.88	860,029.82

IV. Revenues not constituting tax income
Dissolution, reduction of provision	1,514,982.20	466,335.72
Adjustment of settlements with the Company’s Social Benefits Fund	—	1,640,772.85
State Fund for Rehabilitation of Handicapped People allowance	102,214.26	12,626.94
Interest on loan (not received)	—	11,328.86
Other	390.00	1,170.00

Total	1,617,586.46	2,132,234.37

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

20. Expenditures on non-financial fixed assets

Expenditures on non-financial fixed assets:

- borne during the year	3,981,971.45	7,701,117.39
- planned for next year	7,494,363.00	12,111,700.00
including for environmental protection:
- borne during the year	—	—
- planned for next year	—	—

21. Structure of pecuniary values for the cash flow statement

21.1 Income tax paid

		01.01.2008 -	01.01.2007 -
	01.01.2009 -	31.12.2008	31.12.2007
	31.12.2009	(Unaudited)	(Unaudited)
Income tax disclosed in the profit and loss account	1,111,742.00	2,639,444.00	610,580.00
Income tax paid in the period	1,439,244.11	3,159,401.00	452,097.00

	2,550,986.11	5,798,845.00	1,062,677.00

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

21.2 Change in short-term liabilities (excluding loans and credits)

		01.01.2008 -
	01.01.2009 - 31.12.2009	31.12.2008 (Unaudited)
Change in short-term liabilities adjusted by:	(1,164,559.99)	(11,133,700.77)
Change in credits and loans	480,687.91	6,187,104.56
Change in other financial liabilities	(132,320.78)	256,506.01
Change in liabilities ensuing from dividends	(136,782.14)	(548,147.45)
Non-invoiced liabilities concerning fixed assets	182,002.96	(599,242.96)
Liabilities concerning lease - based on balance sheet	—	264,079.87
Liabilities concerning dividend - based on balance sheet	—	590,112.05

	(770,972.04)	(4,983,288.69)

21.3 Purchase of tangible and intangible assets

	01.01.2009 -	01.01.2008 -
	31.12.2009	31.12.2008
Increases in intangible assets	(20,494.99)	(230,779.50)
Increases in fixed assets	(4,408,385.19)	(6,820,681.64)
Change in fixed assets under construction	446,908.73	(649,656.25)
Change in investment liabilities	189,973.15	599,242.96

	(3,791,998.30)	(7,101,874.43)

21.4 Summary and Reconciliation of the Differences between Polish and United States Generally Accepted Accounting Principles

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in Poland ( “Polish GAAP”), which differ from those generally accepted in the United States (“US GAAP”). The significant differences, as they apply to the Company, and their effect on net income and equity are shown and summarized as follows:

			2008	2007
		2009	(unaudited)	(unaudited
Net income per Polish GAAP		2,817,049	7,733,183	2,393,454

Adjustments to U.S. GAAP
Write off of social fund liabilities	A	1,171,112	—	—
Progressive liability adjustment	D	—	(592,032)	—
Write off of investments in fixed assets, net of tax	B	(418,730)	—	—
Reversal of goodwill recovery	C	(147,862)	(147,862)	(86,253)
Others		(53,181)	7,711	—

Net income per U.S. GAAP		3,368,388	7,001,000	2,307,201

				2008
		2009		(unaudited)
Shareholder’s equity per Polish GAAP		12,678,985		9,861,936

Progressive liability adjustment		—	D	(592,032)
Write off of investments in fixed assets, net of tax	B	(418,730)		—
Reversal of goodwill recovery	C	(381,977)	C	(234,115)
Others		(45,470)		7,711

Shareholder’s equity per U.S. GAAP		11,832,808		9,043,500

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

A - Under both U.S. and Polish GAAP, settlements are recorded against earnings. As noted in Note 39, for Polish GAAP the reversal of the liability was recorded as a credit to retained earnings. However, under U.S. GAAP, the reversal of the liability was recorded to earnings.

B – Under U.S. and Polish GAAP, impairment charges on long-term assets are recognized in earnings. The analysis under U.S. GAAP indicated an impairment charge was necessary while the analysis performed under Polish GAAP resulted in no impairment charge.

C – Under U.S. GAAP negative goodwill on acquisitions made prior to January 1, 2009 is allocated to long-term assets. Under Polish GAAP the negative goodwill is depreciated over 40 years.

D – Under US GAAP jackpot liabilities are recorded on an accrual basis. Under Polish GAAP jackpot liabilities are recognized when paid.

22. Events after the balance sheet date not presented in the consolidated financial statements

No other significant events, which are not accounted for in the financial statement, occurred after the balance-sheet day.

23. Events pertaining to previous years and disclosed in the consolidated financial statement for the financial year

No significant events concerning previous years occurred in the financial statement for the financial year.

24. Employment

Average employment level during the financial year

	Women	Men	Total
White-collar workers	400	357	757
Blue collar workers and similar	28	3	31
Including employees on parental leaves, unpaid leaves and doing service in the army	19	2	21

	447	362	809

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

25. Transactions with related parties

			Liabilities	Receivables
	Revenues	Costs	balance	balance
PP “PORTY LOTNICZE”	—	9,369.60	—	—
PLL LOT S.A.	—	4,323.97	—	—
Century Casinos Poland Sp. z o.o.	3,912.74	—	—	408.96

Total:	3,912.74	13,693.57	—	408.96

Total:	3,912.74	13,693.57		408.96

25. Information about the consolidated financials

The consolidated financial statement on the highest level of the capital group has been drawn up by PLL LOT S.A. ul. 17- go Stycznia 39, 02-148 Warsaw and Przedsiebiorstwo Paristwowe Porty Lotnicze ul. Zwirki i Wigury 1, 00-906

27. Conditional liabilities

Pursuant to the Management Board’s knowledge the Group did not grant any sureties or guarantees to other entities.

The laws concerning VAT, corporate income tax, personal income tax or social insurance contributions change frequently, which means that frequently there is no reference to established regulations or leading cases.The current laws also have ambiguities which lead to differences in opinions regarding interpretation of the tax laws between authorities as well as between authorities and entrepreneurs. Tax or other settlements (for instance, duty or foreign currency settlements) may frequently be inspected by bodies authorized to impose significant fines and extra liabilities determined during the inspection must be paid together with interest charges. These phenomena cause the tax risk to be higher in Poland than the risk usually observed in countries with better developed tax systems.

Tax settlements may be inspected up to five years back. In effect, the amounts disclosed in the financial statement may change at a later date after their final value is determined by the tax authorities.

28. Collateral on property established by the Group

			01.01.2008 -
	01.01.2009 - 31.12.2009		31.12.2008 (Unaudited)
Credit collaterals:
Registered pledge:	PLN	21,319,391.41	13,923,700.00
Total mortgage	PLN	11,810,000.00	9,210,000.00
Assignments from insurance policies	PLN	32,895,216.25	30,096,000.00
Promissory notes - credit collateral	EUR	—	1,250,000.00
Blank promissory notes		—	—

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

The total value of used credits secured by the above collaterals on property as at 31.12.2009 was PLN 12,494,435.18 (credits granted - PLN 27,400,000.00), as at 31.12.2008 - PLN 19,695,834.09 (credits granted - PLN 24,000,000.00 and EUR 1,250,000.00).

Collaterals on guarantees concerning rental contracts and permits:

			01.01.2008 -
	01.01.2009 - 31.12.2009		31.12.2008 (Unaudited)
Blank promissory notes		—	—
Security deposits	PLN	250,000.00	—

The total value of guarantees secured by promissory notes and security deposits as at 31.12.2009 and 31.12.2008 amounted respectively to EUR 1,283,788.17 and PLN 727,410.00, and in the preceding year to EUR 1,269,076.32.

29. Abandoned activities

The Group neither discontinued nor plans to discontinue any of its activities in the next year

30. Mergers

30.1 Merger of Cesario Investments Sp. z o.o. and CP Nieruchomosci Sp. z o.o.

On 30 October 2009, CP Nieruchomosci was acquired by Ceasrio Investments and consequently, deleted from the register of entrepreneurs. The merger of the companies was executed pursuant to article 492 section 1 item 1 and article 516 section 6 of the Commercial Companies Code. It took place by way of the acquisition settled with the pooling of shares method, under art. 44a section 2 of the Accounting Act. Furthermore, a decision was taken not to close the accounting books as at the day of merger, pursuant to art. 12 section 3 item 2 of the Accounting Act, and thus as the date of closing the accounting books and the fiscal year (art. 8 section 6 of the Corporate Income Tax), 31 December 2009 was adopted. Both Companies were covered with the consolidated financial statement for 2008.

30.2 Company name and description of the subject of activity of the company deleted from the register due to the merger

Company’s name: Company’s registered office: Company’s registration at the NCR: Registration date: Register number:	CP Nieruchomosci Sp. z o.o. ul. Wolno96 3a, 01-018 Warsaw District Court for the capital city of Warsaw in Warsaw 12 Commercial Department of the National Court Register 20.09.2001 45837

Core activity: execution of construction works

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

31. Fees of an entity authorized to audit the financial statements, paid or due and payable for the financial year

	Net	Gross
Obligatory audit of the annual financial statement	50,900.00	62,098.00
Other authentication services	1,600.00	1,952.00
Tax counseling services	—	—
Other services	—	—

	52,500.00	64,050.00

32. Continuation of business activity

There are no circumstances indicating any threats as to the going concern of the Capital Group.

33. Remunerations, together with remuneration from profit, paid to members of the Management Board and members of supervisory bodies

	2009	2008
Remuneration of the Management Board of the Dominant Entity	1,041,000.00	1,013,285.71
Remuneration of the Supervisory Board of the Dominant Entity	264,318.19	264,000.00

In 2008, under the Management Board remuneration item, remunerations were disclosed in the net amount (PLN 711,587.71), gross remunerations totalled PLN 1,013,285.71.

34. Loans granted and benefits rendered to members of the Management Board and supervisory bodies

Not applicable

35. Exchange rates adopted in the valuation of various items in the balance sheet and the profit and loss account expressed in foreign currencies

Currency (average exchange rate)	31.12.2009	31.12.2008
EUR	41.244	41.244
USD	28.725	29.072
GBP	45.634	42.211

36. Nature and business objective of contracts not disclosed in the balance sheet within the scope necessary

Not applicable

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

37. Relevant transactions concluded by the entity on terms other than market terms with related parties and other parties listed in par. 4 item 2 of appendix No. 1 to the Accounting act in the part “Additional information and explanatory notes”.

37.1 Transactions with related parties

Not applicable

37.2 Transactions with member of the body managing, supervising or administering the entity or the related party

Not applicable

37.3 Transactions with a spouse or a person remaining actually within a partnership, a kin or relative up to the second degree, adopted or adopting, a person related due to the care or guardianship in relation to any person being a member of the company administrative bodies

Not applicable

37.4 Transactions with controlled, co-controlled or another entity in which the person referred to in notes 37.2 and 37.3 has a direct or indirect significant impact or holds a significant number of votes

Not applicable

37.5 Transactions with entity realizing an employee benefits program after the period of employment, addressed to the entity’s employees

Not applicable

38. Information about joint undertakings (not being subject to consolidation)

The Group was not a party to agreements (contracts) concluded between entities, in result of which economic benefits arose or will arise.

39. Information about significant events concerning previous years disclosed in the financial statement for the financial year, including information about the type of error made and the value of the adjustment.

All-Poland Alliance of Trade Unions “Konfederacja Pracy” - a Company Organization at Casinos Poland filed a lawsuit on 18 December 2008 at the District Court in Warsaw against the Company to transfer the funds to the Company’s Social Benefits Fund due and payable for the years 2005-2006. The date of the trial was set for 23 April 2010.

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

A detailed analysis of the Company’s liabilities towards the Company’s Social Benefits Fund and payments effected until 31 December 2009 conducted at the Company by the day the financial statements were audited showed the need to adjust the value of the Fund disclosed in the Company’s ledgers by PLN 1,640,772.85. In the opinion of the Company’s Management Board the liability for 2005 is past due. To secure a potentially unfavorable ruling of the Court in this case, the Company created a provision in the ledgers for 2008 in the amount of PLN 469,660.82.

40. Changes in accounting principles (policy) made during the financial year, including the valuation methods and changes in the way the financial statement is being prepared, if they have a significant impact on the entity’s state of affairs, financial standing and financial result, their causes and the value of the financial result caused by the changes and changes in the equity capital (fund).

Slot machines used by the Company at the casinos and the game arcade make it possible to receive the jackpot at a later time than the period during which a significant portion of the revenues is generated.

The value of the above cumulative jackpots is significant. Therefore, the Company creates a provision in the amount of the potential jackpot accumulated as at the balance sheet date, which will be paid out at a later time, less gambling tax on that amount, calculated and already paid by the Company. Establishment of the above provision led to a reduction in the Company’s equity as at 1 January 2009 by PLN 592,032.09 and to a decrease in the financial result in 2009 by PLN 6,713.03.

41. Information guaranteeing comparability of data presented in the financial statement for the preceding year with the financial statement for the financial year

41.1 Change of presentation of items in the balance sheet and profit and loss account

	2008 - was	2008 - is
Assets
Assets ensuing from deferred income tax	962,102.85	1,101,031.50

	2008 - was	2008 - is
Liabilities
Net profit	7,154,046.46	7,733,182.59
Provision for deferred income tax	172,011.47	172,012.20
Other short-term provisions	2,717,425.58	3,917,990.22
Special funds	3,466,280.26	1,825,507.41
Balance sheet total	56,332,118.76	56,471,047.41

Changes to the items on the balance sheet in comparison to the items disclosed in 2008 were associated with adjustments in the financial statement described in item 39 and 40 above and with the adjustment of the settlements pertaining to the compulsory write-offs towards the Company Social Benefits Fund for the years preceding 2009.

CASINOS POLAND SP. Z O.O. Explanatory notes—Continued

(all amounts are presented in Polish zloty)

41.2 Change of presentation of items in the profit and loss account

	2008 - was	2008 - is
Other operating revenues	705,117.45	2,345,890.30
Other operating expenses	595,429.09	1,795,993.73
Change in deferred income tax	178,627.98	317,555.90
Net profit	7,154,046.46	7,733,182.59

Presentation changes to the items in the profit and loss account in comparison to the items disclosed in 2008 were associated with adjustments in the financial statement described in item 39 and 40 above and with the adjustment of the settlements pertaining to the compulsory write-offs towards the Company Social Benefits Fund for the years preceding 2009.

41.3 Change of presentation of items in the cash flow statement

Changes to items in the cash flow statement in comparison to the items disclosed in 2008 were associated with changes to the balance sheet items described above.

42. Other information capable of exerting substantial influence on the assessment of the material and financial standing of the entity as well as its financial result.

Not applicable.