Form 10-Q
period 2010-08-06
CENTURY CASINOS INC /CO/
filed 2010-08-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ___________

Commission file number: 0-22900
CENTURY CASINOS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	84-1271317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2860 South Circle Drive, Suite 350, Colorado Springs, Colorado 80906
(Address of principal executive offices, including zip code)

(719) 527-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
23,809,000 shares of common stock, $0.01 par value per share, were outstanding as of August 6, 2010.

--1--

CENTURY CASINOS, INC.

FORM 10-Q INDEX

--2--

PART I – FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 24,503	$ 36,992
Receivables, net	611	752
Prepaid expenses	510	356
Inventories	288	235
Other current assets	1	1,031
Deferred income taxes – foreign	258	261
Total Current Assets	26,171	39,627

Property and equipment, net	99,710	88,241
Goodwill	5,766	4,697
Equity investment	2,296	2,372
Other assets	436	373
Total Assets	$ 134,379	$ 135,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ 1,775	$ 1,738
Accounts payable and accrued liabilities	5,206	4,920
Accrued payroll	2,040	1,675
Taxes payable	1,335	2,651
Total Current Liabilities	10,356	10,984

Long-term debt, less current portion	13,640	14,739
Deferred income taxes – foreign	2,996	1,298
Total Liabilities	26,992	27,021

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,925,180 shares
issued; 23,809,368 and 23,866,698 shares outstanding, respectively	239	239
Additional paid-in capital	74,679	74,391
Accumulated other comprehensive earnings	2,650	3,570
Retained earnings	30,101	30,230
	107,669	108,430
Treasury stock – 115,812 and 58,482 shares at cost, respectively	(282)	(141)
Total Shareholders’ Equity	107,387	108,289
Total Liabilities and Shareholders’ Equity	$ 134,379	$ 135,310

See notes to condensed consolidated financial statements.

--3--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share and per share information	2010	2009	2010	2009
Operating revenue:
Gaming	$13,239	$11,138	$25,821	$22,610
Hotel, food and beverage	2,756	2,037	5,521	3,936
Other	770	463	1,349	872
Gross revenue	16,765	13,638	32,691	27,418
Less: Promotional allowances	1,825	1,754	3,614	3,535
Net operating revenue	14,940	11,884	29,077	23,883

Operating costs and expenses:
Gaming	5,854	4,589	11,287	9,058
Hotel, food and beverage	2,228	1,659	4,338	3,199
General and administrative	5,150	4,547	10,093	8,878
Depreciation	1,524	1,550	3,013	3,122
Total operating costs and expenses	14,756	12,345	28,731	24,257

Earnings from equity investment	160	154	348	243

Operating earnings (loss) from continuing operations	344	(307)	694	(131)

Non-operating income (expense):
Interest income	14	1	22	10
Interest expense	(281)	(915)	(572)	(1,815)
(Losses) gains on foreign currency transactions and other	(244)	276	(1)	(249)
Non-operating (expense), net	(511)	(638)	(551)	(2,054)

(Loss) income from continuing operations before income taxes	(167)	(945)	143	(2,185)

Income tax provision	92	100	272	319
Loss from continuing operations	(259)	(1,045)	(129)	(2,504)

Discontinued operations:
Earnings from discontinued operations	-	1,424	-	2,712
Gain on disposition of Century Casino Millennium	-	38	-	915
Gain on disposition of Century Casinos Africa	-	19,848	-	19,848
Income tax provision	-	533	-	796
Earnings from discontinued operations	-	20,777	-	22,679

Net (loss) earnings	(259)	19,732	(129)	20,175

Less:
Net earnings attributable to the noncontrolling
interests (continuing operations)	-	(19)	-	(37)
Net earnings attributable to the noncontrolling
interests (discontinued operations)	-	848	-	964

Net (loss) earnings attributable to Century Casinos, Inc. and subsidiaries	($259)	$18,903	($129)	$19,248

See notes to condensed consolidated financial statements.

--4--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Continued (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Loss from continuing operations	($0.01)	($0.05)	($0.01)	($0.10)
Earnings from discontinued operations	-	0.85	-	0.92
Net (loss) earnings	($0.01)	$0.80	($0.01)	$0.82

Diluted earnings per share:
Loss from continuing operations	($0.01)	($0.05)	($0.01)	($0.10)
Earnings from discontinued operations	-	0.85	-	0.92
Net (loss) earnings	($0.01)	$0.80	($0.01)	$0.82

Amounts attributable to Century Casinos, Inc. and subsidiaries common shareholders:
Loss from continuing operations	($259)	($1,026)	($129)	($2,467)
Earnings from discontinued operations	-	19,929	-	21,715
Net (loss) earnings	($259)	$18,903	($129)	$19,248

See notes to condensed consolidated financial statements.

--5--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2010	2009	2010	2009

Net (loss) earnings	($259)	$19,732	($129)	$20,175
Foreign currency translation adjustments	(1,550)	9,080	(920)	6,810
Comprehensive (loss) earnings	(1,809)	28,812	(1,049)	26,985
Less: Comprehensive earnings attributable to noncontrolling interest	-	1,735	-	1,764
Comprehensive (loss) earnings attributable to Century Casinos, Inc. and subsidiaries	($1,809)	$27,077	($1,049)	$25,221

See notes to condensed consolidated financial statements.

--6--

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,

Amounts in thousands	2010	2009

Cash Flows from Operating Activities:

Net (loss) earnings attributable to Century Casinos, Inc and subsidiaries	(129)	19,248

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	3,013	3,122
Gain on disposition of Century Casino Millennium	-	(915)
Gain on disposition of Century Casinos Africa	-	(19,848)
Loss (gain) on disposition of fixed assets	7	(8)
Amortization of share-based compensation	288	624
Amortization of deferred financing costs	18	331
Deferred tax expense	325	524
Noncontrolling interests	-	927
Earnings from unconsolidated subsidiary	(348)	(243)
Excess tax benefits from stock-based payment arrangements	-	(5)

Changes in operating assets and liabilities:
Receivables	97	138
Prepaid expenses and other assets	75	(142)
Accounts payable and accrued liabilities	(417)	(1,567)
Inventories	(4)	-
Other long term assets	(45)	-
Accrued payroll	200	250
Taxes payable	(1,406)	(72)
Net cash provided by operating activities	1,674	2,364

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,001)	(1,329)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $0.5 million assumed by buyer during the six months ended June 30, 2009)	200	974
Proceeds from disposition of Century Casinos Africa (net of cash balance of $1 million assumed by buyer)	-	31,776
Acquisition of Silver Dollar Casino (less cash acquired of $1.2 million)	(9,301)	-
Proceeds from disposition of assets	45	180
Other	-	(21)
Net cash (used in) provided by investing activities	(13,057)	31,580

Cash Flows from Financing Activities:
Proceeds from borrowings	-	80
Principal repayments	(861)	(5,741)
Excess tax benefits from stock-based payment arrangements	-	5
Deferred financing charges	-	(2)
Repurchase of common stock	(141)	-
Proceeds from exercise of options	-	15
Net cash used in financing activities	(1,002)	(5,643)

Effect of Exchange Rate Changes on Cash	(104)	1,089

--7--

(Decrease) Increase in Cash and Cash Equivalents	(12,489)	29,390

Decrease in Cash and Cash Equivalents related to Discontinued Operations	-	1,464

Cash and Cash Equivalents at Beginning of Period	36,992	7,835

Cash and Cash Equivalents at End of Period	24,503	38,689

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 557	$ 1,799
Income taxes paid	$ 187	$ 812

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Please refer to Note 2 to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada.

The Company had approximately $0.3 million of accrued liabilities related to a construction project at the Silver Dollar Casino in Calgary, Alberta, Canada as of June 30, 2010.

See notes to condensed consolidated financial statements.

--8--

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2010, the Company owned and/or managed casino operations in North America and international waters. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. The Company continues to pursue other projects in various stages of development. See Note 2 for a discussion of the Company’s recent acquisition of the Silver Dollar casino (“Silver Dollar”) in Calgary, Alberta, Canada. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of all foreign subsidiaries consolidated herein have been converted to US GAAP for financial statement presentation purposes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

Transactions that are denominated in a foreign currency are translated and recorded at the exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the U.S. exchange rate at the end of the reported periods. Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average U.S. exchange rate for the period in which they are incurred. The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Canadian dollar (CAD)	1.0606	1.0466	1.1625
Euros (€)	0.8136	0.6977	0.7133
Polish zloty (PLN)	3.3946	2.8603	3.1823
South African rand (ZAR)	N/A	N/A	7.7397

    Source: Pacific Exchange Rate Service

Discontinued Operations

On February 11, 2009, the Company sold the Century Casino Millennium in Prague, Czech Republic. On June 30, 2009, the Company sold its casinos in South Africa. The results of these operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2009.

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires the following two new disclosures: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll-forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll-forward information which is not required to be adopted by the Company until January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In April 2010, the FASB issued guidance that clarifies that an entity should not accrue jackpot liabilities before a jackpot is won in situations where the entity can avoid paying the jackpot. The new guidance requires entities in the gaming business to accrue a liability and charge a jackpot to revenue when the entity has an obligation to pay the jackpot. The guidance applies to base and progressive jackpots and is effective for fiscal years, including interim periods beginning on or after December 15, 2010 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

2.           ACQUISITION OF SILVER DOLLAR CASINO

On January 13, 2010, the Company, through its wholly-owned subsidiary, Century Casinos Europe (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino (the “Silver Dollar”) and related land in Calgary, Alberta, Canada. The results of the Silver Dollar have been included in the Company’s financial statements from January 13, 2010.

The total consideration for the transaction was $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. CCE paid $1.0 million towards the acquisition on November 6, 2009, which is shown as a component of other current assets on the December 31, 2009 condensed consolidated balance sheet. On January 13, 2010, CCE paid the remaining $10.5 million. The purchase price was paid from cash on hand. There was no contingent consideration for the transaction.

The Silver Dollar is a 93,000 square foot casino facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 25 video lottery terminals, 16 table games, one restaurant, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

Prior to the acquisition, the Silver Dollar was in receivership under the Companies' Creditors Arrangement Act (Canada) in Vancouver, British Columbia, Canada. On December 21, 2009, CCE’s acquisition of the Silver Dollar was approved by the courts of British Columbia.

The Company incurred costs related to the acquisition of approximately $0.3 million. The majority of these costs, which include legal, accounting and valuation fees, were recorded as general and administrative expenses during the fourth quarter of 2009.

--9--

The following table summarizes the preliminary fair value allocation of the purchase price to the assets acquired and liabilities assumed on January 13, 2010, the date of acquisition:

Fair Value
January 13,
Amounts in thousands	2010
Cash	$1,187
Accounts receivable	172
Prepaid expenses	206
Inventory	56
Property and equipment	10,977
Goodwill	1,111
Accounts payable and accrued liabilities	(463)
Accrued payroll	(220)
Deferred income taxes – foreign	(1,439)
Taxes payable	(99)
Cash paid	$11,488
Less: cash acquired	(1,187)
Less: cash deposit made in 2009	(1,000)
Net cash paid in 2010	$9,301

The Company is researching tax issues related to the transaction. If additional differences are identified between the book and tax basis of the assets acquired, the amounts recorded for goodwill and deferred income taxes – foreign may require revision.

The $1.1 million of goodwill from the transaction results primarily from deferred tax liabilities arising from the book/tax basis differences in assets acquired in the transaction. As a result of the prior ownership’s bankruptcy proceedings, these assets have no carryover tax basis. None of the goodwill will be deductible for tax purposes.

The net operating revenue related to Silver Dollar included in the Company’s condensed consolidated statement of operations for the three and six months period ended June 30, 2010 are $2.1 million and $3.8 million, respectively. The net (loss) earnings related to Silver Dollar included in the Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2010 are approximately ($63,000) and $31,000 respectively.

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

--10--

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method.

Following is the summarized financial information of CPL:

	June 30,	December 31,
Amounts in thousands (in USD):	2010	2009
Balance Sheet:
Current assets	$4,042	$3,180
Noncurrent assets	$9,816	$12,540
Current liabilities	$5,674	$9,223
Noncurrent liabilities	$3,525	$2,071

	June 30,	December 31,
Amounts in thousands (in PLN):	2010	2009
Balance Sheet:
Current assets	PLN 13,567	PLN 9,095
Noncurrent assets	PLN 32,944	PLN 35,867
Current liabilities	PLN 19,043	PLN 26,380
Noncurrent liabilities	PLN 11,830	PLN 5,924

	For the three Months		For the six Months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Operating Results (in USD):
Net operating revenue	$10,973	$10,573	$24,727	$20,369
Net earnings	$480	$462	$1,044	$729

Operating Results (in PLN):
Net operating revenue	PLN 36,416	PLN 34,715	PLN 73,566	PLN 68,781
Net earnings	PLN 1,593	PLN 1,518	PLN 3,106	PLN 2,352

The Company’s maximum exposure to losses at June 30, 2010 was approximately $2.3 million, the carrying value of its equity investment in CPL.

4.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers is included in gross revenue at a value which approximates retail and is then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. Coupons are valid for defined periods of time. The Company expects the net revenue from a customer visit to be in excess of the value of the coupon utilized. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption.

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

Promotional allowances presented in the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009 are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Amounts in thousands
Hotel, Food & Beverage	$764	$771	$1,495	$1,498
Free Plays or Coupons	539	519	1,108	1,128
Player Points	522	464	1,011	909
Total Promotional Allowances	$1,825	$1,754	$3,614	$3,535

5.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or reversed. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for realization on a quarterly basis by reviewing the Company’s internal estimates for future taxable income.

As of June 30, 2010, the Company has established a valuation allowance for its U.S. deferred tax assets of approximately $7.8 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

a.
The level of historical taxable income and projections for future taxable income, based on our operating results and tax planning strategies, over periods in which the deferred tax assets would be deductible, and

b.	Accumulation of net income before tax utilizing a look-back period of three years.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax provisions consist of the following:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2010	2009	2010	2009
Provision for U.S. federal income taxes	$16	$21	$31	$32
Provision for foreign income taxes	76	79	241	287
Total provision for income taxes	$92	$100	$272	$319

--11--

The Company’s income tax expense by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months			For the three months
	ended June 30, 2010			ended June 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$421	$78	18.6%	$495	$132	26.7%
United States 1	(155)	16	-10.3%	(1,653)	21	-1.3%
Mauritius	(74)	(3)	4.1%	(496)	(50)	10.1%
Austria	(547)	1	0.2%	599	(3)	-0.5%
Poland	188	-	0.0%	110	-	-
Total	($167)	$92	-55.1%	($945)	$100	-10.6%

Amounts in thousands	For the six months			For the six months
	ended June 30, 2010			ended June 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$967	$234	24.2%	$1,291	$353	27.3%
United States 1	(708)	31	-4.4%	(3,112)	32	-1.0%
Mauritius	205	6	2.9%	(1,270)	(70)	5.5%
Austria	(654)	1	-0.2%	687	4	0.6%
Poland	333	-	0.0%	219	-	-
Total	$143	$272	190.2%	($2,185)	$319	-14.6%

(1) Includes accruals for uncertain tax positions

6.           EARNINGS PER SHARE

Basic (loss) earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share adjusts the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The weighted average shares outstanding were computed as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Weighted average common shares, basic and diluted	23,815,936	23,524,067	23,815,936	23,524,067

The following stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Stock options and warrants	1,278,594	1,279,782	1,278,594	1,279,782
Unvested restricted stock	280,000	360,000	280,000	360,000

--12--

7.           FAIR VALUE MEASUREMENTS

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

Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. The company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of June 30, 2010 and December 31, 2009. The carrying value of financial instruments approximates fair value at June 30, 2010 and December 31, 2009.

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long Lived Assets*
	June, 30	December 31,
Amounts in thousands	2010	2009
United States	$59,540	$58,834
International:
Canada	$44,990	$33,034
Europe	2,458	2,574
International waters	784	868
Total international	48,232	36,476
Total	$107,772	$95,310

* Long-lived assets consist of property and equipment, goodwill and equity investment.

Net Operating Revenue
	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2010	2009	2010	2009
United States	$ 6,826	$ 6,619	$ 13,263	$ 13,354

International:
Canada	$ 7,596	$ 4,843	$ 14,698	$ 9,639
International waters	518	422	1,116	890
Total international	$ 8,114	$ 5,265	$ 15,814	$ 10,529
Total	$ 14,940	$ 11,884	$ 29,077	$ 23,883

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Silver Dollar Casino in Calgary, Alberta, Canada;

-	Womacks Casino & Hotel in Cripple Creek, Colorado (“Womacks”); and
-	The Century Casino & Hotel in Central City, Colorado.

We acquired the Silver Dollar Casino (the “Silver Dollar”) and related land on January 13, 2010 for total consideration of $11.5 million, which consisted of $10.7 million purchase price plus a net working capital adjustment of $0.8 million. We paid for the Silver Dollar with cash on hand.

The Silver Dollar is a 93,000 square foot casino/entertainment facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 16 table games, 25 video lottery terminals, one restaurant, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

We also operate ship-based casinos aboard the Silver Cloud, the Mein Schiff and three Oceania Cruises ships. On March 10, 2010, we entered into an exclusive, long-term agreement with Windstar Cruises (“Windstar”), a division of Ambassadors International Cruise Group, under which we have agreed to operate casinos on all Windstar cruise ships that Windstar operates and will place into service. Currently, Windstar operates three passenger cruise ships. On June 23, 2010, we entered into an exclusive, long-term agreement with the cruise operator Regent Seven Seas Cruises. We were selected to operate the casinos on all current and future cruise ships that Regent Seven Seas Cruises operates during the term of the agreement. The Regent Seven Seas Cruises fleet includes Seven Seas Voyager, Seven Seas Mariner and Seven Seas Navigator. In addition, on June 23, 2010, we extended our exclusive long-term agreement with Oceania Cruises.

In an effort to consistently brand our casinos, the Silver Dollar Casino will change its name to “Century Casino” effective by the end of October 2010 and Womacks Casino and Hotel will change its name to “Century Casino” effective in September 2010.

Furthermore, we hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd. (“CPL”), the owner and operator of seven full casinos and one slot casino in Poland. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long term decision making is controlled by a supervisory board consisting of three persons. As we are the only shareholder with experience in the gaming industry, we chair both the management board and the supervisory board. No material decisions can be made without our consent, including the removal of the chairman of each board. Based on our active participation, management believes that it is appropriate to present our investment in CPL as a component of our operations.

From time to time, we may sell existing businesses. During 2009, we completed the sales of our casinos in Prague, Czech Republic and South Africa. The results of these operations have been recorded as discontinued operations for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2009, we recorded a gain of $19.9 million and $20.8 million respectively on the disposition of these entities.

With the proceeds from these dispositions, we repaid all of our third party debt relating to our Colorado casinos. This has resulted in interest savings of $0.6 million and $1.2 million respectively for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, to fund maintenance and capital expenditures and to provide funds for future development.

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is cash-based through customers wagering with cash or paying for non-gaming services with cash or credit cards.

On July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and add roulette and craps tables (“Amendment 50”). We have implemented all of these changes at our Colorado casinos. Management believes that any positive impact resulting from these changes continues to be offset by a slow economy.

Presentation of Foreign Currency Amounts - Transactions that are denominated in a foreign currency are translated and recorded at the exchange rate in effect on the date of the transaction.  Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the U.S. exchange rate at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average U.S. exchange rate for the period in which they are incurred.  The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Canadian dollar (CAD)	1.0279	1.1671	1.0345	1.2453
Euros (€)	0.7859	0.7342	0.7548	0.7507
Polish zloty (PLN)	3.1575	3.2600	3.0220	3.3583
Czech koruna (CZK)	N/A	N/A	N/A	21.1428
South African rand (ZAR)	N/A	8.4611	N/A	9.2022

Source: Pacific Exchange Rate Service

--14--

Three Months Ended June 30, 2010 and 2009

RESULTS OF OPERATIONS
The results of operations for the three months ended June 30, 2010 and 2009 are set forth below (in thousands, except per share data). Unless otherwise noted, these results exclude discontinued operations.

	For the three months
	ended June 30,
	2010	2009

Gaming revenue	$13,239	$11,138
Net operating revenue	$14,940	11,884
Total operating costs and expenses	$14,756	12,345
Earnings from equity investment	$160	154
Operating earnings (loss) from continuing operations	$344	(307)
(Loss) earnings from continuing operations	($259)	(1,045)
Earnings from discontinued operations	$0	20,777
Net (loss) earnings	($259)	$18,903

	For the three months
	ended June 30,
Earnings per share	2010	2009
Basic
Loss from continuing operations	($0.01)	($0.05)
Net (loss) earnings	($0.01)	$0.80
Diluted
Loss from continuing operations	($0.01)	($0.05)
Net (loss) earnings	($0.01)	$0.80

Net operating revenue for the three months ended June 30, 2010 was $14.9 million compared to $11.9 million for the three months ended June 30, 2009. The increase in net operating revenue of 3.0 million is attributable to the following: $2.1 million of net operating revenue due to the acquisition of the Silver Dollar in the first quarter of 2010; $0.7 million due to improved business conditions at our Edmonton property resulting from the completion of road construction; an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar; and $0.2 million due to improved business conditions at our Casino at Cripple Creek from better weather conditions and the impact of Amendment 50 which was effective on July 2, 2009.

Operating costs and expenses increased by $2.5 million from $12.3 million for the three months ended June 30, 2009 to $14.8 million for the three months ended June 30, 2010.  This increase is attributable to the following: $2.2 million in operating costs and expenses from the operations of the Silver Dollar and an improvement in the average exchange rate between the U.S. and Canadian dollar resulted in a $0.5 million increase operating costs and expenses at our property in Edmonton. These increases in operating expenses were offset by a $0.2 million decrease in corporate expenses which were primarily due to a reduction in the amount of stock compensation recognized in the second quarter of 2010 compared to the second quarter of 2009.

The increase in earnings from continuing operations of $0.6 million from a loss of $0.3 million for the three months ended June 30, 2009 to an income of $0.3 million for the three months ended June 30, 2010 is due to the following: Century Casino & Hotel at Edmonton improved by $0.2 million resulting from an increase in revenue in the nickel slot denomination;  an increase in number of slot units and improved business volume associated with the completion of road construction; the Century Casino at Cripple Creek and Central City improved by $0.2 million due to better weather condition in the second quarter of 2010 compared to the second quarter 2009; and the impact of Amendment 50 which began in July of 2009. Corporate earnings from operations improved by $0.2 million primarily due to a reduction in the amount of stock compensation recognized in the second quarter of 2010 compared to the second quarter of 2009.

--15--

Net operating revenue by property for the three months ended June 30, 2010 and 2009 is summarized below (in thousands):

	For the three months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Three Month	Three Month

Century Casino & Hotel (Edmonton, Alberta, Canada)	$5,497	$4,843	$654	13.5%
Silver Dollar Casino (Calgary, Alberta, Canada)	2,098	-	2,098	100.0%
Womacks (Cripple Creek, Colorado)	2,617	2,441	176	7.2%
Century Casino & Hotel (Central City, Colorado)	4,210	4,178	32	0.8%
Cruise Ships	518	422	96	22.7%
Net operating revenue	$14,940	$11,884	$3,056	25.7%

Earnings (loss) from continuing operations by property for the three months ended June 30, 2010 and 2009 are summarized below (in thousands):
	For the three months
	ended June 30,
	2010	2009
Century Casino & Hotel (Edmonton, Alberta, Canada)	$1,416	$1,234
Silver Dollar Casino (Calgary, Alberta, Canada)	(93)	-
Womacks (Cripple Creek, Colorado)	195	8
Century Casino & Hotel (Central City, Colorado)	273	227
Cruise Ships	(3)	(49)
Casinos Poland (Poland) (1)	160	154
Corporate	(1,604)	(1,881)
Earnings (loss) from operations	$344	($307)

(1) Accounted for as an equity investment

Revenue

Net operating revenue for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the three months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Three Month	Three Month

Gaming	$13,239	$11,138	$2,101	18.9%
Hotel, food and beverage	2,756	2,037	719	35.3%
Other	770	463	307	66.3%
Gross revenue	16,765	13,638	3,127	22.9%
Less promotional allowances	1,825	1,754	71	4.0%
Net operating revenue	$14,940	$11,884	$3,056	25.7%

Gaming Revenue

Gaming revenue increased by $2.1 million, or 18.9%, from $11.1 million for the three months ended June 30, 2009 to $13.2 million for the three months ended June 30, 2010 as a result of the following; increased gaming revenue of $1.4 million due to the Silver Dollar acquisition in the first quarter of 2010 and increased gaming revenue at our casino in Edmonton $0.4 million, Womacks in Cripple Creek $0.2 million and the casinos on cruise ships $0.1 million.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $0.4 million, or 10.8%, from $3.5 million for the three months ended June 30, 2009 to $3.9 million for the three months ended June 30, 2010, primarily resulting from the improvement in the average exchange rate between the U.S. and Canadian dollar and the completion of road construction in front of the casino.

Gaming revenue at Womacks in Cripple Creek increased by $0.2 million, or 6.5%, from $2.7 million for the three months ended June 30, 2009 to $2.9 million for the three months ended June 30, 2010. Womacks market share for the three months ended June 30, 2010 increased to 8.61% compared to the three months ended June 30, 2009 at 7.93%. Management believes that Womacks has regained market share due to positive customer service, food product improvements and improved weather conditions.

Gaming revenue at the Century Casino and Hotel in Central City remained flat at $4.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to poor overall economic conditions impacting revenues.  Coin-in remains flat and the slot hold percentage is down due to a change in slot play from video to video poker, which has a lower hold percentage.  Table revenue increased by 77% due to changes implemented from Amendment 50.  Century Casino’s market share for the three months ended June 30, 2010 increased compared to the three months ended June 30, 2009 to 29.1% from 28.9%.  Management believes that weekend promotions have worked to maintain business with emphasis on cash and point multiplier promotions.

In June 2010, a new casino opened across from our casino in Central City. This casino has approximately 200 slot machines, 8 table games and a video poker bar. Our casino in Central City operates with approximately 510 slots machines and 10 table games. The opening of this new casino has not had an adverse effect on our casino’s revenue at this point in time.

Gaming revenue aboard the cruise ships on which we operate increased by $0.1 million, or 25.0%, from $0.4 million for the three months ended June 30, 2009 to $0.5 million for the three months ended June 30, 2010. The increase in gaming revenue is the result of three new cruise ships, Wind Star, Wind Surf and Wind Spirit that all began service in April 2010 and a $36,000 increase in revenue from Mein Schiff.

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $0.7 million, or 35.3%, from $2.0 million for the three months ended June 30, 2009 to $2.7 million for the three months ended June 30, 2010. The $0.7 million increase is attributable to the Silver Dollar acquisition which resulted in increased hotel, food and beverage revenue of $0.6 million. The Century Casino & Hotel at Edmonton increased by $0.2 million, primarily relating to an increase in showroom activity and to an improvement in the average exchange rate between the U.S. and the Canadian dollar.  These increases in food and beverage revenue were partially offset by a $0.1 million decrease in hotel, food and beverage revenue at our casino in Cripple Creek. The $0.1 million decrease in Cripple Creek hotel, food and beverage revenue was due to a decrease in complimentary items.

Other revenue

Other revenue increased by $0.3 million or 66.3%, from $0.5 million for the three months ended June 30, 2009 to $0.8 million for the three months ended June 30, 2010, primarily due to revenue earned from the bowling alley at the Silver Dollar.

--16--

Promotional allowances

Promotional allowances remained flat at $1.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. An increase in promotional allowances resulting from the addition of the Silver Dollar and increased revenue in Edmonton was offset by a decline in promotion allowances awarded at our casino in Cripple Creek, Colorado. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	For the three months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Three Month	Three Month

Gaming	$5,854	$4,589	$1,265	27.6%
Hotel, food and beverage	2,228	1,659	569	34.3%
General and administrative	5,150	4,547	603	13.3%
Depreciation	1,524	1,550	(26)	-1.7%
Total operating costs and expenses	$14,756	$12,345	$2,411	19.5%

Gaming expenses

Gaming expenses increased $1.2 million, or 27.6%, from $4.6 million for the three months ended June 30, 2009 to $5.9 million for the three months ended June 30, 2010. The increase in gaming expenses is attributable to: $0.9 million due to the acquisition of the Silver Dollar, $0.2 million increase at the Century Casino & Hotel in Edmonton and $0.1 million increase at the Century Casino & Hotel in Central City.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.2 million, or 14.9%, from $1.4 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010. The increase at Edmonton is primarily due to an improvement in the average exchange rate between the U.S. dollar and Canadian dollar.

Gaming expenses at Womacks remained flat at $1.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Payroll expenses at the casino increased as a result of additional dealers needed for the new table games and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009. This was offset by a decrease in slot royalty fees and maintenance expenses.

Gaming expenses at the Century Casino & Hotel in Central City increased $0.1 million, or 7.5%, from $1.8 million for the three months ended June 30, 2009 to $1.9 million for the three months ended June 30, 2010.  Payroll expenses at the casino increased as a result of additional dealers needed for the new table games and additional staff needed to keep the casino open 24 hours a day beginning on July 2, 2009.

Gaming expenses aboard the cruise ships remained flat at $0.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $0.6 million, or 34.3%, from $1.7 million for the three months ended June 30, 2009 to $2.2 million for the three months ended June 30, 2010. This increase is primarily attributable to the acquisition of the Silver Dollar.

General and administrative expenses

General and administrative expenses increased by $0.6 million, or 13.3%, from $4.5 million for the three months ended June 30, 2009 to $5.1 million for the three months ended June 30, 2010. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, differences in exchange rates and all administrative departments, such as information technology, accounting, human resources and internal audit. The acquisition of the Silver Dollar resulted in an increase in general and administrative expenses of $0.8 million. This increase in general and administrative expenses was off-set by the $0.2 million decrease in corporate general and administrative expenses.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased $0.2 million, or 13.4%, from $1.1 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010, primarily due to an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar.

General and administrative expenses at Womacks remained flat at $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Slight increases in payroll were offset by decreases in insurance charges.

General and administrative expenses at the Century Casino & Hotel in Central City remained flat at $1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Slight increases in payroll and utility expenses were partially offset by a decrease in our property tax expense.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Corporate expenses decreased by $0.2 million, or 14.1%, from $1.8 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010, primarily due to a reduction in the amount of stock compensation recognized in the second quarter of 2010 compared to the second quarter of 2009.

At June 30, 2010, we had $0.4 million of total unrecognized compensation expense related to unvested stock options and unvested restricted stock. Of this amount, $0.2 million is expected to be recognized over the remainder of 2010, with the remainder to be recognized in 2011.

Depreciation

Depreciation expense remained flat at $1.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Depreciation expense at our properties in Colorado decreased by $0.1 million primarily due to gaming equipment being fully depreciated. This decrease was offset by a $0.1 million depreciation expense increase due to the acquisition of the Silver Dollar in the first quarter of 2010.

--17--

Non-operating income (expense)

Non-operating expense for the three months ended June 30, 2010 and 2009 was as follows (in thousands):
	For the three months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Three Month	Three Month
Interest income	$14	$1	$13	1300.0%
Interest expense	(281)	(915)	634	-69.3%
(Losses) gains on foreign currency transactions and other	(244)	276	(520)	-188.4%
Non-operating expense, net	($511)	($638)	$127	-19.9%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense of $0.6 million for the three months ended June 30, 2010 is due to the repayment of all our third party debt related to our casinos in Colorado during 2009.

Losses (gains) on foreign currency transactions and other

We recognized foreign currency transaction losses of $0.2 million for the three months ended June 30, 2010 and foreign currency transaction gains of $0.3 million for the three months ended June 30, 2009.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded $0.2 million of earnings from our investment in CPL for the three months ended June 30, 2010 and $0.1 million of earnings in the three months ended June 30, 2009. The increase is primarily due to an increase in gaming revenue, partially offset by an increase in gaming taxes resulting from the increased revenue and an increase in the gaming tax rate when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009. Also, an improvement in the average exchange rate between the U.S. dollar and the Polish zloty of 3.2% positively impacted our results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. In Polish zloty, we recognized net earnings of PLN 0.7 million and PLN 0.3 million for the three months ended June 30, 2010 and 2009, respectively.

Effective January 1, 2010, the gaming laws in Poland changed. Some of the key items include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. As a result of this change our Stettin casino will be required to close in September 2010.

Taxes

Our foreign earnings significantly impact our tax rate. For the three months ended June 30, 2010, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $0.2 million compared to pre-tax losses at our foreign operations of $0.01 million. We currently have a valuation allowance established for our U.S. deferred tax assets of $7.8 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, we have not recorded tax benefits on U.S. operating losses for the three months ended June 30, 2010 and 2009.

The Company’s income tax expense by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months			For the three months
	ended June 30, 2010			ended June 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$421	$78	18.6%	$495	$132	26.7%
United States 1	(155)	16	-10.3%	(1,653)	21	-1%
Mauritius 2	(74)	(3)	4.1%	(496)	(50)	10%
Austria	(547)	1	0.2%	599	(3)	-0.5%
Poland	188	-	0.0%	110	-	-
Total	($167)	$92	-55.1%	($945)	$100	-10.6%

    (1) Includes accruals for uncertain tax positions
    (2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

Six Months Ended June 30, 2010 and 2009

RESULTS OF OPERATIONS
The results of operations for the six months ended June 30, 2010 and 2009 are below (in thousands, except per share data). Unless otherwise noted, these results exclude discontinued operations.

	For the six months
	ended June 30,
	2010	2009

Gaming revenue	$25,821	$22,610
Net operating revenue	$29,077	$23,883
Total operating costs and expenses	$28,731	$24,257
Earnings from equity investment	$348	$243
Operating earnings (loss) from continuing operations	$694	($131)
Loss from continuing operations	($129)	($2,504)
Earnings from discontinued operations	$0	$22,679
Net (loss) earnings	($129)	$19,248

	For the six months
	ended June 30,
Earnings per share	2010	2009
Basic
Loss from continuing operations	($0.01)	($0.10)
Net (loss) earnings	($0.01)	$0.82
Diluted
Loss from continuing operations	($0.01)	($0.10)
Net (loss) earnings	($0.01)	$0.82

--18--

Net operating revenue for the six months ended June 30, 2010 was $29.1 million compared to $23.9 million for the six months ended June 30, 2009. The increase in net operating revenue of $5.2 million is attributable to the following: $3.9 million of net operating revenue due to the acquisition of the Silver Dollar in the first quarter of 2010, $1.2 million due to improved business conditions resulting from the completion of road construction and an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar at our casino in Edmonton and $0.2 million from the impact of three new cruise ships, Windstar, Surf, Star and Spirit all beginning service in April of 2010. These increases in net operating revenue were partially off-set by a $0.1 million decrease in net operating revenue associated with Womacks Casino at Cripple Creek.

Operating costs and expenses increased by $4.4 million from $24.3 million for the six months ended June 30, 2009 to $28.7 million for the six months ended June 30, 2010.  This increase is attributable to the following: $3.8 million in operating costs and expenses from operations at the Silver Dollar and an improvement in the average exchange rate between the U.S. and Canadian dollar resulted in a $1.2 million increase at our property in Edmonton. These increases in operating expenses were offset by a $0.6 million decrease in corporate expenses which were primarily due to a reduction in the amount of stock compensation recognized.

The increase in earnings from continuing operations of $0.8 million from a loss of $0.1 million for the six months ended June 30, 2009 to a gain of $0.7 million for the six months ended June 30, 2010 is due to the following; a decrease in corporate expenses associated with the amount of stock compensation recognized of $0.4 million and a reduction in professional fees of $0.2 million. The increase in ship revenue of $0.1 million is due to the addition of three new shipping lines which began service in April of 2010. The addition of the Silver Dollar in the first quarter of 2010 contributed $0.1 million.

Revenue

Net operating revenue by property for the six months ended June 30, 2010 and 2009 is summarized below (in thousands):

	For the six months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Six Month	Six Month

Century Casino & Hotel (Edmonton, Alberta, Canada)	$10,857	$9,639	$1,218	12.6%
Silver Dollar Casino (Calgary, Alberta, Canada)	3,840	-	3,840	100.0%
Womacks (Cripple Creek, Colorado)	4,882	5,013	(131)	-2.6%
Century Casino & Hotel (Central City, Colorado)	8,382	8,341	41	0.5%
Cruise Ships	1,116	890	226	25.4%
Net operating revenue	$29,077	$23,883	$5,194	21.7%

Earnings (loss) from continuing operations by property for the six months ended June 30, 2010 and 2009 are summarized below (in thousands):

	For the six months
	ended June 30,
	2010	2009
Century Casino & Hotel (Edmonton, Alberta, Canada)	$2,722	$2,710
Silver Dollar Casino (Calgary, Alberta, Canada)	45	-
Womacks (Cripple Creek, Colorado)	98	106
Century Casino & Hotel (Central City, Colorado)	521	539
Cruise Ships	66	(49)
Casinos Poland (Poland) (1)	348	243
Corporate	(3,106)	(3,680)
Earnings (loss) from operations	$694	($131)

(1) Accounted for as an equity investment

Net operating revenue for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the six months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Six Month	Six Month

Gaming	$25,821	$22,610	$3,211	14.2%
Hotel, food and beverage	$5,521	$3,936	$1,585	40.3%
Other	$1,349	$872	$477	54.7%
Gross revenue	$32,691	$27,418	$5,273	19.2%
Less promotional allowances	$3,614	$3,535	$79	2.2%
Net operating revenue	$29,077	$23,883	$5,194	21.7%

Gaming Revenue

Gaming revenue increased by $3.2 million, or 14.2%, from $22.6 million for the six months ended June 30, 2009 to $25.8 million for the six months ended June 30, 2010. The increase in gaming revenues is due to the following: $2.5 million from the Silver Dollar acquisition in the first quarter of 2010, $0.6 million at our casino in Edmonton and $0.2 million on cruise ships which we operate. These increases in gaming revenue were partially off-set by a $0.1 million decrease at Womacks in Cripple Creek.

Gaming revenue at the Century Casino & Hotel in Edmonton increased by $0.6 million, or 8.5%, from $7.1 million for the six months ended June 30, 2009 to $7.7 million for the six months ended June 30, 2010. This increase is primarily due to an increase in table games and slot revenue and the improved exchange rate between the U.S. dollar and Canadian dollar. Management believes that an increase in the size of player wagers was the primary reason for the increase in table games revenue and improvements to the floor by the Alberta Gaming and Liquor Commission (“AGLC”) with slot machine movements and conversions the reason for increase in Slot revenue.

As previously mentioned, on July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Management believes that the impact of these changes continues to be offset by poor economic conditions and the expansion of competing casinos in the Central City/Black Hawk market.

Gaming revenue at Womacks in Cripple Creek decreased by $0.1 million, or 3.0%, from $5.6 million for the six months ended June 30, 2009 to $5.5 million for the six months ended June 30, 2010. Womacks market share was flat at 8.43% for the six months ended June 30, 2010 compared to 8.39% for the six months ended June 30, 2009. The Cripple Creek gaming market declined by 3.2% for the six month period ended June 30, 2010.

Gaming revenue at the Century Casino and Hotel in Central City remained flat at $9.1 million for the six months ended June 30, 2010 and 2009 primarily due to poor overall economic conditions impacting revenues.  Coin-in remains flat and the slot hold percentage is down due to a change in slot play from video to video poker which has a lower hold percentage.  Table revenue increased due to Amendment 50.  Management believes that weekend promotions have worked to maintain business with emphasis on cash and point multiplier promotions.

In June 2010, a new casino opened across from our casino in Central City. This casino has approximately 200 slot machines, 8 table games and a video poker bar. Our casino in Central City operates with approximately 510 slots machines and 10 table games. The opening of this new casino has not had an adverse effect on our casino’s revenue at this point in time.

Gaming revenue aboard the cruise ships on which we operate increased by $0.2 million, or 24.6%, from $0.9 million for the six months ended June 30, 2009 to $1.1 million for the six months ended June 30, 2010. Our ships improved by $0.2 as the result of the impact of three new cruise lines, Windstar, Surf, Star and Spirit all beginning service in April of 2010

--19--

Hotel, food and beverage revenue

Hotel, food and beverage revenue increased by $1.6 million, or 40.3%, from $3.9 million for the six months ended June 30, 2009 to $5.5 million for the six months ended June 30, 2010. The Silver Dollar contributed $1.2 million of food and beverage revenue for the six months ended June 30, 2010. Hotel, food and beverage revenue at our casino in Edmonton increased by $0.5 million due to an increase in showroom activity and an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar. These increases in hotel, food and beverage revenue were partially off-set by a decrease of $0.1 million at Womacks primarily due to an increase in complimentary items offered.

Other revenue

Other revenue increased by $0.4 million, or 54.7%, from $0.9 million for the six months ended June 30, 2009 to $1.3 million for the six months ended June 30, 2010, primarily due to revenue earned by the bowling alley at the Silver Dollar.

Promotional allowances

Promotional allowances increased by $0.1 million, or 2.2%, to $3.6 million for the six months ended June 30, 2010 compared to $3.5 million for the six months ended June 30, 2009. Promotional allowances increased $0.1 million with the addition of the Silver Dollar.  In addition, Central City and Edmonton increased promotional allowances $0.1 million with increased revenue.  These increases in promotional allowances were offset by a decline in promotion allowances at Womacks in Cripple Creek of $0.2 million. The retail value of accommodations, food and beverage, and other services furnished to guests without charge (“complimentaries”) is included in gross revenue and then deducted as promotional allowances. As a result, complimentaries neither increase nor decrease our overall net operating revenue.

Operating Costs and Expenses

Operating costs and expenses for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	For the six months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Six Month	Six Month

Gaming	$11,287	$9,058	$2,229	24.6%
Hotel, food and beverage	4,338	3,199	1,139	35.6%
General and administrative	10,093	8,878	1,215	13.7%
Depreciation	3,013	3,122	(109)	-3.5%
Total operating costs and expenses	$28,731	$24,257	$4,474	18.4%

Gaming expenses

Gaming expenses increased $2.2 million, or 24.6%, from $9.1 million for the six months ended June 30, 2009 to $11.3 million for the six months ended June 30, 2010. The increase in gaming expenses is attributable to; $1.4 million from the acquisition of the Silver Dollar in the first quarter of 2010, $0.4 million at the Century Casino & Hotel in Edmonton, $0.3 at the Century Casino & Hotel in Central City and $0.1 at Womacks.

Gaming expenses at the Century Casino & Hotel in Edmonton increased $0.4 million, or 15.8%, from $2.7 million for the six months ended June 30, 2009 to $3.1 million for the six months ended June 30, 2010. The increase in gaming expenses in Edmonton is primarily due to an improvement in the average exchange rate between the U.S. dollar and Canadian dollar.

Gaming expenses at the Century Casino & Hotel in Central City increased $0.3 million, or 7.3%, from $3.6 million for the six months ended June 30, 2009 to $3.9 million for the six months ended June 30, 2010. Payroll expenses at the casino increased as a result of additional supervisory and regular staff needed for the 24 hour operation.

Gaming expenses at Womacks remained flat at $2.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Payroll expenses at the casino increased as a result of additional dealers needed for the new table games and additional staff needed to keep the casino open 24 hours. This was offset by a decrease in royalties and maintenance expense.

Gaming expenses aboard the cruise ships on which we operate remained flat at $0.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Hotel, food and beverage expenses

Hotel, food and beverage expenses increased by $1.1 million, or 35.6%, from $3.2 million for the six months ended June 30, 2009 to $4.3 million for the six months ended June 30, 2010. The acquisition of the Silver Dollar increased hotel, food and beverage expense by $1.0 million. Hotel, food and beverage expense in Edmonton increased by $0.2 million, primarily due to an increase in the average exchange rate between the U.S dollar and the Canadian dollar. This was partially offset by a decrease of $0.1 million in hotel, food and beverage payroll at Womacks as a result of cost control at the restaurant.

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 13.7%, from $8.9 million for the six months ended June 30, 2009 to $10.1 million for the six months ended June 30, 2010. General and administrative expenses include facility maintenance, utilities, property and liability insurance, property taxes, housekeeping, and all administrative departments, such as information technology, accounting, human resources and internal audit. The acquisition of the Silver Dollar increased general and administrative expenses by $1.3 million. General and administrative expenses at Century Casino & Hotel in Edmonton increased $0.4 million.  These increases in general and administrative expenses were partially off-set by a $0.5 million decrease in corporate general and administrative expenses.

General and administrative expenses at the Century Casino & Hotel in Edmonton increased $0.4 million, or 21.2%, from $2.2 million for the six months ended June 30, 2009 to $2.6 million for the six months ended June 30, 2010, primarily due to an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar.

--20--

General and administrative expenses at Womacks remained flat at $1.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Slight increases in payroll were offset by similar decreases in insurance charges.

General and administrative expenses at the Century Casino & Hotel in Central City remained flat at $1.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Slight increases in payroll and utility expenses were offset by a decrease in our property tax expenses.

Combined general and administrative expenses aboard the cruise ships remained flat at less than $0.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Corporate expenses decreased by $0.5 million, or 11.8%, from $3.5 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010, primarily due to a reduction the amount of stock compensation recognized of $0.3 million and a reduction in professional fees of $0.1 million.

Depreciation

Depreciation expense decreased by $0.1 million, or 3.5%, from $3.1 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010. Depreciation expense at our properties in Colorado declined by $0.3 million primarily due to gaming equipment fully depreciated. This was partially offset by an increase in depreciation expense at our property in Edmonton of $0.1 million resulting from an improvement in the average exchange rate between the U.S. dollar and the Canadian dollar. Finally, depreciation expense increased with the acquisition of the Silver Dollar by $0.1 million primarily in the first quarter of 2010.

Non-operating income (expense)

Non-operating expense for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the six months
	ended June 30,		Dollar Change	Percent Change
	2010	2009	Three Month	Three Month
Interest income	$22	$10	$12	120.0%
Interest expense	(572)	(1,815)	1,243	-68.5%
Losses on foreign currency transactions and other	(1)	(249)	248	-99.6%
Non-operating expense, net	($551)	($2,054)	1,503	-73.2%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense of $1.2 million is due to the repayment of all our third party debt related to our casinos in Colorado during 2009.

(Losses) on foreign currency transactions and other

We recognized foreign currency losses of $0.1 million for the six months ended June 30, 2010 and $0.2 million for the six months ended June 30, 2009.

Other Items

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded $0.3 million and $0.2 million of earnings from our investment in CPL for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily due to an increase in gaming revenue, partially offset by an increase in gaming taxes resulting from the increased revenue and an increase in the gaming tax rate when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. Also, an improvement in the average exchange rate between the U.S. dollar and the Polish zloty of 10% positively impacted our results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In Polish zloty, we recognized net earnings of PLN 1.0 million and PLN 0.8 million for the six months ended June 30, 2010 and 2009, respectively.

Effective January 1, 2010, the gaming laws in Poland changed. Some of the key items include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. As a result of this change our Stettin casino will be required to close in September 2010.

--21--

Taxes

Our foreign earnings significantly impact our tax rate. For the six months ended June 30, 2010, we incurred pre-tax losses for our U.S. based operations (including corporate losses) of $0.7 million compared to pre-tax earnings at our foreign operations of $0.8 million. We currently have a valuation allowance established for our U.S. deferred tax assets of $7.8 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, we have not recorded tax benefits on U.S. operating losses for the six months ended June 30, 2010 and 2009.

Amounts in thousands	For the six months			For the six months
	ended June 30, 2010			ended June 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$967	$234	24.2%	$1,291	$353	27.3%
United States 1	(708)	31	-4.4%	(3,112)	32	-1.0%
Mauritius 2	205	6	2.9%	(1,270)	(70)	5.5%
Austria	(654)	1	-0.2%	687	4	0.6%
Poland	333	-	0.0%	219	-	-
Total	$143	$272	190.2%	($2,185)	$319	-14.6%

    (1) Includes accruals for uncertain tax positions
    (2) Includes the earnings of the South African branch of Century Resorts International taxed at South African rates

Discontinued Operations

The results of the operations of the Century Casinos Millennium and Century Casinos Africa (which include the Caledon Hotel, Spa & Casino and the Century Casino Newcastle) are classified as discontinued operations. We ceased operations at the Century Casino Millennium on February 11, 2009. We ceased operations at the Caledon Hotel, Spa & Casino and the Century Casino Newcastle on June 30, 2009. The results of our discontinued operations for the three and six months ended June 30, 2009 are below (in thousands, except for per share information):

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2009	2009
Gaming revenue	5,026	9,533
Net operating revenue	5,873	11,203
Total operating costs and expenses	3,959	7,754
Operating earnings from discontinued operations	1,914	3,449
Net earnings from discontinued operations	20,777	22,679

Earnings per share from discontinued operations
Basic	$0.85	$0.92
Diluted	$0.85	$0.92

For the three and six months ended June 30, 2009, we recorded a gain related to the disposition of the Century Casino Millennium and Century Casinos Africa as follows (in thousands):

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2009	2009
Gain on disposition of Century Casino Millennium	$38	$915
Gain on disposition of Century Casinos Africa	$19,848	$19,848

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Unless otherwise indicated, the following discussion on cash flows includes discontinued operations.

Cash and cash equivalents totaled $24.5 million at June 30, 2010, and we had working capital (current assets minus current liabilities) of $15.8 million compared to cash and cash equivalents of $37.0 million and working capital of $28.6 million at December 31, 2009. The decline in cash and working capital is primarily due to the payment of $9.3 million towards the acquisition of the Silver Dollar on January 13, 2010. In addition, the Company invested $4.0 million in various capital expenditure projects.

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

--22--

Cash provided by operating activities was $1.7 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively. The change from the 2009 period relates primarily to a decrease in pre-tax earnings from our discontinued operations, as we did not have these operations for the six months ended June 30, 2010. For a description of our operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations, above.

Cash used in investing activities of $13.1 million for the six months ended June 30, 2010 consisted of $9.3 million used for the acquisition of the Silver Dollar (less $1.2 million casino cash acquired in the Silver Dollar acquisition) and $4.0 million used in the acquisition of property and equipment.

Cash provided by investing activities of $31.6 million for the six months ended June 30, 2009 consisted of $31.8 million in net proceeds received from the sale of Century Casinos Africa (“CCA”), $1.0 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by $0.5 million of gaming equipment additions on a cruise ship-based casino placed in service in May 2009, $0.5 million in additions at Womacks for digital surveillance equipment, $0.1 million of capital project additions at the Caledon and $0.2 million of cumulative additions at our other remaining properties.

Cash used in financing activities of $1.0 million for the six months ended June 30, 2010 consisted of repayment of $0.9 million towards the Edmonton term loan and $0.1 million for the repurchases of our outstanding common stock pursuant to a publicly announced repurchase program discussed below. As of June 30, 2010, the remaining balance on our term loan is $16 million.

Cash used in financing activities of $5.6 million for the six months ended June 30, 2009 consisted of repayments of $2.2 million towards the Central City term loan; repayments of $1.6 million towards the Womacks term loan; repayments of $0.6 million towards the Edmonton term loan; net repayments of $1.1 million towards our South African term loans; and capital lease repayments of $0.1 million.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. For the six months ended June 30, 2010, we repurchased 57,330 shares of our common stock at a weighted average cost of $2.46 per share. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2010. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity and Capital Requirements

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may rely on term loans with commercial banks or other debt instruments to supplement our working capital and investing requirements. Expected short-term uses of cash include ordinary operations, approximately $3.0 million of capital expenditures at our casinos, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock.

We believe that our cash at June 30, 2010 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and satisfy our current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our Co Chief Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

--23--

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and has approximately $14.7 million remaining. There were no repurchases of common stock for the three months ended June 30, 2010.

Item 5. OTHER INFORMATION

The 2010 annual meeting of our security holders was held on May 6, 2010. At the annual meeting, Class I directors, Robert S. Eichberg and Dinah Corbaci, were re-elected to the Board for a three year term. On the proposal to elect the Class I directors, the votes were:

	For	Withheld	Broker Non-Vote
Robert S. Eichberg	14,406,126	71,842	3,045,814
Dinah Corbaci	14,429,801	48,167	3,045,814

Additionally, a proposal to ratify the selection of Grant Thornton LLP to serve as our independent registered public accounting firm for the year ending December 31, 2010 was approved by a vote of 17,145,138 shares in favor, 6,474 shares against and 102,170 shares abstaining.

Item 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. (incorporated by reference from the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders).
3.2	Amended and Restated Bylaws of Century Casinos, Inc. (incorporated by reference from Exhibit 11.14 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Principal Financial Officer.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.
/s/ Margaret Stapleton
Margaret Stapleton
Vice President and Principal Financial Officer
Date: August 9, 2010

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document

3.1	Certificate of Incorporation of Century Casinos, Inc. (incorporated by reference from the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders).
3.2	Amended and Restated Bylaws of Century Casinos, Inc. (incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President Principal Financial Officer.

--24--