Form 10-Q
period 2010-09-30
CENTURY CASINOS INC /CO/
filed 2010-11-09
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
23,809,368 shares of common stock, $0.01 par value per share, were outstanding as of November 6, 2010.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,804	$36,992
Receivables, net	637	752
Prepaid expenses	548	356
Inventories	301	235
Other current assets	3	1,031
Deferred income taxes	265	261
Total Current Assets	26,558	39,627

Property and equipment, net	101,798	88,241
Goodwill	5,939	4,697
Equity investment	2,626	2,372
Other assets	478	373
Total Assets	$137,399	$135,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,861	$1,738
Accounts payable and accrued liabilities	5,342	4,920
Accrued payroll	2,013	1,675
Taxes payable	1,872	2,651
Total Current Liabilities	11,088	10,984

Long-term debt, less current portion	13,573	14,739
Deferred income taxes	3,241	1,298
Total Liabilities	27,902	27,021

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 23,905,180 shares
issued; 23,861,241 and 23,866,698 shares outstanding, respectively	240	239
Additional paid-in capital	74,833	74,391
Accumulated other comprehensive earnings	3,909	3,570
Retained earnings	30,797	30,230
	109,779	108,430
Treasury stock – 115,812 and 58,482 shares at cost, respectively	(282)	(141)
Total Shareholders’ Equity	109,497	108,289
Total Liabilities and Shareholders’ Equity	$137,399	$135,310

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for share and per share information	2010	2009	2010	2009
Operating revenue:
Gaming	$14,348	$12,804	$40,169	$35,414
Hotel, food and beverage	2,789	2,279	8,311	6,215
Other	773	523	2,122	1,395
Gross revenue	17,910	15,606	50,602	43,024
Less: Promotional allowances	1,926	1,882	5,541	5,417
Net operating revenue	15,984	13,724	45,061	37,607

Operating costs and expenses:
Gaming	6,289	5,196	17,578	14,254
Hotel, food and beverage	2,404	1,807	6,742	5,006
General and administrative	4,986	4,440	15,082	13,318
Depreciation	1,529	1,526	4,542	4,648
Total operating costs and expenses	15,208	12,969	43,944	37,226

Earnings from equity investment	(32)	33	316	276

Operating earnings from continuing operations	744	788	1,433	657

Non-operating income (expense):
Interest income	17	33	39	43
Interest expense	(280)	(1,618)	(861)	(3,433)
(Losses) on foreign currency transactions and other	14	(182)	26	(431)
Non-operating (expense), net	(249)	(1,767)	(796)	(3,821)

Earnings (loss) from continuing operations before income taxes	495	(979)	637	(3,164)

Income tax provision	174	200	446	519
Earnings (loss) from continuing operations	321	(1,179)	191	(3,683)

Discontinued operations:
Earnings from discontinued operations	-	(38)	-	2,674
Gain on disposition of Century Casino Millennium	-	-	-	915
Gain on disposition of Century Casinos Africa	-	429	-	20,277
Income tax provision	-	(70)	-	726
Earnings from discontinued operations	-	461	-	23,140

Net earnings (loss)	321	(718)	191	19,457

Less:
Net loss attributable to the noncontrolling
interests (continuing operations)	-	(5)	-	(42)
Net earnings attributable to the noncontrolling
interests (discontinued operations)	-	14	-	978
Net earnings (loss) attributable to Century Casinos, Inc. and subsidiaries	$321	$(727)	$191	$18,521

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Continued (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.05)	$0.01	$(0.15)
Earnings from discontinued operations	-	0.02	-	0.94
Net earnings (loss)	$0.01	$(0.03)	$0.01	$0.79

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.05)	$0.01	$(0.15)
Earnings from discontinued operations	-	0.02	-	0.94
Net earnings (loss)	$0.01	$(0.03)	$0.01	$0.79

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS  (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2010	2009	2010	2009

Net earnings (loss)	$321	$(718)	$191	$19,457
Foreign currency translation adjustments	1,259	2,314	339	9,124
Comprehensive earnings	1,580	1,596	530	28,581
Less: Comprehensive earnings attributable to noncontrolling interest	-	9	-	1,773
Comprehensive earnings attributable to Century Casinos, Inc. and subsidiaries	$1,580	$1,587	$530	$26,808

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,

Amounts in thousands	2010	2009

Cash Flows from Operating Activities:

Net earnings attributable to Century Casinos, Inc. and subsidiaries	$191	$18,521

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,542	4,648
Gain on disposition of Century Casino Millennium	-	(915)
Gain on disposition of Century Casinos Africa	-	(20,277)
(Gain) loss on disposition of fixed assets	68	(8)
Amortization of share-based compensation	386	863
Amortization of deferred financing costs	24	1,390
Deferred tax expense	479	710
Noncontrolling interests	-	936
Earnings from unconsolidated subsidiary	(316)	(276)
Excess tax benefits from stock-based payment arrangements	-	(5)

Changes in operating assets and liabilities:
Receivables	$78	$242
Prepaid expenses and other assets	43	(20)
Accounts payable and accrued liabilities	(45)	(439)
Inventories	(9)	-
Other long term assets	(83)	-
Accrued payroll	129	441
Taxes payable	(869)	(943)
Net cash provided by operating activities	4,618	4,868

Cash Flows from Investing Activities:
Purchases of property and equipment	$(6,441)	$(1,742)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $0.5 million assumed by buyer during the nine months ended September 30, 2009)	200	1,374
Proceeds from disposition of Century Casinos Africa (net of cash balance of $1 million assumed by buyer during the nine months ended September 30, 2009)	-	34,440
Acquisition of Silver Dollar Casino (less cash acquired of $1.2 million)	(9,301)	-
Proceeds from disposition of assets	64	180
Other	-	(21)
Net cash (used in) provided by investing activities	(15,478)	34,231

Cash Flows from Financing Activities:
Proceeds from borrowings	$ -	$80
Principal repayments	(1,298)	(17,413)
Excess tax benefits from stock-based payment arrangements	-	5
Deferred financing charges	-	(2)
Repurchase of common stock	(141)	25
Proceeds from exercise of options	57	-
Proceeds from subsidiary shares	-	(1,136)
Net cash used in financing activities	(1,382)	(18,441)

Effect of Exchange Rate Changes on Cash	54	797

(Decrease) Increase in Cash and Cash Equivalents	(12,188)	21,455

Cash and Cash Equivalents held by Discontinued Operations at beginning of period	-	1,464

Cash and Cash Equivalents at Beginning of Period	36,992	7,835

Cash and Cash Equivalents at End of Period	24,804	30,754

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 845	$ 2,492
Income taxes paid	$ 201	$ 812

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Please refer to Note 3 to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada.

The Company had approximately $0.4 million of accrued liabilities related to a construction project at the Silver Dollar Casino in Calgary, Alberta, Canada as of September 30, 2010.

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2010, the Company owned and/or managed casino operations in North America and international waters. The Company also holds a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven full casinos in Poland. The Company continues to pursue other projects in various stages of development. See Note 3 for a discussion of the Company’s January 2010 acquisition of the Silver Dollar Casino in Calgary, Alberta, Canada. Unless otherwise indicated, the information contained in these notes refers to the Company’s continuing operations.

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

In the opinion of management, all adjustments considered necessary for fair presentation of the financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

	September 30,	December 31,	September 30,
Ending Rates	2010	2009	2009
Canadian dollar (CAD)	1.0298	1.0466	1.0722
Euros (€)	0.7353	0.6977	0.6835
Polish zloty (PLN)	2.9250	2.8603	2.8852
South African rand (ZAR)	N/A	N/A	7.5401

    Source: Pacific Exchange Rate Service

Discontinued Operations

On February 11, 2009, the Company sold the Century Casino Millennium in Prague, Czech Republic. On June 30, 2009, the Company sold its casinos in South Africa. The results of these operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The cash flows from discontinued operations are included within the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2009.

2.            CHANGES IN ACCOUNTING PRINCIPLE

In April 2010, the FASB issued guidance that clarifies that an entity in the gaming business should not accrue jackpot liabilities before a jackpot is won in situations where the entity can avoid paying the jackpot. The new guidance requires entities in the gaming business to accrue a liability and charge a jackpot to revenue when the entity has an obligation to pay the jackpot. The guidance applies to base and progressive jackpots and is effective for fiscal years, including interim periods, beginning on or after December 15, 2010, with early adoption permitted.

The Company implemented this FASB guidance as of September 30, 2010. The cumulative effect of the resulting adjustment on retained earnings as of January 1, 2010 was an increase of $0.4 million. The effect of the change in income from continuing operations was an increase of $0.04 million for the nine months ended September 30, 2010.

3.           ACQUISITION OF THE CENTURY CASINO CALGARY

On January 13, 2010, the Company, through its wholly-owned subsidiary, Century Casinos Europe GmbH (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. The Silver Dollar Casino will be re-branded and its name changed to The Century Casino Calgary on November 18, 2010. The results of The Century Casino Calgary have been included in the Company’s financial statements from January 13, 2010.

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

The Century Casino Calgary is a 93,000 square foot casino facility located on approximately seven acres of land in Calgary. The casino facility includes 504 slot machines, 25 video lottery terminals, 16 table games, one restaurant, a lounge, a 5,000 square foot showroom, an 18,000 square foot convention center and a 30-lane bowling alley.

Prior to the acquisition, The Silver Dollar Casino was in receivership under the Companies' Creditors Arrangement Act (Canada) in Vancouver, British Columbia, Canada. On December 21, 2009, CCE’s acquisition of the Silver Dollar Casino was approved by the courts of British Columbia. The Company incurred costs related to the acquisition of approximately $0.3 million. The majority of these costs, which include legal, accounting and valuation fees, were recorded as general and administrative expenses during the fourth quarter of 2009. The following table summarizes the preliminary fair value allocation of the purchase price to the assets acquired and liabilities assumed on January 13, 2010, the date of acquisition:

Cash	$1,187
Accounts receivable	172
Prepaid expenses	206
Inventory	56
Property and equipment	10,977
Goodwill	1,111
Accounts payable and accrued liabilities	(463)
Accrued payroll	(220)
Deferred income taxes	(1,439)
Taxes payable	(99)
Cash paid	$11,488
Less: cash acquired	(1,187)
Less: cash deposit made in 2009	(1,000)
Net cash paid in 2010	$9,301

The $1.1 million of goodwill from the transaction results primarily from deferred tax liabilities arising from the book/tax basis differences in assets acquired in the transaction. As a result of the prior ownership’s bankruptcy proceedings, the Company believes these assets have no carryover tax basis. The Company is researching tax issues related to the transaction. If additional differences are identified between the book and tax basis of the assets acquired, the amounts recorded for goodwill and deferred income taxes may require revision. None of the goodwill will be deductible for tax purposes.

Pro Forma Results

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate and reliable data for the periods during which the Silver Dollar Casino was not owned by the Company. Management has determined that it is impracticable to provide this information due to a lack of reliability of financial information produced by the Silver Dollar Casino’s former ownership and its receiver prior to the acquisition and the costs that would be incurred to reproduce the information with an appropriate level of reliability.

4.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The company has a 33.3% ownership interest in CPL, and the Company accounts for this investment under the equity method. Following is the summarized financial information of CPL:
	September 30,	December 31,
Amounts in thousands (in USD):	2010	2009
Balance Sheet:
Current assets	$3,693	$3,180
Noncurrent assets	$11,615	$12,540
Current liabilities	$6,269	$9,223
Noncurrent liabilities	$3,801	$2,071

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Operating Results
Net operating revenue	$8,955	$10,617	$33,682	$30,986
Net (loss) earnings	$(95)	$99	$949	$828

The Company’s maximum exposure to losses at September 30, 2010 was approximately $2.6 million, the carrying value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the nine months ended September 30, 2010 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2010	$2,372
Equity Earnings	316
Effect of foreign currency translation	(62)
Balance – September 30, 2010	$2,626

5.           GOODWILL
Changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are as follows:

Amounts in thousands	Edmonton	Calgary	Total
Balance – January 1, 2010	$4,697	-	$4,697
Acquisition of The Century Casino Calgary	-	1,111	1,111
Effect of foreign currency translation	77	54	131
Balance – September 30, 2010	$4,774	1,165	$5,939

6.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009 are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Amounts in thousands
Hotel, Food & Beverage	$834	$845	$2,328	$2,343
Free Plays or Coupons	556	542	1,665	1,670
Player Points	536	495	1,548	1,404
Total Promotional Allowances	$1,926	$1,882	$5,541	$5,417

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

As of September 30, 2010, the Company established a valuation allowance for its U.S. deferred tax assets of approximately $5.7 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

a.
The level of historical taxable income and projections for future taxable income, based on operating results and tax planning strategies, over periods in which the deferred tax assets would be deductible, and

b.	Accumulation of net income before tax utilizing a look-back period of three years.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s income tax provisions consist of the following:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2010	2009	2010	2009
Provision for U.S. federal income taxes	$81	$23	$112	$55
Provision for foreign income taxes	93	177	334	464
Total provision for income taxes	$174	$200	$446	$519

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended September 30, 2010			ended September 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$311	$85	27.3%	$690	$183	26.5%
United States 1	403	81	20.1%	(1,638)	23	-1.4%
Mauritius	243	7	3.0%	(242)	(7)	-2.9%
Austria	(338)	1	-0.3%	241	1	0.4%
South Africa	(0)	-	-	-	-	-
Poland	(124)	-	-	(30)	-	-
Total	$495	$174	35.2%	$(979)	$200	-20.4%

(1) Includes accruals for uncertain tax positions and alternative minimum tax expense.

	For the nine months			For the nine months
Amounts in thousands	ended September 30, 2010			ended September 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$1,279	$319	25.0%	$1,981	$536	27.1%
United States 1	(305)	112	-36.7%	(4,750)	55	-1.2%
Mauritius	453	13	2.9%	(1,512)	(77)	5.1%
Austria	(992)	2	-0.2%	928	5	0.5%
South Africa	(6)	-	-	-	-	-
Poland	208	-	0.0%	189	-	-
Total	$637	$446	70.0%	$(3,164)	$519	-16.4%

(1) Includes accruals for uncertain tax positions and alternative minimum tax expense.

8.           EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust the weighted average shares outstanding by the dilutive impact of shares underlying stock options and unvested restricted stock awards. The weighted average shares outstanding were computed as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Weighted average common shares	23,678,795	23,622,974	23,584,079	23,557,398
Dilutive effect of stock options and warrants	172,315	-	187,851	-
Dilutive potential common shares	23,851,110	23,622,974	23,771,930	23,557,398

The following shares of stock options, warrants and unvested restricted stock are anti-dilutive and have not been included in the weighted average diluted shares outstanding calculation.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Unvested restricted stock	-	280,000	-	280,000
Stock options and warrants	926,710	1,268,271	926,710	1,268,271

9.           FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of financial instruments approximates fair value at September 30, 2010 and December 31, 2009.

10.         SEGMENT AND GEOGRAPHIC INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long Lived Assets*
	September, 30	December 31,
Amounts in thousands	2010	2009

United States	$58,687	$58,834

International:
Canada	$47,367	$33,034
Europe	2,799	2,574
International waters	1,510	868
Total international	51,676	36,476
Total	$110,363	$95,310

* Long-lived assets consist of property and equipment, goodwill and equity investment.

	Net Operating Revenue
	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2010	2009	2010	2009
United States	$7,858	$8,037	$21,123	$21,391

International:
Canada	$7,256	$5,090	$21,953	$14,729
International waters	870	597	1,985	1,487
Total international	$8,126	$5,687	$23,938	$16,216
Total	$15,984	$13,724	$45,061	$37,607

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada; (formerly known as Silver Dollar Casino)
-	The Century Casino & Hotel in Cripple Creek, Colorado; (formerly known as Womacks Casino) and
-	The Century Casino & Hotel in Central City, Colorado.

We acquired The Century Casino Calgary and related land on January 13, 2010 for total consideration of $11.5 million, which consisted of $10.7 million purchase price plus a net working capital adjustment of $0.8 million. We paid for The Century Casino Calgary with cash on hand.

We also operate ship-based casinos aboard the Silver Cloud, the Mein Schiff and three Oceania Cruises ships. On March 10, 2010, we entered into an exclusive, long-term agreement with Windstar Cruises (“Windstar”), a division of Ambassadors International Cruise Group, under which we have agreed to operate casinos on all cruise ships that Windstar operates and will place into service. Currently, Windstar operates three passenger cruise ships. On June 23, 2010, we entered into an exclusive, long-term agreement with the cruise operator Regent Seven Seas Cruises. We were selected to operate the casinos on all current and future cruise ships that Regent Seven Seas Cruises operates during the term of the agreement. The Regent Seven Seas Cruises fleet includes Seven Seas Voyager, Seven Seas Mariner and Seven Seas Navigator. In addition, on June 23, 2010, we extended our exclusive long-term agreement with Oceania Cruises.

The following table summarizes the cruise lines for which we have entered into agreements and are currently operating ship-based casinos, the associated ships on which we operate ship-based casinos and the dates we entered into agreements with the cruise lines:

Cruise Line	Ship	Agreement Date
Silversea Cruises	Silver Cloud	May 27, 2000
Oceania Cruises	Regatta	March 28, 2003
Oceania Cruises	Nautica	March 28, 2003
Oceania Cruises	Insignia	March 28, 2003
TUI Cruises	Mein Schiff	May 10, 2008
Windstar Cruises	Wind Surf	April 4, 2010
Windstar Cruises	Wind Star	April 24, 2010
Windstar Cruises	Wind Spirit	April 24, 2010
Regent Seven Seas Cruises	Seven Seas Voyager	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Mariner	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Navigator	June 23, 2010

During the third quarter of 2010, in an effort to consistently brand our casinos, The Century Hotel & Casino in Cripple Creek was re-branded from “Womacks Casino and Hotel” in October 2010. As a part of the renovation of the Silver Dollar Casino, the property is being re-branded to The Century Casino Calgary. A grand re-opening celebration will take place November 18-21, 2010.

Furthermore, we hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd. (“CPL”), the owner and operator of seven full casinos in Poland. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long term decision making is controlled by a supervisory board consisting of three persons. As we are the only shareholder with experience in the gaming industry, we chair both the management board and the supervisory board. No material decisions can be made without our consent, including the removal of the chairman of each board. Based on our active participation, management believes that it is appropriate to present our investment in CPL as a component of our operations.

From time to time, we may sell existing businesses. During 2009, we completed the sales of our casinos in Prague, Czech Republic and South Africa. The results of these operations have been recorded as discontinued operations for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, we recorded a gain of $0.4 million and $21.2 million, respectively, on the disposition of these entities.

With a portion of the proceeds from these dispositions, we repaid all of our third party debt relating to our Colorado casinos. This has resulted in interest savings of $1.3 million and $2.6 million, respectively, for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months		For the nine months
Average Rates	ended September 30,		ended September 30,
	2010	2009	2010	2009
Canadian dollar (CAD)	1.0395	1.0984	1.0362	1.1702
Euros (€)	0.7741	0.6995	0.7612	0.7337
Polish zloty (PLN)	3.1036	2.9346	3.0492	3.2170
Czech koruna (CZK)	N/A	N/A	N/A	21.1428
South African rand (ZAR)	N/A	7.8000	N/A	8.7347

            Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Century Casino & Hotel (Edmonton, Alberta, Canada)
Century Casino & Hotel in Edmonton currently offers weekend comedic performances at Yuk Yuks Comedy Club through a third party vendor. In September 2010, the property began operating the Comedy Club directly, without the third party vendor, and is currently negotiating to acquire the license to operate the Yuk Yuks franchise directly. This is expected to provide for higher profitability from the comedy club. In addition, in November 2010, the property plans to build a kitchenette in the Poker Room providing for greater ease in which to offer refreshments to our poker players. The ability to operate the Yuk Yuks Comedy Club without a third party and the improvement to the Poker Room are additions that continue to enhance customer experience at our property in Edmonton.

Century Casino Calgary (Calgary, Alberta, Canada)
Our property in Calgary has been undergoing major renovations. A total of $3.7 million in renovations are expected to be completed by the end of 2010 and include:

•	New table games room
•	Additional table games and signage throughout the casino
•	New slot area with new games
•	New painting throughout the casino
•	New carpeting and lighting throughout the casino
•	Refurbishment of the 30 lane bowling alley with new carpet, black lights and bowling equipment
•	New tables and chairs in food and beverage and gaming areas

A grand re-opening of the Bowling Centre was held on August 28, 2010 and a grand re-opening for the entire casino is planned for November 18-21, 2010.

Century Casino & Hotel (Cripple Creek, Colorado)
We rebranded “Womacks” to Century Casino & Hotel in Cripple Creek and a rebranding celebration was held October 1, 2010. To coincide with the rebranding, new carpet was installed throughout the casino, the table games pit was moved from the back of the casino to the front, and the Century logo replaced the Womacks logo on all signs in the casino. These changes provide a revitalized interior appearance of the casino.

Cruise Ships
In August and September 2010, we began operating ship-based casinos with Regent Seven Seas Cruises on three new ships: the Seven Seas Voyager (August 28, 2010), the Seven Seas Mariner (September 5, 2010) and Seven Seas Navigator (September 8, 2010) Furthermore, during the third quarter of 2010, the Company implemented a slot ticketing system for the convenience of players onboard ships of the Regent Seven Seas Cruises.

During the fourth quarter of 2010, we expect to operate ship-based casinos on two new ships: the Marina, which will be added by Oceania Cruises and the Mein Schiff II. The ship-based casinos added, and those planned during the fourth quarter of 2010, will continue to add to our growing cruise ship operations.

FINANCIAL HIGHLIGHTS

The results of operations for the three and nine months ended September 30, 2010 and 2009 are set forth below (in thousands, except per share data). Unless otherwise noted, these results exclude discontinued operations.

Century Casinos Inc. and Subsidiaries

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gaming Revenue	$14,348	$12,804	$40,169	$35,414
Net Operating Revenue	15,984	13,724	45,061	37,607
Total Operating Costs and Expenses	(15,208)	(12,969)	(43,944)	(37,226)
Earnings from Equity Investment	(32)	33	316	276
Operating earnings from continuing operations	744	788	1,433	657
Net Earnings (loss)	321	(1,179)	191	(3,683)

Basic Earnings Per Share
Earnings from continuing operations	$0.01	$(0.05)	$0.01	$(0.15)
Net Earnings (loss)	$0.01	$(0.03)	$0.01	$0.79
Diluted Earnings Per Share
Earnings from continuing operations	$0.01	$(0.05)	$0.01	$(0.15)
Net Earnings (loss)	$0.01	$(0.03)	$0.01	$0.79

Net Operating Revenue increased by 16% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 20% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in revenue is mainly attributable to the addition of the Century Casino Calgary. Ships added by two new cruise line agreements and an increase in revenue in Central City and Edmonton also contributed to the increase in Net Operating Revenue. These were slightly offset by a decrease in business in the Cripple Creek market.

The increase in Net Operating Revenue was offset by an increase of 17% in Total Operating Costs and Expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 18% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Operating expenses increased due to the addition of the Century Casino Calgary and one time expenses of $30 thousand in Edmonton for the operation of the Yuk Yuks comedy club and $60 thousand in one time expenses for the setup of additional ship-based casinos.

Operating earnings from continuing operations decreased by 6% or $44 thousand for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased 118% or $776 thousand for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is The increase in Earnings from continuing operations is due to a $0.8 million decrease in corporate expenses from decreased stock compensation expenses related to vesting of restricted stock and a $0.2 million increase in earnings from The Century Casino Central City for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

DISCUSSION OF RESULTS

Casinos

Edmonton

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gaming	$3,788	$3,667	$11,453	$10,722
Hotel, Food and Beverage	1,237	1,145	3,828	3,288
Other	446	417	1,380	1,136
Gross Revenue	5,471	5,229	16,661	15,146
Less Promotional Allowances	(179)	(139)	(513)	(417)
Net Operating Revenue	$5,292	$5,090	$16,148	$14,729
Operating Costs and Expenses	(3,955)	(3,654)	(12,097)	(10,583)
Operating earnings from continuing operations	$1,337	$1,436	$4,051	$4,146
Net Earnings (Loss)	$769	$818	$2,340	$2,353

Gross Revenue in Edmonton increased by 5% for the three months ended September 30, 2010 compared to the three months ended September 2009 and increased by 10% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase is primarily due to a favorable change in foreign exchange rate between the U.S. dollar and Canadian dollar of 5.4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 11.5% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In addition, the property’s table games gross gaming revenue decreased by 9% due to an overall decrease in Baccarat play for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was offset by a 2% increase in slot gross gaming revenue as 26 more slot machines were on the floor for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Promotional Allowances increased by 29% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 23% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As more players utilized promotional points at our Winners Zone Players Club for the nine months ended September 30, 2010, promotional expenses have increased. Operating Costs and Expenses increased 8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 14% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The property recognized additional marketing expenses related to the Yuk Yuks Comedy Club as well as additional property taxes and slot royalty fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We expect these expenses to be offset by higher revenues during the remainder of the year.

Overall net earnings at the property decreased by 6% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 1% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Calgary

	For the three months	For the three months	For the nine months	For the six months
	ended September 30,	ended June 30,	ended September 30,	ended June 30,
	2010	2010 *	2010	2010 *
Gaming	$1,373	$1,452	$3,878	$2,505
Hotel, Food and Beverage	491	601	1,727	1,237
Other	193	134	428	235
Gross Revenue	2,057	2,187	6,033	3,977
Less Promotional Allowances	(93)	(88)	(229)	(136)
Net Operating Revenue	$1,964	$2,099	$5,804	$3,841
Operating Costs and Expenses	(2,131)	(2,192)	(5,927)	(3,796)
Operating earnings from continuing operations	$(167)	$(93)	$(123)	$45
Net Earnings (Loss)	$(119)	$(62)	$(87)	$32

*As financial results for the three and nine months ended September 30, 2009 are unavailable for the Calgary property, financial data is compared to the three and six months ended June 30, 2010. Seasonality impacts may influence comparisons.

Gaming revenue in Calgary decreased by 5% for the three months ended September 30, 2010 compared to the three months ended June 30, 2010. The decrease is mainly attributable to an 18% decrease in table games gross gaming revenue after the removal of a Caribbean Stud Progressive table that had a large progressive jackpot. The jackpot was won in August 2010 and the table did not re-open. During our grand re-opening, the property will introduce additional table games including EZ Baccarat. Slot revenue remained flat during the three months ended September 30, 2010 compared to the three months ended June 30, 2010 due to disruption of gaming floor access during construction.

Operating Costs and Expenses decreased by 3% during the three months ended September 30, 2010 compared to the three months ended June 30, 2010 mainly due to a decrease in marketing expenses while the major remodeling was being completed. We expect these costs to increase during the fourth quarter of 2010 during the grand re-opening.

Overall Net Loss at the property for the three months ended September 30, 2010 was ($119) thousand. We anticipate an increase in performance during the coming quarters as renovations are completed, the grand re-opening occurs and the property is able to provide a better gaming experience to customers. The casino intends to continue to market and grow the Winners Zone loyalty membership to customers.

Central City

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gaming	$5,193	$5,033	$14,311	$14,096
Hotel, Food and Beverage	654	678	1,758	1,701
Other	38	43	113	112
Gross Revenue	5,885	5,754	16,182	15,909
Less Promotional Allowances	(1,036)	(964)	(2,951)	(2,777)
Net Operating Revenue	$4,849	$4,790	$13,231	$13,132
Operating Costs and Expenses	(4,243)	(4,339)	(12,103)	(12,139)
Operating earnings from continuing operations	$606	$451	$1,128	$993
Net Earnings (Loss)	$377	$(529)	$716	$(829)

Gross Revenue in Central City increased by 2% for the three months ended September 30, 2010 compared to three months ended September 30, 2009 as well as for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Slot gross gaming revenue increased by 8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 1% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a continued increase in video poker play. The property also continued to offer new games and conversions during the three months and nine months ended September 30, 2010. The increase in slot revenue was offset by a decrease in table games gross gaming revenue of 47% and a decrease in hotel, food and beverage revenue of 4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We believe that table games revenue continues to decrease with decreased customer interest in higher limits and the addition of craps and roulette tables. In addition, the continuing impact of a 500 room hotel expansion by a competitor in Black Hawk has decreased hotel revenues for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009.

Operating Costs and Expenses decreased by 2% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and remained flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The property continues to control costs through a more targeted marketing strategy and reduced payroll expenses.

Overall Net Earnings increased by 171% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 186% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase is due to $1.3 million of interest expense recognized during the three months ended September 30, 2009 and, $2.4 million dollars of interest recognized during the nine months ended September 30, 2009 related to repayment of all our third party debt, which was repaid during the third and fourth quarters of 2009.

Cripple Creek

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gaming	$3,191	$3,539	$8,662	$9,179
Hotel, Food and Beverage	408	456	998	1,226
Other	28	30	80	77
Gross Revenue	3,627	4,025	9,740	10,482
Less Promotional Allowances	(617)	(779)	(1,847)	(2,223)
Net Operating Revenue	$3,010	$3,246	$7,893	$8,259
Operating Costs and Expenses	(2,659)	(2,785)	(7,443)	(7,692)
Operating earnings from continuing operations	$351	$461	$450	$567
Net Earnings	$217	$283	$279	$263

Gross Revenue in Cripple Creek decreased by 10% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Slot gross gaming revenue decreased by 8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These decreases are in line with the Cripple Creek market for slot revenues. In addition, the new carpet installation and the table games pit move had a slight negative impact on slot revenues for the three months ended September 30, 2010. Table games gross gaming revenue decreased by 25% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 32% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. We believe table games revenue has decreased because customer interest in higher limits and the addition of craps and roulette tables has decreased.

Operating Costs and Expenses decreased by 5% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and decreased by 3% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The property continues to control costs through a more targeted marketing strategy and reduced payroll expenses.

Overall Net Earnings decreased by 23% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to decreased revenues. Net Earnings increased by 6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the 3% decrease in operating costs and expenses period over period.

Cruise Ships

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Gaming	$803	$564	$1,865	$1,417
Other	67	33	121	70
Gross Revenue	870	597	1,986	1,487
Less Promotional Allowances	-	-	-	-
Net Operating Revenue	$870	$597	$1,986	$1,487
Operating Costs and Expenses	(840)	(531)	(1,889)	(1,471)
Operating earnings from continuing operations	$30	$66	$97	$16
Net Earnings (Loss)	$29	$64	$94	$48

Gaming Revenue generated by cruise ships increased 42% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 32% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in revenue is due to the three new ships added from our agreement with Wind Star Cruises in March 2010, the three new ships added from our new agreement with Regent Seven Seas Cruises in September 2010 and an increase in gaming revenue from the Mein Schiff and Oceana Insignia.

Operating Costs and Expenses increased by 58% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 28% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase is due to additional costs associated with of the setup of the three new ships from the Regent Seven Seas completed in September 2010. Additional costs are expected in the fourth quarter as well when we prepare to add two additional ships, the Marina with Oceania Cruises and the Mein Schiff II.

Net Earnings decreased by 55% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased by 96% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in Net Earnings is due to one time setup expenses of $30 thousand incurred for the setup of the ship-based casinos with Regent Seven Seas Cruises in the three months ended September 30, 2010. The increase in Net Earnings is due to additional earnings from the six new casino-based ships and the increased revenue in the nine months ended September 30, 2010 from the Mein Schiff and the Oceania Insignia.

Corporate Other

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Operating Costs and Expenses	(1,381)	(1,661)	(4,485)	(5,341)
Operating earnings from continuing operations	$(1,413)	$(1,628)	$(4,169)	$(5,065)

Operating Costs and Expenses for Corporate Other consists primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock options and other expenses not directly related to any of the company's individual properties. Operating Costs and Expenses decreased by 17% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and 16% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease is mainly due to decreased stock compensation expense related to vesting of restricted stock.

Earnings from equity investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded a loss of $32 thousand from our investment in CPL for the three months ended September 30, 2010 and earnings of $33 thousand for the three months ended September 30, 2009. The decrease is primarily due to an increase in the gaming tax rate from 45% in 2009 to 50% in 2010 and to decreased gaming revenue during the three months ended September 30, 2010. We recorded $316 thousand of earnings from our investment in CPL for the nine months ended September 30, 2010 compared to $276 thousand of earnings from our investment in CPL for the nine months ended September 30, 2009. The increase is due to an increase in gaming revenues, partially offset by the increased gaming tax rate for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Also, an improvement in the average exchange rate between the U.S. dollar and the Polish zloty of 5.2% positively impacted earnings for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Effective January 1, 2010, the gaming laws in Poland changed. Some of the key changes include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. As a result of this change, the Stettin slot casino was required to close in September 2010.

During the nine months ended September 30, 2010, CPL renewed two casino licenses. According to the new gaming law effective January 2010, casino licenses are opened to a request for bids from the public. CPL participated in this stringent process and succeeded; therefore, it will be able to continue operating the Katowice and Warszawa in the Hyatt Hotel, each for another six years. The Katowice and Warszawa in the Hyatt Hotel casinos are two of the seven full casinos for which CPL is the owner and operator in Poland. CPL will consequently continue to own two casino licenses in Warsaw, which is the primary market in Poland.

Depreciation

Depreciation expense remained flat at $1.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and decreased by $0.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, depreciation expense decreased by $0.4 million at our properties in Colorado primarily due to gaming equipment being fully depreciated. This decrease was offset by a $0.3 million depreciation expense increase at our properties in Canada from the acquisition of Century Casino Calgary and new equipment purchased in Edmonton.

Non-operating income (expense)

Non-operating expense for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months				For the Nine Months
	ended September 30,		Dollar	Percent	ended September 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
Interest income	$17	$33	$(16)	-48.5%	$39	$43	$(4)	-9.3%
Interest expense	$(280)	$(1,618)	$1,338	82.7%	$(861)	$(3,433)	$2,572	74.9%
Gains (losses) on foreign currency transactions and other	$14	(182)	$196	107.7%	$26	(431)	$457	106.0%
Non-operating expense, net	$(249)	$(1,767)	$1,518	85.9%	$(796)	$(3,821)	$3,025	79.2%

Interest expense

The decrease in interest expense of $1.3 million for the three months ended September 30, 2010 and $2.6 million for the nine months ended September 30, 2009 is due to the repayment of all our third party debt related to our casinos in Colorado during 2009.

Foreign currency transactions and other

We recognized foreign currency transaction gains of $22 thousand for the three months ended September 30, 2010 compared to foreign currency transaction losses of ($182) thousand for the three months ended September 30, 2009. This change is due to realized changes in foreign currency rates. In addition, we recognized foreign currency losses of ($73) thousand for the nine months ended September 30, 2010 compared to foreign currency transaction losses of ($461) thousand for the nine months ended September 30, 2009. This change is primarily due to the realization of a foreign exchange loss of $0.8 million on the conversion of approximately ZAR 228.8 million to $28.8 million during the nine months ended September 30, 2009. This was partially offset by exchange gains of $0.4 million on the revaluation of outstanding receivables related to the sale of Century Casinos Africa and exchange gains on the revaluation of intercompany loans that we deemed to be not permanently invested.

Taxes

Our foreign earnings significantly impact our tax rate. We currently have a valuation allowance established for our U.S. deferred tax assets of $5.7 million. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Accordingly, we have not recorded tax benefits on U.S. operating losses for the three months ended September 30, 2010 and 2009.

The Company’s income tax expense by jurisdiction is summarized in the tables below:

	For the three months			For the three months
Amounts in thousands	ended September 30, 2010			ended September 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$311	$85	27.3%	$690	$183	26.5%
United States 1	403	81	20.1%	(1,638)	23	-1.4%
Mauritius	243	7	3.0%	(242)	(7)	-2.9%
Austria	(338)	1	-0.3%	241	1	0.4%
Poland	(124)	-	-	(30)	-	-
Total	$495	$174	35.2%	$(979)	$200	-20.4%

    (1) Includes accruals for uncertain tax positions and alternative minimum tax expenses.

	For the nine months			For the nine months
Amounts in thousands	ended September 30, 2010			ended September 30, 2009
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$1,279	$319	25.0%	$1,981	$536	27.1%
United States 1	(305)	112	-36.7%	(4,750)	55	-1.2%
Mauritius	453	13	2.9%	(1,512)	(77)	-5.1%
Austria	(992)	2	-0.2%	928	5	0.5%
South Africa	(6)	-	-	-	-	-
Poland	208	-	0.0%	189	-	-
Total	$637	$446	70.0%	$(3,164)	$519	-16.4%

    (1) Includes accruals for uncertain tax positions and alternative minimum tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents totaled $24.8 million at September 30, 2010, and we had working capital (current assets minus current liabilities) of $15.5 million compared to cash and cash equivalents of $37.0 million and working capital of $28.6 million at December 31, 2009. The decline in cash and working capital is primarily due to the payment of $9.3 million towards the acquisition of the Silver Dollar Casino on January 13, 2010. In addition, the Company invested $6.8 million in various capital expenditure projects.

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

Cash provided by operating activities was $4.6 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively. For a description of our operating activities, please refer to the condensed consolidated statements of cash flows and the results of operations, above.

Cash used in investing activities of $15.5  million for the nine months ended September 30, 2010 consisted of $9.3 million used for the acquisition of the Silver Dollar (less $1.2 million casino cash acquired in the Silver Dollar acquisition) and $6.4 million used in the acquisition of property and equipment.

Cash provided by investing activities of $34.2 million for the nine months ended September 30, 2009 consisted of $34.4 million in net proceeds received from the sale of Century Casinos Africa (“CCA”), $1.4 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by $0.5 million of gaming equipment additions on cruise ship-based casinos placed in service in May 2009; $0.6 million in additions at The Century Casino in Cripple Creek for digital surveillance equipment; $0.2 million of capital projects and building improvements in Edmonton; $0.1 million in gaming and surveillance equipment additions in Central City; and $0.3 million of cumulative additions at our other remaining properties.

Cash used in financing activities of $1.4 million for the nine months ended September 30, 2010 consisted of repayment of $1.3 million towards the Edmonton term loan and $0.1 million for the repurchases of our outstanding common stock pursuant to a publicly announced repurchase program discussed below. As of September 30, 2010, the remaining balance on our Edmonton term loan is $15.1 million. The Edmonton term loan is in compliance with all loan covenants as of September 30, 2010.

Cash used in financing activities of $18.4 million for the nine months ended September 30, 2009 consisted of repayments of $10.8 million towards the Central City term loan; repayments of $4.3 million towards The Century Casino in Cripple Creek term loan; repayments of $1.0 million towards the Edmonton term loan; net repayments of $1.1 million towards our South African term loans; and capital lease repayments of $0.1 million. Our subsidiary, CRL, also paid $1.1 million to repurchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own. Our Co CEOs and their respective family trusts/foundation collectively owned these shares.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. For the nine months ended September 30, 2010, we repurchased 57,330 shares of our common stock at a weighted average cost of $2.46 per share. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2010. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity
Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may rely on term loans with commercial banks or lines of credit or other debt instruments to supplement our working capital and investing requirements. Expected uses of cash within one year include ordinary operations, approximately $3.7 million of capital expenditures at our casinos, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock.

We believe that our cash at September 30, 2010 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except, we implemented additional review processes regarding our quarterly earnings release and additional SEC training requirements for our finance staff in order to improve our disclosure controls and procedures after we reissued our earnings release for the quarter ended June 30, 2010, due to errors identified in the financial tables and discussion included in the initial release.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and has approximately $14.7 million remaining. There were no repurchases of common stock during the three months ended September 30, 2010.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. (incorporated by reference from the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders).
3.2	Amended and Restated Bylaws of Century Casinos, Inc. (incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.
/s/ Margaret Stapleton
Margaret Stapleton
Vice President and Principal Financial Officer
Date: November 9, 2010

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. (incorporated by reference from the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders).
3.2	Amended and Restated Bylaws of Century Casinos, Inc. (incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.