Form 10-K
period 2010-12-31
CENTURY CASINOS INC /CO/
filed 2011-03-31
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number   0-22900

CENTURY CASINOS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1271317
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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
     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the closing price of $2.14 for the Common Stock on the NASDAQ Stock Market on that date, was $44,961,760. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 14, 2011, the registrant had 23,874,798 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in this report are subject to additional risks and uncertainties further discussed under Item 1A. “Risk Factors” and are based on information available to us on the filing date of this Annual Report on Form 10-K. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.

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

Item 1.  Business.

General
Century Casinos, Inc. (“CCI”), a Delaware corporation founded in 1992, is an international casino entertainment company that develops and operates gaming establishments as well as related lodging, restaurant and entertainment facilities around the world.

Our main goal is to grow our business worldwide by actively pursuing the development or acquisition of new gaming opportunities and reinvesting in the success of our existing operations.

Overview of Operations

As of December 31, 2010, we own, operate or manage the following properties:

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada, and in March 2007, we opened the attached 26-room hotel. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 684 slot machines, 35 table games (including a 24-hour poker room), 4 video lottery terminals, 26 hotel rooms, a 400 seat showroom and 4 food and beverage outlets. In addition, in October 2010, we acquired the franchise license to operate the Yuk Yuks Comedy Club, where we host comedic performances at the casino.

Century Casino Calgary – Calgary, Alberta, Canada

In January 2010, we acquired Century Casino Calgary (formerly known as The Silver Dollar Casino) in Calgary, Alberta, Canada. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 slot machines, 17 table games, 25 video lottery terminals, 2 restaurants, 1 lounge, a 5,000 square foot showroom, an 18,000 square foot showroom and a 30-lane bowling alley. In November 2010, we rebranded the casino under the name Century Casino Calgary.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over two million people. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway connecting I-70, the main east/west interstate in Colorado, to Central City. The facility has 496 Ticket In/Ticket Out (“TITO”) slot machines, 11 table games (three of which are player-banked poker tables), 26 hotel rooms, 1 bar, 2 restaurants and a 500-space on-site covered parking garage.

Century Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated the Century Casino & Hotel Cripple Creek in Cripple Creek (formerly known as Womacks Casino & Hotel), Colorado. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 500,000 people. The facility has 438 TITO slot machines, 6 table games, 21 hotel rooms, 2 bars, 1 restaurant and 271 parking spaces neighboring the casino. In October 2010, we rebranded the casino under the name Century Casino & Hotel Cripple Creek.

Cruise Ships

In addition to our land-based casinos, we operate ship-based casinos pursuant to casino concessionaire agreements that give us the exclusive right to install and operate casinos aboard these vessels. These agreements also give us the right of first refusal to install casinos aboard any new ships built or acquired by these companies. The agreements with the cruise ship operators provide for cancellation by the operators with a limited notice period in the event of our default under the respective agreements.

The following table summarizes the cruise lines for which we have entered into agreements and are currently operating ship-based casinos, the associated ships on which we operate ship-based casinos and the dates we entered into agreements with the cruise lines.

Cruise Line	Ship	Agreement Date
Silversea Cruises	Silver Cloud	May 27, 2000 *
Oceania Cruises	Regatta	March 28, 2003
Oceania Cruises	Nautica	March 28, 2003
Oceania Cruises	Insignia	March 28, 2003
Oceania Cruises	Marina	June 23, 2010 **
TUI Cruises	Mein Schiff	November 24, 2008
Windstar Cruises	Wind Surf	March 10, 2010
Windstar Cruises	Wind Star	March 10, 2010
Windstar Cruises	Wind Spirit	March 10, 2010
Regent Seven Seas Cruises	Seven Seas Voyager	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Mariner	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Navigator	June 23, 2010

*The Silversea Cruises concessionaire agreement expired on March 24, 2011 and was not renewed.
**The ship-based casino aboard the Marina opened on January 22, 2011 on the ship’s maiden voyage.

As of January 31, 2011, we had a total of 404 slots machines and 58 table games aboard the 12 cruise ships.

Casinos Poland

In March 2007, we acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL”). CPL owns and operates seven casinos in Warszawa in the Hyatt Hotel, Warszawa in the Marriott Hotel, Krakow, Poznan, Katowice, Wroclaw and Gdynia, Poland and has been operating since 1989. We account for this investment under the equity method.

Radisson Aruba Resort, Casino & Spa Management Agreement

In December 2010, we entered into a long-term management agreement to assist in the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We were not required to invest any amounts under the management agreement. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s gross revenue and a percentage of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The casino at the Radisson Aruba Resort is a 14,000 square foot casino centrally located within the hotel and operates with approximately 250 slot machines, 15 table games and one food and beverage outlet. On the island of Aruba there are 200,000 inhabitants as well as up to 70,000 tourists on any given day. The casino is located on Palm Beach, the main tourist spot on the island, approximately 2 miles from downtown Oranjestad, the capital of Aruba.

The Company completed an assessment of whether the management agreement at the Radisson Aruba Resort, Casino & Spa is a variable interest. We have concluded that our management agreement for Radisson Aruba Resort, Casino & Spa is a variable interest, however, we do not have a controlling financial interest and therefore we are not required to consolidate.

Additional Company Projects and Other Developments

In addition to the operations described above, we have a number of potential gaming projects that we are currently exploring.

On March 7, 2011 we announced that we applied for a casino license in the Canton of Neuchatel, Switzerland. We are one of four companies applying for the license. A decision by the Swiss government is expected in June 2011. There is no assurance that we will be granted the concession by the Swiss government or, if granted, that we will be able to successfully develop the casino property. We expect a total investment amount of approximately $30.0 million if the casino concession is granted. We intend to finance approximately 40% of the investment ourselves and 60% through a local Swiss bank loan. Another alternative is to spin off the real estate development to a real estate company and enter into a long-term lease. The casino would be located at a busy intersection next to the established Ibis Hotel in Neuchatel. The newly built 21,000 square foot facility would include underground parking and offer up to 250 slot machines and 18 table games. Major cities like Neuchatel, Lausanne, Geneva and Bern are all within a driving range of less than 90 minutes.

Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors”.

Capital Needs, Uses and Cash Flow

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

Marketing and Competition

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players clubs and other marketing efforts. Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. We also continue to enhance our social networking marketing initiatives. In 2010, we focused on branding our properties and in October and November 2010, we rebranded the Century Casino & Hotel Cripple Creek from Womacks Casino & Hotel and the Century Casino Calgary from The Silver Dollar Casino, respectively. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our players’ club.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one combined racetrack/casino) in the Edmonton market. Our casino is one of two casinos in Edmonton that has both a hotel and showroom. It is the only casino to offer a comedy club and heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately ten miles away. With the exception of a First Nations gaming operation, smoking has been banned in all Edmonton casinos.

Calgary, Canada - The fully renovated Century Casino Calgary has six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to our casino is a 30 lane bowling alley, a 5,000 square foot Winner’s Lounge, as well as an 18,000 square foot showroom that can accommodate over 1,000 patrons. Using numerous forms of media, we concentrate our marketing on the casino floor, the players’ club, the bowling alley and music concerts such as Collin Ray, B52’s  and Emerson Drive as well as other entertainment events at the two showrooms. The casino is located in a metropolitan area approximately 3 miles from downtown Calgary with the closest competition located five blocks away. With the exception of a First Nations gaming operation, smoking has been banned in all Calgary casinos.

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2010, there were 13 active casino licensees operating in Cripple Creek, 7 active casino licensees operating in Central City and 17 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Black Hawk and Central City are adjoining small mountain tourist towns, located approximately one mile apart. While Central City and Black Hawk compete with one another for market share, we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 58% of the total gaming devices and approximately 75% of total gaming revenues in 2010.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At our Cripple Creek property, we presently own a total of 271 uncovered parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by three of our competitors in Cripple Creek impact our casino, particularly during inclement weather. Three of our competitors in the Cripple Creek market also have more hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. Our casino in Central City has a 500-space covered parking garage offering free public parking. Several other casinos in the Central City/Black Hawk market also have covered parking garages.

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality. As competition in Colorado is intense, we allocate up to 25% of each casino’s gaming revenues to marketing measures. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including radio, print and billboard advertising.

Cruise Ships – We can only do limited marketing of our casinos on cruise ships. We mostly have to rely on each cruise ship’s marketing efforts to attract on-board customers to our casino. We compete with activities on the ship as well as onshore activities including land-based casinos.

Poland – Casinos Poland competes with 19 casinos located throughout Poland. Seven additional licenses to operate casinos in small cities across Poland were granted in 2010 but have not started operations. Effective January 1, 2010, the gaming laws in Poland changed to include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. As a result of this change, the Stettin slot casino owned by Casinos Poland was required to close in September 2010. As all slot arcades in Poland will be required to close within the next 5 years, we expect that key slot arcade operators will continue to apply for gaming licenses.

The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, Casinos Poland’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. Casinos Poland also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. During 2010, Casinos Poland was able to increase market share to 50% from 43% in 2009. Smoking was restricted in all Polish casinos in November 2010. The impact on revenues is unclear as operators are allowed to split smoking and non-smoking rooms or install smoker’s cabins.

Radisson Aruba Hotel, Casino & Spa – The Radisson Aruba Hotel, Casino & Spa, for which we hold the casino management agreement, has nine competitors (one is currently closed for renovation) in the Aruba market. Our casino is one of two in the Aruba market to offer Texas Hold’em table games and is planning a renovation of the property in April 2011. The casino will remain open during the renovation. The total budget for the renovation is $8.0 million to be paid by Radisson. Our main marketing activity is focused on promotions to drive traffic at the casino with promotions such as car giveaways, tables and slot tournaments and various events at the casino including live music. Marketing efforts are targeted to hotel guests staying at the Radisson Hotel as well as tourists and locals from the island. In addition, the casino is located on Palm Beach which is the main tourist spot on the island.

Seasonality

Canada – Our casinos in Edmonton and Calgary, Alberta, Canada attract more customers from October through April. The remainder of the year the casinos attract fewer customers because we compete with outdoor activities.

Colorado – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels. For example, during the year ended December 31, 2010, the net operating revenue attributable to our Colorado operations fluctuated from a low of $6.4 million in the first quarter to a high of $7.9 million in the third quarter.

Cruise Ships – Our business aboard cruise ships generally is not impacted by seasonality as the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the quality of the players. In addition, the cruise ships on which we conduct operations may be out of service from time to time for periodic maintenance or based on the operating schedule of the cruise line, which may impact our revenues from operations of our cruise ship casinos.

Casinos Poland – Casinos Poland attracts more customers from October through March.

Aruba – The casino in Aruba, for which we hold the management agreement, is popular among tourists throughout the year, with the peak season being from the end of December to April.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local and, for our foreign operations, provincial regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations in any jurisdiction could have a material adverse effect on our financial position, results of operations and cash flows.

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, tokens, gaming participants, and ownership interests. Civil and criminal penalties, including shutdowns or the loss of our ability to operate gaming facilities in a particular jurisdiction, can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of the state or local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions in which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations as described below.

Alberta, Canada
Gaming in Alberta is governed by the provincial government. The Alberta Gaming and Liquor Commission (“AGLC”) administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain amount of licenses to be granted. All available licenses have currently been granted. If the AGLC increases the number of licenses available, applicants for a gaming license must submit an application and run through an eight-step approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees market the casinos, provide table game dealers and provide the AGLC with a place to operate slot machines. Casino licensees do not incur lease expenditures with the AGLC. In lieu of these lease expenses and other expenses associated with the operating of slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable.

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado, which must be renewed every two years (Century Casino & Hotel Cripple Creek operates under two gaming licenses). In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approval would have a material adverse effect on our operations.

Our Colorado casinos must meet specified architectural requirements and must not exceed specified gaming square footage limits as a total of each floor and the full building.

Colorado casinos may operate 24-hours a day, and may permit only individuals 21 or older to gamble in the casino. Colorado law permits slot machines, blackjack, poker, craps and roulette with a maximum single bet of $100. Colorado casinos may not provide credit to its gaming patrons.

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

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act (the “Act”) and the regulations promulgated thereunder. The issuance of any voting securities in violation of the Act will be void, and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder in excess of 5% of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Gaming Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote, and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

Cruise Ships
The casinos onboard the cruise ships only operate on international waters. Therefore, the gaming operations are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Aruba
Gaming in Aruba is governed by the Minister of Justice. The Minister of Justice has the authority to grant a casino license and a casino license will only be granted to the holder of a hotel license. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalty of closure and/or withdrawal of license.

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

Employees

As of December 31, 2010, we had approximately 876 employees. During busier months, a casino may supplement its permanent staff with seasonal employees. We have no employees represented by a labor union.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	57	Chairman of the Board & Co Chief Executive Officer
Peter Hoetzinger	48	Vice Chairman of the Board, Co Chief Executive Officer & President
Margaret Stapleton	49	Executive Vice President and Principal Financial Officer

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since 1993 and has been employed as either Chief Executive Officer or Co Chief Executive Officer since March 1994.

Peter Hoetzinger received a Masters degree from the University of Linz, Austria (1986). He thereafter was employed in several managerial positions in the gaming industry with Austrian casino companies. Mr. Hoetzinger has been employed full-time by us since 1993 and has been Co Chief Executive Officer since March 2005.

Margaret Stapleton was appointed Executive Vice President and Principal Financial Officer, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 29 years of experience in corporate accounting and internal audit. Mrs. Stapleton has been employed by us since 2005, previously serving as our Director of Internal Audit and Compliance.

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

Segment and Financial Information about Geographic Areas

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 14 for segment information.

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

Risks Related to our Business and Operations

A downturn in general economic and geopolitical conditions has adversely affected our results of operations. We are and may continue to be adversely affected by reductions in discretionary consumer spending as a result of the ongoing world economic downturn.

Our business operations are subject to changes in international, national and local economic conditions. The current volatile global economic environment is having significant negative effects on our business. Our business is driven by discretionary income. Recessions and downturns in the general economies of the countries in which we operate have resulted in reduced consumer spending and fewer customers visiting our properties, and have adversely affected our results of operations. Our operations in Colorado are located approximately a one hour drive away from the major metropolitan markets they serve. For example, management believes that increased fuel prices for a majority of 2010 contributed to a decline of revenue of our Colorado operations and may adversely affect our results of operations in 2011. Management believes that the ongoing world economic downturn continued to negatively impact our revenue during 2010 and weak economic conditions may continue to negatively impact our results and operations in 2011.

We face significant competition, and if we are not able to compete successfully, our results of operations will be harmed.

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players clubs and other marketing efforts. For example, for our casino in Edmonton, Canada we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in these markets may exceed demand, which could make it difficult for us to sustain profitability.

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

While we have a significant amount of cash currently on hand as a result of our 2009 sale of our South African properties, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, such as our potential casino project in Switzerland described in Item 1 “Business” which we expect to cost approximately $30 million if we are granted the license, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our credit agreement related to our Edmonton, Alberta property limits the amount of cash that we are able to remove from Century Resorts Alberta. If we violate this or other covenants relating to this debt, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the agreement. There can be no assurances that we or our subsidiary would be able to obtain a waiver to an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation should a default occur. During 2010, all financial covenants relating to our Edmonton debt were fulfilled.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. On January 1, 2010, the gaming laws in Poland changed to include an increase in the gaming tax rate from 45% to 50%, a requirement that all licensees go through a renewal process once their current licenses have expired and a requirement that all slot arcades cease operations at the end of their current license period. As a result of these changes, the Stettin slot casino operated by Casinos Poland was required to close in September 2010.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds. Voter approval is required for any increase in gaming tax rates in Colorado.  In addition, negative economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes.  Effective January 1, 2010, Poland increased the gaming tax rate from 45% to 50%. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Increases in gaming tax rates would increase our gaming tax expenses and negatively impact our profitability.

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.

The majority of our revenues are generated from slot machines at our casinos. At our Colorado properties, we own or lease our slot machines through participation agreements. At our Canadian properties, the AGLC owns or leases slot machines through participation agreements. It is important for competitive reasons that we offer popular and up-to-date slot machine games to our guests at all of our casinos.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participating slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines in Colorado. In Canada, the AGLC is faced with this same risk. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be harmed.

We are required to obtain a gaming license for any additional facility we attempt to open (excluding casinos operating on cruise ships in international waters). We are currently licensed to operate gaming facilities in Colorado, Alberta, Canada and Poland. We are also currently pursuing a casino license in Switzerland. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters. In addition, certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant.

Even if we receive licenses to open and operate proposed new facilities, such as our potential casino in Switzerland, commencing operations at new casino projects would require substantial development capital. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new property development not being successful. If we are not able to successfully commence operations at these properties, our results of operations will be harmed.

We may experience construction delays during our expansion or development projects which could adversely affect our operations.

From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects as part of our expansion or existing casinos. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations. In addition, construction at our operating casinos may disrupt our customer’s experience and cause a decline in our revenue.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

In 2010, we derived our revenue from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. We are also listed on two stock exchanges, the NASDAQ Stock Market and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management, foreign currency and language differences, our worldwide operations pose risks to our business, especially for a smaller company such as ours. These factors make it more challenging to manage and administer a globally-dispersed business, increase the resources we must devote to operating under several different regulatory and legislative regimes and realize gains/losses from foreign currency exchange rates (See “Governmental Regulation and Licensing” in Item 1, “Business”). This business model also increases our costs.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2010, the net operating revenue attributable to our Colorado operations fluctuated from a low of $6.8 million in the second quarter to a high of $7.9 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.5 million for utilities for all of our operations in 2010. Substantial increases in the cost of electricity and natural gas will negatively affect our results of operations. In addition, energy and fuel price increases could reduce the disposable income of our customers and cause a corresponding decrease in visitation to our properties, which would negatively impact our revenues. Fuel price increases also could discourage customers from driving to our casinos, particularly Cripple Creek and Central City, which are not located in metropolitan areas. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. High winds, blizzards and sub-zero temperatures, such as those experienced in Colorado, Alberta and Poland from time to time, can limit access to our properties. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

Fluctuations in currency exchange rates could adversely affect our business.

Our casinos in Canada and our equity interest in Casinos Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian Dollars and Polish Zloty, respectively. A decrease in the value of either of these currencies in relation to the value of the U.S. dollar would decrease the operating profit from our foreign operations when translated into U.S. dollars, which would adversely affect our consolidated results of operations. In addition, we may expand our operations into other countries and, accordingly, we could face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

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

We may be required in the future to record impairment losses related to our long lived assets such as indefinite lived intangible assets and the equity investment we currently carry on our balance sheet.

We have $113.3 million of long lived assets including $4.9 million of goodwill and a $2.8 million equity investment as of December 31, 2010. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the long lived assets carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge. For instance, in 2008 we recorded goodwill impairments related to our investments in Cripple Creek, Colorado and Central City, Colorado totaling $9.3 million. In 2009, we wrote down our equity investment in Poland by $9.0 million.

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

We are incorporated in the U.S. and a substantial portion of our assets are located in North America. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold Austrian Depositary Certificates (“ADCs”) to affect service of process within Austria upon us or our affiliates in the U.S. or to enforce judgments obtained against us or our affiliates in Austrian or U.S. courts based on civil liability provisions of the European securities laws.

We are exposed to risks from legal requirements that public companies evaluate internal controls over financial reporting.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2010, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with requirements in the future, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

Risks Related to our Common Stock and the ADCs

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Stock Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Stock Market over the last two years has varied from a high of $3.34 to a low of $1.10. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

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

Regulation Risk Related to Shareholders

Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by U.S. gaming authorities.

Gaming authorities in the U.S. generally can require that any beneficial owner of our common stock and other securities, including our ADCs or common stock underlying the ADCs, file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock (including shares of common stock underlying our ADCs) from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos, as of December 31, 2010:

Summary of Property Information

Property	Casino Space Sq Ft (1)	Acreage (1)	Number of Slot Machines	Number of Video Lottery Terminals	Number of Table Games	Number of Hotel Rooms	Number of Restaurants	Number of Showrooms
Century Casino & Hotel – Edmonton	18,000	7	684	4	35	26	4	1
Century Casino – Calgary	19,000	7	504	25	17	-	2	2
Century Casino – Central City	22,350	1.3	496	-	11	26	2	-
Century Casino & Hotel – Cripple Creek	19,600	3.5	438	-	6	21	1	-
Cruise Ships (total of twelve) (2)	13,500	-	404	-	58	-	-	-
Radisson Aruba Resort, Casino & Spa (3)	14,000	15	250	-	15	-	1	-

(1) Approximate.
(2) Operated under concession agreements. We do not own the ships on which our casinos operate.
(3) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

We own each of the locations listed in the table above (except for the cruise ships and the Radisson Resort, Casino & Spa).

As of December 31, 2010, the Century Casino & Hotel in Edmonton is pledged as collateral for our obligations under a mortgage with Canadian Western Bank (see Note 9 to the Consolidated Financial Statements included elsewhere in this report).

Additional Property Information

Century Casino Calgary – In addition to the property described above, we currently lease land at our property in Calgary for the purpose of additional parking.

Corporate Offices – We currently lease office space for corporate and administrative purposes in Colorado Springs, Colorado and Vienna, Austria.

In the opinion of management, the properties and equipment owned or leased by us are adequate for our existing operating needs.

Item 3.  Legal Proceedings.

We are not a party to any material pending litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations.

Item 4.  Reserved.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the NASDAQ stock market under the symbol “CNTY”.

Our common stock in the form of ADCs is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2010, we had 3.2 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated.
	2010		2009
	High	Low	High	Low
First Quarter	$2.67	$2.23	$1.81	$1.10
Second Quarter	$2.77	$2.11	$3.34	$1.37
Third Quarter	$2.25	$1.89	$3.33	$2.55
Fourth Quarter	$2.50	$2.00	$3.20	$2.11

No dividends have been declared or paid by us, and we do not presently intend to pay dividends. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 14, 2011, we had 142 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2010 is $14.7 million. The repurchase program has no set expiration or termination date.

Item 6. Selected Financial Data.

Not applicable.

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from the hotel, restaurant, bowling and entertainment facilities that are a part of the casinos.

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:
  The Century Casino & Hotel in Edmonton, Alberta, Canada;
  The Century Casino Calgary, Alberta, Canada (formerly known as Silver Dollar Casino);
  The Century Casino & Hotel in Cripple Creek, Colorado (formerly known as Womacks Casino & Hotel); and
  The Century Casino & Hotel in Central City, Colorado.

The Century Casino & Hotel in Cripple Creek was re-branded from Womacks Casino & Hotel in October 2010.

We acquired The Century Casino Calgary and related land on January 13, 2010 for total consideration of $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. We paid for The Century Casino Calgary with cash on hand. In 2010, we completed a major renovation of The Century Casino Calgary. As a part of the renovation, the property was re-branded from the Silver Dollar Casino to The Century Casino Calgary and a grand re-opening celebration took place on November 18 to 21, 2010.

The acquisition of the Century Casino Calgary will allow the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage and reinvest in the success of our existing operations.

We also operate ship-based casinos aboard the Silver Cloud, the Mein Schiff and three Oceania Cruises ships. On March 10, 2010, we entered into an exclusive, long-term agreement with Windstar Cruises (“Windstar”), a division of Ambassadors International Cruise Group, under which we agreed to operate casinos on all cruise ships that Windstar operates and will place into service. Currently, Windstar operates three passenger cruise ships. On June 23, 2010, we entered into an exclusive, long-term agreement with the cruise operator Regent Seven Seas Cruises. We were selected to operate the casinos on all current and future cruise ships that Regent Seven Seas Cruises operates during the term of the agreement. The Regent Seven Seas Cruises fleet includes Seven Seas Voyager, Seven Seas Mariner and Seven Seas Navigator. In addition, on June 23, 2010, we extended our exclusive long-term agreement with Oceania Cruises.

The following table summarizes the cruise lines for which we have entered into agreements and are currently operating ship-based casinos, the associated ships on which we operate ship-based casinos and the dates we entered into agreements with the cruise lines:

Cruise Line	Ship	Agreement Date
Silversea Cruises	Silver Cloud	May 27, 2000
Oceania Cruises	Regatta	March 28, 2003
Oceania Cruises	Nautica	March 28, 2003
Oceania Cruises	Insignia	March 28, 2003
Oceania Cruises	Marina	June 23, 2010
TUI Cruises	Mein Schiff	November 24, 2008
Windstar Cruises	Wind Surf	March 10, 2010
Windstar Cruises	Wind Star	March 10, 2010
Windstar Cruises	Wind Spirit	March 10, 2010
Regent Seven Seas Cruises	Seven Seas Voyager	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Mariner	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Navigator	June 23, 2010

Furthermore, we hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of seven full casinos in Poland and account for this investment under the equity method.

From time to time, we may sell existing businesses. During 2009, we completed the sales of our casinos in Prague, Czech Republic and South Africa. The results of these operations have been recorded as discontinued operations for the year ended December 31, 2009. For the year ended December 31, 2009, we recorded earnings from discontinued operations (including gain on sale of $22.8 million in 2009) of $24.7 million on the disposition of these entities.

With a portion of the proceeds from these dispositions, we repaid all of the third party debt related to our Colorado casinos. This resulted in interest savings of $1.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

RECENT DEVELOPMENTS

Developments that we believe have impacted our results of operations or will impact our casinos going forward are discussed below.

During 2009 and 2010, the United States and Canadian economies and markets in which our casino properties are located experienced economic weakness and a commensurate decline in consumer spending. We believe that this decline impacted our results for the year ended December 31, 2009 and continued, though at a lower level, into the year ended December 31, 2010. Given this decline in consumer spending, we took steps to reduce our operating expenses in 2009. In 2010, we focused on differentiating our casinos from our competitors by continually improving the customer experience at each property, offering new and innovative slot machines and table games and providing exceptional amenities for our customers through our lodging, restaurant and entertainment facilities. As a result of these measures, during 2010, we realized earnings from continuing operations at all but our Cripple Creek property.  Finally, during 2010, we completed our most recent acquisition in Calgary, Alberta, Canada.

The following discussion provides additional detail regarding our results and operations at each of our properties.

Century Casino & Hotel (Edmonton, Alberta, Canada)

During 2009, construction on the road in front of the Century Casino & Hotel in Edmonton made accessing it difficult. Management believes that this negatively impacted our revenue for a majority of the year. The road construction was completed in November 2009.

For the majority of the year 2010, Century Casino & Hotel in Edmonton offered weekend comedic performances at Yuk Yuks Comedy Club through a third party vendor. In September 2010, the property began operating the Comedy Club directly, without the third party vendor and acquired the license to operate the Yuk Yuks franchise directly in October 2010. This provided for higher profitability from the comedy club.

During the second quarter of 2011, we plan to build a kitchenette in the Poker Room to improve our ability to offer refreshments to our poker players. Also, during the first quarter of 2011, AGLC began conversion or replacement of old slot machines for new machines and will continue through 2011 on approximately 13% of the slot floor or 87 slot machines. In addition, the AGLC installed a Diamond Millions wide area slot progressive during the first quarter of 2011.

Century Casino Calgary (Calgary, Alberta, Canada)

During 2010, our recently acquired property in Calgary underwent major renovations. A total of $3.7 million in renovations was completed at the end of 2010 and included:

·	New table games room
·	Additional table games and signage throughout the casino
·	New slot area with new games
·	New painting throughout the casino
·	New carpeting and lighting throughout the casino
·	Refurbishment of the 30 lane bowling alley with new carpet, black lights and bowling equipment
·	New tables and chairs in food and beverage and gaming areas

A grand re-opening of the Bowling Centre was held on August 28, 2010 and a grand re-opening for the entire casino was held November 18 to 21, 2010. In addition, prior to the grand opening, the property provided customer service training to every employee.

Beginning in the first quarter of 2011 and continuing through 2011, AGLC began to convert or replace old slots machines for new machines on approximately 37% of the slot floor or 185 slot machines.

Century Casino & Hotel (Central City, Colorado)

On July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Although revenue at our Colorado casinos was down in 2009 compared to 2008, management believes that, subsequent to July 2, 2009, these changes positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

In 2010, a new casino opened across from our casino in Central City. The new casino has approximately 200 slot machines, 5 table games, a video poker sports bar and a banquet room. In addition, during 2010, the Fortune Valley casino in Central City was purchased by new owners. Management believes the new casino and the new Fortune Valley owner will add additional competition to the already very competitive Black Hawk and Central City market in 2011.

In December 2010, the casino invested $0.1 million in the property and completely remodeled and moved the Deli and Poker room downstairs. In addition, the move allowed for 1 additional poker table to be added in the new poker room location.

Century Casino & Hotel (Cripple Creek, Colorado)

As stated above, on July 2, 2009, gaming establishments in Colorado were permitted to raise the maximum betting limit from $5 to $100, be open for 24 hours and have roulette and craps tables. Although revenue at our Colorado casinos was down in 2009 compared to 2008, management believes that, subsequent to July 2, 2009, these changes positively impacted gaming revenue at our Colorado casinos, but the effect has been diluted due to poor economic conditions.

In 2010, we rebranded Womacks Casino & Hotel to Century Casino & Hotel in Cripple Creek. A rebranding celebration was held October 1, 2010. To coincide with the rebranding, new carpet was installed throughout the casino, the table games pit was moved from the back of the casino to the front, and the Century logo replaced the Womacks logo on all signs in the casino. These changes provide a revitalized interior appearance of the casino.

During the fourth quarter of 2010, we began refurbishing the hotel and will continue refurbishment into 2011.

Cruise Ships

In April 2010, we began operating ship-based casinos with Windstar Cruises on three new ships: the Wind Surf (April 4, 2010), the Wind Star (April 24, 2010) and Wind Spirit (April 24, 2010)

In August and September 2010, we began operating ship-based casinos with Regent Seven Seas Cruises on three new ships: the Seven Seas Voyager (August 28, 2010), the Seven Seas Mariner (September 5, 2010) and Seven Seas Navigator (September 8, 2010). Furthermore, during the third quarter of 2010, we implemented a slot ticketing system for the convenience of players onboard ships of the Regent Seven Seas Cruises.

Other

In December 2010, we entered into a long-term management agreement to assist in the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We were not required to invest any amounts under the management agreement. We will receive a management fee consisting of a fixed fee, plus a percentage of the casino’s gross revenue and a percentage of EBITDA.

Effective January 1, 2010, the gaming laws in Poland changed. Some of the key items that have changed include an increase in the gaming tax rate from 45% to 50%, all licensees will have to go through a renewal process once their current licenses have expired and all slot arcades will have to cease operations at the end of their current license period. As a result of these changes, in 2009 we determined that our investment in Poland suffered a decline in value that was other than temporary. We recorded an impairment of $9.0 million in the value of CPL to bring the value of our investment in CPL to its fair market value as of December 31, 2009.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

Average Rates	2010	2009
Canadian dollar (CAD)	1.0303	1.1419
Euros (€)	0.7550	0.7197
Polish zloty (PLN)	3.0170	3.1208
Czech koruna (CZK)	N/A	21.1428
South African rand (ZAR)	N/A	8.4270
Source: Pacific Exchange Rate Service

DISCUSSION OF RESULTS

Note: Throughout this discussion of the results of our operations, all numbers presented are revised to exclude discontinued operations except as otherwise indicated.

Year ended December 31, 2010 vs. 2009

Century Casinos, Inc. and Subsidiaries
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Gaming Revenue	$53,635	$46,496	$7,139	15.4%
Hotel, Bowling, Food and Beverage Revenue	11,505	8,417	3,088	36.7%
Other Revenue	2,914	1,914	1,000	52.2%
Gross Revenue	68,054	56,827	11,227	19.8%
Less Promotional Allowances	(7,362)	(7,089)	(273)	3.9%
Net Operating Revenue	60,692	49,738	10,954	22.0%
Gaming Expenses	(24,150)	(19,068)	(5,082)	26.7%
Hotel, Bowling, Food and Beverage Expenses	(9,378)	(6,624)	(2,754)	41.6%
General and Administrative Expenses	(20,493)	(17,652)	(2,841)	16.1%
Total Operating Costs and Expenses	(60,159)	(58,467)	(1,692)	2.9%
Earnings from Equity Investment	534	359	175	48.7%
Operating earnings (loss) from continuing operations	1,067	(8,370)	9,437	112.7%
Earnings (loss) from continuing operations	$1,022	$(12,903)	$13,925	107.9%

Basic and Diluted, Earnings Per Share
Earnings (loss) from continuing operations	$0.04	$(0.55)	$0.59	107.3%

Net operating revenue increased by $11.0 million or 22% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in revenue is mainly attributable to the addition of the Century Casino Calgary which contributed $8.1 million in revenue during 2010. Also, revenue in Edmonton, Central City and on board cruise ships increased and the average exchange rate between the U.S. dollar and Canadian dollar increased by 9.8% for the year ended December 31, 2010 compared to the year ended December 31, 2009. These increases were slightly offset by a decline in revenue in the Cripple Creek market for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Total operating costs and expenses increased by $1.7 million or 3%  for the year ended December 31, 2010 compared to the year ended December 31, 2009. Operating expenses increased due to the addition of the Century Casino Calgary. In addition, we incurred one-time expenses of less than $0.1 million at our Edmonton property for the operation of the Yuk Yuks comedy club and one-time expenses of approximately $0.5 million for the setup of additional ship-based casinos. In addition, total operating costs and expenses increased in Central City due to more aggressive marketing strategies. These increases were offset by a slight decrease in total operating costs and expenses at our property in Cripple Creek and a decrease in corporate operating expenses primarily relating to decreased stock compensation expense related to vesting of restricted stock as well as decreased payroll expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Earnings from continuing operations increased by $13.9 million or 108% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to the write-down of our equity investment in Casinos Poland of $9.0 million in 2009, $1.1 million in interest expense savings and $1.4 million in debt issuance costs written off as a result of the repayment of our long term debt at our properties in Colorado in 2009, $1.2 million gain recognized on the bargain purchase associated with the Century Casino Calgary acquisition in 2010 and increases in earnings from continuing operations at our Edmonton, Calgary and Central City properties in 2010.

Casinos

Edmonton
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Gaming Revenue	$15,283	$14,692	$591	4.0%
Hotel, Food and Beverage Revenue	5,357	4,699	658	14.0%
Other Revenue	1,908	1,548	360	23.3%
Gross Revenue	22,548	20,939	1,609	7.7%
Less Promotional Allowances	(704)	(575)	(129)	22.4%
Net Operating Revenue	21,844	20,364	1,480	7.3%
Gaming Expenses	(6,299)	(5,587)	(712)	12.7%
Hotel, Food and Beverage Expenses	(3,460)	(3,119)	(341)	10.9%
General & Administrative Expenses	(5,213)	(4,530)	(683)	15.1%
Total Operating Costs and Expenses	(16,388)	(14,540)	(1,848)	12.7%
Operating earnings from continuing operations	5,456	5,824	(368)	(6.3%)
Earnings from continuing operations	$4,148	$3,311	$837	25.3%

Net operating revenue at our property in Edmonton increased by $1.5 million or 7.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 9.8% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. In Canadian dollars, net operating revenue decreased by 3.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009. In Canadian dollars, there was a $1.0 million or 15.0% decrease in table games revenue due to lower than average table games wagers and fewer customer visits from players during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Hotel, food and beverage revenue increased by $0.7 million or 14% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and other revenue increased by $0.4 million or 23.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. In Canadian dollars, hotel, food and beverage revenue increased by $0.2 million or 3.3%. The increases in hotel, food, beverage and other revenues are the result of a 9.8% increase in the average exchange rate between the U.S. dollar and Canadian dollar, increased food and beverage sales from the Yuk Yuk’s comedy club and increased ticket sales from events held in our showroom and ticket sales for Yuk Yuk’s comedy club.

Promotional allowances increased by $0.1 million or 22.4% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to a 9.8% increase in the average exchange rate between the U.S. dollar and Canadian dollar, increased player participation and increased use of complimentary services provided to customers. In addition, general and administrative costs increased by $0.7 million or 15.1% and overall total operating costs and expenses increased by $1.9 million or 12.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009. These increases are due to a 9.8% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, general and administrative costs increased by $0.2 million or 4.0% and total operating costs and expenses increased by $0.3 million or 2.0% due to increased marketing costs related to promotional prizes, giveaways, increased marketing of showroom events, one-time expenses for the operation of the Yuk Yuks comedy club and increased advertising costs through direct mail.

Overall earnings from continuing operations increased by $0.8 million or 25.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in earnings is due to a 9.8% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, earnings from continuing operations decreased by $0.6 million or 12.6%.

Calgary
For the year ended December 31,
Amounts in thousands	2010 *
Gaming Revenue	$5,418
Bowling, Food and Beverage Revenue	2,543
Other Revenue	497
Gross Revenue	8,458
Less Promotional Allowances	(368)
Net Operating Revenue	8,090
Gaming Expenses	(2,927)
Bowling, Food and Beverage Expenses	(2,523)
General & Administrative Expenses	(2,833)
Total Operating Costs and Expenses	(8,555)
Operating loss from continuing operations	(465)
Earnings from continuing operations	$266

*On January 13, 2010, we acquired Century Casino Calgary (formerly known as The Silver Dollar Casino) in Calgary, Alberta, Canada.

Net operating revenue at our property in Calgary was $8.1 million for the year ended December 31, 2010. The Century Casino Calgary had a steady increase in quarterly revenue during the year 2010. Net operating revenue was $1.7 million for the three months ended March 31, 2010, $2.1 million for the three months ended June 30, 2010, $2.0 million for the three months ended September 30, 2010 and $2.3 million for the three months ended December 31, 2010. Gaming revenue also steadily increased throughout the year ended December 31, 2010. The casino introduced Mini Baccarat and EZ Baccarat table games during the year and the casino is working with the AGLC to improve the slot machine mix on the gaming floor. The casino has also benefited from the newly renovated bowling lanes and bowling leagues that utilize our facility.

Total operating costs and expenses were $8.6 million for the year ended December 31, 2010. Approximately $0.5 million of the operating expenses are directly attributable to the grand opening celebration held in November 2010 for marketing costs to rebrand the casino and expenses incurred for customer service training. Promotional allowances were $0.4 million for the year ended December 31, 2010.

Overall earnings from continuing operations were $0.3 million for the year ended December 31, 2010, including $1.2 million recognized as a bargain purchase gain.

Central City
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Gaming Revenue	$18,817	$18,060	$757	4.2%
Hotel, Food and Beverage Revenue	2,288	2,186	102	4.7%
Other Revenue	148	154	(6)	(3.9%)
Gross Revenue	21,253	20,400	853	4.2%
Less Promotional Allowances	(3,885)	(3,664)	(221)	6.0%
Net Operating Revenue	17,368	16,736	632	3.8%
Gaming Expenses	(8,023)	(7,490)	(533)	7.1%
Hotel, Food and Beverage Expenses	(1,940)	(1,906)	(34)	1.8%
General & Administrative Expenses	(3,422)	(3,349)	(73)	2.2%
Total Operating Costs and Expenses	(16,083)	(15,639)	(444)	2.8%
Operating earnings from continuing operations	1,285	1,097	188	17.1%
Earnings (loss) from continuing operations	$821	$(734)	$1,555	211.9%

Net operating revenue at our property in Central City increased by $0.6 million or 3.8% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to increased gaming revenue of $0.8 million or 4.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in gaming revenue is due to increased video poker play on slot machines and improved table games revenue during the year ended December 31, 2010. Also, the Central City market increased by 2% during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increased market led to higher business volumes compared to 2009 which also led to an increase in hotel, food and beverage revenue of $0.1 million or 4.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Promotional allowances increased by $0.2 million or 6.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in promotional allowance expense is primarily due to more aggressive marketing strategies with a more competitive market. Gaming expenses increased by $0.5 million or 7.1% due to increased payroll expenses from additional staffing required to remain open 24 hours per day, increased player participation in bus ridership rewards in which the property reimburses a portion of players’ bus fare to the casino and an increase in marketing and direct mail costs related to promotional prizes and giveaways during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Hotel, food and beverage expenses as well as general and administrative expenses remained flat at $1.9 million and $3.4 million, respectively for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Overall earnings from continuing operations increased by $1.6 million or 211.9% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The majority of this increase is due to $1.1 million in interest expense savings and $1.3 million in debt issuance costs written off in 2009 as a result of the repayment of our long term debt.

Cripple Creek
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Gaming Revenue	$11,321	$11,862	$(541)	(4.6%)
Hotel, Food and Beverage Revenue	1,317	1,532	(215)	(14.0%)
Other Revenue	118	100	18	18.0%
Gross Revenue	12,756	13,494	(738)	(5.5%)
Less Promotional Allowances	(2,405)	(2,850)	445	(15.6%)
Net Operating Revenue	10,351	10,644	(293)	(2.8%)
Gaming Expenses	(4,469)	(4,473)	4	(0.1%)
Hotel, Food and Beverage Expenses	(1,455)	(1,599)	144	(9.0%)
General & Administrative Expenses	(2,858)	(2,673)	(185)	6.9%
Total Operating Costs and Expenses	(9,936)	(10,111)	175	(1.7%)
Operating earnings from continuing operations	415	533	(118)	(22.1%)
Earnings from continuing operations	$257	$241	$16	6.6%

Net operating revenue at our property in Cripple Creek decreased by $0.3 million or 2.8% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is primarily due to a declining Cripple Creek market, which decreased by 4.2% during the year ended December 31, 2010 compared to the year ended December 31, 2009. We continue to review various marketing and other strategies to increase gaming revenue at our property in Cripple Creek by differentiating our casino from competitors.

Promotional allowances decreased by $0.4 million or 15.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease is a result of decreased player point volume. Gaming expenses remained flat at $4.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Hotel, food and beverage expenses decreased by $0.1 million or 9% for the year ended December 31, 2010 compared to the year ended December 31, 2010 due to decreased hotel, food and beverage revenue. General and administrative expenses increased by $0.2 million or 6.9% due to planned increased staffing to provide better quality customer service as well as increased marketing expenses related to promotional prizes and increased advertising through direct mail for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Overall earnings from continuing operations increased by less than $0.1 million or 6.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to $0.1 million in interest expense savings and $0.1 million in debt issuance costs written off in 2009 as a result of our pay off of long term debt and lower operating expense partially offset by lower revenues due to a declining Cripple Creek market for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Cruise Ships
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Gaming Revenue	$2,797	$1,882	$915	48.6%
Other Revenue	191	112	79	70.5%
Net Operating Revenue	2,988	1,994	994	49.8%
Gaming Expenses	(2,428)	(1,518)	(910)	59.9%
General & Administrative Expenses	(148)	(138)	(10)	7.2%
Total Operating Costs and Expenses	(2,933)	(1,967)	(966)	49.1%
Operating earnings from continuing operations	55	27	28	103.7%
Earnings from continuing operations	$53	$56	$(3)	(5.4%)

Net operating revenue from our ship based casinos increased by $1.0 million or 49.8% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is primarily due to the six cruise ships added during 2010 from the Windstar and Regent Seven Seas cruise lines which contributed a total of $0.8 million in gaming revenue for the year ended December 31, 2010.

Gaming expenses increased by $0.9 million or 59.9% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Approximately $0.1 million in operating costs are directly related to expenses associated with adding the six new ships for the year ended December 31, 2010 compared to the year ended December 31, 2009. In addition, concession fees paid to the cruise operators increased by $0.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Overall earnings from continuing operations remained flat at $0.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Management believes earnings from continuing operations will progressively increase as the new ships continue to generate revenues and operating costs decrease without the one-time start-up expenses we incurred in 2010.

Corporate Other
	For the year ended December 31,
Amounts in thousands	2010	2009	Change	Percentage Change
Other Revenue	$52	$-	$52	100.0%
Net Operating Revenue	52	-	52	100.0%
Gaming Expenses	(4)	-	(4)	100.0%
General & Administrative Expenses	(6,019)	(6,962)	943	(13.5%)
Total Operating Costs and Expenses	(6,264)	(16,210)	9,946	(61.4%)
Operating loss from continuing operations	(5,679)	(15,851)	10,172	(64.2%)
Loss from continuing operations	$(4,523)	$(15,777)	$11,254	(71.3%)

Other revenue of $0.1 million represents December 2010 earnings from the Aruba management agreement.

General & administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the company's individual properties. General and administrative expenses decreased by $0.9 million or 13.5% for year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease is mainly due to a reduction in stock based compensation expense of $0.6 million relating to vesting of restricted stock and a reduction in payroll expenses of $0.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

During 2010, we recorded approximately $0.5 million in stock based compensation expense as a component of general and administrative expenses. At December 31, 2010, we had $0.2 million of total unrecognized compensation expense related to stock options and unvested restricted stock.

Earnings from equity investment

We own 33.3% of all shares issued by Casinos Poland. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded $0.5 million and $0.4 million of earnings from our investment in CPL for the years ended December 31, 2010 and 2009, respectively. The increase is primarily a result of increased gaming revenues, partially offset by the increased gaming tax rate for the year ended December 31, 2010 compared to the year ended December 31, 2009. Furthermore, an increase in the average exchange rate between the U.S. dollar and the Polish zloty of 3.3% positively impacted our results for the year ended December 31, 2010 compared to the year ended December 31, 2009.

CPL renewed two casino licenses during 2010. According to the new gaming law effective January 2010, casino licenses are opened to a request for bids from the public. CPL participated in this stringent process and succeeded; therefore, it will be able to continue operating the Katowice and Warszawa in the Hyatt Hotel, each for another six years. The Katowice and Warszawa in the Hyatt Hotel casinos are two of the seven casinos for which CPL is the owner and operator in Poland.

On March 9, 2011, Casinos Poland was informed that the lease agreement at the Krakow casino would not be renewed. The lease expires on December 31, 2011 and Casinos Poland intends to relocate this casino. Based on this information, the depreciation costs related to leasehold improvements completed at the Krakow casino will be written off during 2011. The estimated amount of depreciation to be expensed in 2011 is 2.63 million PLN or $0.9 million, of which our 33.3% interest would be approximately 0.87 million PLN or $0.3 million.

Depreciation

Depreciation expense remained flat at $6.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. For the year ended December 31, 2010 compared to the year ended December 31, 2009, depreciation expense decreased by $0.4 million at our properties in Colorado primarily due to gaming equipment being fully depreciated. This decrease was offset by a $0.4 million depreciation expense increase at our properties in Canada from the addition of Century Casino Calgary and new equipment purchased in Edmonton.

Non-operating income (expense)

Non-operating income (expense) for the years ended December 31, 2010 and 2009 were as follows:

	For the Year Ended December 31,
Amounts in thousands	2010	2009	Variance	Percentage Variance
Gain on bargain purchase	$1,180	$-	$1,180	100%
Interest Income	50	50	-	0.0%
Interest Expense	(1,174)	(3,773)	2,599	(68.9%)
Gains on foreign currency transactions & other	169	15	154	1026.7%
Non-Operating income (expense), net	$225	$(3,708)	$3,933	(106.1%)

Gain on bargain purchase
During the year ended December 31, 2010, we recognized a gain on the bargain purchase associated with the Century Casino Calgary acquisition. The gain of $1.2 million is included in non-operating income (expense) on the consolidated statements of earnings (loss). The bargain purchase is the result of the fair market value of the assets acquired exceeding the purchase price. See note 4 of the consolidated financial statements for additional information.

Interest income
Interest income is directly related to interest earned on our cash reserves.

Interest expense
The decrease in interest expense of $2.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to $1.2 million in interest expense savings and $1.4 million in debt issuance costs written off in 2009 as a result of the repayment of our third party debt related to our casinos in Colorado during 2009.

Taxes
The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the Year			For the Year
Amounts in thousands	ended December 31, 2010			ended December 31, 2009
	Pre-tax income (loss)	Income tax	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$2,591	$364	14.1%	$2,858	$802	28.1%
United States 1	(2,388)	37	(1.6%)	(4,085)	50	(1.2%)
Mauritius	1,500	45	3.0%	(1,199)	(54)	4.5%
Austria	(1,078)	2	(0.2%)	(917)	27	(2.9%)
Poland	667	(178)	(26.7%)	(8,735)	-	0.0%
Total	$1,292	$270	20.9%	($12,078)	$825	(6.8%)

We currently have a valuation allowance established for our U.S. deferred tax assets of $5.3 million that relates principally to continuing net operating losses at our U.S. properties. If we conclude at a later date that the realization of these deferred taxes is more likely than not, we will reduce the valuation allowance as appropriate. Because of continuing losses, we have not recorded tax benefits on U.S. operating losses for the years ended December 31, 2010 and 2009.

Our foreign earnings significantly impact our tax rate. Due to the bargain purchase of $1.2 million in 2010, which is treated as a permanent difference, the effective tax rate of 14.1% in Canada is significantly lower than the statutory rate of 28%. The Company does not record a benefit on the taxable losses in Austria due to limitation on the utilization of these losses. Included in the pre-tax income (loss) attributable to Poland is $0.5 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively, related to earnings from our equity investment in Casinos Poland. Additionally, $9.0 million of impariment charge recognized during 2009 on our equity investment in Casinos Poland is treated as a permanent difference.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, to fund maintenance and capital expenditures and to provide funds for future development.

Cash and cash equivalents totaled $21.5 million at December 31, 2010, and we had working capital (current assets minus current liabilities) of $9.4 million compared to cash and cash equivalents of $37.0 million and working capital of $28.6 million at December 31, 2009. The decline in cash and working capital is primarily due to the payment of $9.3 million towards the acquisition of Century Casinos Calgary (formerly known as the Silver Dollar Casino) on January 13, 2010. In addition, we purchased land in Cripple Creek, Colorado to be used as a parking lot for $2.2 million, invested $3.7 in renovations at the Century Casino Calgary, invested $3.2 million in various capital expenditure projects at our other properties in 2010 and prepaid $2.0 million towards our third party debt in Edmonton, Alberta, Canada. In addition, on January 25, 2011, we elected to make an additional $2.0 million prepayment of the Edmonton mortgage (“Mortgage”).

We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by financing activities or bank borrowings.

Cash provided by operating activities was $6.8 million and $6.7 million in 2010 and 2009, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our cash from operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, “Financial Statements and Supplementary Data,” and “Results of Operations” in this Item 7.

Cash used in investing activities of $18.4 million for the year ended December 31, 2010 consisted of $9.3 million used for the acquisition of Century Casinos Calgary (formerly known as the Silver Dollar Casino) and $9.1 million used in the acquisition of property and equipment. Specifically, $3.7 million was used in building renovations, bowling lane and scoring system refurbishment and surveillance system upgrades in Calgary; $2.2 million was used to purchase land in Cripple Creek, Colorado to be used as a parking lot; $0.9 million was used for gaming equipment additions on cruise ship-based casinos placed in service in 2010; $0.6 million was used to purchase new slot machines at our Cripple Creek and Central City properties; $0.2 million was used to purchase a new pylon sign at our Edmonton property; $0.1 million was used in the renovation of the deli and poker room at our property in Central City, $0.1 million was used to upgrade the elevator at our Edmonton property, $0.1 million was used to purchase new carpet at our property in Cripple Creek and $1.2 million was used in cumulative additions at our remaining properties.

Cash provided by investing activities of $46.8 million for the year ended December 31, 2009 consisted of $47.9 million in net proceeds received from the sale of Century Casinos Africa (“CCA”), $1.6 million in net proceeds received from the sale of the Century Casino Millennium and $0.2 million in proceeds received from the disposition of land in Newcastle, South Africa. These cash receipts were offset by a $1.0 million security deposit paid by CCE for its purchase of the Century Casino in Calgary (formerly known as the Silver Dollar Casino); $0.5 million of gaming equipment additions on a cruise ship-based casino placed in service in May 2009; $0.8 million in additions at the Century Hotel and Casino in Cripple Creek for digital surveillance equipment and gaming equipment; $0.2 million of capital projects and building improvements in Edmonton; $0.1 million in gaming and surveillance equipment additions in Central City; and $0.2 million of cumulative additions at our other remaining properties.

Cash used in financing activities of $3.8 million for the year ended December 31, 2010 consisted of repayment of $1.7 million on the Edmonton Mortgage, prepayment of $2.0 million on the Edmonton Mortgage and $0.1 million for the repurchases of our outstanding common stock pursuant to a publicly announced repurchase program discussed below. As of December 31, 2010, the remaining balance on our Edmonton Mortgage is $13.3 million. On January 25, 2011, we elected to make an additional $2.0 million prepayment of the Edmonton Mortgage. We are in compliance with all loan covenants of the Edmonton Mortgage as of December 31, 2010.

Cash used in financing activities of $26.3 million for the year ended December 31, 2009 consisted of repayments of $17.6 million on the Central City term loan; repayments of $4.3 million on the Cripple Creek term loan; repayments of $1.3 million on the Edmonton Mortgage; net repayments of $1.1 million on our South African term loans; and capital lease repayments of $0.2 million. Our subsidiary, Century Resorts Ltd., also paid $1.6 million to repurchase the remaining 3.5% of its outstanding shares of common stock. Our Co CEOs and their respective family trusts/foundations collectively owned these shares. In addition, during December 2009, we purchased approximately $0.1 million of our outstanding common stock pursuant to a publicly announced repurchase program discussed below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. During 2010, we repurchased 57,330 shares of our common stock for $0.1 million at a weighted average cost of $2.46 per share. During 2009, we repurchased 53,557 shares of our common stock for $0.1 million at a weighted average cost of $2.43. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2010. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may rely on term loans or mortgages with commercial banks or lines of credit or other debt instruments to supplement our working capital and investing requirements. Expected uses of cash within one year include capital expenditures, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock.

We believe that our cash at December 31, 2010 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional financing in the debt or equity markets. We expect total development costs for our project in Switzerland, if we are granted the license, to be approximately $30 million. We intend to finance approximately 40% of the investment ourselves and 60% through a local Swiss bank loan. Another alternative is to spin off the real estate development to a real estate company and enter into a long-term lease. We may be unable to obtain additional debt or equity financing on acceptable terms or at all. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for the development of new projects.

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

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Impairment -

Goodwill– At December 31, 2010, we had goodwill of $4.9 million at our Edmonton property. Given the historically profitable operations of this reporting unit, no impairments have been recognized on this goodwill. We evaluate our goodwill for impairment on an annual basis (as of October 1) or whenever events or changes in circumstances occur that may reduce the fair value of the asset below its carrying value. The implied fair value includes estimates of future cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data based on reasonable and supportable assumptions that represent our best estimates. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 76% of our total assets as of December 31, 2010. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2010, we believe that our investments in property and equipment are recoverable.

Equity Investment – We evaluate our equity investment in Casinos Poland for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If these conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis utilizing estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. For the year ended December 31, 2009, as a result of our impairment testing, we wrote down our investment by $9.0 million. As of December 31, 2010, the value of our investment in CPL was $2.8 million.

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

Income Taxes – Significant judgment is required in developing our income tax provision. We have a valuation allowance of $5.3 million on our U.S. deferred tax assets as of December 31, 2010 due to the uncertainty of future taxable income. We also have a $0.9 million valuation allowance on our Calgary property deferred tax assets as of December 31, 2010 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. Based on such evaluation, our principal executive officers and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on the assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance,
The information required by this item will be included in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co- Chief Executive Officers and our Principal Financial Officer. A complete text of this Code of Ethics is available on our web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Ethics will be posted to the Investor Relations-Corporate section of our web site.

Item 11.  Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2010 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,216,713(1)	$2.63	1,061,928
Equity compensation plans not approved by security holders	-	-	-
Total	1,216,713	$2.63	1,061,928

(1)
As of December 31, 2010, there were 849,210 securities to be issued upon exercise of outstanding options and other rights exercisable under the equity incentive plan adopted in 1994. The remaining 367,503 securities pertain to outstanding options and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	List of documents filed with this report

1.	Financial Statement

     The financial statements and related notes, together with the report of Grant Thornton LLP, appear in Part II, Item 8, “Financial
    Statements and Supplementary Data”, of this Form 10-K.

2.	Financial Statement Schedules

     None.

3.	List of Exhibits

(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.

3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10) Material Contracts

10.1A
Sale of Shares Agreement by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 24, 2008.

10.1B
Amendment to Sale of Shares Agreement, dated June 15, 2009, by and between Century Resorts Limited, Tsogo Sun Gaming (Pty) Ltd. and Century Casinos Africa (Pty) Ltd. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 15, 2009

10.2A
Silver Dollar (Century Casino Calgary) Purchase Agreement dated November 6, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2B
Amendment No. 1 Purchase Agreement dated November 24, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2C
Amendment No. 2  and Waiver to Purchase Agreement dated November 30, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2009.

10.2D
Amendment No. 3  and Waiver to Purchase Agreement dated December 11, 2009 by and between Century Casinos Europe GmbH and Grant Thornton Limited in its capacity as interim receiver and manager of EGC Holdings Ltd. and not in its personal capacity, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 22, 2009.

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

10.6B*
Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K dated February 3, 2005.

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

10.7*
Employment Agreement, effective January 1, 2005, by and between Century Casinos, Inc. and Mr. Larry Hannappel, is hereby incorporated by reference to Exhibit 10.147 to the Company’s Current Report on Form 8-K dated March 29, 2005.

10.8*
Employment Agreement, effective March 15, 2005, by and between Century Casinos, Inc. and Mr. Ray Sienko, is hereby incorporated by reference to Exhibit 10.167 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.9*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement, is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K dated October 19, 2006.

10.10*
Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement, is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K dated October 19, 2006.

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

(21) Subsidiaries of the Registrant

21†	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23†	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934/

31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

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

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director

/s/ Margaret Stapleton Margaret Stapleton	Principal Financial Officer	/s/ Dinah Corbaci Dinah Corbaci	Director

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements:
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F3
Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2010 and 2009	F4
Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (Loss) for the Years Ended December 31, 2010 and 2009	F6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F7
Notes to Consolidated Financial Statements	F9

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), shareholders' equity and comprehensive earnings (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, during the year ended December 31, 2010.

/s/ GRANT THORNTON LLP
Denver, Colorado
March 31, 2011

- F2 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$21,461	$36,992
Receivables, net	1,088	752
Prepaid expenses	413	356
Inventories	305	235
Other current assets	3	1,031
Deferred income taxes	197	261
Total Current Assets	23,467	39,627

Property and equipment, net	103,956	88,241
Goodwill	4,942	4,697
Equity investment	2,806	2,372
Deferred income taxes	1,219	2
Other assets	336	371
Total Assets	$136,726	$135,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,203	$1,738
Accounts payable and accrued liabilities	5,151	4,920
Accrued payroll	2,329	1,675
Taxes payable	2,277	2,651
Deferred income taxes	97	-
Total Current Liabilities	14,057	10,984

Long-term debt, less current portion	9,305	14,739
Deferred income taxes	1,866	1,298
Total Liabilities	25,228	27,021

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,977,061 and 23,925,180 shares issued, respectively; 23,861,249 and 23,866,698 shares outstanding, respectively	240	239
Additional paid-in capital	74,930	74,391
Accumulated other comprehensive earnings	4,982	3,570
Retained earnings	31,628	30,230
	111,780	108,430
Treasury stock – 115,812 and 58,482 shares at cost, respectively	(282)	(141)
Total Shareholders’ Equity	111,498	108,289
Total Liabilities and Shareholders’ Equity	$136,726	$135,310

See notes to consolidated financial statements.

- F3 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year ended December 31,
Amounts in thousands, except for share and per share information	2010	2009
Operating revenue:
Gaming	$53,635	$46,496
Hotel, bowling, food and beverage	11,505	8,417
Other	2,914	1,914
Gross revenue	68,054	56,827
Less: Promotional allowances	(7,362)	(7,089)
Net operating revenue	60,692	49,738
Operating costs and expenses:
Gaming	24,150	19,068
Hotel, bowling, food and beverage	9,378	6,624
General and administrative	20,493	17,652
Impairments and other write-offs, net of recoveries	13	8,985
Depreciation	6,125	6,138
Total operating costs and expenses	60,159	58,467
Earnings from equity investment	534	359
Operating earnings (loss) from continuing operations	1,067	(8,370)
Non-operating income (expense):
Gain on bargain purchase	1,180	-
Interest income	50	50
Interest expense	(1,174)	(3,773)
Gains on foreign currency transactions and other	169	15
Non-operating income (expense), net	225	(3,708)
Earnings (loss) from continuing operations before income taxes	1,292	(12,078)
Income tax provision	270	825
Earnings (loss) from continuing operations	1,022	(12,903)
Discontinued operations:
Earnings from discontinued operations	-	2,674
Gain on disposition of Century Casino Millennium	-	915
Gain on disposition of Century Casinos Africa	-	21,859
Income tax provision	-	726
Earnings from discontinued operations	-	24,722
Net earnings	1,022	11,819
Less:
Net earnings attributable to the noncontrolling
interests (continuing operations)	-	(42)
Net earnings attributable to the noncontrolling
interests (discontinued operations)	-	978
Net earnings attributable to Century Casinos, Inc. and subsidiaries	$1,022	$10,883

See notes to consolidated financial statements.

- F4 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (CONTINUED)

	For the year ended December 31,
	2010	2009
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.04	$(0.55)
Earnings from discontinued operations	-	1.01
Net earnings	$0.04	$0.46
Earnings (loss) from continuing operations	$1,022	$(12,861)
Earnings from discontinued operations	-	23,744
Net earnings attributable to Century Casinos, Inc. and subsidiaries	$1,022	$10,883

See notes to consolidated financial statements.

- F5 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY & COMPREHENSIVE EARNINGS (LOSS)

Amounts in thousands, except per share information	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Century Casinos, Inc. Stockholders' Equity	Noncontrolling Interests	Total
BALANCE AT January 31, 2009	23,884,067	$239	$73,360	$(5,147)	$19,347	$(26)	$87,773	$4,711	$92,484

Comprehensive earnings:
Net earnings	-	-	-	-	10,883	-	10,883	936	11,819
Foreign currency translation adjustment	-	-	-	8,717	-	-	8,717	808	9,525
Comprehensive earnings							19,600	1,744	21,344
Common stock repurchases	(53,557)	-	-	-	-	(130)	(130)	-	(130)
Disposition of Century Casino Newcastle	-	-	-	-	-	-	-	(4,907)	(4,907)
Purchase of subsidiary common stock	-	-	(91)	-	-	-	(91)	(1,548)	(1,639)
Options exercised	36,188	-	20	-	-	15	35	-	35
Amortization of stock based compensation		-	1,102	-	-	-	1,102	-	1,102

BALANCE AT December 31, 2009	23,866,698	$239	$74,391	$3,570	$30,230	$(141)	$108,289	$0	$108,289

Comprehensive earnings:
Adjustment for jackpot liability (note 3)					376		376		376
Net earnings	-	-	-	-	1,022	-	1,022	-	1,022
							1,398		1,398
Foreign currency translation adjustment	-	-	-	1,412	-	-	1,412	-	1,412
Comprehensive earnings							2,810	-	2,810
Common stock repurchases	(57,330)	-	-	-	-	(141)	(141)	-	(141)
Amortization of stock based compensation	-	-	482	-	-	-	482	-	482
Exercise of stock options	51,881	1	57	-	-	-	58	-	58

BALANCE AT December 31, 2010	23,861,249	$240	$74,930	$4,982	$31,628	$(282)	$111,498	$0	$111,498

See notes to consolidated financial statements.

- F6 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Amounts in thousands	2010	2009

Cash Flows from Operating Activities:

Net earnings	$1,022	$11,819
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,125	6,138
Gain on disposition of Century Casino Millennium	-	(915)
Gain on disposition of Century Casinos Africa	-	(21,859)
Write down of equity investment	-	8,974
Loss (gain) on disposition of fixed assets	123	(7)
Amortization of stock-based compensation	482	1,102
Amortization of deferred financing costs	65	1,408
Gain on bargain purchase of Century Casino Calgary	(1,180)	-
Deferred tax expense	186	980
Earnings from equity investment	(534)	(359)

Changes in operating assets and liabilities:
Receivables	($128)	($33)
Prepaid expenses and other assets	185	(106)
Accounts payable and accrued liabilities	207	(112)
Inventories	(6)	-
Other operating assets	27	-
Accrued payroll	422	150
Taxes payable	(180)	(435)
Net cash provided by operating activities	6,816	6,745

Cash Flows from Investing Activities:
Purchases of property and equipment	($9,186)	($1,798)
Proceeds from disposition of Century Casino Millennium (net of cash balance of $0.5 million assumed by buyer)	-	1,574
Proceeds from disposition of Century Casinos Africa (net of cash balance of $1.0 million assumed by buyer)	-	47,905
Acquisition of Century Casinos Calgary (formerly known as Silver Dollar Casino), net of $1.2 million cash acquired	(9,301)	(1,000)
Proceeds from disposition of assets	64	160
Net cash (used in) provided by investing activities	(18,423)	46,841

- F7 -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Cash Flows from Financing Activities:
Proceeds from borrowings	-	$80
Principal repayments	(3,723)	(24,641)
Deferred financing costs	-	(2)
Repurchase of common stock	(141)	(130)
Proceeds from exercise of options	58	35
Purchase of subsidiary common stock	-	(1,639)
Net cash used in financing activities	(3,806)	(26,297)
Effect of Exchange Rate Changes on Cash	(118)	404
(Decrease) Increase in Cash and Cash Equivalents	(15,531)	27,693

Cash and Cash Equivalents held by Discontinued Operations at Beginning of Period	-	1,464

Cash and Cash Equivalents at Beginning of Period	36,992	7,835

Cash and Cash Equivalents at End of Period	21,461	36,992

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,161	$2,991
Income taxes paid	$308	$812

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Please refer to Note 4 to the Company’s consolidated financial statements for details of the Company’s acquisition of the Century Casino Calgary in Alberta, Canada and Note 5 for details of the Company's discontinued operations.

See notes to consolidated financial statements.

- F8 -

1.           DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2010, the Company owned casino operations in North America; managed cruise ship based casinos on international waters; and owned the management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven casinos in Poland.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage	Country
Century Casinos, Inc.	CCI	n/a	n/a	United States
WMCK Venture Corp.	CRC	CCI	100%	United States
Century Casinos Cripple Creek, Inc. d/b/a Century Casinos	CCC	CRC	100%	United States
WMCK-Acquisition Corp. d/b/a Century Casino Cripple Creek.	ACQ	CRC	100%	United States
Century Casinos Tollgate, Inc	CTI	CCI	100%	United States
CC Tollgate LLC	CTL	CTI	100%	United States
Century Resorts International Ltd.	CRI	CCI	100%	Mauritius
Century Resorts Alberta, Inc.	CRA	CRI	100%	Canada
Century Casinos Europe GmbH	CCE	CCI	100%	Austria
Century Casinos Poland Sp. z o.o.	CCP	CCE	100%	Poland
Casinos Poland Ltd.	CPL	CCP	33%	Poland
Century Casino Calgary (acquired January 13, 2010)	CAL	CCE	100%	Canada
Century Resorts Ltd.	CRL	CCI	100%	Mauritius

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

CRC owns and operates Century Casino & Hotel in Cripple Creek, a limited-stakes gaming facility in Cripple Creek, Colorado.

CTI owns 100% of CTL. CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility in Central City, Colorado.

CRI owns 100% of CRA. CRA owns and operates the Century Casino & Hotel in Edmonton, Alberta, Canada. CRI also serves as a concessionaire of small casinos on luxury cruise vessels.

CCE acquired CCP on March 12, 2007. CCP owns 33.3% of all shares issued by CPL. CPL owns and operates seven casinos in Poland. CCE acquired CAL on January 13, 2010. CAL owns and operates the Century Casino in Calgary, Alberta, Canada.

CRL was formed to own the Company’s South African interests and to provide technical casino services to some of its foreign and offshore operations. On February 11, 2009, CRL sold all of the outstanding shares of the Company’s South African properties.

- F9 -

2.         SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of CCI and its subsidiaries. Investments in unconsolidated affiliates that are 20% to 50% owned and do not meet the criteria for consolidation are accounted for under the equity method. All intercompany transactions and balances have been eliminated.

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

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, which are quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar instruments other than prices included in “Level 1”; or “Level 3” inputs, which are unobservable inputs that are supported by little or no market activity and that are significant in determining fair value. Fair value measurements affect the Company’s accounting for business combinations and impairment assessments of its long-lived assets, goodwill and equity investment.

Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2010 and 2009. The carrying value of financial instruments approximates fair value at December 31, 2010 and 2009.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is determined using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter.

Assets are depreciated over their respective service lives as follows:
Buildings and improvements                                        7 – 39 yrs
Gaming equipment                                                   3 – 7 yrs
Furniture and non-gaming equipment                           3 – 7 yrs.

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. No long-lived asset impairment charges were recorded for the years ended December 31, 2010 or 2009.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company tests its recorded goodwill for impairment on an annual basis (as of October 1) or whenever events or circumstances indicate that the value may be impaired. There were no impairments to goodwill as a result of the Company’s annual impairment evaluation in 2010 and 2009 (see Note 8).

- F10 -

Equity Investment (Casinos Poland) – The Company holds a 33.3% ownership interest in and actively participates in the management of CPL. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long-term decision making is controlled by a supervisory board consisting of three persons. As the Company is the only shareholder with experience in the gaming industry, it chairs both the management board and the supervisory board. All material decisions require the unanimous consent of the boards and thus, no material decisions can be made without the Company’s consent, including the removal of the chairman of each board. The Company includes the equity in the earnings of CPL as a component of its operations because of its influence over the operations of the casinos. The Company completed an assessment of whether Casinos Poland is a variable interest entity in which we have a controlling financial interest. Based on our assessment, we concluded that Casinos Poland is not subject to consolidation under the guidance for variable interest entities and therefore we do not need to consolidate. The Company evaluates its investment in CPL for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. During 2009, the Company wrote down its equity investment in CPL by $9.0 million to $2.4 million (See Note 6). During 2010, there were no impairments to the Company’s equity investment in CPL.

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

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. dollar exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of each year are as follows:
Ending Rates	2010	2009
Canadian dollar (CAD)	0.9946	1.0466
Euros (€)	0.7468	0.6977
Polish zloty (PLN)	2.9641	2.8603
South African rand (ZAR)	N/A	N/A

Comprehensive Earnings (Loss) – Comprehensive earnings (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, bowling, food and beverage revenue recognized when products are delivered or services are performed. Management fees are recognized as revenue when services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Revenue is recognized net of incentives related to gaming play and points earned in point-loyalty programs.

At the Company’s casinos in Edmonton and Calgary, the Alberta Gaming and Liquor Commission (“AGLC”) retains 85% of slot machine net win. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. The Century Casino & Hotel in Edmonton and the Century Casino in Calgary record revenue net of the amounts retained by the AGLC and charities.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in hotel, food and beverage expenses.

- F11 -

Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on their volume of play (typically as a percentage of coin-in) at certain of the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the consolidated statement of earnings (loss) include the following:

	For the year ended December 31
	2010	2009
Amounts in thousands
Hotel, Food & Beverage	$3,148	$3,022
Free Plays or Coupons	2,173	2,231
Player Points	2,041	1,836
Total Promotional Allowances	$7,362	$7,089

Stock-Based Compensation - Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Costs - The Company expenses advertising costs when incurred. Advertising expense from continuing operations was $1.6 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively.

Preopening and Start-Up Expenses – Preopening and start-up costs, including organizational costs, are expensed as incurred. In 2010, we had $0.1 million in start-up costs directly related to six new ships added during the year. There were no preopening expenses in 2009.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $5.3 million resulting from our net operating losses in the U.S. and $0.9 million resulting from our Calgary Casino purchase have been fully reserved (see Note 13). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets.

- F12 -

Earnings (Loss) Per Share – Basic earnings (loss) per share considers only weighted-average outstanding common shares in the computation. Diluted earnings (loss) per share give effect to all potentially dilutive securities. Diluted earnings (loss) per share is based upon the weighted- average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances.

	For the year ended December 31
	2010	2009
Weighted-average common shares, basic	23,613,612	23,575,709
Dilutive effect of stock options	181,746	-
Weighted-average common shares, diluted	23,795,358	23,575,709

During the year ended December 31, 2009, all unvested restricted stock and stock options were considered to be antidilutive as the Company had a loss from continuing operations. The following shares of restricted stock and stock options have not been included in the weighted- average shares outstanding calculation:

	For the year ended December 31
	2010	2009
Unvested restricted stock	160,000	280,000
Stock options	926,710	1,258,594

3.	CHANGES IN ACCOUNTING PRINCIPLE

In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that an entity in the gaming business should not accrue jackpot liabilities before a jackpot is won in situations where the entity can avoid paying the jackpot. The new guidance requires entities in the gaming business to accrue a liability and charge a jackpot to revenue when the entity has an obligation to pay the jackpot. The guidance applies to base and progressive jackpots and is effective for fiscal years, including interim periods, beginning on or after December 15, 2010, with early adoption permitted.

The Company implemented this FASB guidance as of September 30, 2010. The cumulative effect of the resulting adjustment was to increase retained earnings brought forward as of January 1, 2010 by $0.4 million.

- F13 -

4.	ACQUISITIONS

Century Casino Calgary

On January 13, 2010, the Company, through CCE, acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. In November 2010, we rebranded the casino under the name Century Casino Calgary. The acquisition of the Century Casino Calgary will allow the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage and reinvest in the success of our existing operations.

The total consideration for the transaction was $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. CCE paid $1.0 million on the acquisition on November 6, 2009, which is shown as a component of other current assets on the December 31, 2009 consolidated balance sheet. On January 13, 2010, CCE paid the remaining $10.5 million. The purchase price was paid from cash on hand. There was no contingent consideration for the transaction.

The Company incurred acquisition costs of approximately $0.3 million. The majority of these costs, which include legal, accounting and valuation fees, were recorded as general and administrative expenses during the fourth quarter of 2009.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on January 13, 2010, the date of acquisition:

Amounts in thousands
Acquisition Date	January 13, 2010
Cash	$1,193
Accounts receivable	202
Prepaid expenses	207
Inventory	56
Property and equipment	10,977
Deferred tax asset, net	690
Total assets acquired	13,325
Accounts payable and accrued liabilities	429
Accrued payroll	222
Total liabilities assumed	651
Net assets	12,674
Excess of net assets over purchase consideration (bargain purchase)	1,180
Purchase Consideration	11,494

Cash acquired	(1,193)
Cash deposit made in 2009	(1,000)
Net cash paid in 2010	$9,301

During the year ended December 31, 2010, the Company recognized a gain on the bargain purchase associated with the Century Casino Calgary acquisition. The gain of $1.2 million is included in non-operating income (expense) on the consolidated statements of earnings (loss). The bargain purchase is the result of the fair market value of the assets acquired exceeding the purchase price.

Pro Forma Results

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate and reliable data for the periods during which the Silver Dollar Casino was not owned by the Company. Management has determined that it is impracticable to provide this information due to a lack of reliability of financial information produced by the Silver Dollar Casino’s former ownership and its receiver prior to the acquisition. Furthermore, the Company believes that costs that would be incurred to reproduce the information with an appropriate level of reliability exceed the benefit of obtaining and disclosing the information.

- F14 -

5.	DISCONTINUED OPERATIONS

On December 5, 2008, CCE entered into an agreement to sell the Century Casino Millennium (CM) for approximately $2.2 million (CZK 22.0 million plus $1.2 million). Approximately $1.4 million (CZK 22.0 million plus $0.4 million) was paid to CCE at closing on February 11, 2009, with the balance payable over the 12 months following the closing. CCE received $0.4 million in August 2009, $0.2 million in October 2009 and the final payment of $0.2 million in February 2010. At closing, CCE recognized a gain of $0.9 million related to the disposition of the CM.

On December 19, 2008, CRL entered into an agreement to sell all of the outstanding shares of Century Casinos Africa (CCA) for approximately $49.2 million (ZAR 460.0 million) less the balance of third-party South African debt and other agreed to amounts. CCA owned the Caledon casino and 60% of the Newcastle casino. Net proceeds of $32.8 million (ZAR 253.5 million) were paid to CRL at closing on June 30, 2009. On September 29, 2009, CRL received an additional $2.3 million (ZAR 17.3 million) that was previously held in retention and an additional $0.4 million (ZAR 3.2 million) based on a net asset value (“NAV”) adjustment. Final transaction approval by the KwaZulu-Natal Gambling Board was received on October 7, 2009. On October 14, 2009, CRL received the final payment for the sale of CCA of $13.4 million (ZAR 98.8 million). The Company recorded total gains of $21.9 million related to the disposition of CCA.

The results of the CM, Caledon and Newcastle casinos are classified as discontinued operations in the accompanying consolidated statements of earnings (loss) for all periods presented, as applicable. Net operating revenue of discontinued operations was $11.2 million for the year ended December 31, 2009. The cash flows of discontinued operations are included with the consolidated cash flows of continuing operations in the accompanying consolidated statements of cash flows.

- F15 -

6.           EQUITY INVESTMENT

Following is the summarized financial information of CPL as of December 31, 2010 and 2009:

	December 31,
Amounts in thousands (in USD):	2010	2009
Balance Sheet:
Current assets	$4,197	$3,180
Noncurrent assets	$10,927	$12,540
Current liabilities	$5,503	$9,223
Noncurrent liabilities	$3,842	$2,071

	December 31,
	2010	2009
Operating Results
Net operating revenue	$45,786	$42,915
Net earnings	$1,603	$1,077

The Company’s maximum exposure to losses at December 31, 2010 was $2.8 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL for the years ended December 31, 2010 and 2009 are as follows:

Amounts in thousands	Total
Balance – January 1, 2009	$10,540
Equity Earnings	359
Investment Impairment	(8,974)
Effect of foreign currency translation	447
Balance – December 31, 2009	$2,372
Equity Earnings	534
Effect of foreign currency translation	(100)
Balance – December 31, 2010	$2,806

On December 31, 2009, as a result of a change in the gaming laws and licensing process in Poland, the Company determined that its investment in CPL suffered a decline in value that was other than temporary. As a result, the Company completed a discounted cash flow analysis based on management’s expectations of CPL’s future cash flows. The Company’s fair value analysis utilized “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates. Management compared the fair value of its investment in CPL to its carrying value. The Company recorded an impairment of $9.0 million in the value of CPL to bring the value of the Company’s investment in CPL to its fair market value on that date. The impairment is recorded as a component of Impairments and other write-offs, net of recoveries on the December 31, 2009 consolidated statement of earnings (loss). During 2010, there was no impairment to the Company’s equity investment in CPL.

- F16 -

7.         PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consist of the following:

	December 31,
Amounts in thousands	2010	2009
Land	$30,424	$22,012
Buildings and improvements	$78,337	$69,109
Gaming Equipment	$16,771	$15,793
Furniture and non-gaming equipment	$16,814	$14,568
Capital projects in process	$588	$81
	$142,934	$121,563
Less accumulated depreciation	$(38,978)	$(33,322)

Property and equipment, net	$103,956	$88,241

Depreciation expense from continuing operations for the years ended December 31, 2010 and 2009 was $6.1 million.

8.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

Amounts in thousands	Edmonton	South Africa	Total
Balance – January 1, 2009	$4,014	$704	$4,718
Sale of South African Properties	-	$(869)	$(869)
Effect of foreign currency translation	$683	$165	$848
Balance – December 31, 2009	$4,697	$-	$4,697
Effect of foreign currency translation	$245	$-	$245
Balance – December 31, 2010	$4,942	$-	$4,942

- F17 -

9.         LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

	December 31,
Amounts in thousands	2010	2009
Mortgage - Edmonton	$13,336	$16,145
Capital Leases - Edmonton	$172	$332
Total long-term debt	$13,508	$16,477
Less current portion	$(4,203)	$(1,738)
Long-term portion	$9,305	$14,739

Mortgage - Edmonton

On September 23, 2005, CRA agreed to the terms of a $20.1 million (CAD 20.0 million) credit facility with Canadian Western Bank for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility, originally structured as a construction loan, converted to a 60-month Mortgage on December 20, 2007. The Mortgage matures on December 31, 2012. Prior to December 31, 2012, CRA is able to renegotiate the Mortgage for an additional one to five year term. The Mortgage bears interest at a fixed rate of 7.0%. Monthly principal and interest payments on the Mortgage are based on a 10-year amortization and are payable on the last day of each month. Under the terms of the Mortgage, CRA is subject to various reporting requirements, a minimum equity requirement of approximately $11.4 million (CAD 11.3 million), is required, a minimum Cash Flow Coverage Ratio (as defined in the Edmonton Mortgage) of 1.20 and a minimum cash covenant of $3.5 million (CAD 3.5 million). During 2009 and 2010, the Company was in compliance with all the financial covenant terms of the Mortgage.

The Mortgage is secured by the assets of CRA and guaranteed by the Company. CRA may elect to prepay up to 10%, or $2.0 million (CAD 2.0 million), of the original principal amount of the Mortgage annually without penalty or bonus. On December 22, 2010, the Company elected to make a $2.0 million (CAD 2.0 million) prepayment of the Edmonton Mortgage.

On January 25, 2011, the Company elected to make an additional $2.0 million (CAD 2.0 million) prepayment of the Mortgage. The Company will recognize a cost savings of CAD 0.3 million in interest expenses over the remaining term of the Mortgage. The principal balance outstanding under the Mortgage as of December 31, 2010 was $13.3 million (CAD 13.3 million), of which $9.3 million (CAD 9.3 million) is considered long-term debt in the accompanying consolidated balance sheet for the year ended December 31, 2010.

The Company’s remaining debt at December 31, 2010 consists of capital leases at the Edmonton property.

- F18 -

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

	December 31,
Amounts in thousands	2010	2009
Deferred financing charges - current	$55	$31
Deferred financing charges - long-term	$104	$184
Total	$159	$215

Amortization expense relating to these deferred financing charges for the years ended December 31, 2010 and 2009 totaled $0.1 million and $1.4 million, respectively, and is included in interest expense in the accompanying consolidated statement of earnings (loss). Amortization expense for the year ended December 31, 2009 includes $1.0 million in unamortized deferred financing costs written off when the Company repaid the principal balance outstanding on a $13.2 million term loan related to its Central City, Colorado property.

The consolidated weighted-average interest rate on all borrowings for the Company’s continuing operations was 7.1% and 8.4% for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, scheduled maturities of all long-term debt are as follows:

Amounts in thousands
2011	$4,203
2012	$9,305
Total	$13,508

10.	OTHER BALANCE SHEET CAPTIONS

Accounts payable and accrued liabilities are composed of the following as of December 31, 2010 and 2009:

Amounts in thousands	2010	2009
Accounts payable	$1,407	$1,174
Accrued commissions (AGLC)	$874	$919
Progressive slot & table liability	$889	$1,020
Player point liability	$706	$575
Other accrued liabilities	$1,275	$1,232
Total	$5,151	$4,920

Taxes payable are composed of the following as of December 31, 2010 and 2009:

Amounts in thousands	2010	2009
Accrued property taxes	$1,055	$1,157
Gaming taxes payable	$877	$845
Other taxes payable	$345	$649
Total	$2,277	$2,651

- F19 -

11.	SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. During 2010 and 2009, the Company repurchased 57,330 and 53,557 shares of its common stock, respectively. The weighted-average cost of the stock repurchased in 2010 and 2009 was $2.46 and $2.43 per share, respectively. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2010. The repurchase program has no set expiration or termination date.

The Company has not declared or paid any dividends, and it does not presently intend to do so. At the present time, the Company intends to use any earnings that may be generated to finance the growth of its business.

The Company does not have any minimum capital requirements related to its status as a U.S. corporation in the state of Delaware.

12.       STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2010, the Company has granted, under the EEIP and the 2005 Plan, shares of restricted common stock, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have six-month, one-year, two-year or four-year vesting periods. Through December 31, 2010, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

As of December 31, 2010, there were 1,170,961 options outstanding to employees of the Company, of which 849,210 options were issued under the EEIP and 321,751 options were issued under the 2005 Plan.

A total of 50,000 options were granted to employees under the 2005 Plan in 2010, although 10,000 of these options were subsequently forfeited before year end. No options were issued in 2009. The weighted-average fair value of options granted under the 2005 Plan was $1.40 in 2010. The weighted-average fair value of options granted under the 2005 Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2010
Weighted-average risk-free interest rate	2.81%
Weighted-average expected life	6.5yrs
Weighted-average expected volatility	62.3%
Weighted-average expected dividends	$ 0

- F20 -

Transactions regarding the Company’s stock-based compensation plans for employee stock options are as follows:

Amounts in thousands, except per share & exercise price	Option Shares	Weighted -Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,291,530	$2.64	896,960	$2.95
Granted	-	-
Exercised	(36,188)	0.96
Cancelled or forfeited	(42,500)	4.36
Outstanding at December 31, 2009	1,212,842	$2.63	1,183,092	$2.47
Granted	50,000	2.30
Exercised	(51,881)	1.09
Cancelled or forfeited	(40,000)	7.33
Outstanding at December 31, 2010	1,170,961	$2.53	1,125,961	$2.51
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Dollar amounts in thousands, except exercise price and options
Exercise Price:	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding(1)	Weighted-Average Life of Options Exercisable (1)
$0.91	22,639	22,639	$35	$35	7.9	7.9
$0.93	11,612	11,612	18	18	7.9	7.9
$1.00	235,000	235,000	338	338	7.9	7.9
$2.30	40,000	-	5	-	9.4	-
$2.93	849,210	849,210	-	-	3.2	3.2
$9.00	12,500	7,500	-	-	6.5	6.5
	1,170,961	1,125,961	$396	$391	4.5	4.3
        (1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $2.44 per share as of December 31, 2010 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

No options were issued to independent directors of the Company during 2010 or 2009. As of December 31, 2010, there were 45,752 options outstanding to independent directors of the Company with a weighted-average exercise price of $5.35.

For the years ended December 31, 2010 and 2009, the Company recorded less than $0.1 million and $0.2 million, respectively, for stock-based compensation expense. This amount is included in general and administrative expenses.

At December 31, 2010, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized through 2014.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s consolidated statement of cash flows. No excess tax benefits were recorded for the years ended December 31, 2010 and 2009.

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vests ratably over a four-year period. Of the 400,000 shares issued, 120,000 shares and 80,000 shares vested during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there are 160,000 unvested shares remaining.

For the years ended December 31, 2010 and 2009, compensation expense related to restricted stock awards totaled $0.5 million and $0.9 million, respectively. At December 31, 2010, there was $0.2 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized, all of which will be recognized in 2011. The impact of the amortization of all the Company’s stock based compensation awards (pre-tax) to both basic and diluted earnings per share was $0.02 and $0.05 for the years ended December 31, 2010 and 2009, respectively.

- F21 -

13.	INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations is summarized as follows:

Amounts in thousands	2010	2009
U.S. Federal - Current	$37	$44
U.S. Federal - Deferred	-	-
Provision (benefit) for U.S. federal income taxes	37	44

State - Current	$-	$6
State - Deferred	-	-
Provision (benefit) for state income taxes	-	6

Foreign - Current	$47	$-
Foreign - Deferred	186	775
Provision for foreign income taxes	233	775
Total provision for income taxes	$270	$825

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2010	2009
U.S. Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes, net	(33.0%)	(4.1%)
Earnings from equity investment	(13.8%)	1.0%
State income tax (net of federal benefit)	-	1.7%
Effect of stock option exercises	12.7%	(2.9%)
Impairments	-	(25.3%)
Bargain purchase	(25.6%)	-
Valuation allowance	(11.4%)	(5.9%)
Foreign dividend	57.9%	(16.3%)
Permanent and other items	0.1%	11.0%
Total provision for income taxes	20.9%	(6.8%)

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

·	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;
·	Accumulation of net income before tax utilizing a look-back period of three years; and
·	Tax planning strategies.

- F22 -

The Company’s deferred income taxes at December 31, 2010 and 2009 are summarized as follows:

Amounts in thousands	2010	2009
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets - current:
Accrued liabilities and other	$152	$184
Deferred tax (liabilities) - current:
Prepaid Expenses	(100)	(99)
Valuation allowance	(149)	(85)
Net deferred tax (liabilities) - current	(97)	-

Deferred tax assets - non-current:
Amortization of goodwill for tax	739	1,258
Amortization of deferred financing charges	-	478
Amortization of startup costs	444	486
Property and equipment	1,492	1,142
NOL carry forward	2,246	2,247
Accrued liabilities and other	337	462
Total deferred tax assets - non-current	5,258	6,073
Valuation allowance	(5,161)	(6,073)
Net deferred tax assets - non-current	97	-
Total deferred tax assets - U.S. federal and state	$-	$-

Amounts in thousands	2010	2009
Deferred tax assets (liabilities) - Foreign

Deferred tax assets - current:
NOL carryforward	$131	$261
Other	66	-
Net deferred tax assets - current	197	261

Deferred tax assets - non-current:
Property and equipment	642	-
NOL carryforward	1,232	164
Accrued Liabilities and Other	272	-
Deferred tax (liabilities) - non current:
Property and equipment	(1,986)	(1,462)
Others	(37)	-
Valuation allowance	(867)	-
Net deferred tax (liabilities) - non-current	(744)	(1,298)
Total deferred tax (liabilities) - foreign	$(547)	$(1,037)
Net deferred tax (liabilities)	$(547)	$(1,037)

- F23 -

Certain 2009 tax amounts have been revised following the completion of the Company's 2009 US income tax returns. The primary revision relates to a reduction in the NOL carryforward in the amount of $2.7 million principally due to the final tax treatment of a foreign dividend in 2009 of $5.8 million and a corresponding reduction of the valuation allowance. These revisions had no impact on the Company’s reported earnings or financial position.

The following table summarizes the Company’s U.S. pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2010:

Amounts in thousands
Expiration Date:	Amount
2026	$399
2027	1,933
2028	3,458
2029	271
$6,061

The following table summarizes the Company’s Canadian pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2010:

Amounts in thousands
Expiration Date:	Amount
2026	$21
2027	816
2028	54
2029	1,223
2030	3,619
$5,733

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa as “major” tax jurisdictions, as defined.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2005-2010
U.S. State – Colorado	2003-2010
Canada	2005-2010
South Africa	1999-2009

The Company has not recorded any potential liability for uncertain tax positions taken on its U.S. tax returns as it believes that this liability would be offset by its large cumulative U.S. net operating loss that has been fully reserved. The Company has recognized a $0.2 million liability for an unrecognized tax liability related to a foreign tax position, which is recorded as a component of taxes payable in the accompanying consolidated balance sheet for the year ended December 31, 2010.

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

- F24 -

14.       SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information concerning the Company’s principal geographic areas, excluding discontinued operations, as of and for the years ended December 31:

	Long Lived Assets
Amounts in thousands	2010	2009

United States	$57,904	$58,862

International:
Canada	$50,474	$33,275
Europe	3,102	2,574
International waters	1,779	972
Total international	55,355	36,821
Total	$113,259	$95,683

	Net Operating Revenue
Amounts in thousands	2010	2009
United States	$27,719	$27,380

International:
Canada	$29,935	$20,364
International waters	2,988	1,994
Aruba	50	-
Total international	$32,973	$22,358
Total	$60,692	$49,738

- F25 -

15.           COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

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

Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense, including month to month rentals, was $0.7 million for the year ended December 31, 2010 and $0.6 million for the year ended December 31, 2009.

Following is a summary of operating lease commitments as of December 31, 2010:

December 31,
Amounts in thousands	2010
2011	$271
2012	$136
2013	$58
2014	$9
2015	$4
Total	$478

Guarantee – As of December 31, 2010, the Company has issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with its listing on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any amounts incurred by Bank Austria as a result of claims or damages and lawsuits that an Austrian Depositary Certificate holder may raise or file against the Company.

- F26 -

16.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co-CEOs are responsible for planning, directing, and controlling the activities of the company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2010 and 2009.

On July 7, 2009, CRL entered into an agreement to purchase the remaining 3.5% of its outstanding shares of common stock that CCI previously did not own for $1.6 million. CRL paid $1.1 million in August 2009, with the remainder paid in November 2009. The Company’s Co CEOs and their respective family trusts/foundations collectively owned these shares. Prior to the purchase, the transaction was recorded as a non-controlling interest.

On January 14, 2009, the Company completed the sale of a parcel of land adjacent to the Company’s casino in Newcastle, South Africa (now a discontinued operation) for approximately $0.1 million (ZAR 1.3 million) to a company partially owned by the Chairman of the Board of Newcastle casino (who was also a shareholder of Newcastle casino).

17.	UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2010 and 2009 is as follows:

Amounts in thousands except per share information	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2010
Net operating revenue	$14,137	$14,940	$15,984	$15,631
Operating earnings (loss) from continuing operations	$350	$344	$744	$(367)
Earnings (loss) from continuing operations	$130	$(259)	$321	$830
Net earnings (loss) (3)	$130	$(259)	$321	$830
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.01	$0.04
Net earnings (loss)	$0.01	$(0.01)	$0.01	$0.04
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.01	$0.03
Net earnings (loss)	$0.01	$(0.01)	$0.01	$0.03

Amounts in thousands except per share information	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2009
Net operating revenue	$11,999	$11,884	$13,724	$12,131
Operating earnings (loss) from continuing operations (1)	$176	$(307)	$788	$(9,027)
Loss from continuing operations	$(1,459)	$(1,045)	$(1,179)	$(9,220)
Earnings from discontinued operations (2)	$1,902	$20,777	$461	$1,582
Net earnings (loss)	$443	$19,732	$(718)	$(7,638)
Net earnings (loss) attributable to CCI	$345	$18,903	$(727)	$(7,638)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.05)	$(0.05)	$(0.39)
Net earnings (loss)	$0.01	$0.80	$(0.03)	$(0.32)

(1)	During the 4th quarter of 2009, the Company wrote-down its investment in CPL by $9.0 million (See Note 6).
(2)
During the 2nd quarter of 2009, the Company recorded gains of $19.8 million on the disposition of CCA and $0.9 million on the disposition of CM. During the 3rd and 4th quarters of 2009, the Company recorded gains of $0.4 million and $1.7 million, respectively, on the disposition of CCA (See Note 4). The Sum of quarterly results may differ from annual results presented in the consolidated statement of earnings due to rounding.

(3)
During the 4th quarter 2010, the Company recognized a $1.2 million gain on the bargain purchase associated with the Century Casino Calgary acquisition. The bargain purchase is the result of the fair market value of the assets acquired exceeding the purchase price.

- F27 -

18.	SUBSEQUENT EVENTS

On March 7, 2011, the Company announced that we applied for a casino license in of Neuchatel, Switzerland. In order to apply for the license, we made a $5.3 million deposit, which if the license is not granted, will be refunded to the Company. We are one of four companies applying for the license. The Company expects a total investment amount of approximately $30.0 million if the casino license is granted.

On March 9, 2011, Casinos Poland was informed that the lease agreement at the Krakow casino would not be renewed. The lease expires on December 31, 2011 and Casinos Poland intends to relocate this casino. Based on this information, the depreciation costs related to leasehold improvements completed at the Krakow casino will be written off during 2011. The estimated amount of depreciation to be expensed in 2011 is 2.63 million PLN or $0.9 million, of which our 33.3% interest would be approximately 0.87 million PLN or $0.3 million.

- F28 -