Form 10-Q
period 2011-03-31
CENTURY CASINOS INC /CO/
filed 2011-05-13
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
23,877,362 shares of common stock, $0.01 par value per share, were outstanding as of April 30, 2011.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$20,661	$21,461
Receivables, net	723	1,088
Prepaid expenses	782	413
Inventories	321	305
Other current assets	1	3
Deferred income taxes	477	197
Total Current Assets	22,965	23,467

Property and equipment, net	104,243	103,956
Goodwill	5,058	4,942
Equity investment	3,040	2,806
Deferred income taxes	1,062	1,219
Other assets	278	336
Total Assets	$136,646	$136,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,271	$4,203
Accounts payable and accrued liabilities	5,805	5,151
Accrued payroll	2,616	2,329
Taxes payable	1,478	2,277
Deferred income taxes	100	97
Total Current Liabilities	12,270	14,057

Long-term debt, less current portion	8,973	9,305
Deferred income taxes	2,138	1,866
Total Liabilities	23,381	25,228

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,990,610 and 23,977,061 shares issued, respectively; 23,874,798 and 23,861,249 shares outstanding, respectively	240	240
Additional paid-in capital	75,039	74,930
Accumulated other comprehensive earnings	6,276	4,982
Retained earnings	31,992	31,628
	113,547	111,780
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	113,265	111,498
Total Liabilities and Shareholders’ Equity	$136,646	$136,726

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for share and per share information	2011	2010
Operating revenue:
Gaming	$14,825	$12,582
Hotel, bowling, food and beverage	3,243	2,765
Other	935	579
Gross revenue	19,003	15,926
Less: Promotional allowances	(1,888)	(1,789)
Net operating revenue	17,115	14,137
Operating costs and expenses:
Gaming	6,931	5,433
Hotel, bowling, food and beverage	2,511	2,110
General and administrative	5,368	4,943
Depreciation	1,641	1,489
Total operating costs and expenses	16,451	13,975
Earnings from equity investment	92	188
Earnings from operations	756	350
Non-operating income (expense):
Interest income	2	8
Interest expense	(246)	(291)
Gains on foreign currency transactions and other	75	243
Non-operating income (expense), net	(169)	(40)
Earnings before income taxes	587	310
Income tax provision	223	180
Net earnings	$364	$130

Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2011	2010

Net earnings	$364	$130
Foreign currency translation adjustments	1,294	630
Comprehensive earnings	$1,658	$760

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2011	2010

Cash Flows from Operating Activities:

Net earnings	$364	$130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,641	1,489
Loss on disposition of fixed assets	31	2
Amortization of stock-based compensation	96	143
Amortization of deferred financing costs	40	8
Deferred tax expense	144	141
Earnings from equity investment	(92)	(188)

Changes in operating assets and liabilities:
Receivables	$374	$301
Prepaid expenses and other assets	(357)	(109)
Accounts payable and accrued liabilities	619	(490)
Inventories	(10)	-
Other operating assets	23	-
Accrued payroll	262	306
Taxes payable	(792)	(477)
Net cash provided by operating activities	2,343	1,256

Cash Flows from Investing Activities:
Purchases of property and equipment	$(970)	$(753)
Proceeds from disposition of Century Casino Millennium	-	200
Acquisition of Century Casino Calgary, net of $1,193 cash acquired	-	(9,301)
Proceeds from disposition of assets	9	-
Net cash used in investing activities	(961)	(9,854)

Cash Flows from Financing Activities:
Principal repayments	$(2,535)	$(423)
Repurchase of common stock	-	(141)
Proceeds from exercise of options	13	-
Net cash used in financing activities	(2,522)	(564)

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Effect of Exchange Rate Changes on Cash	340	(27)

(Decrease) in Cash and Cash Equivalents	(800)	(9,189)

Cash and Cash Equivalents at Beginning of Period	21,461	36,992
Cash and Cash Equivalents at End of Period	$20,661	$27,803
Supplemental Disclosure of Cash Flow Information:
Interest paid	$229	$283
Income taxes paid	$57	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Please refer to Note 2 of the Company's condensed consolidated financial statements for details of the Company’s acquisition of the Century Casino Calgary in Alberta, Canada.

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2011, the Company owned casino operations in North America; managed cruise ship based casinos on international waters; and owned the management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven casinos in Poland. The Company continues to pursue other projects in various stages of development. See Note 2 for a discussion of the Company’s acquisition of the Century Casino in Calgary, Alberta, Canada in January 2010.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31	December 31	March 31
Ending Rates	2011	2010	2010
Canadian dollar (CAD)	0.9718	0.9946	1.0156
Euros (€)	0.7051	0.7468	0.7393
Polish zloty (PLN)	2.8229	2.9641	2.8544
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2011	2010
Canadian dollar (CAD)	0.9859	1.0411
Euros (€)	0.7314	0.7236
Polish zloty (PLN)	2.8865	2.8866
Source: Pacific Exchange Rate Service

2.	ACQUISITIONS

Century Casino Calgary

On January 13, 2010, the Company, through Century Casinos Europe (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. In November 2010, we rebranded the casino under the name Century Casino Calgary.

The total consideration for the transaction was $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. CCE paid $1.0 million on the acquisition on November 6, 2009. On January 13, 2010, CCE paid the remaining $10.5 million. The purchase price was paid from cash on hand. There was no contingent consideration for the transaction.

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

During the year ended December 31, 2010, the Company recognized a $1.2 million gain on the bargain purchase associated with the Century Casino Calgary acquisition. The bargain purchase was the result of the fair market value of the assets acquired exceeding the purchase price. Pro forma results of operations for 2010 have not been presented, as the impact on consolidated financial results would not have been material.

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of March 31, 2011 and December 31, 2010 and the three months ended March 31, 2011 and 2010:

Amounts in thousands (in USD):	March 31, 2011	December 31, 2010
Balance Sheet:
Current assets	$5,026	$4,197
Noncurrent assets	$11,223	$10,927
Current liabilities	$5,830	$5,503
Noncurrent liabilities	$4,139	$3,842

	For the three months ended March 31,
	2011	2010
Operating Results
Net operating revenue	$11,537	$12,902
Net earnings	$275	$564

The Company’s maximum exposure to losses at March 31, 2011 was $3.0 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the three months ended March 31, 2011 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2011	$2,806
Equity Earnings	92
Effect of foreign currency translation	142
Balance – March 31, 2011	$3,040

On March 9, 2011, CPL was informed that the lease agreement for the Krakow casino would not be renewed. The lease expires on December 31, 2011 and CPL intends to relocate this casino. Based on this information, the net book value of leasehold improvements completed at the Krakow casino will be written off during 2011. The estimated amount of the additional write off in 2011 is 2.24 million Polish Zloty or $0.8 million, for which our 33.3% interest would be $0.3 million.

4.           GOODWILL

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

Amounts in thousands
Balance – January 1, 2011	$4,942
Effect of foreign currency translation	$116
Balance – March 31, 2011	$5,058

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the revenue generated the points. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statement of earnings include the following:

	For the three months ended March 31
	2011	2010
Amounts in thousands
Hotel, Food & Beverage	$832	$731
Free Plays or Coupons	445	569
Player Points	611	489
Total Promotional Allowances	$1,888	$1,789

6.           INCOME TAXES

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to be taxable or reversed. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing the Company’s internal estimates for future net income.

As of March 31, 2011, the Company has established a valuation allowance for its U.S. deferred tax assets of $5.5 million and a valuation allowance for its foreign deferred tax assets of $0.9 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible,
•	Accumulation of net income before tax utilizing a look-back period of three years, and
•	Tax planning strategies.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision (benefit) for income taxes from operations consists of the following:

	For the three months ended March 31,
Amounts in thousands	2011	2010
U.S. Federal - Current	$25	$15
U.S. Federal - Deferred	-	-
Provision (benefit) for U.S. federal income taxes	25	15

Foreign - Current	$54	$24
Foreign - Deferred	144	141
Provision for foreign income taxes	198	165
Total provision for income taxes	$223	$180

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2011			ended March 31, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$455	$192	42.2%	$546	$156	28.6%
United States	(498)	25	(5.0%)	(553)	15	(2.7%)
Mauritius	484	5	1.0%	279	9	3.2%
Austria	118	1	0.8%	(107)	-	-
Poland	28	-	-	145	-	-
Total	$587	$223	38.0%	$310	$180	58.1%

7.           EARNINGS PER SHARE

Basic earnings (loss) per share considers only weighted average outstanding common shares in the computation. Diluted earnings (loss) per share give effect to all potentially dilutive securities. Diluted earnings (loss) per share is based upon the weighted average number of  common  shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for  current year issuances. Weighted average shares outstanding for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended March 31
	2011	2010
Weighted average common shares, basic	23,711,176	23,542,576
Dilutive effect of stock options	290,112	217,423
Weighted average common shares, diluted	24,001,288	23,759,999

The following shares of restricted stock and stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended March 31
	2011	2010
Unvested restricted stock	160,000	-
Stock options	886,710	916,710

8.           SEGMENT INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long Lived Assets
	March 31,	December 31,
Amounts in thousands	2011	2010

United States	$57,297	$57,904
International:
Canada	$51,317	$50,474
Europe	3,333	3,102
International waters	1,734	1,779
Total international	56,384	55,355
Total	$113,681	$113,259

	Net Operating Revenue
	For the three months ended March 31,
Amounts in thousands	2011	2010
United States	$7,239	$6,437
International:
Canada	$8,341	$7,102
International waters & other	1,535	598
Total international	9,876	7,700
Total	$17,115	$14,137

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Cripple Creek, Coloado; and
-	The Century Casino & Hotel in Central City, Colorado.

We acquired the Century Casino Calgary and related land on January 13, 2010 for total consideration of $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. We paid for the Century Casino Calgary with cash on hand. In 2010, we completed a major renovation of the Century Casino Calgary and a grand re-opening celebration took place from November 18 to 21, 2010.

The acquisition of the Century Casino Calgary has allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage and reinvest in the success of its existing operations.

We also manage ship-based casinos on international waters aboard several cruise ships. The following table summarizes the cruise lines for which we have entered into agreements and are currently operating ship-based casinos, the associated ships on which we operate ship-based casinos and the dates we entered into agreements with the cruise lines:

Cruise Line	Ship	Agreement Date
Silversea Cruises	Silver Cloud	May 27, 2000*
Oceania Cruises	Regatta	March 28, 2003
Oceania Cruises	Nautica	March 28, 2003
Oceania Cruises	Insignia	March 28, 2003
Oceania Cruises	Marina	June 23, 2010
TUI Cruises	Mein Schiff 1	November 24, 2008
Windstar Cruises	Wind Surf	March 10, 2010
Windstar Cruises	Wind Star	March 10, 2010
Windstar Cruises	Wind Spirit	March 10, 2010
Regent Seven Seas Cruises	Seven Seas Voyager	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Mariner	June 23, 2010
Regent Seven Seas Cruises	Seven Seas Navigator	June 23, 2010

* The Silversea Cruises concessionaire agreement expired on March 24, 2011 and was not renewed.

We hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of seven full casinos in Poland and account for this investment under the equity method.

Furthermore, in December 2010, we entered into a long-term management agreement to assist in the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s gross revenue and a percentage of the casino’s earnings before interest, taxes, depreciation and amortization. We were not required to invest any amounts under the management agreement.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2011	2010
Canadian dollar (CAD)	0.9859	1.0411
Euros (€)	0.7314	0.7236
Polish zloty (PLN)	2.8865	2.8866
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted our results of operations or will impact our operations going forward are discussed below.

During 2009 and 2010, the United States and Canadian economies and markets in which our casino properties are located experienced economic weakness, rising fuel prices and a commensurate decline in consumer spending. We believe that these conditions continued to impact our results for the three months ended March 31 2011, though at a lower level. Given this decline in consumer spending, during the first quarter of 2011, we continued to focus on differentiating our casinos from our competitors by continually improving the customer experience at each property, offering new and innovative slot machines and table games and providing exceptional amenities for our customers through our lodging, restaurant and entertainment facilities. As a result of these measures, we realized net earnings during the three months ended March 31, 2011 at all of our properties except for Calgary.

Century Casino & Hotel (Edmonton, Alberta, Canada)

During the first quarter of 2011, we built a kitchenette in the poker room at our Edmonton property to improve our ability to offer refreshments to our poker players. This project was scheduled for completion during the second quarter of 2011 but was completed earlier than anticipated.

During the first quarter of 2011, the Alberta Gaming and Liquor Commission (“AGLC”) continued conversion or replacement of old slot machines. During the first quarter of 2011, 12 new slot machines were installed and 77 slot machines were converted. In addition, the AGLC installed a Diamond Millions Alberta province-wide area slot progressive during the first quarter of 2011.

During the second quarter of 2011, the property will replace a Caribbean Stud Progressive table with a Black Jack table and a Link Progressive Jackpot will be added to existing 3 Card & 4 Card Poker tables.

Century Casino Calgary (Calgary, Alberta, Canada)

During the first quarter of 2011, AGLC continued conversion or replacement of old slot machines. During the first quarter of 2011, 66 slot machines were either converted or replaced with new machines.

During the second quarter of 2011, the property will add a craps table to the gaming floor.

Century Casino & Hotel (Central City, Colorado)

In December 2010, the Central City casino invested $0.1 million in the property and completely remodeled and moved the deli and poker room downstairs. The move allowed for one additional poker table to be added in the new poker room location. The casino saw positive increases in customer volume during the first quarter of 2011 from the investment.

In December 2010, the Fortune Valley casino in Central City was purchased by new owners. Management believes the new Fortune Valley owner will add additional competition to the already very competitive Black Hawk and Central City market in 2011. However, our Central City property saw an increase in market share during the first quarter of 2011, partly due to the disruption at the Fortune Valley casino during the transition of ownership.

Century Casino & Hotel (Cripple Creek, Colorado)

The J.P. McGills casino in Cripple Creek was undergoing a remodeling project during the first quarter of 2011 and is expected to be completed during the second quarter of 2011. Our Cripple Creek property saw an increase in market share during the first quarter of 2011, partly due to the disruption at the J.P. McGills casino during the remodel project.

Cruise Ships

The Silversea Cruises concessionaire agreement expired on March 24, 2011 and was not renewed.

During the second quarter of 2011, we will begin operating a new ship-based casino aboard the Mein Schiff 2 with TUI Cruises.

Other

On March 7, 2011, we announced that we applied for a casino license in the Canton of Neuchatel, Switzerland. We are one of four companies applying for the license. A decision by the Swiss government is expected in June 2011. There is no assurance that we will be granted the concession by the Swiss government. We expect a total investment amount of approximately $30.0 million if the casino concession is granted and intend to finance approximately 40% of the investment ourselves and 60% through a local Swiss bank loan. The casino would be located at a busy intersection next to the established Ibis Hotel in Neuchatel. The newly built 21,000 square foot facility would include underground parking and offer up to 250 slot machines and 18 table games. Major cities like Neuchatel, Lausanne, Geneva and Bern are all within a driving range of less than 90 minutes.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Gaming Revenue	$14,825	$12,582	$2,243	17.8%
Hotel, Bowling, Food and Beverage Revenue	3,243	2,765	478	17.3%
Other Revenue	935	579	356	61.5%
Gross Revenue	19,003	15,926	3,077	19.3%
Less Promotional Allowances	(1,888)	(1,789)	(99)	5.5%
Net Operating Revenue	17,115	14,137	2,978	21.1%
Gaming Expenses	(6,931)	(5,433)	(1,498)	27.6%
Hotel, Bowling, Food and Beverage Expenses	(2,511)	(2,110)	(401)	19.0%
General and Administrative Expenses	(5,368)	(4,943)	(425)	8.6%
Total Operating Costs and Expenses	(16,451)	(13,975)	(2,476)	17.7%
Earnings from Equity Investment	92	188	(96)	(51.1%)
Earnings from Operations	756	350	406	116.0%
Net Earnings	$364	$130	$234	180.0%

Basic and Diluted, Earnings Per Share
Net Earnings	$0.02	$0.01	$0.01	100.0%

Net operating revenue increased by $3.0 million or 21.1% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in revenue is partially attributable to the addition of the Century Casino Calgary, for which net operating revenue increased by $0.8 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In addition, $0.8 million in revenue was added primarily by the seven new ship based casinos added for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Revenue in Edmonton, Central City and Cripple Creek also increased by $0.4 million, $0.2 million and $0.6 million, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Finally, the increase can be partially attributable to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.3% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Total operating costs and expenses increased by $2.5 million or 17.7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Total operating costs and expenses increased by $1.1 million at the Century Casino Calgary during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased marketing expenses, the addition of a player’s club point redemption program, additional staffing costs in order to provide improved customer service and an increase of 5.3% in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In Canadian dollars, total operating costs and expenses in Calgary increased by $1.0 million or 58.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Total operating costs and expenses also increased as a result of increased concession and annual fees paid to cruise ship operators for the ability to operate ship based casinos, which increased by $0.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Total operating costs and expenses also increased by $0.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 at our Colorado properties due to increased gaming taxes as a result of higher gaming revenues and increased staffing costs in order to provide improved customer service. Finally, total operating costs and expenses increased by $0.2 million at our property in Edmonton due to an increase of 5.3% in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In Canadian dollars, total operating costs and expenses in Edmonton remained flat at $4.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net earnings increased by $0.2 million or 180.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due to increases in earnings from operations at our Edmonton, Central City and Cripple Creek properties offset by losses from operations at our Calgary property and an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.3% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Casinos

Edmonton

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Gaming	$4,084	$3,785	$299	7.9%
Hotel, Food and Beverage	1,422	1,308	114	8.7%
Other	464	419	45	10.7%
Gross Revenue	5,970	5,512	458	8.3%
Less Promotional Allowances	(217)	(152)	(65)	42.8%
Net Operating Revenue	5,753	5,360	393	7.3%
Gaming Expenses	(1,612)	(1,509)	(103)	6.8%
Hotel, Food and Beverage Expenses	(924)	(854)	(70)	8.2%
General & Administrative Expenses	(1,378)	(1,348)	(30)	2.2%
Total Operating Costs and Expenses	(4,279)	(4,054)	(225)	5.6%
Earnings from Operations	1,474	1,306	168	12.9%
Net Earnings	$895	$719	$176	24.5%

Net operating revenue at our property in Edmonton increased by $0.4 million or 7.3% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily due to an increase in gaming revenue of $0.3 million or 7.9% due to increased customer volumes during the months of February and March 2011 compared to the months of February and March 2010 and an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. In Canadian dollars, gaming revenues increased $0.1 million or 2.2%.

The increase in net operating revenue is also due to increased hotel, food and beverage revenue of $0.1 million or 8.7%, and other revenue which increased by less than $0.1 million or 10.7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, respectively. In Canadian dollars, net operating revenue increased by $0.1 million or 1.7% for the three months ended March 31, 2011 compared to the year three months ended March 31, 2010. The increases in hotel, food, beverage and other revenues are primarily the result of the 5.3% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, hotel, food, beverage and other revenue increased by $0.1 million or 3.4%.

Promotional allowances increased by $0.1 million or 42.8% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily due to the 5.3% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, promotional allowances increased by $0.1 million or 34.6% due to increased player’s club point redemption. Total operating costs and expenses increased by $0.2 million or 5.6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due to the 5.3% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, total operating costs and expense remained flat at $4.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net earnings increased by $0.2 million or 24.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In Canadian dollars, net earnings increased by $0.1 million or 13.1%.

Calgary

	For the three months ended March 31,
Amounts in thousands	2011	2010 *	Change	Percentage Change
Gaming	$1,517	$1,053	$464	44.1%
Bowling, Food and Beverage	964	636	328	51.6%
Other	225	101	124	122.8%
Gross Revenue	2,706	1,790	916	51.2%
Less Promotional Allowances	(118)	(48)	(70)	145.8%
Net Operating Revenue	2,588	1,742	846	48.6%
Gaming Expenses	(947)	(527)	(420)	79.7%
Bowling, Food and Beverage Expenses	(717)	(481)	(236)	49.1%
General & Adminstrative Expenses	(826)	(555)	(271)	48.8%
Total Operating Costs and Expenses	(2,679)	(1,604)	(1,075)	67.0%
(Losses) Earnings from Operations	(91)	138	(229)	(165.9%)
Net (Loss) Earnings	$(163)	$94	$(257)	(273.4%)

*We acquired the Century Casino Calgary on January 13, 2010. Therefore, the first quarter of 2011 compared to the first quarter of 2010 does not have the same number of days available for comparison.

Net operating revenue at our property in Calgary increased by $0.8 million or 48.6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is partially due to increased gaming revenue of $0.5 million or 44.1% due to new and converted slot machines added to the gaming floor and an additional 12 days in operation compared to the three months ended March 31, 2010. The increase in net operating revenue is also due to increased bowling, food and beverage revenue of $0.3 million or 51.6% due to new bowling lanes, bowling leagues that utilize our facility and improved customer service at all of our facilities. In addition, the increase in net operating revenue is due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. In Canadian dollars, net operating revenue increased by $0.7 million or 40.7% for the three months ended March 31, 2011 compared to the year three months ended March 31, 2010.

Total operating costs and expenses increased by $1.1 million or 67.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is attributable to new marketing campaigns including radio advertising launched at the casino, additional promotional prizes and giveaways at the casino, increased players’ club point redemption as player volume has increased, and increased staffing costs in order to provide improved customer service throughout the property for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In addition, the increase is partially due to the 5.3% increase in the average exchange rate between the U.S. dollar and Canadian dollar. In Canadian dollars, total operating costs and expense increased by $1.0 million or 58.4%.

Net earnings decreased by $0.3 million or 273.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In Canadian dollars, net earnings decreased by $0.2 million or 108.1%.

Central City

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Gaming	$4,763	$4,576	$187	4.1%
Hotel, Food and Beverage	558	534	24	4.5%
Other	35	38	(3)	(7.9%)
Gross Revenue	5,356	5,148	208	4.0%
Less Promotional Allowances	(956)	(976)	20	(2.0%)
Net Operating Revenue	4,400	4,172	228	5.5%
Gaming Expenses	(2,059)	(1,926)	(133)	6.9%
Hotel, Food and Beverage Expenses	(497)	(464)	(33)	7.1%
General & Administrative Expenses	(886)	(862)	(24)	2.8%
Total Operating Costs and Expenses	(4,097)	(3,924)	(173)	4.4%
Earnings from Operations	303	248	55	22.2%
Net Earnings	$196	$162	$34	21.0%

Net operating revenue at our property in Central City increased by $0.2 million or 5.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due to an increase in gaming revenue of $0.2 million or 4.1% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due to increased gaming slot revenue of $0.2 million or 5% from increased customer volumes that the Company believes resulted from the disruption at the Fortune Valley casino in Central City during the transition of ownership and increased revenue from slot machines that were moved from the lower to the main level.

Gaming expenses increased by $0.1 million or 6.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased payroll expenses, increased promotional prizes and giveaways and player participation in bus ridership rewards in which the property reimburses a portion of players’ bus fare to the casino.

Net earnings increased by less than $0.1 million or 21.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Cripple Creek

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Gaming	$3,114	$2,570	$544	21.2%
Hotel, Food and Beverage	300	287	13	4.5%
Other	21	21	-	-
Gross Revenue	3,435	2,878	557	19.4%
Less Promotional Allowances	(598)	(613)	15	(2.4%)
Net Operating Revenue	2,837	2,265	572	25.3%
Gaming Expenses	(1,156)	(1,049)	(107)	10.2%
Hotel, Food and Beverage Expenses	(373)	(311)	(62)	19.9%
General & Administrative Expenses	(778)	(713)	(65)	9.1%
Total Operating Costs and Expenses	(2,565)	(2,362)	(203)	8.6%
Earnings (Losses) from Operations	272	(97)	369	380.4%
Net Earnings (Loss)	$168	$(60)	$228	380.0%

Net operating revenue at our property in Cripple Creek increased by $0.6 million or 25.3% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due to an increase in gaming revenue of $0.5 million or 21.2% primarily from increased slot revenues due to new slot machines on the floor and new marketing strategies aimed at improving the gaming floor atmosphere and differentiating our casino from competitors. In addition, table games revenue increased less than $0.1 million or 18% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of moving the table games pit from the back of the casino to the front. Finally, we believe slot gaming revenue also improved partly due to a disruption in operations at the J.P. McGills casino in Cripple Creek during a remodeling project taking place during the first quarter of 2011.

Gaming expenses and hotel, food and beverage expenses increased by $0.1 million or 10.2% and $0.1 million or 19.9%, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased staffing expenses in order to provide better quality customer service, increased gaming taxes as a result of higher gaming revenue and increased promotional prizes and giveaways at the casino. General and administrative expenses increased by $0.1 million or 9.1% due to increased utility costs from colder temperatures for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net earnings increased by $0.2 million or 380.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Cruise Ships & Aruba

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Gaming	$1,346	$598	$748	125.1%
Other	189	-	189	100.0%
Net Operating Revenue	1,535	598	937	156.7%
Gaming Expenses	(1,157)	(422)	(735)	174.2%
General & Administrative Expenses	(146)	(19)	(127)	668.4%
Total Operating Costs and Expenses	(1,415)	(529)	(886)	167.5%
Earnings from Operations	120	69	51	73.9%
Net Earnings	$118	$67	$51	76.1%

Net operating revenue from our ship based casinos and Aruba management agreement increased by $0.9 million or 156.7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily due to the addition of seven ship based casinos and the Aruba management agreement.

Gaming expenses increased by $0.7 million or 174.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is due primarily to concession and annual compensation fees paid to cruise ship operators for the ability to operate ship based casinos, which increased by $0.5 million or 182.4% during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. General and administrative expenses increased by $0.1 million or 668.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased travel expenses for our ship based casinos and the addition of Aruba management agreement expenses.

Net earnings increased $0.1 million or 76.1% for the three months ended March 31, 2011 compared to the three months ended March 31, 2011.

Corporate Other

	For the three months ended March 31,
Amounts in thousands	2011	2010	Change	Percentage Change
Other	$2	-	$2	100.0%
Net Operating Revenue	2	-	2	100.0%
General & Administrative Expenses	(1,354)	(1,446)	92	(6.4%)
Total Operating Costs and Expenses	(1,416)	(1,502)	86	(5.7%)
Losses from Operations	(1,322)	(1,314)	(8)	0.6%
Net Loss	$(850)	$(852)	$2	(0.2%)

General & administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded $0.1 million and $0.2 million of earnings from our investment in CPL for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively. The decrease is primarily a result of decreased gaming revenues and accelerated depreciation of leasehold improvements discussed below for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

On March 9, 2011, CPL was informed that the lease agreement for the Krakow casino would not be renewed. The lease expires on December 31, 2011 and CPL intends to relocate this casino. Based on this information, the net book value of leasehold improvements completed at the Krakow casino will be written off during 2011. The estimated amount of the additional write off in 2011 is 2.24 million Polish Zloty or $0.8 million, for which our 33.3% interest would be $0.3 million.

Depreciation

Depreciation expense increased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Depreciation expense increased by $0.2 million at our Calgary property due to the addition of furniture and equipment and due to the increase of 5.3% in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In Canadian dollars, depreciation expense increased by $0.1 million at our Calgary property.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	For the three months ended March 31,
	2011	2010	Change	Percentage Change
Interest Income	$2	$8	$(6)	(75.0%)
Interest Expense	(246)	(291)	45	(15.5%)
Gains on Foreign Currency Transactions & Other	75	243	(168)	(69.1%)
Non-Operating Expense	$(169)	$(40)	$(129)	322.5%

Interest expense

The decrease in interest expense of less than $0.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is due to lower principal balances on third party debt related to our Edmonton property.

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2011			ended March 31, 2010
			Effective			Effective
	Pre-tax income (loss)	Income tax	tax rate	Pre-tax income (loss)	Income tax	tax rate
Canada	$455	$192	42.2%	$546	$156	28.6%
United States	(498)	25	(5.0%)	(553)	15	(2.7%)
Mauritius	484	5	1.0%	279	9	3.2%
Austria	118	1	0.8%	(107)	-	-
Poland	28	-	-	145	-	-
Total	$587	$223	38.0%	$310	$180	58.1%

We currently have a valuation allowance established for our U.S. deferred tax assets of $5.5 million and a valuation allowance for our foreign deferred tax assets of $0.9 million. If we conclude at a later date that the realization of these deferred tax assets is more likely than not, we will reduce the valuation allowance as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, to fund maintenance and capital expenditures and to provide funds for future development.

Cash and cash equivalents totaled $20.7 million at March 31, 2011, and we had working capital (current assets minus current liabilities) of $10.7 million compared to cash and cash equivalents of $21.5 million and working capital of $9.4 million at December 31, 2010. The decline in cash is primarily due to $2.5 million in repayment of our third party debt related to our Edmonton property. In addition, we invested $1.0 million in various capital expenditure projects at our other properties. This decline was offset by $2.3 million in cash provided by operating activities and a $0.3 million impact on the cash balances due to change in foreign exchange rates.

We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities.

Net cash provided by operating activities was $2.3 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our cash from operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations above.

Net cash used in investing activities of $1.0 million for the three months ended March 31, 2011 consisted of $0.4 million used in building renovations and surveillance system upgrades in Calgary, $0.2 million used to replace surveillance cameras in Central City, $0.1 million used for gaming equipment additions on cruise ship-based casinos placed in service in 2010, $0.1 million used to purchase new slot machines at our Cripple Creek and Central City properties and $0.2 million used in cumulative additions at our remaining properties.

Net cash used in investing activities of $9.8 million for the three months ended March 31, 2010 consisted of $10.5 million used for the acquisition of the Century Casino Calgary (offset by casino cash acquired of $1.2 million), $0.2 million of additions in Edmonton for signs and computer equipment, $0.2 million of additions at Central City for gaming equipment, and $0.3 million of additions at Cripple Creek for gaming equipment. These outflows were offset by $0.2 million in proceeds received from the sale of the Century Casino Millennium.

Net cash used in financing activities of $2.5 million for the three months ended March 31, 2011 consisted of $2.5 million in the repayment and prepayment of our Edmonton Mortgage. As of March 31, 2011, the remaining balance on our Edmonton Mortgage is $11.2 million. We are in compliance with all loan covenants of the Edmonton Mortgage as of March 31, 2011.

Net cash used in financing activities of $0.6 million for the three months ended March 31, 2010 consisted of repayment of $0.4 million towards the Edmonton Mortgage and $0.1 million for repurchases of our outstanding common stock pursuant to the publicly announced repurchase program discussed below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. During 2010, we repurchased 57,330 shares of our common stock for $0.1 million at a weighted average cost of $2.46 per share. We did not repurchase any shares of our common stock during the three months ended March 31, 2011. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2011. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may rely on term loans or mortgages with commercial banks or lines of credit or other debt or equity financings to supplement our working capital and investing requirements. In addition to use of cash in operations, expected uses of cash within one year include capital expenditures for our existing properties and potentially for the project in Switzerland, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock.

We believe that our cash at March 31, 2011 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity such as the potential project in Switzerland and we may be required to seek additional financing in the debt or equity markets.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co Chief Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2011. There were no repurchases of common stock during the three months ended March 31, 2011.

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
Date: May 13, 2011

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