Form 10-Q
period 2011-06-30
CENTURY CASINOS INC /CO/
filed 2011-08-12
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
23,877,362 shares of common stock, $0.01 par value per share, were outstanding as of August 1, 2011.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2011	2010
	(unaudited)	**
ASSETS
Current Assets:
Cash and cash equivalents	$19,757	$21,461
Receivables, net	712	1,088
Prepaid expenses	713	413
Inventories	315	305
Other current assets	1	3
Deferred income taxes	483	197
Total Current Assets	21,981	23,467

Property and equipment, net	103,669	103,956
Goodwill	5,098	4,942
Equity investment	3,337	2,806
Deferred income taxes	1,127	1,219
Other assets	346	336
Total Assets	$135,558	$136,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,279	$4,203
Accounts payable and accrued liabilities	5,364	5,151
Accrued payroll	1,890	2,329
Taxes payable	1,170	2,277
Deferred income taxes	100	97
Total Current Liabilities	10,803	14,057

Long-term debt, less current portion	8,480	9,305
Deferred income taxes	2,188	1,866
Total Liabilities	21,471	25,228

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,993,174 and 23,977,061 shares issued, respectively; 23,877,362 and 23,861,249 shares outstanding, respectively	240	240
Additional paid-in capital	75,137	74,930
Accumulated other comprehensive earnings	6,356	4,982
Retained earnings	32,636	31,628
	114,369	111,780
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	114,087	111,498
Total Liabilities and Shareholders’ Equity	$135,558	$136,726

** Derived from the Company's audited consolidated balance sheet at December 31, 2010.
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for share and per share information	2011	2010	2011	2010
Operating revenue:
Gaming	$15,928	$13,239	$30,753	$25,821
Hotel, bowling, food and beverage	3,141	2,756	6,384	5,521
Other	1,004	770	1,939	1,349
Gross revenue	20,073	16,765	39,076	32,691
Less: Promotional allowances	(2,071)	(1,825)	(3,959)	(3,614)
Net operating revenue	18,002	14,940	35,117	29,077
Operating costs and expenses:
Gaming	7,341	5,854	14,272	11,287
Hotel, bowling, food and beverage	2,553	2,228	5,064	4,338
General and administrative	5,848	5,150	11,216	10,093
Depreciation	1,665	1,524	3,306	3,013
Total operating costs and expenses	17,407	14,756	33,858	28,731
Earnings from equity investment	382	160	474	348
Earnings from operations	977	344	1,733	694
Non-operating income (expense):
Interest income	5	14	7	22
Interest expense	(197)	(281)	(443)	(572)
Gains (losses) on foreign currency transactions & other	114	(244)	189	(1)
Non-operating income (expense), net	(78)	(511)	(247)	(551)
Earnings (loss) before income taxes	899	(167)	1,486	143
Income tax provision	255	92	478	272
Net earnings (loss)	$644	$(259)	$1,008	$(129)

Earnings per share:
Basic	$0.03	$(0.01)	$0.04	$(0.01)
Diluted	$0.03	$(0.01)	$0.04	$(0.01)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2011	2010	2011	2010

Net earnings (loss)	$644	$(259)	$1,008	$(129)
Foreign currency translation adjustments	80	(1,550)	1,374	(920)
Comprehensive earnings (loss)	$724	$(1,809)	$2,382	$(1,049)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2011	2010

Cash Flows from Operating Activities:

Net earnings (loss)	$1,008	$(129)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	3,306	3,013
Loss on disposition of fixed assets	53	7
Amortization of stock-based compensation	192	288
Amortization of deferred financing costs	45	18
Deferred tax expense	119	325
Earnings from equity investment	(474)	(348)

Changes in operating assets and liabilities:
Receivables	$384	$97
Prepaid expenses and other assets	(288)	75
Accounts payable and accrued liabilities	(114)	(417)
Inventories	(2)	(4)
Other operating assets	(50)	(45)
Accrued payroll	(479)	200
Taxes payable	(1,093)	(1,406)
Net cash provided by operating activities	2,607	1,674

Cash Flows from Investing Activities:
Purchases of property and equipment	$(1,683)	$(4,001)
Proceeds from disposition of Century Casino Millennium	0	200
Acquisition of Century Casino Calgary, net of $1,193 cash acquired	0	(9,301)
Proceeds from disposition of assets	16	45
Net cash used in investing activities	(1,667)	(13,057)

Cash Flows from Financing Activities:
Principal repayments	$(3,103)	$(861)
Repurchase of common stock	0	(141)
Proceeds from equity investment dividend	163	0
Proceeds from exercise of options	15	0
Net cash used in financing activities	(2,925)	(1,002)

- Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Effect of Exchange Rate Changes on Cash	281	(104)

(Decrease) in Cash and Cash Equivalents	(1,704)	(12,489)

Cash and Cash Equivalents at Beginning of Period	21,461	36,992
Cash and Cash Equivalents at End of Period	$19,757	$24,503
Supplemental Disclosure of Cash Flow Information:
Interest paid	$429	$557
Income taxes paid	$149	$187

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Please refer to Note 2 of the Company's condensed consolidated financial statements for details of the Company’s acquisition of the Century Casino Calgary in Alberta, Canada in 2010.

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2011, the Company owned casino operations in North America; managed cruise ship-based casinos on international waters; and owned the management agreement to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven casinos in Poland. The Company continues to pursue other projects in various stages of development. See Note 2 for a discussion of the Company’s acquisition of the Century Casino in Calgary, Alberta, Canada in January 2010.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,
Ending Rates	2011	2010
Canadian dollar (CAD)	0.9643	0.9946
Euros (€)	0.6885	0.7468
Polish zloty (PLN)	2.7517	2.9641
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Average Rates	2011	2010	2011	2010
Canadian dollar (CAD)	0.9678	1.0279	0.9769	1.0345
Euros (€)	0.6947	0.7859	0.7130	0.7548
Polish zloty (PLN)	2.7495	3.1575	2.8180	3.022
Source: Pacific Exchange Rate Service

2.	ACQUISITIONS

Century Casino in Calgary

On January 13, 2010, the Company, through Century Casinos Europe (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. In November 2010, we rebranded the casino under the name Century Casino in Calgary.

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

During the year ended December 31, 2010, the Company recognized a $1.2 million gain on the bargain purchase associated with the Century Casino in Calgary acquisition. The bargain purchase was the result of the fair market value of the assets acquired exceeding the purchase price. Pro forma results of operations for 2010 have not been presented, as the impact on consolidated financial results would not have been material.

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of June 30, 2011 and December 31, 2010 and the three and six months ended June 30, 2011 and 2010:

Amounts in thousands (in USD):	June 30,	December 31,
	2011	2010
Balance Sheet:
Current assets	$5,352	$4,197
Noncurrent assets	$12,923	$10,927
Current liabilities	$7,184	$5,503
Noncurrent liabilities	$3,923	$3,842

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Operating Results
Net operating revenue	$13,663	$10,973	$25,199	$24,727
Net earnings	$1,147	$480	$1,422	$1,044

The Company’s maximum exposure to losses in CPL at June 30, 2011 was $3.3 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the six months ended June 30, 2011 are as follows:

Amounts in thousands (in USD)	Total
Balance – December 31, 2010	$2,806
Equity Earnings	474
Effect of foreign currency translation	220
Dividend	(163)
Balance – June 30, 2011	$3,337

4.           GOODWILL

Changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

Amounts in thousands
Balance – December 31, 2010	$4,942
Effect of foreign currency translation	$156
Balance – June 30, 2011	$5,098

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

Promotional allowances presented in the condensed consolidated statement of earnings include the following:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Amounts in thousands
Hotel, Bowling, Food & Beverage	$909	$764	$1,741	$1,495
Free Plays or Coupons	502	539	947	1,108
Player Points	660	522	1,271	1,011
Total Promotional Allowances	$2,071	$1,825	$3,959	$3,614

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

As of June 30, 2011, the Company has established a valuation allowance for its U.S. deferred tax assets of $5.5 million and a valuation allowance for its foreign deferred tax assets of $0.9 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible,
•	Accumulation of net income before tax utilizing a look-back period of three years, and
•	Tax planning strategies.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision for income taxes from operations consists of the following:

	For the six months ended
	June 30,
Amounts in thousands	2011	2010
U.S. Federal - Current	$52	$31
U.S. Federal - Deferred	-	-
Provision for U.S. federal income taxes	52	31

Foreign - Current	$307	$29
Foreign - Deferred	119	212
Provision for foreign income taxes	426	241
Total provision for income taxes	$478	$272

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2011			ended June 30, 2010
	Pre-tax income		Effective	Pre-tax income		Effective
	(loss)	Income tax	tax rate	(loss)	Income tax	tax rate
Canada	$1,258	$403	32.0%	$967	$234	24.2%
United States	(1,056)	52	(4.9%)	(708)	31	(4.4%)
Mauritius	1,133	22	1.9%	205	6	2.9%
Austria	(222)	1	(0.5%)	(654)	1	(0.2%)
Poland*	373	-	-	333	-	-
Total	$1,486	$478	32.1%	$143	$272	190.2%
*Poland includes earnings from the equity investment in CPL.

7.           EARNINGS PER SHARE

Basic earnings (loss) per share considers only weighted average outstanding common shares in the computation. Diluted earnings (loss) per share give effect to all potentially dilutive securities. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances. Weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Weighted average common shares, basic	23,717,165	23,815,936	23,714,215	23,815,936
Dilutive effect of stock options	308,930	0	301,732	0
Weighted average common shares, diluted	24,026,095	23,815,936	24,015,947	23,815,936

The following shares of restricted stock and stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Unvested restricted stock	160,000	280,000	160,000	280,000
Stock options	886,710	1,278,594	886,710	1,278,594

8.           SEGMENT INFORMATION

The following summary provides information concerning the Company’s principal geographic areas:

	Long Lived Assets
	June 30,	December 31,
Amounts in thousands	2011	2010
United States	$56,885	$57,904
International:
Canada	$51,467	$50,474
Europe	3,617	3,102
International waters & other	1,608	1,779
Total international	56,692	55,355
Total	$113,577	$113,259

	Net Operating Revenue		Net Operating Revenue
	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2011	2010	2011	2010
United States	$7,731	$6,826	$14,969	$13,263
International:
Canada	$8,652	$7,596	$16,994	$14,698
International waters & other	1,619	518	3,154	1,116
Total international	10,271	8,114	20,148	15,814
Total	$18,002	$14,940	$35,117	$29,077

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino in Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Cripple Creek, Colorado; and
-	The Century Casino & Hotel in Central City, Colorado.

We also manage ship-based casinos on international waters aboard several cruise ships. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we currently operate ship-based casinos.

Cruise Line	Ship
Oceania Cruises	Regatta
Oceania Cruises	Nautica
Oceania Cruises	Insignia
Oceania Cruises	Marina
TUI Cruises	Mein Schiff 1
TUI Cruises	Mein Schiff 2 *
Windstar Cruises	Wind Surf
Windstar Cruises	Wind Star
Windstar Cruises	Wind Spirit
Regent Seven Seas Cruises	Seven Seas Voyager
Regent Seven Seas Cruises	Seven Seas Mariner
Regent Seven Seas Cruises	Seven Seas Navigator

* The Mein Schiff 2 began operations on May 15, 2011.

We hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of seven full casinos in Poland and account for this investment under the equity method.

In April 2011, CPL was granted a license for a new casino in Sosnowiec, Poland. Sosnowiec is a city of more than 200,000 inhabitants located nearby Katowice, the capital of the province Silesia, which we believe is one of the strongest economic regions in Poland. CPL will rent approximately 5,000 square feet for the new casino in a small, fully refurbished city center shopping/entertainment mall. The planned investment for the new casino is $1.5 million, which will be funded by CPL. We will not be required to invest any amounts. CPL expects to begin operations in this new casino during the fourth quarter of 2011. In addition, the license for the existing CPL casino in Wroclav was renewed on June 7, 2011.

In December 2010, we entered into a long-term management agreement to assist in the operation of a casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s gross revenue and a percentage of the casino’s earnings before interest, taxes, depreciation and amortization. We were not required to invest any amounts under the management agreement.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Average Rates	2011	2010	2011	2010
Canadian dollar (CAD)	0.9678	1.0279	0.9769	1.0345
Euros (€)	0.6947	0.7859	0.7130	0.7548
Polish zloty (PLN)	2.7495	3.1575	2.8180	3.022
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted or will impact our results of operations going forward are discussed below.

Century Casino & Hotel (Edmonton, Alberta, Canada)

During the second quarter of 2011, the Alberta Gaming and Liquor Commission (“AGLC”) continued conversion or replacement of old slot machines by installing four new slot machines and converting 39 slot machines. In addition, the AGLC added one video lottery terminal to the floor bringing the total on the floor to five.

The AGLC has approved the addition of 16 slot machines to the gaming floor. The additional machines will be added during the third quarter of 2011 and bring the total slot machine count to 700 at our property in Edmonton.

Century Casino in Calgary (Calgary, Alberta, Canada)

During the second quarter of 2011, the AGLC continued conversion or replacement of old slot machines by installing 16 new slot machines and converting 19 slot machines.

Century Casino & Hotel (Central City, Colorado)

In December 2010, new owners purchased the Fortune Valley Casino in Central City. Management believes the new Fortune Valley owner will add additional competition to the already very competitive Black Hawk and Central City market. However, our Central City property saw an increase in market share during the second quarter of 2011, which we believe was partly due to the disruption at the Fortune Valley Casino during the transition of ownership.

In addition, the Johnny Z Casino in Central City is undergoing an expansion project to be completed in August 2011 with 50 additional slot machines and a VIP lounge. Management believes the expansion will add competition to the Black Hawk and Central City market.

Century Casino & Hotel (Cripple Creek, Colorado)

A remodeling project at J.P. McGills Casino in Cripple Creek was completed in May 2011. Our Cripple Creek property continued to see an increase in market share during the second quarter of 2011, which we believe was partly due to the disruption at the J.P. McGills Casino during the remodel project.

Cruise Ships

During the second quarter of 2011, we began operating a new ship-based casino aboard the Mein Schiff 2 with TUI Cruises.

Other

On March 7, 2011, we announced that we applied for a casino license in the Canton of Neuchatel, Switzerland. We were one of four companies applying for the license. On June 22, 2011, we announced that Swiss authorities decided to award the casino license to a different project.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming Revenue	$15,928	$13,239	$2,689	20.3%	$30,753	$25,821	$4,932	19.1%
Hotel, Bowling, Food and Beverage Revenue	3,141	2,756	385	14.0%	6,384	5,521	863	15.6%
Other Revenue	1,004	770	234	30.4%	1,939	1,349	590	43.7%
Gross Revenue	20,073	16,765	3,308	19.7%	39,076	32,691	6,385	19.5%
Less Promotional Allowances	(2,071)	(1,825)	(246)	13.5%	(3,959)	(3,614)	(345)	9.5%
Net Operating Revenue	18,002	14,940	3,062	20.5%	35,117	29,077	6,040	20.8%
Gaming Expenses	(7,341)	(5,854)	(1,487)	25.4%	(14,272)	(11,287)	(2,985)	26.4%
Hotel, Bowling, Food and Beverage Expenses	(2,553)	(2,228)	(325)	14.6%	(5,064)	(4,338)	(726)	16.7%
General and Administrative Expenses	(5,848)	(5,150)	(698)	13.6%	(11,216)	(10,093)	(1,123)	11.1%
Total Operating Costs and Expenses	(17,407)	(14,756)	(2,651)	18.0%	(33,858)	(28,731)	(5,127)	17.8%
Earnings from Equity Investment	382	160	222	138.8%	474	348	126	36.2%
Earnings from Operations	977	344	633	184.0%	1,733	694	1,039	149.7%
Net Earnings (Loss)	$644	$(259)	$903	348.6%	$1,008	$(129)	$1,137	881.4%

Earnings Per Share
Basic	$0.03	$(0.01)	$0.04	400.0%	$0.04	$(0.01)	$0.05	500.0%
Diluted	$0.03	$(0.01)	$0.04	400.0%	$0.04	$(0.01)	$0.05	500.0%

Net operating revenue increased by $3.1 million or 20.5% and $6.0 million or 20.8% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, due to increased revenue from all properties. The increase in net operating revenue at our Canadian properties is due in part to higher customer volumes and an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

The increase in net operating revenue at our Central City property is due in part to increased table games revenue generated from craps and player banked poker, increased customer volumes, increased revenue from slot machines that were moved from the lower level to the main level and increased video poker play. The increase in net operating revenue at our Cripple Creek property is due in part to increased slot revenue from new slot machines, additional table games revenue generated after moving the table games pit from the back of the casino to the front, improved customer service and new marketing strategies aimed at improving the gaming floor atmosphere and differentiating our casino from competitors.

The increase in net operating revenue from our ship-based casinos and other is primarily due to additional ship-based casinos placed into operation during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.

Total operating costs and expenses increased by $2.7 million or 18.0% and $5.1 million or 17.8% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, due to increased operating costs at all of our properties. Total operating costs and expenses at our property in Edmonton increased primarily due to the increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Total operating costs and expenses at our property in Calgary increased due to the addition of a player’s club point redemption program and additional staffing costs incurred in order to provide improved customer service for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase is also attributable to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Total operating costs and expenses at our Colorado properties increased due to increased marketing costs from more aggressive marketing campaigns, increased gaming taxes as a result of higher gaming revenue and increased staffing costs in order to provide improved customer service for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

Total operating costs and expenses from our ship-based casinos increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 as a result of increased concession and annual fees paid to cruise ship operators for the ability to operate ship-based casinos.

Net earnings increased by $0.9 million and $1.1 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is due to increased earnings from operations at our Edmonton, Central City and Cripple Creek properties offset by losses from operations at our Calgary property. In addition, the increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, contributed to the increase in net earnings.

Casinos

Edmonton
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$4,452	$3,880	$572	14.7%	$8,536	$7,665	$871	11.4%
Hotel, Food and Beverage	1,449	1,284	165	12.9%	2,871	2,592	279	10.8%
Other	533	515	18	3.5%	997	934	63	6.7%
Gross Revenue	6,434	5,679	755	13.3%	12,404	11,191	1,213	10.8%
Less Promotional Allowances	(249)	(182)	(67)	36.8%	(466)	(334)	(132)	39.5%
Net Operating Revenue	6,185	5,497	688	12.5%	11,938	10,857	1,081	10.0%
Gaming Expenses	(1,681)	(1,600)	(81)	5.1%	(3,293)	(3,109)	(184)	5.9%
Hotel, Food and Beverage Expenses	(959)	(857)	(102)	11.9%	(1,882)	(1,711)	(171)	10.0%
General & Administrative Expenses	(1,382)	(1,274)	(108)	8.5%	(2,760)	(2,625)	(135)	5.1%
Total Operating Costs and Expenses	(4,399)	(4,087)	(312)	7.6%	(8,676)	(8,141)	(535)	6.6%
Earnings from Operations	1,786	1,410	376	26.7%	3,262	2,716	546	20.1%
Net Earnings	$1,182	$855	$327	38.2%	$2,080	$1,574	$506	32.1%

Net operating revenue at our property in Edmonton increased by $0.7 million or 12.5% and $1.1 million or 10.0% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is primarily due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, net operating revenue increased $0.3 million or 6.0% and $0.4 million or 3.8% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. The increase in net operating revenue is also due to an increase in gaming revenue of $0.6 million or 14.7% and $0.9 million or 11.4% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.  The increase in gaming revenue is due to increased customer volumes and an increase in table games hold percentage.

Net operating revenue also increased due to higher hotel, food and beverage revenue of $0.2 million or 12.9% and $0.3 million or 10.8% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in hotel, food and beverage revenue is primarily the result of increased food and beverage revenue from the Yuk Yuk’s Comedy Club, which we began operating without a third party provider in September 2010. The increase is also due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, hotel, food and beverage revenue increased $0.1 million for both the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.

Promotional allowances increased by $0.1 million or 36.8% and $0.1 million or 39.5% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increases are primarily due to increased player’s club point redemptions. Total operating costs and expenses increased by $0.3 million or 7.6% and $0.5 million or 6.6% at our property in Edmonton due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 of 5.8% and 5.6%, respectively. In Canadian dollars, total operating costs and expenses in Edmonton increased by $0.1 million for both the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Net earnings increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, net earnings increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.

Calgary

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$1,646	$1,452	$194	13.4%	$3,163	$2,505	$658	26.3%
Bowling, Food and Beverage	747	600	147	24.5%	1,711	1,237	474	38.3%
Other	211	133	78	58.6%	436	235	201	85.5%
Gross Revenue	2,604	2,185	419	19.2%	5,310	3,977	1,333	33.5%
Less Promotional Allowances	(137)	(87)	(50)	57.5%	(254)	(136)	(118)	86.8%
Net Operating Revenue	2,467	2,098	369	17.6%	5,056	3,841	1,215	31.6%
Gaming Expenses	(912)	(846)	(66)	7.8%	(1,859)	(1,373)	(486)	35.4%
Bowling, Food and Beverage Expenses	(666)	(526)	(140)	26.6%	(1,383)	(1,011)	(372)	36.8%
General & Adminstrative Expenses	(769)	(752)	(17)	2.3%	(1,595)	(1,304)	(291)	22.3%
Total Operating Costs and Expenses	(2,541)	(2,191)	(350)	16.0%	(5,220)	(3,796)	(1,424)	37.5%
(Losses) Earnings from Operations	(74)	(93)	19	20.4%	(164)	45	(209)	(464.4%)
Net (Loss) Earnings	$(73)	$(62)	$(11)	(17.7%)	$(236)	$32	$(268)	(837.5%)

Net operating revenue at our property in Calgary increased by $0.4 million or 17.6% and $1.2 million or 31.6% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is primarily due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, net operating revenue increased $0.2 million or 10.9% and $1.0 million or 24.5% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in net operating revenue is also due to increased gaming revenues of $0.2 million or 13.4% and $0.7 million or 26.3% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in gaming revenue is due to an increase in slot revenue from higher customer volumes at our property in Calgary.

The increase in net operating revenue is also due to increased bowling, food and beverage revenue of $0.2 million or 24.5% and $0.5 million or 38.3% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is due to new bowling lanes, bowling leagues that utilize our facility, additional customer volumes in the casino and improved customer service and food quality at all of our Calgary food and beverage outlets. The increase is also due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% and 5.6% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, bowling, food, and beverage revenue increased $0.1 million or 17.6% and $0.4 million or 30.7% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Total operating costs and expenses increased by $0.4 or 16.0% and $1.4 million or 37.5% at the Century Casino in Calgary during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in operating costs and expenses is due to the addition of a player’s club point redemption program, additional marketing costs and additional staffing costs in order to provide improved customer service. In addition, the increase in total operating costs and expenses is attributable to an increase in the average exchange rate between the U.S. dollar and Canadian dollar for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 of 5.8% and 5.6%, respectively. In Canadian dollars, total operating costs and expenses in Calgary increased by $0.2 million and $1.2 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Net earnings decreased by less than $0.1 million and $0.3 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. In Canadian dollars, net earnings increased by $0.1 million and less than $0.1 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Central City
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$4,930	$4,543	$387	8.5%	$9,694	$9,118	$576	6.3%
Hotel, Food and Beverage	601	570	31	5.4%	1,159	1,104	55	5.0%
Other	40	36	4	11.1%	75	74	1	1.4%
Gross Revenue	5,571	5,149	422	8.2%	10,928	10,296	632	6.1%
Less Promotional Allowances	(1,051)	(939)	(112)	11.9%	(2,008)	(1,915)	(93)	4.9%
Net Operating Revenue	4,520	4,210	310	7.4%	8,920	8,381	539	6.4%
Gaming Expenses	(2,157)	(1,928)	(229)	11.9%	(4,216)	(3,854)	(362)	9.4%
Hotel, Food and Beverage Expenses	(540)	(497)	(43)	8.7%	(1,038)	(961)	(77)	8.0%
General & Administrative Expenses	(886)	(838)	(48)	5.7%	(1,772)	(1,699)	(73)	4.3%
Total Operating Costs and Expenses	(4,247)	(3,937)	(310)	7.9%	(8,345)	(7,860)	(485)	6.2%
Earnings from Operations	273	273	0	0	575	521	54	10.4%
Net Earnings	$177	$176	$1	0.6%	$372	$338	$34	10.1%

Net operating revenue at our property in Central City increased by $0.3 million or 7.4% and $0.5 million or 6.4% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is due to increases in gaming revenue of $0.4 million or 8.5% and $0.6 million or 6.3% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in gaming revenue is due to increased table games revenue generated from craps and player banked poker, increased customer volumes that we believe resulted from the disruption at the Fortune Valley Casino in Central City during the transition of ownership, increased revenue from slot machines that were moved from the lower to the main level and increased video poker play.

Total operating costs and expenses increased by $0.3 million or 7.9% and $0.5 million or 6.2% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in total operating costs and expenses is due to increased marketing costs for promotional prizes and giveaways as well as player participation in bus ridership rewards in which the casino reimburses a portion of players’ bus fare to the casino, increased gaming taxes as a result of higher gaming revenue, and increased staffing costs in order to provide improved customer service.

Net earnings remained flat at $0.2 million for both the three months ended June 30, 2011 and the three months ended June 30, 2010 and increased less than $0.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Cripple Creek
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$3,474	$2,901	$573	19.8%	$6,588	$5,471	$1,117	20.4%
Hotel, Food and Beverage	343	302	41	13.6%	644	589	55	9.3%
Other	27	31	(4)	(12.9%)	48	52	(4)	(7.7%)
Gross Revenue	3,844	3,234	610	18.9%	7,280	6,112	1,168	19.1%
Less Promotional Allowances	(633)	(617)	(16)	2.6%	(1,231)	(1,230)	(1)	0.1%
Net Operating Revenue	3,211	2,617	594	22.7%	6,049	4,882	1,167	23.9%
Gaming Expenses	(1,364)	(1,094)	(270)	24.7%	(2,520)	(2,143)	(377)	17.6%
Hotel, Food and Beverage Expenses	(388)	(348)	(40)	11.5%	(761)	(659)	(102)	15.5%
General & Administrative Expenses	(769)	(686)	(83)	12.1%	(1,547)	(1,399)	(148)	10.6%
Total Operating Costs and Expenses	(2,779)	(2,422)	(357)	14.7%	(5,344)	(4,784)	(560)	11.7%
Earnings from Operations	432	195	237	121.5%	705	98	607	619.4%
Net Earnings	$268	$121	$147	121.5%	$437	$61	$376	616.4%

Net operating revenue at our property in Cripple Creek increased by $0.6 million or 22.7% and $1.2 million or 23.9% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increases are due to increases in gaming revenue of $0.6 million or 19.8% and $1.1 million or 20.4% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in gaming revenue is due to increased slot revenues from new slot machines, additional table games revenue generated after moving the table games pit from the back of the casino to the front, improved customer service and new marketing strategies aimed at improving the gaming floor atmosphere and differentiating our casino from competitors.

Total operating costs and expenses increased by $0.4 million or 14.7% and $0.6 million or 11.7% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase in total operating costs and expenses is due to increased marketing costs for more aggressive marketing campaigns, increased gaming taxes as a result of higher gaming revenue and increased staffing costs in order to provide improved customer service.

Net earnings increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Cruise Ships and Other
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$1,426	$464	$962	207.3%	$2,772	$1,062	$1,710	161.0%
Other	193	54	139	257.4%	383	54	329	609.3%
Net Operating Revenue	1,619	518	1,101	212.5%	3,155	1,116	2,039	182.7%
Gaming Expenses	(1,227)	(388)	(839)	216.2%	(2,384)	(808)	(1,576)	195.0%
General & Administrative Expenses	(122)	(51)	(71)	139.2%	(268)	(72)	(196)	272.2%
Total Operating Costs and Expenses	(1,457)	(521)	(936)	179.7%	(2,871)	(1,050)	(1,821)	173.4%
Earnings (Losses) from Operations	162	(3)	165	5500.0%	284	66	218	330.3%
Net Earnings (Loss)	$160	$(3)	$163	5433.3%	$279	$64	$215	335.9%

Net operating revenue from our ship-based casinos and other increased by $1.1 million or 212.7% and $2.0 million or 182.7% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is primarily due to additional ship-based casinos for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

Total operating costs and expenses increased by $0.9 million or 179.7 % and $1.8 million or 173.4% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is a result of increased concession and annual fees paid to cruise ship operators for the ability to operate ship-based casinos, which increased by $0.6 million and $1.1 million during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Net earnings increased $0.2 million for both the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2011, respectively.

Corporate Other
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
General & Administrative Expenses	(1,920)	(1,551)	(369)	(23.8%)	(3,274)	(2,990)	(284)	(9.5%)
Total Operating Costs and Expenses	(1,984)	(1,603)	(381)	(23.8%)	(3,402)	(3,100)	(302)	(9.7%)
Losses from Operations	(1,603)	(1,443)	(160)	(11.1%)	(2,929)	(2,752)	(177)	(6.4%)
Net Loss	$(1,070)	$(1,346)	$276	20.5%	$(1,924)	$(2,198)	$274	12.5%

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties. General and administrative expenses increased by $0.4 million or 23.9% and $0.3 million or 9.5% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, primarily due to expenses related to the bid for the Switzerland license and increased expenses for professional tax services. General and administrative expenses were offset by gains on foreign currency of $0.4 million or 147.1% and $0.3 million or 402.7% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded an increase of $0.2 million and $0.1 million of earnings from our investment in CPL for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The increase is primarily a result of increased gaming revenues offset by accelerated depreciation of leasehold improvements discussed below for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

On March 9, 2011, CPL was informed that the lease agreement for the Krakow casino would not be renewed. The lease expires on December 31, 2011 and CPL intends to relocate this casino. Based on this information, the net book value of leasehold improvements completed at the Krakow casino is being written off during 2011. The estimated amount of the additional write off in 2011 is 2.24 million Polish Zloty or $0.8 million, for which our 33.3% interest would be $0.3 million.

On July 29, 2011 our co-shareholders in Casinos Poland (LOT Polish Airlines and PPL Polish Airports) informed us about their intent to sell their shares in Casinos Poland (66,66% of the total shares) to the Totalizator Sportowy Group, the state owned Polish national lottery firm. LOT and PPL requested Century`s consent to the respective conditional sales agreement. According to the articles of association of Casinos Poland, such consent is necessary for the legal effectiveness of any share transfer.

Depreciation

Depreciation expense increased $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $0.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the addition of furniture and equipment at our property in Calgary.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Interest Income	$5	$14	$(9)	(64.3%)	$7	$22	$(15)	(68.2%)
Interest Expense	(197)	(281)	84	(29.9%)	(443)	(572)	129	(22.6%)
Gains (losses) on Foreign Currency Transactions & Other	114	(244)	358	146.7%	189	(1)	190	19000.0%
Non-Operating Expense	$(78)	$(511)	$433	(84.7%)	$(247)	$(551)	$304	(55.2%)

Interest expense

The decrease in interest expense of $0.1 million for both the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 is due to lower principal balances on third party debt related to our Edmonton property.

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2011			ended June 30, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$1,258	$403	32.0%	$967	$234	24.2%
United States	(1,056)	52	(4.9%)	(708)	31	(4.4%)
Mauritius	1,133	22	1.9%	205	6	2.9%
Austria	(222)	1	(0.5%)	(654)	1	(0.2%)
Poland*	373	-	-	333	-	-
Total	$1,486	$478	32.1%	$143	$272	190.2%
*Poland includes earnings from the equity investment in CPL.

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

Cash and cash equivalents totaled $19.8 million at June 30, 2011, and we had working capital (current assets minus current liabilities) of $11.2 million compared to cash and cash equivalents of $21.5 million and working capital of $9.4 million at December 31, 2010. The decline in cash is primarily due to $3.1 million in repayment of third party mortgage debt related to our Edmonton property. In addition, we invested $1.7 million in various capital expenditure projects at our other properties. These declines were offset by $2.6 million in cash provided by operating activities, a $0.2 million cash dividend received from our equity investment in CPL and a $0.3 million impact on the cash balances due to changes in foreign exchange rates.

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

Net cash provided by operating activities was $2.6 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our cash from operating activities, please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations above.

Net cash used in investing activities of $1.7 million for the six months ended June 30, 2011 consisted of $0.7 million used to purchase slot machines and a kiosk, replace surveillance cameras, and purchase property in Central City, $0.5 million used in building renovations and electrical upgrades in Calgary, $0.2 million used to purchase slot machines and a kiosk in Cripple Creek, $0.1 million used for gaming equipment additions on cruise ship-based casinos and $0.2 million used in cumulative additions at our remaining properties.

Net cash used in investing activities of $13.1 million for the six months ended June 30, 2010 consisted of $10.5 million used for the acquisition of the Century Casino in Calgary (offset by casino cash acquired of $1.2 million), $2.2 million to purchase land in Cripple Creek, $1.1 million used in the acquisition of property and equipment in Calgary, $0.2 of additions in Edmonton for signs and computer equipment, $0.2 million of additions at Central City for gaming equipment, and $0.3 million of additions at Cripple Creek for gaming equipment. These outflows were offset by $0.2 million in proceeds received from the sale of the Century Casino Millennium.

Net cash used in financing activities of $2.9 million for the six months ended June 30, 2011 consisted of $3.1 million in the repayment and prepayment of our Edmonton Mortgage debt offset by $0.2 million cash dividend received from our equity investment in CPL. As of June 30, 2011, the remaining balance on our Edmonton Mortgage debt is $10.8 million. We were in compliance with all covenants of the Edmonton Mortgage loan as of June 30, 2011.

Net cash used in financing activities of $1.0 million for the six months ended June 30, 2010 consisted of repayment of $0.9 million of our Edmonton Mortgage debt and $0.1 million for repurchases of our outstanding common stock pursuant to the publicly announced repurchase program discussed below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. During the three months ended June 30, 2010, we repurchased 57,330 shares of our common stock for $0.1 million at a weighted average cost of $2.46 per share. We did not repurchase any shares of our common stock during the six months ended June 30, 2011. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2011. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of our future operating cash flows will be from our gaming operations. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. In addition to the use of cash in operations, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock.

We believe that our cash at June 30, 2011 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2011. There were no repurchases of common stock during the six months ended June 30, 2011.

Item 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extenstion Presentation Linkbase Document**

** Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CASINOS, INC.

/s/ Margaret Stapleton
Margaret Stapleton
Vice President and Principal Financial Officer
Date: August 12, 2011

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.