Form 10-Q
period 2011-09-30
CENTURY CASINOS INC /CO/
filed 2011-11-08
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
23,877,362 shares of common stock, $0.01 par value per share, were outstanding as of November 1, 2011.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Amounts in thousands, except for share information	2011	2010
	(unaudited)	**
ASSETS
Current Assets:
Cash and cash equivalents	$21,306	$21,461
Receivables, net	950	1,088
Prepaid expenses	830	413
Inventories	274	305
Other current assets	1	3
Deferred income taxes	443	197
Total Current Assets	23,804	23,467

Property and equipment, net	99,357	103,956
Goodwill	4,731	4,942
Equity investment	3,034	2,806
Deferred income taxes	1,263	1,219
Other assets	311	336
Total Assets	$132,500	$136,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,106	$4,203
Accounts payable and accrued liabilities	5,024	5,151
Accrued payroll	2,111	2,329
Taxes payable	1,984	2,277
Deferred income taxes	100	97
Total Current Liabilities	11,325	14,057

Long-term debt, less current portion	7,339	9,305
Deferred income taxes	2,055	1,866
Total Liabilities	20,719	25,228

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,993,174 and 23,977,061 shares issued, respectively; 23,877,362 and 23,861,249 shares outstanding, respectively	240	240
Additional paid-in capital	75,141	74,930
Accumulated other comprehensive earnings	2,623	4,982
Retained earnings	34,059	31,628
	112,063	111,780
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	111,781	111,498
Total Liabilities and Shareholders’ Equity	$132,500	$136,726

** Derived from the Company's audited consolidated balance sheet at December 31, 2010.
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands, except for per share information	2011	2010	2011	2010
Operating revenue:
Gaming	$16,236	$14,348	$46,989	$40,169
Hotel, bowling, food and beverage	3,152	2,789	9,536	8,311
Other	956	773	2,895	2,122
Gross revenue	20,344	17,910	59,420	50,602
Less: Promotional allowances	(2,198)	(1,926)	(6,157)	(5,541)
Net operating revenue	18,146	15,984	53,263	45,061
Operating costs and expenses:
Gaming	7,543	6,289	21,815	17,578
Hotel, bowling, food and beverage	2,565	2,404	7,629	6,742
General and administrative	5,213	4,986	16,429	15,082
Depreciation	1,526	1,529	4,832	4,542
Total operating costs and expenses	16,847	15,208	50,705	43,944
Earnings from equity investment	249	(32)	723	316
Earnings from operations	1,548	744	3,281	1,433
Non-operating income (expense):
Interest income	6	17	13	39
Interest expense	(186)	(280)	(629)	(861)
(Losses) gains on foreign currency transactions & other	(27)	14	162	26
Non-operating income (expense), net	(207)	(249)	(454)	(796)
Earnings before income taxes	1,341	495	2,827	637
Income tax provision	(82)	174	396	446
Net earnings	$1,423	$321	$2,431	$191

Earnings per share:
Basic	$0.06	$0.01	$0.10	$0.01
Diluted	$0.06	$0.01	$0.10	$0.01

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2011	2010	2011	2010

Net earnings	$1,423	$321	$2,431	$191
Foreign currency translation adjustments	(3,733)	1,259	(2,359)	339
Comprehensive (loss) earnings	$(2,310)	$1,580	$72	$530

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2011	2010

Cash Flows from Operating Activities:

Net earnings	$2,431	$191
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,832	4,542
Loss on disposition of fixed assets	55	68
Amortization of stock-based compensation	196	386
Amortization of deferred financing costs	51	24
Deferred tax expense	(113)	479
Earnings from equity investment	(723)	(316)

Changes in operating assets and liabilities:
Receivables	$124	$78
Prepaid expenses and other assets	(425)	43
Accounts payable and accrued liabilities	(323)	(45)
Inventories	16	(9)
Other operating assets	(36)	(83)
Accrued payroll	(180)	129
Taxes payable	(252)	(869)
Net cash provided by operating activities	5,653	4,618

Cash Flows from Investing Activities:
Purchases of property and equipment	$(2,128)	$(6,441)
Proceeds from disposition of Century Casino Millennium	0	200
Acquisition of Century Casino Calgary, net of $1,193 cash acquired	0	(9,301)
Proceeds from disposition of assets	16	64
Net cash used in investing activities	(2,112)	(15,478)

Cash Flows from Financing Activities:
Principal repayments	$(3,680)	$(1,298)
Repurchase of common stock	0	(141)
Proceeds from equity investment dividend	163	0
Proceeds from exercise of options	15	57
Net cash used in financing activities	(3,502)	(1,382)

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Effect of Exchange Rate Changes on Cash	(194)	54

(Decrease) in Cash and Cash Equivalents	(155)	(12,188)

Cash and Cash Equivalents at Beginning of Period	21,461	36,992
Cash and Cash Equivalents at End of Period	$21,306	$24,804
Supplemental Disclosure of Cash Flow Information:
Interest paid	$607	$845
Income taxes paid	$188	$201

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

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (together with its wholly owned subsidiaries, the “Company”) is an international casino entertainment company. As of September 30, 2011, the Company owned casino operations in North America; operated cruise ship-based casinos on international waters; and owned the management agreement to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven casinos in Poland. The Company continues to pursue other projects in various stages of development.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

Transactions that are denominated in a foreign currency are translated and recorded at the exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate between such foreign currency and the U.S. dollar at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate between such foreign currency and the U.S. dollar for the period in which they are incurred.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31
Ending Rates	2011	2010
Canadian dollar	1.0389	0.9946
Euros	0.7436	0.7468
Polish zloty	3.2574	2.9641
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Average Rates	2011	2010	2011	2010
Canadian dollar	0.9797	1.0395	0.9778	1.0362
Euros	0.7077	0.7741	0.7113	0.7612
Polish zloty	2.9369	3.1036	2.8576	3.0492
Source: Pacific Exchange Rate Service

2.	ACQUISITIONS

Century Casino Calgary

On January 13, 2010, the Company, through Century Casinos Europe (“CCE”), acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. In November 2010, the Company rebranded the casino under the name Century Casino Calgary.

The total consideration for the transaction was $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. CCE paid $1.0 million of the consideration in November 2009 and the remaining $10.5 million in January 2010. The purchase price was paid from cash on hand. There was no contingent consideration for the transaction.

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on January 13, 2010, the date of acquisition:

Amounts in thousands
Acquisition Date	January 13, 2010
Cash	$1,193
Accounts receivable	202
Prepaid expenses	207
Inventory	56
Property and equipment	10,977
Deferred tax asset, net	690
Total assets acquired	13,325
Accounts payable and accrued liabilities	429
Accrued payroll	222
Total liabilities assumed	651
Net assets	12,674
Excess of net assets over purchase consideration (bargain purchase)	(1,180)
Purchase consideration	11,494

Cash acquired	(1,193)
Cash deposit made in 2009	(1,000)
Net cash paid in 2010	$9,301

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

3.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of September 30, 2011, December 31, 2010 and the three and nine months ended September 30, 2011 and 2010:

Amounts in thousands (in USD):	September 30, 2011	December 31, 2010
Balance Sheet:
Current assets	$4,444	$4,197
Noncurrent assets	$11,327	$10,927
Current liabilities	$5,624	$5,503
Noncurrent liabilities	$3,388	$3,842

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Operating Results
Net operating revenue	$13,648	$8,955	$38,847	$33,682
Net earnings	$747	$(95)	$2,169	$949

The Company’s maximum exposure to losses in CPL at September 30, 2011 was $3.0 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the nine months ended September 30, 2011 are as follows:

Amounts in thousands (in USD)
Balance – December 31, 2010	$2,806
Equity Earnings	723
Effect of foreign currency translation	(332)
Dividend	(163)
Balance – September 30, 2011	$3,034

4.           GOODWILL

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

Amounts in thousands
Balance – December 31, 2010	$4,942
Effect of foreign currency translation	($211)
Balance – September 30, 2011	$4,731

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

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

Promotional allowances presented in the condensed consolidated statement of earnings include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Amounts in thousands
Hotel, Bowling, Food & Beverage	$960	$834	$2,701	$2,328
Free Plays or Coupons	566	556	1,513	1,665
Player Points	672	536	1,943	1,548
Total Promotional Allowances	$2,198	$1,926	$6,157	$5,541

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

As of September 30, 2011, the Company has established a valuation allowance for its U.S. deferred tax assets of $5.6 million and a valuation allowance for its foreign deferred tax assets of $0.8 million. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision for income taxes from operations consists of the following:

	For the nine months ended
	September 30,
Amounts in thousands	2011	2010
U.S. Federal - Current	$72	$112
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	72	112

Foreign - Current	$437	$0
Foreign - Deferred	(113)	334
Provision for foreign income taxes	324	334
Total provision for income taxes	$396	$446

The Company’s income tax expense by jurisdiction is summarized in the table below:

Amounts in thousands	For the three months ended September 30, 2011			For the three months ended September 30, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$557	($130)	(23.3%)	$311	$85	27.3%
United States	(31)	20	(64.5%)	403	81	20.1%
Mauritius	496	27	5.4%	243	7	3.0%
Austria	90	1	0.5%	(338)	1	(0.3%)
Poland *	229	0	0.0%	(124)	0	0.0%
Total	$1,341	($82)	(6.1%)	$495	$174	35.2%
* Poland includes earnings from the equity investment in CPL.

Amounts in thousands	For the nine months ended September 30, 2011			For the nine monhts ended September 30, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$1,814	$273	15.1%	$1,279	$319	25.0%
United States	(1,087)	72	(6.6%)	(305)	112	(36.7%)
Mauritius	1,629	49	3.0%	453	13	2.9%
Austria	(132)	2	(1.5%)	(992)	2	(0.2%)
South Africa	0	0	0.0%	(6)	0	0.0%
Poland *	603	0	0.0%	208	0	0.0%
Total	$2,827	$396	14.0%	$637	$446	70.0%
* Poland includes earnings from the equity investment in CPL.

7.           EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based  upon  the  weighted  average  number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances. Weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Weighted average common shares, basic	23,877,362	23,678,795	23,715,224	23,584,079
Dilutive effect of stock options	313,890	172,315	299,915	187,851
Weighted average common shares, diluted	24,191,252	23,851,110	24,015,139	23,771,930

The following stock options are anti-dilutive and have not been included in the calculation of weighted average shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stock options	886,710	926,710	886,710	926,710

8.           SEGMENT INFORMATION

The following summary provides information concerning amounts attributable to the Company’s principal geographic areas:

	Long Lived Assets
	As of September 30,	As of December 31,
Amounts in thousands	2011	2010
United States	$56,263	$57,904
International:
Canada	$47,658	$50,474
Europe	3,281	3,102
Cruise Ships & Other	1,494	1,779
Total international	52,433	55,355
Total	$108,696	$113,259

	Net Operating Revenue		Net Operating Revenue
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2011	2010	2011	2010
United States	$8,257	$7,858	$23,227	$21,123
International:
Canada	$8,301	$7,256	$25,294	$21,953
Cruise Ships & Other	$1,588	870	$4,742	1,985
Total international	9,889	8,126	30,036	23,938
Total	$18,146	$15,984	$53,263	$45,061

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

The Century Casino & Hotel in Edmonton, Alberta, Canada;
The Century Casino Calgary, Alberta, Canada;
The Century Casino & Hotel in Cripple Creek, Colorado; and
The Century Casino & Hotel in Central City, Colorado.

We also operate ship-based casinos on international waters aboard several cruise ships. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we currently operate ship-based casinos.

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

In April 2011, CPL was granted a license for a new casino in Sosnowiec, Poland. Sosnowiec is a city of more than 200,000 inhabitants located nearby Katowice, the capital of the province Silesia, which we believe is one of the strongest economic regions in Poland. CPL expects to begin operations in this new casino during the second quarter of 2012. In addition, the license for the existing CPL casino in Wroclav was renewed on June 7, 2011.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Average Rates	2011	2010	2011	2010
Canadian dollar	0.9797	1.0395	0.9778	1.0362
Euros	0.7077	0.7741	0.7113	0.7612
Polish zloty	2.9369	3.1036	2.8576	3.0492
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted or will impact our results of operations are discussed below.

Century Casino & Hotel (Edmonton, Alberta, Canada)

The Alberta Gaming and Liquor Commission approved the addition of 16 slot machines to the gaming floor during the third quarter of 2011. The 16 additional machines bring the total slot machine count to 700 at our property in Edmonton.

Century Casino Calgary (Calgary, Alberta, Canada)

During the third quarter of 2011, an additional Ultimate Texas Hold’em table and a Craps table were added to the gaming floor at our property in Calgary.

In addition, we intend to invest $0.2 million to add a 24-hour poker room to the casino in Calgary. The property plans to begin construction of this room during the fourth quarter of 2011 and expects the room to be completed and operational during the first quarter of 2012.

Century Casino & Hotel (Central City, Colorado)

A competitor in Central City, the Johnny Z Casino, completed an expansion project during the third quarter of 2011, adding 50 additional slot machines and a VIP lounge. Management believes the expansion will increase competition in the already competitive Black Hawk and Central City market.

In addition, in September 2011, our property in Central City was voted the second best casino in the greater Denver area by ABC Channel 7 in Denver, Colorado. The Central City property placed second only behind Ameristar Casino in Black Hawk, Colorado.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming Revenue	$16,236	$14,348	$1,888	13.2%	$46,989	$40,169	$6,820	17.0%
Hotel, Bowling, Food and Beverage Revenue	3,152	2,789	363	13.0%	9,536	8,311	1,225	14.7%
Other Revenue	956	773	183	23.7%	2,895	2,122	773	36.4%
Gross Revenue	20,344	17,910	2,434	13.6%	59,420	50,602	8,818	17.4%
Less Promotional Allowances	(2,198)	(1,926)	(272)	14.1%	(6,157)	(5,541)	(616)	11.1%
Net Operating Revenue	18,146	15,984	2,162	13.5%	53,263	45,061	8,202	18.2%
Gaming Expenses	(7,543)	(6,289)	(1,254)	19.9%	(21,815)	(17,578)	(4,237)	24.1%
Hotel, Bowling, Food and Beverage Expenses	(2,565)	(2,404)	(161)	6.7%	(7,629)	(6,742)	(887)	13.2%
General and Administrative Expenses	(5,213)	(4,986)	(227)	4.6%	(16,429)	(15,082)	(1,347)	8.9%
Total Operating Costs and Expenses	(16,847)	(15,208)	(1,639)	10.8%	(50,705)	(43,944)	(6,761)	15.4%
Earnings from Equity Investment	249	(32)	281	878.1%	723	316	407	128.8%
Earnings from Operations	1,548	744	804	108.2%	3,281	1,433	1,848	129.0%
Net Earnings	$1,423	$321	$1,102	343.3%	$2,431	$191	$2,240	1172.8%

Earnings Per Share
Basic	$0.06	$0.01	$0.05	500.0%	$0.10	$0.01	$0.09	900.0%
Diluted	$0.06	$0.01	$0.05	500.0%	$0.10	$0.01	$0.09	900.0%

Net operating revenue increased by $2.2 million, or 13.5%, and $8.2 million, or 18.2%, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Net operating revenue increased at all properties except Central City for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net operating revenue increased at all properties for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Following is a breakout of net operating revenue by property for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively:

•	Net operating revenue at our property in Edmonton increased by $0.6 million, or 10.6%, and $1.6 million, or 10.2%

•	Net operating revenue at our property in Calgary increased by $0.5 million, or 24.5%, and $1.7 million, or 29.3%

•	Net operating revenue at our property in Central City decreased by $0.1 million, or 2.0%, and increased by $0.4 million, or 3.3%

•	Net operating revenue at our property in Cripple Creek increased by $0.5 million, or 16.5%, and $1.7 million, or 21.0%

•	Net operating revenue from our ship-based casinos and other increased by $0.7 million, or 82.5%, and $2.8 million, or 138.8%

Total operating costs and expenses increased by $1.6 million, or 10.8%, and $6.8 million, or 15.4%, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Total operating costs increased at all of our properties for both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Following is a breakout of total operating costs and expenses by property for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively:

•	Total operating costs and expenses at our property in Edmonton increased by $0.3 million, or 8.4%, and $0.9 million, or 7.2%

•	Total operating costs and expenses at our property in Calgary increased by $0.4 million, or 19.4%, and $1.8 million, or 31.0%

•	Total operating costs and expenses at our property in Central City increased by less than $0.1 million, or 0.8%, and $0.5 million, or 4.3%

•	Total operating costs and expenses at our property in Cripple Creek increased by $0.3 million, or 11.2%, and $0.9 million, or 11.5%

•	Total operating costs and expenses for our ship-based casinos and other increased by $0.6 million, or 75.8%, and $2.5 million, or 130.2%

•	Total operating costs and expenses for corporate other decreased by $0.1 million, or 5.8%, and $0.2 million, or 4.9%

Net earnings increased by $1.1 million and $2.2 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Net earnings increased at all of our properties except Central City for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net earnings increased at all of our properties except for Central City and Calgary for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Following is a breakout of net earnings by property for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively:

•	Net earnings at our property in Edmonton increased by $0.4 million and $0.9 million

•	Net earnings at our property in Calgary increased by $0.2 million and decreased by $0.1 million

•	Net earnings at our property in Central City decreased by $0.1 million and less than $0.1 million

•	Net earnings at our property in Cripple Creek increased by $0.1 million and $0.5 million

•	Net earnings from our ship-based casinos increased by $0.1 million and $0.3 million

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$4,285	$3,788	$497	13.1%	$12,821	$11,453	$1,368	11.9%
Hotel, Food and Beverage	1,359	1,237	122	9.9%	4,230	3,828	402	10.5%
Other	447	446	1	0.2%	1,445	1,380	65	4.7%
Gross Revenue	6,091	5,471	620	11.3%	18,496	16,661	1,835	11.0%
Less Promotional Allowances	(239)	(179)	(60)	33.5%	(705)	(513)	(192)	37.4%
Net Operating Revenue	5,852	5,292	560	10.6%	17,791	16,148	1,643	10.2%
Gaming Expenses	(1,593)	(1,554)	(39)	2.5%	(4,886)	(4,663)	(223)	4.8%
Hotel, Food and Beverage Expenses	(980)	(847)	(133)	15.7%	(2,862)	(2,558)	(304)	11.9%
General & Administrative Expenses	(1,343)	(1,204)	(139)	11.5%	(4,104)	(3,829)	(275)	7.2%
Total Operating Costs and Expenses	(4,289)	(3,955)	(334)	8.4%	(12,966)	(12,097)	(869)	7.2%
Earnings from Operations	1,563	1,337	226	16.9%	4,825	4,051	774	19.1%
Net Earnings	$1,149	$769	$380	49.4%	$3,242	$2,340	$902	38.5%

Three Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Edmonton increased by $0.6 million, or 10.6%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase is primarily due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% for the three months ended September 30, 2011 as compared to the three ended September 30, 2010. In Canadian dollars, net operating revenue increased $0.2 million, or 4.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in net operating revenue is also due to increased gaming revenue of $0.5 million, or 13.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to 16 additional slot machines added to the floor during the third quarter of 2011, increased customer volumes and an increase in table games hold percentage.

Net operating revenue also increased due to higher hotel, food and beverage revenue of $0.1 million, or 9.9%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in hotel, food and beverage revenue is mainly the result of an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. In Canadian dollars, hotel, food and beverage revenue increased less than $0.1 million, or 3.6%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Total operating costs and expenses increased by $0.3 million, or 8.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In Canadian dollars, total operating costs and expenses increased by $0.1 million, or 2.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Total operating costs increased mainly due to increased property taxes and maintenance service contracts.

Net earnings increased by $0.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In Canadian dollars, net earnings decreased by $0.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Edmonton increased by $1.6 million, or 10.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is primarily due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.6% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. In Canadian dollars, net operating revenue increased $0.6 million, or 4.0%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in net operating revenue is also due to increased gaming revenue of $1.4 million, or 11.9%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in gaming revenue is due to an overall increase in customer volumes and table games hold percentages during 2011.

Net operating revenue also increased due to higher hotel, food and beverage revenue of $0.4 million, or 10.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in hotel, food and beverage revenue was the result of an overall increase in customer volumes during the year, increased food and beverage revenue from the Yuk Yuk’s Comedy Club and an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.6% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. In Canadian dollars, hotel, food and beverage revenue increased $0.2 million, or 4.3%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, respectively.

Promotional allowances increased by $0.2 million, or 37.4%, for the nine month ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, promotional allowances increased by $0.2 million, or 29.8%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011 due to increased player’s club point redemption.

Total operating costs and expenses increased by $0.9 million, or 7.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.6% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, total operating costs and expenses increased by $0.2 million, or 1.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net earnings increased by $0.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, net earnings decreased by $0.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Calgary

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$1,661	$1,373	$288	21.0%	$4,825	$3,878	$947	24.4%
Bowling, Food and Beverage	652	491	161	32.8%	2,363	1,727	636	36.8%
Other	259	193	66	34.2%	695	428	267	62.4%
Gross Revenue	2,572	2,057	515	25.0%	7,883	6,033	1,850	30.7%
Less Promotional Allowances	(126)	(93)	(33)	35.5%	(380)	(229)	(151)	65.9%
Net Operating Revenue	2,446	1,964	482	24.5%	7,503	5,804	1,699	29.3%
Gaming Expenses	(1,018)	(660)	(358)	54.2%	(2,876)	(2,033)	(843)	41.5%
Bowling, Food and Beverage Expenses	(592)	(647)	55	(8.5%)	(1,975)	(1,658)	(317)	19.1%
General & Adminstrative Expenses	(740)	(747)	7	(0.9%)	(2,334)	(2,051)	(283)	13.8%
Total Operating Costs and Expenses	(2,544)	(2,131)	(413)	19.4%	(7,762)	(5,927)	(1,835)	31.0%
Losses from Operations	(98)	(167)	69	(41.3%)	(259)	(123)	(136)	110.6%
Net Earnings (Loss)	$74	$(119)	$193	162.2%	$(152)	$(87)	$(65)	(74.7%)

Three Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Calgary increased by $0.5 million, or 24.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net operating revenue increased due to higher gaming and bowling, food and beverage revenue of $0.5 million, or 24.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in gaming revenue is due to increased customer volumes and an increase in table games hold percentage. The increase in bowling, food and beverage revenue is due to an increase in the number and types of shows offered in the property’s showrooms, increased food quality at each restaurant and bar, additional customer volumes in the casino and improved customer service.

The increase in net operating revenue is also due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.8% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. In Canadian dollars, net operating revenue increased $0.4 million, or 17.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Total operating costs and expenses increased by $0.4 million, or 19.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in operating costs and expenses is due to additional marketing costs for promotional prizes and events, increased loyalty membership direct mailing costs and additional staffing costs in order to provide improved customer service. In addition, total operating costs and expenses increased due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 of 5.8%. In Canadian dollars, total operating costs and expenses in Calgary increased by $0.3 million, or 12.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net earnings increased by $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In Canadian dollars, the net earnings decreased by $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Calgary increased by $1.7 million, or 29.3%. for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Net operating revenue increased due to higher gaming and bowling, food and beverage revenue of $1.6 million, or 28.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, respectively. The increase in gaming revenue is due to new and converted slot machines added to the gaming floor and overall increased customer volumes during 2011. The increase in bowling, food and beverage revenue is due to new bowling lanes, bowling leagues that utilize our facility, an increase the number and types of shows offered in the property’s showrooms, increased food quality at each restaurant and bar, additional customer volumes in the casino and improved customer service. The increase is also due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.6% for nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. In Canadian dollars, net operating revenue increased $1.3 million, or 22.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Promotional allowances increased by $0.2 million, or 65.9%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, promotional allowances increased by $0.1 million, or 56.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011 due to the addition of a player’s club point redemption program during the year.

Total operating costs and expenses increased by $1.8 million, or 31.0%, at the Century Casino Calgary during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in operating costs and expenses is due to additional marketing costs for radio advertising, promotional prizes and events as well as increased loyalty membership direct mailing costs and additional staffing costs in order to provide improved customer service. In addition, total operating costs and expenses increased due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 5.6% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, total operating costs and expenses in Calgary increased by $1.5 million, or 23.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net earnings decreased by $0.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In Canadian dollars, net earnings increased by $0.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Central City

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$5,203	$5,193	$10	0.2%	$14,897	$14,311	$586	4.1%
Hotel, Food and Beverage	701	654	47	7.2%	1,860	1,758	102	5.8%
Other	44	38	6	15.8%	119	113	6	5.3%
Gross Revenue	5,948	5,885	63	1.1%	16,876	16,182	694	4.3%
Less Promotional Allowances	(1,194)	(1,036)	(158)	15.3%	(3,202)	(2,951)	(251)	8.5%
Net Operating Revenue	4,754	4,849	(95)	(2.0%)	13,674	13,231	443	3.3%
Gaming Expenses	(2,208)	(2,162)	(46)	2.1%	(6,424)	(6,016)	(408)	6.8%
Hotel, Food and Beverage Expenses	(584)	(519)	(65)	12.5%	(1,622)	(1,480)	(142)	9.6%
General & Administrative Expenses	(952)	(885)	(67)	7.6%	(2,724)	(2,584)	(140)	5.4%
Total Operating Costs and Expenses	(4,279)	(4,243)	(36)	0.8%	(12,624)	(12,103)	(521)	4.3%
Earnings from Operations	475	606	(131)	(21.6%)	1,050	1,128	(78)	(6.9%)
Net Earnings	$302	$377	$(75)	(19.9%)	$673	$716	$(43)	(6.0%)

Three Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Central City decreased by $0.1 million, or 2.0%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in net operating revenue for the third quarter of 2011 is due to a decrease in slot machine hold percentage and a decrease in the Central City market of 1.29% for the three months ended September 30, 2011 compared to the three months ended September 30, 2011.

Promotional allowances increased by $0.2 million, or 15.3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in promotional allowances is due to a more aggressive player point redemption program offered during the third quarter of 2011. Total operating costs and expenses increased by less than $0.1 million, or 0.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in total operating costs and expenses is due to increased marketing costs for promotional prizes and giveaways and additional staffing costs.

Net earnings decreased by $0.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010
Net operating revenue at our property in Central City and increased by $0.4 million, or 3.3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net operating revenue is mainly due to an increase in gaming revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to increased table games revenue generated from craps and player banked poker, increased customer volumes that we believe resulted from the disruption at the Fortune Valley Casino in Central City during the transition of its ownership during the first and second quarters of 2011 and increased revenue from slot machines that were moved from the lower level to the main level of the casino.

Promotional allowances increased by $0.3 million, or 8.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in promotional allowances was due to a more aggressive player point redemption program offered during the third quarter of 2011.

Total operating costs and expenses increased by $0.5 million, or 4.3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in total operating costs and expenses is due to increased marketing costs for promotional prizes and giveaways, player participation in bus ridership rewards in which the casino reimburses a portion of players’ bus fare to the casino, increased gaming taxes as a result of higher gaming revenue, and increased staffing costs in order to provide greater customer service.

Net earnings decreased by less than $0.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cripple Creek

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$3,674	$3,191	$483	15.1%	$10,262	$8,662	$1,600	18.5%
Hotel, Food and Beverage	439	408	31	7.6%	1,083	998	85	8.5%
Other	32	28	4	14.3%	79	80	(1)	(1.3%)
Gross Revenue	4,145	3,627	518	14.3%	11,424	9,740	1,684	17.3%
Less Promotional Allowances	(639)	(617)	(22)	3.6%	(1,870)	(1,847)	(23)	1.2%
Net Operating Revenue	3,506	3,010	496	16.5%	9,554	7,893	1,661	21.0%
Gaming Expenses	(1,493)	(1,225)	(268)	21.9%	(4,013)	(3,368)	(645)	19.2%
Hotel, Food and Beverage Expenses	(409)	(391)	(18)	4.6%	(1,170)	(1,050)	(120)	11.4%
General & Administrative Expenses	(800)	(755)	(45)	6.0%	(2,347)	(2,154)	(193)	9.0%
Total Operating Costs and Expenses	(2,957)	(2,659)	(298)	11.2%	(8,301)	(7,443)	(858)	11.5%
Earnings from Operations	549	351	198	56.4%	1,253	450	803	178.4%
Net Earnings	$341	$217	$124	57.1%	$777	$279	$498	178.5%

Three Months Ended September 30, 2011 and 2010

Net operating revenue at our property in Cripple Creek increased by $0.5 million, or 16.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in net operating revenue is primarily due to an increase in gaming revenue of $0.5 million, or 15.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to higher slot revenue from new slot machines, additional table games revenue generated after moving the table games pit from the back of the casino to the front, improved customer service and targeted and higher frequency marketing strategies improving the customer volumes and differentiating our casino from competitors.

Total operating costs and expenses increased by $0.3 million, or 11.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in total operating costs and expenses is due to increased marketing costs for more aggressive marketing campaigns, increased slot machine royalty fees in order to provide the latest slot machine products, increased gaming taxes as a result of higher gaming revenue and increased staffing costs in order to provide greater customer service.

Net earnings increased by $0.1 million for the three and nine months ended September 30, 2011 compared to the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Net operating revenue at our property in Cripple Creek increased by $1.7 million, or 21.0%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is primarily due to an increase in gaming revenue of $1.6 million, or 18.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in gaming revenue is due to higher slot revenue from new slot machines, additional table games revenue generated after moving the table games pit from the back of the casino to the front, improved customer service and targeted and higher frequency marketing strategies improving the customer volumes and differentiating our casino from competitors. Finally, we believe slot gaming revenue also improved partly due to a disruption in operations at the J.P. McGills casino in Cripple Creek during a remodeling project which took place during the first quarter of 2011.

Total operating costs and expenses increased by $0.9 million, or 11.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in total operating costs and expenses is due to increased marketing costs for more aggressive marketing campaigns, increased slot machine royalty fees in order to provide the latest slot machine products, increased gaming taxes as a result of higher gaming revenue, increased staffing costs in order to provide greater customer service and increased utility costs from colder temperatures during the first quarter of 2011.

Net earnings increased by $0.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cruise Ships and Other

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
Gaming	$1,413	$803	$610	76.0%	$4,185	$1,865	$2,320	124.4%
Other	175	67	108	161.2%	557	121	436	360.3%
Net Operating Revenue	1,588	870	718	82.5%	4,742	1,986	2,756	138.8%
Gaming Expenses	(1,231)	(689)	(542)	78.7%	(3,615)	(1,496)	(2,119)	141.6%
General & Administrative Expenses	(134)	(123)	(11)	8.9%	(402)	(195)	(207)	106.2%
Total Operating Costs and Expenses	(1,477)	(840)	(637)	75.8%	(4,348)	(1,889)	(2,459)	130.2%
Earnings from Operations	111	30	81	270.0%	394	97	297	306.2%
Net Earnings	$109	$29	$80	275.9%	$387	$94	$293	311.7%

Three Months Ended September 30, 2011 and 2010
Net operating revenue from our ship-based casinos and other increased by $0.7 million, or 82.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase is primarily due to additional management revenue from our Aruba contract and one additional ship-based casino for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

Total operating costs and expenses increased by $0.6 million, or 75.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase is a result of increased concession and annual fees paid to cruise ship operators, which increased by $0.4 million during the three nine months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in concession and annual fees paid to cruise ships was partially offset by the elimination of start-up costs associated with the setup of three new ships from Regent Seven Seas cruise line completed in September 2010.

Net earnings increased by $0.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010
Net operating revenue from our ship-based casinos and other increased by $2.8 million, or 138.8%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is primarily due to additional management revenue from our Aruba contract and additional revenue generated from ship-based casinos for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Total operating costs and expenses increased by $2.5 million, or 130.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is a result of increased concession and annual fees paid to cruise ship operators, which increased by $1.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net earnings increased by $0.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Corporate Other

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2011	2010	Change	% Change	2011	2010	Change	% Change
General & Administrative Expenses	(1,244)	(1,272)	28	(2.2%)	(4,518)	(4,265)	(253)	5.9%
Total Operating Costs and Expenses	(1,301)	(1,381)	80	(5.8%)	(4,704)	(4,485)	(219)	4.9%
Losses from Operations	(1,051)	(1,413)	362	(25.6%)	(3,982)	(4,169)	187	(4.5%)
Net Loss	$(552)	$(952)	$400	(42.0%)	$(2,496)	$(3,157)	$660	(20.9%)

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties. General and administrative expenses decreased by less than $0.1 million, or 2.2%, and increased by $0.3 million, or 5.9%, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. The decrease for the third quarter 2011 is due to decreased stock compensation expense and legal fees and the increase for the nine months ended September 30, 2011 is primarily due to expenses related to an unsuccessful bid for a casino gaming license in Switzerland and increased expenses for professional tax services.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings are recorded as earnings from equity investment. We recorded an increase of $0.3 million and $0.4 million of earnings from our investment in CPL for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. The increase is primarily a result of increased gaming revenue offset by accelerated depreciation of leasehold improvements discussed below.

On March 9, 2011, CPL was informed that the lease renewal option for the current location of the Krakow casino would not be exercised beyond its current expiration period of December 31, 2011. CPL intends to relocate this casino. Based on this information, the net book value of leasehold improvements completed at the Krakow casino is being written off during 2011. The estimated amount of the additional write off in 2011 is 2.24 million Polish Zloty or $0.8 million, for which our 33.3% interest would be $0.3 million.

On July 29, 2011, our co-shareholders in CPL (LOT Polish Airlines and PPL Polish Airports) informed us of their intent to sell their shares in CPL (66.66% of the total shares) to Totalizator Sportowy Group, the state owned Polish national lottery firm. LOT and PPL requested our consent to their respective conditional sales agreement, which is necessary for the legal effectiveness of any share transfers. We are evaluating their request.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Interest Income	$6	$17	$(11)	(64.7%)	$13	$39	$(26)	(66.7%)
Interest Expense	(186)	(280)	94	(33.6%)	(629)	(861)	232	(26.9%)
(Losses) Gains on Foreign Currency Transactions & Other	(27)	14	(41)	(292.9%)	162	26	136	523.1%
Non-Operating Expense	$(207)	$(249)	$42	(16.9%)	$(454)	$(796)	$342	(43.0%)

Interest expense

The decrease in interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, is due to lower principal balances on third party debt related to our Edmonton property.

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

Amounts in thousands	For the nine months ended September 30, 2011			For the nine months ended September 30, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$1,814	$273	15.1%	$1,279	$319	25.0%
United States	(1,087)	72	(6.6%)	(305)	112	(36.7%)
Mauritius	1,629	49	3.0%	453	13	2.9%
Austria	(132)	2	(1.5%)	(992)	2	(0.2%)
South Africa	0	0	0.0%	(6)	0	0.0%
Poland *	603	0	0.0%	208	0	0.0%
Total	$2,827	$396	14.0%	$637	$446	70.0%
* Poland includes earnings from the equity investment in CPL.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our business is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow. We use the cash flows that we generate to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing activities.

Cash and cash equivalents totaled $21.3 million at September 30, 2011, and we had working capital (current assets minus current liabilities) of $12.5 million compared to cash and cash equivalents of $21.5 million and working capital of $9.4 million at December 31, 2010. The decline in cash is primarily due to $3.7 million in repayment of third party mortgage debt related to our Edmonton property. In addition, we invested $2.1 million in various capital expenditure projects. These declines were offset by $5.7 million in cash provided by operating activities, a $0.2 million cash dividend received from our equity investment in CPL and a $0.2 million impact on the cash balances due to changes in foreign exchange rates.

Net cash provided by operating activities was $5.7 million and $4.6 million for the nine months ended September 30, 2011 and 2010, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations above.

Net cash used in investing activities of $2.1 million for the nine months ended September 30, 2011 consisted of $0.9 million used to purchase slot machines and a kiosk, replace surveillance cameras, and purchase property in Central City, $0.6 million used in building renovations and electrical upgrades in Calgary, $0.2 million used to purchase slot machines and a kiosk in Cripple Creek, $0.1 million used for gaming equipment additions on cruise ship-based casinos and $0.3 million used in cumulative additions at our remaining properties.

Net cash used in investing activities of $15.5 million for the nine months ended September 30, 2010 consisted of $10.5 million used for the acquisition of the Century Casino Calgary (offset by casino cash acquired of $1.2 million), $3.2 million in building renovations, bowling lane and scoring system refurbishment and surveillance system upgrades in Calgary, $2.2 million to purchase land in Cripple Creek, $0.9 million to purchase gaming equipment additions on cruise ship-based casinos placed in service in 2010 and $0.1 of additions for signs and computer equipment in Edmonton. These outflows were offset by $0.2 million in proceeds received from the sale of the Century Casino Millennium.

Net cash used in financing activities of $3.5 million for the nine months ended September 30, 2011 consisted of $3.7 million in the repayment and prepayment of our Edmonton Mortgage debt offset by a $0.2 million cash dividend received from our equity investment in CPL. As of September 30, 2011, the remaining balance on our Edmonton Mortgage debt is $9.4 million. We were in compliance with all covenants of the Edmonton Mortgage loan as of September 30, 2011.

Net cash used in financing activities of $1.4 million for the nine months ended September 30, 2010 consisted of repayment of $1.3 million of our Edmonton Mortgage debt and $0.1 million for repurchases of our outstanding common stock pursuant to the publicly announced repurchase program discussed below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any shares of our common stock during the nine months ended September 30, 2011. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2011. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at September 30, 2011 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities, such as debt repayment schedules, material capital expenditures and dividends for at least the next 12 months and thereafter for the foreseeable future. While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Co  Chief Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2011. There were no repurchases of common stock during the nine months ended September 30, 2011.

Item 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxnonmy Extension Presentation Linkbase Document**
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
Date: November 8, 2011

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