Form 10-K
period 2011-12-31
CENTURY CASINOS INC /CO/
filed 2012-03-29
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2011

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

(719) 527-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Per Share Par Value	NASDAQ Capital Market, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑g

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of $2.78 for the Common Stock on the NASDAQ Capital Market on that date, was $58,564,486. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 12, 2012, the registrant had 23,877,362 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

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

Item 1.  Business.

General
Century Casinos, Inc., a Delaware corporation founded in 1992, is an international casino entertainment company that develops and operates gaming establishments as well as related lodging, restaurant and entertainment facilities around the world. Our main goal is to grow our business worldwide by actively pursuing the development or acquisition of new gaming opportunities and reinvesting in our existing operations.

Overview of Operations

As of December 31, 2011, we own, operate or manage the following properties:

Wholly-Owned Casinos

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada, and in March 2007, we opened the attached 26-room hotel. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 700 ticket in/ticket out (“TITO”) slot machines, 35 table games (including a 24-hour poker room), 6 video lottery terminals, 26 hotel rooms, a 4,000 square foot showroom that can seat approximately 400 patrons, a 3,000 square foot showroom that can seat approximately 200 patrons, where we host Yuk Yuks Comedy Club comedic performances, and 4 food and beverage outlets. For the year ended December 31, 2011, net operating revenue from this property totaled $23.9 million, or 34%, of our total net operating revenue.

Century Casino Calgary – Calgary, Alberta, Canada

In January 2010, we acquired Century Casino Calgary in Calgary, Alberta, Canada. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 18 table games, 25 video lottery terminals, 2 restaurants, 1 lounge, a 5,000 square foot showroom that can seat approximately 500 patrons, an 18,000 square foot showroom that can seat approximately 1000 people and a 30-lane bowling alley. For the year ended December 31, 2011, net operating revenue from this property totaled $10.2 million, or 15%, of our total net operating revenue.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over two and a half million people. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 502 TITO slot machines, 13 table games (3 of which are player-banked poker tables), 26 hotel rooms, 1 bar, 2 restaurants and a 500-space on-site covered parking garage. For the year ended December 31, 2011, net operating revenue from this property totaled $18.0 million, or 25%, of our total net operating revenue.

Century Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated the Century Casino & Hotel in Cripple Creek, Colorado. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 500,000 people. The facility has 436 TITO slot machines, 6 table games, 21 hotel rooms, 2 bars, 1 restaurant and 271 parking spaces neighboring the casino. For the year ended December 31, 2011, net operating revenue from this property totaled $12.2 million, or 17%, of our total net operating revenue.

Management and Operating Agreements

Cruise Ships

In addition to our land-based casinos, we operate ship-based casinos on international waters pursuant to casino concessionaire agreements that give us the exclusive right to install and operate casinos aboard specified vessels. These agreements also give us the right of first refusal to install casinos onboard any new ships built or acquired by specified cruise ship operators.

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

As of December 31, 2011, we had a total of 396 slots machines and 55 table games aboard the 12 cruise ships.

Radisson Aruba Resort, Casino & Spa Management Agreement

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We were not required to invest any amounts under the management agreement. In exchange for our assistance in the operation of the casino at the Radisson Aruba Resort, we receive a management fee consisting of a fixed fee, plus a percentage of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The casino at the Radisson Aruba Resort is a 14,000 square foot casino centrally located within the hotel that operates with approximately 250 TITO slot machines, 15 table games and 1 food and beverage outlet. The island of Aruba has a population of 200,000 and up to 70,000 tourists visit on any given day. The casino is located on Palm Beach, the main tourist destination on the island, approximately two miles from downtown Oranjestad, the capital of Aruba.

For the year ended December 31, 2011, net operating revenue from the ship-based casinos and the Radisson Aruba Resort management agreement totaled $6.5 million, or 9%, of our total net operating revenue.

Equity Investment

Casinos Poland

In March 2007, we acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL”). We actively participate in the management of CPL and account for this investment under the equity method. CPL owns and operates 4 casinos located in Warsaw, Katowice, Gdynia and Wroclaw. CPL has been operating since 1989.

Until December 2011, CPL operated in 3 additional locations in Krakow, Posnan and Warsaw. However, in March 2011, following a change of ownership of the landlord for the Krakow casino, CPL was informed that the lease agreement at the Krakow casino would expire on December 31, 2011 and would not be renewed. The Krakow casino license expired in December 2011 and was not renewed, although a license was obtained for a new casino in Krakow.

In November 2011, the gaming license used to operate the Marriott casino in Warsaw expired. At the time, CPL operated both the Hyatt casino and the Marriott casino in Warsaw. Because CPL management believed that the Marriott casino in Warsaw was more profitable than the Hyatt casino, CPL chose to use the license from the Hyatt casino to continue operating the Marriott casino and ceased operations at the Hyatt casino as permitted by Polish gaming authorities.

In December 2011, the Posnan casino license expired and was not renewed.

CPL has obtained four additional gaming licenses in the cities of Sosnowiec, Plock, Lodz and Krakow in Poland. The casinos in these cities are scheduled to open in 2012.

Sosnowiec is a city of more than 200,000 inhabitants located near Katowice, the capital of the province Silesia, which we believe is one of the strongest economic regions in Poland. Plock is a town with more than 100,000 inhabitants located approximately 100 kilometers to the north of Warsaw and is one of the oldest towns in Poland. Lodz is the third largest city in Poland with more than 700,000 inhabitants. The Lodz casino will be located in the large city center business and entertainment complex "Manufaktura". Krakow is the second largest city in Poland and has nearly 800,000 inhabitants. The Krakow casino will be located in a five star hotel outside of the city center. CPL management has indicated that it expects to attract guests that visited CPL`s former Krakow casino.

In addition, CPL is participating in several other license applications including Posnan and Warsaw. Decisions from the Polish Minister of Finance on these applications are pending.

On July 29, 2011, our co-shareholders in CPL (LOT Polish Airlines and PPL Polish Airports) informed us of their intent to sell their shares in CPL (66.66% of the total shares) to Totalizator Sportowy Group, the state owned Polish national lottery firm. LOT Polish Airlines and PPL Polish Airports requested our consent to their respective conditional sales agreement, which is necessary for the legal effectiveness of any share transfers. We are evaluating their request.

For the year ended December 31, 2011, our earnings from CPL totaled $0.6 million, or 14%, of total earnings from operations.

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

Marketing and Competition

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. Our marketing focuses on local facts and circumstances of the respective market areas in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. We also continue to enhance our social networking marketing initiatives. We maintain a proprietary database of primarily slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. These programs are designed to reward customer loyalty and attract new customers to our properties through a multi-tiered reward program that rewards players based on total amount wagered and frequency of visits. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. All visitors to our properties are offered the opportunity to join our players’ club.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one combined racetrack/casino) in the Edmonton market. Our casino is one of two casinos in Edmonton that have both a hotel and showrooms. The hotel has 26 rooms. One showroom is 4,000 square feet and seats approximately 400 patrons, and the other showroom is 3,000 square feet and seats approximately 200 patrons. The showrooms allow the property to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. It is the only casino in the Edmonton market to offer comedic performances and heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately ten miles away. With the exception of a First Nations gaming operation, smoking has been banned in all Edmonton casinos and this is considered a competitive disadvantage.

Calgary, Canada - The Century Casino Calgary has six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to our casino is a 30-lane bowling alley, a 5,000 square foot Winner’s Lounge, and an 18,000 square foot showroom that can accommodate over 1,000 patrons. Using numerous forms of media, we concentrate our marketing on the casino floor, the players’ club, the bowling alley and music concerts featuring performers such as Chris Isaak, Julio Iglesias, Rodney Carrington and Buddy Guy, a variety of live mixed martial arts and Muay Thai fighting events, as well as other entertainment events at our showroom. The casino is located in a metropolitan area approximately three miles from downtown Calgary with the closest competition located five blocks away. With the exception of a First Nations gaming operation, smoking has been banned in all Calgary casinos and this is considered a competitive disadvantage.

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2011, there were 14 active casino licensees operating in Cripple Creek, 8 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 58% of the total gaming devices and approximately 73% of total gaming revenues in 2011.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At our Cripple Creek property, we presently own a total of 271 uncovered parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by three of our competitors in Cripple Creek may negatively impact our casino, particularly during inclement weather. Our casino in Central City has a 500-space covered parking garage offering free public parking. Several other casinos in the Central City/Black Hawk market also have covered parking garages. In addition, three of our competitors in the Cripple Creek market and five of our competitors in the Central City and Black Hawk market have more hotel rooms, providing them with an advantage during inclement weather and the peak tourist season.

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

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We rely on each cruise ship’s marketing efforts to attract on-board customers to our casino. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities including land-based casinos.

Poland – Casinos Poland competes with 30 casinos located throughout Poland. About 15 additional licenses to operate casinos in small cities across Poland were granted in 2011 but have not started operations. All licensees are required to go through a renewal process once their current licenses have expired.

The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, Casinos Poland’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. Casinos Poland also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. During 2011, Casinos Poland was able to increase market share to 58% from 50% in 2010. Smoking was restricted in all Polish casinos in November 2010. However, the impact of this restriction on revenues has not been significant as CPL currently offers a smoker friendly environment to guests by providing smoking zones and/or smoking cabins in each casino.

Radisson Aruba Hotel, Casino & Spa – The Radisson Aruba Hotel, Casino & Spa, for which we hold the casino management agreement, has nine competitors (one is currently closed for renovation) in the Aruba market. Our main marketing activity is focused on promotions to drive traffic at the casino with promotions such as car giveaways, tables and slot tournaments and various events at the casino including live music. Marketing efforts are targeted to hotel guests staying at the Radisson Aruba Hotel as well as tourists and locals from the island. In addition, the casino is located on Palm Beach which is the main tourist spot on the island.

Seasonality

Canada – Our casinos in Edmonton and Calgary, Alberta, Canada attract more customers from October through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities.

Colorado – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels.

Cruise Ships – Our business aboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the volume and quality of the players onboard the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact the net operating revenue from our cruise ship casinos.

Casinos Poland – Casinos Poland generally attracts more customers from October through March.

Aruba – The Radisson Aruba Hotel, for which we hold the management agreement, is popular among tourists throughout the year, with the peak season being from the end of December through April.

Governmental Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state, local, foreign, provincial or federal regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming operations. The limitation, conditioning, suspension, revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would materially adversely affect our gaming operations in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations in any jurisdiction could have a material adverse effect on our financial position, results of operations and cash flows.

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

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted. If the AGLC increases the number of licenses available, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. Our license must be renewed every two years. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees market the casinos, provide table game dealers and provide the AGLC with a place to operate slot machines. Casino licensees do not incur lease expenditures with the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable.

The AGLC retains 85% of slot machine net sales. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenues net of the amounts retained by the AGLC or allocated to the AGLC-designated charity.

Colorado, United States
The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. Licenses must be obtained from the Colorado Limited Gaming Control Commission (the “Gaming Commission”) prior to offering limited gaming to the public in the State of Colorado. In addition, the Division of Gaming (the “DOG”) within the Colorado Department of Revenue licenses, implements, regulates, and supervises the conduct of limited stakes gaming. The Director of the DOG, under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, DOG and DOG Director are collectively referred to as the “Colorado Gaming Authorities.”

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

The current gaming tax in Colorado is a graduated rate of 0.2375% to 19% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. Voter approval is required for any changes to this rate.

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

In November 2011, the Gaming Commission voted unanimously to allow Colorado casinos to begin offering electronic downloadable promotional credits. Promotional credits allow casinos to offer customers free plays on slot machines through an electronic card that patrons receive. However, the downloadable credits are subject to tax by the state. Previously, Colorado gaming rules required that all winnings or credits earned by players be redeemable and were not subject to tax until played. Machine manufacturers are expected to test the new technology for several months and should have it available by spring of 2012. Management is currently evaluating the advantages and disadvantages of purchasing this type of software.

Cruise Ships
The casinos onboard the cruise ships operate only on international waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Poland
Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. The Minister of Finance periodically notifies the public of license availability and those interested can submit an application. Applicants for a gaming license must run through a detailed approval process. Following approval from the Minister of Finance, the applicant may operate the casino applied for in accordance with Polish gaming legislation and policies for 6 years. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation charges can be assessed.

Effective January 1, 2010, Polish gaming law changed substantially reorganizing and restructuring the gaming market. Some of the key items included in the changes were the following requirements;

●	the operation of slot machines is permitted in casinos only,
●	a maximum of 70 slot machines is allowed per casino,
●	all licensees must go through a renewal process once their current license has expired,
●	all slot arcades cease operations at the end of their current license period and are phased out within the next four years,
●	the gaming tax rate increased from 45% to 50%, and
●	poker cash games are prohibited in Poland, except for duly organized poker tournaments.

Aruba
Gaming in Aruba is governed by the Minister of Justice. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license. As a result, the Radisson Aruba Hotel holds the casino license and we operate the casino under a management agreement. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalty of closure and/or withdrawal of license.

Non-Gaming Regulation
We are subject to certain foreign, federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to our non-gaming operations. We have not made, and do not anticipate making, material expenditures with respect to these laws, regulations and ordinances. However, the coverage of and attendant compliance costs associated with, such laws, regulations and ordinances may result in future additional costs to our operations.

Rules and regulations regarding the service of alcoholic beverages are strict. The loss or suspension of a liquor license could significantly impair our operations. Local building, parking and fire codes and similar regulations also could impact our operations and any proposed development of our properties.

Employees

As of December 31, 2011, we had approximately 1,000 employees. During busier months, a casino may supplement its permanent staff with seasonal employees. We have no employees represented by a labor union.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	58	Chairman of the Board and Co Chief Executive Officer
Peter Hoetzinger	49	Vice Chairman of the Board, Co Chief Executive Officer and President
Margaret Stapleton	50	Executive Vice President, Principal Financial/Accounting Officer and Secretary

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

Margaret Stapleton was appointed Executive Vice President, Principal Financial/ Accounting Officer and Secretary, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 30 years of experience in corporate accounting and internal audit. Mrs. Stapleton has been employed by us since 2005, previously serving as our Director of Internal Audit and Compliance.

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

Segment and Financial Information about Geographic Areas

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 12 for segment information.

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

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for our casino in Edmonton, Canada we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. Some or all of these efforts may not be successful, which could hurt our competitive position. The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in these markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Legalized gaming is currently permitted in various forms throughout much of the world. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. In addition, there has been increased discussion recently about potential legalized Internet gaming in the U.S. at the national or state levels, and Nevada recently enacted new regulations to allow the state’s casino companies to operate Internet poker websites limited to players within Nevada’s borders. For example, the U.S. Department of Justice recently released an opinion that the Interstate Wire Act of 1961 applies only to sports-related gambling activities in Interstate and foreign commerce. This opinion in conjunction with the Unlawful Internet Gambling Enforcement Act may increase non-sport related internet gambling. If additional gaming opportunities, such as video lottery terminals that have been proposed for Colorado race tracks, become available near our operating facilities, such gaming opportunities could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us.

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

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado is a graduated rate of 0.2375% to 19% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. Voter approval is required for any increase in gaming tax rates in Colorado.  In addition, negative economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

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

While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to scale back or eliminate certain operations.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

Our credit agreement related to our Edmonton, Alberta property limits the amount of cash that we are able to remove from our Edmonton property. While we don’t intend to draw extra cash from the Edmonton property, if we violate this or other covenants relating to this debt, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the agreement. There can be no assurances that we or our subsidiary would be able to obtain a waiver to an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation should a default occur.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be adversely affected.

We regularly review opportunities to develop new casino properties. We may not be successful in obtaining the rights to develop such properties, and as a result we may incur significant costs for which we will receive no return. Even if we are successful in obtaining the rights to develop new casino properties, commencing operations at new casino projects would require substantial development capital. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration.  Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters.

We may pursue gaming opportunities that would require us to obtain a gaming license. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new property development not being successful. If we are not able to successfully commence operations at these properties, our results of operations may be adversely affected.

We may experience construction delays during our expansion or development projects which could adversely affect our operations.

From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may, in the future, engage in additional construction projects as part of our expansion of existing casinos. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations. In addition, construction at our operating casinos may disrupt our customer’s experience and cause a decline in our revenue.

We may continue to be adversely affected by reductions in discretionary consumer spending as a result of a world economic downturn.

Our business operations are impacted by international, national and local economic conditions, such as the recent U.S. and international recession and the current European sovereign debt crisis. The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary customer spending. Recessions and downturns in the general economies of the countries in which we operate have resulted in reduced consumer spending and fewer customers visiting our properties, and have adversely affected our results of operations. Management believes that the ongoing world economic downturn continued to negatively impact our revenue during 2011 and weak economic conditions may continue to negatively impact our results and operations in 2012.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2011, net operating revenue attributable to our Colorado operations fluctuated from a low of $7.0 million in the fourth quarter to a high of $8.3 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other sources, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.6 million for utilities for all of our operations in 2011. Substantial increases in the cost of electricity and natural gas will negatively affect our results of operations. In addition, energy and fuel price increases could reduce the disposable income of our customers and cause a corresponding decrease in visitation to our properties, which would negatively impact our revenues. Fuel price increases also could discourage customers from driving to our casinos, particularly Cripple Creek and Central City, which are not located in metropolitan areas. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced the number of customers who visit our properties as a result of severe weather conditions. High winds, blizzards and sub-zero temperatures, such as those experienced in Colorado and Alberta from time to time, can limit access to our properties. In the event weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results.

We maintain both property and business interruption insurance coverage for certain severe weather conditions. However, such coverage is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables we cannot confirm that we will be able to fully insure such losses, or fully collect, if at all, on claims resulting from severe weather conditions.

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

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our Co Chief Executive Officers, and other members of our senior management team. Per employment agreements with Erwin Haitzmann and Peter Hoetzinger, the departure of either executive could allow the other to leave for cause. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

We have $109 million of long lived assets including $4.8 million of goodwill, $2.8 million equity investment and $100 million in property and equipment as of December 31, 2011. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the long lived assets carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

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

In 2011, we derived our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. We are also listed on two stock exchanges, the NASDAQ Capital Market and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management, foreign currency and language differences, our worldwide operations pose risks to our business, especially for a smaller company such as ours. These factors make it more challenging to manage and administer a globally-dispersed business, increase the resources we must devote to operating under several different regulatory and legislative regimes and realize gains/losses from foreign currency exchange rates (See “Governmental Regulation and Licensing” in Item 1, “Business”). This business model also increases our costs.

We have disclosed a material weakness in our internal control over financial reporting, and if we have other material weaknesses or significant deficiencies in our internal control over financial reporting our business and financial condition may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, we identified a material weakness in our internal control over financial reporting relating to accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2011. Management believes that it has taken actions to remediate the material weakness and to enhance our internal controls over financial reporting. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control occur in the future, our consolidated financial statements may contain material misstatements or other errors and we could be required to restate our financial results. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, our business and financial condition could be harmed, the market price of our stock may decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require significant additional financial and management resources.

Risks Related to our Common Stock and the ADCs

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market over the last two years has varied from a high of $3.80 to a low of $1.89. Our common stock also trades on the Vienna Stock Exchange in the form of ADCs. For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

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

Regulation Risk Related to Stockholders

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos, as of December 31, 2011:

Summary of Property Information

Property	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Table Games	Number of Hotel Rooms	Number of Restaurants	Number of Showrooms	Number of Bowling Alleys
Century Casino & Hotel – Edmonton	35,000	7	700	6	35	26	4	2	-
Century Casino – Calgary	20,000	7	504	25	18	-	2	2	1
Century Casino – Central City	22,350	1.3	502	-	13	26	2	-	-
Century Casino & Hotel – Cripple Creek	19,600	3.5	436	-	6	21	1	-	-
Cruise Ships (1)	13,500	-	396	-	55	-	-	-	-
Radisson Aruba Resort, Casino & Spa (2)	14,000	15	250	-	15	-	1	-	-

(1) Operated under concession agreements onboard twelve cruise ships. We do not own the ships on which our casinos operate.
(2) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

We own each of the locations listed in the table above except for the cruise ships and the Radisson Aruba Resort, Casino & Spa.

As of December 31, 2011, the Century Casino & Hotel in Edmonton is pledged as collateral for our obligations under a mortgage with Canadian Western Bank (see Note 7 to the Consolidated Financial Statements included elsewhere in this report).

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

Item 4.  Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the NASDAQ Capital Market under the symbol “CNTY”.

Our common stock in the form of ADCs is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2011, we had 2.9 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$3.13	$2.48	$2.67	$2.23
Second Quarter	$3.80	$2.51	$2.77	$2.11
Third Quarter	$2.95	$2.11	$2.25	$1.89
Fourth Quarter	$2.78	$2.12	$2.50	$2.00

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the Board of Directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 12, 2012, we had 126 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2011 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 21E of the Exchange Act, Section 27A of the Securities Act, and the Private Securities Litigation Reform Act of 1995, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Amounts presented in this Item 7 are rounded. As such, there may be rounding differences in period over period changes and percentages reported throughout this Item 7.

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, bowling and entertainment facilities that are a part of the casinos.

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

●	The Century Casino & Hotel in Edmonton, Alberta, Canada;
●	The Century Casino Calgary, Alberta, Canada;
●	The Century Casino & Hotel in Central City, Colorado; and
●	The Century Casino & Hotel in Cripple Creek, Colorado.

We also operate 12 ship-based casinos onboard four cruise lines; Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. The most recent ship-based casino additions include the Marina, which began operating in January 2011 with Oceania Cruises and the Mein Schiff 2, which began operating in May 2011 with TUI Cruises.

The following table summarizes the cruise lines for which we have entered into agreements and are currently operating ship-based casinos and the associated ships on which we operate ship-based casinos:

Cruise Line	Ship
Oceania Cruises	Regatta
Oceania Cruises	Nautica
Oceania Cruises	Insignia
Oceania Cruises	Marina
TUI Cruises	Mein Schiff 1
TUI Cruises	Mein Schiff 2
Windstar Cruises	Wind Surf
Windstar Cruises	Wind Star
Windstar Cruises	Wind Spirit
Regent Seven Seas Cruises	Seven Seas Voyager
Regent Seven Seas Cruises	Seven Seas Mariner
Regent Seven Seas Cruises	Seven Seas Navigator

We also hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of four casinos throughout Poland. We account for this investment under the equity method.

Until December 2011, CPL was the owner and operator of seven casinos in Poland. However, in March 2011, following a change of ownership of the landlord at the Krakow casino, CPL was informed that the lease agreement at the Krakow casino would expire on December 31, 2011 and would not be renewed. The Krakow casino license expired in December 2011 and was not renewed, although a license was obtained for a new casino in Krakow.

Further, in November 2011, the gaming license used to operate the Marriott casino in Warsaw expired. At the time, CPL operated both the Hyatt casino and the Marriott casino in Warsaw. Because CPL management believed that the Marriott casino in Warsaw was more profitable than the Hyatt casino, CPL chose to use the license from the Hyatt casino to continue operating the Marriott casino and ceased operations at the Hyatt casino as permitted by Polish gaming authorities.

In December 2011, the license for the Posnan casino expired and was not renewed.

CPL has obtained four additional gaming licenses in the cities of Sosnowiec, Plock, Lodz and Krakow in Poland. Casinos in these cities are scheduled to open in 2012. In addition, CPL is participating in several other license applications including in Posnan and Warsaw. Decisions from the Polish Minister of Finance on these applications are still pending.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA. We were not required to invest any amounts under the management agreement.

We recognize in our statement of earnings foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars. A decrease in the value of this currency in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars, and an increase in the value of this currency in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.  For example, we experienced an increase in earnings that was partially due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 4.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. See Note 2 "Significant Accounting Policies - Foreign Currency Translation" to the Consolidated Financial Statements included elsewhere in this report.

Presentation of Foreign Currency Amounts

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

Average Rates	2011	2010	% Change
Canadian dollar (CAD)	0.9892	1.0303	4.0%
Euros (€)	0.7190	0.7550	4.8%
Polish zloty (PLN)	2.9644	3.0170	1.7%
Source: Pacific Exchange Rate Service

DISCUSSION OF RESULTS

Year ended December 31, 2011 vs. 2010

Century Casinos, Inc. and Subsidiaries
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gaming Revenue	$62,070	$53,635	$8,435	15.7%
Hotel, Bowling, Food and Beverage Revenue	12,946	11,505	1,441	12.5%
Other Revenue	4,033	2,914	1,119	38.4%
Gross Revenue	79,049	68,054	10,995	16.2%
Less Promotional Allowances	(8,183)	(7,362)	(821)	11.2%
Net Operating Revenue	70,866	60,692	10,174	16.8%
Gaming Expenses	(29,365)	(24,150)	(5,215)	21.6%
Hotel, Bowling, Food and Beverage Expenses	(10,094)	(9,378)	(716)	7.6%
General and Administrative Expenses	(21,582)	(20,493)	(1,089)	5.3%
Total Operating Costs and Expenses	(67,190)	(60,159)	(7,031)	11.7%
Earnings from Equity Investment	589	534	55	10.3%
Earnings from Operations	4,265	1,067	3,198	299.7%
Net Earnings	$3,021	$1,022	$1,999	195.6%

Basic and Diluted, Earnings Per Share	$0.13	$0.04	$0.09	225.0%

Net operating revenue increased at all properties and in total by $10.2 million, or 16.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Following is a breakout of net operating revenue by property for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•	Net operating revenue at our property in Edmonton increased by $2.1 million, or 9.4%.

•	Net operating revenue at our property in Calgary increased by $2.1 million, or 26.2%.

•	Net operating revenue at our property in Central City increased by $0.6 million, or 3.5%.

•	Net operating revenue at our property in Cripple Creek increased by $1.9 million, or 18.2%.

•	Net operating revenue from our ship-based casinos and other increased by $3.5 million, or 118.8%.

Total operating costs and expenses increased at all properties and in total by $7.0 million, or 11.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Following is a breakout of total operating costs and expenses by property for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•	Total operating costs and expenses at our property in Edmonton increased by $1.0 million, or 6.4%.
•	Total operating costs and expenses at our property in Calgary increased by $1.8 million, or 21.2%.
•	Total operating costs and expenses at our property in Central City increased by $0.4 million, or 2.2%.
•	Total operating costs and expenses at our property in Cripple Creek increased by $1.0 million, or 10.4%.
•	Total operating costs and expenses for our ship-based casinos and other increased by $3.1 million, or 104.5%.
•	Total operating costs and expenses for corporate other decreased by $0.3 million, or 4.4%.

Earnings (losses) from operations improved at all properties and in total by $3.2 million, or 299.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Following is a breakout of earnings from operations by property for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•	Earnings from operations at our property in Edmonton increased by $1.0 million, or 18.7%.

•	Losses from operations at our property in Calgary decreased by $0.3 million, or 65.8%.

•	Earnings from operations at our property in Central City increased by $0.3 million, or 19.5%.

•	Earnings from operations at our property in Cripple Creek increased by $0.9 million, or 206.0%.

•	Earnings from operations at our ship-based casinos and other increased by $0.5 million, or 885.5%.

The increase in earnings from operations is due to increased efforts to attract customers and increase revenue while controlling costs at all properties. The increase at the Canadian properties is also due to a 4.0% increase in the average exchange rate between the US and Canadian dollar for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net earnings increased by $2.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Items deducted from or added to earnings from operations to arrive at net earnings included gain on bargain purchase, interest income, interest expense and gains on foreign currency transactions. For a complete discussion of these items see “Non-Operating Income (Expense)” below.

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gaming	$16,954	$15,283	$1,671	10.9%
Hotel, Food and Beverage	5,859	5,357	502	9.4%
Other	2,031	1,908	123	6.4%
Gross Revenue	24,844	22,548	2,296	10.2%
Less Promotional Allowances	(938)	(704)	(234)	33.2%
Net Operating Revenue	23,906	21,844	2,062	9.4%
Gaming Expenses	(6,665)	(6,299)	(366)	5.8%
Hotel, Food and Beverage Expenses	(3,907)	(3,460)	(447)	12.9%
General and Administrative Expenses	(5,435)	(5,213)	(222)	4.3%
Total Operating Costs and Expenses	(17,429)	(16,388)	(1,041)	6.4%
Earnings from Operations	6,477	5,456	1,021	18.7%
Net Earnings	$4,298	$4,148	$150	3.6%

Gaming revenue at our property in Edmonton increased by $1.7 million, or 10.9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to increased customer volumes during the first and second quarters of 2011 compared to the first and second quarters of 2010 and the addition of 16 slot machines to the floor during the third quarter of 2011. The increase in gaming revenue is also due to an increase in the average exchange rate between the U.S. dollar and Canadian dollar of 4.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 (the “4% exchange rate increase”). In Canadian dollars, gaming revenue increased by 6.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Hotel, food, beverage and other revenue increased by $0.6 million, or 8.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increases in hotel, food, beverage and other revenue are due to increased food and beverage revenue from the Yuk Yuk’s Comedy Club, which we began operating without a third party provider in September 2010, and increased showroom events attendance. The increase in hotel, food, beverage and other revenue is also the result of the 4.0% exchange rate increase. In Canadian dollars, hotel, food, beverage and other revenue increased by 4.5%.

Promotional allowances increased by $0.2 million, or 33.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is partially due to increased participation in our players’ club loyalty program and increased use of complimentary services provided to customers. The increase is also due to the 4.0% exchange rate increase.

Total operating costs and expenses increased by $1.0 million, or 6.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is primarily due to the 4.0% exchange rate increase. In Canadian dollars, total operating costs and expenses increased by $0.4 million, or 2.2%. The increase is also due to increased marketing costs related to showroom entertainment costs and increased marketing expenses.

Earnings from operations increased by $1.0 million, or 18.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in earnings is due to an overall increase in revenue, an effort to control costs and the 4.0% exchange rate increase. In Canadian dollars, earnings from operations increased by $0.8 million, or 13.7%.

Calgary
	For the year ended December 31,
Amounts in thousands	2011	2010 *	Change	% Change
Gaming	$6,529	$5,418	$1,111	20.5%
Bowling, Food and Beverage	3,212	2,543	669	26.3%
Other	938	497	441	88.7%
Gross Revenue	10,679	8,458	2,221	26.3%
Less Promotional Allowances	(473)	(368)	(105)	28.5%
Net Operating Revenue	10,206	8,090	2,116	26.2%
Gaming Expenses	(3,949)	(2,927)	(1,022)	34.9%
Bowling, Food and Beverage Expenses	(2,546)	(2,523)	(23)	0.9%
General and Administrative Expenses	(3,091)	(2,833)	(258)	9.1%
Total Operating Costs and Expenses	(10,365)	(8,555)	(1,810)	21.2%
Losses from Operations	(159)	(465)	306	(65.8%)
Net (Loss) Earnings	$(126)	$266	$(392)	(147.4%)

*We acquired Century Casino Calgary on January 13, 2010.

Gaming revenue at our property in Calgary increased by $1.1 million, or 20.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to new and converted slot machines added to the floor, improved slot machine floor layout and increased customer volumes in 2011. The increase in gaming revenue is also due to the 4.0% exchange rate increase. In Canadian dollars, net operating revenue increased by 15.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Bowling, food, beverage and other revenue increased by $1.1 million, or 36.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in food, beverage and other revenue is due to the differing types of events and increased attendance at events offered in the property’s showrooms, increased food quality at each restaurant and bar, additional customer volumes in the casino and improved customer service. The increase in bowling revenue is due to the new bowling lanes and bowling leagues that utilize our facility. The increases in bowling, food, beverage and other revenue is also the result of the 4.0% exchange rate increase. In Canadian dollars, bowling, food, beverage and other revenue increased by $1.0 million, or 31.4%.

Promotional allowances increased by $0.1 million, or 28.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to the addition of a players’ club point redemption program during the year. The increase is also due to the 4.0% exchange rate increase. In Canadian dollars, promotional allowances increased by $0.1 million, or 23.3%.

Total operating costs and expenses increased by $1.8 million, or 21.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase is due to increased radio advertising, promotional prizes and events, increased loyalty membership direct mailing costs and additional staffing costs in order to provide improved customer service. The increase is also due to the 4.0% exchange rate increase. In Canadian dollars, total operating costs increased by $1.5 million, or 16.6%.

Losses from operations decreased by $0.3 million, or 65.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. In Canadian dollars, losses from operations decreased by $0.3 million, or 67.7%. During December 31, 2011, management of the casino continued to look at new ways to market the casino and utilize the showrooms and bowling alley to attract customers while maintaining costs.

Central City
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gaming	$19,625	$18,817	$808	4.3%
Hotel, Food and Beverage	2,485	2,288	197	8.6%
Other	164	148	16	10.8%
Gross Revenue	22,274	21,253	1,021	4.8%
Less Promotional Allowances	(4,294)	(3,885)	(409)	10.5%
Net Operating Revenue	17,980	17,368	612	3.5%
Gaming Expenses	(8,427)	(8,023)	(404)	5.0%
Hotel, Food and Beverage Expenses	(2,143)	(1,940)	(203)	10.5%
General and Administrative Expenses	(3,642)	(3,422)	(220)	6.4%
Total Operating Costs and Expenses	(16,444)	(16,083)	(361)	2.2%
Earnings from Operations	1,536	1,285	251	19.5%
Net Earnings	$983	$821	$162	19.7%

Gaming revenue at our property in Central City increased by $0.8 million, or 4.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to increased table games revenue generated from craps and player banked poker, increased customer volumes that we believe resulted from the disruption at the Fortune Valley Casino in Central City during the transition of its ownership during the first and second quarters of 2011 and increased revenue from slot machines that were moved from the lower level to the main level of the casino. Also, the Central City market increased by 3% during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increased market led to higher business volumes compared to 2010.

Hotel, food and beverage revenue increased by $0.2 million, or 8.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to increased prime rib sales and beverage portion control. In addition, the deli was closed for remodeling during the fourth quarter of 2010.

Promotional allowances increased by $0.4 million, or 10.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in promotional allowance expense is primarily due to a more aggressive player point redemption program offered during the third and fourth quarters of 2011.

Total operating costs and expenses increased by $0.4 million, or 2.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to increased marketing costs for promotional prizes and giveaways, player participation in bus ridership rewards in which the casino reimburses a portion of players’ bus fare to the casino, increased gaming taxes as a result of higher gaming revenue, increased game royalty fees and increased staffing costs in order to provide better customer service.

Earnings from operations increased by $0.3 million, or 19.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. During 2011, the property continued its emphasis on restructuring and efficiencies of operations to reduce costs and improve revenue. In addition, the property is maximizing marketing strategies to compete in a very competitive Central City/Black Hawk market. Our competitors continue to develop VIP programs in direct competition to ours. In response, we are seeking to develop programs that offer better rewards.

Cripple Creek
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gaming	$13,216	$11,321	$1,895	16.7%
Hotel, Food and Beverage	1,389	1,317	72	5.5%
Other	108	118	(10)	(8.5%)
Gross Revenue	14,713	12,756	1,957	15.3%
Less Promotional Allowances	(2,477)	(2,405)	(72)	3.0%
Net Operating Revenue	12,236	10,351	1,885	18.2%
Gaming Expenses	(5,365)	(4,469)	(896)	20.0%
Hotel, Food and Beverage Expenses	(1,499)	(1,455)	(44)	3.0%
General and Administrative Expenses	(3,071)	(2,858)	(213)	7.5%
Total Operating Costs and Expenses	(10,966)	(9,936)	(1,030)	10.4%
Earnings from Operations	1,270	415	855	206.0%
Net Earnings	$788	$257	$531	206.6%

Gaming revenue at our property in Cripple Creek increased by $1.9 million, or 16.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to higher slot revenue from new slot machines, additional table games revenue generated after moving the table games pit from the back of the casino to the front, improved customer service and targeted and higher frequency marketing strategies improving the customer volumes and differentiating our casino from competitors. Finally, we believe slot gaming revenue also improved partly due to a disruption in operations at the J.P. McGills casino in Cripple Creek during a remodeling project that took place during the first quarter of 2011.

Total operating costs and expenses increases by $1.0 million, or 10.4%. The increase in total operating costs and expenses is due to increased marketing costs for more aggressive marketing campaigns including promotional prizes and increased direct mail costs, increased slot machine royalty fees in order to provide the latest slot machine products, increased gaming taxes as a result of higher gaming revenue, increased staffing costs in order to provide greater customer service and increased utility costs from colder temperatures during the first quarter of 2011.

Earnings from operations increased by $0.9 million, or 206.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. During 2011, the property continued its emphasis on controlling expenses while still maintaining aggressive marketing campaigns, providing the latest slot machine products and gaining market share. The property increased market share by 2% during the year ended December 31, 2011 compared to the year ended December 31, 2010, while the market as a whole decreased by 2% during the same time period.

Cruise Ships & Other
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gaming	$5,747	$2,797	$2,950	105.5%
Other	792	191	601	314.7%
Net Operating Revenue	6,529	2,988	3,541	118.8%
Gaming Expenses	(4,958)	(2,428)	(2,530)	104.2%
General and Administrative Expenses	(597)	(148)	(449)	303.4%
Total Operating Costs and Expenses	(5,997)	(2,933)	(3,064)	104.5%
Earnings from Operations	542	55	487	885.5%
Net Earnings	$456	$53	$403	760.4%

Net operating revenue from our ship-based casinos & other increased by $3.5 million, or 118.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase is due to the two cruise ships added during 2011 from the Oceania and TUI cruise lines, which contributed a total of $1.4 million in gaming revenue for the year ended December 31, 2011. In addition, during the third quarter of 2010, three new ship-based casinos were added with the Regent Seven Seas cruise line. These three ships added $1.8 million in additional net operating revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Gaming expenses increased by $2.5 million, or 104.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Concession fees paid to the cruise operators increased by $1.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. These expenses and fees increased due to the addition of the ships to our portfolio. General and administrative expenses increased by $0.4 million, or 303.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to increased operating costs associated with the setup of the new ships and increased travel for the movement of staff between ships.

Earnings from operations increased by $0.5 million, or 885.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Corporate Other
	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
General and Administrative Expenses	$(5,746)	$(6,019)	$273	(4.5%)
Total Operating Costs and Expenses	(5,989)	(6,264)	275	(4.4%)
Losses from Operations	(5,401)	(5,679)	278	(4.9%)
Net Loss	$(3,378)	$(4,523)	$1,145	(25.3%)

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the company's individual properties. General and administrative expenses decreased by $0.3 million, or 4.5%, for year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease is mainly due to a reduction in stock based compensation expense of $0.3 million relating to vesting of restricted stock and a reduction in payroll and legal expenses of $0.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

During 2011, we recorded approximately $0.2 million in stock based compensation expense as a component of general and administrative expenses. At December 31, 2011, we had less than $0.1 million of total unrecognized compensation expense related to stock options.

Earnings from Equity Investment

We hold a 33.3% ownership interest in and actively participate in the management of CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded $0.6 million and $0.5 million of earnings from our investment in CPL for the years ended December 31, 2011 and 2010, respectively. The increase is primarily a result of increased gaming revenue. In addition, an increase in the average exchange rate between the U.S. dollar and the Polish zloty of 1.7% positively impacted our results for the year ended December 31, 2011 compared to the year ended December 31, 2010.

CPL currently owns and operates four casinos throughout Poland. Until December 2011, CPL owned and operated in three additional casino locations in Krakow, Posnan and Warsaw.

In March 2011, following a change of ownership of the landlord of the Krakow casino, CPL was informed that the lease agreement at the Krakow casino would expire on December 31, 2011 and would not be renewed. Based on this information, the depreciation costs related to leasehold improvements completed at the Krakow casino totaling PLN 2.6 million or $0.8 million were fully written off as of December 31, 2011. The casino license expired on December 7, 2011 and was not renewed, although a license was obtained for a new casino in Krakow.

In November 2011, the gaming license used to operate the Marriott casino in Warsaw expired. At the time, CPL operated both the Hyatt casino and the Marriott casino in Warsaw. Because CPL management believed that the Marriott casino in Warsaw was more profitable than the Hyatt casino, CPL chose to use the license from the Hyatt casino to continue operating the Marriott casino and ceased operations at the Hyatt casino as permitted by Polish gaming authorities. Therefore the depreciation costs related to leasehold improvements completed at the Hyatt casino totaling PLN 2.4 million or $0.7 million were written off as of December 31, 2011.

On July 29, 2011, our co-shareholders in CPL (LOT Polish Airlines and PPL Polish Airports) informed us of their intent to sell their shares in CPL (66.66% of the total shares) to Totalizator Sportowy Group, the state owned Polish national lottery firm. LOT Polish Airlines and PPL Polish Airports requested our consent to their respective conditional sales agreement, which is necessary for the legal effectiveness of any share transfers. We are evaluating their request.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2011 and 2010 were as follows:

	For the year ended December 31,
Amounts in thousands	2011	2010	Change	% Change
Gain on Bargain Purchase	$0	$1,180	$(1,180)	(100.0%)
Interest Income	38	50	(12)	(24.0%)
Interest Expense	(802)	(1,174)	372	31.7%
Gains on Foreign Currency Transactions & Other	187	169	18	10.7%
Non-Operating Expense	$(577)	$225	$(802)	(356.4%)

Gain on bargain purchase
During the year ended December 31, 2010, we recognized a gain on the bargain purchase associated with the Century Casino Calgary acquisition. The gain of $1.2 million is included in non-operating (expense) income on the consolidated statement of earnings. The bargain purchase is the result of the fair market value of the assets acquired exceeding the purchase price. See note 3 of the consolidated financial statements for additional information.

Interest income
Interest income is directly related to interest earned on our cash reserves.

Interest expense
The decrease in interest expense of $0.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to lower principal balances on third party debt related to our Edmonton property.

Taxes
The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the year ended			For the year ended
Amounts in thousands	December 31, 2011			December 31, 2010
	Pre-tax income (loss)	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$2,701	$607	22.5%	$2,591	$364	14.1%
United States	(767)	27	(3.5%)	(2,388)	37	(1.6%)
Mauritius	2,178	52	2.4%	1,500	45	3.0%
Austria	(890)	2	(0.2%)	(1,078)	2	(0.2%)
Poland *	466	(21)	(4.5%)	667	(178)	(26.7%)
Total	$3,688	$667	18.1%	$1,292	$270	20.9%
* Poland includes earnings after tax from the equity investment in CPL.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars.

Additionally, due to the bargain purchase of $1.2 million in 2010, which is treated as a permanent difference, the effective tax rate of 14.1% in Canada in 2010 is significantly lower than the statutory rate of 28%. Included in the pre-tax income attributable to Poland are $0.6 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively, related to after tax earnings from our equity investment in CPL.

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

Cash and cash equivalents totaled $25.2 million at December 31, 2011, and we had working capital (current assets minus current liabilities) of $6.0 million compared to cash and cash equivalents of $21.5 million and working capital of $9.2 million at December 31, 2010. The increase in cash is due to $10.7 million cash provided by operating activities offset by $4.2 million in repayment of third party mortgage debt related to our Edmonton property. In addition, we invested $2.8 million in various capital expenditure projects. The decrease in working capital is primarily due to classification of the remainder of the Edmonton debt due on December 31, 2012, as current rather than long-term debt.

Net cash provided by operating activities was $10.7 million and $6.8 million in 2011 and 2010, respectively. The increase in net cash resulted from an increase in net operating revenue at all properties. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. For a description of our cash from operating activities, please also refer to the consolidated statements of cash flows in Part II, Item 8, “Financial Statements and Supplementary Data,” and “Results of Operations” in this Item 7.

Net cash used in investing activities of $2.8 million for the year ended December 31, 2011 was used in the acquisition of property and equipment. We used $1.0 million to purchase new slot machines and a kiosk, replace surveillance cameras and purchase property in Central City, $0.6 million to complete electrical and surveillance upgrades and various general building renovations at our property in Calgary, $0.5 million to purchase new slot machines and a kiosk at our property in Cripple Creek, $0.4 million to replace a waterline, complete a beverage station in the poker room and build a smoker shelter at our property in Edmonton and $0.3 million for gaming equipment additions on cruise ship-based casinos.

Net cash used in investing activities of $18.4 million for the year ended December 31, 2010 consisted of $9.3 million used for the acquisition of Century Casino Calgary and $9.1 million used in the acquisition of property and equipment. We used $3.7 million in building renovations, bowling lane and scoring system refurbishment and surveillance system upgrades in Calgary, $2.2 million to purchase land in Cripple Creek, Colorado to be used as a parking lot, $0.9 million for gaming equipment additions on cruise ship-based casinos placed in service in 2010, $0.6 million to purchase new slot machines at our Cripple Creek and Central City properties, $0.2 million to purchase a new pylon sign at our Edmonton property, $0.1 million for the renovation of the deli and poker room at our property in Central City, $0.1 million to upgrade the elevator at our Edmonton property, $0.1 million to purchase new carpet at our property in Cripple Creek and $1.2 million for cumulative additions at our remaining properties.

Net cash used in financing activities of $4.0 million for the year ended December 31, 2011 consisted of $4.2 million in the repayment and prepayment of the mortgage debt at our property in Edmonton (“Edmonton Mortgage”) offset by a $0.2 million cash dividend received from our equity investment in CPL. As of December 31, 2011, the remaining balance on the Edmonton Mortgage was $9.1 million. We were in compliance with all covenants of the Edmonton Mortgage as of December 31, 2011. The Edmonton Mortgage matures on December 31, 2012. Prior to December 31, 2012, we are able to renegotiate the Edmonton Mortgage for an additional one to five year term. We intend to refinance the Edmonton Mortgage prior to the maturity of the loan.

Net cash used in financing activities of $3.8 million for the year ended December 31, 2010 consisted of $3.7 million in the repayment and prepayment of the Edmonton Mortgage and $0.1 million for the repurchases of our outstanding common stock pursuant to a publicly announced repurchase program discussed below.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2011. During 2010, we repurchased 57,330 shares of our common stock for $0.1 million at a weighted average cost of $2.46 per share. During 2009, we repurchased 53,557 shares of our common stock for $0.1 million at a weighted average cost of $2.43. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2011. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential new projects or dividends, if declared by the Board of Directors. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at December 31, 2011 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities, such as debt repayment schedules, material capital expenditures and dividends for at least the next 12 months and thereafter for the foreseeable future. While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Off-Balance Sheet Arrangements

We have issued a guarantee of $1.0 million (€0.8 million) to Bank Austria in connection with our listing of ADCs on the Vienna Stock Exchange. Bank Austria in turn issued a guarantee in the same amount to Oesterreichische Kontrollbank, the holder of our global certificate representing the ADCs. The guarantee is provided to reimburse Oesterreichisch Kontrollbank through Bank Austria for any amounts incurred by it as a result of claims or damages and lawsuits that an ADC holder may raise or file against us. The guarantee is required by the Oesterreichische Kontrollbank.

We do not have any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Impairment -

Goodwill– At December 31, 2011, we had goodwill of $4.8 million at our Edmonton property. Given the historically profitable operations of this reporting unit, no impairments have been recognized on this goodwill. We evaluate our goodwill for impairment on an annual basis (as of October 1) or whenever events or changes in circumstances occur that may reduce the fair value of the asset below its carrying value. The implied fair value includes an assessment of qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that fair value of a reporting unit is less than its carrying amount. Changes in relevant events or circumstances or application of alternative assumptions could produce significantly different results.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 73% of our total assets as of December 31, 2011. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2011, we believe that our investments in property and equipment are recoverable.

Equity Investment – We evaluate our equity investment in Casinos Poland for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If these conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis utilizing estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. As of December 31, 2011, the value of our investment in CPL was $2.8 million.

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

Income Taxes –

Significant judgment is required in developing our income tax provision. We have a valuation allowance of $5.1 million on our U.S. deferred tax assets as of December 31, 2011 due to the uncertainty of future taxable income. We have a $0.9 million valuation allowance on our Calgary property deferred tax assets as of December 31, 2011 due to the uncertainty of future taxable income. We also have a $1.3 million valuation allowance on our Century Casinos Europe subsidiary deferred tax assets as of December 31, 2011 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

During the quarter ended December 31, 2011, we identified errors in income tax expense totaling $502,000. These errors related to (i) the inability to realize expected tax benefits from intercompany interest charges in 2007 ($279,000) and 2008 ($45,000) as the tax planning strategy relied upon in 2007-08 was not valid; and, (ii) incorrectly treating an existing accrual for uncertain tax positions as a deferred tax liability for purposes of computing the our valuation allowance on deferred tax assets in 2008 ($178,000).  We assessed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Based on this assessment we have concluded that the error did not result in a material misstatement of any prior periods, as previously reported.  Therefore to correct these errors relating to prior year income taxes in accordance with SAB 108, we have reduced retained earnings as of January 1, 2010, by $502,000, to reflect revisions pertaining to the 2007 and 2008 statements of operations and recorded a corresponding tax liability in the 2010 balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based on such evaluation and the identification of a material weakness in our internal control over financial reporting described in “Management’s Annual Report on Internal Control over Financial Reporting” below, our principal executive officers and principal financial/accounting officer have concluded that our disclosure controls and procedures were not effective at December 31, 2011 due to this material weakness.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officers and principal financial/accounting officer, we conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our evaluation, including consideration of the material weakness discussed below, we have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. While the identified material weakness did not result in a material misstatement to our consolidated financial statements, these deficiencies could, if not remediated, result in a material misstatement of future consolidated financial statements.

During the quarter ended December 31, 2011, management identified a material weakness related to the absence of a process to substantiate and support tax positions taken related to our international operations and international legal entity structure. As a result of this material weakness, we identified errors in income tax expense totaling $502,000. These errors related to (i) the inability to realize expected tax benefits from intercompany interest charges in 2007 ($279,000) and 2008 ($45,000) as the tax planning strategy relied upon in 2007-08 was not valid; and, (ii) incorrectly treating an existing accrual for uncertain tax positions as a deferred tax liability for purposes of computing our valuation allowance on deferred tax assets in 2008 ($178,000).  Based on this assessment we concluded that the errors did not result in a material misstatement of any prior periods, as previously reported.  To correct these errors relating to prior year income taxes in accordance with SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we reduced retained earnings as of January 1, 2010 by $502,000, to reflect revisions pertaining to the 2007 and 2008 statements of operations and recorded a corresponding net tax liability in the 2010 consolidated balance sheet.

Changes in Internal Control Over Financial Reporting – As the material weakness noted above was not identified until 2012, there were no changes in our internal control over financial reporting during the three months ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While no changes to our internal control over financial reporting were implemented during the three months ended December 31, 2011, a material weakness was identified as set forth in “Management's Annual Report on Internal Control over Financial Reporting” above.  Management has implemented changes to address the identified control deficiencies by taking the following actions during the first quarter of 2012:  Management has completed an assessment of its current domestic and international tax planning structure and strategy with the assistance of an outside professional tax firm. In the future, we will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in connection with the preparation of our financial statements, including tax planning strategies.  Management believes these changes, when considered in connection with the next evaluation of our disclosure controls and procedures as of March 31, 2012, will remediate the identified material weakness.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co- Chief Executive Officers and our Principal Financial/Accounting Officer. A complete text of this Code of Ethics is available on our web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Ethics will be posted to the Corporate Governance section of our web site.

Item 11.  Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2011 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,200,600 (1)	$2.66	1,111,928
Equity compensation plans not approved by security holders	-	-	-
Total	1,200,600	$2.66	1,111,928

(1)
As of December 31, 2011, there were 849,210 securities to be issued upon exercise of outstanding options and other rights exercisable under the equity incentive plan adopted in 1994. The remaining 351,390 securities pertain to outstanding options and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

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

(21) Subsidiaries of the Registrant

21†	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

** Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

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

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2012.

Signature	Title	Signature	Title

/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director

/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director

/s/ Margaret Stapleton Margaret Stapleton	Principal Financial/Accounting Officer	/s/ Dinah Corbaci Dinah Corbaci	Director

Item 8.  Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity and comprehensive earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 29, 2012

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	Revised December 31,
Amounts in thousands, except for share information	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$25,192	$21,461
Receivables, net	1,108	1,088
Prepaid expenses	510	413
Inventories	273	305
Other current assets	113	3
Deferred income taxes	90	197
Total Current Assets	27,286	23,467

Property and equipment, net	99,605	103,956
Goodwill	4,833	4,942
Equity investment	2,756	2,806
Deferred income taxes	2,054	1,085
Other assets	193	336
Total Assets	$136,727	$136,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,100	$4,203
Accounts payable and accrued liabilities	6,666	5,151
Accrued payroll	2,373	2,329
Taxes payable	3,100	2,463
Deferred income taxes	120	97
Total Current Liabilities	21,359	14,243

Long-term debt, less current portion	-	9,305
Taxes Payable	203	203
Deferred income taxes	2,625	1,866
Total Liabilities	24,187	25,617

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,993,174 and 23,977,061 shares issued, respectively; 23,877,362 and 23,861,249 shares outstanding, respectively	240	240
Additional paid-in capital	75,144	74,930
Accumulated other comprehensive earnings	3,291	4,961
Retained earnings	34,147	31,126
	112,822	111,257
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	112,540	110,975
Total Liabilities and Shareholders’ Equity	$136,727	$136,592
See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the year ended December 31,
Amounts in thousands, except for per share information	2011	2010
Operating revenue:
Gaming	$62,070	$53,635
Hotel, bowling, food and beverage	12,946	11,505
Other	4,033	2,914
Gross revenue	79,049	68,054
Less: Promotional allowances	(8,183)	(7,362)
Net operating revenue	70,866	60,692
Operating costs and expenses:
Gaming	29,365	24,150
Hotel, bowling, food and beverage	10,094	9,378
General and administrative	21,582	20,493
Impairments and other write-offs,	5	13
Depreciation	6,144	6,125
Total operating costs and expenses	67,190	60,159
Earnings from equity investment	589	534
Earnings from operations	4,265	1,067
Non-operating income (expense):
Gain on bargain purchase	-	1,180
Interest income	38	50
Interest expense	(802)	(1,174)
Gains on foreign currency transactions & other	187	169
Non-operating (expense) income, net	(577)	225
Earnings before income taxes	3,688	1,292
Income tax provision	667	270
Net earnings	$3,021	$1,022

Earnings per share:
Basic	$0.13	$0.04
Diluted	$0.13	$0.04

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY & COMPREHENSIVE EARNINGS

Amounts in thousands, except per share information	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
BALANCE AT January 1, 2010 - revised	23,866,698	$239	$74,391	$3,549	$29,728	$(141)	$107,766
Comprehensive earnings:
Adjustment for jackpot liability					376		376
Net earnings	-	-	-	-	1,022	-	1,022
							1,398
Foreign currency translation adjustment	-	-	-	1,412	-	-	1,412
Comprehensive earnings							2,810
Common stock repurchases	(57,330)	-	-	-	-	(141)	(141)
Amortization of stock based compensation	-	-	482	-	-	-	482
Exercise of stock options	51,881	1	57	-	-	-	58

BALANCE AT December 31, 2010 - revised	23,861,249	$240	$74,930	$4,961	$31,126	$(282)	$110,975
Comprehensive earnings:
Net earnings	-	-	-	-	3,021	-	3,021
							3,021
Foreign currency translation adjustment	-	-	-	(1,670)	-	-	(1,670)
Comprehensive earnings							1,351
Amortization of stock based compensation	-	-	199	-	-	-	199
Exercise of stock options	16,113	-	15	-	-	-	15
BALANCE AT December 31, 2011	23,877,362	$240	$75,144	$3,291	$34,147	$(282)	$112,540
See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Amounts in thousands	2011	2010

Cash Flows from Operating Activities:
Net earnings	$3,021	$1,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,144	6,125
Loss on disposition of fixed assets	79	123
Amortization of stock-based compensation	199	482
Amortization of deferred financing costs	56	65
Gain on bargain purchase of Century Casino Calgary	0	(1,180)
Deferred tax expense	(81)	186
Earnings from equity investment	(589)	(534)

Changes in operating assets and liabilities:
Receivables	$(29)	$(128)
Prepaid expenses and other assets	(110)	185
Inventories	23	(6)
Other operating assets	(20)	27
Accounts payable and accrued liabilities	1,292	207
Accrued payroll	67	422
Taxes payable	644	(180)
Net cash provided by operating activities	10,696	6,816

Cash Flows from Investing Activities:
Purchases of property and equipment	$(2,835)	$(9,186)
Acquisition of Century Casino Calgary, net of $1,193 cash acquired	-	(9,301)
Proceeds from disposition of assets	21	64
Net cash used in investing activities	(2,814)	(18,423)

Cash Flows from Financing Activities:
Principal repayments	$(4,223)	$(3,723)
Repurchase of common stock	-	(141)
Proceeds from equity investment dividend	163	-
Proceeds from exercise of options	15	58
Net cash used in financing activities	(4,045)	(3,806)

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Effect of Exchange Rate Changes on Cash	(106)	(118)

Increase (Decrease) in Cash and Cash Equivalents	3,731	(15,531)

Cash and Cash Equivalents at Beginning of Period	21,461	36,992
Cash and Cash Equivalents at End of Period	$25,192	$21,461
Supplemental Disclosure of Cash Flow Information:
Interest paid	$772	$1,161
Income taxes paid	$226	$308

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Please refer to Note 3 for details of the Company’s acquisition of the Century Casino Calgary in Alberta, Canada in 2010.

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2011, the Company owned casino operations in North America, managed cruise ship-based casinos on international waters, and owned a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in CPL, the owner and operator of four casinos in Poland.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage	Country
Century Casinos, Inc.	CCI	n/a	n/a	United States
WMCK Venture Corp.	CRC	CCI	100%	United States
Century Casinos Cripple Creek, Inc. d/b/a Century Casinos	CCC	CRC	100%	United States
WMCK-Acquisition Corp. d/b/a Century Casino Cripple Creek.	ACQ	CRC	100%	United States
Century Casinos Tollgate, Inc	CTI	CCI	100%	United States
CC Tollgate LLC	CTL	CTI	100%	United States
Century Resorts International Ltd.	CRI	CCI	100%	Mauritius
Century Resorts Alberta, Inc.	CRA	CRI	100%	Canada
Century Casinos Europe GmbH	CCE	CCI	100%	Austria
Century Casinos Poland Sp. z o.o.	CCP	CCE	100%	Poland
Casinos Poland Ltd.	CPL	CCP	33%	Poland
Century Casino Calgary	CAL	CCE	100%	Canada

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

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CCE acquired CCP on March 12, 2007. CCP owns 33.3% of all shares issued by CPL. CPL owns and operates four casinos in Poland. CCE acquired CAL on January 13, 2010. CAL owns and operates the Century Casino Calgary, Alberta, Canada.

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

Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. We calculate the fair value of financial instruments and include this additional information in the notes to our consolidated financial statements when the fair value does not approximate the carrying value of those financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2011 and 2010. The carrying value of financial instruments approximates fair value at December 31, 2011 and 2010.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk.

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. No long-lived asset impairment charges were recorded for the years ended December 31, 2011 or 2010.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company tests its recorded goodwill for impairment on an annual basis (as of October 1) or whenever events or circumstances indicate that the value may be impaired. There were no impairments to goodwill as a result of the Company’s annual impairment evaluation in 2011 and 2010 (see Note 6).

Equity Investment – The Company holds a 33.3% ownership interest in and actively participates in the management of CPL. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long-term decision making is controlled by a supervisory board consisting of three persons. The Company is the only shareholder with experience in the gaming industry. All material decisions require the unanimous consent of the boards and thus, no material decisions can be made without the Company’s consent, including the removal of the chairman of each board. The Company includes the equity in the earnings of CPL as a component of its operations because of its active involvement in the operations of the casinos. The Company completed an assessment of whether CPL is a variable interest entity in which it has a controlling financial interest. Based on this assessment, the Company concluded that CPL is not subject to consolidation under the guidance for variable interest entities. The Company evaluates its investment in CPL for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairments to the Company’s equity investment in CPL in 2011 and 2010 (see Note 4).

The Company completed an assessment of whether the management agreement at the Radisson Aruba Resort, Casino & Spa is a variable interest. The Company has concluded that its management agreement for Radisson Aruba Resort, Casino & Spa is a variable interest, however, the Company does not have a controlling financial interest and therefore it is not required to consolidate.

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. dollar exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of each year are as follows:

Ending Rates	2011	2010
Canadian dollar (CAD)	1.0170	0.9946
Euros (€)	0.7709	0.7468
Polish zloty (PLN)	3.4174	2.9641

Comprehensive Earnings (Loss) – Comprehensive earnings (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, bowling, food and beverage revenue is recognized when products are delivered or services are performed. Management fees are recognized as revenue when services are provided. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Revenue is recognized net of incentives related to gaming play and points earned in point-loyalty programs.

At the Company’s casinos in Edmonton and Calgary, the Alberta Gaming and Liquor Commission (“AGLC”) retains 85% of slot machine net win. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. The Century Casino & Hotel in Edmonton and the Century Casino Calgary record revenue net of the amounts retained by the AGLC and charities.

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

-F11-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promotional allowances presented in the consolidated statement of earnings include the following:
	For the year ended December 31
	2011	2010
Amounts in thousands
Hotel, Food & Beverage	$3,573	$3,148
Coupons	2,049	2,173
Player Points	2,561	2,041
Total Promotional Allowances	$8,183	$7,362

Revision and Reclassification - During the quarter ended December 31, 2011, the Company identified errors in income tax expense totaling $502,000. These errors related to (i) the inability to realize expected tax benefits from intercompany interest charges in 2007 ($279,000) and 2008 ($45,000) as the tax planning strategy relied upon in 2007-08 was not valid; and, (ii) incorrectly treating an existing accrual for uncertain tax positions as a deferred tax liability for purposes of computing the Company’s valuation allowance on deferred tax assets in 2008 ($178,000).  The Company assessed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Based on this assessment the Company has concluded that the error did not result in a material misstatement of any prior periods, as previously reported.  Therefore to correct these errors relating to prior year income taxes in accordance with SAB 108, the Company has revised the 2010 balance sheet as follows:

Amounts in thousands
Decrease in long-term deferred tax assets	$134
Increase in current taxes payable	186
Increase in long term taxes payable	203
Decrease in accumulated other comprehensive income	(21)
Decrease in retained earnings at January 1, 2010	$502

Stock-Based Compensation - Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Expenses – Advertising costs are expensed when incurred by the Company. Advertising expense was $1.6 million in each of the years ended December 31, 2011 and 2010.

-F12-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preopening and Start-Up Expenses – Preopening and start-up costs, including organizational costs, are expensed as incurred. In 2011, the Company had less than $0.1 million in start-up costs directly related to two new ships added during the year. In 2010, the Company had $0.1 million in start-up costs directly related to six new ships added during the year.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $5.1 million resulting from net operating losses in the U.S. $0.9 million resulting from the Calgary Casino purchase and $1.3 million from the Century Casinos Europe subsidiary have been fully reserved (see Note 11). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets.

Earnings Per Share – Basic  earnings per share considers only weighted-average outstanding common shares in the computation. Diluted earnings per share give effect to all potentially dilutive securities. Diluted earnings per share is based upon the weighted- average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during  the  year for current year issuances.

	For the year ended December 31
	2011	2010
Weighted average common shares, basic	23,891,874	23,613,612
Dilutive effect of stock options	178,760	181,746
Weighted average common shares, diluted	24,070,634	23,795,358

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year ended December 31
	2011	2010
Stock options	866,710	926,710
Unvested restricted stock	0	160,000

-F13-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITIONS

Century Casino Calgary

In January 2010, the Company, through CCE, acquired 100% of the issued and outstanding shares of Frank Sisson's Silver Dollar Ltd. (“FSSD”) and 100% of the issued and outstanding shares of EGC Properties Ltd. (“EGC”). FSSD and EGC collectively owned and operated the Silver Dollar Casino and related land in Calgary, Alberta, Canada. In November 2010, the Company rebranded the casino under the name Century Casino Calgary.

The total consideration for the transaction was $11.5 million, which consisted of a $10.7 million purchase price plus a net working capital adjustment of $0.8 million. CCE paid $1.0 million on the acquisition in November 2009 and the remaining $10.5 million in January 2010. The purchase price was paid from cash on hand. There was no contingent consideration for the transaction.

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

-F14-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.           EQUITY INVESTMENT

Following is the summarized financial information of CPL as of December 31, 2011 and 2010:

	December 31,
Amounts in thousands (in USD):	2011	2010
Balance Sheet:
Current assets	$4,061	$4,197
Noncurrent assets	$9,523	$10,927
Current liabilities	$4,393	$5,503
Noncurrent liabilities	$3,230	$3,842

	December 31,
	2011	2010
Operating Results
Net operating revenue	$49,836	$45,786
Net earnings	$1,768	$1,603

The Company’s maximum exposure to losses at December 31, 2011 was $2.8 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL for the years ended December 31, 2011 and 2010 are as follows:

Amounts in thousands	Total
Balance – January 1, 2010	$2,372
Equity Earnings	534
Effect of foreign currency translation	(100)
Balance – December 31, 2010	$2,806
Equity Earnings	589
Dividend	(163)
Effect of foreign currency translation	(476)
Balance – December 31, 2011	$2,756

-F15-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consist of the following:

	December 31,
Amounts in thousands	2011	2010
Land	$30,439	$30,424
Buildings and improvements	78,381	78,337
Gaming Equipment	16,438	16,771
Furniture and non-gaming equipment	17,432	16,814
Capital projects in process	441	588
	$143,131	$142,934
Less accumulated depreciation	(43,526)	(38,978)

Property and equipment, net	$99,605	$103,956

Depreciation expense for the years ended December 31, 2011 and 2010 was $6.1 million.

6.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

Amounts in thousands
Balance – January 1, 2010	$4,697
Effect of foreign currency translation	245
Balance – December 31, 2010	$4,942
Effect of foreign currency translation	(109)
Balance – December 31, 2011	$4,833

7.           LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31,
Amounts in thousands	2011	2010
Mortgage - Edmonton	$9,100	$13,336
Capital Leases - Edmonton	0	172

Total long-term debt	$9,100	$13,508
Less current portion	(9,100)	(4,203)
Long-term portion	$0	$9,305

-F16-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage - Edmonton

In September 2005, CRA agreed to the terms of a $20.0 million (CAD 20.0 million) credit facility with Canadian Western Bank for the development of the Century Casino & Hotel in Edmonton, Alberta, Canada. The credit facility, originally structured as a construction loan, converted to a 60-month Edmonton Mortgage on December 20, 2007. The Edmonton Mortgage matures on December 31, 2012. Prior to December 31, 2012, CRA is able to renegotiate the Edmonton Mortgage for an additional one to five year term. The Company intends to refinance the Edmonton Mortgage prior to the maturity of the loan. The Edmonton Mortgage bears interest at a fixed rate of 7.0%. Monthly principal and interest payments on the Edmonton Mortgage are based on a 10-year amortization and are payable on the last day of each month. Under the terms of the Edmonton Mortgage, CRA is subject to various reporting requirements, a minimum equity requirement of approximately $11.1 million (CAD 11.3 million), is required, a minimum Cash Flow Coverage Ratio (as defined in the Edmonton Mortgage) of 1.20 and a minimum cash covenant of $3.4 million (CAD 3.5 million). During 2010 and 2011, the Company was in compliance with all the financial covenant terms of the Edmonton Mortgage.

The Edmonton Mortgage is secured by the assets of CRA and guaranteed by the Company. CRA may elect to prepay up to 10%, or $2.0 million (CAD 2.0 million), of the original principal amount of the Edmonton Mortgage annually without penalty or bonus. On December 22, 2010, the Company elected to make a $2.0 million (CAD 2.0 million) prepayment of the Edmonton Mortgage.

On January 25, 2011 and January 4, 2012, the Company elected to make additional $2.0 million (CAD 2.0 million) prepayments of the Edmonton Mortgage. The Company will recognize a cost savings of CAD 0.4 million in interest expenses over the remaining term of the Edmonton Mortgage as a result of prepayments. The principal balance outstanding under the Edmonton Mortgage as of December 31, 2011 was $9.1 million (CAD 9.3 million), which is included in current liabilities in the accompanying consolidated balance sheet for the year ended December 31, 2011.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:
	December 31,
Amounts in thousands	2011	2010
Deferred financing charges - current	$101	$55
Deferred financing charges - long-term	0	104
Total	$101	$159

Amortization expense relating to these deferred financing charges was $0.1 million for the years ended December 31, 2011 and 2010, and is included in interest expense in the accompanying consolidated statement of earnings.

The consolidated weighted-average interest rate on all borrowings was 7.0% and 7.1% for the years ended December 31, 2011 and 2010, respectively.

-F17-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     OTHER BALANCE SHEET CAPTIONS

Accounts payable and accrued liabilities are composed of the following as of December 31, 2011 and 2010:

Amounts in thousands	2011	2010
Accounts payable	$1,237	$1,407
Accrued commissions (AGLC)	$2,090	$874
Progressive slot & table liability	$852	$889
Player point liability	$905	$706
Other accrued liabilities	$1,582	$1,275
Total	$6,666	$5,151

Taxes payable are composed of the following as of December 31, 2011 and 2010:

Amounts in thousands	2011	Revised 2010
Accrued property taxes	$1,051	$1,055
Gaming taxes payable	$941	$877
Other taxes payable	$1,311	$734
Total	$3,303	$2,666

9.     SHAREHOLDERS' EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. During 2010 and 2009, the Company repurchased 57,330 and 53,557 shares of its common stock, respectively. The weighted-average cost of the stock repurchased in 2010 and 2009 was $2.46 and $2.43 per share, respectively. During 2011, the Company did not repurchase any shares of its common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2011. The repurchase program has no set expiration or termination date.

The Company has not declared or paid any dividends. Declaration and payment of dividends, if any, in the future will be at the discretion of the Board of Directors. At the present time, the Company intends to use any earnings that may be generated to finance the growth of its business.

The Company does not have any minimum capital requirements related to its status as a U.S. corporation in the state of Delaware.

-F18-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2011, the Company has granted, under the EEIP and the 2005 Plan, shares of restricted common stock, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have six-month, one-year, two-year or four-year vesting periods. Through December 31, 2011, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

As of December 31, 2011, there were 1,164,848 options outstanding to employees of the Company, of which 849,210 options were issued under the EEIP and 315,638 options were issued under the 2005 Plan.

No options were issued in 2011. A total of 50,000 options were granted to employees under the 2005 Plan in 2010, although 10,000 of these options were subsequently forfeited before year end. The weighted-average fair value of options granted in 2010 was $1.48. The weighted-average fair value of options granted under the 2005 Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2011
Weighted-average risk-free interest rate	2.39%
Weighted-average expected life	5.39 yrs
Weighted-average expected volatility	65.7%
Weighted-average expect dividends	$ 0

-F19-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the Company’s stock-based compensation plans for employee stock options are as follows:

	Option Shares	Weighted -Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2010	1,212,842	$2.63	1,183,092	$2.47
Granted	50,000	2.30
Exercised	(46,881)	1.09
Cancelled or forfeited	(40,000)	7.33
Outstanding at December 31, 2010	1,175,961	$2.53	1,125,961	$2.51
Granted	0	0.00
Exercised	(11,113)	0.91
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2011	1,164,848	$2.54	1,128,848	$2.54

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2011:

Dollar amounts in thousands
Exercise Price:	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
$0.91	11,526	11,526	$19	$19	6.9	6.9
$0.93	11,612	11,612	$19	$19	6.9	6.9
$1.00	240,000	240,000	$367	$367	6.9	6.9
$2.30	40,000	4,000	$9	$1	8.4	8.4
$2.93	849,210	849,210	$0	$0	2.2	2.2
$9.00	12,500	12,500	$0	$0	5.5	5.5
	1,164,848	1,128,848	$414	$405	3.5	3.4
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $2.53 per share as of December 31, 2011 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

No options were issued to independent directors of the Company during 2011 or 2010. As of December 31, 2011, there were 35,752 options outstanding to independent directors of the Company with a weighted-average exercise price of $6.57. During 2010, 5,000 shares were exercised by independent directors.

For the years ended December 31, 2011 and 2010, the Company recorded less than $0.1 million for stock-based compensation expense. This amount is included in general and administrative expenses.

-F20-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized through 2014.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s consolidated statement of cash flows. No excess tax benefits were recorded for the years ended December 31, 2011 and 2010.

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vested ratably over a four-year period. Of the 400,000 shares issued, 160,000 shares and 120,000 shares vested during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there were no unvested shares remaining.

For the years ended December 31, 2011 and 2010, compensation expense related to restricted stock awards totaled $0.2 million and $0.5 million, respectively.The impact of the amortization of all the Company’s stock based compensation awards (pre-tax) to both basic and diluted earnings per share was $0.01 and $0.02 for the years ended December 31, 2011 and 2010, respectively.

11.	INCOME TAXES

The Company’s provision (benefit) for income taxes from is summarized as follows:
Amounts in thousands	2011	2010
U.S. Federal - Current	$27	$37
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	27	37

Foreign - Current	721	$47
Foreign - Deferred	(81)	186
Provision for foreign income taxes	640	233
Total provision for income taxes	$667	$270

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2011	2010
U.S. Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	(26.4%)	(33.0%)
Equity in Polish investment	(0.6%)	(13.8%)
State income tax (net of federal benefit)	(0.4%)	0.0%
Effect of stock option exercises	1.8%	12.7%
Bargain purchase	0.0%	(25.6%)
Valuation allowance	1.7%	(11.4%)
Foreign dividend	0.0%	57.9%
Permanent and other items	8.0%	0.1%
Total provision for income taxes	18.1%	20.9%

-F21-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;
•	Accumulation of net income before tax utilizing a look-back period of three years; and
•	Tax planning strategies.

The Company’s deferred income taxes at December 31, 2011 and 2010 are summarized as follows:

-F22-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in thousands	2011	2010
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets - current:
Accrued liabilities and other	$156	$152
Deferred tax (liabilities) - current:
Prepaid Expenses	(120)	(100)
Valuation allowance	(144)	(149)
Net deferred tax (liabilities) - current	(108)	(97)

Deferred tax assets - non-current:
Amortization of goodwill for tax	578	739
Amortization of startup costs	401	444
Property and equipment	1,333	1,492
NOL carryforward	2,102	2,246
Accrued liabilities and other	1,005	337
Total deferred tax assets - non-current	5,419	5,258
Deferred tax (liabilities) - non-current:
Accumulated other comprehensive earnings	(310)	0
Valuation allowance	(5,001)	(5,161)
Net deferred tax assets - non-current	108	97
Total deferred tax assets - U.S. federal and state	$0	$0

Amounts in thousands	2011	Revised 2010
Deferred tax assets (liabilities) - Foreign

Deferred tax assets - current:
NOL carryforward	$13	$131
Other	65	66
Net deferred tax assets - current	78	197

Deferred tax assets - non-current:
Property and equipment	620	642
NOL carryforward	2,748	1,232
Accrued liabilities and other	443	138
Deferred tax (liabilities) - non current:
Property and equipment	(2,292)	(1,986)
Others	(22)	(37)
Valuation allowance	(2,175)	(867)
Net deferred tax (liabilities) - non-current	(678)	(878)
Total deferred tax (liabilities) - foreign	$(600)	$(681)
Net deferred tax (liabilities)	$(600)	$(681)

-F23-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s U.S. pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2011:

Amounts in thousands	2011
Expiration Date:	Amount
2027	$1,372
2028	3,458
2029	270
2031	140
$5,240

The following table summarizes the Company’s foreign pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2011:

Amounts in thousands
Expiration Date:	Amount
2026	$111
2027	103
2028	1,538
2029	1,796
2030	1,483
2031	733
Never	5,232
$10,996

-F24-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not recorded any potential liability for uncertain tax positions taken on its U.S. tax returns as it believes that this liability would be offset by its large cumulative U.S. net operating loss that has been fully reserved. The Company has recognized a $0.2 million liability for an unrecognized tax liability related to a foreign tax position, which is recorded as a component of taxes payable in the accompanying consolidated balance sheet as of the year ended December 31, 2011.

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

-F25-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information concerning the Company’s principal geographic areas as of and for the years ended December 31:

	Long Lived Assets
Amounts in thousands	2011	2010

United States	$55,294	$57,904

International:
Canada	$48,423	$50,180
Europe	3,228	3,262
International waters	1,496	1,779
Total international	53,147	55,221
Total	$109,441	$113,125

	Net Operating Revenue
Amounts in thousands	2011	2010
United States	$30,215	$27,719

International:
Canada	$34,112	$29,935
International waters	6,132	2,988
Aruba	407	50
Total international	$40,651	$32,973
Total	$70,866	$60,692

-F26-

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

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective January 1, 2012, the Company reinstated matching contributions that were suspended on December 1, 2008.

Operating Lease Commitments and Purchase Options - The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expense, including month to month rentals, was $0.8 million for the year ended December 31, 2011 and $0.7 million for the year ended December 31, 2010.

Following is a summary of operating lease commitments as of December 31, 2011:

Amounts in thousands
2012	$180
2013	$84
2014	$33
2015	$27
Total	$324

Guarantee – As of December 31, 2011, the Company has issued a guarantee of $1.0 million (€0.8 million) to Bank Austria in connection with its listing on the Vienna Stock Exchange. The guarantee is provided to reimburse Bank Austria for any amounts incurred by Bank Austria as a result of claims or damages and lawsuits that an Austrian Depositary Certificate holder may raise or file against the Company.

14.     TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co-CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings are charges from both Flyfish and Focus for a total of $1.0 million for the year ended December 31, 2011 and $0.9 million for the year ended December 31, 2010.

-F27-

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2011 and 2010 are as follows:

Amounts in thousands except per share information	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2011
Net operating revenue	$17,115	$18,002	$18,146	$17,603
Earnings from operations	$756	$977	$1,548	$984
Net earnings	$364	$644	$1,423	$590
Basic earnings per share:
Net earnings	$0.02	$0.03	$0.06	$0.03
Diluted earnings per share:
Net earnings	$0.02	$0.03	$0.06	$0.03

Year ended December 31, 2010
Net operating revenue	$14,137	$14,940	$15,984	$15,631
Earnings (loss) from operations	$350	$344	$744	$(367)
Net earnings (loss) (1)	$130	$(259)	$321	$830
Basic earnings (loss) per share:
Net earnings (loss)	$0.01	$(0.01)	$0.01	$0.04
Diluted earnings (loss) per share:
Net earnings (loss)	$0.01	$(0.01)	$0.01	$0.03

(1)
During the 4th quarter 2010, the Company recognized a $1.2 million gain on the bargain purchase associated with the Century Casino Calgary acquisition. The bargain purchase is the result of the fair market value of the assets acquired exceeding the purchase price.

-F28-