Form 10-K/A
period 2011-12-31
CENTURY CASINOS INC /CO/
filed 2012-03-29
CIK 911147

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2011.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 20011 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2012, is being filed solely to amend and restate our Index to Exhibits and to furnish our XBRL (eXtensible Business Reporting Language) interactive data files required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K. The XBRL documents did not attach properly to the intital form 10-K filing.

This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

   Century Casinos, Inc.
(Registrant)

Date: March 29, 2012
By : /s/ Margaret Stapleton
Margaret Stapleton
Executive Vice President and Principal Financial/Accounting Officer

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

(21) Subsidiaries of the Registrant

21†	Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

23†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

32.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

† Filed with our Annual Report on Form 10-K for the year ended December 31, 2011.