Form 10-Q
period 2012-03-31
CENTURY CASINOS INC /CO/
filed 2012-05-04
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
23,877,362 shares of common stock, $0.01 par value per share, were outstanding as of April 26, 2012.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,871	$25,192
Receivables, net	1,046	1,108
Prepaid expenses	686	510
Inventories	311	273
Other current assets	78	113
Deferred income taxes	242	90
Total Current Assets	25,234	27,286

Property and equipment, net	99,820	99,605
Goodwill	4,920	4,833
Equity investment	3,182	2,756
Deferred income taxes	1,875	2,054
Other assets	238	193
Total Assets	$135,269	$136,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,714	$9,100
Accounts payable and accrued liabilities	5,560	6,666
Accrued payroll	2,326	2,373
Taxes payable	2,909	3,100
Deferred income taxes	120	120
Total Current Liabilities	17,629	21,359

Taxes payable	227	203
Deferred income taxes	2,669	2,625
Total Liabilities	20,525	24,187

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 23,993,174 shares issued; 23,877,362 shares outstanding	240	240
Additional paid-in capital	75,148	75,144
Accumulated other comprehensive earnings	4,358	3,291
Retained earnings	35,280	34,147
	115,026	112,822
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	114,744	112,540
Total Liabilities and Shareholders’ Equity	$135,269	$136,727

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended March 31,
Amounts in thousands, except for per share information	2012	2011
Operating revenue:
Gaming	$15,259	$14,825
Hotel, bowling, food and beverage	3,321	3,243
Other	943	935
Gross revenue	19,523	19,003
Less: Promotional allowances	(1,954)	(1,888)
Net operating revenue	17,569	17,115
Operating costs and expenses:
Gaming	7,233	6,931
Hotel, bowling, food and beverage	2,437	2,511
General and administrative	5,304	5,368
Depreciation	1,178	1,641
Total operating costs and expenses	16,152	16,451
Earnings from equity investment	155	92
Earnings from operations	1,572	756
Non-operating income (expense):
Interest income	6	2
Interest expense	(148)	(246)
(Losses) gains on foreign currency transactions and other	(5)	75
Non-operating income (expense), net	(147)	(169)
Earnings before income taxes	1,425	587
Income tax provision	292	223
Net earnings	$1,133	$364

Earnings per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2012	2011

Net earnings	$1,133	$364
Foreign currency translation adjustments	1,067	1,294
Comprehensive earnings	$2,200	$1,658

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2012	2011

Cash Flows from Operating Activities:

Net earnings	$1,133	$364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,178	1,641
Loss on disposition of fixed assets	6	31
Amortization of stock-based compensation	4	96
Amortization of deferred financing costs	24	40
Deferred tax expense	72	144
Earnings from equity investment	(155)	(92)

Changes in operating assets and liabilities:
Receivables	$71	$374
Prepaid expenses and other assets	(162)	(357)
Accounts payable and accrued liabilities	(696)	619
Inventories	(33)	(10)
Other operating assets	(42)	23
Accrued payroll	(58)	262
Taxes payable	(578)	(792)
Net cash provided by operating activities	764	2,343

Cash Flows from Investing Activities:
Purchases of property and equipment	(644)	(970)
Proceeds from disposition of assets	1	9
Net cash used in investing activities	(643)	(961)

Cash Flows from Financing Activities:
Principal repayments	(2,511)	(2,535)
Proceeds from exercise of options	-	13
Net cash used in financing activities	$(2,511)	$(2,522)

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months ended March 31,
Amounts in thousands	2012	2011

Effect of Exchange Rate Changes on Cash	$69	$340

Decrease in Cash and Cash Equivalents	(2,321)	(800)

Cash and Cash Equivalents at Beginning of Period	25,192	21,461
Cash and Cash Equivalents at End of Period	$22,871	$20,661
Supplemental Disclosure of Cash Flow Information:
Interest paid	$137	$229
Income taxes paid	$27	$57

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2012, the Company owned casino operations in North America; managed cruise ship-based casinos on international waters; and owned a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of seven casinos in Poland. The Company continues to pursue other projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

Dollar amounts reported in this quarterly report are in U.S. dollars (“USD”) unless otherwise indicated. Transactions that are denominated in a foreign currency, which include the Canadian dollar (“CAD”), Euro (“€”) and Polish zloty (“PLN”) are translated and recorded at the exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate between such foreign currency and the U.S. dollar at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate between such foreign currency and the U.S. dollar for the period in which they are incurred.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31	December 31	March 31
Ending Rates	2012	2011	2011
Canadian dollar (CAD)	0.9991	1.0170	0.9718
Euros (€)	0.7500	0.7709	0.7051
Polish zloty (PLN)	3.1191	3.4174	2.8229
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2012	2011	% Change
Canadian dollar (CAD)	1.0015	0.9859	(1.6%)
Euros (€)	0.7627	0.7314	(4.3%)
Polish zloty (PLN)	3.2268	2.8865	(11.8%)
Source: Pacific Exchange Rate Service

2.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

Amounts in thousands (in USD):	March 31, 2012	December 31, 2011
Balance Sheet:
Current assets	$3,726	$4,061
Noncurrent assets	$12,076	$9,523
Current liabilities	$6,425	$4,393
Noncurrent liabilities	$2,204	$3,230

	For the three months ended March 31,
	2012	2011
Operating Results
Net operating revenue	$10,445	$11,537
Net earnings	$464	$275

The Company’s maximum exposure to losses at March 31, 2012 was $3.2 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the three months ended March 31, 2012 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2012	$2,756
Equity earnings	155
Effect of foreign currency translation	271
Balance – March 31, 2012	$3,182

3.           GOODWILL

Changes in the carrying amount of goodwill related to our Edmonton property for the three months ended March 31, 2012 are as follows:

Amounts in thousands
Balance – January 1, 2012	$4,833
Effect of foreign currency translation	87
Balance – March 31, 2012	$4,920

4.           PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability.

Promotional allowances presented in the condensed consolidated statement of earnings include the following:

	For the three months ended March 31
	2012	2011
Amounts in thousands
Hotel, bowling, food & beverage	$914	$832
Coupons	454	445
Player points	586	611
Total promotional allowances	$1,954	$1,888

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

As of March 31, 2012, the Company has established a valuation allowance for its U.S. deferred tax assets of $5.1 million, a $0.9 million valuation allowance on its Calgary property and a $1.4 million valuation allowance on the Century Casinos Europe subsidiary deferred tax assets due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision for income taxes from operations consists of the following:

Amounts in thousands	As of March 31,
	2012	2011
U.S. Federal - Current	$(19)	$25
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	(19)	25

Foreign - Current	$239	$54
Foreign - Deferred	72	144
Provision for foreign income taxes	311	198
Total provision for income taxes	$292	$223

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2012			ended March 31, 2011
	Pre-tax income	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$955	$302	31.6%	$455	$192	42.2%
United States	5	(19)	(380.0%)	(498)	25	(5.0%)
Mauritius	103	9	8.7%	484	5	1.0%
Austria	246	-	-	118	1	0.8%
Poland	116	-	-	28	-	-
Total	$1,425	$292	20.5%	$587	$223	380. %

6.           EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances. Weighted average shares outstanding for the three months ended March 31, 2012 and 2011 were as follows:

	For the three months ended March 31
	2012	2011
Weighted average common shares, basic	23,877,362	23,711,176
Dilutive effect of stock options	133,431	290,112
Weighted average common shares, diluted	24,010,793	24,001,288

The following shares of restricted stock and stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended March 31
	2012	2011
Unvested restricted stock	-	160,000
Stock options	886,710	886,710

7.           SEGMENT INFORMATION

The following summary provides information concerning amounts attributable to the Company’s principal geographic areas:

	Long Lived Assets
	At March 31,	At December 31,
Amounts in thousands	2012	2011

United States	$55,840	$56,294
International:
Canada	$49,138	$48,423
Europe	3,659	3,228
International waters	1,398	1,496
Total international	54,195	53,147
Total	$110,035	$109,441

	Net Operating Revenue
	For the three months ended March 31,
Amounts in thousands	2012	2011
United States	$7,389	$7,239
International:
Canada	$8,542	$8,341
International waters	1,560	1,422
Aruba	78	113
Total international	10,180	9,876
Total	$17,569	$17,115

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “CAD” refers to Canadian dollars.

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

We currently own, operate and manage the following casinos through wholly-owned subsidiaries:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Central City, Colorado; and
-	The Century Casino & Hotel in Cripple Creek, Colorado.

We also operate 12 ship-based casinos onboard four cruise lines; Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. The most recent ship-based casino addition is the Riviera, which began operations on May 3, 2012. In addition, the contract for the Insignia ship-based casino expired on April 5, 2012 and was not renewed.

The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we currently operate ship-based casinos.

Cruise Line	Ship
Oceania Cruises	Regatta
Oceania Cruises	Nautica
Oceania Cruises	Insignia*
Oceania Cruises	Marina
Oceania Cruises	Riviera**
TUI Cruises	Mein Schiff 1
TUI Cruises	Mein Schiff 2
Windstar Cruises	Wind Surf
Windstar Cruises	Wind Star
Windstar Cruises	Wind Spirit
Regent Seven Seas Cruises	Seven Seas Voyager
Regent Seven Seas Cruises	Seven Seas Mariner
Regent Seven Seas Cruises	Seven Seas Navigator

* The contract for the Insignia expired on April 5, 2012 and was not renewed.
** The Riviera ship-based casino began operations on May 3, 2012

We also hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of seven casinos in Warsaw, Katowice, Gydnia, Wroclaw, Lodz (opened February 16, 2012) Krakow (opened March 29, 2012) and Sosnowiec (opened April 18, 2012) in Poland. We account for this investment under the equity method.

CPL has obtained two additional gaming licenses in the cities of Plock and Posnan, which are scheduled to open in 2012. In addition, CPL is participating in other license applications, including Warsaw. Decisions from the Polish Minister of Finance on these applications are pending.

We have a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of earnings before interest, taxes, depreciation and amortization. We were not required to invest any amounts under the management agreement.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2012	2011	% Change
Canadian dollar (CAD)	1.0015	0.9859	(1.6%)
Euros (€)	0.7627	0.7314	(4.3%)
Polish zloty (PLN)	3.2268	2.8865	(11.8%)
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted or will impact our results of operations are discussed below.

Century Casino & Hotel (Edmonton, Alberta, Canada)

The Alberta Gaming and Liquor Commission approved the addition of 20 slot machines to the gaming floor during the three months ended March 31, 2012. The 20 additional machines bring the total slot machine count to 720 at our property in Edmonton.

Century Casino Calgary (Calgary, Alberta, Canada)

On March 2, 2012, our new 24-hour poker room was completed and became operational. The property began construction of this room during the fourth quarter of 2011 and spent $0.2 million to complete its construction.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming Revenue	$15,259	$14,825	$434	2.9%
Hotel, Bowling, Food and Beverage Revenue	3,321	3,243	78	2.4%
Other Revenue	943	935	8	0.9%
Gross Revenue	19,523	19,003	520	2.7%
Less Promotional Allowances	(1,954)	(1,888)	66	3.5%
Net Operating Revenue	17,569	17,115	454	2.7%
Gaming Expenses	(7,233)	(6,931)	302	4.4%
Hotel, Bowling, Food and Beverage Expenses	(2,437)	(2,511)	(74)	(2.9%)
General and Administrative Expenses	(5,304)	(5,368)	(64)	(1.2%)
Total Operating Costs and Expenses	(16,152)	(16,451)	(299)	(1.8%)
Earnings from Equity Investment	155	92	63	68.5%
Earnings from Operations	1,572	756	816	107.9%
Net Earnings	$1,133	$364	$769	211.3%

Basic and Diluted, Earnings Per Share
Net Earnings	$0.05	$0.02	$0.03	150.0%

Net operating revenue increased by $0.5 million, or 2.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Following is a breakout of net operating revenue by property or category for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

●	Net operating revenue at our property in Edmonton increased by $0.2 million, or 3.3%

●	Net operating revenue at our property in Calgary increased by less than $0.1 million, or 0.6%

●	Net operating revenue at our property in Central City increased by $0.1 million, or 2.5%

●	Net operating revenue at our property in Cripple Creek increased by less than $0.1 million, or 1.5%

●	Net operating revenue from our ship-based casinos and other increased by $0.1 million, or 6.7%

Total operating costs and expenses decreased by $0.3 million, or 1.8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Following is a breakout of total operating costs and expenses by property or category for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

●	Total operating costs and expenses at our property in Edmonton increased by less than $0.1 million, or 0.4%
●	Total operating costs and expenses at our property in Calgary decreased by $0.1 million, or 4.7%
●	Total operating costs and expenses at our property in Central City decreased by $0.2 million, or 4.9%
●	Total operating costs and expenses at our property in Cripple Creek increased by less than $0.1 million, or 1.6%
●	Total operating costs and expenses for our ship-based casinos and other increased by $0.1 million, or 5.9%
●	Total operating costs and expenses for corporate other decreased by $0.1 million, or 8.0%

As a result of the foregoing, net earnings increased by $0.8 million, or 211.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Following is a breakout of net earnings by property or category for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

●	Net earnings at our property in Edmonton increased by $0.2 million

●	Net earnings at our property in Calgary increased by $0.2 million

●	Net earnings at our property in Central City increased by $0.2 million

●	Net earnings at our property in Cripple Creek increased by less than $0.1 million

●	Net earnings from our ship-based casinos and other increased by less than $0.1 million

●	Net loss for corporate other decreased by $0.2 million

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming	$4,178	$4,084	$94	2.3%
Hotel, Food and Beverage	1,477	1,422	55	3.9%
Other	528	464	64	13.8%
Gross Revenue	6,183	5,970	213	3.6%
Less Promotional Allowances	(243)	(217)	26	12.0%
Net Operating Revenue	5,940	5,753	187	3.3%
Gaming Expenses	(1,709)	(1,612)	97	6.0%
Hotel, Food and Beverage Expenses	(992)	(924)	68	7.4%
General & Administrative Expenses	(1,351)	(1,378)	(27)	(2.0%)
Total Operating Costs and Expenses	(4,294)	(4,279)	15	0.4%
Earnings from Operations	1,646	1,474	172	11.7%
Net Earnings	$1,076	$895	$181	20.2%

Net operating revenue at our property in Edmonton increased by $0.2 million, or 3.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is due to increases in gaming, hotel, food, beverage and other revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gaming revenue is due to a total 36 additional slot machines added to the floor during the third quarter of 2011 and first quarter of 2012. The increase in hotel, food and beverage revenue is due to increased customer volumes on the gaming floor as well as increased showroom event attendance for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in other revenue is due to increased showroom and Comedy Club ticket sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, net operating revenue increased $0.3 million, or 4.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Total operating costs and expenses increased by less than $0.1 million, or 0.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is due to higher advertising, promotional and payroll costs of $0.2 million offset by a decrease in depreciation expense of $0.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, total operating costs and expenses increased by $0.1 million, or 1.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

As a result of the foregoing, net earnings increased by $0.2 million, or 20.2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, net earnings increased by $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Calgary

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming	$1,678	$1,517	$161	10.6%
Bowling, Food and Beverage	851	964	(113)	(11.7%)
Other	175	225	(50)	(22.2%)
Gross Revenue	2,704	2,706	(2)	(0.1%)
Less Promotional Allowances	(101)	(118)	(17)	(14.4%)
Net Operating Revenue	2,603	2,588	15	0.6%
Gaming Expenses	(963)	(947)	16	1.7%
Bowling, Food and Beverage Expenses	(590)	(717)	(127)	(17.7%)
General & Administrative Expenses	(796)	(826)	(30)	(3.6%)
Total Operating Costs and Expenses	(2,554)	(2,679)	(125)	(4.7%)
Earnings (Losses) from Operations	49	(91)	140	153.8%
Net Earnings (Loss)	$8	$(163)	$171	104.9%

Net operating revenue at our property in Calgary increased by less than $0.1 million, or 0.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Net operating revenue increased due to higher gaming revenue of $0.2 million, or 10.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gaming revenue is due to an enhanced slot floor layout, improved slot machine mix and increased table games revenue from Baccarat play for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increased gaming revenue was offset by a $0.2 million, or 13.7% decrease in bowling, food, beverage and other revenue. The decrease in bowling, food, beverage and other revenue is due to a decrease in promotional events at the showrooms resulting in lower ticket sales and a decrease in the participation of bowling leagues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, net operating revenue increased by $0.1 million, or 2.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Total operating costs and expenses decreased by $0.1 million, or 4.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in operating costs and expenses is due to lower cost of goods sold expense due to the implementation of new purchasing and inventory procedures along with lower staffing costs due to a change in the property’s management structure and labor efficiencies achieved for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, total operating costs and expenses in Calgary decreased by $0.1 million, or 3.2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

As a result of the foregoing, net earnings increased by $0.2 million, or 104.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In CAD, the net earnings increased by $0.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Central City

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming	$4,808	$4,763	$45	0.9%
Hotel, Food and Beverage	657	558	99	17.7%
Other	51	35	16	45.7%
Gross Revenue	5,516	5,356	160	3.0%
Less Promotional Allowances	(1,006)	(956)	50	5.2%
Net Operating Revenue	4,510	4,400	110	2.5%
Gaming Expenses	(2,067)	(2,059)	8	0.4%
Hotel, Food and Beverage Expenses	(532)	(497)	35	7.0%
General & Administrative Expenses	(943)	(886)	57	6.4%
Total Operating Costs and Expenses	(3,897)	(4,097)	(200)	(4.9%)
Earnings from Operations	613	303	310	102.3%
Net Earnings	$380	$196	$184	93.9%

Net operating revenue at our property in Central City increased by $0.1 million, or 2.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in net operating revenue for the three months ended March 31, 2012 is due to increases in gaming, hotel, food and beverage revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gaming revenue is due to an increase in tables games hold percentage for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in hotel, food and beverage revenue is due to a new menu introduced in both the grill and deli for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Promotional allowances increased by $0.1 million, or 5.2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in promotional allowances is due to an increase in the number of coupons offered during the three months ended March 31, 2012. Total operating costs and expenses decreased by $0.2 million, or 4.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in total operating costs and expenses is due to a $0.3 million decrease in depreciation expense offset by a $0.1 million increase in staffing costs for the months ended March 31, 2012 compared to the three months ended March 31, 2011.

As a result of the foregoing, net earnings increased by $0.2 million, or 93.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Cripple Creek

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming	$3,124	$3,114	$10	0.3%
Hotel, Food and Beverage	336	300	36	12.0%
Other	23	21	2	9.5%
Gross Revenue	3,483	3,435	48	1.4%
Less Promotional Allowances	(604)	(598)	6	1.0%
Net Operating Revenue	2,879	2,837	42	1.5%
Gaming Expenses	(1,251)	(1,156)	95	8.2%
Hotel, Food and Beverage Expenses	(324)	(373)	(49)	(13.1%)
General & Administrative Expenses	(779)	(778)	1	0.1%
Total Operating Costs and Expenses	(2,606)	(2,565)	41	1.6%
Earnings from Operations	273	272	1	0.4%
Net Earnings	$169	$168	$1	0.6%

Net operating revenue at our property in Cripple Creek increased by less than $0.1 million, or 1.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is due to an increase in hotel, food and beverage revenue of less than $0.1 million, or 12.0%, primarily due to an increase in retail prices for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Total operating costs and expenses increased by less than $0.1 million, or 1.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in total operating costs and expenses is due to an increase in gaming expenses of $0.1 million due to higher marketing and advertising expenses offset by a decrease of $0.1 million in staffing costs for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

As a result of the foregoing, net earnings increased by less than $0.1 million, or 0.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Cruise Ships & and Other

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Gaming	$1,472	$1,346	$126	9.4%
Other	166	189	(23)	12.2%
Net Operating Revenue	1,638	1,535	103	6.7%
Gaming Expenses	(1,243)	(1,157)	86	7.4%
General & Administrative Expenses	(158)	(146)	12	8.2%
Total Operating Costs and Expenses	(1,498)	(1,415)	83	5.9%
Earnings from Operations	140	120	20	16.7%
Net Earnings	$127	$118	$9	7.6%

Net operating revenue from our ship based casinos and Aruba management agreement increased by $0.1 million, or 6.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is primarily due to the addition of the Aruba management agreement and increased revenue from the Marina, Mein Schiff 2 and Mariner ship-based casinos.

Total operating costs and expenses increased by $0.1 million, or 5.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gaming expenses of $0.1 million, or 7.4%, is due to increased staffing and contract labor costs from the Aruba management agreement and an increase in concession and annual fees paid to cruise ship operators for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

As a result of the foregoing, net earnings increased by less than $0.1 million, or 7.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Corporate Other

	For the three months ended March 31,
Amounts in thousands	2012	2011	$ Change	% Change
Other	$-	$2	$(2)	(100.0%)
Net Operating Revenue	-	2	(2)	(100.0%)
General & Administrative Expenses	(1,277)	(1,354)	(77)	(5.7%)
Total Operating Costs and Expenses	(1,303)	(1,416)	(113)	(8.0%)
Losses from Operations	(1,149)	(1,322)	173	13.1%
Net Loss	$(627)	$(850)	$223	26.2%

General & administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties. General & administrative expenses decreased by $0.1 million, or 5.7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to a reduction in payroll and stock compensation costs.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded an increase of $0.1 million in earnings from our investment in CPL for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is primarily a result of increased gaming revenue.

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

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	For the three months ended March 31,
	2012	2011	$ Change	% Change
Interest Income	$6	$2	$4	200.00%
Interest Expense	(148)	(246)	(98)	(39.8%)
(Losses) gains on Foreign Currency Transactions & Other	(5)	75	(80)	(106.7%)
Non-Operating Expense, net	$(147)	$(169)	$(22)	(13.0%)

Interest expense

The decrease in interest expense of $0.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is due to lower principal balances on third party debt related to our Edmonton property (the “Edmonton Mortgage Loan”).

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2012			ended March 31, 2011
	Pre-tax income	Income tax	Effective	Pre-tax income (loss)	Income tax	Effective
			tax rate			tax rate
Canada	$955	$302	31.6%	$455	$192	42.2%
United States	5	(19)	(380.0%)	(498)	25	(5.0%)
Mauritius	103	9	8.7%	484	5	1.0%
Austria	246	-	-	118	1	0.8%
Poland	116	-	-	28	-	-
Total	$1,425	$292	20.5%	$587	$223	38.0%

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

Cash and cash equivalents totaled $22.9 million at March 31, 2012, and we had working capital (current assets minus current liabilities) of $7.6 million compared to cash and cash equivalents of $25.2 million and working capital of $6.0 million at December 31, 2011. The decline in cash is primarily due to $2.5 million in repayment of the Edmonton Mortgage Loan. In addition, we invested $0.6 million in various capital expenditure projects. These declines were offset by $0.8 million in cash provided by operating activities and a $0.1 million impact on the cash balances due to changes in foreign exchange rates.

Net cash provided by operating activities was $0.8 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations above.

Net cash used in investing activities of $0.6 million for the three months ended March 31, 2012 consisted of $0.3 million used to purchase slot machines and a kiosk at our two Colorado properties, $0.2 million used to construct the new poker room in Calgary and $0.1 million used in cumulative additions at our remaining properties.

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

Net cash used in financing activities of $2.5 million for the three months ended March 31, 2012 consisted of $2.5 million in the repayment and prepayment of our Edmonton Mortgage Loan. As of March 31, 2012, the remaining balance on our Edmonton Mortgage Loan is $6.7 million. We were in compliance with all covenants of the Edmonton Mortgage Loan as of March 31, 2012.

Net cash used in financing activities of $2.5 million for the three months ended March 31, 2011 consisted of $2.5 million in the repayment and prepayment of our Edmonton Mortgage Loan.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2012. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2012. The repurchase program has no set expiration or termination date.

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

We believe that our cash at March 31, 2012 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Co Chief Executive Officers and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting – As further discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, during the quarter ended December 31, 2011, management identified a material weakness related to the absence of a process to substantiate and support tax positions taken related to our international operations and international legal entity structure. As a result of this material weakness, we identified errors in income tax expense totaling $502,000.  During the three months ended March 31, 2012, management implemented changes to address the identified control deficiencies by taking the following actions:  Management completed an assessment of its current domestic and international tax planning structure and strategy with the assistance of an outside professional tax firm. In the future, we will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in connection with the preparation of our financial statements, including tax planning strategies.  Management believes these changes have remediated the identified material weakness.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2012. There were no repurchases of common stock during the three months ended March 31, 2012.

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

CENTURY CASINOS, INC.

/s/ Margaret Stapleton

Margaret Stapleton

Vice President and Principal Financial/Accounting Officer

Date: May 4, 2012

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