Form 10-Q
period 2012-06-30
CENTURY CASINOS INC /CO/
filed 2012-08-08
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
24,233,174 shares of common stock, $0.01 par value per share, were outstanding as of July 27, 2012.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$19,744	$25,192
Receivables, net	1,082	1,108
Prepaid expenses	560	510
Inventories	334	273
Other current assets	1	113
Deferred income taxes	235	90
Total Current Assets	21,956	27,286
Property and equipment, net	98,748	99,605
Goodwill	4,823	4,833
Equity investment	3,209	2,756
Deferred income taxes	1,993	2,054
Other assets	655	193
Total Assets	$131,384	$136,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$333	$9,100
Accounts payable and accrued liabilities	5,424	6,666
Accrued payroll	2,365	2,373
Taxes payable	2,139	3,100
Deferred income taxes	120	120
Total Current Liabilities	10,381	21,359
Long-term debt, less current portion	3,298	-
Taxes payable	227	203
Deferred income taxes	2,709	2,625
Total Liabilities	16,615	24,187
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,233,174 and 23,993,174 shares issued; 24,117,362 and 23,877,362 shares outstanding	242	240
Additional paid-in capital	75,380	75,144
Accumulated other comprehensive earnings	3,001	3,291
Retained earnings	36,428	34,147
	115,051	112,822
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	114,769	112,540
Total Liabilities and Shareholders’ Equity	$131,384	$136,727
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands, except for per share information	2012	2011	2012	2011
Operating revenue:
Gaming	$15,709	$15,928	$30,968	$30,753
Hotel, bowling, food and beverage	3,135	3,141	6,456	6,384
Other	1,103	1,004	2,046	1,939
Gross revenue	19,947	20,073	39,470	39,076
Less: Promotional allowances	(2,156)	(2,071)	(4,110)	(3,959)
Net operating revenue	17,791	18,002	35,360	35,117
Operating costs and expenses:
Gaming	7,459	7,341	14,692	14,272
Hotel, bowling, food and beverage	2,420	2,553	4,857	5,064
General and administrative	5,320	5,848	10,624	11,216
Depreciation	1,180	1,665	2,358	3,306
Total operating costs and expenses	16,379	17,407	32,531	33,858
Earnings from equity investment	283	382	438	474
Earnings from operations	1,695	977	3,267	1,733
Non-operating income (expense):
Interest income	23	5	29	7
Interest expense	(395)	(197)	(543)	(443)
Gains on foreign currency transactions and other	22	114	17	189
Non-operating income (expense), net	(350)	(78)	(497)	(247)
Earnings before income taxes	1,345	899	2,770	1,486
Income tax provision	197	255	489	478
Net earnings	$1,148	$644	$2,281	$1,008

Earnings per share:
Basic	$0.05	$0.03	$0.10	$0.04
Diluted	$0.05	$0.03	$0.09	$0.04

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2012	2011	2012	2011

Net earnings	$1,148	$644	$2,281	$1,008
Foreign currency translation adjustments	(1,357)	80	(290)	1,374
Comprehensive (loss) earnings	$(209)	$724	$1,991	$2,382

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2012	2011

Cash Flows from Operating Activities:

Net earnings	$2,281	$1,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,358	3,306
Loss on disposition of fixed assets	22	53
Amortization of stock-based compensation	(2)	192
Amortization of deferred financing costs	110	45
Deferred tax expense	1	119
Earnings from equity investment	(438)	(474)

Changes in Operating Assets and Liabilities:
Receivables	29	384
Prepaid expenses and other assets	(43)	(288)
Accounts payable and accrued liabilities	(1,217)	(114)
Inventories	(60)	(2)
Other operating assets	(77)	(50)
Accrued payroll	5	(479)
Taxes payable	(923)	(1,093)
Net cash provided by operating activities	2,046	2,607

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,620)	(1,683)
Proceeds from disposition of assets	2	16
Net cash used in investing activities	(1,618)	(1,667)

Cash Flows from Financing Activities:
Proceeds from borrowings	3,626	0
Payment of deferred financing costs	(394)	0
Principal repayments	(9,092)	(3,103)
Proceeds from equity investment dividend	0	163
Proceeds from exercise of options	240	15
Net cash used in financing activities	$(5,620)	$(2,925)

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months ended June 30,
Amounts in thousands	2012	2011

Effect of Exchange Rate Changes on Cash	$(256)	$281

Decrease in Cash and Cash Equivalents	(5,448)	(1,704)

Cash and Cash Equivalents at Beginning of Period	25,192	21,461
Cash and Cash Equivalents at End of Period	$19,744	$19,757
Supplemental Disclosure of Cash Flow Information:
Interest paid	$486	$429
Income taxes paid	$88	$149

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2012, the Company owned casino operations in North America; managed cruise ship-based casinos on international waters; and owned a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of eight casinos in Poland. The Company continues to pursue other projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,
Ending Rates	2012	2011
Canadian dollar (CAD)	1.0191	1.0170
Euros (€)	0.7894	0.7709
Polish zloty (PLN)	3.3885	3.4174
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2012	2011	% Change	2012	2011	% Change
Canadian dollar (CAD)	1.0104	0.9678	(4.4%)	1.0060	0.9769	(3.0%)
Euros (€)	0.7796	0.6947	(12.2%)	0.7712	0.7130	(8.2%)
Polish zloty (PLN)	3.3181	2.7495	(20.7%)	3.2724	2.8180	(16.1%)
Source: Pacific Exchange Rate Service

2.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

Amounts in thousands (in USD):	June 30, 2012	December 31, 2011
Balance Sheet:
Current assets	$4,631	$4,061
Noncurrent assets	$13,114	$9,523
Current liabilities	$8,140	$4,393
Noncurrent liabilities	$2,057	$3,230

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Operating Results
Net operating revenue	$10,911	$13,663	$21,357	$25,199
Net earnings	$849	$1,147	$1,313	$1,422

The Company’s maximum exposure to losses at June 30, 2012 was $3.2 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the six months ended June 30, 2012 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2012	$2,756
Equity earnings	438
Effect of foreign currency translation	15
Balance – June 30, 2012	$3,209

3.           GOODWILL

Changes in the carrying amount of goodwill related to the Company’s Edmonton property for the six months ended June 30, 2012 are as follows:

Amounts in thousands
Balance – January 1, 2012	$4,833
Effect of foreign currency translation	(10)
Balance – June 30, 2012	$4,823

4.           LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2012	2011
Credit Agreement - Bank of Montreal	$3,631	$0
Mortgage - Edmonton	0	9,100

Total long-term debt	$3,631	$9,100
Less current portion	(333)	(9,100)
Long-term portion	$3,298	$0

Credit Agreement- Bank of Montreal

On May 23, 2012, the Company, through its subsidiaries Century Resorts Alberta, Inc. (“CRA”) and Century Casino Calgary Inc. (“CAL”) entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). Proceeds from the BMO Credit Agreement were used to repay the Company’s mortgage debt related to the Edmonton property (the “Edmonton Mortgage”) and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company.

The BMO Credit Agreement consists of three credit facilities to be utilized as follows:

1.	Credit Facility A is a CAD 1.0 million ($1.0 million) revolving credit facility to be used for the costs of the financing, ongoing working capital requirements and operating regulatory requirements.

2.
Credit Facility B is a CAD 25.0 million ($24.5 million) committed, non-revolving, reducing standby facility. Up to CAD 11 million ($10.8 million) of the Credit Facility B may be used to repay all or part of the Edmonton Mortgage with the remainder available for working capital requirements and general corporate purposes. As described below, CAD 3.7 million ($3.6 million) was drawn down under Credit Facility B and was used, with cash on hand, to repay in full the Edmonton Mortgage.

Once the principal balance of the advance under Credit Facility B has been repaid, it cannot be re-borrowed.

3.	Credit Facility C is a CAD 2.0 million ($2.0 million) treasury management risk facility as defined by the BMO Credit Agreement.

As of June 30, 2012, the Company had approximately CAD 24.3 million ($23.8 million) available for borrowing under the BMO Credit Agreement.

The BMO Credit Agreement bears interest based on credit facilities as follows:

1.	Advances under Credit Facility A may be in the form of :

i.	Advances denominated in CAD and bearing interest at the lender’s floating rate for loans made in CAD plus a margin as defined by the BMO Credit Agreement, and/or

ii.	Advances denominated in USD and bearing interest at the lender’s floating rate for loan made in USD plus a margin as defined by the BMO Credit Agreement, and/or

iii.	Issuances of a CAD Letter of Credit (maximum face value CAD 100,000), bearing interest at a floating margin rate as defined by the BMO Credit Agreement.

2.	Advances under Credit Facility B may be in the form of:

i.
Advances denominated in CAD and bearing interest at the lender’s floating rate for loans made in CAD plus a margin as defined by the BMO Credit Agreement (CAD 500,000 minimum and CAD 100,000 increments thereafter);

ii.
Advances denominated in USD and bearing interest at the lender’s floating rate for loans made in USD plus a margin as defined by the BMO Credit Agreement ($500,000 minimum and $100,000 increments thereafter);

iii.	Advances denominated in USD and bearing interest at the LIBOR rate fixed for 1-6 months ($1 million minimum and $500,000 increments thereafter); and/or

iv.	A Bankers Acceptance denominated in CAD and bearing interest at a fixed rate as defined by the BMO Credit Agreement for 1-6 months (CAD 1 million minimum and CAD 500,000 increments thereafter).

3.
Longer term fixed rates of interest, up to and including the full five year term of the BMO Credit Agreement, can be achieved through the use of interest rate swaps with a deemed risk up to the maximum amount of Credit Facility C. As of June 30, 2012, no interest rate swaps were in use by the Company.

4.	Any funds that are not drawn down under either Credit Facility A or B are classified as a CAD Standby Facility.

Mortgage - Edmonton

On May 23, 2012, the Company repaid the outstanding balance of approximately $6.3 million on the Edmonton Mortgage. The repayment consisted of $6.1 million in principal and interest due on the Edmonton Mortgage and $0.2 million in prepayment penalties and unamortized deferred financing charges. This loan payoff was funded with a $3.6 million borrowing under the BMO Credit Agreement and $2.7 million of cash on hand. The repayment by the Company terminated the Edmonton Mortgage.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Credit Agreement - Bank of Montreal	June 30,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$79	$0
Deferred financing charges - long-term	$308	$0
Total	$387	$0

Mortgage - Edmonton	June 30,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$0	$101
Deferred financing charges - long-term	$0	$0
Total	$0	$101

Amortization expense relating to deferred financing charges was $0.1 million for both the six months ended June 30, 2012 and June 30, 2011, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

As of June 30, 2012, the Company was in compliance with all covenants related to its borrowings. Covenants of the BMO Credit Agreement include the following:

a)	Senior Funded Debt to EBITDA Ratio as defined by the BMO Credit Agreement may not be greater than 3.00:1.00;
b)	Fixed Charge Coverage Ratio as defined by the BMO Credit Agreement may not be less than 1.20:1.00;
c)	CRA and CAL combined shareholder’s equity may not be less than CAD 20 million; and
d)	Capital expenditures in any fiscal year may not exceed CAD 4.0 million in aggregate, without the lender’s consent.

The consolidated weighted average interest rate on all borrowings for the Company was 17.2% for the six months ended June 30, 2012. The Company currently pays a floating interest rate on its borrowings under the BMO Credit Agreement. The current interest rate is approximately 4.0%. The weighted average interest rate is higher than the 7.0% interest rate of the Edmonton Mortgage and the 4.0% interest rate under on the BMO Credit Agreement because the Company wrote off a total of $0.1 million in deferred financing costs and paid $0.2 million in prepayment penalties in May  2012 in connection with the repayment of the Edmonton Mortgage.

As of June 30, 2012, scheduled maturities of the long-term debt is as follows:

Amounts in thousands	CAD	USD
2012	$154	$151
2013	370	363
2014	370	363
2015	370	363
2016	370	363
Thereafter	2,066	2,028
Total	$3,700	$3,631

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2012, the outstanding balance of this liability was $1.0 million.

Promotional allowances presented in the condensed consolidated statements of earnings include the following:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Amounts in thousands
Hotel, bowling, food and beverage	$984	$909	$1,898	$1,741
Coupons	487	502	941	947
Player points	685	660	1,271	1,271
Total promotional allowances	$2,156	$2,071	$4,110	$3,959

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

As of June 30, 2012, the Company has established a valuation allowance for its U.S. deferred tax assets of $5.2 million, a $0.9 million valuation allowance on its Calgary property and a $1.3 million valuation allowance on the Century Casinos Europe subsidiary deferred tax assets due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

•	The level of historical taxable income and projections for future taxable income in the jurisdictions where the assets are located over periods in which the deferred tax assets would be deductible;

•	Accumulation of net income before tax utilizing a look-back period of three years, and

•	Tax planning strategies.

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision for income taxes from operations consists of the following:

	For the six months
Amounts in thousands	ended June 30,
	2012	2011
U.S. Federal - Current	$122	$52
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	122	52

Foreign - Current	$366	$307
Foreign - Deferred	1	119
Provision for foreign income taxes	367	426
Total provision for income taxes	$489	$478

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2012			ended June 30, 2011
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$1,563	$361	23.1%	$1,258	$403	32.0%
United States	144	122	85.1%	(1,056)	52	-4.9%
Mauritius	147	4	3.0%	1,133	22	1.9%
Austria	539	1	0.2%	(222)	1	-0.5%
Poland	377	-	0.0%	373	-	0.0%
Total	$2,770	$489	17.7%	$1,486	$478	32.2%

The US income tax rate has increased significantly due to a one-time withholding tax payment of $0.1 million related to a Canadian intercompany payable.

7.           EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method and the assumed conversion of other convertible securities (using the “if converted” method) at the beginning of the year, or for the period outstanding during the year for current year issuances. Weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Weighted average common shares, basic	23,890,405	23,717,165	23,883,919	23,714,215
Dilutive effect of stock options	169,917	308,930	170,985	301,732
Weighted average common shares, diluted	24,060,322	24,026,095	24,054,904	24,015,947

The following shares of restricted stock and stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Unvested restricted stock	-	160,000	-	160,000
Stock options	886,710	886,710	886,710	886,710

8.           SEGMENT INFORMATION

The following summary provides information concerning amounts attributable to the Company’s principal geographic areas:
	Long Lived Assets
	At June 30,	At December 31,
Amounts in thousands	2012	2011

United States	$55,661	$56,294
International:
Canada	$48,771	$48,423
Europe	3,647	3,228
International waters	1,349	1,496
Total international	53,767	53,147
Total	$109,428	$109,441

	Net Operating Revenue		Net Operating Revenue
	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2012	2011	2012	2011
United States	$7,731	$7,731	$15,119	$14,969
International:
Canada	$8,404	$8,652	$16,947	$16,994
International waters	1,578	1,509	3,138	2,931
Aruba	78	110	156	223
Total international	10,060	10,271	20,241	20,148
Total	$17,791	$18,002	$35,360	$35,117

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

We also operate 12 ship-based casinos onboard four cruise lines; Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises.

The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operate ship-based casinos.

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

* The casino operation on board Insignia was suspended on April 5, 2012, as the vessel was leased to a different cruise line by Oceania Cruises. We will not operate the ship-based casino as long as it is leased to a different cruise line.
** The Riviera ship-based casino began operations on May 3, 2012.

We also hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd (“CPL”), the owner and operator of eight casinos in Warsaw, Katowice, Gydnia, Wroclaw, Lodz (opened February 16, 2012) Krakow (opened March 29, 2012), Sosnowiec (opened April 18, 2012) and Posnan (opened June 28, 2012) in Poland. We account for this investment under the equity method.

The Lodz casino is undergoing a full refurbishment and will have a grand re-opening during the fourth quarter of 2012. CPL has obtained an additional gaming license in the city of Plock, which is scheduled to open in the second half of 2012. In addition, CPL is participating in other license applications, including Warsaw. Decisions from the Polish Minister of Finance on these applications are pending.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended June 30,			For the six months ended June 30,
Average Rates	2012	2011	% Change	2012	2011	% Change
Canadian dollar (CAD)	1.0104	0.9678	(4.4%)	1.0060	0.9769	(3.0%)
Euros (€)	0.7796	0.6947	(12.2%)	0.7712	0.7130	(8.2%)
Polish zloty (PLN)	3.3181	2.7495	(20.7%)	3.2724	2.8180	(16.1%)
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted or will impact our results of operations are discussed below.

Century Casino & Hotel (Edmonton, Alberta, Canada)

On July 13, 2012, the Alberta Gaming and Liquor Commission approved the addition of 30 slot machines to the gaming floor. The additional slot machines are expected to be added gradually during the third quarter of 2012. Once added, the 30 additional machines will bring the total slot machine count to 750 at our property in Edmonton.

In June 2012, construction began on Fort Road immediately in front of the casino entrance. Construction is expected to last through September 2012. This may adversely affect traffic to our casino during the third quarter of 2012.

Century Casino & Hotel (Cripple Creek, Colorado, United States)

The Waldo Canyon Wildfire, which occurred in and near Colorado Springs, Colorado in late June and early July 2012, had a significant negative impact on our business in Cripple Creek during the second quarter of 2012. Several thousand people in Colorado Springs, the metropolitan population which the casino primarily serves, were evacuated and the main highway to the casino, Highway 24, was closed for eight days from June 24, 2012 through July 1, 2012. We estimate that this event adversely affected our revenues for the second quarter by $0.2 million.

In August 2012, new owners of the Gold Rush Casino in Cripple Creek are planning to open the casino with approximately 300 slot machines and 3 table games. This casino is directly across the street from our property in Cripple Creek, and management believes the new casino will add additional competition to the already very competitive Cripple Creek market.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming Revenue	$15,709	$15,928	$(219)	(1.4%)	$30,968	$30,753	$215	0.7%
Hotel, Bowling, Food and Beverage Revenue	3,135	3,141	(6)	(0.2%)	6,456	6,384	72	1.1%
Other Revenue	1,103	1,004	99	9.9%	2,046	1,939	107	5.5%
Gross Revenue	19,947	20,073	(126)	(0.6%)	39,470	39,076	394	1.0%
Less Promotional Allowances	(2,156)	(2,071)	85	4.1%	(4,110)	(3,959)	151	3.8%
Net Operating Revenue	17,791	18,002	(211)	(1.2%)	35,360	35,117	243	0.7%
Gaming Expenses	(7,459)	(7,341)	118	1.6%	(14,692)	(14,272)	420	2.9%
Hotel, Bowling, Food and Beverage Expenses	(2,420)	(2,553)	(133)	(5.2%)	(4,857)	(5,064)	(207)	(4.1%)
General and Administrative Expenses	(5,320)	(5,848)	(528)	(9.0%)	(10,624)	(11,216)	(592)	(5.3%)
Total Operating Costs and Expenses	(16,379)	(17,407)	(1,028)	(5.9%)	(32,531)	(33,858)	(1,327)	(3.9%)
Earnings from Equity Investment	283	382	(99)	(25.9%)	438	474	(36)	(7.6%)
Earnings from Operations	1,695	977	718	73.5%	3,267	1,733	1,534	88.5%
Net Earnings	$1,148	$644	$504	78.3%	$2,281	$1,008	$1,273	126.3%

Earnings Per Share
Basic	$0.05	$0.03	$0.02	66.7%	$0.10	$0.04	$0.06	150.0%
Diluted	$0.05	$0.03	$0.02	66.7%	$0.09	$0.04	$0.05	125.0%

Net operating revenue decreased by $0.2 million, or 1.2%, and increased by $0.2 million, or 0.7%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Following is a breakout of net operating revenue by property or category for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

●	Net operating revenue at our property in Edmonton decreased by $0.2 million, or 2.9%, and increased by less than $0.1 million, or 0.1%;
●	Net operating revenue at our property in Calgary decreased by $0.1 million, or 2.8%, and decreased by $0.1 million, or 1.1%;
●	Net operating revenue at our property in Central City increased by $0.1 million, or 1.3%, and increased by $0.2 million, or 1.9%;
●	Net operating revenue at our property in Cripple Creek decreased by $0.1 million, or 1.9%, and decreased by less than $0.1 million, or 0.3%; and
●	Net operating revenue from our ship-based casinos and other increased by less than $0.1 million, or 2.3%, and increased by $0.1 million, or 4.4%.

Total operating costs and expenses decreased by $1.0 million, or 5.9%, and $1.3 million, or 3.9%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Following is a breakout of total operating costs and expenses by property or category for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

•	Total operating costs and expenses at our property in Edmonton decreased by $0.1 million, or 2.7%, and decreased by $0.1 million, or 1.2%;
•	Total operating costs and expenses at our property in Calgary increased by less than $0.1 million, or 1.4%, and decreased by $0.1 million, or 1.7%;
•	Total operating costs and expenses at our property in Central City decreased by $0.3 million, or 7.2%, and decreased by $0.5 million, or 6.1%;
•	Total operating costs and expenses at our property in Cripple Creek decreased by $0.1 million, or 4.0%, and decreased by less than $0.1 million, or 1.3%;
•	Total operating costs and expenses for our ship-based casinos and other increased by $0.1 million, or 6.5%, and increased by $0.2 million, or 6.2%; and
•	Total operating costs and expenses for corporate other decreased by $0.6 million, or 31.4%, and decreased by $0.7 million, or 21.6%.

As a result of the foregoing, net earnings increased by $0.5 million, or 78.3%, and $1.3 million, or 126.3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Following is a breakout of net earnings by property or category for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

●	Net earnings at our property in Edmonton decreased by $0.1 million, or 9.1%, and increased by $0.1 million, or 3.5%;
●	Net earnings at our property in Calgary decreased by less than $0.1 million, or 26.0%, and increased by $0.2 million, or 64.4%;
●	Net earnings at our property in Central City increased by $0.2 million, or 123.7%, and increased by $0.4 million, or 108.6%;
●	Net earnings at our property in Cripple Creek increased by less than $0.1 million, or 11.9%, and increased by less than $0.1 million, or 7.3%;
●	Net earnings from our ship-based casinos and other decreased by $0.1 million, or 43.1%, and decreased by $0.1 million, or 21.5%; and
●	Net loss for corporate other decreased by $0.5 million, or 41.8%, and decreased by $0.7 million, or 34.9%.

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gaming Revenue	$4,290	$4,452	$(162)	(3.6%)	$8,468	$8,536	$(68)	(0.8%)
Hotel, Food and Beverage Revenue	1,433	1,449	(16)	(1.1%)	2,911	2,871	40	1.4%
Other Revenue	569	533	36	6.8%	1,097	997	100	10.0%
Gross Revenue	6,292	6,434	(142)	(2.2%)	12,476	12,404	72	0.6%
Less Promotional Allowances	(286)	(249)	37	14.9%	(528)	(466)	62	13.3%
Net Operating Revenue	6,006	6,185	(179)	(2.9%)	11,948	11,938	10	0.1%
Gaming Expenses	(1,681)	(1,681)	0	0.0%	(3,390)	(3,293)	97	2.9%
Hotel, Food and Beverage Expenses	(1,032)	(959)	73	7.6%	(2,024)	(1,882)	142	7.5%
General and Administrative Expenses	(1,324)	(1,382)	(58)	(4.2%)	(2,674)	(2,760)	(86)	(3.1%)
Total Operating Costs and Expenses	(4,281)	(4,399)	(118)	(2.7%)	(8,574)	(8,676)	(102)	(1.2%)
Earnings from Operations	1,725	1,786	(61)	(3.4%)	3,374	3,262	112	3.4%
Net Earnings	$1,075	$1,182	$(107)	(9.1%)	$2,153	$2,080	$73	3.5%

Three Months Ended June 30, 2012 and 2011
Net operating revenue at our property in Edmonton decreased by $0.2 million, or 2.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net operating revenue is due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 4.4% for the three months ended June 30, 2012 compared to the three months June 30, 2011 (the “4.4% exchange rate decrease”).

In CAD, net operating revenue increased by $0.1 million, or 1.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is due to increases in gaming, hotel, food, beverage and other revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in gaming revenue is due to 32 additional slot machines added to the floor during the second quarter of 2012. The increase in hotel, food and beverage revenue is due to higher hotel room occupancy. The increase in other revenue is due to increased showroom and Comedy Club ticket sales for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total operating costs and expenses decreased by $0.1 million, or 2.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in total operating costs and expenses occurred as a result of the 4.4% exchange rate decrease.

In CAD, total operating costs and expense increased by $0.1 million, 1.6%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is due to higher advertising, promotional, food and payroll costs of $0.2 million offset by a decrease in depreciation expense of $0.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As a result of the foregoing, earnings from operations decreased by $0.1 million, or 3.4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In CAD, earnings from operations increased by less than $0.1 million, or 0.6%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net earnings decreased by $0.1 million, or 9.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net earnings is due to foregoing operational items as well as an increase in interest expense and deferred financing charges of $0.2 million resulting from prepayment penalties related to early payoff of the mortgage related to the Edmonton property (“Edmonton Mortgage”) offset by a decrease in income tax expense of $0.1 million. In CAD, net earnings decreased by $0.2 million, or 22.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net earnings is due to an increase in interest expense of $0.2 million from the early payoff of the Edmonton Mortgage and an increase in foreign currency losses of $0.2 million due to the 4.4% exchange rate decrease offset by a decrease in income tax expense of $0.1 million.

Six Months Ended June 30, 2012 and 2011
Net operating revenue at our property in Edmonton increased by less than $0.1 million, or 0.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net operating revenue is due to increases in hotel, food, beverage and other revenue offset by a decrease in gaming revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

The increase in hotel, food and beverage revenue is due to higher hotel room occupancy, increased customer volumes on the gaming floor as well as increased showroom event attendance for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in other revenue is due to increased showroom and Comedy Club ticket sales for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in gaming revenue is due a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 3.0% for the six months ended June 30, 2012 compared to the three months June 30, 2011 (the “3.0% exchange rate decrease”). In CAD, gaming revenue increased by $0.2 million, or 2.2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to a total of 56 additional slot machines added to the floor during the third quarter of 2011 and first and second quarter of 2012. In CAD, net operating revenue increased by $0.4 million, or 3.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Total operating costs and expenses decreased by $0.1 million, or 1.2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in total operating costs and expenses is due to the 3.0% exchange rate decrease.

In CAD, total operating costs and expense increased by $0.2 million, or 1.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase is due to higher advertising, promotional, food and payroll costs of $0.4 million offset by a decrease in depreciation expense of $0.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 3.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In CAD, earnings from operations increased by $0.2, or 6.6%, million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. In addition, net earnings increased by $0.1 million, or 3.5%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In CAD, net earnings increased by $0.1 million, or 2.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Calgary
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gaming Revenue	$1,588	$1,646	$(58)	(3.5%)	$3,266	$3,163	$103	3.3%
Bowling, Food and Beverage Revenue	683	747	(64)	(8.6%)	1,533	1,711	(178)	(10.4%)
Other Revenue	283	211	72	34.1%	457	436	21	4.8%
Gross Revenue	2,554	2,604	(50)	(1.9%)	5,256	5,310	(54)	(1.0%)
Less Promotional Allowances	(156)	(137)	19	13.9%	(257)	(254)	3	1.2%
Net Operating Revenue	2,398	2,467	(69)	(2.8%)	4,999	5,056	(57)	(1.1%)
Gaming Expenses	(1,089)	(912)	177	19.4%	(2,052)	(1,859)	193	10.4%
Bowling, Food and Beverage Expenses	(517)	(666)	(149)	(22.4%)	(1,106)	(1,383)	(277)	(20.0%)
General and Administrative Expenses	(762)	(769)	(7)	(0.9%)	(1,558)	(1,595)	(37)	(2.3%)
Total Operating Costs and Expenses	(2,577)	(2,541)	36	1.4%	(5,129)	(5,220)	(91)	(1.7%)
(Losses) from Operations	(179)	(74)	(105)	(141.9%)	(130)	(164)	34	20.7%
Net (Loss)	$(92)	$(73)	$(19)	(26.0%)	$(84)	$(236)	$152	64.4%

Three Months Ended June 30, 2012 and 2011
Net operating revenue at our property in Calgary decreased by $0.1 million, or 2.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net operating revenue is due to the 4.4% exchange rate decrease.

In CAD, net operating revenue increased by less than $0.1 million, or 1.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Net operating revenue increased due to increased other revenue of $0.1 million, or 41.4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2012 due to higher showroom ticket sales when the casino began self-promoting concert events at the casino and featured a concert by BB King. The increase in other revenue was offset by a less than $0.1 million, or 5.0% decrease in bowling, food and beverage revenue due to a decrease in the participation of bowling leagues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total operating costs and expenses increased by less than $0.1 million, or 1.4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is due to higher advertising, promotional, food and payroll costs for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In CAD, total operating costs and expenses in Calgary increased by $0.2 million, or 5.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As a result of the foregoing, earnings from operations decreased by $0.1 million, or 141.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In CAD, earnings from operations decreased by $0.1 million, or 152.8% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net earnings decreased by less than $0.1 million, or 26.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net earnings is due to the foregoing operational items as well as an increase in income tax benefit of $0.1 million. In CAD, net earnings decreased by $0.2 million, or 700.0%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in net earnings is due to an increase in foreign currency losses of $0.2 million due to the 4.4% exchange rate decrease partially offset by an increase in the income tax benefit of $0.1 million.

Six Months Ended June 30, 2012 and 2011
Net operating revenue at our property in Calgary decreased by $0.1 million, or 1.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in net operating revenue is due to the 3.0% exchange rate decrease.

In CAD, net operating revenue increased by $0.1 million, or 1.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Net operating revenue increased due to higher gaming revenue of $0.2 million, or 6.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in gaming revenue is due to an enhanced slot floor layout and improved slot machine mix for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increased gaming revenue was offset by a $0.1 million, or 8.0%, decrease in bowling, food and beverage revenue. The decrease in bowling, food and beverage revenue is due to a decrease in the participation of bowling leagues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Total operating costs and expenses decreased by $0.1 million, or 1.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in total operating costs and expenses is due to the 3.0% exchange rate decrease.

In CAD, total operating costs and expenses increased by $0.1 million, or 1.2%, primarily due to increased depreciation costs for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by less than $0.1 million, or 20.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In CAD, earnings from operations increased by less than $0.1 million, or 18.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net earnings increased by $0.2 million, or 64.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net earnings is due to foregoing operational items as well as an increase in income tax benefit of $0.1 million and a decrease in foreign currency losses of $0.1 million due to the 3.0% exchange rate decrease. In CAD, net earnings decreased by $0.2 million, or 279.0%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in net earnings is due an increase in foreign currency losses of $0.2 million due to the 3.0% exchange rate decrease.

Central City
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gaming Revenue	$4,947	$4,930	$17	0.3%	$9,755	$9,694	$61	0.6%
Hotel, Food and Beverage Revenue	637	601	36	6.0%	1,294	1,159	135	11.6%
Other Revenue	48	40	8	20.0%	99	75	24	32.0%
Gross Revenue	5,632	5,571	61	1.1%	11,148	10,928	220	2.0%
Less Promotional Allowances	(1,051)	(1,051)	0	0.0%	(2,058)	(2,008)	50	2.5%
Net Operating Revenue	4,581	4,520	61	1.3%	9,090	8,920	170	1.9%
Gaming Expenses	(2,119)	(2,157)	(38)	(1.8%)	(4,186)	(4,216)	(30)	(0.7%)
Hotel, Food and Beverage Expenses	(520)	(540)	(20)	(3.7%)	(1,052)	(1,038)	14	1.3%
General and Administrative Expenses	(956)	(886)	70	7.9%	(1,900)	(1,772)	128	7.2%
Total Operating Costs and Expenses	(3,942)	(4,247)	(305)	(7.2%)	(7,839)	(8,345)	(506)	(6.1%)
Earnings from Operations	639	273	366	134.1%	1,251	575	676	117.6%
Net Earnings	$396	$177	$219	123.7%	$776	$372	$404	108.6%

Three Months Ended June 30, 2012 and 2011

Net operating revenue at our property in Central City increased by $0.1 million, or 1.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in net operating revenue is due to increases in gaming, hotel, food and beverage revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in hotel, food and beverage revenue is due to a new menu introduced in both the grill and deli for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The Central City market increased by 12% and the market share at our property in Central City decreased by 9% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total operating costs and expenses decreased by $0.3 million, or 7.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in total operating costs and expenses is due to a $0.3 million decrease in depreciation expense and overall management of operating costs for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.4 million, or 134.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net earnings increased by $0.2 million, or 123.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in net earnings of $0.2 million compared to $0.4 million increase in earnings from operations is due an increase income tax expense of $0.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Net operating revenue at our property in Central City increased by $0.2 million, or 1.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net operating revenue is due to increases in gaming, hotel, food and beverage revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in gaming revenue is due to an increase in customer volume and table games hold percentage for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in hotel, food and beverage revenue is due to a new menu introduced in both the grill and deli for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The Central City market increased by 13%, while the market share for our property in Central City decreased by 10% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011,

Total operating costs and expenses decreased by $0.5 million, or 6.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in total operating costs and expenses is due to a $0.6 million decrease in depreciation expense and overall management of operating costs for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.7 million, or 117.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net earnings increased by $0.4 million, or 108.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in net earnings of $0.4 million compared to the $0.7 million increase in earnings from operations is due an increase income tax expense of $0.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Cripple Creek
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gaming Revenue	$3,403	$3,474	$(71)	(2.0%)	$6,527	$6,588	$(61)	(0.9%)
Hotel, Food and Beverage Revenue	382	343	39	11.4%	718	644	74	11.5%
Other Revenue	28	27	1	3.7%	51	48	3	6.3%
Gross Revenue	3,813	3,844	(31)	(0.8%)	7,296	7,280	16	0.2%
Less Promotional Allowances	(663)	(633)	30	4.7%	(1,267)	(1,231)	36	2.9%
Net Operating Revenue	3,150	3,211	(61)	(1.9%)	6,029	6,049	(20)	(0.3%)
Gaming Expenses	(1,308)	(1,364)	(56)	(4.1%)	(2,559)	(2,520)	39	1.5%
Hotel, Food and Beverage Expenses	(351)	(388)	(37)	(9.5%)	(675)	(761)	(86)	(11.3%)
General and Administrative Expenses	(755)	(769)	(14)	(1.8%)	(1,534)	(1,547)	(13)	(0.8%)
Total Operating Costs and Expenses	(2,667)	(2,779)	(112)	(4.0%)	(5,273)	(5,344)	(71)	(1.3%)
Earnings from Operations	483	432	51	11.8%	756	705	51	7.2%
Net Earnings	$300	$268	$32	11.9%	$469	$437	$32	7.3%

Three Months Ended June 30, 2012 and 2011

Net operating revenue at our property in Cripple Creek decreased by $0.1 million, or 1.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease is primarily due to the eight day road closure of the main highway from Colorado Springs to the casino because of the Waldo Canyon fire during June 2012. The Cripple Creek market decreased by 2%, while the market share for our property in Cripple Creek increased by 1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total operating costs and expenses decreased by $0.1 million, or 4.0%, due to overall management of operating costs for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 11.8%, and net earnings increased by less than $0.1 million, or 11.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Net operating revenue at our property in Cripple Creek decreased by less than $0.1 million, or 0.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease is primarily due to the eight day road closure of the main highway to the casino because of the Waldo Canyon fire during June 2012 offset by an increase in hotel, food and beverage revenue of $0.1 million, or 11.5%, primarily because of an increase in retail prices for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The Cripple Creek market decreased by less than 1%, while the market share for our property in Cripple Creek increased by less than 1% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Total operating costs and expenses decreased by less than $0.1 million, or 1.3%, due to overall management of operating costs for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 7.2%, and net earnings increased by less than $0.1 million, or 7.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Cruise Ships & and Other
	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gaming Revenue	$1,481	$1,426	$55	3.9%	$2,952	$2,772	$180	6.5%
Other Revenue	175	193	(18)	(9.3%)	342	383	(41)	(10.7%)
Net Operating Revenue	1,656	1,619	37	2.3%	3,294	3,155	139	4.4%
Gaming Expenses	(1,262)	(1,227)	35	2.9%	(2,505)	(2,384)	121	5.1%
General and Administrative Expenses	(191)	(122)	69	56.6%	(348)	(268)	80	29.9%
Total Operating Costs and Expenses	(1,551)	(1,457)	94	6.5%	(3,048)	(2,871)	177	6.2%
Earnings from Operations	105	162	(57)	(35.2%)	246	284	(38)	(13.4%)
Net Earnings	$91	$160	$(69)	(43.1%)	$219	$279	$(60)	(21.5%)

Three Months Ended June 30, 2012 and 2011
Net operating revenue from our ship based casinos and Aruba management agreement increased by less than $0.1 million, or 2.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is primarily due to increased revenue from the Marina and Mein Schiff 2 offset by a decrease in management fee revenue received from the Aruba management agreement.

Total operating costs and expenses increased by $0.1 million, or 6.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is due to increased staffing and contract labor costs from the Aruba management agreement, an increase in concession and annual fees paid to cruise ship operators and an increase in travel expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As a result of the foregoing, net earnings decreased by $0.1 million, or 43.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011
Net operating revenue from our ship based casinos and Aruba management agreement increased by $0.1 million, or 4.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase is primarily due to increased revenue from the Marina, Mein Schiff 2 and Mariner offset by a decrease in management fee revenue received from the Aruba management agreement.

Total operating costs and expenses increased by $0.2 million, or 6.2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase is due to increased staffing and contract labor costs from the Aruba management agreement, an increase in concession and annual fees paid to cruise ship operators and an increase in travel expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As a result of the foregoing, net earnings decreased by $0.1 million, or 21.5%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Corporate Other

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
General and Administrative Expenses	$(1,332)	$(1,920)	$(588)	(30.6%)	$(2,610)	$(3,274)	$(664)	(20.3%)
Total Operating Costs and Expenses	(1,361)	(1,984)	(623)	(31.4%)	(2,668)	(3,402)	(734)	(21.6%)
Losses from Operations	(1,079)	(1,603)	524	32.7%	(2,230)	(2,929)	699	23.9%
Net Loss	$(623)	$(1,070)	$447	41.8%	$(1,252)	$(1,924)	$672	34.9%

Three and Six Months Ended June 30, 2012 and 2011

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties. General and administrative expenses decreased by $0.6 million, or 30.6%, and $0.7 million or 20.3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to a reduction in payroll, professional services and stock compensation costs.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded a decrease of $0.1 million and less than $0.1 million, respectively, in earnings from our investment in CPL for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The decrease is primarily the result of lower performing properties which were in a start-up phase after recently opening or relocating. We believe that CPL has maintained its market share for the three and six months ended June 30, 2012 compared to the three months ended June 30, 2012.

In July 2011, the co-shareholders in CPL (LOT Polish Airlines and PPL Polish Airports) informed us of their intent to sell their shares in CPL (66.66% of the total shares) to Totalizator Sportowy Group, the state owned Polish national lottery firm. LOT Polish Airlines and PPL Polish Airports requested our consent to their respective conditional sales agreements, which under our CPL agreement was required as a condition to effect the share transfers. As no consensus about the future strategy and operational matters regarding CPL was received from Totalizator Sportowy Group, we were not in a position to provide our consent to the proposed sale transaction. As a result, we have been informed by LOT and PPL that the proposed sale transaction has been terminated.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):
	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Interest Income	$23	$5	$18	360.0%	$29	$7	$22	314.3%
Interest Expense	(395)	(197)	198	100.5%	(543)	(443)	100	22.6%
Gains on Foreign Currency Transactions and Other	22	114	(92)	(80.7%)	17	189	(172)	(91.0%)
Non-Operating Expense	$(350)	$(78)	$272	348.7%	$(497)	$(247)	$250	101.2%

Interest Income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The increase in interest expense of $0.2 million and $0.1 million for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is due to prepayment penalties related to the early payoff of the Edmonton Mortgage.

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2012			ended June 30, 2011
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$1,563	$361	23.1%	$1,258	$403	32.0%
United States	144	122	85.1%	(1,056)	52	-4.9%
Mauritius	147	4	3.0%	1,133	22	1.9%
Austria	539	1	0.2%	(222)	1	-0.5%
Poland	377	-	0.0%	373	-	0.0%
Total	$2,770	$489	17.7%	$1,486	$478	32.2%

The US income tax rate has increased significantly due to a one-time withholding tax payment of $0.1 million related to a Canadian intercompany payable.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars. Certain loans of the foreign properties are denominated in U.S. dollars. Therefore, foreign currency gains or losses can significantly impact each property's effective tax rate.

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

On May 23, 2012, the Company through its Canadian subsidiaries entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). Proceeds from the BMO Credit Agreement were used to repay the Edmonton Mortgage and will also be used to pursue the development or acquisition of new gaming opportunities and general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. As of June 30, 2012, the amount outstanding under the BMO Credit Agreement was $3.6 million and we had approximately $23.8 million available under the BMO Credit Agreement (see Note 4 to condensed consolidated financial statements for further discussion of the BMO Credit Agreement). We were in compliance with all covenants of the BMO Credit Agreement as of June 30, 2012.

Cash and cash equivalents totaled $19.7 million at June 30, 2012, and we had working capital (current assets minus current liabilities) of $11.6 million compared to cash and cash equivalents of $25.2 million and working capital of $6.0 million at December 31, 2011. The decline in cash is primarily due to $9.1 million in the repayment of the Edmonton Mortgage and $0.4 million deferred financing costs paid in relation to the BMO Credit Agreement. In addition, we invested $1.6 million in various capital expenditure projects and had a $0.3 million impact on cash balances due to changes in foreign exchange rates. These declines were offset by $3.6 million received from the BMO Credit Agreement, $2.1 million in cash provided by operating activities and $0.2 million in cash received from the exercise of stock options.

Net cash provided by operating activities was $2.1 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and management’s discussion of the results of operations above.

Net cash used in investing activities of $1.6 million for the six months ended June 30, 2012 consisted of $0.6 million used to construct the new poker room and remodel the casino entrance in Calgary, $0.4 million used to purchase slot machines and a kiosk at our two Colorado properties, $0.3 million used to replace the carpet and a server at the casino in Edmonton, $0.1 million used to purchase slot machines for the ship-based casinos and $0.2 million used in cumulative additions at our remaining properties.

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

Net cash used in financing activities of $5.6 million for the six months ended June 30, 2012 consisted of $9.1 million in the repayment and prepayment of our Edmonton Mortgage and $0.4 million payment of deferred financing costs related to the BMO Credit Agreement offset by $3.6 million cash received from the BMO Credit Agreement and $0.2 million cash received for the exercise of stock options.

Net cash used in financing activities of $2.9 million for the six months ended June 30, 2011 consisted of $3.1 million in the repayment and prepayment of our Edmonton Mortgage debt offset by a $0.2 million cash dividend received from our equity investment in CPL.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any shares of our common stock during the six months ended June 30, 2012. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2012. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock. As of June 30, 2012, we had approximately $23.8 million available under the BMO Credit Agreement.

We believe that our cash at June 30, 2012, as supplemented by cash flows from operations and funds available under the BMO Credit Agreement, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 A. RISK FACTORS

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below.

Restrictions under the BMO credit agreement impose covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

In May 2012, the Company’s Canadian subsidiaries entered into the BMO Credit Agreement, which has a term of five years and is guaranteed by the Company. The BMO Credit Agreement contains a number of significant financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. These restrictions will limit the subsidiaries’ ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in the BMO Credit Agreement would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclosure on the security granted under the agreement and enforce the Company’s obligations under its guarantee, There can be no assurances that we or our subsidiary would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2012. There were no repurchases of common stock during the six months ended June 30, 2012.

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
Date: August 8, 2012

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