Form 10-Q
period 2012-09-30
CENTURY CASINOS INC /CO/
filed 2012-11-07
CIK 911147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
24,117,362 shares of common stock, $0.01 par value per share, were outstanding as of October 30, 2012.

CENTURY CASINOS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$22,907	$25,192
Receivables, net	978	1,108
Prepaid expenses	541	510
Inventories	308	273
Other current assets	0	113
Deferred income taxes	240	90
Total Current Assets	24,974	27,286
Property and equipment, net	100,038	99,605
Goodwill	4,997	4,833
Equity investment	3,360	2,756
Deferred income taxes	2,040	2,054
Other assets	623	193
Total Assets	$136,032	$136,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$408	$9,100
Accounts payable and accrued liabilities	5,949	6,666
Accrued payroll	2,509	2,373
Taxes payable	2,353	3,100
Deferred income taxes	120	120
Total Current Liabilities	11,339	21,359
Long-term debt, less current portion	3,322	0
Taxes payable	227	203
Deferred income taxes	3,146	2,625
Total Liabilities	18,034	24,187
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,233,174 and 23,993,174 shares issued; 24,117,362 and 23,877,362 shares outstanding	242	240
Additional paid-in capital	75,382	75,144
Accumulated other comprehensive earnings	5,042	3,291
Retained earnings	37,614	34,147
	118,280	112,822
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	117,998	112,540
Total Liabilities and Shareholders’ Equity	$136,032	$136,727
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands, except for per share information	2012	2011	2012	2011
Operating revenue:
Gaming	$16,778	$16,236	$47,746	$46,989
Hotel, bowling, food and beverage	3,189	3,152	9,645	9,536
Other	1,041	956	3,086	2,895
Gross revenue	21,008	20,344	60,477	59,420
Less: Promotional allowances	(2,285)	(2,198)	(6,395)	(6,157)
Net operating revenue	18,723	18,146	54,082	53,263
Operating costs and expenses:
Gaming	7,954	7,543	22,645	21,815
Hotel, bowling, food and beverage	2,534	2,565	7,391	7,629
General and administrative	5,385	5,213	16,010	16,429
Depreciation	1,178	1,526	3,535	4,832
Total operating costs and expenses	17,051	16,847	49,581	50,705
Earnings from equity investment	(57)	249	381	723
Earnings from operations	1,615	1,548	4,882	3,281
Non-operating income (expense):
Interest income	7	6	36	13
Interest expense	(57)	(186)	(600)	(629)
(Losses) gains on foreign currency transactions and other	(36)	(27)	(19)	162
Non-operating income (expense), net	(86)	(207)	(583)	(454)
Earnings before income taxes	1,529	1,341	4,299	2,827
Income tax provision	343	(82)	832	396
Net earnings	$1,186	$1,423	$3,467	$2,431

Earnings per share:
Basic	$0.05	$0.06	$0.14	$0.10
Diluted	$0.05	$0.06	$0.14	$0.10

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2012	2011	2012	2011

Net earnings	$1,186	$1,423	$3,467	$2,431
Foreign currency translation adjustments	2,041	(3,733)	1,751	(2,359)
Comprehensive earnings (loss)	$3,227	$(2,310)	$5,218	$72

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2012	2011

Cash Flows from Operating Activities:

Net earnings	$3,467	$2,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,535	4,832
Loss on disposition of fixed assets	22	55
Amortization of stock-based compensation	-	196
Amortization of deferred financing costs	131	51
Deferred tax expense	386	(113)
Earnings from equity investment	(381)	(723)

Changes in Operating Assets and Liabilities:
Receivables	151	124
Prepaid expenses and other assets	(13)	(425)
Accounts payable and accrued liabilities	(685)	(323)
Inventories	(25)	16
Other operating assets	(46)	(36)
Accrued payroll	131	(180)
Taxes payable	(769)	(252)
Net cash provided by operating activities	5,904	5,653

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,578)	(2,128)
Proceeds from disposition of assets	6	16
Net cash used in investing activities	(2,572)	(2,112)

Cash Flows from Financing Activities:
Proceeds from borrowings	3,626	0
Payment of deferred financing costs	(396)	0
Principal repayments	(9,124)	(3,680)
Proceeds from equity investment dividend	-	163
Proceeds from exercise of options	240	15
Net cash used in financing activities	$(5,654)	$(3,502)

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months ended September 30,
Amounts in thousands	2012	2011

Effect of Exchange Rate Changes on Cash	$37	$(194)

Decrease in Cash and Cash Equivalents	(2,285)	(155)

Cash and Cash Equivalents at Beginning of Period	25,192	21,461
Cash and Cash Equivalents at End of Period	$22,907	$21,306
Supplemental Disclosure of Cash Flow Information:
Interest paid	$535	$607
Income taxes paid	$366	$188

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2012, the Company owned casino operations in North America; managed cruise ship-based casinos on international waters; and owned a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of eight casinos in Poland.

On October 11, 2012, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”), signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. The transaction is subject to approval from the Polish Minister of Finance and the co-shareholder in CPL. There is no assurance that CCE will obtain the needed approvals or as to the timing of such approvals. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.8 million, and the Company intends to pay for the investment with cash on hand.

The Company also continues to pursue other projects in various stages of development.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2011. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

Dollar amounts reported in this quarterly report are in U.S. dollars (“USD”) unless otherwise indicated. Transactions that are denominated in a foreign currency, which include the Canadian dollar (“CAD”), Euro (“€”) and Polish zloty (“PLN”), are translated and recorded at the exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate between such foreign currency and the U.S. dollar at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate between such foreign currency and the U.S. dollar for the period in which they are incurred.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30	December 31
Ending Rates	2012	2011
Canadian dollar (CAD)	0.9837	1.0170
Euros (€)	0.7779	0.7709
Polish zloty (PLN)	3.1780	3.4174
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2012	2011	% Change	2012	2011	% Change
Canadian dollar (CAD)	0.9951	0.9797	(1.6%)	1.0023	0.9778	(2.5%)
Euros (€)	0.7990	0.7077	(12.9%)	0.7805	0.7113	(9.7%)
Polish zloty (PLN)	3.3019	2.9369	(12.4%)	3.2822	2.8576	(14.9%)
Source: Pacific Exchange Rate Service

2.           EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Following is the summarized financial information of CPL as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

Amounts in thousands (in USD):	September 30, 2012	December 31, 2011
Balance Sheet:
Current assets	$4,245	$4,061
Noncurrent assets	$13,741	$9,523
Current liabilities	$8,167	$4,393
Noncurrent liabilities	$2,142	$3,230

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Operating Results
Net operating revenue	$9,953	$13,648	$31,310	$38,847
Net earnings	$(170)	$747	$1,143	$2,169

The Company’s maximum exposure to losses at September 30, 2012 was $3.4 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the nine months ended September 30, 2012 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2012	$2,756
Equity earnings	381
Effect of foreign currency translation	223
Balance – September 30, 2012	$3,360

3.           GOODWILL

Changes in the carrying amount of goodwill related to the Company’s Edmonton property for the nine months ended September 30, 2012 are as follows:

Amounts in thousands
Balance – January 1, 2012	$4,833
Effect of foreign currency translation	164
Balance – September 30, 2012	$4,997

4.           LONG-TERM DEBT

Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2012	2011
Credit agreement - Bank of Montreal	$3,730	$0
Mortgage loan- Edmonton	0	9,100

Total long-term debt	3,730	9,100
Less current portion	(408)	(9,100)
Long-term portion	$3,322	$0

Credit Agreement- Bank of Montreal

On May 23, 2012, the Company, through its subsidiaries Century Resorts Alberta, Inc. (“CRA”) and Century Casino Calgary Inc. (“CAL”), entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). Proceeds from the BMO Credit Agreement were used to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”) and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company.

The BMO Credit Agreement consists of three credit facilities to be utilized as follows:

1.
Credit Facility A is a CAD 1.0 million revolving credit facility to be used for the costs of the BMO Credit Agreement financing, ongoing working capital requirements and operating regulatory requirements. As of September 30, 2012, there was no outstanding balance under Credit Facility A.

2.
Credit Facility B is a CAD 25.0 million committed, non-revolving, reducing standby facility. Up to CAD 11 million of the Credit Facility B may be used to repay all or part of the Edmonton Mortgage with the remainder available for working capital requirements and general corporate purposes. Once the principal balance of the advance under Credit Facility B has been repaid, it cannot be re-borrowed. As described below, CAD 3.6 million ($3.7 million) was drawn down under Credit Facility B and was used, with cash on hand, to repay in full the Edmonton Mortgage. As of September 30, 2012, there was $3.7 million outstanding under Credit Facility B.

3.	Credit Facility C is a CAD 2.0 million treasury management risk facility as defined by the BMO Credit Agreement. As of September 30, 2012, there was no outstanding balance under Credit Facility C.

As of September 30, 2012, the Company had approximately CAD 24.4 million ($24.8 million) available for borrowing under the BMO Credit Agreement.

The BMO Credit Agreement bears interest based on credit facilities as follows:

1.	Advances under Credit Facility A may be in the form of :

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

3.
Longer term fixed rates of interest, up to and including the full five year term of the BMO Credit Agreement, can be achieved through the use of interest rate swaps with a deemed risk up to the maximum amount of Credit Facility C. As of September 30, 2012, no interest rate swaps were in use by the Company.

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

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Credit agreement - Bank of Montreal	September 30,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$83	$0
Deferred financing charges - long-term	300	0
Total	$383	$0

Mortgage - Edmonton	September 30,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$0	$101
Deferred financing charges - long-term	0	0
Total	$0	$101

Amortization expense relating to deferred financing charges was $0.1 million for both the nine months ended September 30, 2012 and September 30, 2011, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

As of September 30, 2012, the Company was in compliance with all covenants related to its borrowings. Covenants under the BMO Credit Agreement include the following:

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

The consolidated weighted average interest rate on all borrowings for the Company was 14.5% for the nine months ended September 30, 2012. The Company currently pays a floating interest rate on its borrowings under the BMO Credit Agreement. The current interest rate is approximately 4.0%. The weighted average interest rate is higher than the 7.0% interest rate of the Edmonton Mortgage and the 4.0% interest rate under the BMO Credit Agreement because the Company wrote off $0.1 million in deferred financing costs and paid $0.2 million in prepayment penalties in May 2012 in connection with the repayment of the Edmonton Mortgage.

As of September 30, 2012, scheduled maturities of the long-term debt is as follows:

Amounts in thousands	CAD	USD
2012	$123	$126
2013	370	376
2014	370	376
2015	370	376
2016	370	376
Thereafter	2,066	2,100
Total	$3,669	$3,730

5.           PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of September 30, 2012, the outstanding balance of this liability was $1.0 million.

Promotional allowances presented in the condensed consolidated statements of earnings include the following:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Amounts in thousands
Hotel, bowling, food and beverage	$1,020	$960	$2,918	$2,701
Coupons	602	566	1,543	1,513
Player points	663	672	1,934	1,943
Total promotional allowances	$2,285	$2,198	$6,395	$6,157

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

As of September 30, 2012, the Company has established a valuation allowance for its U.S. deferred tax assets of $4.8 million, a valuation allowance on its Calgary property of $0.9 million and a valuation allowance on CCE deferred tax assets of $1.3 million due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

The income tax provisions are based on estimated full-year earnings for financial reporting purposes adjusted for permanent differences. The Company’s provision for income taxes from operations consists of the following:

	For the nine months
Amounts in thousands	ended September 30,
	2012	2011
U.S. Federal - Current	$169	$72
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	169	72

Foreign - Current	$277	$437
Foreign - Deferred	386	(113)
Provision for foreign income taxes	663	324
Total provision for income taxes	$832	$396

The Company’s income tax expense by jurisdiction is summarized in the tables below:

	For the nine months
Amounts in thousands	ended September 30, 2012
	Pre-tax income	Income tax	Effective tax rate
Canada	$2,145	$651	30.4%
United States	640	169	26.4%
Mauritius	322	10	3.0%
Austria	902	2	0.2%
Poland*	290	-	0.0%
Total	$4,299	$832	19.4%
* Poland includes earnings from the equity investment in CPL.

	For the nine months
Amounts in thousands	ended September 30, 2011
	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$1,814	$273	15.1%
United States	(1,087)	72	(6.6%)
Mauritius	1,629	49	3.0%
Austria	(132)	2	(1.5%)
Poland *	603	-	0.0%
Total	$2,827	$396	14.0%
* Poland includes earnings from the equity investment in CPL.

The US effective income tax rate has increased significantly for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to a one-time withholding tax payment of $0.1 million related to a Canadian intercompany payable offset by the benefit associated with utilizing net operating losses that had been previously reserved.

The Canadian effective income tax rate has changed for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to the translation effect of foreign currency gains and losses related to the change in the foreign exchange rate.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars. Certain loans of our foreign properties are denominated in U.S. dollars. Therefore, foreign currency gains or losses can significantly impact each jurisdiction’s effective tax rate.

7.           EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Weighted average common shares, basic	24,117,362	23,877,362	24,117,362	23,715,224
Dilutive effect of stock options	22,241	313,890	200,186	299,915
Weighted average common shares, diluted	24,139,603	24,191,252	24,317,548	24,015,139

The following shares of stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Stock options	886,710	886,710	886,710	886,710

8.           SEGMENT INFORMATION

The following summary provides information concerning amounts attributable to the Company’s principal geographic areas:

	Long Lived Assets
	At September 30,	At December 31,
Amounts in thousands	2012	2011

United States	$55,513	$56,294
International:
Canada	$50,435	$48,423
Europe	3,858	3,228
International waters	1,252	1,496
Total international	55,545	53,147
Total	$111,058	$109,441

	Net Operating Revenue		Net Operating Revenue
	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2012	2011	2012	2011
United States	$8,434	$8,257	$23,553	$23,227
International:
Canada	$8,428	$8,301	$25,371	$25,294
International waters	1,778	1,508	4,919	4,440
Aruba	83	80	239	302
Total international	10,289	9,889	30,529	30,036
Total	$18,723	$18,146	$54,082	$53,263

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “CAD” refers to Canadian dollars. Certain other terms are defined in Item 1.

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

We also operate 12 ship-based casinos onboard four cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operate ship-based casinos.

Cruise Line	Ship
Oceania Cruises	Regatta
Oceania Cruises	Nautica
Oceania Cruises	Insignia*
Oceania Cruises	Marina
Oceania Cruises	Riviera
TUI Cruises	Mein Schiff 1
TUI Cruises	Mein Schiff 2
Windstar Cruises	Wind Surf
Windstar Cruises	Wind Star
Windstar Cruises	Wind Spirit
Regent Seven Seas Cruises	Seven Seas Voyager
Regent Seven Seas Cruises	Seven Seas Mariner
Regent Seven Seas Cruises	Seven Seas Navigator

* The casino operation on board Insignia was suspended on April 5, 2012, as the vessel was leased to a different cruise line by Oceania Cruises. We will not operate the ship-based casino as long as it is leased to a different cruise line.

We also hold a 33.3% ownership interest in and actively participate in the management of Casinos Poland Ltd (“CPL”), the owner and operator of eight casinos in Warsaw, Katowice, Gydnia, Wroclaw, Lodz (opened February 16, 2012), Krakow (opened March 29, 2012), Sosnowiec (opened April 18, 2012) and Posnan (opened June 28, 2012) in Poland. The Lodz casino underwent a full refurbishment and held a grand re-opening on September 21, 2012. CPL obtained an additional gaming license in the city of Plock, which is scheduled to open in the first quarter of 2013. CPL is also participating in other license applications, including another location in Warsaw. Decisions from the Polish Minister of Finance on these applications are pending. We account for this investment under the equity method.

On October 11, 2012, our subsidiary CCE signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. The transaction is subject to approval from the Polish Minister of Finance and the co-shareholder in CPL. There is no assurance that CCE will obtain the needed approvals or as to the timing of such approvals. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.8 million, and the Company intends to pay for the investment with cash on hand.

Finally, we have a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee plus a percentage of earnings before interest, taxes, depreciation and amortization.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2012	2011	% Change	2012	2011	% Change
Canadian dollar (CAD)	0.9951	0.9797	(1.6%)	1.0023	0.9778	(2.5%)
Euros (€)	0.7990	0.7077	(12.9%)	0.7805	0.7113	(9.7%)
Polish zloty (PLN)	3.3019	2.9369	(12.4%)	3.2822	2.8576	(14.9%)
Source: Pacific Exchange Rate Service

RECENT DEVELOPMENTS

Developments that we believe have impacted or will impact our results of operations are discussed below.

Century Casino & Hotel (Edmonton, Alberta, Canada)

On July 13, 2012, the Alberta Gaming and Liquor Commission approved the addition of 30 slot machines to the gaming floor. During the third quarter of 2012, 28 slot machines were gradually added and 2 more are expected to be added during the fourth quarter of 2012. Once added, the 30 additional machines will bring the total slot machine count to 750 at our property in Edmonton.

In June 2012, construction began on Fort Road immediately in front of the casino entrance to expand the road from 4 to 6 lanes. Substantial construction on the north side of the casino entrance is expected to be completed during the fourth quarter of 2012. This has adversely affected traffic to our casino during the third quarter of 2012 and is expected to adversely affect traffic to the casino in the fourth quarter of 2012.

Century Casino & Hotel (Cripple Creek, Colorado, United States)

In August 2012, new owners of the Gold Rush Casino in Cripple Creek opened the casino with approximately 300 slot machines and 3 table games. This casino is directly across the street from our property in Cripple Creek. Management believes the new casino did not have a significant impact on our results of operations during the third quarter of 2012 but may impact our results of operations in Cripple Creek in the future.

Casinos Poland Ltd (Poland)

On October 11, 2012, our subsidiary CCE signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. The transaction is subject to approval from the Polish Minister of Finance and the co-shareholder in CPL. There is no assurance that CCE will obtain the needed approvals or as to the timing of such approvals. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.8 million, and the Company intends to pay for the investment with cash on hand.

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming Revenue	$16,778	$16,236	$542	3.3%	$47,746	$46,989	$757	1.6%
Hotel, Bowling, Food and Beverage Revenue	3,189	3,152	37	1.2%	9,645	9,536	109	1.1%
Other Revenue	1,041	956	85	8.9%	3,086	2,895	191	6.6%
Gross Revenue	21,008	20,344	664	3.3%	60,477	59,420	1,057	1.8%
Less Promotional Allowances	(2,285)	(2,198)	87	4.0%	(6,395)	(6,157)	238	3.9%
Net Operating Revenue	18,723	18,146	577	3.2%	54,082	53,263	819	1.5%
Gaming Expenses	(7,954)	(7,543)	411	5.4%	(22,645)	(21,815)	830	3.8%
Hotel, Bowling, Food and Beverage Expenses	(2,534)	(2,565)	(31)	(1.2%)	(7,391)	(7,629)	(238)	(3.1%)
General and Administrative Expenses	(5,385)	(5,213)	172	3.3%	(16,010)	(16,429)	(419)	(2.6%)
Total Operating Costs and Expenses	(17,051)	(16,847)	204	1.2%	(49,581)	(50,705)	(1,124)	(2.2%)
Earnings from Equity Investment	(57)	249	(306)	(122.9%)	381	723	(342)	(47.3%)
Earnings from Operations	1,615	1,548	67	4.3%	4,882	3,281	1,601	48.8%
Net Earnings	$1,186	$1,423	$(237)	(16.7%)	$3,467	$2,431	$1,036	42.6%

Earnings Per Share
Basic	$0.05	$0.06	$(0.01)	(16.7%)	$0.14	$0.10	$0.04	40.0%
Diluted	$0.05	$0.06	$(0.01)	(16.7%)	$0.14	$0.10	$0.04	40.0%

Net operating revenue increased by $0.6 million, or 3.2%, and $0.8 million, or 1.5%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Following is a breakout of net operating revenue by property or category for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

•	Edmonton increased by $0.2 million, or 4.1%, and increased by $0.2 million, or 1.4%;
•	Calgary decreased by $0.1 million, or 4.5%, and decreased by $0.2 million, or 2.2%;
•	Central City increased by $0.3 million, or 6.4%, and increased by $0.5 million, or 3.5%;
•	Cripple Creek decreased by $0.1 million, or 3.7%, and decreased by $0.2 million, or 1.5%; and
•	Ship-based casinos and other increased by $0.3 million, or 17.2%, and increased by $0.4 million, or 8.8%.

Total operating costs and expenses increased by $0.2 million, or 1.2%, and decreased $1.1 million, or 2.2%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Following is a breakout of total operating costs and expenses by property or category for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

•	Edmonton increased by $0.1 million, or 2.5%, and remained flat;
•	Calgary increased by less than $0.2 million, or 8.8%, and increased by $0.1 million, or 1.8%;
•	Central City decreased by $0.1 million, or 2.5%, and decreased by $0.6 million, or 4.8%;
•	Cripple Creek decreased by $0.2 million, or 6.3%, and decreased by $0.3 million, or 3.1%;
•	Ship-based casinos and other increased by $0.2 million, or 11.3%, and increased by $0.3 million, or 7.9%; and
•	Corporate other remained flat, and decreased by $0.7 million, or 15.7%.

As a result of the foregoing, net earnings decreased by $0.2 million, or 16.7%, and increased by $1.0 million, or 42.6%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Following is a breakout of net earnings by property or category for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

•	Net earnings at our property in Edmonton decreased by less than $0.1 million, or 1.9%, and increased by less than $0.1 million, or 1.2%;
•	Net earnings at our property in Calgary decreased by $0.5 million, or 639.2%, and decreased by $0.3 million, or 219.7%;
•	Net earnings at our property in Central City increased by $0.3 million, or 82.1%, and increased by $0.7 million, or 96.6%;
•	Net earnings at our property in Cripple Creek increased by less than $0.1 million, or 10.0%, and increased by $0.1 million, or 8.6%;
•	Net earnings from our ship-based casinos and other increased by $0.1 million, or 81.7%, and increased by less than $0.1 million, or 8.5%; and
•	Net loss for corporate other increased by $0.1 million, or 20.5%, and decreased by $0.6 million, or 23.3%.

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming	$4,425	$4,285	$140	3.3%	$12,892	$12,821	$71	0.6%
Hotel, Food and Beverage	1,436	1,359	77	5.7%	4,347	4,230	117	2.8%
Other	480	447	33	7.4%	1,574	1,445	129	8.9%
Gross Revenue	6,341	6,091	250	4.1%	18,813	18,496	317	1.7%
Less Promotional Allowances	(250)	(239)	11	4.6%	(778)	(705)	73	10.4%
Net Operating Revenue	6,091	5,852	239	4.1%	18,035	17,791	244	1.4%
Gaming Expenses	(1,704)	(1,593)	111	7.0%	(5,092)	(4,886)	206	4.2%
Hotel, Food and Beverage Expenses	(1,050)	(980)	70	7.1%	(3,073)	(2,862)	211	7.4%
General and Administrative Expenses	(1,381)	(1,343)	38	2.8%	(4,055)	(4,104)	(49)	(1.2%)
Total Operating Costs and Expenses	(4,395)	(4,289)	106	2.5%	(12,966)	(12,966)	0	0.0%
Earnings from Operations	1,696	1,563	133	8.5%	5,069	4,825	244	5.1%
Net Earnings	$1,127	$1,149	$(22)	(1.9%)	$3,281	$3,242	$39	1.2%

Three Months Ended September 30, 2012 and 2011
Net operating revenue at our property in Edmonton increased by $0.2 million, or 4.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

In CAD, net operating revenue increased by $0.3 million, or 5.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is due to increases in gaming, hotel, food and beverage revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in gaming revenue is due to an increase in Baccarat table games play and the 28 additional slot machines added to the floor during the third quarter of 2012. The increase in hotel, food and beverage revenue is due to higher hotel room occupancy and increased customer volumes in the casino.

Total operating costs and expenses increased by $0.1 million, or 2.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

In CAD, total operating costs and expenses increased by $0.2 million, or 4.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is due to higher entertainment, payroll and food costs of $0.3 million offset by a decrease in depreciation expense of $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 8.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In CAD, earnings from operations increased by $0.2 million, or 10.2%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Net earnings decreased by less than $0.1 million, or 1.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in net earnings is due to foregoing operational items as well as an increase in income tax expense of $0.3 million offset by a decrease in interest expense and deferred financing charges of $0.1 million due to interest expense savings from the early payoff of the mortgage related to the Edmonton property (“Edmonton Mortgage”) and the lower debt balance of the BMO loan.

In CAD, net earnings increased by $0.9 million, or 132.6%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net earnings is due to a foreign currency gain of $0.3 million for the three months ended September 30, 2012 compared to a foreign currency loss of $0.5 million of the three months ended September 30, 2011, and an increase in income tax expense of $0.3 million.

Nine Months Ended September 30, 2012 and 2011
Net operating revenue at our property in Edmonton increased by $0.2 million, or 1.4% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

In CAD, net operating revenue increased by $0.7 million, or 3.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to increases in gaming, hotel, food, beverage and other revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The increase in gaming revenue is due to a total of 84 additional slot machines added to the floor during the first nine months of 2012 and an increase in Baccarat table games play. The increase in hotel, food and beverage revenue is due to higher hotel room occupancy, increased customer volumes on the gaming floor and increased showroom event attendance for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in other revenue is due to increased showroom and Comedy Club ticket sales for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Total operating costs and expenses remained flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

In CAD, total operating costs and expenses increased by $0.3 million, or 2.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is due to higher advertising, promotional, food and payroll costs of $0.7 million offset by a decrease in depreciation expense of $0.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.2 million, or 5.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In CAD, earnings from operations increased by $0.4 million, or 7.8%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net earnings increased by less than $0.1 million, or 1.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

In CAD, net earnings increased by $0.9 million, or 33.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net earnings is due to a foreign currency gain of $0.3 million for the nine months ended September 30, 2012 compared to a foreign currency loss of $0.5 million of the nine months ended September 30, 2011, and an increase in income tax expense of $0.2 million.

Calgary

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming	$1,625	$1,661	$(36)	(2.2%)	$4,891	$4,825	$66	1.4%
Bowling, Food and Beverage	563	652	(89)	(13.7%)	2,096	2,363	(267)	(11.3%)
Other	290	259	31	12.0%	747	695	52	7.5%
Gross Revenue	2,478	2,572	(94)	(3.7%)	7,734	7,883	(149)	(1.9%)
Less Promotional Allowances	(141)	(126)	15	11.9%	(398)	(380)	18	4.7%
Net Operating Revenue	2,337	2,446	(109)	(4.5%)	7,336	7,503	(167)	(2.2%)
Gaming Expenses	(1,213)	(1,018)	195	19.2%	(3,266)	(2,876)	390	13.6%
Bowling, Food and Beverage Expenses	(505)	(592)	(87)	(14.7%)	(1,612)	(1,975)	(363)	(18.4%)
General and Administrative Expenses	(833)	(740)	93	12.6%	(2,390)	(2,334)	56	2.4%
Total Operating Costs and Expenses	(2,768)	(2,544)	224	8.8%	(7,899)	(7,762)	137	1.8%
(Losses) from Operations	(431)	(98)	(333)	(339.8%)	(563)	(259)	(304)	(117.4%)
Net (Loss) earnings	$(399)	$74	$(473)	639.2%	$(486)	$(152)	$(334)	(219.7%)

Three Months Ended September 30, 2012 and 2011
Net operating revenue at our property in Calgary decreased by $0.1 million, or 4.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

In CAD, net operating revenue decreased by $0.1 million, or 3.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Net operating revenue decreased due to decreased bowling, food and beverage revenue of $0.1 million, or 12.2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease was due to lower food and beverage revenue during showroom events, lower bowling patronage and no bowling league play.

Total operating costs and expenses increased by $0.2 million, or 8.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

In CAD, total operating costs and expenses in Calgary increased by $0.3 million, or 10.6%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is due to higher band entertainment, promotional, payroll and utility costs for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As a result of the foregoing, earnings from operations decreased by $0.3 million, or 339.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In CAD, earnings from operations decreased by $0.3 million, or 352.6% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Net earnings decreased by $0.5 million, or 639.2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in net earnings is due to the foregoing operational items as well as a decrease in income tax benefit of $0.1 million.

In CAD, net earnings increased by $0.2 million, or 59.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net earnings is due to a foreign currency gain of $0.2 million for the three months ended September 30, 2012 compared to a foreign currency loss of $0.4 million for the three months ended September 30, 2011 and a decrease in the income tax benefit of $0.1 million.

Nine Months Ended September 30, 2012 and 2011
Net operating revenue at our property in Calgary decreased by $0.2 million, or 2.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 2.5% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

In CAD, net operating revenue increased by less than $0.1 million, or 0.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to higher gaming revenue of $0.2 million, or 3.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in gaming revenue is due to an enhanced slot floor layout and improved slot machine mix for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increased gaming revenue was offset by a $0.2 million, or 9.1%, decrease in bowling, food and beverage revenue. The decrease in bowling, food and beverage revenue is due to a decrease in food and beverage revenue during showroom events and a decrease in bowling patronage and bowling leagues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Total operating costs and expenses increased by $0.1 million, or 1.8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

In CAD, total operating costs and expenses increased by $0.3 million, or 4.3%, due to higher band entertainment costs, promotional, payroll and utility costs as well as increased depreciation costs for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As a result of the foregoing, earnings from operations decreased by $0.3 million, or 117.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In CAD, earnings from operations decreased by $0.3 million, or 119.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net earnings decreased by $0.3 million, or 219.7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in net earnings is due to the foregoing operational items.

In CAD, net earnings increased by $0.1 million, or 35.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net earnings is due to a foreign currency gain of $0.2 million for the nine months ended September 30, 2012 compared to a foreign currency loss of $0.3 million of the nine months ended September 30, 2011 and a decrease in the income tax benefit of $0.3 million.

Central City

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming	$5,466	$5,203	$263	5.1%	$15,221	$14,897	$324	2.2%
Hotel, Food and Beverage	743	701	42	6.0%	2,037	1,860	177	9.5%
Other	52	44	8	18.2%	151	119	32	26.9%
Gross Revenue	6,261	5,948	313	5.3%	17,409	16,876	533	3.2%
Less Promotional Allowances	(1,204)	(1,194)	10	0.8%	(3,262)	(3,202)	60	1.9%
Net Operating Revenue	5,057	4,754	303	6.4%	14,147	13,674	473	3.5%
Gaming Expenses	(2,279)	(2,208)	71	3.2%	(6,465)	(6,424)	41	0.6%
Hotel, Food and Beverage Expenses	(589)	(584)	5	0.9%	(1,641)	(1,622)	19	1.2%
General and Administrative Expenses	(984)	(952)	32	3.4%	(2,885)	(2,724)	161	5.9%
Total Operating Costs and Expenses	(4,171)	(4,279)	(108)	(2.5%)	(12,012)	(12,624)	(612)	(4.8%)
Earnings from Operations	886	475	411	86.5%	2,135	1,050	1,085	103.3%
Net Earnings	$550	$302	$248	82.1%	$1,323	$673	$650	96.6%

Three Months Ended September 30, 2012 and 2011

Net operating revenue at our property in Central City increased by $0.3 million, or 6.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net operating revenue is due to increases in gaming, hotel, food and beverage revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in gaming revenue is due to increased customer volumes and slot machine hold percentages. The increase in hotel, food and beverage revenue is due to increased customer volumes at the casino for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The Central City market increased by 10% and the market share at our property in Central City decreased by 2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in the Central City market is due to additional slot machines and table games from competitor casinos opening and remodeling during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The Central City market remains competitive.

Total operating costs and expenses decreased by $0.1 million, or 2.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in total operating costs and expenses is due to a $0.2 million decrease in depreciation expense offset by an increase in advertising and promotional costs and higher gaming taxes for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.4 million, or 86.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net earnings increased by $0.3 million, or 82.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in net earnings of $0.3 million compared to the $0.4 million increase in earnings from operations is due an increase in income tax expense of $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Net operating revenue at our property in Central City increased by $0.5 million, or 3.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net operating revenue is due to increases in gaming, hotel, food and beverage revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in gaming revenue is due to an increase in customer volumes and slot machine hold percentages for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in hotel, food and beverage revenue is due to a new menu introduced in both the grill and deli and increased customer volumes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The Central City market increased by 12% and the market share at our property in Central City decreased by 7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in the Central City market is due to additional slot machines and table games from competitor casinos opening and remodeling during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The Central City market remains competitive.

Total operating costs and expenses decreased by $0.6 million, or 4.8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in total operating costs and expenses is due to a $0.8 million decrease in depreciation expense offset by an increase of $0.2 million in advertising and promotional costs and higher gaming taxes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $1.1 million, or 103.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net earnings increased by $0.7 million, or 96.6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in net earnings of $0.7 million compared to the $1.1 million increase in earnings from operations is due an increase in income tax expense of $0.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Cripple Creek

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming	$3,593	$3,674	$(81)	(2.2%)	$10,120	$10,262	$(142)	(1.4%)
Hotel, Food and Beverage	447	439	8	1.8%	1,165	1,083	82	7.6%
Other	27	32	(5)	(15.6%)	78	79	(1)	(1.3%)
Gross Revenue	4,067	4,145	(78)	(1.9%)	11,363	11,424	(61)	(0.5%)
Less Promotional Allowances	(690)	(639)	51	8.0%	(1,957)	(1,870)	87	4.7%
Net Operating Revenue	3,377	3,506	(129)	(3.7%)	9,406	9,554	(148)	(1.5%)
Gaming Expenses	(1,343)	(1,493)	(150)	(10.0%)	(3,902)	(4,013)	(111)	(2.8%)
Hotel, Food and Beverage Expenses	(390)	(409)	(19)	(4.6%)	(1,065)	(1,170)	(105)	(9.0%)
General and Administrative Expenses	(784)	(800)	(16)	(2.0%)	(2,318)	(2,347)	(29)	(1.2%)
Total Operating Costs and Expenses	(2,772)	(2,957)	(185)	(6.3%)	(8,045)	(8,301)	(256)	(3.1%)
Earnings from Operations	605	549	56	10.2%	1,361	1,253	108	8.6%
Net Earnings	$375	$341	$34	10.0%	$844	$777	$67	8.6%

Three Months Ended September 30, 2012 and 2011

Net operating revenue at our property in Cripple Creek decreased by $0.1 million, or 3.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The Cripple Creek market increased by less than 1% and the market share at our property in Cripple Creek decreased by 2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in net operating revenue is due to a decrease in slot machine revenue, mainly due to lower slot machine hold percentages for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total operating costs and expenses decreased by $0.2 million, or 6.3%, due to decreased payroll costs and overall management of operating costs for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 10.2%, and net earnings increased by less than $0.1 million, or 10.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Net operating revenue at our property in Cripple Creek decreased by $0.1 million, or 1.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The Cripple Creek market decreased by less than 1% and the market share at our property in Cripple Creek City decreased by less than 1% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease is due to a decrease in gaming revenue due lower slot machine hold percentages and the eight-day road closure of the main highway to the casino from June 24 – July 1, 2012 because of the Waldo Canyon fire offset by an increase in hotel, food and beverage revenue of $0.1 million, or 7.6%. The increase in hotel, food and beverage revenue is primarily due to a marketing focus on hotel occupancy and an increase in retail prices for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The Waldo Canyon fire, which occurred in and near Colorado Springs, Colorado in late June and early July 2012, had a significant negative impact on our business in Cripple Creek during the second quarter of 2012. Several thousand people in Colorado Springs, the metropolitan population which the casino primarily serves, were evacuated and the main highway to the casino, Highway 24, was closed for eight days from June 24, 2012 through July 1, 2012. We estimate that this event adversely affected our revenue for the second quarter by $0.2 million.

Total operating costs and expenses decreased by $0.3 million, or 3.1%, due to the overall management of operating costs and decreases in payroll costs for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As a result of the foregoing, earnings from operations increased by $0.1 million, or 8.6%, and net earnings increased by $0.1 million, or 8.6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Cruise Ships and Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
Gaming	$1,669	$1,413	$256	18.1%	$4,622	$4,185	$437	10.4%
Other	192	175	17	9.7%	536	557	(21)	(3.8%)
Net Operating Revenue	1,861	1,588	273	17.2%	5,158	4,742	416	8.8%
Gaming Expenses	(1,415)	(1,231)	184	14.9%	(3,920)	(3,615)	305	8.4%
General and Administrative Expenses	(133)	(134)	(1)	(0.7%)	(481)	(402)	79	19.7%
Total Operating Costs and Expenses	(1,644)	(1,477)	167	11.3%	(4,692)	(4,348)	344	7.9%
Earnings from Operations	217	111	106	95.5%	466	394	72	18.3%
Net Earnings	$198	$109	$89	81.7%	$420	$387	$33	8.5%

Three Months Ended September 30, 2012 and 2011
Net operating revenue from our ship based casinos and Aruba management agreement increased by $0.3 million, or 17.2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is primarily due to increased revenue from the Riviera and Mariner cruise ships offset by a decrease in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by $0.2 million, or 11.3%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is due to increased staffing and contract labor costs from the Aruba management agreement and an increase in concession and annual fees paid to cruise ship operators for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As a result of the foregoing, net earnings increased by $0.1 million, or 81.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011
Net operating revenue from our ship based casinos and Aruba management agreement increased by $0.4 million, or 8.8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is primarily due to increased revenue from the Riviera, Marina, Mein Schiff 2 and Mariner cruise ships offset by a decrease in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by $0.3 million, or 7.9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is due to increased staffing and contract labor costs from the Aruba management agreement, an increase in concession and annual fees paid to cruise ship operators and an increase in travel expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As a result of the foregoing, net earnings increased by less than $0.1 million, or 8.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Corporate Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2012	2011	Change	% Change	2012	2011	Change	% Change
General and Administrative Expenses	(1,270)	(1,244)	26	2.1%	(3,881)	(4,518)	(637)	(14.1%)
Total Operating Costs and Expenses	(1,301)	(1,301)	0	0.0%	(3,967)	(4,704)	(737)	(15.7%)
(Losses) from Operations	(1,358)	(1,051)	(307)	(29.2%)	(3,586)	(3,982)	396	9.9%
Net (Loss)	$(665)	$(552)	$(113)	(20.5%)	$(1,915)	$(2,496)	$581	23.3%

Three and Nine Months Ended September 30, 2012 and 2011

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock based compensation and other expenses not directly related to any of the Company's individual properties. General and administrative expenses increased by less than $0.1 million, or 2.1%, and decreased by $0.6 million or 14.1%, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to a reduction in payroll, professional services and stock compensation costs.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded a decrease in earnings from our investment in CPL of $0.3 million for the three months ended September 30, 2012 compared to three months ended September 30, 2011 and a $0.3 million decrease in earnings from our investment in CPL for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is primarily the result of lower performing properties which were in a start-up phase after recently opening or relocating. The decrease for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to increased gaming revenue offset by lower performing properties, which were in a start-up phase during the second and third quarters of 2012. We believe that CPL has maintained its market share for the three and nine months ended September 30, 2012 compared to the three months ended September 30, 2011.

On October 11, 2012, CCE signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. The transaction is subject to approval from the Polish Minister of Finance and the co-shareholder in CPL. There is no assurance that CCE will obtain the needed approvals or as to the timing of such approvals. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.8 million, and the Company intends to pay for the investment with cash on hand.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Interest Income	$7	$6	$1	16.7%	$36	$13	$23	176.9%
Interest Expense	(57)	(186)	(129)	(69.4%)	(600)	(629)	(29)	(4.6%)
(Losses) Gains on Foreign Currency Transactions and Other	(36)	(27)	9	33.3%	(19)	162	181	111.7%
Non-Operating Expense	$(86)	$(207)	$(121)	(58.5%)	$(583)	$(454)	$129	28.4%

Interest Income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense of $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 is due to interest expense savings from a lower average debt balance in 2012 of $5.6 million compared to an average debt balance of $10.6 million in 2011. The decrease is also due to prepayment penalties of $0.2 million related to the early payoff of the Edmonton Mortgage on May 23, 2012.

Taxes

Our foreign earnings significantly impact our tax rate. The Company’s income tax expense and effective tax rates by jurisdiction are summarized in the tables below:

	For the nine months
Amounts in thousands	ended September 30, 2012
	Pre-tax income	Income tax	Effective tax rate
Canada	$2,145	$651	30.4%
United States	640	169	26.4%
Mauritius	322	10	3.0%
Austria	902	2	0.2%
Poland*	290	-	0.0%
Total	$4,299	$832	19.4%
* Poland includes earnings from the equity investment in CPL.

	For the nine months
Amounts in thousands	ended September 30, 2011
	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$1,814	$273	15.1%
United States	(1,087)	72	(6.6%)
Mauritius	1,629	49	3.0%
Austria	(132)	2	(1.5%)
Poland *	603	-	0.0%
Total	$2,827	$396	14.0%
* Poland includes earnings from the equity investment in CPL.

The US effective income tax rate has increased significantly for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to a one-time withholding tax payment of $0.1 million related to a Canadian intercompany payable offset by the benefit associated with utilizing net operating losses that had been previously reserved.

The Canadian effective income tax rate increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to the translation effect of foreign currency gains and losses related to the change in the foreign exchange rate.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars. Certain loans of our foreign properties are denominated in U.S. dollars. Therefore, foreign currency gains or losses can significantly impact each jurisdiction's effective tax rate.

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

On May 23, 2012, the Company through its Canadian subsidiaries entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal. Proceeds from the BMO Credit Agreement were used to repay the Edmonton Mortgage and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. As of September 30, 2012, the amount outstanding under the BMO Credit Agreement was $3.7 million and we had approximately $24.8 million available under the BMO Credit Agreement (see Note 4 to condensed consolidated financial statements for further discussion of the BMO Credit Agreement). We were in compliance with all covenants of the BMO Credit Agreement as of September 30, 2012.

Cash and cash equivalents totaled $22.9 million at September 30, 2012, and we had working capital (current assets minus current liabilities) of $13.6 million compared to cash and cash equivalents of $25.2 million and working capital of $6.0 million at December 31, 2011. The decline in cash and cash equivalents is primarily due to $9.1 million for the repayment of the Edmonton Mortgage and $0.4 million deferred financing costs related to the BMO Credit Agreement. In addition, we invested $2.6 million in various capital expenditure projects. These declines were offset by $5.9 million in cash provided by operating activities, $3.6 million received from the BMO Credit Agreement and $0.2 million in cash received from the exercise of stock options.

Net cash provided by operating activities was $5.9 million and $5.7 million for the nine months ended September 30, 2012 and 2011. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and to management’s discussion of the results of operations above for a discussion of earnings from operations.

Net cash used in investing activities of $2.6 million for the nine months ended September 30, 2012 consisted of $0.6 million used to construct a new poker room and remodel the casino entrance in Calgary, $0.5 million used to purchase slot machines and a kiosk at our two Colorado properties, $0.5 million used to replace the carpet, a server and a water line at the casino in Edmonton, $0.3 million used for hotel room upgrades in Central City and purchase count equipment in Cripple Creek, $0.3 million used to replace HVAC units and pinsetters in Calgary, $0.2 million used to purchase slot machines for the ship-based casinos and $0.2 million used in cumulative additions at our remaining properties.

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

Net cash used in financing activities of $5.7 million for the nine months ended September 30, 2012 consisted of $9.1 million in the repayment and prepayment of our Edmonton Mortgage and $0.4 million payment of deferred financing costs related to the BMO Credit Agreement offset by $3.6 million cash received from the BMO Credit Agreement and $0.2 million cash received for the exercise of stock options.

Net cash used in financing activities of $3.5 million for the nine months ended September 30, 2011 consisted of $3.7 million in the repayment and prepayment of our Edmonton Mortgage debt offset by a $0.2 million cash dividend received from our equity investment in CPL.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any shares of our common stock during the nine months ended September 30, 2012. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2012. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential repurchases of our outstanding common stock. As of September 30, 2012, we had approximately $24.8 million available under the BMO Credit Agreement.

We believe that our cash at September 30, 2012, as supplemented by cash flows from operations and funds available under the BMO Credit Agreement, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity. If necessary, we may seek to obtain term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

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

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

At September 30, 2012, we had a total of $3.7 million outstanding under our CAD 28.0 million credit facility.  We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates.  The average interest rate for the period, calculated in accordance with the agreement, was 3.75%.  Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value.  Assuming no change in the amount outstanding at September 30, 2012, the annual impact on interest expense for every 1.0% change in the average interest rate would be less than $0.1 million before taxes.

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

Changes in Internal Control Over Financial Reporting –  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2012. There were no repurchases of common stock during the three months ended September 30, 2012.

Item 6. EXHIBITS

(a) Exhibits
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2
Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

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
Date: November 7, 2012

CENTURY CASINOS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2
Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

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