Form 10-K
period 2012-12-31
CENTURY CASINOS INC /CO/
filed 2013-03-28
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the closing price of $2.72 for the Common Stock on the NASDAQ Capital Market on that date, was $57,300,505. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 12, 2013, the registrant had 24,128,114 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further discussed under Item 1A. “Risk Factors” and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements.

PART I

As used in this report, the terms “Company,” “CCI,” “we,” “our,” or “us” refer to Century Casinos, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 2 to the Consolidated Financial Statements included elsewhere in this report. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Overview of Operations

As of December 31, 2012, we own, operate, manage or otherwise have interests in the following properties:

Wholly-Owned Casinos

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada, and in March 2007, we opened the attached 26-room hotel. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 750 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 8 video lottery terminals. In addition, the property has 26 hotel rooms, a 4,000 square foot showroom that can seat approximately 400 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, 4 food and beverage outlets and a 200 stall on-site covered parking garage. For the year ended

December 31, 2012, net operating revenue from this property totaled $24.5 million, or 34%, of our total net operating revenue.

Century Casino Calgary – Calgary, Alberta, Canada

In January 2010, we acquired Century Casino Calgary in Calgary, Alberta, Canada. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 16 tables and 25 video lottery terminals. In addition, the property has 2 restaurants, 1 lounge, a 2,300 square foot showroom that can seat approximately 200 customers, a 4,500 square foot showroom that can seat approximately 500 customers,  an 18,000 square foot showroom that can seat approximately 1,000 customers,  a 30-lane bowling alley, 536 owned parking spaces and 262 leased parking spaces neighboring the casino. For the year ended December 31, 2012, net operating revenue from this property totaled $9.9 million, or 14%, of our total net operating revenue.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over two and a half million people. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 500 TITO slot machines, 12 tables (3 of which are player-banked poker tables), 26 hotel rooms, 1 bar, 2 restaurants and a 500 space on-site covered parking garage. For the year ended December 31, 2012, net operating revenue from this property totaled $18.5 million, or 25%, of our total net operating revenue.

Century Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated the Century Casino & Hotel in Cripple Creek, Colorado. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 500,000 people. The facility has 450 TITO slot machines, 6 tables, 21 hotel rooms, 2 bars, 1 restaurant and 271 parking spaces neighboring the casino. For the year ended December 31, 2012, net operating revenue from this property totaled $11.9 million, or 16%, of our total net operating revenue.

Concessionaire and Management Agreements

Cruise Ships

In addition to our land-based casinos, we operate ship-based casinos on international waters pursuant to casino concessionaire agreements with cruise lines that give us the exclusive right to install and operate casinos aboard specified vessels. With the exception of TUI Cruises, these agreements also give us the right of first refusal to install casinos onboard any new ships built or acquired by these cruise line operators.

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

* The casino operation on board Insignia was suspended on April 5, 2012 as Oceania Cruises leased the vessel to a different cruise line. We will not operate this casino as long as the ship is leased to a different cruise line.

As of December 31, 2012, we had a total of 423 slot machines and 55 tables aboard the 12 cruise ships where we operated casinos.

Radisson Aruba Resort, Casino & Spa Management Agreement

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We were not required to invest any amounts under the management agreement. In exchange for our assistance in the operation of the casino at the Radisson Aruba Resort, we receive a management fee consisting of a fixed fee, plus a percentage of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The casino at the Radisson Aruba Resort is a 16,000 square foot casino centrally located within the hotel. The casino operates with approximately 200 TITO slot machines, 16 tables and 1 food and beverage outlet. The island of Aruba has a population of 104,000, and up to 70,000 tourists visit on any given day. The casino is located on the High Rise strip on Palm Beach, the main tourist destination on the island, approximately two miles from downtown Oranjestad, the capital of Aruba.

For the year ended December 31, 2012, net operating revenue from concessionaire and management agreements totaled $6.9 million, or 9%, of our total net operating revenue.

Equity Investment

Casinos Poland

In March 2007, we acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL”). We actively participate in the management of CPL and currently account for this investment under the equity method. CPL has been operating since 1989.

On October 11, 2012, our subsidiary Century Casinos Europe GmbH (“CCE”) signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.9 million. On February 21, 2013, we borrowed CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from our Bank of Montreal credit agreement (the “BMO Credit Agreement”) to pay for the investment. CCE has obtained required approval from Polish Airports, which is the co-shareholder in CPL, and from the Polish Minister of Finance. We anticipate closing the transaction in early April 2013. Once the transaction is final,  we anticipate consolidating CPL as a majority-owned subsidiary for which we would have a controlling financial interest. We would account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Consolidation of CPL would increase our overall net operating revenue and operating costs and expenses because previously we have reported our interest in CPL under the equity method.

The following table summarizes the Polish cities in which CPL operated as of December 31, 2012, each casino’s location, number of slots and tables.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Krakow	760,000	Dwor Kosciuszko Hotel	33	8
Lodz	730,000	Manufaktura Entertainment Complex	32	8
Wroclaw	630,000	HP Park Plaza Hotel	49	12
Poznan	550,000	NH Hotel	23	6
Katowice	310,000	Altus Building	44	10
Gdynia	250,000	Gdynia City Center	40	6
Sosnowiec	220,000	Sosnowiec City Center	26	4

CPL obtained an additional gaming license in the city of Plock and opened a casino on February 10, 2013.  Plock, one of the oldest cities in Poland, has  130,000 inhabitants and is located approximately 62 miles north of Warsaw.  CPL is also participating in other license applications, including another location in Warsaw. Decisions from the Polish Minister of Finance on these applications are pending.

For the year ended December 31, 2012, our earnings from our ownership interest in CPL totaled $0.4 million, or 7%, of total earnings from operations.

Additional Projects and Other Developments

On November 30, 2012, CCE signed credit and management agreements with United Horseman of Alberta Inc. (“UHA”) in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion.

The proposed project would be located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location is ideally positioned at an exit off the Queen Elizabeth II Highway, which is the main corridor between Calgary and Edmonton and one of the most heavily used highways in Western Canada. The location is also next to the CrossIron Mills shopping mall, a major regional attraction. The location would allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC would be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a different customer base, including customers who also are interested in horse racing.

The REC project would be the only horse race track in the Calgary area and would consist of a 5.5 furlongs (0.7 miles) race track, a gaming floor proposing 625 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. This REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project pre-dates a recent three-year moratorium imposed by the Alberta Gaming and Liquor Commission (“AGLC”) on new casinos and RECs. The AGLC also has an option to extend the moratorium for an additional two years.

The REC project is subject to development approvals and licensing from the AGLC. We anticipate that the REC would be completed 12 to 18 months following completion of the approval process. However, there is no assurance that the needed approvals will be obtained or as to the timing of such approvals.

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan will be secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under the BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan.

Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

Both the credit and management agreements are subject to development approvals and licensing from the AGLC. UHA and CCE have submitted the relevant applications, but there is no assurance that the needed approvals will be obtained or as to the timing of such approvals. Horse Racing Alberta, the governing authority for horse racing in Alberta, has already approved the REC project and issued a license.

In addition to the project and operations described above, we have additional potential gaming projects that we are currently exploring. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

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

Marketing and Competition

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print or billboard advertising. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed a multi-tiered reward program based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one REC) in the Edmonton market. Our casino is one of two casinos in Edmonton that have both a hotel and showrooms. Our showrooms allow the property to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. Our casino is the only casino in the Edmonton market to offer comedic performances and a heated parking garage. Our hotel has 26 rooms. One showroom is 4,000 square feet and seats approximately 400 patrons, and the other showroom is 3,000 square feet and seats approximately 200 patrons. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately ten miles away. With the exception of a First Nations gaming operation, smoking has been banned in all Edmonton casinos and this is considered a competitive disadvantage.

Calgary, Canada – The Century Casino Calgary has six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to our casino is a 30-lane bowling alley, a 2,300 square foot Winner’s Lounge,  a  4,500 square foot showroom and an 18,000 square foot showroom. Using numerous forms of media, we concentrate our marketing on the casino floor, the players’ club and the bowling alley. The casino is located in a metropolitan area approximately three miles from downtown Calgary with the closest competition located five blocks away. With the exception of a First Nations gaming operation, smoking has been banned in all Calgary casinos and this is considered a competitive disadvantage.

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2012, there were 15 active casino licensees operating in Cripple Creek, 8 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 56% of the total gaming devices and approximately 73% of total gaming revenues in 2012.

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

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print or billboard advertising.

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We rely on each cruise ship’s marketing efforts to attract on-board customers to our casinos. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities including land-based casinos.

Radisson Aruba Hotel, Casino & Spa – The Radisson Aruba Hotel, Casino & Spa, for which we hold the casino management agreement, has 12 competitors (one recently opened in December 2012) in the Aruba market. Our main marketing activity is focused on promotions to drive traffic at the casino with promotions such as tables and slot tournaments and various events at the casino including live music and bingo. Marketing efforts are targeted to hotel guests staying at the Radisson Aruba Hotel as well as tourists and locals from the island. In addition, the casino is located on the High Rise Strip on Palm Beach, which is the main tourist destination on the island.

Poland – CPL competes with 37 casinos located throughout Poland. Casino licenses in Poland are issued by district and there are additional casinos in each district in which CPL operates. For example, there are four other casinos in the Warsaw district, which compete with our casino. Five additional licenses to operate casinos in small cities across Poland were granted by the Minister of Finance in 2012 but have not started operations. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, CPL’s market share decreased from 58% to 43%. We believe this decrease is due to the addition of 19 operations to the market during 2012 and lower performing properties that were in a start-up phase during the second and third quarters of 2012.  Smoking was restricted in all Polish casinos in November 2010. However, the impact of this restriction on revenues has not been significant as CPL currently offers a smoker friendly environment to guests by providing smoking zones and/or smoking cabins in each casino.

Seasonality

Colorado – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels.

Cruise Ships - Our business aboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the volume and quality of the players on board the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact revenue from our cruise ship casinos.

Casinos Poland – CPL generally attracts more customers from October through March.

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

Alberta, Canada

Gaming in Alberta is governed by the provincial government. The AGLC administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted, and the AGLC recently approved a three-year moratorium on new casinos and RECs with an option to extend the moratorium for an additional two years. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. Our license must be renewed every three years. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC allows casino table games to operate a maximum of 14 consecutive hours, commencing no earlier than 10:00 a.m. and ending no later than 2:00 a.m. Casino slot machines are allowed to operate a maximum of 17 consecutive hours commencing at 10:00 a.m.  and ending no later than 3:00 a.m. and casino poker rooms may operate 24- hours a day. Casinos may permit only individuals 18 or older to gamble in the casino and may not provide credit to gaming patrons. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette with a maximum single bet of $100 for 3 Card Poker, 4 Card Poker and Ultimate Texas Hold’em table games, $1,000 for all other tables games and a maximum single bet of $1 for slot machines.

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

The AGLC retains 85% of slot machine net sales, of which 15% is allocated to licensed charities.  For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenues net of the amounts retained by the AGLC or allocated to the AGLC-designated charity.

Colorado, United States

The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. Licenses must be obtained from the Colorado Limited Gaming Control Commission (the “Gaming Commission”) prior to offering limited gaming to the public in the State of Colorado. In addition, the Division of Gaming (the “DOG”) within the Colorado Department of Revenue, licenses, implements, regulates, and supervises the conduct of limited stakes gaming. The Director of the DOG, under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, DOG and DOG Director are collectively referred to as the “Colorado Gaming Authorities.”

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

Our Colorado casinos must meet specified architectural requirements and must not exceed specified gaming square footage limits as a total of each floor and the full building. Colorado casinos may operate 24- hours a day, and may permit only individuals 21 or older to gamble in the casino. Colorado law permits slot machines, blackjack, poker, craps and roulette with a maximum single bet of $100. Colorado casinos may not provide credit to gaming patrons.

The Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and voter approval is required for any increase to this gaming tax rate.  The current gaming tax in Colorado established by the Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase.

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

In November 2011, the Gaming Commission voted unanimously to allow Colorado casinos to begin offering electronic downloadable promotional credits. Promotional credits allow casinos to offer customers free plays on slot machines through an electronic card that patrons receive. However, the downloadable credits are subject to tax by the state. Previously, Colorado gaming rules required that all winnings or credits earned by players be redeemable and were not subject to tax until played. Machine manufacturers have tested the new technology and software is available. Management is currently evaluating the purchase of this type of software.

Cruise Ships

The casinos onboard the cruise ships operate only on international waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•            The operation of slot machines is permitted in casinos only;

•            A maximum of 70 slot machines is allowed per casino;

•            All licensees must go through a renewal process once their current 6 year license has expired;

•            All slot arcades are being phased out and will cease operations in 2014;

•            The gaming tax rate assessed on gross gaming revenue is 50%; and

•            Poker cash games are prohibited in Poland, except for authorized poker tournaments.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. The Minister of Finance periodically notifies the public of license availability and those interested can submit an application. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, the applicant may operate the casino applied for in accordance with Polish gaming legislation and policies for 6 years. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, charges can be assessed.

Aruba

Gaming in Aruba is governed by the Minister of Justice. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license with a minimum of 250 rooms. As a result, the Radisson Aruba Hotel, which has 355 hotel rooms, holds the casino license and we operate the casino under a management agreement. The casino license is not required to be renewed by the hotel. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalty of closure and/or withdrawal of license.

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

Employees

As of December 31, 2012, we had approximately 1,000 employees. During busier months, a casino may supplement its permanent staff with seasonal employees.

Executive Management

Name	Age	Position Held
Erwin Haitzmann	59	Chairman of the Board and Co Chief Executive Officer
Peter Hoetzinger	50	Vice Chairman of the Board, Co Chief Executive Officer and President
Margaret Stapleton	51	Executive Vice President, Principal Financial/Accounting Officer and Secretary

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

Segment and Financial Information about Geographic Areas

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 11 for segment information.

Item 1A.    Risk Factors.

Our short and long-term success is subject to many factors beyond our control. If any of the following risks, or any risks described elsewhere in or incorporated by reference in this report, actually occur, our business, financial condition or results of operations could suffer. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to our Business and Operations

We face significant competition, and if we are not able to compete successfully, our results of operations will be harmed.

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition, marketing resources and access to lower cost sources of financing than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for our casino in Edmonton, Canada we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position. The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Legalized gaming is currently permitted in various forms throughout much of the world. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. In addition, there has been increased discussion recently about potential legalized Internet gaming in the U.S. at the national or state levels, in part due to the interest in raising tax revenue. For example, Nevada recently enacted new regulations to allow the state’s casino companies to operate Internet poker websites limited to players within Nevada’s borders, and the U.S. Department of Justice released an opinion that the Interstate Wire Act of 1961 applies only to sports-related gambling activities in interstate and foreign commerce. This opinion, in conjunction with the Unlawful Internet Gambling Enforcement Act, may increase non-sport related Internet gambling. Any additional gaming opportunities that become available in our markets, such as video lottery terminals that have been proposed for Colorado race tracks, could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us.

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

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. In addition, negative economic conditions could intensify the efforts of U.S., state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

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

While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

The BMO Credit Agreement imposes covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

In May 2012, our Canadian subsidiaries entered into the BMO Credit Agreement, which has a term of five years and is guaranteed by the Company. The BMO Credit Agreement contains a number of significant financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. These restrictions will limit the subsidiaries’ ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in the BMO Credit Agreement would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

We intend to make a loan to the REC project in Calgary, and if the loan defaults, our business may be adversely affected.

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing and operating the REC project as various stages of the REC are completed. The loan is secured by the assets of the project. If the project is not completed and loan advances have been made, CCE would have the right to foreclose on any assets purchased. However, in those circumstances the value of the project assets may not be sufficient to satisfy the outstanding loan amount. In addition, the REC project may not be successful, which would adversely affect UHA’s ability to repay the loan. The failure of UHA to repay the loan could have a material adverse effect on the Company.

We intend to develop and operate additional casino properties in the future, and if our development efforts are not successful our business may be adversely affected.

We regularly review opportunities to develop new casino properties. We may not be successful in obtaining the rights to develop such properties, and as a result, we may incur significant costs for which we will receive no return. Even if we are successful in obtaining the rights to develop new casino properties, commencing operations at new casino projects may require substantial development capital. This could be the case, for example, with the proposed REC project in Calgary. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration.  Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters.

We may pursue gaming opportunities that would require us to obtain a gaming license. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, fees of counsel and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new gaming opportunity not being successful. If we are not able to successfully commence operations at these properties, our results of operations may be adversely affected.

We may experience construction delays during our expansion or development projects, which could adversely affect our operations.

From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may, in the future, engage in additional construction projects as part of our expansion of existing casinos. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations. In addition, construction at our operating casinos may disrupt our customer’s experience and cause a decline in our revenue.

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

In 2012, we derived our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. We are also listed on two stock exchanges, the NASDAQ Capital Market and the Vienna Stock Exchange. As a result of long distances, different time zones, culture, management, foreign currency and language differences, our worldwide operations pose risks to our business, especially for a smaller company such as ours. These factors make it more challenging to manage and administer a globally-dispersed business, increase the resources we must devote to operating under several different regulatory and legislative regimes and realize gains/losses from foreign currency exchange rates (See “Governmental Regulation and Licensing” in Item 1, “Business”). This business model also increases our costs.

We may continue to be adversely affected by reductions in discretionary consumer spending as a result of a world economic downturn.

Our business operations are impacted by international, national and local economic conditions, such as the recent U.S. and international recession and the current European sovereign debt crisis. The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary customer spending. Recessions and downturns in the general economies of the countries in which we operate have resulted in reduced consumer spending and fewer customers visiting our properties, and have adversely affected our results of operations. Management believes that weak economic conditions may continue to negatively affect our results and operations in 2013.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenues in the summer tourist season than any other time during the year. During the year ended December 31, 2012, net operating revenue attributable to our Colorado operations fluctuated from a low of $6.9 million in the fourth quarter to a high of $8.4 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other properties, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.7 million for utilities for all of our operations in 2012. Substantial increases in the cost of electricity and natural gas will negatively affect our results of operations. In addition, energy and fuel price increases could reduce the disposable income of our customers and cause a corresponding decrease in visitation to our properties, which would negatively impact our revenues. Fuel price increases also could discourage customers from driving to our casinos, particularly at Cripple Creek and Central City, which are not located in metropolitan areas. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. High winds, blizzards and sub-zero temperatures, such as those experienced in Colorado, Alberta and Poland from time to time, can limit access to our properties. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. The Waldo Canyon wildfire, which occurred in and near Colorado Springs, Colorado in late June and early July 2012, had a significant negative impact on our business in Cripple Creek during the second quarter of 2012. Several thousand people in Colorado Springs, the metropolitan area that our Cripple Creek casino primarily serves, were evacuated and the main highway to the casino, Highway 24, was closed for eight days from June 24, 2012 through July 1, 2012. We estimate that this event adversely affected our revenues for the second quarter by $0.2 million.

We maintain both property and business interruption insurance coverage for certain severe weather conditions. However, such coverage is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables, we may not be able to fully insure such losses, or fully collect, if at all, on claims resulting from severe weather conditions. Business interruption insurance did not apply to the Waldo Canyon fire because access to Cripple Creek was not blocked from the less traveled highways west and south of the town.

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

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our Co Chief Executive Officers, and other members of our senior management team. The employment agreements with Erwin Haitzmann and Peter Hoetzinger provide that, under some circumstances, the departure of one executive could allow the other to leave for cause. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

Slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation agreements in order to acquire the machines. Generally, a participation agreement is substantially more expensive over the long term than the cost to purchase a new machine. Participation agreements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation agreements that are more expensive than the costs associated with the continued operation of our existing slot machines in Colorado. In Canada, the AGLC is faced with this same risk. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation costs, it could hurt our profitability.

We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

We have $111 million of long lived assets including $4.9 million of goodwill, $3.3 million equity investment and $100 million in property and equipment as of December 31, 2012. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the long lived assets carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.

The current U.S. administration has made public statements indicating that is has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. until those earnings are repatriated to the U.S., could affect the tax treatment of our foreign earnings. In addition, the cash and cash equivalent balances we currently maintain outside of the U.S. could be affected. Due to our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Uncertainties in Polish tax laws and other Polish laws and regulations may lead to additional liabilities

Polish tax laws and other Polish laws and regulations change frequently, and frequently there is no reference to established regulations or cases. The current laws and regulations also have ambiguities that lead to differences in interpretations between authorities and between authorities and companies.  Taxes or other payments may frequently be inspected by Polish authorities that are authorized to impose significant fines, extra liabilities and interest for underpayments. As a result, the tax risk is higher in Poland than in countries with better-developed tax systems. Polish tax payments may be inspected for up to five years. As a result, the amounts included in the financial statements for Polish taxes may change at a later date after the final amounts are determined, and other Polish laws and regulations may lead to additional liabilities.

Our failure to maintain adequate internal controls over financial reporting could adversely affect our business and financial condition.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. For the year ended December 31, 2012, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Although management has concluded that our internal control over financial reporting was effective as of December 31, 2012, management identified a material weakness during the quarter ended December 31, 2011 related to the absence of a process to substantiate and support tax positions taken related to our international operations and international legal entity structure. This material weakness was remediated during the first quarter of 2012. If in the future, we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or if our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements or other errors and we could be required to restate our financial results. In addition, a material weakness in the effectiveness of our internal control over financial reporting could increase our chance of fraud, reduce our ability to obtain financing and require additional expenditures, each of which could negatively impact our business, profitability and financial condition. If we cannot produce reliable financial reports, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Such sanctions or investigations would require significant additional financial and management resources, investors could lose confidence in our reported financial information, our business and financial condition could be harmed, and the market price of our stock could decline.

Our reputation and business may be harmed by cyber security breaches, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers', our business partners' or our own information or other breaches of our information security.

We make use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our business information may be lost, disclosed, accessed or taken without their or our consent.

Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Risks Related to Our Common Stock and Austrian Depositary Certificates

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market in 2011 and 2012 varied from a high of $3.80 to a low of $2.11. Our common stock also trades on the Vienna Stock Exchange in the form of Austrian Depositary Certificates (“ADCs”). For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

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

We are incorporated in the U.S., and a substantial portion of our assets are located in North America. In addition, some of our directors and officers are residents of the U.S. and all or a substantial portion of their assets are located in the U.S. As a result, it may be difficult for European investors who hold ADCs to affect service of process within Austria upon us or our affiliates in the U.S. or to enforce judgments obtained against us or our affiliates in Austrian or U.S. courts based on civil liability provisions of the European securities laws.

Regulation Risk Related to Stockholders

Stockholders may be required to dispose of their shares of our common stock or shares of common stock underlying our ADCs if they are found unsuitable by U.S. gaming authorities.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos as of December 31, 2012:

Summary of Property Information

Property	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Hotel Rooms	Number of Restaurants	Number of Showrooms	Number of Bowling Alleys
Century Casino & Hotel – Edmonton	35,000	7	750	8	35	26	4	2	-
Century Casino – Calgary	20,000	7	504	25	16	-	2	3	1
Century Casino & Hotel – Central City	22,350	1.3	500	-	12	26	2	-	-
Century Casino & Hotel – Cripple Creek	19,600	3.5	450	-	6	21	1	-	-
Cruise Ships (total of 12) (1)	13,500	-	423	-	55	-	-	-	-
Radisson Aruba Resort, Casino & Spa (2)	14,000	15	200	-	16	-	1	-	-

(1) Operated under concession agreements. We do not own the ships on which our casinos operate.
(2) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

We own each of the locations listed in the table above except for the cruise ships and the Radisson Aruba Resort, Casino & Spa.

As of December 31, 2012, the Century Casino & Hotel in Edmonton and Century Casino in Calgary are pledged as collateral for our obligations under a mortgage with Bank of Montreal (see Note 6 to the Consolidated Financial Statements included elsewhere in this report).

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

Our common stock in the form of ADCs is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2012, we had 2.4 million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	$3.19	$2.45	$3.13	$2.48
Second Quarter	$3.18	$2.50	$3.80	$2.51
Third Quarter	$3.08	$2.46	$2.95	$2.11
Fourth Quarter	$3.04	$2.48	$2.78	$2.12

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the Board of Directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 12, 2013, we had 120 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2012 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2012.

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

*  Our casino operation on board Insignia was suspended on April 5, 2012, as the vessel was leased by Oceania Cruises to a different cruise line. We will not operate this ship-based casino as long as the vessel is leased to a different cruise line.

We also hold a 33.3% ownership interest in and actively participate in the management of CPL, the owner and operator of 8  casinos throughout Poland. We account for this investment under the equity method. On October 11, 2012, our subsidiary Century Casinos Europe GmbH (“CCE”) signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.9 million. On February 21, 2013, we borrowed CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from the BMO Credit Agreement to pay for the investment. CCE has obtained the required approval from Polish Airports, which is the co-shareholder in CPL, and from the Polish Minister of Finance. We anticipate closing the transaction in early April 2013.

The following table summarizes the Polish cities in which CPL operated as of December 31, 2012, each casino’s location, number of slots and tables.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Krakow	760,000	Dwor Kosciuszko Hotel	33	8
Lodz	730,000	Manufaktura Entertainment Complex	32	8
Wroclaw	630,000	HP Park Plaza Hotel	49	12
Poznan	550,000	NH Hotel	23	6
Katowice	310,000	Altus Building	44	10
Gdynia	250,000	Gdynia City Center	40	6
Sosnowiec	220,000	Sosnowiec City Center	26	4

CPL obtained an additional gaming license in the city of Plock and opened a casino on February 10, 2013.  Plock, one of the oldest cities in Poland, has more than 130,000 inhabitants and is located approximately 62 miles north of Warsaw. CPL is also participating in other license applications, including another location in Warsaw. Decisions from the Polish Minister of Finance on these applications are pending.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA. We were not required to invest any amounts under the management agreement.

We recognize in our statement of earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars. A decrease in the value of this currency in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars, and an increase in the value of this currency in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.  See Note 2 "Significant Accounting Policies - Foreign Currency Translation" to the Consolidated Financial Statements included elsewhere in this report.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

Average Rates	2012	2011	% Change
Canadian dollar (CAD)	0.9996	0.9892	-1.1%
Euros (€)	0.7781	0.7190	-8.2%
Polish zloty (PLN)	3.2541	2.9644	-9.8%
Source: Pacific Exchange Rate Service

Recent Developments

On November 30, 2012, CCE signed credit and management agreements with United Horseman of Alberta Inc. (“UHA”) in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion. Both the credit and management agreements are subject to development approvals and licensing from the AGLC as discussed below.

The proposed project would be located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location is ideally positioned at an exit off the Queen Elizabeth II Highway, which is the main corridor between Calgary and Edmonton and one of the most heavily used highways in Western Canada. The location is also next to the CrossIron Mills shopping mall, a major regional attraction. The location would allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC would be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a different customer base including customers who also are interested in horse racing.

The REC project would be the only horse race track in the Calgary area and would consist of a 5.5 furlongs (0.7 miles) race track, a gaming floor proposing 625 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. This REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project pre-dates a recent three-year moratorium imposed by the Alberta Gaming and Liquor Commission (“AGLC”) on new casinos and RECs. The AGLC also has an option to extend the moratorium for an additional two years.

The REC project is subject to development approvals and licensing from the AGLC. UHA and CCE have submitted the relevant applications, but there is no assurance that the needed approvals will be obtained or as to the timing of such approvals. Horse Racing Alberta, the governing authority for horse racing in Alberta, has already approved the REC project and issued a license. We anticipate that the REC would be completed 12 to 18 months following completion of the approval process. There is no assurance that the needed approvals will be obtained or as to the timing of such approvals.

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan. No amounts have been advanced as of December 31, 2012. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

DISCUSSION OF RESULTS

Year ended December 31, 2012 vs. 2011

Century Casinos, Inc. and Subsidiaries

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming Revenue	$ 62,871	$ 62,070	$ 801	1.3%
Hotel, Bowling, Food and Beverage Revenue	13,190	12,946	244	1.9%
Other Revenue	4,206	4,033	173	4.3%
Gross Revenue	80,267	79,049	1,218	1.5%
Less Promotional Allowances	(8,439)	(8,183)	256	3.1%
Net Operating Revenue	71,828	70,866	962	1.4%
Gaming Expenses	(30,208)	(29,365)	843	2.9%
Hotel, Bowling, Food and Beverage Expenses	(10,061)	(10,094)	(33)	(0.3%)
General and Administrative Expenses	(21,452)	(21,582)	(132)	(0.6%)
Total Operating Costs and Expenses	(66,478)	(67,190)	(712)	(1.1%)
Earnings from Equity Investment	426	589	(163)	(27.7%)
Earnings from Operations	5,776	4,265	1,511	35.4%
Net Earnings	$ 4,091	$ 3,021	$ 1,070	35.4%

Basic and Diluted, Earnings Per Share	$ 0.17	$ 0.13	$ 0.04	30.8%

Net operating revenue increased by $1.0 million, or 1.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Following is a breakout of net operating revenue by property for the year ended December 31, 2012 compared to the year ended December 31, 2011:

•	Net operating revenue at our property in Edmonton increased by $0.6 million, or 2.6%.
•	Net operating revenue at our property in Calgary decreased by ($0.3) million, or (2.7%).
•	Net operating revenue at our property in Central City increased by $0.5 million, or 2.9%.
•	Net operating revenue at our property in Cripple Creek decreased by ($0.3) million, or (2.5%).
•	Net operating revenue from our ship-based casinos and other increased by $0.4 million, or 6.0%.

Operating costs and expenses decreased by ($0.7) million, or (1.1%), for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Following is a breakout of total operating costs and expenses by property for the year ended December 31, 2012 compared to the year ended December 31, 2011:

•	Total operating costs and expenses at our property in Edmonton increased by $0.2 million, or 0.9%.
•	Total operating costs and expenses at our property in Calgary increased by $0.2 million, or 1.9%.
•	Total operating costs and expenses at our property in Central City decreased by ($0.5) million, or (2.8%).
•	Total operating costs and expenses at our property in Cripple Creek decreased by ($0.4) million, or (3.7%).
•	Total operating costs and expenses for our ship-based casinos and other increased by $0.4 million, or 6.9%.
•	Total operating costs and expenses for corporate other decreased by ($0.6) million, or (10.3%).

Earnings from operations increased by $1.5 million, or 35.4%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Following is a breakout of earnings from operations by property for the year ended December 31, 2012 compared to the year ended December 31, 2011:

•	Earnings from operations at our property in Edmonton increased by $0.5 million, or 7.3%.
•	Losses from operations at our property in Calgary increased by $0.5 million, or 300.0%.
•	Earnings from operations at our property in Central City increased by $1.0 million, or 63.9%.
•	Earnings from operations at our property in Cripple Creek increased by $0.1 million, or 8.3%.
•	Earnings from operations at our ship-based casinos and other decreased by less than ($0.1) million, or (5.9%).
•	Losses from operations at corporate and other decreased by ($0.5) million, or (8.6%) .

The increase in earnings from operations is due to increased efforts to attract customers and increase revenue while controlling costs at all properties.

Net earnings increased by $1.1 million, or 35.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Items deducted from or added to earnings from operations to arrive at net earnings included interest income, interest expense, gains or losses on foreign currency transactions and income tax expense. For a discussion of these items see “Non-Operating Income (Expense) and Taxes”  on page 38  below.

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming	$ 17,341	$ 16,954	$ 387	2.3%
Hotel, Food and Beverage	6,063	5,859	204	3.5%
Other	2,161	2,031	130	6.4%
Gross Revenue	25,565	24,844	721	2.9%
Less Promotional Allowances	(1,029)	(938)	91	9.7%
Net Operating Revenue	24,536	23,906	630	2.6%
Gaming Expenses	(6,827)	(6,665)	162	2.4%
Hotel, Food and Beverage Expenses	(4,291)	(3,907)	384	9.8%
General & Administrative Expenses	(5,461)	(5,435)	26	0.5%
Total Operating Costs and Expenses	(17,589)	(17,429)	160	0.9%
Earnings from Operations	6,947	6,477	470	7.3%
Net Earnings	$ 4,688	$ 4,298	$ 390	9.1%

Net operating revenue at our property in Edmonton increased by $0.6 million or 2.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

In CAD, net operating revenue increased by $0.9 million, or 3.7%, due to increases in gaming, hotel, food, beverage and other revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The increase in gaming revenue is due to 50 additional slot machines added to the floor during the year and an increase in Baccarat table games play for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase in hotel, food and beverage is due to higher hotel room occupancy, increased customer volumes on the gaming floor and increased showroom event attendance for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in other revenue is due to increased showroom and Comedy Club ticket sales for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Total operating costs and expenses increased by $0.2 million, or 0.9% , for the year ended December 31, 2012 compared to the year ended December 31, 2011.

In CAD, total operating costs and expenses increased by $0.3 million, or 1.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is due to higher advertising, promotional, food and payroll costs of $0.7 million offset by a decrease in depreciation expense of $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As a result of the foregoing, earnings from operations increased by $0.5 million, or 7.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. In CAD, earnings from operations increased by $0.5 million, or 8.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Net earnings increased by $0.4 million, or 9.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

In CAD, net earnings increased by $1.0 million, or 24.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net earnings compared to earnings from operations is due to an increase in foreign currency exchange gains of $0.5 million for the year ended December 31, 2012, a decrease in interest expense of $0.1 million and an increase in income tax expense of $0.2 million.

Calgary

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming	$ 6,390	$ 6,529	($139)	(2.1%)
Bowling, Food and Beverage	3,015	3,212	(197)	(6.1%)
Other	1,026	938	88	9.4%
Gross Revenue	10,431	10,679	(248)	(2.3%)
Less Promotional Allowances	(502)	(473)	29	6.1%
Net Operating Revenue	9,929	10,206	(277)	(2.7%)
Gaming Expenses	(4,308)	(3,949)	359	9.1%
Bowling, Food and Beverage Expenses	(2,206)	(2,546)	(340)	(13.4%)
General & Administrative Expenses	(3,191)	(3,091)	100	3.2%
Total Operating Costs and Expenses	(10,565)	(10,365)	200	1.9%
Losses from Operations	(636)	(159)	477	300.0%
Net (Losses)	($527)	($126)	$ 401	318.3%

Net operating revenue at our property in Calgary decreased by ($0.3) million, or (2.7%), for the year ended December 31, 2012 compared to the year ended December 31, 2011.

In CAD, net operating revenue decreased by ($0.2) million, or (1.8%),  due to decreases in gaming, bowling, food and beverage revenue offset by an increase in other revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011

Gaming revenue decreased in 2012 primarily due to a decrease in Baccarat table games hold percentage and lower customer volume during the fourth quarter of 2012 compared to the fourth quarter of 2011. The decrease in gaming revenue during the fourth quarter 2012 was offset by an increase in gaming revenue of $0.2 million, or 3.9%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in bowling, food and beverage revenue is due to a decrease in food and beverage revenue from a lower number of showroom events for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Total operating costs and expenses increased by $0.2 million, or 1.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

In CAD, total operating costs and expenses increased by $0.3 million, or 3.0%, due to higher band entertainment costs, promotional, payroll and utility costs as well as increased depreciation costs for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Beginning in 2013, the property will host showroom performances from third party vendors only, substantially decreasing marketing costs.

As a result of the foregoing, losses from operations increased by $0.5 million, or 300.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. In CAD, losses from operations increased by $0.5 million, or 317.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net losses increased by $0.4 million, or 318.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net loses is due to the foregoing operational items.

In CAD, net losses increased by $0.1 million, or 47.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The smaller increase in net losses compared to losses from operations is due to an increase in foreign currency exchange gains of $0.3 million for the year ended December 31, 2012 and an increase in the income tax benefit of $0.1 million.

Central City

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming	$ 20,013	$ 19,625	$ 388	2.0%
Hotel, Food and Beverage	2,631	2,485	146	5.9%
Other	195	164	31	18.9%
Gross Revenue	22,839	22,274	565	2.5%
Less Promotional Allowances	(4,338)	(4,294)	44	1.0%
Net Operating Revenue	18,501	17,980	521	2.9%
Gaming Expenses	(8,625)	(8,427)	198	2.3%
Hotel, Food and Beverage Expenses	(2,144)	(2,143)	1	0.0%
General & Administrative Expenses	(3,865)	(3,642)	223	6.1%
Total Operating Costs and Expenses	(15,984)	(16,444)	(460)	(2.8%)
Earnings from Operations	2,517	1,536	981	63.9%
Net Earnings	$ 1,561	$ 983	$ 578	58.8%

Net operating revenue at our property in Central City increased by $0.5 million, or 2.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net operating revenue is due to increases in gaming, hotel, food and beverage revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in gaming revenue is due to an increase in customer volumes and slot machine hold percentages for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in hotel, food and beverage revenue is due to a new menu introduced in both the grill and deli and increased customer volumes for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The Central City market increased by 10% and our market share at our property in Central City decreased by 6% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the Central City market is due to additional slot machines and table games from competitor casinos opening and remodeling during the year ended December 31, 2012 compared to the year ended December 31, 2011. The Central City market remains competitive.

Total operating costs and expenses decreased by ($0.5) million, or (2.8%), for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in total operating costs and expenses is due to a ($0.9) million decrease in depreciation expense offset by an increase of $0.4 million in advertising and promotional costs and higher gaming taxes for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As a result of the foregoing, earnings from operations increased by $1.0 million, or 63.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net earnings increased by $0.6 million, or 58.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in net earnings of $0.6 million compared to the $1.0 million increase in earnings from operations is due an increase in income tax expense of $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Cripple Creek

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming	$ 12,916	$ 13,216	($300)	(2.3%)
Hotel, Food and Beverage	1,481	1,389	92	6.6%
Other	104	108	(4)	(3.7%)
Gross Revenue	14,501	14,713	(212)	(1.4%)
Less Promotional Allowances	(2,570)	(2,477)	93	3.8%
Net Operating Revenue	11,931	12,236	(305)	(2.5%)
Gaming Expenses	(5,115)	(5,365)	(250)	(4.7%)
Hotel, Food and Beverage Expenses	(1,420)	(1,499)	(79)	(5.3%)
General & Administrative Expenses	(3,013)	(3,071)	(58)	(1.9%)
Total Operating Costs and Expenses	(10,555)	(10,966)	(411)	(3.7%)
Earnings from Operations	1,376	1,270	106	8.3%
Net Earnings	$ 854	$ 788	$ 66	8.4%

Net operating revenue at our property in Cripple Creek decreased by ($0.3) million, or (2.5%), for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is due to a decrease in gaming revenue due to lower slot machine hold percentages and the eight-day road closure of the main highway to the casino from June 24 – July 1, 2012 because of the Waldo Canyon fire offset by an increase in hotel, food and beverage revenue of $0.1 million, or 6.6%. The increase in hotel, food and beverage revenue is primarily due to a marketing focus on hotel occupancy and an increase in retail prices for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The Cripple Creek market increased by 1% and our market share at our property in Cripple Creek City decreased by 3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Cripple Creek market remains competitive.

The Waldo Canyon fire, which occurred in and near Colorado Springs, Colorado in late June and early July 2012, had a significant negative impact on our business in Cripple Creek during the second quarter of 2012. Several thousand people in Colorado Springs, the metropolitan population which the casino primarily serves, were evacuated and the main highway to the casino, Highway 24, was closed for eight days from June 24, 2012 through July 1, 2012. We estimate that this event adversely affected our revenue for the second quarter of 2012 by ($0.2) million.

Total operating costs and expenses decreased by ($0.4) million, or (3.7%), due to the overall management of operating costs and decreases in payroll costs for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As a result of the foregoing, earnings from operations and net earnings increased by $0.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Cruise Ships & Other

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Gaming	$ 6,211	$ 5,747	$ 464	8.1%
Other	712	792	(80)	(10.1%)
Net Operating Revenue	6,923	6,529	394	6.0%
Gaming Expenses	(5,333)	(4,958)	375	7.6%
General & Administrative Expenses	(676)	(597)	79	13.2%
Total Operating Costs and Expenses	(6,413)	(5,997)	416	6.9%
Earnings from Operations	510	542	(32)	(5.9%)
Net Earnings	$ 450	$ 456	$ (6)	(1.3%)

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.4 million, or 6.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily due to increased revenue from the Riviera, Marina, Mein Schiff 2 and Mariner cruise ships offset by a decrease in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by  $0.4 million, or 6.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is due to increased gaming tax expense, increased staffing and contract labor costs from the Aruba management agreement, an increase in concession and annual fees paid to cruise ship operators and an increase in travel expenses for the movement of staff between ships for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As a result of the foregoing, net earnings decreased by less than ($0.1) million, or (1.3%),  for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Corporate Other

	For the year ended
	December 31,
Amounts in thousands	2012	2011	Change	% Change
Other Revenue	$ 8	$ 0	$ 8	100.0%
General & Administrative Expenses	(5,243)	(5,746)	(503)	(8.8%)
Total Operating Costs and Expenses	(5,372)	(5,989)	(617)	(10.3%)
Losses from Operations	(4,938)	(5,401)	(463)	(8.6%)
Net Loss	$ (2,935)	$ (3,378)	$ (443)	(13.1%)

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses decreased by ($0.5) million, or (8.8%),  for year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease is mainly due to a reduction in stock-based compensation expense of $0.2 million relating to vesting of restricted stock and a reduction in professional services and depreciation expense of $0.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

During 2011, we recorded approximately $0.2 million in stock-based compensation expense as a component of general and administrative expenses. At December 31, 2012, we had less than $0.1 million of total unrecognized compensation expense related to stock options.

Earnings from Equity Investment

We own 33.3% of all shares issued by CPL. Our portion of CPL’s earnings is recorded as earnings from equity investment. We recorded a decrease in earnings from our investment in CPL of $0.2 million for the year ended December 31, 2012 compared to year ended December 31, 2011. The decrease for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily the result of lower performing properties that were in a start-up phase during the second and third quarters of 2012 offset by increased gaming revenue. For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, CPL’s market share decreased from 58% to 43%. We believe the decrease is due to the addition of 19 operations to the market during 2012 and lower performing properties that were in a start-up phase during the second and third quarters of 2012.

On October 11, 2012, CCE signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. CCE has obtained required approval from the co-shareholder in CPL, Polish Airports and from the Polish Minister of Finance. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.9 million, and on February 21, 2013, we borrowed CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from the BMO Credit Agreement to pay for the investment. We anticipate closing the transaction in early April 2013. Once the transaction is final,  we anticipate consolidating CPL as a majority-owned subsidiary for which we would have a controlling financial interest. We would account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Consolidation of CPL would increase our overall net operating revenue and operating costs and expenses because previously we have reported our interest in CPL under the equity method.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on December 21, 2012. A final decision is not expect to be reached in 2013 and could take longer. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2012 and 2011 was as follows:

	For the year ended December 31,
Amount in thousands	2012	2011	Change	% Change
Interest Income	$ 37	$ 38	($1)	(2.6%)
Interest Expense	(670)	(802)	132	16.5%
Gains on Foreign Currency Transactions & Other	(24)	187	(211)	(112.8%)
Non-Operating Expense	($657)	($577)	($80)	13.9%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense of $0.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to interest expense savings from a lower average debt balance in 2012 of $5.1 million compared to an average debt balance of $10.7 million in 2011. The decrease in interest expense was offset by prepayment penalties of $0.2 million related to the early payoff of the Edmonton Mortgage in May 2012.

Taxes

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the twelve months			For the twelve months
Amounts in thousands	ended December 31, 2012			ended December 31, 2011
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$ 3,270	$ 877	26.9%	$ 2,701	$ 607	22.5%
United States	774	66	8.6%	(767)	27	-3.5%
Mauritius	334	10	3.0%	2,178	52	2.4%
Austria	457	66	14.4%	(890)	2	-0.2%
Poland*	285	9	3.2%	466	(21)	-4.5%
Total	$ 5,120	$ 1,028	20.1%	$ 3,688	$ 667	18.1%
* Poland includes earnings from the equity investment in CPL.

The U.S. effective income tax rate has increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to a one-time withholding tax payment of $0.1 million related to a Canadian intercompany payable offset by the benefit associated with utilizing net operating losses that had been previously reserved.

The Canadian effective income tax rate increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the translation effect of foreign currency gains and losses related to the change in the foreign exchange rate and interest expense related to lower principal balances on third party debt related to our Canadian properties.

The effective tax rates of our foreign properties are impacted by the movement of exchange rates primarily due to intercompany loans which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact our earnings reported in U.S. dollars. Certain intercompany loans of our foreign properties are denominated in U.S. dollars. Therefore, foreign currency gains or losses can significantly impact each jurisdiction’s effective tax rate.

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

On May 23, 2012, the Company through its Canadian subsidiaries entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal. Proceeds from the BMO Credit Agreement were used to repay the Edmonton Mortgage and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. As of December 31, 2012, the amount outstanding under the BMO Credit Agreement was $3.6 million and we had approximately $23.8 million available under the BMO Credit Agreement. On February 21, 2013, we borrowed an additional CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from the BMO Credit Agreement to pay for the investment (see Note 6 to consolidated financial statements for further discussion of the BMO Credit Agreement).  We were in compliance with all covenants of the BMO Credit Agreement as of December 31, 2012.

Cash and cash equivalents totaled $24.8 million at December 31, 2012, and we had working capital (current assets minus current liabilities) of $13.5 million compared to cash and cash equivalents of $25.2 million and working capital of $6.0 million at December 31, 2011. The decrease in cash and cash equivalents is due to $9.1 million for the repayment of the Edmonton Mortgage, $3.8 million for various capital expenditures and $0.4 million for deferred financing and escrow costs related to the UHA loan. These uses of cash were offset by $9.2 million cash provided by operating activities, $3.2 million in proceeds from BMO borrowings net of principal repayments and deferred financing costs and $0.3 million proceeds from the exercise of stock options. The increase in working capital is due to the $9.1 million repayment of the Edmonton Mortgage, which was classified as a current liability as of December 31, 2011.

Net cash provided by operating activities was $9.2 million and $10.7 million in 2012 and 2011, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and to management’s discussion of the results of operations above for a discussion of earnings from operations.

Net cash used in investing activities of $4.2 million for the year ended December 31, 2012 was used in the acquisition of property and equipment. We used $0.6 million to construct a new poker room and remodel the casino entrance in Calgary, $1.0 million to purchase slot machines and a kiosk at our two Colorado properties, $0.6 million to replace the carpet, a server and a water line at the casino in Edmonton, $0.5 million to remodel hotel rooms in Cripple Creek, $0.3 million for hotel room upgrades in Central City and purchase count equipment in Cripple Creek, $0.3 million to replace HVAC units and pinsetters in Calgary, $0.1 million to purchase slot machines for the ship-based casinos, $0.1 million to purchase a slot accounting system for the ship-based casinos and $0.3 million in cumulative remaining additions at our properties. In addition, we used $0.4 million for deferred financing and escrow costs related to the UHA loan.

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

Net cash used in financing activities of $5.7 million for the year ended December 31, 2012 consisted of $9.1 million for the repayment of the Edmonton Mortgage, $0.2 million for the repayment of the BMO Credit Agreement and $0.3 million payment of deferred financing costs related to the BMO Credit Agreement offset by $3.6 million cash received from the BMO Credit Agreement and $0.3 million cash received for the exercise of stock options.

Net cash used in financing activities of $4.0 million for the year ended December 31, 2011 consisted of $4.2 million for the repayment of the Edmonton Mortgage offset by a $0.2 million cash dividend received from our equity investment in CPL.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2011 or 2012. During 2010, we repurchased 57,330 shares of our common stock for $0.1 million at a weighted average cost of $2.46 per share. During 2009, we repurchased 53,557 shares of our common stock for $0.1 million at a weighted average cost of $2.43. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2012. The repurchase program has no set expiration or termination date.

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

We believe that our cash at December 31, 2012 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Impairment -

Goodwill– At December 31, 2012, we had goodwill of $4.9 million at our Edmonton property. Given the historically profitable operations of this reporting unit, no impairments have been recognized on this goodwill. We evaluate our goodwill for impairment on an annual basis (as of October 1) or whenever events or changes in circumstances occur that may reduce the fair value of the asset below its carrying value. The implied fair value includes an assessment of qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that fair value of a reporting unit is less than its carrying amount. Changes in relevant events or circumstances or application of alternative assumptions could produce significantly different results.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72% of our total assets as of December 31, 2012. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2012, we believe that our investments in property and equipment are recoverable.

Equity Investment – As of December 31, 2012, the value of our investment in CPL was $3.3 million. We evaluate our equity investment in CPL for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If these conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis utilizing estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates.

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

Income Taxes – Significant judgment is required in developing our income tax provision. We have a valuation allowance of $5.0 million on our U.S. deferred tax assets as of December 31, 2012 due to the uncertainty of future taxable income. We have a $0.9 million valuation allowance on our Calgary property deferred tax assets as of December 31, 2012 due to the uncertainty of future taxable income. We also have a $0.8 million valuation allowance on our CCE subsidiary’s deferred tax assets as of December 31, 2012 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting – There  were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Management.”

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our Co- Chief Executive Officers and our Principal Financial/Accounting Officer. A complete text of this Code of Ethics is available on our web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Ethics will be posted to the Corporate Governance section of our web site.

Item 11.    Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information required by this item will be included in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2012 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	944,848 (1)	$3.10	1,169,367
Equity compensation plans not approved by security holders	-	-	-
Total	944,848	$3.10	1,169,367

(1)

As of December 31, 2012, there were 849,210 securities to be issued upon exercise of outstanding options and other rights exercisable under the equity incentive plan adopted in 1994. The remaining 95,638 securities pertain to outstanding options and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	List of documents filed with this report
1.	Financial Statements
The financial statements and related notes, together with the report of Grant Thornton LLP, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.
2.	Financial Statement Schedules
None.
3.	List of Exhibits
(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:
(3) Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10) Material Contracts
10.1	Credit Agreement by and between Century Resorts Alberta Inc. and Century Casino Calgary Inc. and the Bank of Montreal, dated May 23, 2012.
10.2	Credit Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., dated November 30, 2012.
10.2A	Management Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., dated November 30, 2012.
10.3	Preliminary Conditional Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH, dated September 21, 2012.
10.4*	Deferred Compensation Agreement (Form) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008.

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

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

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

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 28, 2013

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 24,747	$ 25,192
Receivables, net	700	1,108
Prepaid expenses	608	510
Inventories	311	273
Other current assets	86	113
Deferred income taxes	83	90
Total Current Assets	26,535	27,286

Property and equipment, net	99,526	99,605
Goodwill	4,941	4,833
Equity investment	3,346	2,756
Deferred income taxes	2,145	2,054
Other assets	582	193
Restricted cash	261	0
Total Assets	$ 137,336	$ 136,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ 372	$ 9,100
Accounts payable and accrued liabilities	6,379	6,666
Accrued payroll	2,806	2,373
Taxes payable	3,413	3,100
Deferred income taxes	101	120
Total Current Liabilities	13,071	21,359

Long-term debt, less current portion	3,192	0
Taxes payable	237	203
Deferred income taxes	2,680	2,625
Total Liabilities	19,180	24,187
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,243,926 and 23,993,174 shares issued; 24,128,114 and 23,877,362 shares outstanding	243	240
Additional paid-in capital	75,388	75,144
Accumulated other comprehensive earnings	4,569	3,291
Retained earnings	38,238	34,147
	118,438	112,822
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Shareholders’ Equity	118,156	112,540
Total Liabilities and Shareholders’ Equity	$ 137,336	$ 136,727
See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year ended
	December 31,
Amounts in thousands, except for share and per share information	2012	2011
Operating revenue:
Gaming	$ 62,871	$ 62,070
Hotel, bowling, food and beverage	13,190	12,946
Other	4,206	4,033
Gross revenue	80,267	79,049
Less: Promotional allowances	(8,439)	(8,183)
Net operating revenue	71,828	70,866
Operating costs and expenses:
Gaming	30,208	29,365
Hotel, bowling, food and beverage	10,061	10,094
General and administrative	21,452	21,587
Depreciation	4,757	6,144
Total operating costs and expenses	66,478	67,190
Earnings from equity investment	426	589
Earnings from operations	5,776	4,265
Non-operating income (expense):
Interest income	37	38
Interest expense	(670)	(802)
(Losses) gains on foreign currency transactions and other	(24)	187
Non-operating income (expense), net	(657)	(577)
Earnings before income taxes	5,119	3,688
Income tax provision	1,028	667
Net earnings	$ 4,091	$ 3,021

Earnings per share:
Basic	$ 0.17	$ 0.13
Diluted	$ 0.17	$ 0.13
Number of shares - basic	24,004	23,892
Number of shares - diluted	24,105	24,071

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS COMPREHENSIVE EARNINGS (LOSS)

	For the year ended
	December 31,

Amounts in thousands	2012	2011

Net earnings	$ 4,091	$ 3,021

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,278	(1,670)
Other comprehensive income, net of tax:	1,278	(1,670)

Comprehensive earnings	$ 5,369	$ 1,351

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share information	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
BALANCE AT January 1, 2011	23,861,249	$ 240	$ 74,930	$ 4,961	$ 31,126	($282)	$ 110,975
Net earnings	0	0	0	0	3,021	0	3,021
Foreign currency translation adjustment	0	0	0	(1,670)	0	0	(1,670)
Amortization of stock based compensation	0	0	199	0	0	0	199
Exercise of stock options	16,113	0	15	0	0	0	15
BALANCE AT December 31, 2011	23,877,362	$ 240	$ 75,144	$ 3,291	$ 34,147	($282)	$ 112,540
Net earnings	0	0	0	0	4,091	0	4,091
Foreign currency translation adjustment	0	0	0	1,278	0	0	1,278
Amortization of stock based compensation	0	0	(4)	0	0	0	(4)
Exercise of stock options	250,752	3	248	0	0	0	251
BALANCE AT December 31, 2012	24,128,114	$ 243	$ 75,388	$ 4,569	$ 38,238	($282)	$ 118,156

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
Amounts in thousands	2012	2011

Cash Flows from Operating Activities:

Net earnings	$ 4,091	$ 3,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,757	6,144
Loss on disposition of fixed assets	33	79
Amortization of stock-based compensation	(4)	199
Amortization of deferred financing costs	154	56
Deferred tax expense	(48)	(81)
Earnings from equity investment	(426)	(589)

Changes in Operating Assets and Liabilities:
Receivables	420	(29)
Prepaid expenses and other assets	(167)	(110)
Accounts payable and accrued liabilities	(303)	1,292
Inventories	(35)	23
Other operating assets	(15)	(20)
Accrued payroll	426	67
Taxes payable	317	644
Net cash provided by operating activities	9,200	10,696

Cash Flows used in Investing Activities:
Purchases of property and equipment	(3,784)	(2,835)
Proceeds from disposition of assets	8	21
Payment of origination costs of UHA loan	(113)	0
Cash escrowed for loan to UHA	(261)	0
Net cash used in investing activities	(4,150)	(2,814)

Cash Flows used in Financing Activities:
Proceeds from borrowings	3,626	0
Payment of deferred financing costs	(301)	0
Principal repayments	(9,248)	(4,223)
Proceeds from equity investment dividend	-	163
Proceeds from exercise of stock options	251	15
Net cash used in financing activities	$ (5,672)	$ (4,045)

-	Continued -

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Year ended December 31,
Amounts in thousands	2012	2011

Effect of Exchange Rate Changes on Cash	$ 177	$ (106)

Decrease (Increase) in Cash and Cash Equivalents	($445)	$ 3,731

Cash and Cash Equivalents at Beginning of Period	$ 25,192	$ 21,461
Cash and Cash Equivalents at End of Period	$ 24,747	$ 25,192
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 561	$ 772
Income taxes paid	$ 1,140	$ 226

See notes to consolidated financial statements.

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2012, the Company owned casino operations in North America, managed cruise ship-based casinos on international waters, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. The Company also owns a 33.3% ownership interest in Casinos Poland Ltd (“CPL”), the owner and operator of eight casinos in Poland.

On October 11, 2012, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”), signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. CCE has obtained a  required approval from the co-shareholder in CPL, Polish Airports and from the Polish Minister of Finance. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.9 million, and the Company intends to pay for the investment  by borrowing from the Company’s Bank of Montreal credit agreement (the “BMO Credit Agreement”).

The Company also continues to pursue other projects in various stages of development.

Parent/Subsidiary Relationship	Abbreviation	Parent	Ownership Percentage	Country
Century Casinos, Inc.	CCI	n/a	n/a	United States
WMCK Venture Corp.	CRC	CCI	100%	United States
Century Casinos Cripple Creek, Inc.	CCC	CRC	100%	United States
WMCK Acquisition Corp.	ACQ	CRC	100%	United States
Century Casinos Tollgate, Inc.	CTI	CCI	100%	United States
CC Tollgate LLC	CTL	CTI	100%	United States
Century Casinos Europe GmbH	CCE	CCI	100%	Austria
Century Resorts International Ltd.	CRI	CCE	100%	Mauritius
Century Resorts Alberta, Inc.	CRA	CRI	100%	Canada
Century Casinos Poland Sp. z o.o.	CCP	CCE	100%	Poland
Casinos Poland Ltd.	CPL	CCP	33%	Poland
VICCO	VICCO	CCE	100%	Poland
Century Casino Calgary	CAL	CCE	100%	Canada

CCI serves as a holding company, providing corporate and administrative services to its subsidiaries.

CRC owns and operates Century Casino & Hotel in Cripple Creek, a limited-stakes gaming facility in Cripple Creek, Colorado.

-F9-

CTI owns 100% of CTL. CTL owns and operates the Century Casino & Hotel, a limited-stakes gaming facility in Central City, Colorado.

CCE acquired CRI from CCI on December 31, 2012. The reorganization of CRI simplifies the Company’s corporate structure and reduces  the complexity of intercompany financing and treasury functions. CCE acquired CCP on March 12, 2007 and VICCO on September 26, 2012. CCP owns 33.3% of all shares issued by CPL. CPL owns and operates nine casinos in Poland. CCE acquired CAL on January 13, 2010. CAL owns and operates the Century Casino Calgary, Alberta, Canada.

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

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, which are quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar instruments other than prices included in “Level 1”; or “Level 3” inputs, which are unobservable inputs that are supported by little or no market activity and that are significant in determining fair value. Fair value measurements affect the Company’s impairment assessments of its long-lived assets, goodwill and equity investment.

Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. The Company calculates the fair value of financial instruments and includes this additional information in the notes to our consolidated financial statements. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and, from time to time, interest rate swap agreements. The Company had no outstanding interest rate swap agreements as of December 31, 2012 and 2011. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 31, 2012 and 2011 due to their short-term nature. The carrying value of our long-term debt approximates fair value at December 31, 2012 and 2011 because it bears interest at the lender’s floating rate.

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

-F10-

Assets are depreciated over their respective service lives as follows:
Buildings and improvements	7–39 years
Gaming equipment	3–7 years
Furniture and non-gaming equipment	3-7 years

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. No long-lived asset impairment charges were recorded for the years ended December 31, 2012 or 2011.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company tests its recorded goodwill for impairment on an annual basis (as of October 1) or whenever events or circumstances indicate that the value may be impaired. There were no impairments to goodwill as a result of the Company’s annual impairment evaluation in 2012 and 2011 (see Note 5).

Equity Investment – The Company holds a 33.3% ownership interest in and actively participates in the management of CPL. At CPL, day to day decision making is controlled by a management board consisting of three persons. Long-term decision making is controlled by a supervisory board consisting of three persons. The Company is the only shareholder with experience in the gaming industry. All material decisions require the unanimous consent of the boards and thus, no material decisions can be made without the Company’s consent, including the removal of the chairman of each board. The Company includes the equity in the earnings of CPL as a component of its operations because of its active involvement in the operations of the casinos. The Company completed an assessment of whether CPL is a variable interest entity in which it has a controlling financial interest. Based on this assessment, the Company concluded that CPL is not subject to consolidation under the guidance for variable interest entities. The Company evaluates its investment in CPL for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairments to the Company’s equity investment in CPL in 2012 and 2011 (see Note 3).

The Company completed an assessment of whether the management agreement at the Radisson Aruba Resort, Casino & Spa is a variable interest. The Company has concluded that its management agreement for Radisson Aruba Resort, Casino & Spa is a variable interest; however, the Company does not have a controlling financial interest and therefore the interest is not subject to consolidation.

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

Historical transactions that are denominated in a foreign currency are translated and presented in accordance with the U.S. dollar exchange rate in effect on the date of the transaction. The exchange rates used to translate balances at the end of each year are as follows:

Ending Rates	2012	2011
Canadian dollar (CAD)	0.9949	1.0170
Euros (€)	0.7584	0.7709
Polish zloty (PLN)	3.0996	3.4174

-F11-

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

At the Company’s casinos in Edmonton and Calgary, the Alberta Gaming and Liquor Commission (“AGLC”) retains 85% of slot machine net win, of which 15% is allocated to licensed charities. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. The Century Casino & Hotel in Edmonton and the Century Casino Calgary record revenue net of the amounts retained by the AGLC and charities.

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2012 and 2011, the outstanding balance of this liability was $1.0 million and $0.9 million, respectively.

Promotional allowances presented in the consolidated statement of earnings include the following:

	For the year ended
	December 31,
	2012	2011
Amounts in thousands
Hotel, Food & Beverage	$ 3,826	$ 3,573
Free Plays or Coupons	2,110	2,049
Player Points	2,503	2,561
Total Promotional Allowances	$ 8,439	$ 8,183

Stock-Based Compensation –  Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Expenses – Advertising costs are expensed when incurred by the Company. Advertising expenses were $1.6 million in each of the years ended December 31, 2012 and 2011.

-F12-

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment on a quarterly basis by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $2.6 million resulting from net operating losses in the U.S., $0.9 million resulting from the Calgary Casino purchase and $0.9 million from the Century Casinos Europe subsidiary have been fully reserved (see Note 10). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future.

Earnings Per Share – The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the year ended December 31, 2012 and 2011 were as follows:

	For the year ended
	December 31
	2012	2011
Weighted average common shares, basic	24,004,166	23,891,874
Dilutive effect of stock options	100,450	178,760
Weighted average common shares, diluted	24,104,616	24,070,634

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year ended
	December 31
	2012	2011
Stock options	886,710	866,710

3.          EQUITY INVESTMENT

Following is the summarized financial information of CPL as of December 31, 2012 and 2011:

December 31,
Amounts in thousands (in USD):	2012	2011
Balance Sheet:
Current assets	$ 4,716	$ 4,061
Noncurrent assets	$ 14,876	$ 9,523
Current liabilities	$ 9,697	$ 4,393
Noncurrent liabilities	$ 2,255	$ 3,230

-F13-

	For the year ended December 31,
	2012	2011
Operating Results
Net operating revenue	$ 44,015	$ 49,836
Net earnings	$ 1,279	$ 1,768

The Company’s maximum exposure to losses at December 31, 2012 was $3.3 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL for the years ended December 31, 2012 and 2011 are as follows:

Amounts in thousands	Total
Balance – January 1, 2011	$ 2,806
Equity Earnings	589
Dividend	(163)
Effect of foreign currency translation	(476)
Balance – December 31, 2011	$ 2,756
Equity Earnings	426
Effect of foreign currency translation	164
Balance – December 31, 2012	$ 3,346

On October 11, 2012, CCE signed an agreement with LOT Polish Airlines to acquire an additional 33.3% ownership interest in CPL. Upon closing of the transaction, CCE will own a 66.6% ownership interest in CPL. The purchase price is approximately $6.9 million. On February 21, 2013, the Company borrowed CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from the BMO Credit Agreement to pay for the investment. CCE has obtained required approval from the co-shareholder in CPL, Polish Airports and from the Polish Minister of Finance. The Company anticipates closing the transaction in early April 2013. Once the transaction is final, the Company anticipates consolidating CPL as a majority-owned subsidiary for which the Company would have a controlling financial interest. The Company would account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

4.         PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consist of the following:

	December 31,
Amounts in thousands	2012	2011
Land	$ 30,639	$ 30,439
Buildings and improvements	80,308	78,381
Gaming equipment	16,746	16,438
Furniture and non-gaming equipment	16,922	17,432
Capital projects in process	778	441
	$ 145,393	$ 143,131
Less accumulated depreciation	(45,867)	(43,526)

Property and equipment, net	$ 99,526	$ 99,605

Depreciation expense was $4.8 million for the year ended December 31, 2012 and $6.1 million for the year ended December 31, 2011.

-F14-

5.          GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

Amounts in thousands
Balance – January 1, 2011	$ 4,942
Effect of foreign currency translation	(109)
Balance – December 31, 2011	$ 4,833
Effect of foreign currency translation	108
Balance – December 31, 2012	$ 4,941

6.          LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 consisted of the following:

	December 31,
Amounts in thousands	2012	2011
Credit Agreement - Bank of Montreal	$ 3,564	$ 0
Mortgage - Edmonton	0	9,100

Total long-term debt	$ 3,564	$ 9,100
Less current portion	(372)	(9,100)
Long-term portion	$ 3,192	$ 0

Credit Agreement- Bank of Montreal

On May 23, 2012, the Company, through its subsidiaries CRA and CAL, entered into the CAD 28.0 million ($27.5 million) BMO Credit Agreement. Proceeds from the BMO Credit Agreement were used to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”) and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company.

The BMO Credit Agreement consists of three credit facilities to be utilized as follows:

1.

Credit Facility A is a CAD 1.0 million revolving credit facility to be used for the costs of the BMO Credit Agreement financing, ongoing working capital requirements and operating regulatory requirements. As of December 31, 2012, there was no outstanding balance under Credit Facility A.

2.

Credit Facility B is a CAD 25.0 million committed, non-revolving, reducing standby facility. Up to CAD 11 million of the Credit Facility B may be used to repay all or part of the Edmonton Mortgage with the remainder available for working capital requirements and general corporate purposes. Once the principal balance of the advance under Credit Facility B has been repaid, it cannot be re-borrowed. As described below, CAD 3.6 million ($3.7 million) was drawn down under Credit Facility B and was used, with cash on hand, to repay in full the Edmonton Mortgage. As of December 31, 2012, there was $3.6 million outstanding under Credit Facility B.

3.	Credit Facility C is a CAD 2.0 million treasury management risk facility as defined by the BMO Credit Agreement. As of December 31, 2012, there was no outstanding balance under Credit Facility C.

-F15-

As of December 31, 2012, the Company had approximately CAD 24.5 million ($23.8 million) available for borrowing under the BMO Credit Agreement.

The BMO Credit Agreement bears interest based on credit facilities as follows:

1.	Advances under Credit Facility A may be in the form of :
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

iii.	Advances denominated in USD and bearing interest at the LIBOR rate fixed for 1 - 6 months ($1 million minimum and $500,000 increments thereafter); and/or
iv.	A Bankers Acceptance denominated in CAD and bearing interest at a fixed rate as defined by the BMO Credit Agreement for 1 - 6 months (CAD 1 million minimum and CAD 500,000 increments thereafter).
3.

Longer term fixed rates of interest, up to and including the full five year term of the BMO Credit Agreement, can be achieved through the use of interest rate swaps with a deemed risk up to the maximum amount of Credit Facility C. As of December 31, 2012, no interest rate swaps were in use by the Company.

On May 23, 2012, the Company repaid the outstanding balance of approximately $6.3 million on the Edmonton Mortgage. The repayment consisted of $6.1 million in principal and interest due on the Edmonton Mortgage and $0.2 million in prepayment penalties and unamortized deferred financing charges. This loan payoff was funded with a $3.7 million borrowing under the BMO Credit Agreement and $2.7 million of cash on hand. The repayment by the Company terminated the Edmonton Mortgage.

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Credit agreement - Bank of Montreal	December 31,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$ 85	$ 0
Deferred financing charges - long-term	288	0
Total	$ 373	$ 0

Mortgage - Edmonton	December 31,	December 31,
Amounts in thousands	2012	2011
Deferred financing charges - current	$ 0	$ 101
Deferred financing charges - long-term	0	0
Total	$ 0	$ 101

-F16-

Amortization expense relating to deferred financing charges was $0.2 million for the year ended December 31, 2012 and $0.1 million for the year ended December 31, 2011, and is included in interest expense in the accompanying consolidated statements of earnings.

As of December 31, 2012, the Company was in compliance with all covenants related to its borrowings. Covenants under the BMO Credit Agreement include the following:

a)	Senior Funded Debt to EBITDA Ratio as defined by the BMO Credit Agreement may not be greater than 3.00:1.00;
b)	Fixed Charge Coverage Ratio as defined by the BMO Credit Agreement may not be less than 1.20:1.00;
c)	CRA and CAL combined shareholder’s equity may not be less than CAD 20 million; and
d)	Capital expenditures at CRA and CAL in any fiscal year may not exceed CAD 4.0 million in aggregate, without the lender’s consent.

The consolidated weighted average interest rate on all borrowings for the Company was 13.2% for the year ended December 31, 2012. The Company currently pays a floating interest rate on its borrowings under the BMO Credit Agreement. The current interest rate is approximately 4.0%. The weighted average interest rate is higher than the 7.0% interest rate of the Edmonton Mortgage and the 4.0% interest rate under the BMO Credit Agreement because the Company wrote off $0.1 million in deferred financing costs and paid $0.2 million in prepayment penalties in May 2012 in connection with the repayment of the Edmonton Mortgage.

As of December 31, 2012, scheduled maturities of the long-term debt are as follows:

Amounts in thousands	CAD	USD
2013	$ 370	$ 372
2014	370	372
2015	370	372
2016	370	372
Thereafter	2,066	2,076
Total	$ 3,546	$ 3,564

On February 21, 2013, the Company borrowed CAD 7.3 million (approximately $7.2 million based on the exchange rate in effect on February 21, 2013) from the BMO Credit Agreement to acquire an additional 33.3% ownership interest in CPL. The $7.2 million was borrowed under the BMO Credit Agreement credit facility B and has a floating interest rate of  3.75% .

7.          OTHER BALANCE SHEET CAPTIONS

Accounts payable and accrued liabilities are composed of the following as of December 31, 2012 and 2011:

	December 31,
Amounts in thousands	2012	2011
Accounts payable	$ 1,305	$ 1,237
Accrued commissions (AGLC)	1,946	2,090
Progressive slot & table liability	935	852
Player point liability	1,017	905
Other accrued liabilities	1,176	1,582
Total	$ 6,379	$ 6,666

-F17-

Accrued commissions (AGLC) include the portion of slot machine net sales and table games win owed to the AGLC as of December 31, 2012 and December 31, 2011.

Taxes payable are composed of the following as of December 31, 2012 and 2011:

	December 31,
Amounts in thousands	2012	2011
Accrued property taxes	$ 1,052	$ 1,051
Gaming taxes payable	1,031	941
Other taxes payable	1,330	1,311
Total	$ 3,413	$ 3,303

8.          SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. During 2010 and 2009, the Company repurchased 57,330 and 53,557 shares of its common stock, respectively. The weighted-average cost of the stock repurchased in 2010 and 2009 was $2.46 and $2.43 per share, respectively. During 2011 and 2012, the Company did not repurchase any shares of its common stock. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2012. The repurchase program has no set expiration or termination date.

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

9.          STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. The EEIP continues to be administered for previously issued and outstanding options. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that can be awarded to an eligible individual to 200,000 per year. Stock options may not be issued at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2012, the Company has granted, under the EEIP and the 2005 Plan, shares of restricted common stock, incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-statutory options (which may be granted at any option price (as permitted under the EEIP)). Options granted to date have six-month, one-year, two-year or four-year vesting periods. Through December 31, 2012, all outstanding options have been issued at market value as of the date of the grant. The Company’s Incentive Plan Committee or, in the case of the 2005 Plan, any other committee as delegated by the board of directors, has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. Both plans also allow limited transferability of any non-statutory stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

-F18-

As of December 31, 2012, there were 919,848 options outstanding to employees of the Company, of which 849,210 options were issued under the EEIP and 70,638 options were issued under the 2005 Plan.

No options were issued in 2012 or 2011.

Activity in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted -Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,175,961	$ 2.53	1,125,961	$ 2.51
Granted	0	0.00
Exercised	(11,113)	0.91
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2011	1,164,848	$ 2.54	1,128,848	$ 2.54
Granted	0	0.00
Exercised	(240,000)	1.00
Cancelled or forfeited	(5,000)	2.30
Outstanding at December 31, 2012	919,848	$ 2.94	895,348	$ 2.96

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2012:

Dollar amounts in thousands
Exercise Price:	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
$0.91	11,526	11,526	$ 22	$ 22	5.9	5.9
$0.93	11,612	11,612	$ 22	$ 22	5.9	5.9
$2.30	35,000	10,500	$ 19	$ 6	7.4	7.4
$2.93	849,210	849,210	$ 0	$ 0	1.1	1.1
$9.00	12,500	12,500	$ 0	$ 0	4.5	4.5
	919,848	895,348	$ 63	$ 50	1.6	1.4
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $2.84 per share as of December 31, 2012 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

No options were issued to independent directors of the Company during 2012 or 2011. As of December 31, 2012, there were 25,000 options outstanding to independent directors of the Company with a weighted-average exercise price of $9.00. During 2012,  10,752 shares were exercised by independent directors.

For the years ended December 31, 2012 and 2011, the Company recorded less than $0.1 million for stock-based compensation expense. This amount is included in general and administrative expenses.

At December 31, 2012, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized through 2014.

-F19-

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s consolidated statement of cash flows. No excess tax benefits were recorded for the years ended December 31, 2012 and 2011.

Restricted Stock

In 2007, the Company issued 200,000 shares of restricted common stock with a fair value of $9.00 per share to each of its Co Chief Executive Officers. The restricted stock vested ratably over a four-year period. Of the 400,000 shares issued, 160,000 shares vested during the year ended December 31, 2011.  As of December 31, 2011, there were no unvested shares remaining. For the year ended December 31, 2011 compensation expense related to restricted stock awards totaled $0.2 million. The Company did not issue restricted common stock during either of the years ended December 31, 2012 or 2011.

The impact of the amortization of all the Company’s stock-based compensation awards (pre-tax) to both basic and diluted earnings per share was less than $0.01 and $0.01 for the years ended December 31, 2012 and 2011, respectively.

10.         INCOME TAXES

The Company’s provision (benefit) for income taxes is summarized as follows:

	For the year ended
Amounts in thousands	December 31, 2012
	2012	2011
U.S. Federal - Current	$ 67	$ 27
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	67	27

Foreign - Current	$ 1,009	$ 721
Foreign - Deferred	(48)	(81)
Provision for foreign income taxes	961	640
Total provision for income taxes	$ 1,028	$ 667

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2012	2011
U.S. Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	-10.0%	-26.4%
Equity in Polish investment	0.2%	-0.6%
State income tax (net of federal benefit)	0.8%	-0.4%
Effect of stock option exercises	0.0%	1.8%
Valuation allowance	-2.6%	1.7%
Permanent and other items	-2.3%	8.0%
Total provision for income taxes	20.1%	18.1%

The effective tax rates of the Company’s foreign properties are impacted by the movement of exchange rates primarily due to loans, which are denominated in U.S. dollars. Therefore, foreign currency gains or losses recorded in each property’s local currency do not impact the Company’s earnings reported in U.S. dollars. Also, foreign currency gains or losses can significantly impact each jurisdiction’s effective tax rate.

-F20-

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax expense after considering the following factors:

·	The level of historical taxable income and projections for future taxable income in the jurisdictions where the assets are located over periods in which the deferred tax assets would be deductible;
·	Accumulation of net income before tax utilizing a look-back period of three years, and
·	Implementation of certain tax planning strategies.

-F21-

The Company’s deferred income taxes at December 31, 2012 and 2011 are summarized as follows:

Amounts in thousands	2012	2011
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets - current:
Accrued liabilities and other	$ 181	$ 156
Deferred tax (liabilities) - current:
Prepaid expenses	(101)	(120)
Valuation allowance	(177)	(144)
Net deferred tax (liabilities) - current	(97)	(108)

Deferred tax assets - non-current:
Amortization of goodwill for tax	526	578
Amortization of startup costs	359	401
Property and equipment	1,089	1,333
NOL carry forward	2,584	2,102
Accrued liabilities and other	371	1,005
Total deferred tax assets - non-current	4,929	5,419
Deferred tax (liabilities) - non-current:
Accumulated other comprehensive eanings	0	(310)
Valuation allowance	(4,832)	(5,001)
Net deferred tax assets - non-current	97	108
Total deferred tax assets - U.S. federal and state	$ 0	$ 0

Amounts in thousands	2012	2011
Deferred tax assets (liabilities) - foreign

Deferred tax assets - current:
NOL carryforward	$ 0	$ 13
Other	79	65
Net deferred tax assets - current	79	78

Deferred tax assets - non-current:
Property and equipment	621	620
NOL carryforward	2,504	2,748
Tax credits	348	0
Accrued liabilities and other	322	443
Deferred tax (liabilities) - non current:
Property and equipment	(2,682)	(2,292)
Others	0	(22)
Valuation allowance	(1,745)	(2,175)
Net deferred tax (liabilities) - non-current	(632)	(678)
Total deferred tax (liabilities) - foreign	($553)	($600)
Net deferred tax (liabilities)	($553)	($600)

-F22-

The following table summarizes the Company’s U.S. pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2012:

Amounts in thousands	2012
Expiration Date:	Amount
2027	$ 1,372
2028	3,458
2029	270
2031	240
2032	1,175
$ 6,515

The following table summarized the Company’s foreign pre-tax basis net operating loss carryforwards and related expiration dates at December 31, 2012:

Amounts in thousands
Expiration Date:	Amount
2026	$ 113
2027	0
2028	1,518
2029	1,836
2030	1,516
2031	749
2032	1,196
Never	2,856
$ 9,784

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa as “major” tax jurisdictions, as defined.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2005- 2011
U.S. State – Colorado	2003- 2011
Canada	2005- 2011
South Africa	1999- 2009

The Company has recognized a $0.1 million tax liability for uncertain tax positions taken on its U.S. tax return and has recognized a $0.2 million tax liability for an uncertain tax position on a foreign tax return.  This adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of the year ended December 31, 2012.

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

-F23-

11.         SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information regarding the Company’s principal geographic areas as of and for the years ended December 31:

	Long Lived Assets
Amounts in thousands	2012	2011

United States	$ 55,442	$ 56,294

International:
Canada	$ 49,754	$ 48,423
Europe	4,157	3,228
International waters	1,187	1,496
Total international	55,098	53,147
Total	$ 110,540	$ 109,441

	Net Operating Revenue
Amounts in thousands	2012	2011
United States	$ 30,432	$ 30,215

International:
Canada	$ 34,465	$ 34,112
International waters	6,601	6,132
Aruba	322	407
Austria	8	0
Total international	$ 41,396	$ 40,651
Total	$ 71,828	$ 70,866

12.         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on

-F24-

December 21, 2012. A final decision is not expect to be reached in 2013 and could take longer. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Financing Costs Related to UHA Loan – The Company paid $0.1 million in deferred financing costs related to legal fees for the United Horseman of Alberta Inc. (“UHA”) loan. In addition, the Company has placed $0.3 million in escrow related to the UHA loan. The $0.3 million is restricted cash and reported as other assets on the consolidated Balance Sheet.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective January 1, 2012, the Company reinstated matching contributions that were suspended on December 1, 2008. For the year ended December 31, 2012, the Company contributed less than $0.1 million to the 401K plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan and Registered Pension Plan (“RSP and RPP Plans”). The RSP and RPP Plans allow eligible employee to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants of the RPP Plan become fully vested in employer contributions over a two-year period and participants of the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.1 million to the RSP and RPP Plans during the years ended December 31, 2012 and 2011.

Austrian Depository Certificates (“ADC”) Guarantee - The Company has issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with the listing of ADCs on the Vienna Stock Exchange. Bank Austria in turn issued a guarantee in the same amount to Oesterreichische Kontrollbank, the holder of the global certificate representing the ADCs. The guarantee is provided to reimburse Oesterreichisch Kontrollbank through Bank Austria for any amounts incurred by it as a result of claims or damages and lawsuits that an ADC holder may raise or file against the Company. The guarantee is required by the Oesterreichische Kontrollbank.

Operating Lease Commitments and Purchase Options – The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, was $0.8 million for the year ended December 31, 2012 and $0.8 million for the year ended December 31, 2011.

Following is a summary of operating lease commitments as of December 31, 2012:

Amounts in thousands
2013	$ 172
2014	$ 55
2015	$ 33
Total	$ 260

13.         TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co-CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings are charges from both Flyfish and Focus for a total of $1.0 million for the years ended December 31, 2012 and December 31, 2011.

-F25-

14.         UNAUDITED SUMMARIZED QUARTERLY DATA

Amounts in thousands except per share information	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2012
Net operating revenue	$ 17,569	$ 17,791	$ 18,723	$ 17,745
Earnings from operations	$ 1,572	$ 1,695	$ 1,615	$ 894
Net earnings	$ 1,133	$ 1,148	$ 1,186	$ 624
Basic earnings per share:
Net earnings	$ 0.05	$ 0.05	$ 0.05	$ 0.03
Diluted earnings per share:
Net earnings	$ 0.05	$ 0.05	$ 0.05	$ 0.03

Year ended December 31, 2011
Net operating revenue	$ 17,115	$ 18,002	$ 18,146	$ 17,603
Earnings from operations	$ 756	$ 977	$ 1,548	$ 984
Net earnings	$ 364	$ 644	$ 1,423	$ 590
Basic earnings per share:
Net earnings	$ 0.02	$ 0.03	$ 0.06	$ 0.03
Diluted earnings per share:
Net earnings	$ 0.02	$ 0.03	$ 0.06	$ 0.03

-F26-