Form 10-Q
period 2013-03-31
CENTURY CASINOS INC /CO/
filed 2013-05-15
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

24,128,114 shares of common stock, $0.01 par value per share, were outstanding as of April 26, 2013.

PART I – FINANCIAL INFORMATION

Item 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 32,106	$ 24,747
Receivables, net	888	700
Prepaid expenses	573	608
Inventories	292	311
Other current assets	87	86
Deferred income taxes	224	83
Total current assets	34,170	26,535

Property and equipment, net	97,785	99,526
Goodwill	4,840	4,941
Equity investment	3,092	3,346
Deferred income taxes	2,021	2,145
Notes receivable	500	0
Other assets	546	582
Restricted cash	254	261
Total assets	$ 143,208	$ 137,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,173	$ 372
Accounts payable and accrued liabilities	6,596	6,379
Accrued payroll	2,273	2,806
Taxes payable	2,165	3,413
Deferred income taxes	101	101
Total current liabilities	12,308	13,071

Long-term debt, less current portion	9,446	3,192
Taxes payable	237	237
Deferred income taxes	2,610	2,680
Total liabilities	24,601	19,180
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,243,926 shares issued; 24,128,114 shares outstanding	243	243
Additional paid-in capital	75,390	75,388
Accumulated other comprehensive earnings	3,356	4,569
Retained earnings	39,900	38,238
	118,889	118,438
Treasury stock – 115,812 shares at cost	(282)	(282)
Total shareholders’ equity	118,607	118,156
Total liabilities and shareholders’ equity	$ 143,208	$ 137,336
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2013	2012
Operating revenue:
Gaming	$ 15,696	$ 15,259
Hotel, bowling, food and beverage	3,252	3,321
Other	947	943
Gross revenue	19,895	19,523
Less: Promotional allowances	(1,904)	(1,954)
Net operating revenue	17,991	17,569
Operating costs and expenses:
Gaming	6,932	7,233
Hotel, bowling, food and beverage	2,450	2,437
General and administrative	5,274	5,304
Depreciation	1,191	1,178
Total operating costs and expenses	15,847	16,152
Earnings from equity investment	(96)	155
Earnings from operations	2,048	1,572
Non-operating income (expense):
Interest income	6	6
Interest expense	(82)	(148)
Gains (losses) on foreign currency transactions and other	7	(5)
Non-operating income (expense), net	(69)	(147)
Earnings before income taxes	1,979	1,425
Income tax provision	317	292
Net earnings	$ 1,662	$ 1,133

Earnings per share:
Basic	$ 0.07	$ 0.05
Diluted	$ 0.07	$ 0.05
Number of shares - basic	24,128	23,877
Number of shares - diluted	24,154	24,011

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2013	2012

Net earnings	$ 1,662	$ 1,133

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,213)	1,067
Other comprehensive income	(1,213)	1,067

Comprehensive earnings	$ 449	$ 2,200

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2013	2012

Cash Flows from Operating Activities:

Net earnings	$ 1,662	$ 1,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,191	1,178
Loss on disposition of fixed assets	1	6
Amortization of stock-based compensation	2	4
Amortization of deferred financing costs	21	24
Deferred tax expense	(88)	72
Earnings from equity investment	96	(155)

Changes in Operating Assets and Liabilities:
Receivables	(195)	71
Prepaid expenses and other assets	28	(162)
Accounts payable and accrued liabilities	204	(696)
Inventories	9	(33)
Other operating assets	3	(42)
Accrued payroll	(518)	(58)
Taxes payable	(1,229)	(578)
Net cash provided by operating activities	1,187	764

Cash Flows used in Investing Activities:
Purchases of property and equipment	(336)	(644)
Proceeds from disposition of assets	12	1
Funds advanced for projects	(500)	0
Net cash used in investing activities	(824)	(643)

Cash Flows used in Financing Activities:
Proceeds from borrowings	7,249	0
Principal repayments	(60)	(2,511)
Net cash provided by (used in) financing activities	$ 7,189	$ (2,511)

See notes to condensed consolidated financial statements.

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2013	2012

Effect of Exchange Rate Changes on Cash	($193)	$ 69

Increase (Decrease) in Cash and Cash Equivalents	$ 7,359	($2,321)

Cash and Cash Equivalents at Beginning of Period	$ 24,747	$ 25,192
Cash and Cash Equivalents at End of Period	$ 32,106	$ 22,871
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 62	$ 137
Income taxes paid	$ 745	$ 27

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2013, the Company owned casino operations in North America, managed cruise ship-based casinos on international waters, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa.

On April 8, 2013, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”) signed the final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in Casinos Poland Ltd (“CPL”).  The Company now owns a 66.6% ownership interest in CPL.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31	December 31	March 31
Ending Rates	2013	2012	2012
Canadian dollar (CAD)	1.0156	0.9949	0.9991
Euros (€)	0.7787	0.7584	0.7500
Polish zloty (PLN)	3.2541	3.0996	3.1191
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2013	2012	% Change
Canadian dollar (CAD)	1.0084	1.0015	(0.7%)
Euros (€)	0.7574	0.7627	0.7%
Polish zloty (PLN)	3.1443	3.2268	2.6%
Source: Pacific Exchange Rate Service

2.          EQUITY INVESTMENT

Following is the summarized financial information of CPL as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

Amounts in thousands (in USD):	March 31, 2013	December 31, 2012
Balance Sheet:
Current assets	$ 4,202	$ 4,716
Noncurrent assets	$ 14,480	$ 14,876
Current liabilities	$ 9,450	$ 9,697
Noncurrent liabilities	$ 2,147	$ 2,255

	For the three months ended March 31,
	2013	2012
Operating Results
Net operating revenue	$ 12,168	$ 10,445
Net earnings	($287)	$ 464

The Company’s maximum exposure to losses at March 31, 2013 was $3.1 million, the value of its equity investment in CPL.

Changes in the carrying amount of the investment in CPL during the three months ended March 31, 2013 are as follows:

Amounts in thousands (in USD)	Total
Balance – January 1, 2013	$ 3,346
Equity earnings	(96)
Effect of foreign currency translation	(158)
Balance – March 31, 2013	$ 3,092

On April 8, 2013, CCE signed a  final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in CPL. The Company now owns a 66.6% ownership interest in CPL. As of the second quarter of 2013, the Company will begin consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest rather than reporting as an equity investment. The Company will account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

3.          GOODWILL

Changes in the carrying amount of goodwill related to our Edmonton property for the three months ended March 31, 2013 are as follows:

Amounts in thousands
Balance – January 1, 2013	$ 4,941
Effect of foreign currency translation	(101)
Balance – March 31, 2013	$ 4,840

4.            PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of March 31, 2013 and 2012, the outstanding balance of this liability was $1.0 million.

Promotional allowances presented in the condensed consolidated statements of earnings include the following:

	For the three months ended March 31
	2013	2012
Amounts in thousands
Hotel, bowling, food & beverage	$ 888	$ 914
Coupons	517	454
Player points	499	586
Total promotional allowances	$ 1,904	$ 1,954

5.         LONG-TERM DEBT

On May 23, 2012, the Company through its Canadian subsidiaries entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). Proceeds from the BMO Credit Agreement were used to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”). The company will also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On May 23, 2012, we borrowed $3.7 million to repay the Edmonton Mortgage. On February 21, 2013, we borrowed an additional $7.3 million to pay for the additional 33.3% investment in CPL. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2013. As of March 31, 2013, the amount outstanding was $10.6 million and we had approximately $14.9 million available under the BMO Credit Agreement. The $10.6 million we have borrowed cannot be re-borrowed once it is repaid.

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2013	2012
Credit Agreement - Bank of Montreal	$ 10,619	$ 3,564

Total long-term debt	$ 10,619	$ 3,564
Less current portion	($1,173)	($372)
Long-term portion	$ 9,446	$ 3,192

Deferred financing charges, which are reported as a component of other assets, are summarized as follows:

Credit agreement - Bank of Montreal	March 31,	December 31,
Amounts in thousands	2013	2012
Deferred financing charges - current	$ 83	$ 85
Deferred financing charges - long-term	261	288
Total	$ 344	$ 373

Amortization expenses relating to deferred financing charges was less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and are included in interest expense in the accompanying condensed consolidated statements of earnings.

The consolidated weighted average interest rate on all borrowings for the Company was 4.25% for the three months ended March 31, 2013. The Company currently pays a floating interest rate on its borrowings under the BMO Credit Agreement. The current interest rate is approximately 4.0%.

As of March 31, 2013, scheduled maturities of the long-term debt are as follows:

Amounts in thousands	CAD	USD
2013	1,192	1,173
2014	1,100	1,083
2015	1,100	1,083
2016	1,100	1,083
2017 and thereafter	6,293	6,197
Total	$ 10,785	$ 10,619

6.         FINANCING ARRANGEMENTS

Calgary

On November 30, 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. (“UHA”) in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion. Both the credit and management agreements are subject to development approvals and licensing from the Alberta Gaming and Liquor Commission (“AGLC”) as discussed below.

The REC project is subject to development approvals and licensing from the AGLC. UHA and CCE have submitted the relevant applications, but there is no assurance that the needed approvals will be obtained or as to the timing of such approvals. Horse Racing Alberta, the governing authority for horseracing in Alberta, has already approved the REC project and issued a license. We anticipate that the REC would be completed 12 to 18 months following completion of the approval process. There is no assurance that the needed approvals will be obtained or as to the timing of such approvals.

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan. No amounts have been advanced as of March 31, 2013. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

Since the agreements between UHA and CCE were entered into, litigation was brought by another party against UHA relating to prior business arrangements between that party and UHA. CCE is not a party to the litigation and is presently considering its position and alternative strategies to address this situation.

Southeast Asia

On February 5, 2013, the Company signed a credit agreement and loaned $0.5 million to an Asian company in connection with a proposed casino project in Southeast Asia. The project consists of developing a casino with 30 gaming tables, 100 slot machines and other facilities. The credit agreement makes available to the borrower up to a maximum of $1.1 million on a non-revolving basis. The credit agreement has an interest rate of LIBOR plus 8% and a term of 3 years. Interest is payable quarterly with the first payment due on June 30, 2013. Principal payments are payable quarterly with the first payment due on June 30, 2014.  The $0.5 million loan is included in notes receivable on the condensed consolidated balance sheets. The Company is currently completing due diligence on the project.

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

As of March 31, 2013, the Company had a valuation allowance for its U.S. deferred tax assets of $5.0 million, a $0.9 million valuation allowance on its Calgary property and a $0.9 million valuation allowance on the CCE deferred tax assets due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets changes, the Company will then adjust its valuation allowance as appropriate after considering the following factors:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;
•	Accumulation of net income before tax utilizing a look-back period of three years, and
•	Implementation of all tax planning strategies.

The Company’s provision for income taxes from operations consists of the following:

Amounts in thousands	For the three months ended March 31,
	2013	2012
U.S. Federal - Current	$ 0	($19)
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	0	(19)

Foreign - Current	$ 405	$ 239
Foreign - Deferred	(88)	72
Provision for foreign income taxes	317	311
Total provision for income taxes	$ 317	$ 292

The Company’s pre-tax income (loss) by jurisdiction is summarized in the table below:

	For the three months	For the three months
Amounts in thousands	ended March 31, 2013	ended March 31, 2012
	Pre-tax income (loss)	Pre-tax income
Canada	$ 1,520	$ 955
United States	181	5
Mauritius	136	103
Austria	278	246
Poland*	(136)	116
Total	$ 1,979	$ 1,425

.

* Poland includes loss from the equity investment in CPL.

The Company’s worldwide effective tax rate is 16.0%. A substantial portion of the Company’s earnings is from Canada, which has a 25% tax rate. In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the Company’s overall effective tax rate can be significantly impacted by foreign currency gains or losses.

8.          EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31
	2013	2012
Weighted average common shares, basic	24,128,114	23,877,362
Dilutive effect of stock options	25,869	133,431
Weighted average common shares, diluted	24,153,983	24,010,793

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended March 31
	2013	2012
Stock options	37,500	886,710

9.          SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At March 31,	At December 31,
Amounts in thousands	2013	2012

United States	$ 55,070	$ 55,442
International:
Canada	$ 48,261	$ 49,754
Europe	4,369	4,157
International waters	1,084	1,187
Total international	53,714	55,098
Total	$ 108,784	$ 110,540

	Net Operating Revenue
	For the three months ended March 31,
Amounts in thousands	2013	2012
United States	$ 7,339	$ 7,389
International:
Canada	$ 8,810	$ 8,542
International waters	1,749	1,560
Aruba	93	78
Total international	10,652	10,180
Total	$ 17,991	$ 17,569

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On April 8, 2013, our subsidiary Century Casinos Europe GmbH (“CCE”), signed a  final share sale agreement with LOT Polish Airlines and completed the purchase of an additional 33.3% ownership interest in CPL. We now own a 66.6% ownership interest in CPL. The purchase price was $6.8 million and we paid for the investment with borrowings from our Bank of Montreal credit agreement (“BMO Credit Agreement”). As of the second quarter of 2013, we will begin consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting as an equity investment. We will account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Consolidation of CPL will increase our overall net operating revenue and operating costs and expenses because previously we have reported our interest in CPL under the equity method.

The following table summarizes the Polish cities in which CPL operated as of March 31, 2013, each casino’s location, number of slots and tables.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Krakow	760,000	Dwor Kosciuszko Hotel	33	8
Lodz	730,000	Manufaktura Entertainment Complex	32	8
Wroclaw	630,000	HP Park Plaza Hotel	49	12
Poznan	550,000	NH Hotel	23	6
Katowice	310,000	Altus Building	44	10
Gdynia*	250,000	Gdynia City Center	40	6
Sosnowiec	220,000	Sosnowiec City Center	26	4
Plock	130,000	Hotel Plock	27	4

*  On March 7, 2013, the management board of CPL decided to close the Gdynia casino effective June 30, 2013 due to poor performance.

On April 3, 2013, CPL was awarded a second license in Warsaw and opened a  casino in the Hyatt hotel on  April 24, 2013.

CPL is also participating in other license applications.  Decisions from the Polish Minister of Finance on these applications are pending.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA. We were not required to invest any amounts under the management agreement.

Projects under Development

Calgary

On November 30, 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. (“UHA”) in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion. Both the credit and management agreements are subject to development approvals and licensing from the AGLC as discussed below.

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

The REC project would be the only horse race track in the Calgary area and would consist of a 5.5 furlongs (0.7 miles) race track, a gaming floor proposing 625 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. This REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project pre-dates a recent three-year moratorium imposed by the AGLC on new casinos and RECs. The AGLC also has an option to extend the moratorium for an additional two years.

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

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan. No amounts have been advanced as of March 31, 2013.  Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

Since the agreements between UHA and CCE were entered into, litigation was brought by another party against UHA relating to prior business arrangements between that party and UHA.  CCE is not a party to the litigation and is presently considering its position and alternative strategies to address this situation.

Southeast Asia

On February 5, 2013, we signed a credit agreement and loaned $0.5 million to an Asian company in connection with a  proposed casino project in Southeast Asia. The project consists of developing a casino with 30 gaming tables, 100 slot machines and other facilities. The credit agreement makes available to the borrower up to a maximum of $1.1 million on a non-revolving basis. The credit agreement has an interest rate of LIBOR plus 8% and a term of 3 years. Interest is payable quarterly with the first payment due on June 30, 2013. Principal payments are payable quarterly with the first payment due on June 30, 2014.  The $0.5 million loan is included in notes receivable on the condensed consolidated balance sheets. We are currently completing due diligence on the project.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended March 31,
Average Rates	2013	2012	% Change
Canadian dollar (CAD)	1.0084	1.0015	(0.7%)
Euros (€)	0.7574	0.7627	0.7%
Polish zloty (PLN)	3.1443	3.2268	2.6%
Source: Pacific Exchange Rate Service

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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming Revenue	$ 15,696	$ 15,259	$ 437	2.9%
Hotel, Bowling, Food and Beverage Revenue	3,252	3,321	(69)	(2.1%)
Other Revenue	947	943	4	0.4%
Gross Revenue	19,895	19,523	372	1.9%
Less Promotional Allowances	(1,904)	(1,954)	(50)	(2.6%)
Net Operating Revenue	17,991	17,569	422	2.4%
Gaming Expenses	(6,932)	(7,233)	(301)	(4.2%)
Hotel, Bowling, Food and Beverage Expenses	(2,450)	(2,437)	13	0.5%
General and Administrative Expenses	(5,274)	(5,304)	(30)	(0.6%)
Total Operating Costs and Expenses	(15,847)	(16,152)	(305)	(1.9%)
Earnings from Equity Investment	(96)	155	(251)	(161.9%)
Earnings from Operations	2,048	1,572	476	30.3%
Net Earnings	$ 1,662	$ 1,133	$ 529	46.7%

Basic and Diluted Earnings Per Share	$ 0.07	$ 0.05	$ 0.02	40.0%

Net operating revenue increased by $0.4 million, or 2.4% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Following is a breakout of net operating revenue by property for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

•	Net operating revenue at our property in Edmonton increased by $0.5 million, or 8.7%.
•	Net operating revenue at our property in Calgary decreased by ($0.3) million, or (9.5%).
•	Net operating revenue at our property in Central City decreased by ($0.1) million, or (1.4%).
•	Net operating revenue at our property in Cripple Creek increased by less than $0.1 million, or 0.5%.
•	Net operating revenue from our ship-based casinos and other increased by $0.2 million, or 12.5%.

Operating costs and expenses decreased by ($0.3) million, or (1.9%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Following is a breakout of total operating costs and expenses by property for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

•	Total operating costs and expenses at our property in Edmonton increased by $0.1 million, or 1.1%.
•	Total operating costs and expenses at our property in Calgary decreased by ($0.3) million, or (12.3%).
•	Total operating costs and expenses at our property in Central City decreased by less than ($0.1) million, or (0.6%).
•	Total operating costs and expenses at our property in Cripple Creek decreased by ($0.2) million, or (7.4%).
•	Total operating costs and expenses for our ship-based casinos and other increased by $0.1 million, or 8.7%.
•	Total operating costs and expenses for corporate other increased by less than $0.1 million, or 3.3%.

Earnings from operations increased by $0.5 million, or 30.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Following is a breakout of earnings from operations by property for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

•	Earnings from operations at our property in Edmonton increased by $0.5 million, or 28.3%.
•	Earnings from operations at our property in Calgary increased by $0.1 million, or 132.7%.
•	Earnings from operations at our property in Central City decreased by less than ($0.1) million, or (6.5%).
•	Earnings from operations at our property in Cripple Creek increased by $0.2 million, or 75.1%.
•	Earnings from operations at our ship-based casinos and other increased by less than $0.1 million, or 52.1%.
•	Losses from operations at corporate and other increased by $0.3 million, or 25.5%.

Net earnings increased by $0.5 million, or 46.7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains or losses on foreign currency transactions and income tax expense. For a discussion of these items see “Non-Operating Income (Expense) and Taxes”  below.

Results by property are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 4,573	$ 4,178	$ 395	9.5%
Hotel, Food and Beverage	1,546	1,477	69	4.7%
Other	557	528	29	5.5%
Gross Revenue	6,676	6,183	493	8.0%
Less Promotional Allowances	(221)	(243)	(22)	(9.1%)
Net Operating Revenue	6,455	5,940	515	8.7%
Gaming Expenses	(1,620)	(1,709)	(89)	(5.2%)
Hotel, Food and Beverage Expenses	(1,060)	(992)	68	6.9%
General and Administrative Expenses	(1,403)	(1,351)	52	3.8%
Total Operating Costs and Expenses	(4,343)	(4,294)	49	1.1%
Earnings from Operations	2,112	1,646	466	28.3%
Net Earnings	$ 1,599	$ 1,076	$ 523	48.6%

Net operating revenue at our property in Edmonton increased by $0.5 million, or 8.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In CAD, net operating revenue increased by $0.6 million, or 9.6%, due to increases in all revenue categories for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The increase in gaming revenue was due to 30 additional slot machines added to the gaming floor and an increase in Baccarat table games play for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase in hotel, food and beverage was due to higher hotel room occupancy and increased customer volumes on the gaming floor for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in other revenue is due to increased ATM revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total operating costs and expenses increased by $0.1 million, or 1.1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In CAD, total operating costs and expenses increased by $0.1 million, or 1.9% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was due to higher food and payroll costs for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Because of the foregoing, earnings from operations increased by $0.5 million, or 28.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In CAD, earnings from operations increased by $0.5 million, or 29.7%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Net earnings increased by $0.5 million, or 48.6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In CAD, net earnings decreased by ($0.1) million, or (6.0%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in net earnings compared to earnings from operations was due to a  foreign currency exchange loss of $0.2 million for the three months ended March 31, 2013 compared to a foreign currency gain of $0.1 million for the three months ended March 31, 2012. In addition, income tax expense increased by $0.3 million offset by a decrease in interest expense of $0.1 million.

Calgary

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 1,520	$ 1,678	($158)	(9.4%)
Bowling, Food and Beverage	769	851	(82)	(9.6%)
Other	133	175	(42)	(24.0%)
Gross Revenue	2,422	2,704	(282)	(10.4%)
Less Promotional Allowances	(67)	(101)	(34)	(33.7%)
Net Operating Revenue	2,355	2,603	(248)	(9.5%)
Gaming Expenses	(730)	(963)	(233)	(24.2%)
Bowling, Food and Beverage Expenses	(552)	(590)	(38)	(6.4%)
General and Administrative Expenses	(726)	(796)	(70)	(8.8%)
Total Operating Costs and Expenses	(2,241)	(2,554)	(313)	(12.3%)
Earnings from Operations	114	49	65	132.7%
Net Earnings	$ 125	$ 8	$ 117	1462.5%

Net operating revenue at our property in Calgary decreased by ($0.3) million, or (9.5%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In CAD, net operating revenue decreased by ($0.2) million, or (8.6%),  due to decreases in gaming and food and beverage revenue offset by an increase in bowling revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Gaming revenue decreased primarily due to a decrease in Baccarat table games hold percentage during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decrease in food and beverage revenue was due to a  lower number of showroom events offset by an increase in bowling revenue due to higher bowling customer volumes for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total operating costs and expenses decreased by ($0.3) million, or (12.3%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In CAD, total operating costs and expenses decreased by ($0.3) million, or (11.5%), due to lower marketing and promotional expenses when the property began hosting showroom performances from third party vendors only. In addition, operating costs decreased due to lower payroll and utility costs for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Because of the foregoing, earnings from operations increased by $0.1 million, or 132.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In CAD, earnings from operations increased by $0.1 million, or 138.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net earnings increased by $0.1 million, or 1462.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in net earnings was due to the foregoing operational items.

In CAD, net earnings decreased by ($0.1) million, or (108.3%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decrease in net earnings compared to earnings from operations was due to a foreign currency exchange loss of $0.1 million for the three months ended March 31, 2013 compared to a foreign currency gain of $0.1 million for the three months ended March 31, 2012.

Central City

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 4,831	$ 4,808	$ 23	0.5%
Hotel, Food and Beverage	605	657	(52)	(7.9%)
Other	42	51	(9)	(17.6%)
Gross Revenue	5,478	5,516	(38)	(0.7%)
Less Promotional Allowances	(1,031)	(1,006)	25	2.5%
Net Operating Revenue	4,447	4,510	(63)	(1.4%)
Gaming Expenses	(2,070)	(2,067)	3	0.1%
Hotel, Food and Beverage Expenses	(500)	(532)	(32)	(6.0%)
General and Administrative Expenses	(975)	(943)	32	3.4%
Total Operating Costs and Expenses	(3,874)	(3,897)	(23)	(0.6%)
Earnings from Operations	573	613	(40)	(6.5%)
Net Earnings	$ 356	$ 380	($24)	(6.3%)

Net operating revenue at our property in Central City decreased by ($0.1) million, or (1.4%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in net operating revenue was due to a decrease in hotel, food and beverage revenue and an increase in promotional allowances offset by an increase in gaming revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decrease in hotel, food and beverage revenue was due to increased food offerings and specials from competitor casinos for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase in gaming revenue was due to an increase in slot machine hold percentage for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The Central City market decreased by 7.5% and our market share at our property in Central City increased by 5.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Our increase in market share is due to an increase in table gaming market share.

Total operating costs and expenses decreased by less than ($0.1) million, or (0.6%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in total operating costs and expenses was due to a decrease in depreciation expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Because of the foregoing, earnings from operations decreased by less than ($0.1) million, or (6.5%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and net earnings decreased by less than ($0.1) million, or (6.3%), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cripple Creek

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 3,122	$ 3,124	($2)	(0.1%)
Hotel, Food and Beverage	332	336	(4)	(1.2%)
Other	23	23	-	0.0%
Gross Revenue	3,477	3,483	(6)	(0.2%)
Less Promotional Allowances	(585)	(604)	(19)	(3.1%)
Net Operating Revenue	2,892	2,879	13	0.5%
Gaming Expenses	(1,118)	(1,251)	(133)	(10.6%)
Hotel, Food and Beverage Expenses	(338)	(324)	14	4.3%
General and Administrative Expenses	(719)	(779)	(60)	(7.7%)
Total Operating Costs and Expenses	(2,414)	(2,606)	(192)	(7.4%)
Earnings from Operations	478	273	205	75.1%
Net Earnings	$ 296	$ 169	$ 127	75.1%

Net operating revenue at our property in Cripple Creek was relatively flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The Cripple Creek market decreased by 4.5% and our market share at our property in Cripple Creek City increased by 2.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  We believe that our increase in market share is due to maintained gaming revenues with changes to slot machine mix and locations and continuation of consistent and enhanced marketing promotions and advertising.

Total operating costs and expenses decreased by ($0.2) million, or (7.4%), due to the overall management of marketing and operating costs for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Because of the foregoing, earnings from operations increased by $0.2 million, or 75.1%, and net earnings increased by $0.1 million, or 75.1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cruise Ships & Other

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 1,650	$ 1,472	$ 178	12.1%
Other	192	166	26	15.7%
Net Operating Revenue	1,842	1,638	204	12.5%
Gaming Expenses	(1,394)	(1,243)	151	12.1%
General and Administrative Expenses	(134)	(158)	(24)	(15.2%)
Total Operating Costs and Expenses	(1,629)	(1,498)	131	8.7%
Earnings from Operations	213	140	73	52.1%
Net Earnings	$ 199	$ 127	$ 72	56.7%

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.2 million, or 12.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to additional revenue from the Riviera ship-based casino, which began operations on May 3, 2012, and an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by  $0.1 million, or 8.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was due to an increase in concession and annual fees paid to cruise ship operators and an increase in payroll costs for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Because of the foregoing, net earnings increased by $0.1 million, or 56.7%,  for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Corporate Other

	For the three months
	ended March 31,
Amounts in thousands	2013	2012	Change	% Change
General and Administrative Expenses	(1,317)	(1,277)	40	3.1%
Total Operating Costs and Expenses	(1,346)	(1,303)	43	3.3%
Losses from Operations	(1,442)	(1,149)	293	25.5%
Net Loss	$ (913)	$ (627)	$ 286	45.6%

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by less than $0.1 million, or 3.1%,  for three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Also included in Corporate Other are (losses) of $0.1 million for the three months ended March 31, 2013 and earnings of $0.2 million for the three months ended March 31, 2012 from our CPL equity investment. Beginning in the second quarter of 2013, CPL will be consolidated rather than reported as an equity investment and will be reported separately from Corporate Other.

Earnings from Equity Investment

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment. We recorded a decrease in earnings from our investment in CPL of ($0.3) million for the three months ended March 31, 2013 compared to three months ended March 31, 2012.  The decrease was primarily due to the closing of the Gdynia property. Closing expenses reduced earnings from CPL by $0.3 million for the three months ended March 31, 2013.

On April 8, 2013, CCE signed the final share sale agreement with LOT Polish Airlines and completed the purchase of an additional 33.3% ownership interest in CPL. We now own a 66.6% ownership interest in CPL. As of the second quarter of 2013, we will begin consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting as an equity investment. We will account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Consolidation of CPL will increase our overall net operating revenue and operating costs and expenses because previously we have reported our interest in CPL under the equity method.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on December 21, 2012. A final decision is not expected in 2013. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2013 and 2012 was as follows:

	For the three months ended March 31,
Amounts in thousands	2013	2012	Change	% Change
Interest Income	$ 6	$ 6	$ 0	0.0%
Interest Expense	(82)	(148)	(66)	(44.6%)
Gains (Losses) on Foreign Currency Transactions & Other	7	(5)	12	240.0%
Non-Operating Income (Expense)	($69)	($147)	78	53.1%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

The decrease in interest expense of $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to interest expense savings from a lower average debt balance and lower average interest rate for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Taxes

Our pre-tax income (loss) by jurisdiction is summarized in the table below:

	For the three months	For the three months
Amounts in thousands	ended March 31, 2013	ended March 31, 2012
	Pre-tax income (loss)	Pre-tax income
Canada	$ 1,520	$ 955
United States	181	5
Mauritius	136	103
Austria	278	246
Poland*	(136)	116
Total	$ 1,979	$ 1,425

* Poland includes loss from the equity investment in CPL.

The Company’s worldwide effective tax rate is 16.0%. A substantial portion of the Company’s earnings is from Canada, which has a 25% tax rate. In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the Company’s overall effective tax rate can be significantly impacted by foreign currency gains or losses.

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

On May 23, 2012, the Company through its Canadian subsidiaries entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal. Proceeds from the BMO Credit Agreement were used to repay the Edmonton Mortgage and will also be used to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On May 23, 2012, we borrowed $3.6 million to repay the Edmonton Mortgage. On February 21, 2013, we borrowed an additional $7.3 million from the BMO Credit Agreement to pay for the additional 33.3% investment in CPL..  The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. We were in compliance with all covenants of the BMO Credit Agreement as of March 31, 2013.  As of March 31, 2013, the amount outstanding under the BMO Credit Agreement was $10.6 million and we had approximately $14.9 million available under the BMO Credit Agreement. The $10.6 million we have borrowed cannot be re-borrowed once it is repaid.

Cash and cash equivalents totaled $32.1 million at March 31, 2013, and we had working capital (current assets minus current liabilities) of $21.9 million compared to cash and cash equivalents of $24.7 million and working capital of $13.5 million at March 31, 2012. The increase in cash and cash equivalents is due to $1.2 million cash provided by operating activities, $7.2 million in proceeds from BMO borrowings net of principal repayments. These sources of cash were offset by a  $0.5 million loan for a proposed casino project in Southeast Asia, $0.3 million for various capital expenditures and a  $0.2 million effect of exchange rate changes on cash.

Net cash provided by operating activities was $1.2 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and to management’s discussion of the results of operations above for a discussion of earnings from operations.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2013 consisted of $0.5 million loaned to pursue the proposed casino project in Southeast Asia, $0.1 million to install new carpet at the casino in Edmonton, $0.1 million to purchase slot machines at our casino in Central City and $0.1 in cumulative additions at our remaining properties.

Net cash used in investing activities of $0.6 million for the three months ended March 31, 2012 consisted of $0.3 million used to purchase slot machines and a kiosk at our two Colorado properties, $0.2 million used to construct the new poker room in Calgary and $0.1 million used in cumulative additions at our remaining properties.

Net cash provided by financing activities of $7.2 million for the three months ended March 31, 2013 consisted of $7.2 million cash received from the BMO Credit Agreement net of principal repayments.

Net cash used in financing activities of $2.5 million for the three months ended March 31, 2012 consisted of $2.5 million in the repayment and prepayment of the Edmonton Mortgage Loan.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2013. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2013. The repurchase program has no set expiration or termination date.

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

We believe that our cash at March 31, 2013 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting – There  were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2013. There were no repurchases of common stock during the three months ended March 31, 2013.

PART IV

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

31.1	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 15, 2013

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