Form 10-Q
period 2013-06-30
CENTURY CASINOS INC /CO/
filed 2013-08-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

24,128,114 shares of common stock, $0.01 par value per share, were outstanding as of July 26, 2013.

PART I – FINANCIAL INFORMATION

Item 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 28,170	$ 24,747
Receivables, net	1,129	700
Prepaid expenses	707	608
Inventories	494	311
Other current assets	90	86
Deferred income taxes	494	83
Total current assets	31,084	26,535

Property and equipment, net	112,756	99,526
Goodwill	12,511	4,941
Equity investment	0	3,346
Deferred income taxes	3,056	2,145
Casino license	2,296	0
Trademark	1,937	104
Notes receivable	500	0
Other assets	994	478
Restricted cash	258	261
Total assets	$ 165,392	$ 137,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 6,279	$ 372
Accounts payable and accrued liabilities	6,629	6,379
Accrued payroll	3,928	2,806
Taxes payable	3,362	3,413
Contingent liability	5,505	0
Deferred income taxes	101	101
Total current liabilities	25,804	13,071

Long-term debt, less current portion	10,147	3,192
Taxes payable	237	237
Deferred income taxes	3,701	2,680
Other liabilities	96	0
Total liabilities	$ 39,985	$ 19,180
Commitments and Contingencies
See notes to condensed consolidated financial statements.

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2013	2012
	(unaudited)
Shareholders’ equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	$ 0	$ 0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,243,926 shares issued; 24,128,114 shares outstanding	243	243
Additional paid-in capital	75,391	75,388
Retained earnings	43,557	38,238
Accumulated other comprehensive earnings	1,118	4,569
Treasury stock – 115,812 shares at cost	(282)	(282)
Total Century Casinos shareholders' equity	120,027	118,156
Non-controlling interest	5,380	0
Total equity	125,407	118,156
Total liabilities and shareholders’ equity	$ 165,392	$ 137,336
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2013	2012	2013	2012
Operating revenue:
Gaming	$ 26,149	$ 15,709	$ 41,844	$ 30,968
Hotel, bowling, food and beverage	3,162	3,135	$ 6,413	6,456
Other	932	1,103	1,879	2,046
Gross revenue	30,243	19,947	50,136	39,470
Less: Promotional allowances	(1,895)	(2,156)	(3,799)	(4,110)
Net operating revenue	28,348	17,791	46,337	35,360
Operating costs and expenses:
Gaming	13,510	7,459	20,443	14,692
Hotel, bowling, food and beverage	2,646	2,420	5,095	4,857
General and administrative	8,282	5,320	13,556	10,624
Depreciation and amortization	1,795	1,180	2,986	2,358
Total operating costs and expenses	26,233	16,379	42,080	32,531
Earnings (losses) from equity investment	(32)	283	(128)	438
Earnings from operations	2,083	1,695	4,129	3,267
Non-operating income (expense):
Gain on business combination	2,074	0	2,074	0
Interest income	5	23	11	29
Interest expense	(264)	(395)	(344)	(543)
Gains on foreign currency transactions and other	161	22	168	17
Non-operating income (expense), net	1,976	(350)	1,909	(497)
Earnings before income taxes and non-controlling interest	4,059	1,345	6,038	2,770
Income tax provision	236	197	553	489
Net earnings	3,823	1,148	5,485	2,281
Less: Net earnings attributable to non-controlling interest	166	0	166	0
Net earnings attributable to Century Casinos, Inc. shareholders	$ 3,657	$ 1,148	$ 5,319	$ 2,281

Earnings per share attributable to Century Casinos, Inc. - basic and diluted:
Basic	$ 0.15	$ 0.05	$ 0.22	$ 0.10
Diluted	$ 0.15	$ 0.05	$ 0.22	$ 0.09
Weighted average shares outstanding - basic	24,128	23,890	24,128	23,884
Weighted average shares outstanding - diluted	24,209	24,060	24,183	24,055

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2013	2012	2013	2012

Net earnings	$ 3,823	$ 1,148	$ 5,485	$ 2,281

Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	(2,238)	(1,357)	(3,451)	(290)
Other comprehensive (loss)	(2,238)	(1,357)	(3,451)	(290)
Comprehensive earnings (loss)	$ 1,585	($209)	$ 2,034	$ 1,991
Less: Comprehensive (loss) attributable to non- controlling interest	(109)	0	(109)	0
Comprehensive earnings (loss) attributable to Century Casinos shareholders	$ 1,694	($209)	$ 2,143	$ 1,991

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,	For the six months ended June 30,
Amounts in thousands	2013	2012

Cash Flows from Operating Activities:

Net earnings	$ 5,319	$ 2,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,986	2,358
Gain on business combination	(2,074)	0
Loss on disposition of fixed assets	15	22
Amortization of stock-based compensation	3	(2)
Amortization of deferred financing costs	42	110
Deferred taxes	(1,359)	1
Net earnings attributable to noncontrolling interest	166	0
Earnings (losses) from unconsolidated subsidiary	128	(438)
Changes in Operating Assets and Liabilities, Net of Assets/Liabilities Acquired in Business Combination:
Receivables	178	29
Prepaid expenses and other assets	100	(43)
Accounts payable and accrued liabilities	(1,087)	(1,217)
Inventories	(61)	(60)
Other operating assets	0	(77)
Other operating liabilities	(194)	0
Accrued payroll	(455)	5
Taxes payable	(951)	(923)
Net cash provided by operating activities	2,756	2,046
Cash Flows used in Investing Activities:
Purchases of property and equipment	(1,308)	(1,620)
Acquisition of Casinos Poland, net of cash acquired	(4,580)	0
Proceeds from disposition of assets	13	2
Funds advanced for projects	(500)	0
Net cash used in investing activities	(6,375)	(1,618)
Cash Flows used in Financing Activities:
Proceeds from borrowings	8,301	3,626
Payment of deferred financing costs	0	(394)
Principal repayments	(755)	(9,092)
Proceeds from exercise of options	0	240
Net cash provided by (used in) financing activities	$ 7,546	$ (5,620)

See notes to condensed consolidated financial statements.
-	Continued –

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months ended June 30,	For the six months ended June 30,
Amounts in thousands	2013	2012

Effect of Exchange Rate Changes on Cash	($504)	($256)

Increase (Decrease) in Cash and Cash Equivalents	$ 3,423	($5,448)

Cash and Cash Equivalents at Beginning of Period	$ 24,747	$ 25,192
Cash and Cash Equivalents at End of Period	$ 28,170	$ 19,744
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 158	$ 486
Income taxes paid	$ 1,510	$ 88
Please refer to Note 2 of the Company’s condensed consolidated financial statements for details of the Company’s acquisition of an additional interest in Casinos Poland.
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2013, the Company owned casino operations in North America, managed cruise ship-based casinos on international waters, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. In addition, on  April 8, 2013, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”) signed the final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in Casinos Poland Ltd (“CPL”).  The Company now owns a 66.6% ownership interest in CPL, and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest  (Note 2).

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

Dollar amounts reported in this quarterly report are in U.S. dollars (“USD” or “$”) unless otherwise indicated. Transactions that are denominated in a foreign currency, which include the Canadian dollar (“CAD”), Euro (“EUR”) and Polish zloty (“PLN”) are translated and recorded at the exchange rate in effect on the date of the transaction. Commitments that are denominated in a foreign currency and all balance sheet accounts other than shareholders’ equity are translated and presented based on the exchange rate between such foreign currency and the U.S. dollar at the end of the reported periods.  Current period transactions affecting the profit and loss of operations conducted in foreign currencies are valued at the average exchange rate between such foreign currency and the U.S. dollar for the period in which they are incurred.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30	December 31	June 30
Ending Rates	2013	2012	2012
Canadian dollar (CAD)	1.0512	0.9949	1.0191
Euros (EUR)	0.7687	0.7584	0.7894
Polish zloty (PLN)	3.3276	3.0996	3.3885
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended June 30,			For the six months ended June 30,
Average Rates	2013	2012	% Change	2013	2012	% Change
Canadian dollar (CAD)	1.0237	1.0104	(1.3%)	1.0161	1.0060	(1.0%)
Euros (EUR)	0.7658	0.7796	1.8%	0.7616	0.7712	1.2%
Polish zloty (PLN)	3.2156	3.3181	3.1%	3.1800	3.2724	2.8%
Source: Pacific Exchange Rate Service

2.          ACQUISITION

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE signed a final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. CPL is the owner and operator of nine casinos throughout Poland with a total of 317 slot machines and 77 gaming tables.  The Company paid for the purchase consideration with borrowings under its credit agreement with the Bank of Montreal (“BMO Credit Agreement”) (Note 5). There was no contingent consideration for the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company now owns a 66.6% ownership interest in CPL and on April 8, 2013 began consolidating CPL financial information as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $10.9 million in net operating revenue and $0.3 million in earnings from the date of acquisition through June 30, 2013. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 33.3% equity investment was determined to be $5.2 million as of the acquisition date. The $5.2 million was greater than the carrying value of the equity investment, resulting in a gain of $2.1 million, net of the foreign currency translation.  The Company recorded the gain in “Gain on business combination” in the second quarter 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained through the additional 33.3% interest acquired and on the Company’s internal valuation of CPL using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	relief from royalty method;
•	replacement cost method;
•	direct market value approach and direct and indirect cost approach; and
•	sales comparison approach, income approach and cost approach.

Amounts in thousands (in USD)	Total
Investment fair value - April 8, 2013	$ 5,214
Investment value at April 8, 2013	(3,027)
Gain on business combination including foreign currency translation	2,187
Less: foreign currency translation	(113)
Gain on business combination	$ 2,074

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of April 8, 2013, the date of acquisition.  The fair values set forth are subject to adjustment as the Company obtains additional information during the measurement period (a period up to one year from the date of acquisition) that would change the fair value allocation as of the acquisition date.

Acquisition Date	April 8, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$ 6,780
Acquisition-date fair value of the previously held equity interest	5,214
Total purchase consideration	$ 11,994

The assets and liabilities recognized as a result of the acquisition are as follows:

Cash	$ 2,200
Accounts receivable	638
Deferred tax assets - current	201
Prepaid expenses	222
Inventory	155
Other current assets	3
Property and equipment	17,922
Licenses	2,533
Trademark	1,924
Deferred tax assets, non-current	1,034
Other long-term assets	448
Current portion of long-term debt	(4,033)
Accounts payable and accrued liabilities	(2,236)
Contingent liability	(5,500)
Accrued payroll	(1,272)
Taxes payable	(2,073)
Long-term debt, less current portion	(1,921)
Deferred income taxes, non-current	(1,258)
Net identifiable assets acquired	8,987

Less: Non-controlling interest	(5,214)
Add: Goodwill	8,221
Net assets acquired	$ 11,994

The Company accounted for the transaction as a step acquisition, and accordingly, CPL's assets of $27.3 million (including $2.2 million in cash) and liabilities of $18.3 million were included in the Company's consolidated balance sheet at April 8, 2013.  The goodwill is attributable to the expected synergies and economies of scale of incorporating CPL with the Company.  The acquisition also combines the specialties of the Company’s management expertise in the gaming industry with the brand awareness of Casinos Poland. Goodwill is not a tax deductible item for the Company.

Non-controlling interest

The Company recognized the Polish Airports non-controlling interest in CPL at its fair value as of the acquisition. The Company estimated the fair value of the non-controlling interest by determining the value of a controlling interest in the entity. Having control over a company gives additional rights to the holder of the controlling interest as opposed to the holder of the non-controlling interest. The Company then applied a 22.5% discount or reverse control premium to determine the value of the non-controlling interest.

The discount for lack of control was estimated based on an analysis of the transactions in the casinos and gaming industry in the past five years. The resulting value of the non-controlling interest was PLN 16.5 million ($5.2 million).

Purchase Consideration – cash outflow

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$ 6,780
Less: cash balances acquired	(2,200)
Outflow of cash - investing activities	$ 4,580

Acquisition-related costs

The Company has incurred acquisition costs of approximately $0.1 million and expects to incur an additional $0.1 million during the third quarter of 2013.  These costs include legal, accounting and valuation fees and have been recorded as general and administrative expenses.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on December 21, 2012. If the case is decided against CPL, the Company believes that the Polish IRS may seek to assess a liability for all periods from January 2007 to present. A final decision is not expected in 2013. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL. Accounting guidance requires pre-acquisition contingent liabilities to be recognized at fair value at the acquisition date if the liability can be determined. Based on management’s assessment using a probability weighted cash flow analysis, the fair value of the potential liability for all open periods is estimated at PLN 18.3 million ($5.5 million). As a result, PLN 18.3 million ($5.5 million) has been recorded as a contingent liability as of June 30, 2013 on the condensed consolidated balance sheets.

Pro Forma Results

The following table provides unaudited pro forma information of the Company as if the acquisition of CPL had occurred at the beginning of the earliest comparable period presented. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

	For the six months ended June 30,	For the six months ended June 30,
	2013	2012
Net operating revenue	$ 59,397	$ 56,717
Net earnings	$ 5,153	$ 2,143
Basic and diluted earnings per share	$ 0.21	$ 0.09

3.          GOODWILL AND INTANGIBLE ASSET

Goodwill

Changes in the carrying amount of goodwill related to the Company’s Edmonton property and CPL for the six months ended June 30, 2013 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	Total
Balance – January 1, 2013	$ 4,941	$ 0	$ 4,941
Purchase of Casinos Poland	0	8,221	8,221
Effect of foreign currency translation	(265)	(386)	(651)
Balance – June 30, 2013	$ 4,676	$ 7,835	$ 12,511

Goodwill related to the purchase of additional ownership in CPL was $8.2 million as of June 30, 2013 (Note 2).

Intangible Asset

Casinos Poland currently has nine casino licenses each with a term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the Casinos Poland licenses from the date of acquisition to June 30, 2013 are as follows:

Amounts in thousands
Balance – April 8, 2013	$ 2,533
Amortization	(121)
Effect of foreign currency translation	(116)
Balance – June 30, 2013	$ 2,296

As of June 30, 2013, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2013	$ 258
2014	$ 516
2015	$ 516
2016	$ 482
2017	$ 393

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 4.5 years.

4.            PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cost of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2013, the outstanding balance of this liability was $0.9 million.

Promotional allowances presented in the condensed consolidated statements of earnings include the following:

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Amounts in thousands
Hotel, bowling, food & beverage	$ 908	$ 984	$ 1,796	$ 1,898
Coupons	498	487	1,014	941
Player points	489	685	989	1,271
Total promotional allowances	$ 1,895	$ 2,156	$ 3,799	$ 4,110

5.         LONG-TERM DEBT

Long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2013	2012
Credit agreement – Bank of Montreal	$ 9,998	$ 3,564
Credit agreements - Casinos Poland	2,985	-
Credit facilities - Casinos Poland	3,204	-
Capital leases - Casinos Poland	239	-
Total long-term debt	16,426	3,564
Less current portion	(6,279)	(372)
Long-term portion	$ 10,147	$ 3,192

As of June 30, 2013, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Edmonton	Casinos Poland
2013	$ 610	$ 4,249
2014	1,047	1,444
2015	1,047	717
2016	1,047	18
2017 and thereafter	6,247	-
Total	$ 9,998	$ 6,428

The consolidated weighted average interest rate on all Company debt was 6.7% for the six months ended June 30, 2013.

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  On May 23, 2012, the Company borrowed $3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On February 21, 2013, the Company borrowed an additional $7.3 million to pay for the additional 33.3% investment in CPL (Note 2). The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of June 30, 2013. As of June 30, 2013, the amount outstanding was $10.0 million and the Company had approximately $14.9 million available under the BMO Credit Agreement. The $11.0 million the Company has borrowed cannot be re-borrowed once it is repaid.

Deferred financing charges related to the BMO Credit Agreement, which are reported as a component of other assets in the condensed consolidated balance sheets, are summarized as follows:

Credit agreement – Bank of Montreal	June 30,	December 31,
Amounts in thousands	2013	2012
Deferred financing charges - current	$ 80	$ 85
Deferred financing charges - long-term	232	288
Total	$ 312	$ 373

Amortization expenses relating to deferred financing charges were less than $0.1 million for the six months ended June 30, 2013 and $0.1 million for the six months ended June 30, 2012. These costs are included in interest expense in the condensed consolidated statements of earnings.

The Company currently pays a floating interest rate on its borrowings under the BMO Credit Agreement. As of June 30, 2013, the interest rate under the BMO Credit Agreement was 4.0%.

Casinos Poland

Because of the CPL acquisition, the Company acquired an additional $6.4 million in debt as of June 30, 2013. The debt includes two bank loans, two bank lines of credit and nine capital lease agreements.

The first bank loan is with Bank Pocztowy. CPL entered into the four-year term loan in 2011 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 3.0%.  Proceeds from the loan were used to refinance the loan provided to CPL by ING Bank Slaski and finance current operations.  As of June 30, 2013, the amount outstanding was $1.7 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2015. The second bank loan is with BRE Bank. CPL entered into the 2-year term loan in 2012 at an interest rate of WIBOR plus 2.5%.  Proceeds from the loan were used to finance current operations.  As of June 30, 2013, the amount outstanding was $1.3 million, and CPL has no further borrowing availability under the loan.  The BRE Bank loan matures in August 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of June 30, 2013

The two bank lines of credit are short-term facilities.  CPL used both lines of credit to finance current operations. The first line of credit is with BRE Bank. It is a short-term revolving credit facility entered into in 2004 and renewed on a yearly basis, with the last appendix signed in February 2013 at an interest rate of WIBOR plus 2.0%. As of June 30, 2013, the amount outstanding was $0.6 million and CPL had approximately $0.2 million available under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of June 30, 2013.  The second line of credit is with BPH Bank. It is also a short-term revolving credit facility entered into in 2012 at an interest rate of WIBOR plus 1.95%. As of June 30, 2013, the amount outstanding was $2.6 million and CPL has approximately $0.8 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of June 30, 2013.

CPL’s remaining debt consists of nine capital lease agreements. The lease agreements are for various vehicles and television systems that are replaced on an ongoing basis. As of June 30, 2013, the amount outstanding was $0.2 million.

6.         FINANCING ARRANGEMENTS FOR PROJECT INVESTMENTS

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

The REC project is subject to development approvals and licensing from the AGLC. UHA and CCE have submitted the relevant applications.  Horse Racing Alberta, the governing authority for horseracing in Alberta, has already approved the REC project and issued a license. We anticipate that the REC would be completed 12 to 18 months following completion of the approval process. There is no assurance that the needed approvals will be obtained or as to the timing of such approvals.

CCE has agreed to loan to UHA up to CAD 13 million (USD 13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan. No amounts have been advanced as of June 30, 2013. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

Since the agreements between UHA and CCE were entered into, litigation was brought by another party against UHA relating to prior business arrangements between that party and UHA. CCE is not a party to the litigation and is presently considering its position and alternative strategies to address this situation.

Southeast Asia

On February 5, 2013, the Company signed a credit agreement and loaned $0.5 million to an Asian company in connection with a proposed casino project in Southeast Asia. The credit agreement has an interest rate of LIBOR plus 8% and a term of three years. Interest is payable quarterly with the first payment of less than $0.1 million recorded as interest revenue received on June 30, 2013. Principal payments are payable quarterly with the first payment due on June 30, 2014.  The $0.5 million loan is included in notes receivable on the condensed consolidated balance sheets. The Company has completed due diligence on the project and has decided not to move forward with the project. Repayment terms of the $0.5 million loan in connection with the project will remain the same.

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

As of June 30, 2013, the Company had a valuation allowance for its U.S. deferred tax assets of $4.9 million, a $0.8 million valuation allowance on its Calgary property and a $0.9 million valuation allowance on the CCE deferred tax assets due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdiction where the assets are present during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets changes, the Company will then adjust its valuation allowance as appropriate after considering the following factors:

•	The level of historical taxable income and projections for future taxable income in the jurisdiction where the assets are present over periods in which the deferred tax assets would be deductible;
•	Accumulation of net income before tax utilizing a look-back period of three years, and
•	Implementation of all tax planning strategies.

The Company’s provision for income taxes from operations consists of the following:

Amounts in thousands	For the six months ended June 30,
	2013	2012
U.S. Federal - Current	$ 6	$ 122
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	6	122

Foreign - Current	$ 849	$ 366
Foreign - Deferred	(302)	1
Provision for foreign income taxes	547	367
Total provision for income taxes	$ 553	$ 489

The Company’s pre-tax income (loss) by jurisdiction is summarized in the table below:

	For the six months	For the six months
Amounts in thousands	ended June 30, 2013	ended June 30, 2012
	Pre-tax income	Pre-tax income
Canada	$ 2,773	$ 1,563
United States	393	144
Mauritius	193	147
Austria	238	539
Poland	2,441	377
Total	$ 6,038	$ 2,770

The Company’s worldwide effective income tax rate is 9.2%. A substantial portion of the Company’s earnings are from Canada, which has a 25%  income tax rate.  In addition, the effective income tax rate in Poland is significantly lower than the statutory rate of 19% due to the $2.1 million gain related to the CPL acquisition, which is not taxable.  Finally,  the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

8.          EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Weighted average common shares, basic	24,128,114	23,890,405	24,128,114	23,883,919
Dilutive effect of stock options	80,739	169,917	55,023	170,985
Weighted average common shares, diluted	24,208,853	24,060,322	24,183,137	24,054,904

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Stock options	37,500	886,710	37,500	886,710

9.          SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At June 30,	At December 31,
Amounts in thousands	2013	2012

United States	$ 54,888	$ 55,442
International:
Canada	$ 46,476	$ 49,754
Europe	31,701	4,157
International waters	985	1,187
Total international	79,162	55,098
Total	$ 134,050	$ 110,540

	Net Operating Revenue
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2013	2012	2013	2012
United States	$ 7,578	$ 7,731	$ 14,916	$ 15,119
International:
Canada	$ 8,318	$ 8,404	$ 17,127	$ 16,947
Europe	10,870	0	10,870	0
International waters	1,488	1,578	3,237	3,138
Aruba	94	78	187	156
Total international	20,770	10,060	31,421	20,241
Total	$ 28,348	$ 17,791	$ 46,337	$ 35,360

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “CAD” refers to Canadian dollars and the term “PLN” refers to Polish zloty.

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

On April 8, 2013, the Company’s subsidiary Century Casinos Europe (“CCE”) signed a final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in Casinos Poland Ltd (“CPL”).  Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company now owns a 66.6% ownership interest in CPL, and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% ownership interest in CPL, and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

The total cash consideration for the transaction was  $6.8 million, which was paid with borrowings under the credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) There was no contingent consideration for the transaction.

The following table summarizes the Polish cities in which CPL operated as of June 30, 2013, each casino’s location, number of slots and tables.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Warsaw	1.7 million	Hyatt Hotel	25	12
Krakow	760,000	Dwor Kosciuszko Hotel	33	8
Lodz	730,000	Manufaktura Entertainment Complex	32	8
Wroclaw	630,000	HP Park Plaza Hotel	49	12
Poznan	550,000	NH Hotel	23	6
Katowice	310,000	Altus Building	44	10
Gdynia*	250,000	Gdynia City Center	40	6
Sosnowiec	220,000	Sosnowiec City Center	26	4
Plock	130,000	Hotel Plock	27	4

*  On March 7, 2013, the management board of CPL decided to close the Gdynia casino effective August 14, 2013 due to poor performance.

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

*  Our casino operation on board Insignia was suspended on April 5, 2012, because the vessel was leased by Oceania Cruises to a different cruise line. We will not operate this ship-based casino as long as the vessel is leased to a different cruise line.

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

The proposed project would be located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location is ideally positioned at an exit off the Queen Elizabeth II Highway, which is the main corridor between Calgary and Edmonton and one of the most heavily used highways in Western Canada. The location is also next to the CrossIron Mills shopping mall, a major regional attraction. The location would allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC would be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a broader customer base, including customers who also are interested in horse racing.

The REC project would be the only horse race track in the Calgary area and would consist of a 5.5 furlongs (0.7 miles) race track, a gaming floor with 550 slot machines initially approved by AGLC, with the opportunity to grow to 650 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The REC license is the only license still available in any metropolitan area of Alberta. The license application for the REC project pre-dates a recent three-year moratorium imposed by the AGLC on new casinos and RECs. The AGLC also has an option to extend the moratorium for an additional two years.

The REC project is subject to development approvals and licensing from the AGLC. UHA and CCE have submitted the relevant applications.  Horse Racing Alberta, the governing authority for horse racing in Alberta, has already approved the REC project and issued a license. We anticipate that the REC would be completed 12 to 18 months following completion of the approval process. There is no assurance that the needed approvals will be obtained or as to the timing of such approvals.

CCE has agreed to loan to UHA up to CAD 13 million ($13 million) for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option once the project becomes operational into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement. We have paid $0.1 million in deferred financing costs related to legal fees incurred for the UHA loan. In addition, we have placed $0.3 million in escrow related to the UHA loan. No amounts have been advanced as of June 30, 2013.  Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

Since the agreements between UHA and CCE were entered into, litigation was brought by another party against UHA relating to prior business arrangements between that party and UHA. CCE is not a party to the litigation and is presently considering its position and alternative strategies to address this situation.

Austria

On June 10, 2013, we announced that we have applied for a casino license at the Hotel InterContinental in Vienna, Austria. We are one of at least four companies applying for the 15-year license. We expect a decision by the Austrian Minister of Finance during the fourth quarter of 2013. There is no assurance that we will be granted the license.

We have a contingent 26% share in and management agreement with “Century Betriebs AG”, an entity that would develop and own the Hotel InterContinental casino. If we are granted the license, we expect to invest approximately $18.0 million to develop the casino inside the 450-room Hotel InterContinental. After a construction period estimated at nine months, the casino would offer approximately 300 slot machines and 25 gaming tables on a 16,000 square foot gaming floor. The Hotel InterContinental is located in the city center of Vienna.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended June 30,			For the six months ended June 30,
Average Rates	2013	2012	% Change	2013	2012	% Change
Canadian dollar (CAD)	1.0237	1.0104	(1.3%)	1.0161	1.0060	(1.0%)
Euros (EUR)	0.7658	0.7796	1.8%	0.7616	0.7712	1.2%
Polish zloty (PLN)	3.2156	3.3181	3.1%	3.1800	3.2724	2.8%
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars, and an increase in the value of these currencies in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming Revenue	$ 26,149	$ 15,709	$ 10,440	66.5%	$ 41,844	$ 30,968	$ 10,876	35.1%
Hotel, Bowling, Food and Beverage Revenue	3,162	3,135	27	0.9%	6,413	6,456	(43)	(0.7%)
Other Revenue	932	1,103	(171)	(15.5%)	1,879	2,046	(167)	(8.2%)
Gross Revenue	30,243	19,947	10,296	51.6%	50,136	39,470	10,666	27.0%
Less Promotional Allowances	(1,895)	(2,156)	(261)	(12.1%)	(3,799)	(4,110)	(311)	(7.6%)
Net Operating Revenue	28,348	17,791	10,557	59.3%	46,337	35,360	10,977	31.0%
Gaming Expenses	(13,510)	(7,459)	6,051	81.1%	(20,443)	(14,692)	5,751	39.1%
Hotel, Bowling, Food and Beverage Expenses	(2,646)	(2,420)	226	9.3%	(5,095)	(4,857)	238	4.9%
General and Administrative Expenses	(8,282)	(5,320)	2,962	55.7%	(13,556)	(10,624)	2,932	27.6%
Total Operating Costs and Expenses	(26,233)	(16,379)	9,854	60.2%	(42,080)	(32,531)	9,549	29.4%
(Losses) Earnings from Equity Investment	(32)	283	(315)	(111.3%)	(128)	438	(566)	(129.2%)
Earnings from Operations	2,083	1,695	388	22.9%	4,129	3,267	862	26.4%
Non-controlling Interest	(166)	0	(166)	100.0%	(166)	0	(166)	100.0%
Net Earnings	$ 3,657	$ 1,148	$ 2,509	218.6%	$ 5,319	$ 2,281	$ 3,038	133.2%

Basic Earnings Per Share	$ 0.15	$ 0.05	$ 0.10	200.0%	$ 0.22	$ 0.10	$ 0.12	120.0%
Basic Diluted Earnings Per Share	$ 0.15	$ 0.05	$ 0.10	200.0%	$ 0.22	$ 0.09	$ 0.13	144.4%

The period over period increases relate primarily to the inclusion of operating results from CPL in the second quarter of 2013  as a result of the Company’s purchase of an additional 33.3% ownership interest in CPL in April 2013. Prior to the acquisition of this additional interest in CPL, the Company owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment. Consolidation of CPL will increase our overall net operating revenue and operating costs and expenses. CPL contributed a total of $10.9 million in net operating revenue and $0.3 million in earnings from the date of acquisition through June 30, 2013.

Net operating revenue increased by $10.6 million, or 59.3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and increased by $11.0 million, or 31.0% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Following is a breakout of net operating revenue by property or category for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

•	Edmonton increased by $0.2 million, or 3.4%, and increased by $0.7 million, or 6.0%.
•	Calgary decreased by ($0.3) million, or (12.0%), and decreased by ($0.5) million, or (10.7%).
•	Central City decreased by ($0.2) million, or (3.7%), and decreased by ($0.2) million, or (2.6%).
•	Cripple Creek increased by less than $0.1 million, or 0.6%, and increased by less than $0.1 million, or 0.5%.
•	Casinos Poland added $10.9 million.
•	Ship-based casinos and other decreased by ($0.1) million, or (4.5%), and increased by $0.1 million, or 3.9%.

Operating costs and expenses increased by $9.9 million, or 60.2% and $9.5 million, or 29.4%, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Following is a breakout of total operating costs and expenses by property or category for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

•	Edmonton decreased by ($0.1) million, or (1.6%), and decreased by less than ($0.1) million, or (0.2%).
•	Calgary decreased by ($0.5) million, or (17.6%), and decreased by ($0.8) million, or (14.9%).
•	Central City decreased by less than ($0.1) million, or (0.6%), and decreased by less than ($0.1) million, or (0.6%).
•	Cripple Creek decreased by ($0.1) million, or (4.0%), and decreased by ($0.3) million, or (5.6%).
•	Casinos Poland added $10.3 million.
•	Ship-based casinos and other decreased by ($0.1) million, or (6.5%), and increased by less than $0.1 million, or 1.0%,
•	Corporate other increased by $0.3 million, or 21.2%, and increased by $0.3 million, or 12.2%,

Earnings from operations increased by $0.4 million, or 22.9% and $0.9 million, or 26.4%  for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Following is a breakout of earnings from operations by property or category for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

•	Edmonton increased by $0.3 million, or 15.7%, and increased by $0.7 million, or 21.7%.
•	Calgary increased by $0.2 million, or 92.2%, and increased by $0.2 million, or 177.7%.
•	Central City decreased by ($0.1) million, or (22.8%), and decreased by ($0.2) million, or (14.9%).
•	Cripple Creek increased by $0.1 million, or 25.7%, and increased by $0.3 million, or 43.4%.
•	Casinos Poland added $0.6 million.
•	Ship-based casinos and other increased by less than $0.1 million, or 25.7%, and increased by $0.1 million, or 40.2%,
•	Corporate other decreased by $0.6 million, or 55.9%, and decreased by $0.9 million, or 40.0%.

Net earnings increased by $2.5 million, or 218.6% and $3.0 million, or 133.2% for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Items deducted from or added to earnings from operations to arrive at net earnings include gain on the business combination related to the acquisition of the additional equity interest in CPL,  interest income, interest expense, gains on foreign currency transactions,  income tax expense and non-controlling interest.  For the three months ended June 30, 2013, the Company recognized a gain of $2.1 million as a result of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition of the additional equity interest in CPL. As a result, the Corporate Other category reported net earnings of $1.1 million for the three months ended June 30, 2013.  For a discussion of certain of these items, see “Non-Operating Income (Expense)” and “Taxes”  below.

Results by property or category are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 4,491	$ 4,290	$ 201	4.7%	$ 9,062	$ 8,468	$ 594	7.0%
Hotel, Food and Beverage	1,466	1,433	33	2.3%	3,010	2,911	99	3.4%
Other	468	569	(101)	(17.8%)	1,027	1,097	(70)	(6.4%)
Gross Revenue	6,425	6,292	133	2.1%	13,099	12,476	623	5.0%
Less Promotional Allowances	(217)	(286)	(69)	(24.1%)	(438)	(528)	(90)	(17.0%)
Net Operating Revenue	6,208	6,006	202	3.4%	12,661	11,948	713	6.0%
Gaming Expenses	(1,513)	(1,681)	(168)	(10.0%)	(3,133)	(3,390)	(257)	(7.6%)
Hotel, Food and Beverage Expenses	(1,047)	(1,032)	15	1.5%	(2,106)	(2,024)	82	4.1%
General and Administrative Expenses	(1,395)	(1,324)	71	5.4%	(2,798)	(2,674)	124	4.6%
Total Operating Costs and Expenses	(4,212)	(4,281)	(69)	(1.6%)	(8,554)	(8,574)	(20)	(0.2%)
Earnings from Operations	1,996	1,725	271	15.7%	4,107	3,374	733	21.7%
Net Earnings	$ 1,421	$ 1,075	$ 346	32.2%	$ 3,019	$ 2,153	$ 866	40.2%

Three Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Edmonton increased by $0.2 million, or 3.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, net operating revenue increased by $0.3 million, or 4.8%, due to increases in gaming and hotel, food and beverage revenue offset by a decrease in other revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The increase in gaming revenue was due to 30 additional slot machines added to the gaming floor, an increase in table games play and an increase in customer volume for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The increase in hotel, food and beverage revenue was due to increased customer volumes on the gaming floor for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in other revenue is due to a decrease in lottery revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total operating costs and expenses decreased by ($0.1) million, or (1.6%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, total operating costs and expenses decreased by less than ($0.1) million, or 0.3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was due to a decrease in marketing costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Because of the foregoing, earnings from operations increased by $0.3 million, or 15.7%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In CAD, earnings from operations increased by $0.3 million, or 17.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net earnings increased by $0.3 million, or 32.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, net earnings increased by $0.6 million, or 64.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net earnings in CAD of $0.6 million compared to the increase in earnings from operations in CAD of $0.3 million was due to a  decrease in foreign currency exchange rate loss of $0.2 million and a decrease in interest expense of $0.3 million offset by an increase in income tax expense of $0.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Edmonton increased by $0.7 million, or 6.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, net operating revenue increased by $0.9 million, or 7.2%, due to increases in gaming and hotel, food and beverage revenue offset by a decrease in other revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The increase in gaming revenue was due to 30 additional slot machines added to the gaming floor, an increase in Baccarat table games play and increase in customer volume for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The increase in hotel, food and beverage was due to higher hotel room occupancy and increased customer volumes on the gaming floor for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in other revenue is due to decreased lottery and ATM revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total operating costs and expenses decreased by less than ($0.1) million, or (0.2%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, total operating costs and expenses increased by $0.1 million, or 0.8% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was due to higher food and payroll costs offset by a decrease in marketing costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Because of the foregoing, earnings from operations increased by $0.7 million, or 21.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In CAD, earnings from operations increased by $0.8 million, or 23.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net earnings increased by $0.9 million, or 40.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, net earnings increased by $0.2 million, or 9.0%, for the six  months ended June 30, 2013 compared to the six  months ended June 30, 2012. The increase in net earnings in CAD of $0.2 million compared to the increase in earnings from operations in CAD of $0.8 million was due to an increase in foreign currency exchange rate loss of $0.2 million and an increase in income tax expense of $0.7 million offset by a decrease in interest expense of $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Calgary

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 1,418	$ 1,588	($170)	(10.7%)	$ 2,938	$ 3,266	($328)	(10.0%)
Bowling, Food and Beverage	608	683	(75)	(11.0%)	1,378	1,533	(155)	(10.1%)
Other	146	283	(137)	(48.4%)	278	457	(179)	(39.2%)
Gross Revenue	2,172	2,554	(382)	(15.0%)	4,594	5,256	(662)	(12.6%)
Less Promotional Allowances	(62)	(156)	(94)	(60.3%)	(128)	(257)	(129)	(50.2%)
Net Operating Revenue	2,110	2,398	(288)	(12.0%)	4,466	4,999	(533)	(10.7%)
Gaming Expenses	(680)	(1,089)	(409)	(37.6%)	(1,410)	(2,052)	(642)	(31.3%)
Bowling, Food and Beverage Expenses	(476)	(517)	(41)	(7.9%)	(1,028)	(1,106)	(78)	(7.1%)
General and Administrative Expenses	(738)	(762)	(24)	(3.1%)	(1,464)	(1,558)	(94)	(6.0%)
Total Operating Costs and Expenses	(2,124)	(2,577)	(453)	(17.6%)	(4,365)	(5,129)	(764)	(14.9%)
(Loss) Earnings from Operations	(14)	(179)	165	92.2%	101	(130)	231	177.7%
Net Earnings (Loss)	$ 46	($92)	$ 138	150.0%	$ 171	($84)	$ 255	303.6%

Three Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Calgary decreased by ($0.3) million, or (12.0%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, net operating revenue decreased by ($0.3) million, or (10.8%), due to decreases in gaming,  food and beverage and other revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Gaming revenue decreased primarily due to flooding that occurred in the city of Calgary from June 21 - 27, 2013. Table games at the property were closed for three days from June 21 – 23, 2013 and slots were closed on June 21, 2013. In addition, road closures due to flooding were in effect from June 21 - 27, 2013, making it difficult for customers to get to the casino. Beginning in the first quarter of 2013, the property began hosting showroom performances from third party vendors only. The decreases in gaming and food, beverage and other revenue are due to the lower number of showroom events and decreased ticket sales from the showroom events for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease in other revenue was offset by an increase in bowling revenue due to higher bowling customer volumes for open bowling as well as league play.

Total operating costs and expenses decreased by ($0.5) million, or (17.6%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, total operating costs and expenses decreased by ($0.4) million, or (16.5%), due to lower marketing and promotional expenses when the property began hosting showroom performances from third party vendors only. In addition, operating costs decreased due to lower payroll and utility costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Because of the foregoing, loss from operations decreased by $0.2 million, or 92.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In CAD, loss from operations decreased by $0.2 million, or 91.8%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net earnings increased by $0.1 million, or 150.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

In CAD, net earnings increased by $0.1 million, or 21.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net earnings in CAD of $0.1 million compared to the increase in earnings from operations in CAD of $0.2 million was due to an increase in foreign currency exchange rate loss of $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Calgary decreased by ($0.5) million, or (10.7%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, net operating revenue decreased by ($0.5) million, or (9.7%), due to decreases in gaming, bowling, and food and beverage revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Gaming revenue decreased due to a decrease in Baccarat table games hold percentage during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and flooding that occurred in the city of Calgary from June 21 - 27, 2013. Table games at the property were closed for three days from June 21 – 23, 2013 and slots were closed on June 21, 2013. In addition, road closures due to flooding were in effect until from June 21 - 27, 2013 making it difficult for customers to get to the casino. The decrease in food and beverage revenue was due to a lower number of showroom events offset by an increase in bowling revenue due to higher bowling customer volumes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total operating costs and expenses decreased by ($0.8) million, or (14.9%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, total operating costs and expenses decreased by ($0.7) million, or (14.0%), primarily due to lower marketing and promotional expenses when the property began hosting showroom performances from third party vendors only. In addition, operating costs decreased due to lower payroll and utility costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Because of the foregoing, earnings from operations increased by $0.2 million, or 177.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In CAD, earnings from operations increased by $0.2 million, or 179.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net earnings increased by $0.3 million, or 303.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

In CAD, net earnings decreased by ($0.1) million, or (72.1%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in net earnings in CAD of ($0.1) million compared to the increase in earnings from operations in CAD of $0.2 million was due to an increase in foreign currency exchange rate loss of $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Central City

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 4,767	$ 4,947	($180)	(3.6%)	$ 9,599	$ 9,755	($156)	(1.6%)
Hotel, Food and Beverage	630	637	(7)	(1.1%)	1,235	1,294	(59)	(4.6%)
Other	44	48	(4)	(8.3%)	85	99	(14)	(14.1%)
Gross Revenue	5,441	5,632	(191)	(3.4%)	10,919	11,148	(229)	(2.1%)
Less Promotional Allowances	(1,031)	(1,051)	(20)	(1.9%)	(2,063)	(2,058)	5	0.2%
Net Operating Revenue	4,410	4,581	(171)	(3.7%)	8,856	9,090	(234)	(2.6%)
Gaming Expenses	(2,094)	(2,119)	(25)	(1.2%)	(4,163)	(4,186)	(23)	(0.5%)
Hotel, Food and Beverage Expenses	(512)	(520)	(8)	(1.5%)	(1,012)	(1,052)	(40)	(3.8%)
General and Administrative Expenses	(978)	(956)	22	2.3%	(1,953)	(1,900)	53	2.8%
Total Operating Costs and Expenses	(3,917)	(3,942)	(25)	(0.6%)	(7,791)	(7,839)	(48)	(0.6%)
Earnings from Operations	493	639	(146)	(22.8%)	1,065	1,251	(186)	(14.9%)
Net Earnings	$ 305	$ 396	($91)	(23.0%)	$ 660	$ 776	($116)	(14.9%)

Three Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Central City decreased by ($0.2) million, or (3.7%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The Central City market decreased by 7.2% and our market share at our property in Central City increased by 4.3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our increase in market share is due to an increase in table gaming market share and a slight increase in slot machine market share.

Total operating costs and expenses decreased by less than ($0.1) million, or (0.6%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in total operating costs and expenses was due to a decrease in marketing costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Because of the foregoing, earnings from operations decreased by ($0.1) million, or (22.8%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and net earnings decreased by ($0.1) million, or (23.0%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Central City decreased by ($0.2) million, or (2.6%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in net operating revenue was due to a decrease in gaming, and hotel, food and beverage revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The decrease in gaming revenue was due to lower customer volumes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The Central City market decreased by 7.3% and our market share at our property in Central City increased by 4.7% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our increase in market share is due to an increase in table gaming market share.

The decrease in hotel, food and beverage revenue was due to increased food offerings and specials from competitor casinos for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total operating costs and expenses decreased by less than ($0.1) million, or (0.6%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in total operating costs and expenses was due to a decrease in marketing and depreciation expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Because of the foregoing, earnings from operations decreased by ($0.2) million, or (14.9%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, and net earnings decreased by ($0.1) million, or (14.9%), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cripple Creek

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 3,383	$ 3,403	($20)	(0.6%)	$ 6,505	$ 6,527	($22)	(0.3%)
Hotel, Food and Beverage	346	382	(36)	(9.4%)	678	718	(40)	(5.6%)
Other	24	28	(4)	(14.3%)	47	51	(4)	(7.8%)
Gross Revenue	3,753	3,813	(60)	(1.6%)	7,230	7,296	(66)	(0.9%)
Less Promotional Allowances	(585)	(663)	(78)	(11.8%)	(1,170)	(1,267)	(97)	(7.7%)
Net Operating Revenue	3,168	3,150	18	0.6%	6,060	6,029	31	0.5%
Gaming Expenses	(1,193)	(1,308)	(115)	(8.8%)	(2,312)	(2,559)	(247)	(9.7%)
Hotel, Food and Beverage Expenses	(366)	(351)	15	4.3%	(704)	(675)	29	4.3%
General and Administrative Expenses	(766)	(755)	11	1.5%	(1,485)	(1,534)	(49)	(3.2%)
Total Operating Costs and Expenses	(2,561)	(2,667)	(106)	(4.0%)	(4,976)	(5,273)	(297)	(5.6%)
Earnings from Operations	607	483	124	25.7%	1,084	756	328	43.4%
Net Earnings	$ 376	$ 300	$ 76	25.3%	$ 672	$ 469	$ 203	43.3%

Three Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Cripple Creek was relatively flat for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The Cripple Creek market increased by 3.7% and our market share at our property in Cripple Creek City decreased by 4.0% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  We believe that our decrease in market share is primarily due to a decrease in market share in April 2013 offset by maintained gaming revenues with changes to slot machine mix and locations and continuation of consistent and enhanced marketing promotions and advertising.

Total operating costs and expenses decreased by ($0.1) million, or (4.0%), due to the overall management of marketing and operating costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Because of the foregoing, earnings from operations increased by $0.1 million, or 25.7%, and net earnings increased by $0.1 million, or 25.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Net operating revenue at our property in Cripple Creek was relatively flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The Cripple Creek market decreased by less than 1.0% and our market share at our property in Cripple Creek decreased by 1.0% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total operating costs and expenses decreased by ($0.3) million, or (5.6%), due to the overall management of marketing and operating costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Because of the foregoing, earnings from operations increased by $0.3 million, or 43.4%, and net earnings increased by $0.2 million, or 43.3% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Casinos Poland

For the three months
ended June 30,
Amounts in thousands	2013 *
Gaming	$ 10,694
Food and Beverage	112
Other	64
Net Operating Revenue	10,870
Gaming Expenses	(6,828)
Food and Beverage Expenses	(245)
General and Administrative Expenses	(2,640)
Total Operating Costs and Expenses	(10,320)
Earnings from Operations	550
Non-controlling Interest	$ (166)
Net Earnings	$ 333

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Three Months Ended June 30, 2013

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment. We recorded a decrease in earnings from our investment in CPL of less than $0.1 million from April 1, 2013 through April 7, 2013.

The decrease was primarily due to the decision to close the Gdynia property. The property will close effective August 14, 2013 and operations were minimal beginning June 30, 2013. CPL recognized $0.3 million in closing expenses for the three months ended June 30, 2013, which reduced earnings from CPL.

On April 8, 2013, CCE signed the final share sale agreement with LOT Polish Airlines and completed the purchase of an additional 33.3% ownership interest in CPL. We now own a 66.6% ownership interest in CPL. As of April 8, 2013, we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting as an equity investment. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Earnings from operations are reduced by the non-controlling interest to arrive at net earnings.

On April 3, 2013, CPL was awarded a second license in Warsaw and opened a casino in the Hyatt hotel on  April 24, 2013.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on December 21, 2012. If the case is decided against CPL, the Company believes that the Polish IRS may seek to assess a liability for all periods from January 2007 to present. A final decision is not expected in 2013. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL. Accounting guidance requires pre-acquisition contingent liabilities to be recognized at fair value at the acquisition date if the liability can be determined. Based on management’s assessment using a probability weighted cash flow analysis, the fair value of the potential liability for all open periods is estimated at PLN 18.3 million ($5.5 million). As a result, PLN 18.3 million ($5.5 million), has been recorded as a contingent liability as of June 30, 2013 on the condensed consolidated balance sheets.

Casinos Poland currently has nine casino licenses each with a term of six years. As of June 30, 2013, we had $2.3 million recorded as intangible assets on our condensed consolidated balance sheets for the licenses. The weighted average period before the next renewal is 4.5 years.

Cruise Ships & Other

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 1,396	$ 1,481	($85)	(5.7%)	$ 3,046	$ 2,952	$ 94	3.2%
Other	186	175	11	6.3%	378	342	36	10.5%
Net Operating Revenue	1,582	1,656	(74)	(4.5%)	3,424	3,294	130	3.9%
Gaming Expenses	(1,202)	(1,262)	(60)	(4.8%)	(2,596)	(2,505)	91	3.6%
General and Administrative Expenses	(147)	(191)	(44)	(23.0%)	(281)	(348)	(67)	(19.3%)
Total Operating Costs and Expenses	(1,450)	(1,551)	(101)	(6.5%)	(3,079)	(3,048)	31	1.0%
Earnings from Operations	132	105	27	25.7%	345	246	99	40.2%
Net Earnings	$ 108	$ 91	$ 17	18.7%	$ 307	$ 219	$ 88	40.2%

Three Months Ended June 30, 2013 and 2012

Net operating revenue from our ship-based casinos and Aruba management agreement decreased by ($0.1) million, or (4.5%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily due to lower revenues from the Marina and Mein Schiff 1 offset by an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses decreased by  ($0.1) million, or (6.5%), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was due to a decrease in concession fees paid to the Navigator and Regatta for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Because of the foregoing, net earnings increased by less than $0.1 million, or 18.7%,  for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.1 million, or 3.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to additional revenue from the Riviera ship-based casino, which began operations on May 3, 2012, and an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by less than $0.1 million, or 1.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was due to an increase in concession and annual fees paid to cruise ship operators and an increase in payroll costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Because of the foregoing, net earnings increased by $0.1 million, or 40.2%,  for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Corporate Other

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
General and Administrative Expenses	($1,618)	($1,332)	286	21.5%	($2,935)	($2,610)	325	12.5%
Total Operating Costs and Expenses	(1,649)	(1,361)	288	21.2%	(2,994)	(2,668)	326	12.2%
Losses from Operations	(1,681)	(1,079)	602	55.8%	(3,122)	(2,230)	892	40.0%
Net Earnings (Loss)	$ 1,068	($623)	($1,691)	(271.5%)	$ 157	($1,252)	($1,409)	(112.5%)

Three and Six Months Ended June 30, 2013 and 2012

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $0.3 million, or 21.5%,  and $0.3 million, or 12.5%,  for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due to acquisition costs related to the CPL business combination and higher payroll costs.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gain on business combination	$ 2,074	$ 0	$ 2,074	100.0%	$ 2,074	$ 0	$ 2,074	100.0%
Interest Income	$ 5	$ 23	($18)	(78.3%)	$ 11	$ 29	($18)	(62.1%)
Interest Expense	(264)	(395)	(131)	(33.2%)	(344)	(543)	(199)	(36.6%)
Gains (Losses) on Foreign Currency Transactions & Other	161	22	139	631.8%	168	17	151	888.2%
Non-Operating Income (Expense)	$ 1,976	($350)	2,326	664.6%	$ 1,909	($497)	2,406	484.1%

Gain on business combination

The Company recognized a gain of $2.1 million as a result of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition date.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on the loan in connection with the proposed casino project in Southeast Asia. The decrease in interest income is due to lower interest earned on our cash reserves during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Interest expense

The decrease in interest expense of ($0.1) million and ($0.2) million for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was due to interest expense savings from a lower average debt balance and lower average interest rate on the BMO Credit Agreement for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Taxes

Our pre-tax income (loss) by jurisdiction is summarized in the table below:

	For the six months	For the six months
Amounts in thousands	ended June 30, 2013	ended June 30, 2012
	Pre-tax income	Pre-tax income
Canada	$ 2,773	$ 1,563
United States	393	144
Mauritius	193	147
Austria	238	539
Poland	2,441	377
Total	$ 6,038	$ 2,770

Our worldwide effective income tax rate is 9.2%. A substantial portion of our earnings is from Canada, which has a 25%  income tax rate.  In addition, the effective income tax rate in Poland is significantly lower than the statutory rate of 19% due to the $2.1 million gain related to the CPL acquisition, which is not taxable..  Finally, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, our overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

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

On May 23, 2012, the Company through its Canadian subsidiaries entered into the CAD 28.0 million ($27.5 million) BMO Credit Agreement. On May 23, 2012, we borrowed $3.7 million from the BMO Credit Agreement to repay the Edmonton Mortgage. We can also use proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On February 21, 2013, we borrowed an additional $7.3 million from the BMO Credit Agreement to pay for the additional 33.3% investment in CPL. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. We complied with all covenants of the BMO Credit Agreement as of June 30, 2013.  As of June 30, 2013, the amount outstanding under the BMO Credit Agreement was $10.0 million and we had approximately $14.9 million available under the BMO Credit Agreement. The $11.0 million we have borrowed cannot be re-borrowed once it is repaid.

Because of the CPL acquisition, the Company acquired an additional $6.4 million in debt as of June 30, 2013. The debt includes two bank loans, two bank lines of credit and nine capital lease agreements.

The first bank loan is with Bank Pocztowy. CPL entered into the four-year term loan in 2011 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 3.0%. Proceeds from the loan were used to refinance the loan provided to CPL by ING Bank Slaski and finance current operations. As of June 30, 2013, the amount outstanding was $1.7 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2015. The second bank loan is with BRE Bank. CPL entered into the 2-year term loan in 2012 at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of June 30, 2013, the amount outstanding was $1.3 million, and CPL has no further borrowing availability under the loan. The BRE Bank loan matures in August 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of June 30, 2013

The two bank lines of credit are short-term facilities. CPL used both lines of credit to finance current operations. The first line of credit is with BRE Bank. It is a short-term revolving credit facility entered into in 2004 and renewed on a yearly basis, with the last appendix signed in February 2013 at an interest rate of WIBOR plus 2.0%. As of June 30, 2013, the amount outstanding was $0.6 million and CPL had approximately $0.2 million available under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of June 30, 2013. The second line of credit is with BPH Bank. It is also a short-term revolving credit facility entered into in 2012 at an interest rate of WIBOR plus 1.95%. As of June 30, 2013, the amount outstanding was $2.6 million and CPL has approximately $0.8 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of June 30, 2013.

CPL’s remaining debt consists of nine capital lease agreements.  The lease agreements are for various vehicles and television systems that are replaced on an ongoing basis. As of June 30, 2013, the amount outstanding was $0.2 million.

Cash and cash equivalents totaled $28.2 million at June 30, 2013, and we had working capital (current assets minus current liabilities) of $5.3 million compared to cash and cash equivalents of $24.8 million and working capital of $13.4 million at December 31, 2012. The increase in cash and cash equivalents is due to $2.8 million cash provided by operating activities and $7.6 million in proceeds from borrowings net of principal payments. These sources of cash were offset by $4.6 million used in the acquisition of the additional equity interest in CPL,  a $0.5 million loan for a proposed casino project in Southeast Asia, $1.3 million for various capital expenditures and a $0.5 million effect of exchange rate changes on cash.

Net cash provided by operating activities was $2.8 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and to management’s discussion of the results of operations above for a discussion of earnings from operations.

Net cash used in investing activities of $6.4 million for the six months ended June 30, 2013 consisted of $4.6 million used to acquire CPL, $0.5 million loaned to pursue the proposed casino project in Southeast Asia, $0.7 million to purchase slot machines for our properties in Central City and Cripple Creek, $0.3 million to install new carpet at the casinos in Edmonton and Calgary, $0.1 million to purchase slot machines at our casino in Central City and $0.2 in cumulative additions at our remaining properties.

Net cash used in investing activities of $1.6 million for the six months ended June 30, 2012 consisted of $0.6 million used to construct a new poker room and remodel the casino entrance in Calgary, $0.4 million used to purchase slot machines and a kiosk for our two Colorado properties, $0.3 million used to replace the carpet and a server at the casino in Edmonton, $0.1 million used to purchase slot machines for the ship-based casinos and $0.2 million used in cumulative additions at our remaining properties.

Net cash provided by financing activities of $7.6 million for the six months ended June 30, 2013 consisted of $7.6 million cash received from various loan agreements net of principal repayments.

Net cash used in financing activities of $5.6 million for the six months ended June 30, 2012 consisted of $9.1 million in the repayment and prepayment of our Edmonton Mortgage and $0.4 million payment of deferred financing costs related to the BMO Credit Agreement offset by $3.7 million cash received from the BMO Credit Agreement and $0.2 million cash received for the exercise of stock options.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended June 30, 2013. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2013. The repurchase program has no set expiration or termination date.

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

We believe that our cash at June 30, 2013 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $7.0 million held by our European foreign subsidiary is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting – Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 8, 2013, CCE signed a final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in CPL. The acquisition of the additional 33.3% ownership interest in CPL represents a material change in our internal control over financial reporting since management’s last assessment. We are currently integrating policies, processes, people, technology and operations in relation to CPL. Management will continue to evaluate our internal control over financial reporting as we execute integration activities and anticipate we will complete an evaluation as to whether or not to include CPL as a part of management’s next assessment of our internal control over financial reporting as of December 31, 2013.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2013. There were no repurchases of common stock during the three months ended June 30, 2013.

PART IV

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

31.1	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 14, 2013

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document