Form 10-Q
period 2013-09-30
CENTURY CASINOS INC /CO/
filed 2013-11-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

455 E Pikes Peak Ave, Suite 200, Colorado Springs, Colorado 80903

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

24,377,761 shares of common stock, $0.01 par value per share, were outstanding as of October 25, 2013.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 30,447	$ 24,747
Receivables, net	847	700
Prepaid expenses	765	608
Inventories	490	311
Other current assets	96	86
Deferred income taxes	420	83
Restricted cash	268	0
Total current assets	33,333	26,535

Property and equipment, net	113,726	99,526
Goodwill	13,133	4,941
Equity investment	0	3,346
Deferred income taxes	3,197	2,145
Casino licenses	2,309	0
Trademark	2,059	104
Notes receivable	500	0
Security deposits	712	77
Other assets	373	401
Restricted cash	0	261
Total assets	$ 169,342	$ 137,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 6,234	$ 372
Accounts payable and accrued liabilities	6,628	6,379
Accrued payroll	4,291	2,806
Taxes payable	4,083	3,413
Contingent liability (Note 3)	5,868	0
Deferred income taxes	101	101
Total current liabilities	27,205	13,071
Long-term debt, less current portion	9,783	3,192
Taxes payable	237	237
Deferred income taxes	3,571	2,680
Total liabilities	$ 40,796	$ 19,180
Commitments and Contingencies
See notes to condensed consolidated financial statements.

-	Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2013	2012

Shareholders’ equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	$ 0	$ 0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,377,761 and
24,243,926 shares issued; 24,377,761 and 24,128,114 outstanding	244	243
Additional paid-in capital	75,116	75,388
Retained earnings	44,630	38,238
Accumulated other comprehensive earnings	2,859	4,569
Treasury stock - 0 and 115,812 shares at cost	0	(282)
Total Century Casinos shareholders' equity	122,849	118,156
Non-controlling interest	5,697	0
Total equity	128,546	118,156
Total liabilities and shareholders’ equity	$ 169,342	$ 137,336
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2013	2012	2013	2012
Operating revenue:
Gaming	$ 26,758	$ 16,778	$ 68,603	$ 47,746
Hotel, bowling, food and beverage	3,141	3,189	$ 9,554	9,645
Other	923	1,041	2,802	3,086
Gross revenue	30,822	21,008	80,959	60,477
Less: Promotional allowances	(1,996)	(2,285)	(5,795)	(6,395)
Net operating revenue	28,826	18,723	75,164	54,082
Operating costs and expenses:
Gaming	13,959	7,954	34,401	22,645
Hotel, bowling, food and beverage	2,691	2,534	7,787	7,391
General and administrative	9,121	5,385	22,678	16,010
Depreciation and amortization	1,685	1,178	4,671	3,535
Total operating costs and expenses	27,456	17,051	69,537	49,581
(Losses) earnings from equity investment	0	(57)	(128)	381
Earnings from operations	1,370	1,615	5,499	4,882
Non-operating income (expense):
Gain on business combination	0	0	2,074	0
Interest income	7	7	18	36
Interest expense	(206)	(57)	(550)	(600)
Gain (loss) on foreign currency transactions and other	66	(36)	234	(19)
Non-operating (expense) income, net	(133)	(86)	1,776	(583)
Earnings before income taxes and non-controlling interest	1,237	1,529	7,275	4,299
Income tax provision	132	343	685	832
Net earnings	1,105	1,186	6,590	3,467
Less: Net earnings attributable to non-controlling interest	32	0	198	0
Net earnings attributable to Century Casinos, Inc. shareholders	$ 1,073	$ 1,186	$ 6,392	$ 3,467

Earnings per share attributable to Century Casinos, Inc. shareholders - basic and diluted:
Basic	$ 0.04	$ 0.05	$ 0.26	$ 0.14
Diluted	$ 0.04	$ 0.05	$ 0.26	$ 0.14
Weighted average shares outstanding - basic	24,249	24,117	24,334	24,117
Weighted average shares outstanding - diluted	24,413	24,140	24,464	24,318

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2013	2012	2013	2012

Net earnings	$ 1,105	$ 1,186	$ 6,590	$ 3,467

Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	2,025	2,041	(1,425)	1,751
Other comprehensive earnings (loss)	2,025	2,041	(1,425)	1,751
Comprehensive earnings	$ 3,130	$ 3,227	$ 5,165	$ 5,218
Less: Comprehensive earnings attributable to non-controlling interest	394	0	285	0
Comprehensive earnings attributable to Century Casinos shareholders	$ 2,736	$ 3,227	$ 4,880	$ 5,218

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share information	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2011	23,877,362	$ 240	$ 75,144	$ 3,291	$ 34,147	($282)	$ 112,540	$ 0	$ 112,540
Net earnings		0	0	0	3,467	0	3,467	0	3,467
Foreign currency translation adjustment		0	0	1,751	0	0	1,751	0	1,751
Amortization of stock based compensation		0	0	0	0	0	-	0	0
Exercise of stock options	240,000	2	238	0	0	0	240	0	240
BALANCE AT September 30, 2012	24,117,362	$ 242	$ 75,382	$ 5,042	$ 37,614	($282)	$ 117,998	0	$ 117,998

BALANCE AT December 31, 2012	24,128,114	$ 243	$ 75,388	$ 4,569	$ 38,238	($282)	$ 118,156	$ 0	$ 118,156
Net earnings		0	0	0	6,392	0	6,392	198	6,590
Foreign currency translation adjustment		0	0	(1,512)	0	0	(1,512)	87	(1,425)
Amortization of stock based compensation		0	8	0	0	0	8	0	8
Noncontrolling Interest		0	0	0	0	0	0	5,214	5,214
Exercise of stock options	249,647	1	(280)	0	0	282	3	0	3
BALANCE AT September 30, 2013	24,377,761	$ 244	$ 75,116	$ 3,057	$ 44,630	$ 0	$ 123,047	$ 5,499	$ 128,546

See notes to consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,	For the nine months ended September 30,
Amounts in thousands	2013	2012

Cash Flows from Operating Activities:

Net earnings	$ 6,590	$ 3,467
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,671	3,535
Gain on business combination	(2,074)	0
Loss on disposition of fixed assets	266	22
Amortization of stock-based compensation	11	0
Amortization of deferred financing costs	62	131
Deferred taxes	(498)	386
Earnings (losses) from unconsolidated subsidiary	128	(381)
Changes in Operating Assets and Liabilities, net of assets/liabilities acquired in business combination:
Receivables	488	151
Prepaid expenses and other assets	54	(13)
Accounts payable and accrued liabilities	(1,193)	(685)
Inventories	(38)	(25)
Other operating assets	(128)	(46)
Other operating liabilities	(223)	0
Accrued payroll	(237)	131
Taxes payable	(1,398)	(769)
Net cash provided by operating activities	6,481	5,904
Cash Flows used in Investing Activities:
Purchases of property and equipment	(2,144)	(2,578)
Acquisition of Casinos Poland, net of cash acquired	(4,580)	0
Proceeds from disposition of assets	53	6
Funds advanced for projects	(500)	0
Net cash used in investing activities	(7,171)	(2,572)
Cash Flows used in Financing Activities:
Proceeds from borrowings	9,322	3626
Payment of deferred financing costs	0	(396)
Principal repayments	(2,806)	(9,124)
Proceeds from exercise of options	0	240
Net cash provided by (used in) financing activities	$ 6,516	$ (5,654)

See notes to condensed consolidated financial statements.
-	Continued –

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months ended September 30,	For the nine months ended September 30,
Amounts in thousands	2013	2012

Effect of Exchange Rate Changes on Cash	($126)	$ 37

Increase (Decrease) in Cash and Cash Equivalents	$ 5,700	($2,285)

Cash and Cash Equivalents at Beginning of Period	$ 24,747	$ 25,192
Cash and Cash Equivalents at End of Period	$ 30,447	$ 22,907
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 494	$ 535
Income taxes paid	$ 1,662	$ 366

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2013, the Company owned casino operations in North America, managed cruise ship-based casinos on international waters, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa. In addition, on  April 8, 2013, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”) acquired from LOT Polish Airlines an additional 33.3% ownership interest in Casinos Poland Ltd (“CPL”).  The Company currently owns 66.6%  of CPL, and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest  (Note 3).

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

The Company’s functional currency is the U.S. dollar (“USD” or “$”).  Foreign subsidiaries with a functional currency other than the U.S. dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods.  The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies.  These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”) and Polish zloty (“PLN”).  Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in income from operations as they occur.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,	September 30,
Ending Rates	2013	2012	2012
Canadian dollar (CAD)	1.0285	0.9949	0.9837
Euros (EUR)	0.7389	0.7584	0.7779
Polish zloty (PLN)	3.1214	3.0996	3.1780
Source: Pacific Exchange Rate Service

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
Average Rates	2013	2012	% Change	2013	2012	% Change
Canadian dollar (CAD)	1.0389	0.9951	(4.4%)	1.0237	1.0023	(2.1%)
Euros (EUR)	0.7549	0.7990	5.5%	0.7594	0.7805	2.7%
Polish zloty (PLN)	3.2054	3.3019	2.9%	3.1884	3.2822	2.9%
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes. This update applies to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is currently assessing the impact of this FASB update and is considering applying the update for the year ended December 31, 2013.

3.ACQUISITION

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. The acquisition of CPL furthers the Company’s mission to grow and develop mid-size casinos and increase company value. CPL is the owner and operator of nine casinos throughout Poland with a total of 354 slot machines and 69 gaming tables.  The Company paid for the purchase through borrowings under its credit agreement with the Bank of Montreal (“BMO Credit Agreement”) (Note 6). There was no contingent consideration for the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6%  interest in CPL and on April 8, 2013 began consolidating CPL financial information as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $22.0 million in net operating revenue and $0.4 million in earnings from the date of acquisition through September 30, 2013. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 33.3% equity investment was determined to be $5.2 million as of the acquisition date. The $5.2 million was greater than the carrying value of the equity investment, resulting in a gain of $2.1 million, net of foreign currency translation.  The Company recorded the gain in “Gain on business combination” in the second quarter 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained through the additional 33.3% interest acquired and on the Company’s internal valuation of CPL using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	relief from royalty method;
•	replacement cost method;
•	direct market value approach and direct and indirect cost approach; and
•	sales comparison approach, income approach and cost approach.

Amounts in thousands (in USD)	Total
Investment fair value - April 8, 2013	$ 5,214
Investment book value at April 8, 2013	(3,027)
Gain on business combination including foreign currency translation	2,187
Less: foreign currency translation	(113)
Gain on business combination	$ 2,074

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of April 8, 2013, the date of acquisition.  Allocation of the purchase consideration is preliminary and subject to adjustment as the Company obtains additional information during the measurement period (a period up to one year from the date of acquisition) that could change the fair value allocation as of the acquisition date.

Acquisition Date	April 8, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$ 6,780
Acquisition-date fair value of the previously held equity interest	5,214
Total purchase consideration, including fair value of previously held equity interest	$ 11,994

The assets and liabilities recognized as a result of the acquisition are as follows:

Cash	$ 2,200
Accounts receivable	638
Deferred tax assets - current	201
Prepaid expenses	222
Inventory	155
Other current assets	3
Property and equipment	17,922
Licenses	2,533
Trademark	1,924
Deferred tax assets, non-current	1,034
Other long-term assets	448
Current portion of long-term debt	(4,033)
Accounts payable and accrued liabilities	(2,236)
Contingent liability	(5,500)
Accrued payroll	(1,272)
Taxes payable	(2,073)
Long-term debt, less current portion	(1,921)
Deferred income taxes, non-current	(1,258)
Net identifiable assets acquired	8,987

Less: Non-controlling interest	(5,214)
Add: Goodwill	8,221
Net assets acquired	$ 11,994

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

Non-controlling interest

The Company recognized the Polish Airports non-controlling interest in CPL at its fair value as of the acquisition. The Company estimated the fair value of the non-controlling interest by determining the value of a controlling interest in the entity. Having control over a company gives additional rights to the holder of the controlling interest as opposed to the holder of the non-controlling interest. The Company then applied a 22.5% discount for lack of control to determine the value of the non-controlling interest.

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

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.2 million during the second and third quarters of 2013. These costs include legal, accounting and valuation fees and have been recorded as general and administrative expenses.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers. After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS on November 19, 2012, and on November 30, 2012 CPL paid PLN 125,269 (less than $0.1 million) to the Polish IRS resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw on December 21, 2012. On September 16, 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL plans to appeal the decision to the Supreme Administration Court. If the Supreme Administration Court ultimately decides against CPL, the Company believes that the Polish IRS may seek to assess a liability for all periods from January 2007 to present. A final decision is not expected in 2013. Similar litigation involving competitors concerning the treatment of tips is ongoing.

Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL. Accounting guidance requires pre-acquisition contingent liabilities to be recognized at fair value at the acquisition date if the liability can be determined. Based on management’s assessment using a probability weighted cash flow analysis, the fair value of the potential liability for all open periods is estimated at PLN 18.3 million ($5.9 million). As a result, PLN 18.3 million ($5.9 million) has been recorded as a contingent liability as of September 30, 2013 on the condensed consolidated balance sheets.

Pro Forma Results

The following table provides unaudited pro forma information of the Company as if the acquisition of CPL had occurred at the beginning of the periods presented. This pro forma information is not necessarily indicative of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net operating revenue	$ 28,826	$ 28,676	$ 80,595	$ 85,392
Net earnings	$ 974	$ 910	$ 6,245	$ 3,459
Basic and diluted earnings per share	$ 0.04	$ 0.04	$ 0.25	$ 0.14

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of September 30, 2013 include our Edmonton casino property and our CPL casino operations.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating the fair value of our reporting units.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property and CPL for the nine months ended September 30, 2013 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	Total
Balance – January 1, 2013	$ 4,941	$ 0	$ 4,941
Purchase of Casinos Poland	0	8,221	8,221
Effect of foreign currency translation	(161)	132	(29)
Balance – September 30, 2013	$ 4,780	$ 8,353	$ 13,133

Goodwill related to the purchase of additional ownership in CPL was $8.4 million as of September 30, 2013 (Note 3).

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark. As of April 8, 2013, the Company began reporting the Casinos Poland trademark as an intangible asset on the Company’s condensed consolidated balance sheets. As of September 30, 2013, the carrying amounts of the trademarks were as follows:

Amounts in thousands
Century Casinos	$ 104
Casinos Poland	1,955
Total	$ 2,059

The Company has determined both trademarks have indefinite useful lives and therefore the trademarks are not amortized.

Casino Licenses

Casinos Poland currently has nine casino licenses each with an original term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the Casinos Poland licenses from the date of acquisition to September 30, 2013 are as follows:

Amounts in thousands
Balance – April 8, 2013	$ 2,533
Amortization	(255)
Effect of foreign currency translation	31
Balance – September 30, 2013	$ 2,309

As of September 30, 2013, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2013	138
2014	550
2015	550
2016	513
2017	419

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 4.2 years.

5.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling and food and beverage furnished without charge to customers are included in gross revenue at a value which approximates retail and are then deducted as complimentary services to arrive at net operating revenue.

The Company issues coupons for the purpose of generating future revenue. The cost of the coupons redeemed is applied against the revenue generated on the day of the redemption. In addition, members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The cash value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. The outstanding balance of this liability was $0.9 million as of September 30, 2013 and $1.0 million as of December 31, 2012.

Promotional allowances presented in the condensed consolidated statements of earnings include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Amounts in thousands
Hotel, bowling, food & beverage	$ 980	$ 1,020	$ 2,776	$ 2,918
Coupons	522	602	1,536	1,543
Player points	494	663	1,483	1,934
Total promotional allowances	$ 1,996	$ 2,285	$ 5,795	$ 6,395

6.  LONG-TERM DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2013	2012
Credit agreement – Bank of Montreal	$ 9,862	$ 3,564
Credit agreement - Casinos Poland	2,667	-
Credit facilities - Casinos Poland	3,262	-
Capital leases - Casinos Poland	226	-
Total long-term debt	16,017	3,564
Less current portion	(6,234)	(372)
Long-term portion	$ 9,783	$ 3,192

As of September 30, 2013, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland
2013	$ 267	$ 3,832
2014	1,070	1,539
2015	1,070	765
2016	1,070	19
2017 and thereafter	6,385	0
Total	$ 9,862	$ 6,155

The consolidated weighted average interest rate on all Company debt was 4.4% for the nine months ended September 30, 2013.

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into a CAD 28.0 million ($27.5 million) credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  On May 23, 2012, the Company borrowed $3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On February 21, 2013, the Company borrowed an additional $7.3 million to pay for the additional 33.3% investment in CPL (Note 3).  The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of September 30, 2013. As of September 30, 2013, the amount outstanding was $9.9 million and the Company had approximately $14.9 million available under the BMO Credit Agreement. The $11.0 million the Company has borrowed cannot be re-borrowed once it is repaid.

Amortization expenses relating to deferred financing charges were less than $0.1 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012 and $0.1 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. These costs are included in interest expense in the condensed consolidated statements of earnings.

The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement. As of September 30, 2013, the interest rate under the BMO Credit Agreement was 4.0%.

Casinos Poland

Through the CPL acquisition, the Company acquired an additional $6.2 million in debt as of September 30, 2013. The debt includes two bank loans, two bank lines of credit and nine capital lease agreements.

The first bank loan is with Bank Pocztowy. CPL entered into the five-year term loan in 2010 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 3.0%.  Proceeds from the loan were used to refinance the loan provided to CPL by ING Bank Slaski and finance current operations.  As of September 30, 2013, the amount outstanding was $1.6 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2015. The second bank loan is with BRE Bank. CPL entered into the 2-year term loan in 2012 at an interest rate of WIBOR plus 2.5%.  Proceeds from the loan were used to finance current operations.  As of September 30, 2013, the amount outstanding was $1.1 million, and CPL had no further borrowing availability under the loan.  The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of September 30, 2013.

The two bank lines of credit are short-term facilities.  CPL used both lines of credit to finance current operations. The first line of credit is with BRE Bank, which is a short-term revolving credit facility entered into in 2004 and renewed on a yearly basis. The last renewal approved in February 2013 at an interest rate of WIBOR plus 2.0%. As of September 30, 2013, the amount outstanding was $0.6 million and CPL had no availability under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of September 30, 2013. The second line of credit is with BPH Bank, which also is a short-term revolving credit facility that was entered into in 2012 at an interest rate of WIBOR plus 1.95%. As of September 30, 2013, the amount outstanding was $2.7 million and CPL has approximately $0.2 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of September 30, 2013.

CPL’s remaining debt consists of nine capital lease agreements. The lease agreements are for various vehicles and television systems that are replaced on an ongoing basis. As of September 30, 2013, the amount outstanding was $0.2 million.

7.  FINANCING ARRANGEMENTS FOR PROJECT INVESTMENTS

Calgary

On November 30, 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. (“UHA”) in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion.

CCE has agreed to loan to UHA up to CAD 13 million for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement.

As of September 30, 2013, we paid $0.2 million in deferred financing costs related to legal fees incurred for the UHA loan and placed $0.3 million in escrow related to UHA credit agreement.  In October 2013, the $0.2 million in deferred financing costs were converted to the first advance on the UHA credit agreement, the $0.3 million in escrow was released to UHA under the UHA credit agreement and an additional $0.3 million was advanced to UHA under the UHA credit agreement for operational expenses. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

After UHA and CCE signed the credit and management agreements,  litigation was brought by a third party against UHA relating to prior business arrangements between that party and UHA seeking to block the REC project.  CCE was not a party to the litigation. The litigation has been settled, allowing the REC project to move forward.

CCE is currently negotiating with UHA to loan additional monies needed to fund the REC project, estimated at CAD 11 million, and the Company is in negotiations with BMO for an additional credit facility under the BMO credit agreement that would be used to fund the additional UHA loan.

The REC project is subject to development and licensing approvals from the Alberta Gaming and Liquor Commission (“AGLC”). Horse Racing Alberta, the governing authority for horseracing in Alberta, has approved the REC project and approved a  license. We anticipate that UHA will complete the REC in 12 to 18 months.

Southeast Asia

On February 5, 2013, the Company signed a credit agreement and loaned $0.5 million to an Asian company in connection with a proposed casino project in Southeast Asia. The credit agreement has an interest rate of LIBOR plus 8% and a term of three years. Interest revenue is payable quarterly. As of September 30, 2013, less than $0.1 million has been recorded as interest revenue. Principal payments are payable quarterly with the first payment due on June 30, 2014.  The $0.5 million loan is included in notes receivable on the condensed consolidated balance sheets. The Company has completed due diligence on the project and has decided not to move forward with the project. Repayment terms of the $0.5 million loan in connection with the project will remain the same.

8.INCOME TAXES

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

As of September 30, 2013, the Company had a valuation allowance for its U.S. deferred tax assets of $4.8 million, a $0.8 million valuation allowance on deferred tax assets related to its Calgary property and a $0.9 million valuation allowance on the CCE deferred tax assets due to the uncertainty of future taxable income. The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdiction where the assets are present during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets changes, the Company will then adjust its valuation allowance as appropriate after considering the following factors:

•	The level of historical taxable income and projections for future taxable income in the jurisdiction where the assets are present over periods in which the deferred tax assets would be deductible;
•	Accumulation of net income before tax utilizing a look-back period of three years, and
•	Implementation of all tax planning strategies.

The Company’s provision for income taxes from operations consists of the following:

Amounts in thousands	For the nine months ended September 30,
	2013	2012
U.S. Federal - Current	$ 0	$ 169
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	0	169

Foreign - Current	$ 1,183	$ 277
Foreign - Deferred	(498)	386
Provision for foreign income taxes	685	663
Total provision for income taxes	$ 685	$ 832

The Company’s pre-tax income by jurisdiction is summarized in the table below:

	For the nine months	For the nine months
Amounts in thousands	ended September 30, 2013	ended September 30, 2012
	Pre-tax income	Pre-tax income
Canada	$ 3,771	$ 2,145
United States	592	640
Mauritius	271	322
Austria	301	902
Poland	2,340	290
Total	$ 7,275	$ 4,299

The Company’s worldwide effective income tax rate is 9.4%. A substantial portion of the Company’s earnings are from Canada, which has a 25%  income tax rate.  In addition, the effective income tax rate in Poland is significantly lower than the statutory rate of 19% due to the $2.1 million gain related to the CPL acquisition, which is not taxable.  Finally,  the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

9.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2013	2012	2013	2012
Weighted average common shares, basic	24,249	24,117	24,334	24,117
Dilutive effect of stock options	164	23	130	201
Weighted average common shares, diluted	24,413	24,140	24,464	24,318

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2013	2012	2013	2012
Stock options	68	887	68	887

10. FAIR VALUE MEASUREMENTS

The Company follows fair value measurement authoritative accounting guidance for all assets and liabilities measured at fair value. That authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:

•	Level 1 – quoted prices in active markets for identical assets or liabilities
•

Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3 – significant inputs to the valuation model are unobservable

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level.

Recurring Fair Value Measurements

We had no assets or liabilities measured at fair value on a recurring basis as of 9/30/13 and 12/31/12.

Nonrecurring Fair Value Measurements

We have applied the provisions of the fair value measurement standard to our nonrecurring, non-financial assets and liabilities measured at fair value.  These assets and liabilities consist of those acquired by the Company in connection with our increased ownership in CPL. These assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement only in certain circumstances.  The following table presents information about our non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those assets fall.

	Level 1	Level 2	Level 3
Contingent liability	$ 0	$ 0	$ 5,868
Noncontrolling interest	$ 0	$ 0	$ 5,412
Property and equipment, net	$ 0	$ 0	$ 17,619
Casino licenses	$ 0	$ 0	$ 2,309
Trademark	$ 0	$ 0	$ 1,955

There were no assets or liabilities measured at fair value at December 31, 2012.

Contingent liability – Level 3 fair value measurements include the measurement of the contingent liability recorded for CPL. The company measures the fair value of the contingent liability using a probability weighted cash flow analysis. Because of the significance of the unobservable inputs in the fair value measurements of the liability, such measurements have been classified as Level 3.

Noncontrolling interest - Noncontrolling interests are measured primarily by a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures.

Property and equipment, net –The Company measured the fair value of property and equipment by using the direct market value approach and the direct and indirect cost approach. Because of the significance of the unobservable inputs in the fair value measurements of the liability, such measurements have been classified as Level 3.

Casino licenses– The Company measured casino licenses acquired from CPL by using a replacement cost method. Because of the significance of the unobservable inputs in the fair value measurements of the liability, such measurements have been classified as Level 3.

Trademark – The Company measured the Casinos Poland trademark acquired from CPL by using the relief from royalty method. Because of the significance of the unobservable inputs in the fair value measurements of the liability, such measurements have been classified as Level 3.

Long-term debt – The carrying value of the Company’s long-term debt approximates fair value at September 30, 2013 and December 31, 2012 because it bears interest at the lenders’ variable rate.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

11.SEGMENT INFORMATION

The Company has determined that its operation of casino facilities, which includes the provision of gaming, hotel accommodations, dining facilities and other amenities, can be aggregated as one reportable segment.

The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At September 30,	At December 31,
Amounts in thousands	2013	2012

United States	$ 54,662	$ 55,442
International:
Canada	$ 47,178	$ 49,754
Europe	33,287	4,157
International waters	882	1,187
Total international	81,347	55,098
Total	$ 136,009	$ 110,540

	Net Operating Revenue
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2013	2012	2013	2012
United States	$ 7,870	$ 8,434	$ 22,790	$ 23,553
International:
Canada	$ 8,023	$ 8,428	$ 25,148	$ 25,371
Europe	11,115	0	21,985	0
International waters	1,731	1,778	4,968	4,919
Aruba	87	83	273	239
Total international	20,956	10,289	52,374	30,529
Total	$ 28,826	$ 18,723	$ 75,164	$ 54,082

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

On April 8, 2013, the Company’s subsidiary Century Casinos Europe (“CCE”) acquired from LOT Polish Airlines an additional 33.3% ownership interest in Casinos Poland Ltd (“CPL”).  Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL, and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% ownership interest in CPL, and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

The total cash consideration for the transaction was $6.8 million, which was paid with borrowings under the credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  There was no contingent consideration for the transaction.

The following table summarizes the Polish cities in which CPL operated as of September 30, 2013, each casino’s location, number of slots and tables.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	69	21
Krakow	760,000	Dwor Kosciuszko Hotel	49	8
Lodz	730,000	Manufaktura Entertainment Complex	40	7
Wroclaw	630,000	HP Park Plaza Hotel	55	12
Poznan	550,000	NH Hotel	27	4
Katowice	310,000	Altus Building	50	10
Sosnowiec	220,000	Sosnowiec City Center	32	4
Plock	130,000	Hotel Plock	32	3

On August 13, 2013, the management board of CPL decided to close the casino in the Hyatt Hotel in Warsaw.  CPL transferred the Hyatt Hotel casino license to the Marriott Hotel on August 14, 2013 in order to operate two casinos in the Marriott Hotel. CPL opened the second casino in the Marriott Hotel on October 20, 2013, and held a grand opening on November 7, 2013.

The management board of CPL is currently evaluating all of its casinos to determine whether CPL will make further licensing or strategic changes. If CPL closes additional casinos or otherwise makes significant changes, we anticipate incurring one-time costs.

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

Recent Developments

During the week of September 9-15 2013,  unprecedented flooding devastated the state of Colorado. The flooding, which occurred across 2,000 square miles, had a significant negative impact on our businesses in Cripple Creek and Central City. Several thousand people in Longmont, Boulder, Fort Collins, Colorado Springs and Manitou Springs, the metropolitan populations that our Cripple Creek and Central City casinos primarily serve, were evacuated and several main highways were closed or partially closed for several weeks after the flooding.

In addition, due to the Waldo Canyon fire that occurred in Colorado Springs in 2012, heavy rains during the months of July through September 2013 forced periodic road closures of the main highway to our Cripple Creek property due to mudslides or threat of mudslides.

We estimate these events adversely affected our revenue in Cripple Creek and Central City for the third quarter 2013 by $0.4 million.

Projects under Development

Calgary

On November 30, 2012, CCE signed credit and management agreements with UHA in connection with the development of a proposed REC in Balzac, north metropolitan area of Calgary, Alberta, Canada. We would manage the REC upon completion.

CCE has agreed to loan to UHA up to CAD 13 million for the exclusive use of developing the REC project. The loan has an interest rate of LIBOR plus 800 basis points and a term of five years and is convertible at CCE’s option into an ownership position in UHA of up to 60%. The loan is secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of UHA shareholders. We intend to fund the loan with borrowings under our BMO Credit Agreement.

As of September 30, 2013, we paid $0.2 million in deferred financing costs related to legal fees incurred for the UHA loan and placed $0.3 million in escrow related to the UHA credit agreement.  In October 2013, the $0.2 million in deferred financing costs were converted to the first advance on the UHA credit agreement, the $0.3 million in escrow was released to UHA under the UHA credit agreement and an additional $0.3 million was advanced to UHA under the UHA credit agreement for operational expenses. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee.

After UHA and CCE signed the credit and management agreements,  litigation was brought by a third party against UHA relating to prior business arrangements between that party and UHA seeking to block the REC project. CCE was not a party to the litigation. The litigation has been settled, allowing the REC project to move forward.

CCE is currently negotiating with UHA to loan additional monies needed to fund the REC project, estimated at CAD 11 million, and the Company is in negotiations with BMO for an additional credit facility under the BMO credit agreement that would be used to fund the additional UHA loan.

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

The REC project is subject to development and licensing approvals from the AGLC. Horse Racing Alberta, the governing authority for horse racing in Alberta, has approved the REC project and approved a license. We anticipate that UHA will complete the REC in 12 to 18 months.

Austria

On June 10, 2013, we announced that we have applied for a casino license at the Hotel InterContinental in Vienna, Austria. The 450-room Hotel InterContinental is located in the city center of Vienna. We are one of four companies applying for the 15-year license. We expect a decision by the Austrian Minister of Finance during the first quarter of 2014. There is no assurance that we will be granted the license.

We have a contingent 26% share in and management agreement with “Century Betriebs AG”, an entity that would develop and own the Hotel InterContinental casino. If we are granted the license, we expect to invest approximately $7.5 million to develop the casino inside the Hotel InterContinental. After a construction period estimated at nine months, the casino would offer approximately 300 slot machines and 25 gaming tables on a 16,000 square foot gaming floor.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
Average Rates	2013	2012	% Change	2013	2012	% Change
Canadian dollar (CAD)	1.0389	0.9951	(4.4%)	1.0237	1.0023	(2.1%)
Euros (EUR)	0.7549	0.7990	5.5%	0.7594	0.7805	2.7%
Polish zloty (PLN)	3.2054	3.3019	2.9%	3.1884	3.2822	2.9%
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

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming Revenue	$ 26,758	$ 16,778	$ 9,980	59.5%	$ 68,603	$ 47,746	$ 20,857	43.7%
Hotel, Bowling, Food and Beverage Revenue	3,141	3,189	(48)	(1.5%)	9,554	9,645	(91)	(0.9%)
Other Revenue	923	1,041	(118)	(11.3%)	2,802	3,086	(284)	(9.2%)
Gross Revenue	30,822	21,008	9,814	46.7%	80,959	60,477	20,482	33.9%
Less Promotional Allowances	(1,996)	(2,285)	(289)	(12.6%)	(5,795)	(6,395)	(600)	(9.4%)
Net Operating Revenue	28,826	18,723	10,103	54.0%	75,164	54,082	21,082	39.0%
Gaming Expenses	(13,959)	(7,954)	6,005	75.5%	(34,401)	(22,645)	11,756	51.9%
Hotel, Bowling, Food and Beverage Expenses	(2,691)	(2,534)	157	6.2%	(7,787)	(7,391)	396	5.4%
General and Administrative Expenses	(9,121)	(5,385)	3,736	69.4%	(22,678)	(16,010)	6,668	41.6%
Total Operating Costs and Expenses	(27,456)	(17,051)	10,405	61.0%	(69,537)	(49,581)	19,956	40.2%
(Losses) earnings from Equity Investment	0	(57)	57	(100.0%)	(128)	381	(509)	(133.6%)
Earnings from Operations	1,370	1,615	(245)	(15.2%)	5,499	4,882	617	12.6%
Non-controlling Interest	(32)	0	(32)	100.0%	(198)	0	(198)	100.0%
Net Earnings	$ 1,073	$ 1,186	($113)	(9.5%)	$ 6,392	$ 3,467	$ 2,925	84.4%

Basic Earnings Per Share	$ 0.04	$ 0.05	($0.01)	(20.0%)	$ 0.26	$ 0.14	$ 0.12	85.7%
Basic Diluted Earnings Per Share	$ 0.04	$ 0.05	($0.01)	(20.0%)	$ 0.26	$ 0.14	$ 0.12	85.7%

The period over period increases relate primarily to the inclusion of operating results from CPL in the second and third quarters of 2013  as a result of the Company’s purchase of an additional 33.3% ownership interest in CPL in April 2013. Prior to the acquisition of this additional interest in CPL, the Company owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment. Consolidation of CPL will increase our overall net operating revenue and operating costs and expenses. CPL contributed a total of $22.0 million in net operating revenue and $0.5 million in earnings from operations from the date of acquisition through September 30, 2013.

Net operating revenue increased by $10.1 million, or 54.0% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and increased by $21.1 million, or 39.0% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Following is a breakout of net operating revenue by property or category for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

•	Edmonton increased by less than $0.1 million, or 0.1%, and increased by $0.7 million, or 4.0%.
•	Calgary decreased by ($0.4) million, or (17.5%), and decreased by ($0.9) million, or (12.9%).
•	Central City decreased by ($0.5) million, or (9.8%), and decreased by ($0.7) million, or (5.2%).

•	Cripple Creek decreased by ($0.1) million, or (2.0%), and decreased by less than ($0.1) million, or (0.3%).
•	Casinos Poland added $11.1 million and $22.0 million.
•	Ship-based casinos and other decreased by less than ($0.1) million, or (2.3%), and increased by $0.1 million, or 1.6%.

Operating costs and expenses increased by $10.4 million, or 61.0% and $20.0 million, or 40.2%, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Following is a breakout of total operating costs and expenses by property or category for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

•	Edmonton decreased by ($0.2) million, or (4.1%), and decreased by ($0.2) million, or (1.5%).
•	Calgary decreased by ($0.7) million, or (23.6%), and decreased by ($1.4) million, or (18.0%).
•	Central City decreased by ($0.2) million, or (5.6%), and decreased by ($0.3) million, or (2.4%).
•	Cripple Creek increased by less than $0.1 million, or 0.2%, and decreased by ($0.3) million, or (3.6%).
•	Casinos Poland added $11.2 million and $21.5 million.
•	Ship-based casinos and other increased by less than $0.1 million, or 1.9%, and increased by less than $0.1 million, or 1.3%
•	Corporate other increased by $0.3 million, or 20.1%, and increased by $0.6 million, or 14.9%

Earnings from operations decreased by ($0.2) million, or (15.2%) and increased by $0.6 million, or 12.6% or the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Following is a breakout of earnings from operations by property or category for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

•	Edmonton increased by $0.2 million, or 10.8%, and increased by $0.9 million, or 18.0%.
•	Calgary increased by $0.2 million, or 56.6%, and increased by $0.5 million, or 84.4%.
•	Central City decreased by ($0.3) million, or (29.8%), and decreased by ($0.4) million, or (20.8%).
•	Cripple Creek decreased by ($0.1) million, or (11.7%), and increased by $0.3 million, or 19.2%.
•	Casinos Poland added losses of ($0.1) million and earnings of $0.5 million.
•	Ship-based casinos and other decreased by ($0.1) million, or (34.6%), and increased by less than $0.1 million, or 4.7%
•	Corporate other decreased by ($0.2) million, or (15.1%), and decreased by ($1.1) million, or (30.7%).

Net earnings decreased by ($0.1) million, or (9.5%) and increased by $2.9 million, or 84.4% for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Items deducted from or added to earnings from operations to arrive at net earnings include gain on the business combination related to the acquisition of the additional equity interest in CPL,  interest income, interest expense, gains on foreign currency transactions,  income tax expense and non-controlling interest.  For the nine months ended September 30, 2013, the Company recognized a gain of $2.1 million because of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition of the additional equity interest in CPL. The $2.1 million gain is reported in the Corporate Other category for the nine months ended September 30, 2013.  For a discussion of certain of these items, see “Non-Operating Income (Expense)” and “Taxes”  below.

Results by property or category are discussed in further detail in the following pages.

Casinos

Edmonton

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 4,379	$ 4,425	($46)	(1.0%)	$ 13,444	$ 12,892	$ 552	4.3%
Hotel, Food and Beverage	1,462	1,436	26	1.8%	4,470	4,347	123	2.8%
Other	473	480	(7)	(1.5%)	1,499	1,574	(75)	(4.8%)
Gross Revenue	6,314	6,341	(27)	(0.4%)	19,413	18,813	600	3.2%
Less Promotional Allowances	(219)	(250)	(31)	(12.4%)	(657)	(778)	(121)	(15.6%)
Net Operating Revenue	6,095	6,091	4	0.1%	18,756	18,035	721	4.0%
Gaming Expenses	(1,581)	(1,704)	(123)	(7.2%)	(4,716)	(5,092)	(376)	(7.4%)
Hotel, Food and Beverage Expenses	(1,034)	(1,050)	(16)	(1.5%)	(3,142)	(3,073)	69	2.2%
General and Administrative Expenses	(1,343)	(1,381)	(38)	(2.8%)	(4,141)	(4,055)	86	2.1%
Total Operating Costs and Expenses	(4,216)	(4,395)	(179)	(4.1%)	(12,774)	(12,966)	(192)	(1.5%)
Earnings from Operations	1,879	1,696	183	10.8%	5,982	5,069	913	18.0%
Net Earnings	$ 1,296	$ 1,127	$ 169	15.0%	$ 4,312	$ 3,281	$ 1,031	31.4%

Three Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Edmonton increased by less than $0.1 million, or 0.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, net operating revenue increased by $0.3 million, or 4.5%, due to increases in all revenue categories for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The increase in revenue was due to an increase in table games play and an increase in customer volume for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total operating costs and expenses decreased by ($0.2) million, or (4.1%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, total operating costs and expenses increased by less than $0.1 million, or 0.3% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to a decrease in marketing costs.

Because of the foregoing, earnings from operations increased by $0.2 million, or 10.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In CAD, earnings from operations increased by $0.3 million, or 15.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Net earnings increased by $0.2 million, or 15.0%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, net earnings decreased by ($0.1) million, or (6.1%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in net earnings of $0.2 million compared to the decrease in earnings from operations in CAD of ($0.1) million was due to a decrease in foreign currency exchange rate gain of $0.3 million.

Nine Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Edmonton increased by $0.7 million, or 4.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, net operating revenue increased by $1.1 million, or 6.3%, due to increases in gaming and hotel, food and beverage revenue offset by a decrease in other revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The increase in gaming revenue was due to 30 additional slot machines added to the gaming floor, an increase in table games play and an increase in customer volume on the gaming floor for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The increase in hotel, food and beverage revenue was due to higher hotel room occupancy and increased customer volumes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in other revenue is due to decreased lottery and ATM revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Total operating costs and expenses decreased by ($0.2) million, or (1.5%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, total operating costs and expenses increased by $0.1 million, or 0.6% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was due to higher food and payroll costs offset by a decrease in marketing costs for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Because of the foregoing, earnings from operations increased by $0.9 million, or 18.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In CAD, earnings from operations increased by $1.1 million, or 20.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net earnings increased by $1.0 million, or 31.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, net earnings increased by $0.6 million, or 16.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in net earnings of $1.0 million compared to the increase in earnings from operations in CAD of $0.6 million was due to an increase in foreign currency exchange rate gain of $0.5 million and an increase in income tax expense of $0.2 million offset by a decrease in interest expense of $0.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Calgary

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 1,392	$ 1,625	($233)	(14.3%)	$ 4,329	$ 4,891	($562)	(11.5%)
Bowling, Food and Beverage	474	563	(89)	(15.8%)	1,851	2,096	(245)	(11.7%)
Other	134	290	(156)	(53.8%)	413	747	(334)	(44.7%)
Gross Revenue	2,000	2,478	(478)	(19.3%)	6,593	7,734	(1,141)	(14.8%)
Less Promotional Allowances	(72)	(141)	(69)	(48.9%)	(201)	(398)	(197)	(49.5%)
Net Operating Revenue	1,928	2,337	(409)	(17.5%)	6,392	7,336	(944)	(12.9%)
Gaming Expenses	(674)	(1,213)	(539)	(44.4%)	(2,084)	(3,266)	(1,182)	(36.2%)
Bowling, Food and Beverage Expenses	(460)	(505)	(45)	(8.9%)	(1,488)	(1,612)	(124)	(7.7%)
General and Administrative Expenses	(753)	(833)	(80)	(9.6%)	(2,217)	(2,390)	(173)	(7.2%)
Total Operating Costs and Expenses	(2,115)	(2,768)	(653)	(23.6%)	(6,480)	(7,899)	(1,419)	(18.0%)
(Loss) Earnings from Operations	(187)	(431)	244	56.6%	(88)	(563)	475	84.4%
Net Earnings (Loss)	($177)	($399)	$ 222	55.6%	($9)	($486)	$ 477	98.1%

Three Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Calgary decreased by ($0.4) million, or (17.5%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, net operating revenue decreased by ($0.3) million, or (13.8%), due to decreases in gaming,  food and beverage and other revenue offset by an increase in bowling revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Gaming revenue decreased primarily due to a decrease in Baccarat table games hold percentage and lower customer volumes for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Beginning in the first quarter of 2013, the property began hosting showroom performances from third party vendors only. The decreases in food, beverage and other revenue are due to the lower number of showroom events and decreased ticket sales from the showroom events for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  These decreases were offset by an increase in bowling revenue due to higher bowling customer volumes for open bowling for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total operating costs and expenses decreased by ($0.7) million, or (23.6%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, total operating costs and expenses decreased by ($0.6) million, or (20.2%), due to lower marketing and promotional expenses when the property began hosting showroom performances from third party vendors only. In addition, operating costs decreased due to lower payroll and utility costs for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Because of the foregoing, loss from operations decreased by ($0.2) million, or (56.6%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In CAD, loss from operations decreased by $0.2 million, or 54.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net losses decreased by ($0.2) million, or (55.6%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

In CAD, net losses decreased by ($0.1) million, or (75.2%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in net losses of ($0.2) million compared to the decrease in losses from operations in CAD of ($0.1) million was due to a decrease in foreign currency exchange rate gain of ($0.1) million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Calgary decreased by ($0.9) million, or (12.9%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, net operating revenue decreased by ($0.8) million, or (11.0%), due to decreases in gaming and bowling, food and beverage revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Gaming revenue decreased due to a decrease in Baccarat table games hold percentage and lower customer volumes during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and flooding that occurred in the city of Calgary from June 21 - 27, 2013. Table games at the property were closed for three days from June 21 – 23, 2013 and slots were closed on June 21, 2013. In addition, road closures due to flooding were in effect from June 21 - 27, 2013, making it difficult for customers to get to the casino. The decrease in food and beverage revenue was due to a lower number of showroom events offset by an increase in bowling revenue due to higher bowling customer volumes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Total operating costs and expenses decreased by ($1.4) million, or (18.0%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, total operating costs and expenses decreased by ($1.3) million, or (16.2%), primarily due to lower marketing and promotional expenses when the property began hosting showroom performances from third party vendors only. In addition, operating costs decreased due to lower payroll and utility costs for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Because of the foregoing, losses from operations decreased by ($0.5) million, or (84.4%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In CAD, losses from operations decreased by ($0.5) million, or (83.8%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net losses decreased by ($0.5) million, or (98.1%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

In CAD, net losses decreased by less than ($0.1) million, or (12.3%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in net losses of ($0.5) million compared to the decrease in losses from operations in CAD of less than ($0.1) million was due to a decrease in foreign currency exchange rate gain of $0.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Central City

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 4,874	$ 5,466	($592)	(10.8%)	$ 14,473	$ 15,221	($748)	(4.9%)
Hotel, Food and Beverage	664	743	(79)	(10.6%)	1,899	2,037	(138)	(6.8%)
Other	60	52	8	15.4%	146	151	(5)	(3.3%)
Gross Revenue	5,598	6,261	(663)	(10.6%)	16,518	17,409	(891)	(5.1%)
Less Promotional Allowances	(1,039)	(1,204)	(165)	(13.7%)	(3,102)	(3,262)	(160)	(4.9%)
Net Operating Revenue	4,559	5,057	(498)	(9.8%)	13,416	14,147	(731)	(5.2%)
Gaming Expenses	(2,091)	(2,279)	(188)	(8.2%)	(6,254)	(6,465)	(211)	(3.3%)
Hotel, Food and Beverage Expenses	(534)	(589)	(55)	(9.3%)	(1,545)	(1,641)	(96)	(5.9%)
General and Administrative Expenses	(997)	(984)	13	1.3%	(2,950)	(2,885)	65	2.3%
Total Operating Costs and Expenses	(3,937)	(4,171)	(234)	(5.6%)	(11,726)	(12,012)	(286)	(2.4%)
Earnings from Operations	622	886	(264)	(29.8%)	1,690	2,135	(445)	(20.8%)
Net Earnings	$ 385	$ 550	($165)	(30.0%)	$ 1,048	$ 1,323	($275)	(20.8%)

Three Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Central City decreased by ($0.5) million, or (9.8%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes for the three months ended September 20, 2013 compared to the three months ended September 30, 2012.  Lower customer volumes occurred primarily due to flooding across the state of Colorado in September 2013 that caused evacuations and road closures in and around the metropolitan populations we serve in Central City and road construction on Interstate 70 during the three months ended September 30, 2013  that caused delays and impeded customer traffic to the casino.

The Central City market decreased by 11.7% and our market share at our property in Central City increased by less than 1.0% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We believe the market decreased due to the flooding and road construction described above. Although the market in Central City remains particularly competitive, our property has maintained market share.

Total operating costs and expenses decreased by ($0.2) million, or (5.6%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in total operating costs and expenses was due to a decrease in marketing costs and overall operating efficiencies for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Because of the foregoing, earnings from operations decreased by ($0.3) million, or (29.8%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and net earnings decreased by ($0.2) million, or (30.0%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Central City decreased by ($0.7) million, or (5.2%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in net operating revenue was due to a decrease in gaming, and hotel, food and beverage revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The decrease in gaming revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to lower customer volumes and flooding across the state of Colorado that occurred in September 2013 that caused evacuations and road closures in and around the metropolitan populations the Central City property serves.

The decrease in hotel, food and beverage revenue was due to increased food offerings and specials from competitor casinos for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The Central City market decreased by 9.0% and our market share at our property in Central City increased by 3.2% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We believe the market decreased due to the flooding and the road construction described above.  Although the market in Central City remains particularly competitive, our property has maintained market share.

Total operating costs and expenses decreased by ($0.3)  million, or (2.4%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in total operating costs and expenses was due to a decrease in marketing and depreciation expenses and overall operating efficiencies for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Because of the foregoing, earnings from operations decreased by ($0.4) million, or (20.8%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and net earnings decreased by ($0.3) million, or (20.8%), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cripple Creek

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 3,531	$ 3,593	($62)	(1.7%)	$ 10,036	$ 10,120	($84)	(0.8%)
Hotel, Food and Beverage	418	447	(29)	(6.5%)	1,097	1,165	(68)	(5.8%)
Other	28	27	1	3.7%	76	78	(2)	(2.6%)
Gross Revenue	3,977	4,067	(90)	(2.2%)	11,209	11,363	(154)	(1.4%)
Less Promotional Allowances	(666)	(690)	(24)	(3.5%)	(1,835)	(1,957)	(122)	(6.2%)
Net Operating Revenue	3,311	3,377	(66)	(2.0%)	9,374	9,406	(32)	(0.3%)
Gaming Expenses	(1,345)	(1,343)	2	0.1%	(3,656)	(3,902)	(246)	(6.3%)
Hotel, Food and Beverage Expenses	(379)	(390)	(11)	(2.8%)	(1,083)	(1,065)	18	1.7%
General and Administrative Expenses	(811)	(784)	27	3.4%	(2,296)	(2,318)	(22)	(0.9%)
Total Operating Costs and Expenses	(2,777)	(2,772)	5	0.2%	(7,752)	(8,045)	(293)	(3.6%)
Earnings from Operations	534	605	(71)	(11.7%)	1,622	1,361	261	19.2%
Net Earnings	$ 330	$ 375	($45)	(12.0%)	$ 1,005	$ 844	$ 161	19.1%

Three Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Cripple Creek decreased by ($0.1) million, or (2.0%) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes due to road closures from the flooding across the state of Colorado that occurred in September 2013 and the mudslides and threat of mudslides that occurred from July through September 2013, which adversely affected customer traffic from the Colorado Springs metropolitan area.

The Cripple Creek market decreased by 7.9% and our market share at our property in Cripple Creek City increased by 6.2% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We believe the market decreased due to flooding in September 2013. We initiated an aggressive marketing campaign during the third quarter of 2013 that we believe increased our market share in Cripple Creek.

Total operating costs and expenses increased by less than $0.1 million, or 0.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Because of the foregoing, earnings from operations decreased by ($0.1) million, or (11.7%), and net earnings decreased by ($0.1) million, or (12.0%) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Net operating revenue at our property in Cripple Creek decreased by less than ($0.1), or (0.3%) million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes due to road closures from the flooding across the state of Colorado that occurred in September 2013 and the mudslides and threat of mudslides that occurred from July through September 2013, which adversely affected customer traffic from the Colorado Springs metropolitan area.

The Cripple Creek market decreased by 3.1% and our market share at our property in Cripple Creek increased by 1.5% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We believe the market decreased due to flooding in September 2013 from the Colorado Springs metropolitan area. In addition, we believe our marketing campaigns and more consistent food offerings resulted in increased market share in Cripple Creek for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Total operating costs and expenses decreased by ($0.3) million, or (3.6%), due to the overall management of marketing and operating costs for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Because of the foregoing, earnings from operations increased by $0.3 million, or 19.2%, and net earnings increased by $0.2 million, or 19.1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Casinos Poland

	For the three months ended September 30, 2013*	For the nine months ended September 30, 2013*
Amounts in thousands
Gaming	$ 10,952	$ 21,646
Food and Beverage	114	226
Other	49	113
Net Operating Revenue	11,115	21,985
Gaming Expenses	(6,841)	(13,669)
Food and Beverage Expenses	(284)	(529)
General and Administrative Expenses	(3,535)	(6,175)
Total Operating Costs and Expenses	(11,172)	(21,492)
Earnings from Operations	(57)	493

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment in Corporate Other. We recorded a decrease in earnings from our investment in CPL of less than $0.1 million from April 1, 2013 through April 7, 2013. The decrease in earnings was primarily due to the decision to close the Gdynia casino effective August 14, 2013. Operations at the Gdynia casino were minimal beginning June 30, 2013. CPL recognized $0.3 million in closing expenses for the three months ended June 30, 2013, which reduced earnings from CPL.

On April 8, 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL.  We currently own a 66.6% interest in CPL. As of April 8, 2013, we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting as an equity investment. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Earnings from operations are reduced by the non-controlling interest to arrive at net earnings.

April 8, 2013 through September 30, 2013

Net operating revenue from CPL was $22.0 million, total operating costs and expenses were $21.5 million and earnings from operations were $0.5 million from April 8, 2013 through September 30, 2013. The majority of earnings from operations were from casinos in the Marriott Hotel in Warsaw and the Wroclaw and Katowice casinos. Properties that CPL recently opened in Plock, Lodz and Poznan performed under expectations.

On August 13, 2013, the management board of CPL decided to close the casino in the Hyatt Hotel in Warsaw.  CPL transferred the Hyatt Hotel casino license to the Marriott Hotel on August 14, 2013 in order to operate two casinos in the Marriott Hotel, and the Hyatt Hotel casino closed on August 13, 2013. CPL opened the second casino in the Marriott Hotel on October 20, 2013, and held a grand opening on November 7, 2013. The management board of CPL is currently evaluating all of its casinos to determine whether CPL will make further licensing or strategic changes. If CPl closes additional casinos or otherwise makes significant changes we anticipate incurring one-time costs.

Cruise Ships & Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gaming	$ 1,630	$ 1,669	($39)	(2.3%)	$ 4,675	$ 4,622	$ 53	1.1%
Other	188	192	(4)	(2.1%)	566	536	30	5.6%
Net Operating Revenue	1,818	1,861	(43)	(2.3%)	5,241	5,158	83	1.6%
Gaming Expenses	(1,427)	(1,415)	12	0.8%	(4,022)	(3,920)	102	2.6%
General and Administrative Expenses	(148)	(133)	15	11.3%	(429)	(481)	(52)	(10.8%)
Total Operating Costs and Expenses	(1,676)	(1,644)	32	1.9%	(4,753)	(4,692)	61	1.3%
Earnings from Operations	142	217	(75)	(34.6%)	488	466	22	4.7%
Net Earnings	$ 125	$ 198	($73)	(36.9%)	$ 433	$ 420	$ 13	3.1%

Three Months Ended September 30, 2013 and 2012

Net operating revenue from our ship-based casinos and Aruba management agreement decreased by less than ($0.1) million, or (2.3%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was primarily due to lower revenue from the Mariner ship-based casino offset by an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses increased by less than ($0.1) million, or (1.9%), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Because of the foregoing, net earnings decreased by ($0.1) million, or (36.9%),  for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.1 million, or 1.6%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to additional revenue from the Riviera and Mariner ship-based casinos  and an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses decreased by ($0.1) million, or (1.3%) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Because of the foregoing, net earnings increased by less than $0.1 million, or 3.1%,  for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Corporate Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
General and Administrative Expenses	($1,534)	($1,270)	264	20.8%	($4,470)	($3,881)	589	15.2%
Total Operating Costs and Expenses	(1,563)	(1,301)	262	20.1%	(4,560)	(3,967)	593	14.9%
Losses from Operations	(1,563)	(1,358)	205	15.1%	(4,688)	(3,586)	1,102	30.7%
Net Earnings (Loss)	($948)	($665)	$ 283	42.6%	($792)	($1,915)	($1,123)	(58.6%)

Three and Nine Months Ended September 30, 2013 and 2012

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $0.3 million, or 20.8%,  and $0.6 million, or 15.2%,  for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to acquisition costs related to the CPL business combination and higher payroll, accounting and professional services costs.

Losses from operations for Corporate Other consist of general and administrative costs as well as an increase in losses from CPL when we accounted for our 33.3% ownership under the equity method. During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, CPL had an increase in losses of $0.5 million. Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment under Corporate Other. The Company now owns a 66.6% ownership interest in CPL and on April 8, 2013 began consolidating CPL financial information as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, we changed our accounting for CPL from an equity method investment to a consolidated subsidiary.

The Company also recognized a gain of $2.1 million in Corporate Other because of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition of the additional equity interest in CPL on April 8, 2013. The $2.1 million gain is reported in net loss for the nine months ended September 30, 2013.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2013	2012	Change	% Change	2013	2012	Change	% Change
Gain on business combination	$ 0	$ 0	$ 0	100.0%	$ 2,074	$ 0	$ 2,074	100.0%
Interest Income	$ 7	$ 7	$ 0	0.0%	$ 18	$ 36	($18)	(50.0%)
Interest Expense	(206)	(57)	149	261.4%	(550)	(600)	(50)	(8.3%)
Gains (Losses) on Foreign Currency Transactions & Other	66	(36)	102	283.3%	234	(19)	253	1331.6%
Non-Operating Income (Expense)	($133)	($86)	(47)	(54.7%)	$ 1,776	($583)	2,359	404.6%

Gain on business combination

We recognized a gain of $2.1 million as a result of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition date.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on the loan in connection with the proposed casino project in Southeast Asia. The decrease in interest income during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due to lower interest earned on our cash reserves.

Interest expense

The increase in interest expense of $0.2 million for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was due to interest expense paid on CPL debt that was not recorded in the 2012 period because we accounted for CPL as an equity investment. The decrease in interest expense of $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to interest expense savings from a lower average debt balance and lower average interest rate on the BMO Credit Agreement offset by interest expense paid on CPL debt.

Taxes

Our pre-tax income by jurisdiction is summarized in the table below:

	For the nine months	For the nine months
Amounts in thousands	ended September 30, 2013	ended September 30, 2012
	Pre-tax income	Pre-tax income
Canada	$ 3,771	$ 2,145
United States	592	640
Mauritius	271	322
Austria	301	902
Poland	2,340	290
Total	$ 7,275	$ 4,299

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

In May 2012, the Company through its Canadian subsidiaries entered into the CAD 28.0 million ($27.5 million) BMO Credit Agreement. On May 23, 2012, we borrowed $3.7 million from the BMO Credit Agreement to repay the Edmonton Mortgage. We also can use proceeds from the BMO Credit Agreement to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On February 21, 2013, we borrowed an additional $7.3 million from the BMO Credit Agreement to pay for the additional 33.3% investment in CPL. The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. We complied with all covenants of the BMO Credit Agreement as of September 30, 2013.  As of September 30, 2013, the amount outstanding under the BMO Credit Agreement was $9.9 million and we had approximately $14.9 million available under the BMO Credit Agreement. The $11.0 million we have borrowed cannot be re-borrowed once it is repaid.

Through the CPL acquisition, the Company acquired an additional $6.2 million in debt as of September 30, 2013. The debt includes two bank loans, two bank lines of credit and nine capital lease agreements.

The first bank loan is with Bank Pocztowy. CPL entered into the five-year term loan in 2010 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 3.0%. Proceeds from the loan were used to refinance the loan provided to CPL by ING Bank Slaski and finance current operations. As of September 30, 2013, the amount outstanding was $1.6 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2015. The second bank loan is with BRE Bank. CPL entered into the 2-year term loan in 2012 at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of September 30, 2013, the amount outstanding was $1.1 million, and CPL had no further borrowing availability under the loan. The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of September 30, 2013.

The two bank lines of credit are short-term facilities. CPL used both lines of credit to finance current operations. The first line of credit is with BRE Bank, which is a short-term revolving credit facility entered into in 2004 and renewed on a yearly basis. The last appendix signed in February 2013 at an interest rate of WIBOR plus 2.0%. As of September 30, 2013, the amount outstanding was $0.6 million and CPL had no availability under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of September 30, 2013. The second line of credit is with BPH Bank, which also is a short-term revolving credit facility that was entered into in 2012 at an interest rate of WIBOR plus 1.95%. As of September 30, 2013, the amount outstanding was $2.7 million and CPL has approximately $0.2 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of September 30, 2013.

CPL’s remaining debt consists of nine capital lease agreements. The lease agreements are for various vehicles and television systems that are replaced on an ongoing basis. As of September 30, 2013, the amount outstanding was $0.2 million.

Cash and cash equivalents totaled $30.4 million at September 30, 2013, and we had working capital (current assets minus current liabilities) of $5.9 million compared to cash and cash equivalents of $24.8 million and working capital of $13.4 million at December 31, 2012. The increase in cash and cash equivalents is due to $6.5 million cash provided by operating activities and $6.5 million in proceeds from borrowings net of principal payments. These sources of cash were offset by $4.6 million used in the acquisition of the additional equity interest in CPL,  a $0.5 million loan for a proposed casino project in Southeast Asia, $2.1 million for various capital expenditures and a $0.1 million effect of exchange rate changes on cash.

Net cash provided by operating activities was $6.5 million and $5.9 million for the nine months ended September 30, 2013 and 2012, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows and to management’s discussion of the results of operations above for a discussion of earnings from operations.

Net cash used in investing activities of $7.2 million for the nine months ended September 30, 2013 consisted of $4.6 million used to;  acquire CPL, $0.5 million loaned to pursue the proposed casino project in Southeast Asia, $0.5 million to install new carpet at the casinos in Edmonton, Calgary and Central City, $0.5 million to purchase slot machines for our casinos in Central City, Cripple Creek and for CPL, $0.3 million to lease vehicles for CPL,  $0.3 million to upgrade our slot monitoring systems at our casinos in Central City and Cripple Creek, $0.2 million to upgrade hotel rooms for our properties in Central City and Cripple Creek and $0.3 in cumulative additions at our remaining properties.

Net cash used in investing activities of $2.6 million for the nine months ended September 30, 2012 consisted of $0.6 million used to construct a new poker room and remodel the casino entrance in Calgary, $0.5 million used to purchase slot machines and a kiosk at our two Colorado casinos, $0.5 million used to replace the carpet, a server and a water line at the casino in Edmonton, $0.3 million used for hotel room upgrades in Central City and purchase count equipment in Cripple Creek, $0.3 million used to replace HVAC units and pinsetters in Calgary, $0.2 million used to purchase slot machines for the ship-based casinos and $0.2 million used in cumulative additions at our remaining properties.

Net cash provided by financing activities of $6.5 million for the nine months ended September 30, 2013 consisted of $6.5 million cash received from various loan agreements net of principal repayments.

Net cash used in financing activities of $5.7 million for the nine months ended September 30, 2012 consisted of $9.1 million in the repayment and prepayment of our Edmonton Mortgage and $0.4 million payment of deferred financing costs related to the BMO Credit Agreement offset by $3.6 million cash received from the BMO Credit Agreement and $0.2 million cash received from the exercise of stock options.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three or nine months ended September 30, 2013. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2013. The repurchase program has no set expiration or termination date.

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

We believe that our cash at September 30, 2013 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $8.0 million held by our European foreign subsidiary is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting – Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 8, 2013, CCE signed a final share sale agreement with LOT Polish Airlines to complete the purchase of an additional 33.3% ownership interest in CPL. The acquisition of the additional 33.3% ownership interest in CPL represents a material change in our internal control over financial reporting since management’s last assessment. We are currently integrating policies, processes, people, technology and operations in relation to CPL. Management will continue to evaluate our internal control over financial reporting as we execute integration activities and anticipate we will complete an evaluation as to whether o include CPL as a part of management’s next assessment of our internal control over financial reporting as of December 31, 2013.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2013. There were no repurchases of common stock during the three months ended September 30, 2013.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: November 14, 2013

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