Form 10-K
period 2013-12-31
CENTURY CASINOS INC /CO/
filed 2014-03-31
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-22900

CENTURY CASINOS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1271317
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

455 E. Pikes Peak Ave, Suite 210,  Colorado Springs, Colorado 80903

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

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, based upon the closing price of $3.46 for the Common Stock on the NASDAQ Capital Market on that date, was $72,752,078. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 13, 2014, the registrant had 24,381,057 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

This report includes amounts translated into U.S. dollars from certain foreign currencies. For a description of the currency conversion methodology and exchange rates used for certain transactions, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Overview of Operations

As of December 31, 2013, we own, operate, manage or otherwise have interests in the following properties:

Wholly-Owned Casinos

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada, and in March 2007, we opened the attached 26-room hotel. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 750 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 9 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 450 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, 4 food and beverage outlets, 600 surface parking spaces and an underground heated parking garage with 300 additional spaces. For the year ended December 31, 2013, net operating revenue from this property totaled $25.2 million, or 24%, of our total net operating revenue.

Century Casino Calgary – Calgary, Alberta, Canada

In January 2010, we acquired Century Casino Calgary in Calgary, Alberta, Canada. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 508 TITO slot machines, 16 tables and 25 video lottery terminals. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 4,500 square foot showroom that can seat approximately 500 customers, an 18,000 square foot showroom that can seat approximately 1,000 customers, a 30-lane bowling alley, 536 owned surface parking spaces and 262 leased surface parking spaces neighboring the casino. For the year ended December 31, 2013, net operating revenue from this property totaled $8.5 million, or 8%, of our total net operating revenue.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 2.7 million people. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 498 TITO slot machines, 12 tables (3 of which are player-banked poker tables), 26 hotel rooms, 1 bar, 2 restaurants and a 500 space on-site covered parking garage. For the year ended December 31, 2013, net operating revenue from this property totaled $17.4 million, or 17%, of our total net operating revenue.

Century Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated the Century Casino & Hotel in Cripple Creek, Colorado. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 650,000 people. The facility has 448 TITO slot machines, 6 tables, 18 hotel rooms, 2 bars, 1 restaurant and 271 surface parking spaces neighboring the casino. For the year ended December 31, 2013, net operating revenue from this property totaled $11.8 million, or 11%, of our total net operating revenue.

Majority-Owned Casinos

Casinos Poland –  Poland

In March 2007, our subsidiary Century Casinos Europe GmbH (“CCE”) acquired 33.3% of the outstanding shares of Casinos Poland Ltd (“CPL” or “Casinos Poland”) and we accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. The acquisition of CPL furthers our strategy to grow and develop mid-size casinos and increase Company value. As of the date of this acquisition, we began consolidating our 66.6% ownership of CPL as a majority-owned subsidiary for which we have a controlling financial interest. The Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 412 slot machines and 72 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2013, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	22
Warsaw	1.7 million	LIM Center	45	3
Krakow	760,000	Dwor Kosciuszko Hotel	50	8
Lodz	730,000	Manufaktura Entertainment Complex	40	8
Wroclaw	630,000	HP Park Plaza Hotel	62	12
Poznan	550,000	NH Hotel	30	3
Katowice	310,000	Altus Building	50	10
Sosnowiec	220,000	Sosnowiec City Center	34	3
Plock	130,000	Hotel Plock	31	3

For the period April 8, 2013 through December 31, 2013,  net operating revenue from CPL totaled $34.8 million, or 33%, of our total net operating revenue.

Concessionaire and Management Agreements

Cruise Ships

In addition to our land-based casinos, we operate ship-based casinos on international and Alaskan waters pursuant to casino concessionaire agreements with cruise lines that give us the exclusive right to install and operate casinos aboard specified vessels. With the exception of TUI Cruises, these agreements also give us the right of first refusal to install casinos onboard any new ships built or acquired by these cruise line operators.

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

* The casino operation on board Insignia was suspended on April 5, 2012 as Oceania Cruises leased the vessel to a different cruise line. We will not operate this casino as long as the ship is leased to a different cruise line. We anticipate the Insignia will rejoin Oceania Cruises in May 2014, at which time we will again operate this ship-based casino.

In April 2014, Windstar Cruises plans to launch Star Pride, the first of three newly acquired all suite cruise ships. We will operate the ship-based casino aboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the planned ship-based casinos aboard each ship. In addition, in June 2014, TUI Cruises plans to launch the Mein Schiff 3. We  will operate the ship-based casino aboard this 2,506 passenger ship.

In February 2014, we announced that we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino on board the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry is scheduled to commence operations May 15, 2014. The project has the full support of the Province of Nova Scotia, which pledged roughly $20 million over seven years to restart the Maine – Nova Scotia cruise ferry service. Nova Star is a new ship with a capacity of 1,215 passengers and 336 vehicles. We will equip and operate the ship-based casino with 70 slot machines and live and electronic table games.

As of December 31, 2013, we had a total of 423 slot machines and 53 tables aboard the 12 cruise ships where we operated casinos.

Radisson Aruba Resort, Casino & Spa Management Agreement

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We were not required to invest any amounts under the management agreement. In exchange for our assistance in the operation of the casino at the Radisson Aruba Resort, we receive a management fee consisting of a fixed fee, plus a percentage of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The casino at the Radisson Aruba Resort is centrally located within the hotel. The casino operates with approximately 200 TITO slot machines, 16 tables and 1 food and beverage outlet. The island of Aruba has a population of 104,000, and up to 70,000 tourists visit on any given day. The casino is located on the High Rise strip on Palm Beach, the main tourist destination on the island, approximately two miles from downtown Oranjestad, the capital of Aruba.

For the year ended December 31, 2013, net operating revenue from concessionaire and management agreements totaled $6.8 million, or 7%, of our total net operating revenue.

Racing Entertainment Center

Century Downs Racetrack and Casino - Calgary, Canada

On November 30, 2012, our subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. ("UHA") in connection with the development of a proposed Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada, to be called Century Downs Racetrack and Casino.

The REC project would be the only horse race track in the Calgary area and would consist of a 5.5 furlongs (0.7 miles) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project pre-dates a  three year moratorium imposed by the Alberta Gaming and Liquor Commission (“AGLC”) on new casinos and RECs that runs until 2015. The AGLC also has an option to extend the moratorium for an additional two years.

The project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location is positioned at an exit off the Queen Elizabeth II Highway, which is the main corridor between Calgary and Edmonton and one of the most heavily used highways in Western Canada. The location is also next to the CrossIron Mills shopping mall, a major regional attraction. The location will allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC will be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a different customer base, including customers who also are interested in horse racing.

The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horseracing in Alberta, has approved the REC project and approved a license. Construction commenced in March 2014 and we anticipate that UHA will complete the REC by the end of 2014.

On November 29, 2013, CCE finalized an amended credit agreement with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our credit agreement (the “BMO Credit Agreement”) with the Bank of Montreal (“BMO”). The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years.  CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders.

Under the management agreement and credit agreement as amended, CCE acquired 15% of UHA, controls the UHA Board of Directors and will manage the development and operation of the REC project. Once the REC is developed and operational and for as long as CCE has not converted the UHA loans into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. As a condition of AGLC licensing, we anticipate converting the loan to a majority ownership interest on or before the REC is operational. As of November 29, 2013, we began consolidating UHA as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. We account for and report the 85%  UHA ownership interest as a non-controlling financial interest.

Additional Projects and Other Developments

On June 10, 2013, we announced that we have applied for a casino license at the Hotel InterContinental in Vienna, Austria. The 450-room Hotel InterContinental is located in the city center of Vienna. We are one of four companies applying for the 15-year license. We expect a decision by the Austrian Minister of Finance during the second quarter of 2014. There is no assurance that we will be granted the license.

We have a contingent 26% share in and management agreement with “Century Betriebs AG”, an entity that would develop and own the Hotel InterContinental casino. If we are granted the license, we expect to invest approximately $7.9 million of an anticipated $18.0 million required to develop the casino inside the Hotel InterContinental. After a construction period estimated at nine months, the casino would offer approximately 300 slot machines and 25 tables on a 16,000 square foot gaming floor.

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

Marketing and Competition

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print and billboard advertising. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, preferred parking, food, lodging, game tournaments and other special events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed a multi-tiered reward program based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one REC) in the Edmonton market. Our casino is one of two casinos in Edmonton that have both a hotel and showrooms. Our showrooms allow the property to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. Our casino is the only casino in the Edmonton market to offer comedic performances and a heated parking garage. Our hotel has 26 rooms. One showroom is 10,700 square feet and seats approximately 450 customers, and the other showroom is 3,000 square feet and seats approximately 200 customers. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately ten kilometers away. With the exception of a First Nations gaming operation, smoking has been banned in all Edmonton casinos and this is considered a competitive disadvantage.

Calgary, Canada – The Century Casino Calgary has six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to our casino is a 30-lane bowling alley, a  1,000 square foot lounge that can seat approximately 100 customers,  a 4,500 square foot showroom that can seat approximately 500 customers and an 18,000 square foot showroom that can seat approximately 1,000 customers. Using numerous forms of media, we concentrate our marketing on the casino floor, the players’ club and the bowling alley. The casino is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away. With the exception of a First Nations gaming operation, smoking has been banned in all Calgary casinos and this is considered a competitive disadvantage.

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2013, there were 14 active casino licensees operating in Cripple Creek, 7 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 58% of the total gaming devices in Colorado in 2013 and approximately 74% of total gaming revenues in Colorado in 2013.

Management believes that an integral component in attracting gaming patrons to our Colorado casinos is the availability of adequate, nearby parking and lodging. At our Cripple Creek property, we presently own a total of 271 surface parking spaces. We believe we have sufficient close proximity parking. However, covered parking garages provided by four of our competitors in Cripple Creek may negatively impact our casino, particularly during inclement weather. Our casino in Central City has a 500-space covered parking garage offering free public parking. Several other casinos in the Central City/Black Hawk market also have covered parking garages. In addition, three of our competitors in the Cripple Creek market and five of our competitors in the Central City and Black Hawk market have more hotel rooms, providing them with an advantage during inclement weather and the peak tourist season. The State of Colorado banned smoking in all casinos in Cripple Creek, Central City and Black Hawk in January 2008.

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food quality. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print and billboard advertising.

Poland – CPL competes with 40  casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, four other casinos in the Warsaw district compete with our Warsaw casinos. Eight additional licenses to operate casinos in small cities across Poland were granted by the Minister of Finance in 2012 and 2013. All eight have started operations. The Polish Minister of Finance does not disclose individual casino data. All slot arcades operating slot machines outside of casinos must cease operations in 2015. We anticipate this will positively benefit CPL’s operations. Smoking was restricted in all Polish casinos in November 2010. However, the impact of this restriction on revenues has not been significant as CPL currently offers a smoker friendly environment to guests by providing smoking zones and/or smoking cabins in each casino.

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We rely on each cruise ship’s marketing efforts to attract on-board customers to our casinos. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities including land-based casinos.

Aruba – The Radisson Aruba Hotel, Casino & Spa, for which we hold the casino management agreement, has 12 competitors in the Aruba market. Our main marketing activity is focused on promotions to drive traffic at the casino with promotions such as tables and slot tournaments and various events at the casino including live music and bingo. Marketing efforts are targeted to hotel guests staying at the Radisson Aruba Hotel as well as tourists and locals from the island. In addition, the casino is located on the High Rise Strip on Palm Beach, which is the main tourist destination on the island.

Seasonality

Canada – Our casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities.

Colorado – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels.

Poland – CPL generally attracts more customers from October through March because domestic customers generally vacation out of the country during the summer months.

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

Aruba – The Radisson Aruba Hotel, Casino & Spa, for which we hold the management agreement, is popular among tourists throughout the year, with the peak season being from the end of December through April.

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

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted, and the AGLC approved a three-year moratorium ending in 2015 on new casinos and RECs with an option to extend the moratorium for an additional two years. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. Our licenses must be renewed every five years, with the next renewals scheduled for 2018 in both Edmonton and Calgary. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC allows casino table games to operate a maximum of 14 consecutive hours, commencing no earlier than 10:00 a.m. and ending no later than 2:00 a.m. The AGLC allows casinos to operate slot machines a maximum of 17 consecutive hours commencing at 10:00 a.m.  and ending no later than 3:00 a.m. and casino poker rooms may operate 24 hours a day. Effective April 1, 2014, the AGLC will allow casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. Casinos may permit only individuals 18 or older to gamble in the casino and may not provide credit to gaming patrons. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette with a maximum single bet of $100 for 3 Card Poker, 4 Card Poker and Ultimate Texas Hold’em table games, $1,000 for all other tables games and a maximum single bet of $1 for slot machines.

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

The AGLC retains 85% of slot machine net sales, of which 15% is allocated to licensed charities.  For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity.

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

In November 2011, the Gaming Commission voted unanimously to allow Colorado casinos to begin offering electronic downloadable promotional credits. Promotional credits allow casinos to offer customers free plays on slot machines through an electronic card that patrons receive. However, the downloadable credits are subject to tax by the state. Previously, Colorado gaming rules required that all winnings or credits earned by players be redeemable and were not subject to tax until played. We anticipate offering downloadable credits to our customers in 2014 and that the addition will have a positive impact on customer volume. We purchased and installed downloadable credit software in December 2013 at our property in Cripple Creek and in January 2014 at our property in Central City.

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•Effective in 2016, the operation of slot machines is permitted in casinos only;

•A maximum of 70 slot machines is allowed per casino;

•All licensees must go through a renewal process once their current six year license has expired;

•All slot arcades are being phased out and will cease operations in 2015;

•The gaming tax rate assessed on gross gaming revenue is 50%; and

•Poker cash games are prohibited in Poland, except for authorized poker tournaments.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. The Minister of Finance periodically notifies the public of license availability and those interested can submit an application. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, the applicant may operate the casino applied for in accordance with Polish gaming legislation and policies for six years, subject to renewal. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges.

Cruise Ships

The casinos onboard the cruise ships operate on international and Alaskan waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Aruba

The Minister of Justice governs gaming in Aruba. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license with a minimum of 250 rooms. As a result, the Radisson Aruba Hotel, which has 355 hotel rooms, holds the casino license and we operate the casino under a management agreement. The casino license is not required to be renewed by the hotel. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalty of closure, fines and/or withdrawal of license.

Non-Gaming Regulation

We are subject to certain foreign, federal, state, provincial and local safety and health, employment and environmental laws, regulations and ordinances that apply to our non-gaming operations. We have not made, and do not anticipate making, material expenditures with respect to these laws, regulations and ordinances. However, the coverage of and attendant compliance costs associated with, such laws, regulations and ordinances may result in future additional costs to our operations.

Rules and regulations regarding the service of alcoholic beverages are strict. The loss or suspension of a liquor license could significantly impair our operations. Local building, parking and fire codes and similar regulations also could impact our operations and any proposed development of our properties.

Employees

As of December 31, 2013,  we had approximately 1,300 full-time employees and 300 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 174 of the employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	60	Chairman of the Board and Co Chief Executive Officer
Peter Hoetzinger	51	Vice Chairman of the Board, Co Chief Executive Officer and President
Margaret Stapleton	52	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	45	Managing Director Century Casinos Europe GmbH, Vice President Operations, Chief Information Officer

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

Margaret Stapleton was appointed Executive Vice President, Principal Financial/Accounting Officer and Secretary, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 30 years of experience in corporate accounting and internal audit. Mrs. Stapleton previously served as our Director of Internal Audit and Compliance beginning in 2005.

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler has more than eight years of casino industry experience. Mr. Terler is currently overseeing our operations in North America, on our cruise ship-based casinos and our Caribbean operations. He is also our Chief Information Officer. Mr. Terler has been employed by us since 2006.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge through the “SEC Filings” tab in the Investor Relations section of our website at http://www.cnty.com as soon as reasonably practicable after such report has been filed with, or furnished to, the SEC. None of the information posted to our website is incorporated by reference into this report.

Segment and Financial Information about Geographic Areas

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 12 for segment and geographic information.

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

We face intense competition from other casinos in jurisdictions in which we operate and from destination venues. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for our casino in Edmonton, Canada we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position. The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Legalized gaming is currently permitted in various forms throughout much of the world. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. Although the future of Internet gaming is still uncertain, there has been increased discussion about potential legalized Internet gaming in the U.S. at the national or state levels, in part due to an interest in raising tax revenue. For example, Nevada recently enacted new regulations to allow the state’s casino companies to operate Internet poker websites limited to players within Nevada’s borders, and the U.S. Department of Justice released an opinion that the Interstate Wire Act of 1961 applies only to sports-related gambling activities in interstate and foreign commerce. This opinion, in conjunction with the Unlawful Internet Gambling Enforcement Act, may increase non-sport related Internet gambling. Any additional gaming opportunities that become available in our markets could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. The Polish Minister of Finance has granted a number of additional gaming licenses in recent years, and these and any additional gaming licenses could adversely affect our Polish operations.

In addition, capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment may be necessary from time to time to preserve the competitiveness of our properties. The gaming industries in which we operate are competitive and we expect them to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than those of our competitors, causing us to lose our competitive position.

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

In addition to gaming regulations, we are also subject to various federal, state, provincial, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. The AGLC retains 85% of slot machine net sales, of which the AGLC allocated 15% to licensed charities. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

Potential changes in the regulatory environment may adversely affect the results of our operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In particular, in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continued competitive threat to us. Periodic changes to the membership of the Colorado Gaming Commission (including the July 2011 removal and replacement of all of the Gaming Commission’s commissioners by the Governor of Colorado)  and turnover in the office of the Governor of Colorado (who appoints both the members of the Gaming Commission and the executive director of the Department of Revenue, which oversees the Gaming Commission) also could adversely affect our results of operations.

We may be unable to obtain the capital necessary to fund our operations or potential acquisitions.

Our operating results are highly dependent on the volume of customers at our casinos and most of our revenue is essentially cash-based.  Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. Funding may be impacted by the global economic, credit and stock market conditions. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and may be highly dilutive to our current stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

Our financing agreements in Canada and Poland impose restrictive covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

Our various credit agreements require us to adhere to a number of significant financial covenants. These restrictions limit the ability of our subsidiaries’ in Canada and Poland to incur additional debt, obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in any of our credit agreements would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

We intend to make a loan to the REC project in Calgary, and if the loan defaults, our business may be adversely affected.

CCE has agreed to loan to UHA up to CAD 24 million for the exclusive use of developing and operating the REC project as various stages of the REC are completed. The loan is secured by the assets of the project. If the project is not completed and loan advances have been made, CCE would have the right to foreclose on any assets purchased. However, in those circumstances the value of the project assets may not be sufficient to satisfy the outstanding loan amount. In addition, the REC project may not be successful, which would adversely affect UHA’s ability to repay the loan. The failure of UHA to repay the loan could have a material adverse effect on the Company, including limiting our ability to repay additional monies borrowed under the BMO Credit Agreement.

We intend to develop and operate additional properties in the future and if our development efforts are not successful, our business may be adversely affected.

We regularly review opportunities to develop new properties. We may not be successful in obtaining the rights to develop such properties, and as a result, we may incur significant costs for which we will receive no return. Even if we are successful in obtaining the rights to develop new casino properties, commencing operations at new casino projects may require substantial development capital. This could be the case, for example, with the development of the REC project in Calgary. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters.

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

We may experience construction delays during our expansion or development projects, including the development costs associated with the REC project in Calgary,  which could adversely affect our operations.

From time to time we may commence construction projects at our properties. Construction on the REC project in Calgary, Alberta, Canada commenced in March 2014. In addition, we may engage in additional construction projects as part of our expansion in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

Our current and future projects could also experience:

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals;
•	changes to plans and specification (including changes for the Calgary REC project, some of which may require the approval of the AGLC);
•	delays and significant cost increases;
•	shortages of materials;
•	shortages of skilled labor or work stoppages for contractors and subcontractors;
•	labor disputes or work stoppages;
•	disputes with and defaults by contractors and subcontractors;
•	health and safety incidents and site accidents;
•	engineering problems, including defective plans and specifications;
•	poor performance or nonperformance by our partners or other third parties on whom we place reliance;
•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming and other facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;
•	environmental issues, including the discovery of unknown environmental contamination;
•	weather interference, floods, fires or other casualty losses; and
•	other unanticipated circumstances or cost increases.

The occurrence of any of these development and construction risks could increase the total costs of our construction projects, including the REC project in Calgary, or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects. This could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations. In addition, construction at our operating casinos may disrupt our customer’s experience and cause a decline in our revenue.

Actual costs and construction periods for any of our projects can differ significantly from initial expectations. We can provide no assurance that we will complete any project on time, if at all, or within established budgets, or that any project will result in increased earnings to us. If our initial budgets are not accurate, we may need to pursue additional financing to complete a proposed project, which may not be available on favorable terms or at all. The adverse impact on our results of operations resulting from cost overruns on any construction projects we undertake may harm our stock prices.

We may face disruption in integrating and managing facilities we open or acquire in the future, which could adversely impact our operations.

We continually evaluate opportunities to open new properties, some of which are potentially significant in relation to our size. We expect to continue pursuing expansion opportunities, and we could face significant challenges in managing and integrating expanded or combined operations resulting from our expansion activities. The integration of any new properties we open or acquire in the future will require the dedication of management resources that may temporarily divert attention from the day-to-day business of our existing operations, which may interrupt the activities of those operations and could result in deteriorating performance from those operations. For example, we recently acquired majority ownership in CPL and are currently integrating CPL into our operations, including its internal control structure. Management of new properties, especially in new geographic areas, may require that we increase our managerial staff, which would increase our expenses.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

In 2013, we derived our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. We are also listed on two stock exchanges, the NASDAQ Capital Market and the Vienna Stock Exchange. Our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

•	different time zones;
•	culture, management and language differences;
•	fluctuations in foreign currency exchange rates;
•	changes in laws and policies that govern our foreign operations;
•	possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	difficulty in establishing staffing and managing non-United States operations;
•	different labor regulations;
•	changes in environmental, health and safety laws;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military or political conflicts;
•	economic instability and inflation, recession or interest rate fluctuations; and
•	uncertainties regarding judicial systems and procedures.

These factors make it more challenging to manage and administer a globally-dispersed business and, as a result, we must devote greater resources to operating under several regulatory and legislative regimes (See “Governmental Regulation and Licensing” in Item 1, “Business”). This business model also increases our costs.

We may be adversely affected by reductions in discretionary consumer spending as a result of consumer concerns over economic conditions, homeland security, terrorism and war.

Our business may be adversely affected by international, national and local economic and political conditions.  The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary customer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, housing market instability, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. We are unable to predict the frequency, length or severity of economic circumstances.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties and have had a negative impact on travel and leisure expenditures, including gaming, lodging and tourism. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in countries throughout the world will directly or indirectly affect our business and operating results.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenue in the summer tourist season than any other time during the year. During the year ended December 31, 2013, net operating revenue attributable to our Colorado operations fluctuated from a low of $6.4 million in the fourth quarter to a high of $7.8 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other properties, our quarterly results may suffer.

Energy and fuel price increases may adversely affect our costs of operations and our revenue.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $1.9 million for utilities for all of our operations in 2013. Substantial increases in the cost of electricity and natural gas will negatively affect our results of operations. In addition, energy and fuel price increases could reduce the disposable income of our customers and cause a corresponding decrease in visitation to our properties, which would negatively impact our revenue. Fuel price increases also could discourage customers from driving to our casinos, particularly at Cripple Creek and Central City, which are not located in metropolitan areas. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. High winds, blizzards and sub-zero temperatures, such as those experienced in Colorado, Alberta and Poland from time to time, can limit access to our properties. Unprecedented flooding devastated the state of Colorado in September 2013. The flooding, which occurred across 2,000 square miles, had a significant negative impact on our businesses in Cripple Creek and Central City. Several thousand people in Longmont, Boulder, Fort Collins, Colorado Springs and Manitou Springs, the metropolitan populations that our Central City and Cripple Creek casinos primarily serve, were evacuated and several main highways were closed or partially closed for several weeks after the flooding. In addition, flooding occurred in the city of Calgary in June 2013. Table games at the property were closed for three days and slots were closed for one day. In addition, road closures due to flooding were in effect, making it difficult for customers to get to our Calgary casino.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer,  our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry, including property, casualty, terrorism and business interruption insurance, that insurance is subject to deductibles and limits on maximum benefits, including limitations on the coverage period for business interruption. Due to these variables, we may not be able to fully insure such losses, or fully collect, if at all, on claims resulting from severe weather conditions. For example, business interruption insurance did not apply to the unprecedented flooding that adversely impacted our property in Cripple Creek in September 2013 because access to Cripple Creek was not blocked from the less traveled highways west and south of the town. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage or self-insure. Among other factors, regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

Our business, financial condition, and results of operations may be harmed by work stoppages and other labor issues.

There are 174 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL. A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the U.S. and Canada are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

The majority of our revenue is generated from slot machines at our casinos. At our Colorado properties, we own or lease our slot machines through participation agreements. At our Canadian properties, the AGLC owns or leases slot machines through participation agreements. It is important for competitive reasons that we offer popular and up-to-date slot machine games to our guests at all of our casinos.

Slot machine manufacturers have frequently refused to sell some slot machines featuring the most popular games, instead requiring participation agreements in order to acquire the machines. Generally, a participation agreement is substantially more expensive over the long term than the cost to purchase a new machine. Participation agreements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation agreements that are more expensive than the costs associated with the continued operation of our existing slot machines in Colorado. In Canada, the AGLC is faced with this same risk. If the newer slot machines do not result in sufficient incremental revenue to offset the increased investment and participation costs, our profitability could be adversely affected.

We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

We have $158 million of long-lived assets, including $13.3 million of goodwill, $5.2 million in casino licenses, $2.1 million in trademarks and $133 million in property and equipment as of December 31, 2013. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of the long-lived assets carried on our balance sheet are impaired, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.

The current U.S. administration has made public statements indicating that international tax reform is a priority, and key members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. until those earnings are repatriated to the U.S., could affect the tax treatment of our foreign earnings. In addition, the cash and cash equivalent balances we currently maintain outside of the U.S. could be affected. Due to our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Uncertainties in Polish tax laws and other Polish laws and regulations may lead to additional liabilities

Polish tax laws and other Polish laws and regulations change frequently, and often there is no reference to established regulations or cases. The current laws and regulations also have ambiguities that lead to differences in interpretations between authorities and between authorities and companies.  Taxes or other payments may frequently be inspected by Polish authorities that are authorized to impose significant fines, extra liabilities and interest for underpayments. As a result, the tax risk is higher in Poland than in countries with better-developed tax systems. For example, in March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering December 2007 through December 2008 and January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008 and from January 1, 2011 to January 31, 2011. After proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS in November 2012 for the period January 2011 and in December 2013 for the period December 2007 through December 2008. Because of these decisions, CPL has paid PLN 3.6 million ($1.3 million) to the Polish IRS through December 31, 2013.  CPL continues to appeal the decisions through the Polish court appeals process and expects a final determination in 2014. However, the Company believes that the Polish IRS may seek to assess a liability for all periods from January 2007 to present. Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL and PLN 14.8 million ($4.9 million) has been recorded as a contingent liability as of December 31, 2013 on the Company’s consolidated balance sheet as of December 31, 2013.

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

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. For the year ended December 31, 2013, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. If in the future, we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or if our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements or other errors and we could be required to restate our financial results. In addition, as we consolidate or open new properties we must integrate their processes and procedures into our internal control framework. Further management must evaluate their internal controls to report on the effectiveness of our internal control over financial reporting. Integrating and evaluating new properties into our internal control framework requires additional cost and additional risk over our financial reporting.

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

We make use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information, including credit card numbers and other personally identifiable information for marketing and promotional purposes, is a critical element of our operations. Our collection and use of personal data are governed by state and federal privacy laws as well as the applicable laws in other countries in which we operate. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to market our products, properties and services to our guests.

Our information technology and other systems that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our business information may be lost, disclosed, accessed or taken without their or our consent. Non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in a loss of customers and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. If a cyber security breach were to occur, it could have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits and gaming regulatory proceedings relating to matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, provincial, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions.

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect us.  Our properties in Central City and Cripple Creek are located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although our properties are not part of a superfund site, it is possible that, as a result of our ownership and operation of our properties (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenue.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. Without electrical power or a failure of the technology services needed to run the computers, we may be unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act ("FCPA") and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to Our Common Stock and Austrian Depositary Certificates

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market in 2012 and 2013 varied from a high of $6.30 to a low of $2.45. Our common stock also trades on the Vienna Stock Exchange in the form of Austrian Depositary Certificates (“ADCs”). For a small company such as ours, having listings on two securities markets could decrease the trading volume on each market to levels that might increase the volatility of the trading price of our securities. Increased trading focus of our securities on one trading market could affect and significantly decrease the liquidity of our securities on the other market, which could make it difficult or impossible for an investor to sell our common stock or ADCs on the market with declining value.

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

Gaming authorities in the U.S. and Canada generally can require that any beneficial owner of our common stock and other securities, including our ADCs or common stock underlying the ADCs, file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock (including shares of common stock underlying our ADCs) from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos as of December 31, 2013:

Summary of Property Information

Property	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Hotel Rooms	Number of Restaurants	Number of Showrooms	Number of Bowling Alleys
Century Casino & Hotel – Edmonton	35,000	7	750	9	35	26	4	2	-
Century Casino – Calgary	20,000	8	508	25	16	-	1	3	1
Century Casino & Hotel – Central City	22,350	1.3	498	-	12	26	2	-	-
Century Casino & Hotel – Cripple Creek	19,600	3.5	448	-	6	18	1	-	-
Casinos Poland – Poland (1)	35,500		412	-	72	-		-	-
Cruise Ships (total of 12) (2)	13,500	-	423	-	53	-	-	-	-
Radisson Aruba Resort, Casino & Spa (3)	16,000	15	200	-	16	-	1	-	-

(1) We operate Casinos Poland as a majority owned subsidiary for which we have a controlling interest. Casinos Poland operates nine separate casinos in leased building spaces, including hotels, throughout Poland. The following table sets forth the location of each casino and the date each casinos’ license will expire as of December 31, 2013.

City	Location	License Expiration
Warsaw	Marriott Hotel	April 2019
Warsaw	LIM Center	October 2016
Krakow	Dwor Kosciuszko Hotel	March 2018
Lodz	Manufaktura Entertainment Complex	February 2018
Wroclaw	HP Park Plaza Hotel	December 2017
Poznan	NH Hotel	June 2018
Katowice	Altus Building	August 2016
Sosnowiec	Sosnowiec City Center	April 2018
Plock	Hotel Plock	February 2018

(2) Operated under concession agreements. We do not own the ships on which our casinos operate.

(3) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

We own each of the locations listed in the table above except for Casinos Poland, the cruise ships and the Radisson Aruba Resort, Casino & Spa.

As of December 31, 2013, the Century Casino & Hotel in Edmonton and Century Casino in Calgary are pledged as collateral for our obligations under a mortgage with BMO (see Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report).

Additional Property Information

Century Casino Calgary – In addition to the property described above, we currently lease approximately 28,900 square feet of land at our property in Calgary for additional parking.

Corporate Offices – We currently lease approximately 5,700 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Item 3.    Legal Proceedings.

We are not a party to any material pending litigation which, in management’s opinion, could have a material adverse effect on our financial position or results of operations except as follows.

In March 2011, the Polish IRS conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees covering December 2007 through December 2008 and the month of January 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008 and from January 1, 2011 to January 31, 2011. After proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decisions of the Polish IRS in November 2012 for the period January 2011 and in December 2013 for the period December 2007 through December 2008. Because of these decisions, CPL has paid PLN 3.6 million ($1.3 million) to the Polish IRS through December 31, 2013. CPL continues to appeal the decisions through the Polish court appeals process and expects a final determination in 2014. The Company believes that the Polish IRS may seek to assess a liability for all periods from January 2007 to present.

Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL and a contingent liability for all open periods of PLN 14.8 million ($4.9 million) has been recorded on the Company’s consolidated balance sheet as of December 31, 2013.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the NASDAQ Capital Market under the symbol “CNTY”. Our common stock in the form of ADCs is also traded on the Vienna Stock Exchange (“VSE”). At December 31, 2013, we had 2.3  million ADCs outstanding. Each ADC is equivalent to one share of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2013		2012
	High	Low	High	Low
First Quarter	$3.15	$2.61	$3.19	$2.45
Second Quarter	$3.75	$2.83	$3.18	$2.50
Third Quarter	$6.15	$3.38	$3.08	$2.46
Fourth Quarter	$6.30	$4.41	$3.04	$2.48

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 13, 2014, we had 117 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2013 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2013.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 21E of the Exchange Act, Section 27A of the Securities Act, and the Private Securities Litigation Reform Act of 1995, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

In March 2007, our subsidiary CCE acquired 33.3% of the outstanding shares issued by CPL and we accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. As of the date of this acquisition, we began consolidating our 66.6% ownership of CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 412 slot machines and 72 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2013, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	22
Warsaw	1.7 million	LIM Center	45	3
Krakow	760,000	Dwor Kosciuszko Hotel	50	8
Lodz	730,000	Manufaktura Entertainment Complex	40	8
Wroclaw	630,000	HP Park Plaza Hotel	62	12
Poznan	550,000	NH Hotel	30	3
Katowice	310,000	Altus Building	50	10
Sosnowiec	220,000	Sosnowiec City Center	34	3
Plock	130,000	Hotel Plock	31	3

We also operate 12 ship-based casinos onboard four cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. As of December 31, 2013, we had a total of 423 slot machines and 53 tables aboard the 12 cruise ships where we operated casinos. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operate ship-based casinos.

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

* The casino operation on board Insignia was suspended on April 5, 2012 as Oceania Cruises leased the vessel to a different cruise line. We will not operate this casino as long as the ship is leased to a different cruise line. We anticipate the Insignia will rejoin Oceania Cruises in May 2014, at which time we will again operate this ship-based casino.

In April 2014, Windstar Cruises plans to launch Star Pride, the first of three newly acquired all suite cruise ships. We will operate the ship-based casino aboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the planned ship-based casinos aboard each ship. In addition, in June 2014, TUI Cruises plans to launch the Mein Schiff 3. We will operate the ship-based casino aboard this 2,506 passenger ship.

In February 2014, we announced that we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino on board the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry is scheduled to commence operations May 15, 2014. The project has the full support of the Province of Nova Scotia, which pledged roughly $20 million over seven years to restart the Maine – Nova Scotia cruise ferry service. Nova Star is a new ship with a capacity of 1,215 passengers and 336 vehicles. We will equip and operate the ship-based casino with 70 slot machines and live and electronic table games.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA. We were not required to invest any amounts under the management agreement.

Century Downs Racetrack and Casino - Calgary, Canada

On November 30, 2012, our subsidiary CCE signed credit and management agreements with UHA in connection with the development and operation of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we operate as Century Downs Racetrack and Casino.

The REC project will be the only horse race track in the Calgary area and will consist of a 5.5 furlongs (0.7 miles) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project pre-dates a three year moratorium imposed by the AGLC on new casinos and RECs that runs until 2015. The AGLC also has an option to extend the moratorium for an additional two years.

The project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location will allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC will be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a different customer base, including customers who also are interested in horse racing.

The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horseracing in Alberta, has approved the REC project and approved a license. Construction commenced in March 2014 and we anticipate that UHA will complete the REC by the end of 2014.

On November 29, 2013, CCE finalized amended credit and management agreements with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest in UHA as collateral for the loan.   Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders.

Under the amended management and credit agreements, CCE acquired 15% of UHA, controls the UHA board of directors and will manage the development and operation of the REC project. Once the REC is developed and operational and for as long as CCE has not converted the UHA loans into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of AGLC licensing,  the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the 85% UHA ownership interest as a non-controlling financial interest.

Other Projects under Development

On June 10, 2013, we announced that we have applied for a casino license at the Hotel InterContinental in Vienna, Austria. The 450-room Hotel InterContinental is located in the city center of Vienna. We are one of four companies applying for the 15-year license.

We expect a decision by the Austrian Minister of Finance during the first quarter of 2014. There is no assurance that we will be granted the license.  We have a contingent 26% share in and management agreement with “Century Betriebs AG”, an entity that would develop and own the Hotel InterContinental casino. If we are granted the license, we expect to invest approximately $7.9 million of an anticipated $18.0 million required to develop the casino inside the Hotel InterContinental. After a construction period estimated at nine months, the casino would offer approximately 300 slot machines and 25 tables on a 16,000 square foot gaming floor.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

Average Rates	2013	2012	% Change
Canadian dollar (CAD)	1.0302	0.9996	(3.1%)
Euros (€)	0.7532	0.7781	3.2%
Polish zloty (PLN)	3.1597	3.2541	2.9%
Source: Pacific Exchange Rate Service

Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars. An increase in the value of these currencies in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.  See Note 2 "Significant Accounting Policies - Foreign Currency Translation" to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Year ended December 31, 2013 vs. 2012

Century Casinos, Inc. and Subsidiaries

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming Revenue	$ 95,472	$ 62,871	$ 32,601	51.9%
Hotel, Bowling, Food and Beverage Revenue	13,073	13,190	(117)	(0.9%)
Other Revenue	3,683	4,206	(523)	(12.4%)
Gross Revenue	112,228	80,267	31,961	39.8%
Less Promotional Allowances	(7,640)	(8,439)	(799)	(9.5%)
Net Operating Revenue	104,588	71,828	32,760	45.6%
Gaming Expenses	(50,319)	(30,208)	20,111	66.6%
Hotel, Bowling, Food and Beverage Expenses	(9,498)	(10,061)	(563)	(5.6)%
General and Administrative Expenses	(32,554)	(21,452)	11,102	51.8%
Total Operating Costs and Expenses	(98,970)	(66,478)	32,492	48.9%
(Loss) Earnings from Equity Investment	(135)	426	(561)	(131.7%)
Earnings from Operations	5,483	5,776	(293)	(5.1%)
Noncontrolling Interests	106	0	106	100.0%
Net Earnings	$ 6,181	$ 4,091	$ 2,090	51.1%

Basic and Diluted, Earnings Per Share	$ 0.26	$ 0.17	$ 0.09	52.9%

Net operating revenue increased by $32.8 million, or 45.6%,  for the year ended December 31, 2013 compared to the year ended December 31, 2012. Following is a breakout of net operating revenue by property or category for the year ended December 31, 2013 compared to the year ended December 31, 2012:

•	Edmonton increased by $0.7 million, or 2.8%.
•	Calgary decreased by ($1.4) million, or (14.3%).
•	Central City decreased by ($1.1) million, or (6.1%).
•	Cripple Creek decreased by ($0.1) million, or (0.9%).
•	Casinos Poland added $34.8 million from date of consolidation on April 8, 2013 through December 31, 2013.
•	Ship-based casinos and other decreased by ($0.1) million, or (1.4%).

Total operating costs and expenses increased by $32.5 million, or 48.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Following is a breakout of total operating costs and expenses by property or category for the year ended December 31, 2013 compared to the year ended December 31, 2012:

•	Edmonton decreased by ($0.3) million, or (1.5%).
•	Calgary decreased by ($1.8) million, or (17.5%).
•	Central City decreased by ($0.6) million, or (3.7%).
•	Cripple Creek decreased by ($0.4) million, or (3.4%).
•	Casinos Poland added $34.5 million from date of consolidation on April 8, 2013 through December 31, 2013 .
•	Ship-based casinos and other decreased by ($0.2) million, or (2.6%).
•	Corporate other increased by $1.3 million, or 23.5%.

Earnings from operations decreased by ($0.3) million, or (5.1%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. Following is a breakout of earnings from operations by property or category for the year ended December 31, 2013 compared to the year ended December 31, 2012:

•	Edmonton increased by $1.0 million, or 13.6%.
•	Calgary increased by $0.4 million, or 66.4%.
•	Central City decreased by ($0.5) million, or (21.5%).
•	Cripple Creek increased by $0.2 million, or 17.7%.
•	Casinos Poland added $0.3 million from date of consolidation on April 8, 2013 through December 31, 2013.
•	Ship-based casinos and other increased by $0.1 million, or 13.9%.
•	UHA added earnings of $0.1 million from date of consolidation on November 29, 2013 through December 31, 2013.
•	Corporate and other decreased by ($1.8) million or (37.1%)

Net earnings increased by $2.1 million, or 51.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Items deducted from or added to earnings from operations to arrive at net earnings include gains on business combinations related to the acquisition of the additional equity interest in CPL and the acquisition of UHA,  interest income, interest expense, gains or losses on foreign currency transactions,  income tax expense and non-controlling interest.  For the year ended December 31, 2013, we recognized a gain of $2.1 million because of measuring at fair value its 33.3% equity interest in CPL held prior to the acquisition of the additional equity interest in CPL.  We also recognized a $0.4 million gain because of the fair value measurement of the Company’s 15% controlling ownership interest in UHA. We reported the total $2.5 million gain in the Corporate Other category for the period ending December 31, 2013. For a discussion of certain of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

We have aggregated our operating segments into one reportable segment based on similarities among the nature of economic characteristics, services, customers and regulatory environments in which each segment operates.  Management views each property as an operating segment based on its business activities, financial information, and operating results, which our chief operating decision maker function uses to assess performance and allocate resources within the Company. Our properties provide gaming, hotel accommodations, dining facilities and other amenities to our customers, which we utilize to drive customer volume. Our operating results are highly dependent on the volume of customers at our resorts and customer volume affects the price we can charge for our hotel rooms, dining and other amenities. Because of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenue.

We have additional business activities including certain other corporate and management operations. Our operations that we do not segregate into operating segments we report as "corporate and other" operations in our reconciliations of operational results to consolidated results.

The following discussion provides further detail of consolidated results by operating segment.

Casinos

Edmonton

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 17,814	$ 17,341	$ 473	2.7%
Hotel, Food and Beverage	6,204	6,063	141	2.3%
Other	2,056	2,161	(105)	(4.9%)
Gross Revenue	26,074	25,565	509	2.0%
Less Promotional Allowances	(857)	(1,029)	(172)	(16.7%)
Net Operating Revenue	25,217	24,536	681	2.8%
Gaming Expenses	(6,611)	(6,827)	(216)	(3.2%)
Hotel, Food and Beverage Expenses	(4,075)	(4,291)	(216)	(5.0%)
General and Administrative Expenses	(5,608)	(5,461)	147	2.7%
Total Operating Costs and Expenses	(17,322)	(17,589)	(267)	(1.5%)
Earnings from Operations	7,895	6,947	948	13.6%
Net Earnings	$ 5,703	$ 4,688	$ 1,015	21.7%

Net operating revenue at our property in Edmonton increased by $0.7 million, or 2.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase in gaming revenue was offset by a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 3.1% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 (the “3.1% exchange rate decrease”).

In CAD, net operating revenue increased by $1.5 million, or 6.0%, due to increases in gaming, hotel, food and beverage revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The increase in gaming revenue was due to an increase in Baccarat and Blackjack table games play for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in hotel, food and beverage was due to higher hotel room occupancy and increased customer volumes of 1% on the gaming floor for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Total operating costs and expenses decreased by ($0.3) million, or (1.5%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in operating expenses was due to the 3.1% exchange rate decrease.

In CAD, total operating costs and expenses increased by $0.3 million, or 1.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was due to higher food, payroll and general and administrative costs for the year ended December 31, 2013 compared to the year ended December 31, 2012.

As a result of the foregoing, earnings from operations increased by $1.0 million, or 13.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. In CAD, earnings from operations increased by $1.2 million, or 17.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Net earnings increased by $1.0 million, or 21.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

In CAD, net earnings increased by $0.7 million, or 14.2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net earnings of CAD 0.7 million compared to the increase in earnings from operations of CAD 1.2 million is due to an increase in foreign currency exchange losses of $0.5 million and an increase in income tax expense of $0.3 million offset by a decrease in interest expense of $0.3 million for the year ended December 31, 2013.

Calgary

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 5,679	$ 6,390	($711)	(11.1%)
Bowling, Food and Beverage	2,567	3,015	(448)	(14.9%)
Other	531	1,026	(495)	(48.2%)
Gross Revenue	8,777	10,431	(1,654)	(15.9%)
Less Promotional Allowances	(270)	(502)	(232)	(46.2%)
Net Operating Revenue	8,507	9,929	(1,422)	(14.3%)
Gaming Expenses	(2,857)	(4,308)	(1,451)	(33.7%)
Bowling, Food and Beverage Expenses	(1,977)	(2,206)	(229)	(10.4%)
General and Administrative Expenses	(2,967)	(3,191)	(224)	(7.0%)
Total Operating Costs and Expenses	(8,721)	(10,565)	(1,844)	(17.5%)
Losses from Operations	(214)	(636)	(422)	(66.4%)
Net (Losses)	($31)	($527)	($496)	(94.1%)

Net operating revenue at our property in Calgary decreased by ($1.4) million, or (14.3%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in gaming revenue is partially due to the 3.1% exchange rate decrease.

In CAD, net operating revenue decreased by ($1.2) million, or (11.7%), due to decreases in gaming, bowling, food and beverage and other revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Gaming revenue decreased due to a decrease in Baccarat table games hold percentage and lower customer volume of    5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The lower customer volumes resulted in part due to the flooding that occurred in the city of Calgary during June 2013. Table games at the property were closed for three days and slots were closed for one day during June 2013. In addition, road closures due to flooding were in effect for seven days during June 2013, making it difficult for customers to travel to the casino. The decrease in food and beverage revenue was due to fewer showroom events and the decrease in bowling revenue was due to lower bowling customer volumes for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Total operating costs and expenses decreased by ($1.8) million, or (17.5%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.

In CAD, total operating costs and expenses decreased by ($1.6) million, or (14.9%),  primarily due to lower marketing and promotional expenses as a result of the property’s hosting showroom performances from third party vendors only for the year ended December 31, 2013 compared to the year ended December 31, 2012.

As a result of the foregoing, losses from operations decreased by ($0.4) million, or (66.4%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. In CAD, losses from operations decreased by ($0.4) million, or (65.0%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net losses decreased by ($0.5) million, or (94.1%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.

In CAD, net losses increased by $0.1 million, or 31.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net losses of CAD 0.1 million compared to the decrease in losses from operations of CAD (0.4) million was due to an increase in foreign currency exchange losses of $0.6 million for the year ended December 31, 2013 and a decrease in the income tax benefit of $0.1 million.

Central City

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 18,770	$ 20,013	($1,243)	(6.2%)
Hotel, Food and Beverage	2,471	2,631	(160)	(6.1%)
Other	190	195	(5)	(2.6%)
Gross Revenue	21,431	22,839	(1,408)	(6.2%)
Less Promotional Allowances	(4,057)	(4,338)	(281)	(6.5%)
Net Operating Revenue	17,374	18,501	(1,127)	(6.1%)
Gaming Expenses	(8,770)	(8,625)	145	1.7%
Hotel, Food and Beverage Expenses	(1,480)	(2,144)	(664)	(31.0%)
General and Administrative Expenses	(3,880)	(3,865)	15	0.4%
Total Operating Costs and Expenses	(15,399)	(15,984)	(585)	(3.7%)
Earnings from Operations	1,975	2,517	(542)	(21.5%)
Net Earnings	$ 1,225	$ 1,561	($336)	(21.5%)

Net operating revenue at our property in Central City decreased by ($1.1) million, or (6.1%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily due to a decrease in gaming revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to lower customer volumes of 9%  and flooding across the state of Colorado in September 2013 that caused evacuations and road closures in and around some of the metropolitan Front Range Colorado populations that the Central City property serves. In addition, the decrease in gaming revenue was due to an overall Central City gaming market decrease for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The Central City market decreased by 9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe the market decreased due to the flooding in September 2013. Although the overall Central City market decreased, our property’s market share increased by 2% for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Total operating costs and expenses decreased by ($0.6) million, or (3.7%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in total operating costs and expenses was due to a decrease in marketing and depreciation expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012.

As a result of the foregoing, earnings from operations decreased by ($0.6) million, or (21.5%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net earnings decreased by ($0.3) million, or (21.5%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in net earnings of ($0.3) million compared to the ($0.6) million decrease in earnings from operations was due to a decrease in income tax expense of ($0.2) million for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Cripple Creek

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 12,731	$ 12,916	($185)	(1.4%)
Hotel, Food and Beverage	1,444	1,481	(37)	(2.5%)
Other	99	104	(5)	(4.8%)
Gross Revenue	14,274	14,501	(227)	(1.6%)
Less Promotional Allowances	(2,455)	(2,570)	(115)	(4.5%)
Net Operating Revenue	11,819	11,931	(112)	(0.9%)
Gaming Expenses	(5,096)	(5,115)	(19)	(0.4%)
Hotel, Food and Beverage Expenses	(1,098)	(1,420)	(322)	(22.7%)
General and Administrative Expenses	(3,050)	(3,013)	37	1.2%
Total Operating Costs and Expenses	(10,200)	(10,555)	(355)	(3.4%)
Earnings from Operations	1,619	1,376	243	17.7%
Net Earnings	$ 1,004	$ 854	$ 150	17.6%

Net operating revenue at our property in Cripple Creek decreased by ($0.1) million, or (0.9%), for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of  3%  due to road closures from the flooding across the state of Colorado that occurred in September 2013 and the mudslides and threat of mudslides that occurred from July through September 2013, which adversely affected customer traffic from the Colorado Springs metropolitan area. In addition, the decrease in gaming revenue is due to an overall Cripple Creek market decrease for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The Cripple Creek market decreased by 4% for the year ended December 31, 2013 compared to the year ended December 31, 2012.  We believe the market decreased due to flooding in September 2013 in the Colorado Springs metropolitan area. Although the overall Cripple Creek market decreased, our property’s market share increased by 2% for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Total operating costs and expenses decreased by ($0.4) million, or (3.4%),  primarily due to lower marketing costs for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Because of the foregoing, earnings from operations and net earnings increased by $0.2 million, or 17.7%, and $0.2 million, or 17.6%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Casinos Poland

January 1, 2013 through April 7, 2013

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment. We recorded a decrease in earnings from our investment in CPL of $0.1 million for the period from January 1, 2013 through April 7, 2013. The decrease was primarily due to the decision to close the Gdynia property. The Casinos Poland management board decided to close the Gdynia property in March 2013 and the property closed  on August 14, 2013. Operations were minimal beginning June 30, 2013. CPL recognized $0.3 million in closing expenses for the period ending April 7, 2013, which reduced earnings from CPL.

April 8, 2013 through December 31, 2013

On April 8, 2013, CCE signed the final share sale agreement with LOT Polish Airlines and completed the purchase of an additional 33.3% ownership interest in CPL. We now own a 66.6% ownership interest in CPL. As of April 8, 2013, we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting it as an equity investment. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Earnings from operations are reduced by the non-controlling interest to arrive at net earnings.

For the period
April 8, 2013 through
Amounts in thousands	December 31, 2013
Gaming	$ 34,409
Food and Beverage	375
Other	33
Net Operating Revenue	34,817
Gaming Expenses	(21,738)
Food and Beverage Expenses	(868)
General and Administrative Expenses	(9,975)
Total Operating Costs and Expenses	(34,484)
Earnings from Operations	333
Non-controlling interest	(6)
Net Earnings	$ 12

Net operating revenue from CPL was $34.8 million, total operating costs and expenses were $34.5 million and earnings from operations were $0.3 million for the period from April 8, 2013 through December 31, 2013.  The majority of earnings from operations were from casinos in the Marriott Hotel in Warsaw and the Wroclaw and Katowice casinos. Properties that CPL opened during 2013 in Plock, Lodz and Poznan performed under expectations during the period.

The management board of CPL continues to evaluate all nine casinos to determine whether CPL will make strategic changes to the number of casinos opened and the cities in which we operate. On August 13, 2013, the management board of CPL decided to close the casino in the Hyatt Hotel in Warsaw. CPL transferred the Hyatt Hotel casino license to the Marriott Hotel on August 14, 2013 in order to operate two casinos in the Marriott Hotel.  The second casino in the Marriott Hotel is located in the LIM Center adjacent to the Marriott Hotel and serves what we believe is a different customer base.  If CPL closes additional casinos or otherwise makes significant changes, we anticipate incurring one-time costs.

Cruise Ships & Other

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Gaming	$ 6,069	$ 6,211	($142)	(2.3%)
Other	758	712	46	6.5%
Net Operating Revenue	6,827	6,923	(96)	(1.4%)
Gaming Expenses	(5,246)	(5,333)	(87)	(1.6%)
General and Administrative Expenses	(598)	(676)	(78)	(11.5%)
Total Operating Costs and Expenses	(6,246)	(6,413)	(167)	(2.6%)
Earnings from Operations	581	510	71	13.9%
Net Earnings	$ 504	$ 450	$ 54	12.0%

Net operating revenue from our ship-based casinos and Aruba management agreement decreased by ($0.1) million, or (1.4%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily due to lower revenue from the Mariner ship-based casino offset by an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses decreased by ($0.2) million, or (2.6%), for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to decreased gaming tax and concession and annual fees paid to cruise ship operators for the year ended December 31, 2013 compared to the year ended December 31, 2012.

As a result of the foregoing, earnings from operations and net earnings increased by $0.1 million, or 13.9%, and $0.1 million, or 12.0%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

United Horsemen of Alberta

For the period
November 29, 2013 through
Amounts in thousands	December 31, 2013
Other	$ 25
Net Operating Revenue	25
General and Administrative Expenses	38
Total Operating Costs and Expenses	38
Earnings from Operations	63
Non-controlling interest	112
Net (Losses)	($2)

November 29, 2013 through December 31, 2013

Net operating revenue from UHA was less than $0.1 million, total operating costs and expenses were less than $0.1 million and earnings from operations were $0.1 million for the period from November 29, 2013 through December 31, 2013.  Earnings from operations were from revenue earned from an off track betting parlor and insurance proceeds received from a damaged barn. Construction of the REC project began in March 2014 and we anticipate that UHA will complete the project by the end of 2014. Until the REC is operating, we anticipate incurring expenses related to managing the construction of the project and interest.

Corporate Other

	For the year ended
	December 31,
Amounts in thousands	2013	2012	Change	% Change
Other Revenue	$ 2	$ 8	($6)	(75.0%)
General and Administrative Expenses	(6,514)	(5,243)	1,271	24.2%
Total Operating Costs and Expenses	(6,636)	(5,372)	1,264	23.5%
Losses from Operations	(6,769)	(4,938)	1,831	37.1%
Net (Losses)	($2,234)	($2,935)	($701)	(23.9%)

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $1.3 million, or 24.2%,  for year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase was mainly due to increases in payroll, professional services and travel expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2013 and 2012 was as follows:

	For the year ended December 31,
Amounts in thousands	2013	2012	Change	% Change
Gain on Business Combination	$ 2,478	$ 0	$ 2,478	100.0%
Interest Income	$ 73	$ 37	$ 36	97.3%
Interest Expense	(983)	(670)	313	46.7%
Gains (Losses) on Foreign Currency Transactions & Other	318	(24)	342	1425.0%
Non-Operating Income (Expense), net	$ 1,886	($657)	$ 2,543	387.1%

Gain on business combination

We recognized a gain of $2.1 million as a result of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition date and a gain of $0.4 million as a result of our acquisition of UHA.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on $0.5 million loaned to an Asian company in connection with a proposed casino project in Southeast Asia. The Company has completed due diligence on the project in Southeast Asia and has decided not to move forward.

Interest expense

The increase in interest expense of $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to interest expense paid on CPL debt offset by savings from a lower average debt balance and lower average interest rate on the BMO Credit Agreement.

Taxes

The Company’s income tax expense by jurisdiction is summarized in the table below:

	For the twelve months			For the twelve months
Amounts in thousands	ended December 31, 2013			ended December 31, 2012
	Pre-tax income (loss)	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Canada	$ 4,769	$ 1,036	21.1%	$ 3,270	$ 877	26.9%
United States	(397)	25	-5.7%	774	66	8.6%
Mauritius	276	(91)	-32.8%	334	10	3.0%
Austria	651	54	23.0%	457	66	14.4%
Poland*	2,070	270	10.7%	285	9	3.2%
Total	$ 7,369	$ 1,294	17.5%	$ 5,120	$ 1,028	20.1%
* Poland includes earnings from the equity investment in CPL through April 7, 2013.

Our worldwide effective income tax rate for 2013 is 17.5%. A substantial portion of our earnings is from Canada, which has a 25% income tax rate. In addition, the effective income tax rate in Poland is significantly lower than the statutory rate of 19% due to the $2.1 million gain related to the CPL acquisition, which is not taxable. Finally, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, our overall effective income tax rate for our Canadian properties was significantly impacted in 2013 and can be significantly impacted by foreign currency gains or losses in the future.

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

In May 2012, the Company through its Canadian subsidiaries entered into the CAD 28.0 million BMO Credit Agreement. On May 23, 2012, we borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property (the “Edmonton Mortgage”). We also can use proceeds from the BMO Credit Agreement to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company.  On February 21, 2013, we borrowed an additional CAD 7.3 million from the BMO Credit Agreement to pay for the additional 33.3% investment in CPL. The shares of the Company’s Canadian subsidiaries are pledged as collateral for the BMO Credit Agreement and the BMO Credit Agreement is guaranteed by the Company. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. We complied with all covenants of the BMO Credit Agreement as of December  31, 2013 and through the date of filing. As of December 31, 2013, the amount outstanding under the BMO Credit Agreement was $9.3 million and we had approximately CAD 17.0 million (approximately $16.0 million based on the exchange rate in effect on December 31, 2013) available under the BMO Credit Agreement. The CAD 11.0 million we have borrowed cannot be re-borrowed once it is repaid.

On November 29, 2013, CCE finalized amended credit and management agreements with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest in UHA as collateral for the loan.   Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders. The Company has a committed term sheet from BMO for additional financing of the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Through the CPL acquisition, the Company assumed an additional $6.5 million in debt as of December 31, 2013. The debt includes two bank loans, two bank lines of credit and eleven capital lease agreements.

The first bank loan is with BRE Bank. CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the Casinos Poland properties, invest in slot equipment and relocate the Company’s casino in Poznan, Poland. As of December 31, 2013, the amount outstanding was $4.0 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016.  The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of this BRE Bank loan agreement as of December 31, 2013 and through the date of filing. The second bank loan is also with BRE Bank. CPL entered into the two year term loan in 2012 at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of December 31, 2013, the amount outstanding was $0.8 million, and CPL had no further borrowing availability under the loan. The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of this BRE Bank loan agreement as of December 31, 2013 and through the date of filing.

The two bank lines of credit are short-term facilities. CPL used both lines of credit to finance current operations. The first line of credit is with BPH Bank and is a short-term revolving credit facility that was entered into in 2012 at an interest rate of WIBOR plus 1.95%. As of December 31, 2013, the amount outstanding was $1.4 million and CPL had approximately $0.2 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of December 31, 2013 and through the date of filing. The second line of credit is with BRE Bank and is a short-term revolving credit facility entered into in 2004 and renewed on a yearly basis. The last renewal was effective in February 2013 at an interest rate of WIBOR plus 2.0%. As of December 31, 2013, the amount outstanding was $0.1 million and CPL had no availability under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of December 31, 2013 and through the date of filing.

CPL’s remaining debt consists of eleven capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of December 31, 2013, the amount outstanding was $0.2 million.

Cash and cash equivalents totaled $27.4 million at December 31, 2013, and we had working capital (current assets minus current liabilities) of $5.6 million compared to cash and cash equivalents of $24.8 million and working capital of $13.5 million at December 31, 2012.  The increase in cash and cash equivalents is due to $7.4 million of cash provided by operating activities and $6.3 million in proceeds from borrowings net of principal payments and deferred financing costs, offset by $4.4 million used in the acquisition of the additional equity interest in CPL, $1.3 million loaned to UHA in connection with the development of the REC, $4.7 million for various capital expenditures, a $0.5 million loan for a proposed casino project in Southeast Asia, and a $0.2 million effect of exchange rate changes on cash.  The Company has completed due diligence on the project in Southeast Asia and has decided not to move forward.

Net cash provided by operating activities was $7.4 million and $9.2 million in 2013 and 2012, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges, and routine fluctuations in accounts payable, accrued expenses and other noncurrent liabilities resulting from cash management activities, somewhat offset by a decrease in accounts receivable. The decrease in prepaid expenses is due to prepaid lease payments for land purchased by UHA and the decrease in taxes payable is due to an increase in gaming taxes payable from the CPL acquisition and the $1.3 million tax payment from the Polish IRS tax audit of CPL.   Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $10.9 million for the year ended December 31, 2013 consisted of $4.4 million used to acquire CPL, $1.3 million loaned to UHA in connection with the development of the REC, $0.5 million loaned to pursue a  proposed casino project in Southeast Asia, $0.5 million to install new carpet at the casinos in Edmonton, Calgary and Central City, $1.0 million to purchase slot machines for our casinos in Central City, Cripple Creek and CPL, $0.3 million to lease vehicles for CPL, $0.1 million to install corporate accounting software at Casinos Poland, $1.6 million to upgrade our slot monitoring systems at our casinos in Central City and Cripple Creek, $0.4 million used to remodel the Poznan casino, $0.5 million to upgrade hotel rooms for our properties in Central City and Cripple Creek and $0.3 in cumulative additions at our remaining properties.

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

Net cash provided by financing activities of $6.3 million for the year ended December 31, 2013 consisted of $6.3 million cash received from various loan agreements net of principal repayments.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2012 or 2013. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2013. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt and potential new projects or dividends, if declared by the board of directors. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at December 31, 2013 as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the REC project will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $22.0 million of our total $27.4 million in cash and cash equivalents at December 31, 2013 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Critical Accounting Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this report. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Property and Equipment  - We have significant capital invested in our property and equipment, which represents approximately 70% of our total assets as of December 31, 2013. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2013, we believe that our investments in property and equipment are recoverable.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2013 include our Edmonton casino property, our CPL casino operations, and UHA’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill have been recorded during 2013 and 2012.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses.  The Company’s trademarks and UHA casino license are indefinite-lived intangible assets and therefore are not amortized.  The Company tests its trademarks and UHA casino license for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives.

Income Taxes – Significant judgment is required in developing our income tax provision. We have a valuation allowance of $5.4 million on our U.S. deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. We have a $0.8 million valuation allowance on our Calgary property deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. We also have a $0.6 million valuation allowance on CCE’s deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).

Based on our assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co Chief Executive Officers and our Principal Financial/Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our web site.

Item 11.    Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2013 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	125,638 (1)	$4.74	1,529,428
Equity compensation plans not approved by security holders	-	-	-
Total	125,638	$4.74	1,529,428

(1)	As of December 31, 2013, there were 125,638 securities to be issued upon exercise of outstanding options and other rights exercisable under the 2005 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	List of documents filed with this report
1.	Financial Statements

The financial statements and related notes, together with the reports of our independent registered public accounting firms, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

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
(10) Material Contracts
10.1

Credit Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc.,  dated November 30, 2012, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2012.

10.2A

Management Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc.,  dated November 30, 2012, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 23, 2012.

10.2B

Credit Agreement as of November 29, 2013 by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K dated November 29, 2013.

10.3

Preliminary Conditional Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH, dated September 21, 2012, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated December 31, 2012.

10.4

Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH dated April 8, 2013, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2013.

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

10.7

Share Sale Agreement by and between EK Middle Class Financing AG and Century Casinos Europe GmbH dated June 6, 2013, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 6, 2013.

10.8

Credit Agreement by and between Century Resorts Alberta Inc. and Century Casino Calgary Inc. and the Bank of Montreal, dated May 23, 2012, is hereby incorporated by reference to the Company’s Current Report on Form 8-K dated May 29, 2012

10.9*

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

10.12

Credit Facility Agreement as of November 18, 2013 by and between Casinos Poland Sp. z o.o. and BRE Bank SA, is hereby incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 18, 2013.

(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
23.1†	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

† Filed herewith.

†† Furnished herewith.

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

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

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 31, 2014

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Century Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Century Casinos, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related consolidated statement of earnings, comprehensive earnings, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 28, 2013

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$ 27,348	$ 24,747
Receivables, net	1,205	700
Prepaid expenses	2,298	608
Inventories	498	311
Other current assets	115	86
Current portion of note receivable	195	0
Deferred income taxes	231	83
Restricted cash	470	0
Total Current Assets	32,360	26,535

Property and equipment, net	132,639	99,526
Goodwill	13,279	4,941
Equity investment	0	3,346
Deferred income taxes	3,634	2,145
Casino licenses	5,236	0
Trademark	2,129	104
Notes receivable	305	0
Security deposit	800	0
Deferred financing costs	242	478
Restricted cash	0	261
Total Assets	$ 190,624	$ 137,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ 4,195	$ 372
Accounts payable and accrued liabilities	8,279	6,379
Accrued payroll	4,257	2,806
Taxes payable	4,803	3,413
Contingent liability (note 3)	5,104	0
Deferred income taxes	163	101
Total Current Liabilities	26,801	13,071

Long-term debt, less current portion	29,864	3,192
Taxes payable and other	601	237
Deferred income taxes	3,908	2,680
Total Liabilities	61,174	19,180
Commitments and Contingencies (Note 13)
See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,377,761 and 24,243,926 shares issued; 24,377,761 and 24,128,114 shares outstanding	244	243
Additional paid-in capital	75,138	75,388
Retained earnings	44,419	38,238
Accumulated other comprehensive earnings	2,008	4,569
Treasury stock – 0 and 115,812 shares at cost	0	(282)
Total Century Casinos shareholders' equity	121,809	118,156
Non-controlling interest	7,641	0
Total Equity	129,450	118,156
Total Liabilities and Shareholders’ Equity	$ 190,624	$ 137,336
See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year ended
	December 31,
Amounts in thousands, except for per share information	2013	2012
Operating revenue:
Gaming	$ 95,472	$ 62,871
Hotel, bowling, food and beverage	13,073	13,190
Other	3,683	4,206
Gross revenue	112,228	80,267
Less: Promotional allowances	(7,640)	(8,439)
Net operating revenue	104,588	71,828
Operating costs and expenses:
Gaming	50,319	30,208
Hotel, bowling, food and beverage	9,498	10,061
General and administrative	32,554	21,452
Depreciation and amortization	6,599	4,757
Total operating costs and expenses	98,970	66,478
(Loss) earnings from equity investment	(135)	426
Earnings from operations	5,483	5,776
Non-operating income (expense):
Gain on business combination	2,478	0
Interest income	73	37
Interest expense	(983)	(670)
Gains (losses) on foreign currency transactions and other	318	(24)
Non-operating income (expense), net	1,886	(657)
Earnings before income taxes	7,369	5,119
Income tax provision	1,294	1,028
Net earnings	6,075	4,091
Plus: Net losses attributable to non-controlling interests	106	0
Net earnings attributable to Century Casinos, Inc. shareholders	$ 6,181	$ 4,091

Earnings per share:
Basic	$ 0.26	$ 0.17
Diluted	$ 0.26	$ 0.17
Weighted average shares outstanding - basic	24,052	24,004
Weighted average shares outstanding - diluted	24,213	24,105

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	For the year ended
	December 31,

Amounts in thousands	2013	2012

Net earnings	$ 6,075	$ 4,091

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,561)	1,278
Other comprehensive (loss) income, net of tax:	(2,561)	1,278
Comprehensive earnings	$ 3,514	$ 5,369
Plus: Comprehensive loss attributable to non-controlling interests	$ 106	$ 0
Less: Foreign currency translation adjustments attributable to non-controlling interests	($279)	$ 0
Comprehensive earnings attributable to Century Casinos shareholders	$ 3,341	$ 5,369

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2012	23,877,362	$ 240	$ 75,144	$ 3,291	$ 34,147	($282)	$ 112,540	$ 0	$ 112,540
Net earnings	0	0	0	0	4,091	0	4,091	0	4,091
Foreign currency translation adjustment	0	0	0	1,278	0	0	1,278	0	1,278
Amortization of stock-based compensation	0	0	(4)	0	0	0	(4)	0	(4)
Exercise of stock options	250,752	3	248	0	0	0	251	0	251
BALANCE AT December 31, 2012	24,128,114	$ 243	$ 75,388	$ 4,569	$ 38,238	($282)	$ 118,156	$ 0	$ 118,156
Net earnings	0	0	0	0	6,181	0	6,181	(106)	6,075
Foreign currency translation adjustment	0	0	0	(2,561)	0	0	(2,561)	279	(2,282)
Amortization of stock-based compensation	0	0	33	0	0	0	33	0	33
Fair value of non-controlling interest	0	0	0	0	0	0	0	7,468	7,468
Exercise of stock options	249,647	1	(283)	0	0	282	0	0	0
BALANCE AT December 31, 2013	24,377,761	$ 244	$ 75,138	$ 2,008	$ 44,419	$ 0	$ 121,809	$ 7,641	$ 129,450

See notes to consolidated financial statements.

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
Amounts in thousands	2013	2012

Cash Flows from Operating Activities:
Net earnings	$ 6,075	$ 4,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,599	4,757
Gain on business combination	(2,478)	0-
Loss on disposition of fixed assets	570	33
Amortization of stock-based compensation	33	(4)
Amortization of deferred financing costs	82	154
Deferred tax expense	(348)	(48)
Loss (earnings) from unconsolidated subsidiary	135	(426)
Changes in Operating Assets and Liabilities:
Receivables	182	420
Prepaid expenses and other assets	(1,346)	(167)
Accounts payable and accrued liabilities	(360)	(303)
Inventories	(72)	(35)
Other operating assets	(4)	(15)
Other operating liabilities	113	0
Accrued payroll	150	426
Taxes payable	(1,888)	317
Net cash provided by operating activities	7,443	9,200

Cash Flows used in Investing Activities:
Purchases of property and equipment	(4,746)	(3,784)
Acquisition of Casinos Poland, net of cash acquired	(4,399)	0
Acquisition of United Horsemen of Alberta, net of cash acquired upon consolidation	98	0
Proceeds advance to United Horseman of Alberta prior to consolidation	(1,390)	0
Payment of origination costs of United Horsemen of Alberta loan prior to consolidation	(52)	(113)
Restricted cash escrowed for loan to United Horsemen of Alberta prior to consolidation	0	(261)
Proceeds from disposition of assets	72	8
Issuance of note receivable	(500)	0
Net cash used in investing activities	(10,917)	(4,150)

Cash Flows used in Financing Activities:
Proceeds from borrowings	13,181	3,626
Payment of deferred financing costs	0	(301)
Principal repayments	(6,863)	(9,248)
Proceeds from exercise of stock options	0	251
Net cash provided by (used in) financing activities	$ 6,318	$ (5,672)
-	Continued -

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year ended December 31,
Amounts in thousands	2013	2012

Effect of Exchange Rate Changes on Cash	($243)	$ 177

Increase (decrease) in Cash and Cash Equivalents	$ 2,601	($445)

Cash and Cash Equivalents at Beginning of Period	$ 24,747	$ 25,192
Cash and Cash Equivalents at End of Period	$ 27,348	$ 24,747
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 731	$ 561
Income taxes paid	$ 3,864	$ 1,140
Non-cash investing activities:
Purchase of property, plant and equipment on account	$ 1,343	$ 371

See notes to consolidated financial statements.

-F10-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2013, the Company owned casino operations in North America, managed cruise ship-based casinos on international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Central City, Colorado; and
-	The Century Casino & Hotel in Cripple Creek, Colorado.

The Company operates 12 ship-based casinos onboard four cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. In addition, in February 2014 the Company announced that it signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino on board the Nova Star. Nova Star Cruises will operate a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry service is scheduled to start May 15, 2014.

In March 2007, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”) acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL” or “Casinos Poland”) and the Company accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. As of the date of acquisition; the Company began consolidating its 66.6% ownership of CPL as a majority-owned subsidiary for which it has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL. The Company accounts  for and reports the 33.3% Polish Airports ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CPL.

In December 2010, the Company entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. The Company receives a management fee consisting of a fixed fee, plus a percentage of the casino’s earnings before interest, taxes, depreciation and amortization.  The Company was not required to invest any amounts under the management agreement.

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. ("UHA") in connection with the development and operation of a Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.  On November 29, 2013, CCE and UHA amended the management agreement and credit agreements. Under the amended agreements, CCE owns 15% of UHA, controls the UHA board of directors and manages the development of the REC project. The Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013.  Unaffiliated shareholders own the remaining 85% of UHA and the Company accounts  for and reports  the 85% UHA ownership interest as a non-controlling financial interest. See Note 3 for additional information related to UHA.

-F11-

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of CCI and its majority owned subsidiaries. As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncement – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently assessing the impact the standard will have on its financial statements.

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

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first out method.

Property and Equipment - Property and equipment are stated at cost. Depreciation of assets in service is determined using the straight-line method over the estimated useful lives of the assets. Leased property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets, whichever is shorter. Estimated service lives used are as follows:

Buildings and improvements	7–39 years
Gaming equipment	3–7 years
Furniture and non-gaming equipment	3-7 years

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. No long-lived asset impairment charges were recorded for the years ended December 31, 2013 or 2012.

-F12-

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations.  See Note 5.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses.  The Company’s trademarks and UHA casino license are indefinite-lived intangible assets and therefore are not amortized.  The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives.  See Note 5.

Foreign Currency Translation –

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

Ending Rates	2013	2012
Canadian dollar (CAD)	1.0636	0.9949
Euros (€)	0.7258	0.7584
Polish zloty (PLN)	3.0182	3.0996

Average Rates	2013	2012	% Change
Canadian dollar (CAD)	1.0302	0.9996	(3.1%)
Euros (€)	0.7532	0.7781	3.2%
Polish zloty (PLN)	3.1597	3.2541	2.9%
Source: Pacific Exchange Rate Service

Comprehensive Earnings (Loss) – Comprehensive earnings (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition and Promotional Allowances – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, bowling, food and beverage revenue is recognized when products are delivered or services are performed. Management fees are recognized as revenue when services are provided. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Revenue is recognized net of incentives related to gaming play and points earned in point-loyalty programs.

-F13-

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

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons to customers for the purpose of generating future revenue. The value of coupons redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses.

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the points earned multiplied by the redemption value, and records a corresponding reduction in casino revenue. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2013 and 2012, the outstanding balance of this liability was $0.9 million and $1.0 million, respectively.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Expenses – Advertising costs are expensed when incurred by the Company. Advertising expenses were $1.4 million and $1.6 million in each of the years ended December 31, 2013 and 2012, respectively.

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment by reviewing internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets of $5.4 million resulting from net operating losses in the U.S., $0.8 million resulting from the Calgary casino purchase and $0.6 million from the Century Casinos Europe subsidiary have been fully reserved (see Note 10). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future.

Earnings Per Share – The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the year ended December 31, 2013 and 2012 were as follows:

-F14-

	For the year ended
	December 31
Amounts in thousands	2013	2012
Weighted average common shares, basic	24,052	24,004
Dilutive effect of stock options	161	101
Weighted average common shares, diluted	24,213	24,105

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year ended
	December 31
Amounts in thousands	2013	2012
Stock options	68	887

3. ACQUISITION

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. The acquisition of CPL furthers the Company’s strategy to grow and develop mid-size casinos. CPL is the owner and operator of nine casinos throughout Poland with a total of 412 slot machines and 72 gaming tables.  The Company paid for the purchase through borrowings under its credit agreement with the Bank of Montreal (“BMO Credit Agreement”) (Note 6). There was no contingent consideration related to the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $34.8 million in net operating revenue and less than $0.1 million in net earnings from the date of acquisition through December 31, 2013. Polish Airports owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 33.3% equity investment was determined to be $5.2 million as of the acquisition date. The $5.2 million was greater than the carrying value of the equity investment, resulting in a gain of $2.1 million, net of foreign currency translation. The Company recorded the gain in “Gain on business combination” in the 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained through the additional 33.3% interest acquired and on the Company’s internal valuation of CPL using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	relief from royalty method;
•	replacement cost method;
•	direct market value approach and direct and indirect cost approach; and
•	sales comparison approach, income approach and cost approach.

-F15-

•
•

Amounts in thousands (in USD)	Total
Investment fair value - April 8, 2013	$ 5,214
Investment book value at April 8, 2013	(3,020)
Gain on business combination including foreign currency translation	2,194
Less: foreign currency translation	(113)
Gain on business combination	$ 2,081

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

Acquisition Date	April 8, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$ 6,780
Acquisition-date fair value of the previously held equity interest	5,214
Total purchase consideration, including fair value of previously held equity interest	$ 11,994

-F16-

The assets and liabilities recognized as a result of the acquisition are as follows:

Cash	$ 2,381
Accounts receivable	545
Deferred tax assets - current	325
Prepaid expenses	354
Inventory	139
Other current assets	3
Property and equipment	17,905
Licenses	2,533
Trademark	1,924
Deferred tax assets, non-current	1,034
Other long-term assets	477
Current portion of long-term debt	(4,267)
Accounts payable and accrued liabilities	(1,743)
Contingent liability	(5,776)
Accrued payroll	(1,640)
Taxes payable	(2,112)
Long-term debt, less current portion	(1,687)
Deferred income taxes, non-current	(1,257)
Net identifiable assets acquired	9,138

Less: Non-controlling interest	(5,214)
Add: Goodwill	8,070
Net assets acquired	$ 11,994

The Company accounted for the transaction as a step acquisition, and accordingly, CPL's assets of $27.6 million (including $2.4 million in cash) and liabilities of $18.5 million were included in the Company's consolidated balance sheet at April 8, 2013. The goodwill is attributable to the expected synergies and economies of scale of incorporating CPL with the Company.  The acquisition also combines the specialties of the Company’s management expertise in the gaming industry with the brand awareness of Casinos Poland. Goodwill is not a tax deductible item for the Company.

Non-controlling interest

The Company recognized the Polish Airports’ non-controlling interest in CPL at its fair value as of the acquisition date. The Company estimated the fair value of the non-controlling interest by determining the value of a controlling interest in the entity. Having control over a company gives additional rights to the holder of the controlling interest as opposed to the holder of the non-controlling interest. The Company applied a 22.5% discount for lack of control to determine the value of the non-controlling interest. The discount for lack of control was estimated based on an analysis of the transactions in the casinos and gaming industry in the past five years. The resulting value of the non-controlling interest was PLN 16.5 million ( $5.2 million).

-F17-

Purchase Consideration – cash outflow

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$ 6,780
Less: balances acquired	(2,381)
Net of cash - investing activities	$ 4,399

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million in connection with the CPL acquisition. These costs include legal, accounting and valuation fees and have been recorded as general and administrative expenses.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees. Under Polish law, there is no specific regulation of how casinos should treat tips given by customers to casino employees.

Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods  from December 1, 2007 to December 31, 2008 and from January 1, 2011 to January 31, 2011.

After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS on November 30, 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administration Court and expects a decision in 2014.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for review of the period from December 1, 2007 to December 31, 2008. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed on December 31, 2013 and the Company reduced the contingent liability for the payment. CPL filed an appeal in January 2014 and expects a decision in 2014.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability for all open periods as of December 31, 2013 is estimated at PLN 14.8 million ($4.9 million).

Pro Forma Results

The following table provides unaudited pro forma information of the Company as if the acquisition of CPL had occurred at the beginning of the earliest period presented. This pro forma information is not necessarily indicative of the combined results of operations that actually would have been realized had the acquisition been consummated prior to the periods for which the pro forma information is presented, or of future results.

-F18-

	Unaudited For the year ended December 31,	Unaudited For the year ended December 31,
	2013	2012
Net operating revenue	$ 117,955	$ 115,843
Net earnings	$ 6,037	$ 4,620
Basic and diluted earnings per share	$ 0.25	$ 0.19

Century Downs Racetrack and Casino

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with UHA in connection with the development of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.

On November 29, 2013, CCE finalized amended credit and management agreements with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest (see below) as collateral for the loan.   Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and the CAD 11 million loan is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders.

Under the amended management and credit agreements, CCE acquired 15% of UHA, controls the UHA board of directors and will manage the development and operation of the REC project. Once the REC is developed and operational and for as long as CCE has not converted the UHA loans into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of AGLC licensing, the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the 85% UHA ownership interest as a non-controlling financial interest. UHA contributed a total of less than $0.1 million in net operating revenue and less than $0.1 million in net losses from the date of acquisition through December 31, 2013.

The REC project will be the only horse race track in the Calgary area and will consist of a 5.5 furlongs (0.7 miles) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horseracing in Alberta, has approved the REC project and approved a license. Construction commenced in March 2014 and the Company anticipates that UHA will complete the REC by the end of 2014.

-F19-

The Company accounted for the transaction as a business combination, and accordingly, UHA’s assets of $22.9 million (including $0.1 million in cash) and liabilities of $20.5 million were included in the Company's consolidated balance sheet at November 29, 2013. The goodwill is attributable to the expected business expansion opportunity for the Company. The acquisition leverages the Company’s management specialties and expertise in the gaming industry to the horse racing industry, and the REC project, once completed, will be one of the Company’s largest scale properties. Goodwill is not a tax deductible item for the Company.

Upon consolidation, the fair value of the Company’s 15% ownership interest was determined to be $0.4 million as of the acquisition date. Since the Company did not give any cash consideration for the 15% ownership interest, it recorded the $0.4 million as a gain in “Gain on business combination” in the 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained and on the Company’s valuation of UHA using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	multi-period excess earnings method;
•	cost method;
•	capitalized cash flow method;
•	discounted cash flow method; and
•	direct market value approach.

-F20-

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of November 29, 2013. Allocation of the purchase consideration is preliminary and subject to adjustment as the Company obtains additional information during the measurement period (a period up to one year).

Acquisition Date	November 29, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$ 0
Acquisition date fair value for 15% equity interest for the Company's guarantee of additional REC project financing	$ 397
Total purchase consideration	$ 397

Cash	$ 98
Restricted cash	472
Accounts receivable	126
Prepaid expenses	12
Casino license	3,001
Property and equipment	19,234
Accounts payable and accrued liabilities	(471)
Taxes payable	(19)
Contingent liability	(189)
Long-term debt, less current portion	(19,792)
Net identifiable assets acquired	2,472

Less: Non-controlling interest	(2,253)
Add: Goodwill	178
Net assets acquired	$ 397

Non-controlling interest

The Company recognized non-affiliated shareholders non-controlling interest in UHA at its fair value of $2.3 million as of November 29, 2013.

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.2 million in connection with the UHA acquisition. These costs include legal, accounting, and valuation fees and have been recorded as general and administrative expenses.

-F21-

Land

Prior to the Company’s acquisition, UHA purchased various plots of land on which to build the REC project. UHA sold a portion of this land consisting of 71.99 acres to 1685258 Alberta Ltd (“Rosebridge”).  UHA then entered into an agreement with Rosebridge to lease back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation.

Contingent Liability

Subsequent to the Company’s acquisition, 1369454 Alberta Ltd, a Canadian company, and the County of Rockyview filed a lawsuit against UHA for previously owed money not paid by UHA.  The case was settled and UHA issued a promissory note to pay 1369454 Alberta and the County of Rockyview $0.2 million subject to cost recoveries.

Financing

Prior to November 29, 2013, the Company loaned to UHA $1.4 million for deferred financing costs related to legal fees incurred for the UHA loan and various expenditures relating to the development of the REC. As of the date of consolidation, the Company began eliminating the loan as an intercompany transaction.

Restricted Cash

The Company’s subsidiary CCE loaned UHA $0.2 million to pay outstanding Canadian Federal tax owed by UHA in December 2013. The unsecured note is due and payable on December 31, 2014 and has a nominal 4% interest rate. The note will be repaid once $0.5 million of restricted cash is released from escrow held with Rosebridge in connection with the land lease.

Pro Forma Results

Pro forma information is not included because the limited activities of UHA since January 1, 2012 are immaterial.

4.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 consist of the following:

December 31,
Amounts in thousands	2013	2012
Land	$ 50,465	$ 30,639
Buildings and improvements	$ 89,429	$ 80,308
Gaming equipment	$ 22,244	$ 16,746
Furniture and non-gaming equipment	$ 19,243	$ 16,922
Capital leases	$ 286	$ 0
Capital projects in process	$ 1,704	$ 778
	$ 183,371	$ 145,393
Less accumulated depreciation	($50,732)	($45,867)

Property and equipment, net	$ 132,639	$ 99,526

Depreciation expense was $6.2 million for the year ended December 31, 2013 and $4.8 million for the year ended December 31, 2012.

-F22-

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2013 include our Edmonton casino property, our CPL casino operations, and UHA’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill have been recorded during 2013 and 2012.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CPL and UHA for the period ended December 31, 2013 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	UHA	Total
Balance – January 1, 2013	$ 4,941	$ 0	$ 0	$ 4,941
Purchase of Casinos Poland (Note 3)	0	8,070	0	8,070
Purchase of UHA (Note 3)	0	0	178	178
Effect of foreign currency translation	(319)	409	0	90
Balance – December 31, 2013	$ 4,622	$ 8,479	$ 178	$ 13,279

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark. As of April 8, 2013, the Company began reporting the Casinos Poland trademark as an intangible asset on the Company’s consolidated balance sheets. No impairment charges related to trademarks have been recorded during 2013 and 2012.

As of December 31, 2013, the carrying amounts of the trademarks were as follows:

Amounts in thousands
Century Casinos	$ 108
Casinos Poland	2,021
Total	$ 2,129

-F23-

Amounts in thousands	Century Casinos, Inc.	Casinos Poland	Total
Balance – January 1, 2013	$ 104	$ 0	$ 104
Additions	4	0	4
Purchase of Casinos Poland (Note 3)	0	1,924	1,924
Effect of foreign currency translation	0	97	97
Balance – December 31, 2013	$ 108	$ 2,021	$ 2,129

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize trademarks.   Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference.

Casino Licenses

Casinos Poland currently has nine casino licenses each with an original term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as finite-lived intangible assets on the Company’s consolidated balance sheets. Changes in the carrying amount of the Casinos Poland licenses from the date of acquisition to December 31, 2013 are as follows:

Casinos Poland
Amounts in thousands
Balance – April 8, 2013	$ 2,533
Amortization	(395)
Effect of foreign currency translation	107
Balance – December 31, 2013	$ 2,245

As of December 31, 2013, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2014	569
2015	569
2016	531
2017	433
2018	127
Thereafter	16
$ 2,245

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 4.0 years.

-F24-

UHA currently has one casino license pending final approval from the AGLC for the REC project. As of November 29, 2013, the Company began reporting the UHA license as an intangible asset on the Company’s consolidated balance sheet. As of December 31, 2013, the carrying amount of the license was $3.0 million. No impairment charges related to the license have been recorded during 2013.

UHA
Amounts in thousands
Balance – November 29, 2013	$ 3,001
Effect of foreign currency translation	10
Balance – December 31, 2013	$ 2,991

6.LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2013	2012
Credit agreement - Bank of Montreal	$ 9,277	$ 3,564
Credit agreement - Casinos Poland	4,798	0
Credit facilities - Casinos Poland	1,447	0
Capital leases - Casinos Poland	207	0
Financing obligation - UHA land lease	18,330	0
Total long-term debt	$ 34,059	3,564
Less current portion	(4,195)	(372)
Long-term portion	$ 29,864	$ 3,192

As of December 31, 2013, scheduled maturities related to long-term debt are as follows:

Amounts in thousands
2014	$ 4,195
2015	$ 2,714
2016	$ 2,645
2017	$ 1,034
2018	$ 1,034
Thereafter	$ 22,437
Total	$ 34,059

-F25-

The consolidated weighted average interest rate on all Company debt was 7.0% for the year ended December 31, 2013. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.75%. The Company pays a weighted average interest rate of 6.49% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 4.0% interest rate of the BMO Credit Agreement and the weighted average interest of 6.49%  on the CPL loan agreements because the Company began paying an implicit interest rate of 10.0% on debt related to the UHA financing obligation.

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On May 23, 2012, the Company borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years and is guaranteed by the Company. On February 21, 2013, the Company borrowed an additional CAD 7.3 million to pay for the additional 33.3% investment in CPL (Note 3). The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of December 31, 2013 and through the date of filing. As of December 31, 2013, the amount outstanding was $9.3 million and the Company had approximately CAD 17.0 million (approximately $16.0 million based on the exchange rate in effect on December 31, 2013)  available under the BMO Credit Agreement. The CAD 11.0 million the Company has borrowed cannot be re-borrowed once it is repaid.

Amortization expenses relating to deferred financing charges were $0.1 million for the period ended December 31, 2013 and $0.2 million for the period ended December 31, 2012. These costs are included in interest expense in the consolidated statements of earnings.

The Company has a committed term sheet from BMO for additional financing of the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Casinos Poland

Through the CPL acquisition, the Company assumed additional debt that totaled $6.5 million as of December 31, 2013. The debt includes two bank loans, two bank lines of credit and eleven capital lease agreements.

The first bank loan is with BRE Bank. CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of December 31, 2013, the amount outstanding was $4.0 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of December 31, 2013 and through the date of filing. The second bank loan is also with BRE Bank. CPL entered into the 2-year term loan at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of December 31, 2013, the amount outstanding was $0.8 million, and CPL had no further borrowing availability under the loan. The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of December 31, 2013 and through the date of filing.

-F26-

The two bank lines of credit are short-term facilities. CPL used both lines of credit to finance current operations. The first line of credit is with BRE Bank, which is a short-term revolving credit facility renewed on a yearly basis. The last renewal was effective in February 2013 at an interest rate of WIBOR plus 2.0%.  As of December 31, 2013, the amount outstanding was $0.1 million and CPL had no availability under the agreement. The BRE Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank line of credit as of December 31, 2013 and through the date of filing. The second line of credit is with BPH Bank, which also is a short-term revolving credit facility with an interest rate of WIBOR plus 1.95%. As of December 31, 2013, the amount outstanding was $1.4 million and CPL has approximately $0.2 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of December 31, 2013 and through the date of filing.

CPL’s remaining debt consists of eleven capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of December 31, 2013, the amount outstanding was $0.2 million.

UHA

Prior to the Company’s acquisition, UHA purchased various plots of land on which to build the REC project. UHA sold a portion of this land consisting of 71.99 acres to Rosebridge.  UHA then entered into an agreement with Rosebridge to lease back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of December 31, 2013, the outstanding balance on the financing obligation was $18.3 million and the implicit interest rate was 10%.

7.OTHER BALANCE SHEET CAPTIONS

Accounts payable and accrued liabilities are composed of the following as of December 31, 2013 and 2012:

December 31,
Amounts in thousands	2013	2012
Accounts payable	$ 2,460	$ 1,305
Accrued commissions (AGLC)	$ 726	$ 1,946
Progressive slot & table liability	$ 1,173	$ 935
Player point liability	$ 874	$ 1,017
Other accrued liabilities	$ 3,046	$ 1,176
Total	$ 8,279	$ 6,379

Accrued commissions (AGLC) include the portion of slot machine net sales and table games win owed to the AGLC as of December 31, 2013 and December 31, 2012.

Taxes payable are composed of the following as of December 31, 2013 and 2012:

-F27-

December 31,
Amounts in thousands	2013	2012
Accrued property taxes	$ 1,036	$ 1,052
Gaming taxes payable	$ 3,150	$ 1,031
Other taxes payable	$ 617	$ 1,330
Total	$ 4,803	$ 3,413

8.SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2013 and 2012. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2013. The repurchase program has no set expiration or termination date.

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

9.STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. All outstanding options from the EEIP have been issued and the Company no longer administers the plan. Stockholders of the Company approved a new equity incentive plan (the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The 2005 Plan limits the number of options that the Company can award to an eligible individual to 200,000 per year. The Company may not issue stock options at an option price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2013, the Company has granted, under the 2005 Plan, shares of incentive stock option awards (for which the option price was not less than the fair market value at the date of grant) and non-qualified options. Options granted to date have six-month, one-year, or four-year vesting periods. Through December 31, 2013,  the Company has issued all outstanding options at market value as of the date of the grant. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2005 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

-F28-

Stock Options

The Company did not issue options to employees in 2013 or 2012. As of December 31, 2013, there were 70,638 options outstanding to employees of the Company under the 2005 Plan.

Activity in the Company’s stock-based compensation plans for employee stock options was as follows:

	Option Shares	Weighted -Average Exercise Price	Weighted -Average Remaining Contractual Term	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2013	919,848	$ 2.94		895,348	$ 2.96
Granted	0	0.00
Exercised*	(849,210)	2.93
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2013	70,638	$ 3.03	$ 5.40	56,638	$ 3.21

*849,210 options were exercised and 249,647 shares were issued through net share settlement.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2013:

Dollar amounts in thousands
Exercise Price:	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
$0.91	11,526	11,526	$ 50	$ 50	4.9	4.9
$0.93	11,612	11,612	$ 50	$ 50	4.9	4.9
$2.30	35,000	21,000	$ 102	$ 61	6.4	6.4
$9.00	12,500	12,500	$ 0	$ 0	3.5	3.5
	70,638	56,638	$ 202	$ 161	5.15	5.15
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $5.21  per share as of December 31, 2013 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

-F29-

There were 30,000 options issued to independent directors of the Company during 2013. As of December 31, 2013,  there were 55,000 options outstanding to independent directors of the Company with a weighted-average exercise price of $6.93. During 2013,  independent directors did not exercise any options. The weighted-average fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	1.31%
Weighted-average expected life	5.4 yrs
Weighted-average expected volatility	63.6%
Weighted-average expect dividends	$0

For the years ended December 31, 2013 and 2012, the Company recorded less than $0.1 million for stock-based compensation expense. This amount is included in general and administrative expenses.

At December 31, 2013, there was $0.1 million of total unrecognized compensation expense related to unvested stock options remaining to be recognized through 2014.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s consolidated statement of cash flows. No excess tax benefits were recorded for the years ended December 31, 2013 and 2012.

10.INCOME TAXES

The Company’s provision (benefit) for income taxes is summarized as follows:

Amounts in thousands	For the twelve months ended December 31,
	2013	2012
U.S. Federal - Current	$ 25	$ 67
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	25	67

Foreign - Current	$ 1,616	$ 1,009
Foreign - Deferred	(348)	(48)
Provision for foreign income taxes	1,268	961
Total provision for income taxes	$ 1,294	$ 1,028

-F30-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2013	2012
U.S. Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	(18.5%)	(10.0%)
Equity in Polish investment	(5.4%)	0.2%
State income tax (net of federal benefit)	(0.3%)	0.8%

Valuation allowance	5.7%	(2.6%)
Permanent and other items	2.1%	(2.3%)
Total provision for income taxes	17.6%	20.1%

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. We have a valuation allowance of $5.4 million on our U.S. deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. We have a $0.8 million valuation allowance on our Calgary property deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. We also have a $0.6 million valuation allowance on CCE’s deferred tax assets as of December 31, 2013 due to the uncertainty of future taxable income. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

-F31-

The Company’s deferred income taxes at December 31, 2013 and 2012 are summarized as follows:

Amounts in thousands	2013	2012
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets - current:
Accrued liabilities and other	$ 169	$ 181
Deferred tax (liabilities) - current:
Prepaid expenses	(67)	(101)
Valuation allowance	(167)	(177)
Net deferred tax (liabilities) - current	(65)	(97)

Deferred tax assets - non-current:
Amortization of goodwill for tax	473	526
Amortization of startup costs	317	359
Property and equipment	971	1,089
NOL carry forward	2,894	2,584
Accrued liabilities and other	675	371
Total deferred tax assets - non-current	5,330	4,929
Valuation allowance	(5,265)	(4,832)
Net deferred tax assets - non-current	65	97
Total deferred tax assets - U.S. federal and state	$ 0	$ 0

Deferred tax assets (liabilities) - foreign

Deferred tax assets - current:
NOL carryforward	$ 0	$ 0
Other	229	79
Deferred tax (liabilities) - current:
Other	(96)	0
Net deferred tax assets - current	133	79

Deferred tax assets - non-current:
Property and equipment	1,771	621
NOL carryforward	2,483	2,504
Tax credits	262	348
Accrued liabilities and other	453	322
Deferred tax (liabilities) - non current:
Property and equipment	(2,477)	(2,682)
Contingent liability	(1,208)	0
Others	(223)	0
Valuation allowance	(1,400)	(1,745)
Net deferred tax (liabilities) - non-current	(339)	(632)
Total deferred tax (liabilities) - foreign	($206)	($553)
Net deferred tax (liabilities)	($206)	($553)

-F32-

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and South Africa, where it previously owned and operated casinos, as “major” tax jurisdictions, as defined by the Code.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2006 - 2012
U.S. State – Colorado	2005 - 2011
Canada	2006 - 2012
South Africa	2008 - 2009

The Company has recognized a $0.1 million tax liability for uncertain tax positions taken on its U.S. tax return and has recognized a $0.2 million tax liability for an uncertain tax position on a foreign tax return.  This adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2013.

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

As of December 31, 2013, the Company had not provided for taxes on undistributed foreign earnings that it considers indefinitely reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the Company or any of the Company’s subsidiaries located in the United States, or if the Company sells its stock in the foreign subsidiaries. However, the Company believes that any additional taxes could be offset, in part or in whole, by foreign tax credits.

The Company’s total amount of unrecognized tax benefit is summarized in the table below:

Amounts in thousands	2013	2012
Unrecognized tax benefit - January 1	$ 191	$ 191
Gross increases - tax positions in prior period	0	0
Gross decreases - tax positions in prior period	0	0
Gross increases - tax positions in current period	0	0
Settlements	0	0
Lapse of statute of limitations	(45)	0
Unrecognized benefit - December 31	$ 146	$ 191

-F33-

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued no penalties and interest of less than $0.1 million during 2013 and in total, as of December 31, 2013, recognized a liability of less than $0.1 million. During 2012, the Company accrued no penalties and interest of less than $0.1 million and in total, as of December 31, 2012, recognized a liability less than $0.1 million.

Included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012, is $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013 and 2012, $0.1 million, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company’s U.S. and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2013	2012
Income (loss) before taxes:
U.S.	($397)	$ 774
Foreign	7,766	4,345
Total income before taxes	$ 7,369	$ 5,119

11.  FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

-F34-

Nonrecurring Fair Value Measurements

The Company has applied the provisions of the fair value measurement standard to its nonrecurring, non-financial assets and liabilities measured at fair value.  These assets and liabilities consist of those acquired by the Company in connection with its increased ownership in CPL and UHA. These assets and liabilities are not measured at fair value on an ongoing basis. The following table presents information about the Company’s non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those assets fall. There were no assets or liabilities measured at fair value at December 31, 2012.

	Level 1	Level 2	Level 3
Contingent liability	$0	$0	$5,104
Noncontrolling interest	$0	$0	$7,641
Property and equipment, net	$0	$0	$37,325
Casino licenses	$0	$0	$5,236
Trademark	$0	$0	$2,021
Long-term debt	$0	$0	$24,782

The Company used the following methods to estimate the fair values of the assets and liabilities in the table above:

Contingent liability – Level 3 fair value measurements include the measurement of the contingent liability recorded for CPL and UHA. The Company measures the fair value of the contingent liability using a probability weighted cash flow analysis. Because of the significance of the unobservable inputs in the fair value measurements of the liability, such measurements have been classified as Level 3.

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

Long-term debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of December 31, 2013 and December 31, 2012 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of December 31, 2013 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender.

Other Estimated Fair Value Measurements – The estimated fair values of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

-F35-

12.SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co-CEOs. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. Management views each property as an operating segment based on its business activities, financial information, and operating results, which are used by our chief operating decision maker function to assess performance and allocate resources within the Company. The Company’s operating segments have been aggregated into one reporting segment based on the similarities among economic characteristics, the nature of the products and services provided, types of customers, the methods used to distribute our products and services, and the regulatory environments in which they operate and their management and reporting structure. All significant intercompany transactions have been eliminated.

The Company's principal operating activities occur in four geographic areas: the United States, Canada, Europe and in international waters. The following summary provides information regarding the Company’s principal geographic areas as of and for the years ended December 31:

	Long Lived Assets
Amounts in thousands	2013	2012

United States	$ 55,809	$ 55,442

International:
Canada	$ 67,858	$ 49,754
Europe	33,793	4,157
International waters	804	1,187
Aruba	0	0
Total international	102,455	55,098
Total	$ 158,264	$ 110,540

	Net Operating Revenue
Amounts in thousands	2013	2012
United States	$ 29,193	$ 30,432

International:
Canada	$ 33,748	$ 34,465
Europe	34,820	8
International waters	6,456	6,601
Aruba	371	322
Total international	75,395	41,396
Total	$ 104,588	$ 71,828

-F36-

13.COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations except for the proceedings involving the Polish IRS described in Note 3.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective January 1, 2012, the Company reinstated matching contributions that were suspended on December 1, 2008. For the years ended December 31, 2013 and 2012, the Company contributed less than $0.1 million to the 401K plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan and Registered Pension Plan (“RSP and RPP Plans”). The RSP and RPP Plans allow eligible employee to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants of the RPP Plan become fully vested in employer contributions over a two-year period and participants of the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.1 million to the RSP and RPP Plans during the years ended December 31, 2013 and 2012.

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

Operating Lease Commitments and Purchase Options – The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $0.8 million for the years ended December 31, 2013 and 2012.

Following is a summary of operating lease commitments as of December 31, 2013:

Amounts in thousands
2014	$ 192
2015	$ 147
2016	$ 132
2017	$ 117
Total	$ 588

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Casino Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings are charges from both Flyfish and Focus for a total of $1.0 million for the years ended December 31, 2013 and December 31, 2012.

-F37-