Form 10-Q
period 2014-03-31
CENTURY CASINOS INC /CO/
filed 2014-05-15
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

455 E Pikes Peak Ave, Suite 210, Colorado Springs, Colorado 80903

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

24,381,057 shares of common stock, $0.01 par value per share, were outstanding as of April 17, 2014.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$ 26,436	$ 27,348
Receivables, net	1,157	1,205
Prepaid expenses	1,967	2,298
Inventories	509	498
Other current assets	97	115
Current portion of note receivable	195	195
Deferred income taxes	227	231
Restricted cash	868	470
Total Current Assets	31,456	32,360

Property and equipment, net	131,530	132,639
Goodwill	13,074	13,279
Deferred income taxes	3,733	3,634
Casino licenses	4,976	5,236
Trademark	2,123	2,129
Notes receivable	305	305
Deposits and other	481	800
Deferred financing costs	256	242
Total Assets	$ 187,934	$ 190,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ 5,642	$ 4,195
Accounts payable	1,909	1,987
Accrued liabilities	6,417	6,292
Accrued payroll	4,104	4,257
Taxes payable	4,401	4,803
Contingent liability (note 3)	5,084	5,104
Deferred income taxes	163	163
Total Current Liabilities	27,720	26,801

Long-term debt, less current portion	28,199	29,864
Taxes payable and other	614	601
Deferred income taxes	3,798	3,908
Total Liabilities	60,331	61,174
Commitments and Contingencies
See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,381,057 and 24,377,761 shares issued and outstanding	244	244
Additional paid-in capital	75,162	75,138
Retained earnings	44,929	44,419
Accumulated other comprehensive earnings	301	2,008
Total Century Casinos shareholders' equity	120,636	121,809
Non-controlling interests	6,967	7,641
Total equity	127,603	129,450
Total Liabilities and Shareholders’ Equity	$ 187,934	$ 190,624
See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2014	2013
Operating revenue:
Gaming	$ 26,116	$ 15,696
Hotel	$ 400	$ 388
Food and beverage	$ 2,706	$ 2,578
Other	$ 1,695	$ 1,233
Gross revenue	30,917	19,895
Less: Promotional allowances	(1,807)	(1,904)
Net operating revenue	29,110	17,991
Operating costs and expenses:
Gaming	15,275	6,932
Hotel	149	182
Food and beverage	2,238	2,118
General and administrative	8,655	5,424
Depreciation and amortization	1,810	1,191
Total operating costs and expenses	28,127	15,847
(Loss) from equity investment	0	(96)
Earnings from operations	983	2,048
Non-operating income (expense):
Interest income	13	6
Interest expense	(685)	(82)
Gain on foreign currency transactions and other	130	7
Non-operating (expense), net	(542)	(69)
Earnings before income taxes	441	1,979
Income tax provision	215	317
Net earnings	226	1,662
Plus: Net losses attributable to non-controlling interests	284	0
Net earnings attributable to Century Casinos, Inc. shareholders	$ 510	$ 1,662

Earnings per share:
Basic	$ 0.02	$ 0.07
Diluted	$ 0.02	$ 0.07
Weighted average shares outstanding - basic	24,380	24,128
Weighted average shares outstanding - diluted	24,384	24,154

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2014	2013

Net earnings	$ 226	$ 1,662

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,816)	(1,213)
Other comprehensive (loss), net of tax:	(1,816)	(1,213)
Comprehensive (loss) earnings	($1,590)	$ 449
Plus: Comprehensive loss attributable to non-controlling interests	$ 284	$ 0
Less: Foreign currency translation adjustments attributable to non-controlling interests	$ 109	$ 0
Comprehensive (loss) earnings attributable to Century Casinos shareholders	($1,197)	$ 449

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Shares	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2012	24,128,114	$ 243	$ 75,388	$ 4,569	$ 38,238	($282)	$ 118,156	$ 0	$ 118,156
Net earnings	0	0	0	0	1,662	0	1,662	0	1,662
Foreign currency translation adjustment	0	0	0	(1,213)	0	0	(1,213)	0	(1,213)
Amortization of stock-based compensation	0	0	2	0	0	0	2	0	2
Exercise of stock options	0	0	0	0	0	0	0	0	0
BALANCE AT March 31, 2013	24,128,114	$ 243	$ 75,390	$ 3,356	$ 39,900	($282)	$ 118,607	$ 0	$ 118,607

BALANCE AT December 31, 2013	24,377,761	$ 244	$ 75,138	$ 2,008	$ 44,419	$ 0	$ 121,809	$ 7,641	$ 129,450
Net earnings	0	0	0	0	510	0	510	(284)	226
Foreign currency translation adjustment	0	0	0	(1,707)	0	0	(1,707)	(109)	(1,816)
Amortization of stock-based compensation	0	0	21	0	0	0	21	0	21
Distribution to non-controlling interest	0	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	0	3	0	3
BALANCE AT March 31, 2014	24,381,057	$ 244	$ 75,162	$ 301	$ 44,929	$ 0	$ 120,636	$ 6,967	$ 127,603

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2014	2013

Cash Flows from Operating Activities:
Net earnings	$ 226	$ 1,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,810	1,191
Loss on disposition of fixed assets	59	1
Amortization of stock-based compensation	21	2
Amortization of deferred financing costs	19	21
Deferred tax expense	(205)	(88)
Earnings from equity investment	0	96
Changes in Operating Assets and Liabilities:
Receivables	35	(195)
Prepaid expenses and other assets	141	28
Accounts payable and accrued liabilities	(1,297)	204
Inventories	(25)	9
Other operating assets	0	3
Other operating liabilities	12	0
Accrued payroll	(110)	(518)
Taxes payable	(378)	(1,229)
Net cash provided by operating activities	308	1,187
Cash Flows used in Investing Activities:
Purchases of property and equipment	(1,501)	(336)
Proceeds from disposition of assets	0	12
Issuance of note receivable	0	(500)
Net cash used in investing activities	(1,501)	(824)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,444	7,249
Principal repayments	(620)	(60)
Distribution to non-controlling interest	(281)	0
Net cash provided by financing activities	543	7,189
See notes to condensed consolidated financial statements.
-	Continued –

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months ended March 31,
Amounts in thousands	2014	2013

Effect of Exchange Rate Changes on Cash	($262)	($193)

(Decrease) Increase in Cash and Cash Equivalents	($912)	$ 7,359

Cash and Cash Equivalents at Beginning of Period	$ 27,348	$ 24,747
Cash and Cash Equivalents at End of Period	$ 26,436	$ 32,106
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 101	$ 62
Income taxes paid	$ 534	$ 745
Non-cash investing activities:
Purchase of property, plant and equipment on account	$ 1,377	$ 306

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2014, the Company owned casino operations in North America, managed cruise ship-based casinos on international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Central City, Colorado; and
-	The Century Casino & Hotel in Cripple Creek, Colorado.

The Company operates 12 ship-based casinos onboard four cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. In addition, in February 2014 the Company announced that it signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino on board the Nova Star. Nova Star Cruises Ltd. will operate a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry service is scheduled to start May 15, 2014.

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. We operate the ship-based casino aboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the planned ship-based casinos aboard each ship. In addition, in June 2014, TUI Cruises plans to launch the Mein Schiff 3. We will operate the ship-based casino aboard this 2,506 passenger ship.

In March 2007, the Company’s subsidiary Century Casinos Europe GmbH (“CCE”) acquired 33.3% of the outstanding shares issued by Casinos Poland Ltd (“CPL” or “Casinos Poland”) and the Company accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. As of the date of acquisition, the Company began consolidating its 66.6% ownership of CPL as a majority-owned subsidiary for which it has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL. The Company accounts for and reports the 33.3% Polish Airports ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CPL.

In December 2010, the Company entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. The Company receives a management fee consisting of a fixed fee plus a percentage of the casino’s earnings before interest, taxes, depreciation and amortization.

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. ("UHA") in connection with the development and operation of a Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino. On November 29, 2013, CCE and UHA amended the management agreement and credit agreements. Under the amended agreements, CCE owns 15% of UHA, controls the UHA board of directors, manages the development of the REC project and has the right to convert CAD 11 million that the Company plans to loan to UHA into an additional 60% ownership interest in UHA. The Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013. Unaffiliated shareholders own the remaining 85% of UHA, and the Company accounts for and reports the 85% UHA ownership interest as a non-controlling financial interest. See Note 3 for additional information related to UHA.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,	March 31,
Ending Rates	2014	2013	2013
Canadian dollar (CAD)	1.1053	1.0636	1.0156
Euros (€)	0.7259	0.7258	0.7787
Polish zloty (PLN)	3.0266	3.0182	3.2541

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2014	2013	% Change
Canadian dollar (CAD)	1.1026	1.0084	(9.3%)
Euros (€)	0.7299	0.7574	3.6%
Polish zloty (PLN)	3.0533	3.1443	2.9%
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company has assessed and implemented the new standard as of January 1, 2014. The adoption of the standard had no impact on the Company’s financial statements.

3.ACQUISITION

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. The acquisition of CPL furthers the Company’s strategy to grow and develop mid-size casinos. CPL is the owner and operator of nine casinos throughout Poland with a total of 404 slot machines and 71 gaming tables.  The Company paid for the purchase through borrowings under its credit agreement with the Bank of Montreal (“BMO Credit Agreement”) (Note 6). There was no contingent consideration related to the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $34.8 million in net operating revenue and less than $0.1 million in net earnings from the date of acquisition through December 31, 2013 and $12.4 million in net operating revenue and less than $0.1 million in net earnings from January 1, 2014 through March 31, 2014. Polish Airports owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 33.3% equity investment in CPL was determined to be $5.2 million as of the acquisition date. The $5.2 million was greater than the carrying value of the equity investment, resulting in a gain of $2.1 million, net of foreign currency translation. The Company recorded the gain in “Gain on business combination” in the 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained through the additional 33.3% interest acquired and on the Company’s internal valuation of CPL using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	relief from royalty method;
•	replacement cost method;
•	direct market value approach and direct and indirect cost approach; and
•	sales comparison approach, income approach and cost approach.

Total
Amounts in thousands (USD)
Investment fair value - April 8, 2013	$ 5,214
Investment book value - April 8, 2013	(3,020)

Gain on business combination including foreign currency translation	2,194
Less: foreign currency translation	(113)
Gain on business combination	$ 2,081

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

The following table provides information regarding the purchase consideration paid for the Company’s acquisition of an additional 33.3% interest in CPL:

Purchase Consideration – cash outflow

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$ 6,780
Less: balances acquired	(2,381)
Outflow of cash - investing activities	$ 4,399

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million in connection with the CPL acquisition. These costs include legal, accounting and valuation fees and were recorded as general and administrative expenses as of December 31, 2013.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees. There is no specific Polish law or regulation regarding how casinos should treat tips given by customers to casino employees.

Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008 and from January 1, 2011 to January 31, 2011.

After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS on November 30, 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from this decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administration Court and expects a decision in 2014.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for review of the period from December 1, 2007 to December 31, 2008. CPL paid PLN 3.5 million ( $1.2 million) to the Polish IRS for taxes and interest owed on December 31, 2013 and the Company reduced the contingent liability for the payment. CPL filed an appeal of this decision in January 2014 and expects a decision in 2014.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability for all open periods as of March 31, 2014 is estimated at PLN 14.8 million ($4.9 million).

Pro Forma Results

The following table provides unaudited pro forma information of the Company as if the acquisition of CPL had occurred on January 1, 2013. This pro forma information is not necessarily indicative of the combined results of operations that actually would have been realized had the acquisition been consummated during the period for which the pro forma information is presented, or of future results.

For the three months ended March 31,2013
Net operating revenue	$ 30,159
Net earnings	$ 1,539
Basic and diluted earnings per share	$ 0.06

Century Downs Racetrack and Casino

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with UHA in connection with the development of the REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.

On November 29, 2013, CCE finalized amended credit and management agreements with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest in UHA as collateral for the loan.

Under the amended management and credit agreements, CCE acquired 15% of UHA, controls the UHA board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in UHA. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of licensing by the Alberta Gaming and Liquor Commission (“AGLC”), the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the remaining 85% UHA ownership interest as a non-controlling financial interest. UHA contributed a total of less than $0.1 million in net operating revenue and less than $0.1 million in net losses from the date of acquisition through December 31, 2013 and $0.3 million in net operating revenue and less than $0.1 million in net losses from January 1, 2014 through March 31, 2014.

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

The Company accounted for the transaction as a business combination, and accordingly, UHA’s assets of $22.9 million (including $0.1 million in cash) and liabilities of $20.5 million were included in the Company's consolidated balance sheet at November 29, 2013. Goodwill of $0.2 million is attributable to the expected business expansion opportunity for the Company. The acquisition leverages the Company’s management specialties and expertise in the gaming industry to the horse racing industry, and the REC project, once completed, will be one of the Company’s largest scale properties. Goodwill is not a tax deductible item for the Company.

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

Non-controlling interest

The Company recognized the non-controlling interest of the non-affiliated shareholders in UHA at its fair value of $2.3 million as of November 29, 2013.

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.3 million in connection with the UHA acquisition. These costs include legal, accounting, and valuation fees and were recorded as general and administrative expenses as of March 31, 2014.

Land

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to 1685258 Alberta Ltd (“Rosebridge”) and leased  back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of March 31, 2014, the outstanding balance on the financing obligation was $17.6 million and the implicit interest rate was 10.0%.

Contingent Liability

Subsequent to the Company’s acquisition, 1369454 Alberta Ltd, a Canadian company, and the County of Rockyview filed a lawsuit against UHA for previously owed money not paid by UHA.  The case was settled in April 2013 and UHA issued a promissory note to pay 1369454 Alberta Ltd. and the County of Rockyview $0.2 million subject to cost recoveries.

Financing

Prior to November 29, 2013, the Company loaned to UHA $1.4 million for deferred financing costs related to legal fees incurred for the UHA loan  and various expenditures relating to the development of the REC. As of the date of consolidation, the Company began eliminating the loan as an intercompany transaction.

Restricted Cash

The Company’s subsidiary CCE loaned UHA $0.2 million in December 2013 to pay outstanding Canadian federal tax owed by UHA. The unsecured note is due and payable on December 31, 2014 and has a nominal 4% interest rate. The note will be repaid once $0.5 million of restricted cash is released from escrow held with Rosebridge in connection with the land lease.

Pro Forma Results

Pro forma information is not included because the limited activities of UHA during the periods presented are immaterial.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of March 31, 2014 include our Edmonton casino property, our CPL casino operations, and UHA’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded during 2013 or during the three months ended March 31, 2014.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CPL and UHA for the three months ended March 31, 2014 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	UHA	Total
Balance – January 1, 2014	$ 4,622	$ 8,479	$ 178	$ 13,279
Effect of foreign currency translation	(174)	(24)	(7)	(205)
Balance – March 31, 2014	$ 4,448	$ 8,455	$ 171	$ 13,074

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark. As of April 8, 2013, the Company began reporting the Casinos Poland trademark as an intangible asset on the Company’s consolidated balance sheets.

As of March 31, 2014, the carrying amounts of the trademarks were as follows:

Amounts in thousands
Century Casinos	$ 108
Casinos Poland	2,015
Total	$ 2,123

Changes in the carrying amount of trademarks for the three months ended March 31, 2014 are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2014	$ 108	$ 2,021	$ 2,129
Effect of foreign currency translation	0	(6)	(6)
Balance – March 31, 2014	$ 108	$ 2,015	$ 2,123

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize trademarks. Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to trademarks were recorded during 2013 or during the three months ended March 31, 2014.

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses each with an original term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as finite-lived intangible assets on the Company’s consolidated balance sheets. Changes in the carrying amount of the Casinos Poland licenses for the three months ended March 31, 2014 are as follows:

Amounts in thousands
Balance – January 1, 2014	$ 2,245
Amortization	(142)

Effect of foreign currency translation	(5)
Balance – March 31, 2014	$ 2,098

As of March 31, 2014, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2014	424
2015	565
2016	529
2017	432
2018	131
2019	17
$ 2,098

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 3.7 years.

UHA

UHA currently has one casino license pending final approval from the AGLC for the REC project. As of November 29, 2013, the Company began reporting the UHA license as an intangible asset on the Company’s consolidated balance sheet. As of March 31, 2014, the carrying amount of the license was $2.9 million. No impairment charges related to the license have been recorded during 2013 or during the three months ended March 31, 2014.

UHA
Amounts in thousands
Balance – January 1, 2014	$ 2,991
Effect of foreign currency translation	(113)
Balance – March 31, 2014	$ 2,878

5.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons to customers for the purpose of generating future revenue. The value of coupons redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is as follows:

	For the three months
	ended March 31,
	2014	2013
Amounts in thousands
Hotel	$ 22	$ 19
Food and beverage	256	255
	$ 278	$ 274

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the points earned multiplied by the redemption value, and records a corresponding reduction in casino revenue. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of March 31, 2014 and December 31, 2013, the outstanding balance of this liability was $0.9 million.

6.  LONG-TERM DEBT

Long-term debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2014	2013
Credit agreement - Bank of Montreal	$ 8,679	$ 9,277
Credit agreement - Casinos Poland	4,507	4,798
Credit facility - Casinos Poland	2,812	1,447
Capital leases - Casinos Poland	205	207
Financing obligation - UHA land lease*	17,638	18,330
Total long-term debt	$ 33,841	$ 34,059
Less current portion	(5,642)	(4,195)
Long-term portion	$ 28,199	$ 29,864

*The financing obligation represents the land lease with UHA. Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of the land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of the UHA acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, UHA has four options to purchase the land. The first option date is July 1, 2023.

As of March 31, 2014, scheduled maturities related to Bank of Montreal and Casinos Poland long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland
2014	$ 747	$ 4,226
2015	995	1,683
2016	995	1,614
2017	995	1
2018	995	0
Thereafter	3,952	0
Total	$ 8,679	$ 7,524

The consolidated weighted average interest rate on all Company debt was 8.2% for the three months ended March 31, 2014. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.75%. The Company pays a weighted average interest rate of 5.47% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 3.75% interest rate of the BMO Credit Agreement and the weighted average interest of 5.47% on the CPL loan agreements due to the UHA financing obligation, on which the Company pays an implicit interest rate of 10.0%.

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On May 23, 2012, the Company borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years through May 2017 and is guaranteed by the Company. On February 21, 2013, the Company borrowed an additional CAD 7.3 million to pay for the additional 33.3% investment in CPL (Note 3). The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2014. As of March 31, 2014, the amount outstanding was $8.7 million and the Company had approximately CAD 17.0 million (approximately $15.0 million based on the exchange rate in effect on March 31, 2014) available under the BMO Credit Agreement. The CAD 11.0 million the Company has borrowed cannot be re-borrowed once it is repaid.

Amortization expenses relating to deferred financing charges were less than $0.1 million for the period ended March 31, 2014 and 2013. These costs are included in interest expense in the consolidated statements of earnings.

The Company has a committed term sheet from BMO for additional financing of the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Casinos Poland

Through the CPL acquisition, the Company assumed debt totaling $7.5 million as of March 31, 2014. The debt includes two bank loans, one bank line of credit and 12 capital lease agreements.

The first bank loan is with BRE Bank. CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of March 31, 2014, the amount outstanding was $4.0 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of March 31, 2014. The second bank loan is also with BRE Bank. CPL entered into the 2-year term loan at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of March 31, 2014, the amount outstanding was $0.5 million, and CPL had no further borrowing availability under the loan. The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of March 31, 2014.

The bank line of credit is a short-term facility used to finance current operations. The line of credit is with BPH Bank, is a short-term revolving credit facility with an interest rate of WIBOR plus 1.85%. The credit agreement terminates on February 13, 2016. As of March 31, 2014, the amount outstanding was $2.8 million and CPL has approximately $0.8 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of March 31, 2014.

CPL’s remaining debt consists of 12 capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of March 31, 2014, the amount outstanding was $0.2 million.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  On February 14, 2014, BRE Bank issued a guarantee of PLN 3.5 million ($1.2 million based on the exchange rate in effect as of March 31, 2014) to CPL for this purpose.  The term of the guarantee by BRE Bank is three years.  As of March 31, 2014, CPL maintained $0.4 million in deposits for this purpose.

UHA

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of March 31, 2014, the outstanding balance on the financing obligation was $17.6 million and the implicit interest rate was 10.0%.

7.INCOME TAXES

The Company’s pre-tax income (loss), income tax (benefit) and effective tax rate by jurisdiction are summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2014			ended March 31, 2013
	Pre-tax income (loss)	Income tax (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$ 971	$ 233	24.0%	$ 1,520	$ 280	18.4%
United States	(567)	0	0.0%	181	0	0.0%
Mauritius*	40	1	2.5%	136	4	2.9%
Austria	(9)	0	0.0%	278	0	0.0%
Poland	6	(19)	(316.7%)	(136)	33	(24.3%)
Total	$ 441	$ 215	48.8%	$ 1,979	$ 317	16.0%

*Ship-based casinos

During the three months ended March 31, 2014, the Company recognized income tax expense of $0.2 million on pre-tax income of $0.4 million, representing an effective income tax benefit rate of 48.8% compared to an income tax expense of $0.3 million on pre-tax income of $2.0 million, representing an effective income tax rate of 16.0% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and Austria for the first quarter of 2014. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2014 and 2013 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2014	2013
Weighted average common shares, basic	24,380	24,128
Dilutive effect of stock options	4	26
Weighted average common shares, diluted	24,384	24,154

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2014	2013
Stock options	68	38

9. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

We had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

Nonrecurring Fair Value Measurements

We have applied the provisions of the fair value measurement standard to our nonrecurring, non-financial assets and liabilities measured at fair value.  These assets and liabilities consist of those acquired by the Company in connection with our increased ownership in CPL and UHA. These assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement only in certain circumstances.  The following table presents information about our non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those assets fall. There were no assets or liabilities measured at fair value at March 31, 2014.

	Level 1	Level 2	Level 3
Contingent liability	$ 0	$ 0	$ 5,104
Noncontrolling interests	$ 0	$ 0	$ 7,641
Property and equipment, net	$ 0	$ 0	$ 37,325
Casino licenses	$ 0	$ 0	$ 5,236
Trademark	$ 0	$ 0	$ 2,021

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

Noncontrolling interests - Noncontrolling interests are measured primarily by a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures.

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

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of March 31, 2014 and December 31, 2013 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of March 31, 2014 and December 31, 2013 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender. The carrying value of the UHA debt approximates fair value as of March 31, 2014 and December 31, 2013 because the debt bears an implicit rate based on the fair value of the land.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.SEGMENT INFORMATION

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co-CEOs. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. Management views each property as an operating segment based on its business activities, financial information and operating results, which are used by our chief operating decision maker function to assess performance and allocate resources within the Company. The Company’s operating segments have been aggregated into one reporting segment based on the similarities among economic characteristics, the nature of the products and services provided, types of customers, the methods used to distribute our products and services, and the regulatory environments in which they operate and their management and reporting structure. All significant intercompany transactions have been eliminated.

The Company's principal operating activities occur in four geographic areas: the United States, Canada, Europe and in international waters. The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At March 31,	At December 31,
Amounts in thousands	2014	2013

United States	$ 55,567	$ 55,809

International:
Canada	$ 65,472	$ 67,858
Europe	34,410	33,793
International waters	1,029	804
Aruba	0	0
Total international	100,911	102,455
Total	$ 156,478	$ 158,264

	Net Operating Revenue
	For the three months ended March 31,
Amounts in thousands	2014	2013
United States	$ 6,462	$ 7,339

International:
Canada	$ 8,563	$ 8,810
Europe	12,413	0
International waters	1,571	1,749
Aruba	101	93
Total international	22,648	10,652
Total	$ 29,110	$ 17,991

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “CAD” refers to Canadian dollars and the term “PLN” refers to Polish zloty. Certain terms used in this Item 2 without definition are defined in Item 1.

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

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 404 slot machines and 71 tables.  The following table summarizes the Polish cities in which CPL operated as of March 31, 2014, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	22
Warsaw	1.7 million	LIM Center	45	3
Krakow	760,000	Dwor Kosciuszko Hotel	48	8
Lodz	730,000	Manufaktura Entertainment Complex	38	7
Wroclaw	630,000	HP Park Plaza Hotel	60	12
Poznan	550,000	NH Hotel*	28	3
Katowice	310,000	Altus Building	50	10
Sosnowiec	220,000	Sosnowiec City Center	34	3
Plock	130,000	Hotel Plock	31	3

*The Poznan casino was relocated from the NH Hotel to the Hotel Andersia and began operations in the new location on April 12, 2014.

We also operate 12 ship-based casinos onboard four cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises and Regent Seven Seas Cruises. As of March 31, 2014, we had a total of 423 slot machines and 55 tables aboard the 12 cruise ships where we operated casinos. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operated ship-based casinos as of March 31, 2014.

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

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. We operate the ship-based casino aboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the planned ship-based casinos aboard each ship. In addition, in June 2014, TUI Cruises plans to launch the Mein Schiff 3. We will operate the ship-based casino aboard this 2,506 passenger ship.

In February 2014, we announced that we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino on board the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry is scheduled to commence operations May 15, 2014. Nova Star is a new ship with a capacity of 1,215 passengers and 336 vehicles. We will equip and operate the ship-based casino with 70 slot machines as well as live and electronic table games.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA.

Century Downs Racetrack and Casino - Calgary, Canada

On November 30, 2012, our subsidiary CCE signed credit and management agreements with UHA in connection with the development and operation of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we will operate as Century Downs Racetrack and Casino.

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

The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horse racing in Alberta, has approved the REC project and approved a license. Construction commenced in March 2014 and we anticipate that UHA will complete the REC by the first quarter of 2015.

On November 29, 2013, CCE finalized amended credit and management agreements with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest in UHA as collateral for the loan.

Under the amended management and credit agreements, CCE acquired 15% of UHA, controls the UHA board of directors,  manages  the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in UHA. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of AGLC licensing, the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the remaining 85% UHA ownership interest as a non-controlling financial interest.

Other Projects under Development

On June 10, 2013, we announced that we have applied for a casino license at the Hotel InterContinental in Vienna, Austria. The 450-room Hotel InterContinental is located in the city center of Vienna. We are one of four companies applying for the 15-year license.

We expect a decision by the Austrian Minister of Finance during the second quarter of 2014. There is no assurance that we will be granted the license. We have a contingent 26% share in and management agreement with “Century Betriebs AG”, an entity that would develop and own the Hotel InterContinental casino. If we are granted the license, we expect to invest approximately $7.9 million of an anticipated $18.0 million required to develop the casino inside the Hotel InterContinental. After a construction period estimated at six to eight months, the casino would offer approximately 300 slot machines and 25 tables on a 16,000 square foot gaming floor.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2014	2013	% Change
Canadian dollar (CAD)	1.1026	1.0084	(9.3%)
Euros (€)	0.7299	0.7574	3.6%
Polish zloty (PLN)	3.0533	3.1443	2.9%
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

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming Revenue	$ 26,116	$ 15,696	$ 10,420	66.4%
Hotel Revenue	400	388	12	3.1%
Food and Beverage Revenue	2,706	2,578	128	5.0%
Other Revenue	1,695	1,233	462	37.5%
Gross Revenue	30,917	19,895	11,022	55.4%
Less Promotional Allowances	(1,807)	(1,904)	(97)	(5.1%)
Net Operating Revenue	29,110	17,991	11,119	61.8%
Gaming Expenses	(15,275)	(6,932)	8,343	120.4%
Hotel Expenses	(149)	(182)	(33)	(18.1%)
Food and Beverage Expenses	(2,238)	(2,118)	120	5.7%
General and Administrative Expenses	(8,655)	(5,424)	3,231	59.6%
Total Operating Costs and Expenses	(28,127)	(15,847)	12,280	77.5%
Loss from Equity Investment	0	(96)	(96)	(100.0%)
Earnings from Operations	983	2,048	(1,065)	(52.0%)
Noncontrolling Interests	284	0	284	100.0%
Net Earnings	$ 510	$ 1,662	$ (1,152)	(69.3%)

Basic and Diluted Earnings Per Share	$ 0.02	$ 0.07	($0.05)	(71.4%)

The period over period increases relate primarily to the inclusion of operating results from CPL in the first quarter of 2014 as a result of the Company's purchase of an additional 33.3% ownership interest in CPL in April 2013. Prior to the acquisition of this additional interest in CPL, the Company owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment. Consolidation of CPL will increase our overall net operating revenue and operating costs and expenses. CPL contributed a total $12.4 million in net operating revenue and less than $0.1 million in net earnings from January 1, 2014 through March 31, 2014. In addition, the consolidation of UHA as of November 29, 2013 as a minority owned subsidiary for which we have a controlling financial interest affects the comparability of 2014 and 2013 financial results.

Net operating revenue increased by $11.1 million, or 61.8% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Following is a breakout of net operating revenue by property or category for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

•	Edmonton decreased by ($0.4) million, or (6.0%).
•	Calgary decreased by ($0.2) million, or (8.7%).
•	Central City decreased by ($0.5) million, or (11.4%).
•	Cripple Creek decreased by ($0.4) million, or (12.7%).
•	Casinos Poland added $12.4 million.
•	UHA added $0.3 million.
•	Ship-based casinos and other decreased by ($0.2) million, or (9.2%).

Operating costs and expenses increased by $12.3 million, or 77.5% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Following is a breakout of total operating costs and expenses by property or category for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

•	Edmonton decreased by ($0.2) million, or (4.5%).
•	Calgary decreased by ($0.1) million, or (2.9%).
•	Central City decreased by ($0.2) million, or (4.9%).
•	Cripple Creek increased by less than $0.1 million, or 0.8%.
•	Casinos Poland added $12.4 million.
•	UHA added $0.1 million.
•	Ship-based casinos and other decreased by ($0.1) million, or (5.3%).
•	Corporate other increased by $0.3 million, or 20.1%.

Earnings from operations decreased by ($1.1) million, or (52.0%) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Following is a breakout of earnings from operations by property or category for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

•	Edmonton decreased by ($0.2) million, or (9.0%).
•	Calgary decreased by ($0.1) million, or (122.8%).
•	Central City decreased by ($0.3) million, or (55.5%).
•	Cripple Creek decreased by ($0.4) million, or (81.2%).
•	Casinos Poland added less than $0.1 million.
•	UHA added $0.2 million.
•	Ship-based casinos and other decreased by ($0.1) million, or (39.0%).
•	Corporate other decreased by ($0.2) million, or (12.1%).

Net earnings decreased by ($1.2) million, or (69.3%) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains on foreign currency transactions,  income tax expense and non-controlling interests.

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

We have additional business activities including certain other corporate and management operations. We report our operations that we do not segregate into operating segments as "corporate and other" in our consolidated results.

The following discussion provides further detail of consolidated results by operating segment.

Casinos

Edmonton

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$ 4,216	$ 4,573	($357)	(7.8%)
Hotel Revenue	222	197	25	12.7%
Food and Beverage Revenue	1,335	1,349	(14)	(1.0%)
Other	526	557	(31)	(5.6%)
Gross Revenue	6,299	6,676	(377)	(5.6%)
Less Promotional Allowances	(230)	(221)	9	4.1%
Net Operating Revenue	6,069	6,455	(386)	(6.0%)
Gaming Expenses	(1,633)	(1,620)	13	0.8%
Hotel Expenses	(57)	(61)	(4)	(6.6%)
Food and Beverage Expenses	(934)	(999)	(65)	(6.5%)
General and Administrative Expenses	(1,285)	(1,403)	(118)	(8.4%)
Total Operating Costs and Expenses	(4,147)	(4,343)	(196)	(4.5%)
Earnings from Operations	1,922	2,112	(190)	(9.0%)
Net Earnings	$ 1,423	$ 1,599	($176)	(11.0%)

Three months ended March 31, 2014 and 2013

Net operating revenue at our property in Edmonton decreased by ($0.4) million, or (6.0%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in gaming revenue was due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 9.3% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (the “9.3% exchange rate decrease”).

In CAD, net operating revenue increased by $0.2 million, or 2.7%, due to increases in all revenue categories for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in revenue was primarily due to an increase in table games play for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Total operating costs and expenses decreased by ($0.2) million, or (4.5%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in operating costs was due to the 9.3% exchange rate decrease.

In CAD, total operating costs and expenses increased by $0.2 million, or 4.4% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to increased food costs and hourly wages.

Because of the foregoing, earnings from operations decreased by ($0.2) million, or (9.0%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In CAD, earnings from operations decreased by less than ($0.1) million, or (0.8%), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Net earnings decreased by ($0.2) million, or (11.0%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

In CAD, net earnings increased by $0.1 million, or 5.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Calgary

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$ 1,312	$ 1,520	($208)	(13.7%)
Food and Beverage Revenue	485	484	1	0.2%
Other	416	418	(2)	(0.5%)
Gross Revenue	2,213	2,422	(209)	(8.6%)
Less Promotional Allowances	(63)	(67)	(4)	(6.0%)
Net Operating Revenue	2,150	2,355	(205)	(8.7%)
Gaming Expenses	(651)	(730)	79	(10.8%)
Food and Beverage Expenses	(393)	(402)	(9)	(2.2%)
General and Administrative Expenses	(914)	(876)	38	4.3%
Total Operating Costs and Expenses	(2,176)	(2,241)	(65)	(2.9%)
(Loss) Earnings from Operations	(26)	114	140	122.8%
Net Earnings	$ 57	$ 125	$ (68)	(54.4%)

Three months ended March 31, 2014 and 2013

Net operating revenue at our property in Calgary decreased by ($0.2) million, or (8.7%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in gaming revenue was due to the 9.3% exchange rate decrease.

In CAD, net operating revenue decreased by less than ($0.1) million, or (0.4%), due to decreases in gaming revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Gaming revenue decreased primarily due to a decrease in Baccarat table games hold percentage and lower customer volumes of 7.7% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in gaming revenue was offset by an increase in food and beverage and bowling revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Total operating costs and expenses decreased by ($0.1) million, or (2.9%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in operating costs was due to the 9.3% exchange rate decrease.

In CAD, total operating costs and expenses increased by $0.1 million, or 6.1%, due to an increase in utility and property maintenance expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Because of the foregoing, loss from operations increased by $0.1 million, or 122.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In CAD, loss from operations increased by $0.2 million, or 124.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net earnings decreased by ($0.1) million, or (54.4%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

In CAD, net losses increased by $0.2 million, or 2210.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Central City

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$ 4,268	$ 4,831	($563)	(11.7%)
Hotel Revenue	114	123	(9)	(7.3%)
Food and Beverage Revenue	476	482	(6)	(1.2%)
Other	38	42	(4)	(9.5%)
Gross Revenue	4,896	5,478	(582)	(10.6%)
Less Promotional Allowances	(958)	(1,031)	(73)	(7.1%)
Net Operating Revenue	3,938	4,447	(509)	(11.4%)
Gaming Expenses	(2,076)	(2,070)	6	0.3%
Hotel Expenses	(59)	(61)	(2)	(3.3%)
Food and Beverage Expenses	(312)	(439)	(127)	(28.9%)
General and Administrative Expenses	(943)	(975)	(32)	(3.3%)
Total Operating Costs and Expenses	(3,683)	(3,874)	(191)	(4.9%)
Earnings from Operations	255	573	(318)	(55.5%)
Net Earnings	$ 158	$ 356	($198)	(55.6%)

Three months ended March 31, 2014 and 2013

Net operating revenue at our property in Central City decreased by ($0.5) million, or (11.4%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 11.4% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Total operating costs and expenses decreased by ($0.2) million, or (4.9%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in total operating costs and expenses was due to a decrease in gaming taxes and slot machine royalty expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Because of the foregoing, earnings from operations decreased by ($0.3) million, or (55.5%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and net earnings decreased by ($0.2) million, or (55.6%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Cripple Creek

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$ 2,714	$ 3,122	($408)	(13.1%)
Hotel Revenue	64	66	(2)	(3.0%)
Food and Beverage Revenue	282	266	16	6.0%
Other	20	23	(3)	(13.0%)
Gross Revenue	3,080	3,477	(397)	(11.4%)
Less Promotional Allowances	(556)	(585)	(29)	(5.0%)
Net Operating Revenue	2,524	2,892	(368)	(12.7%)
Gaming Expenses	(1,154)	(1,118)	36	3.2%
Hotel Expenses	(34)	(60)	(26)	(43.3%)
Food and Beverage Expenses	(220)	(278)	(58)	(20.9%)
General and Administrative Expenses	(785)	(719)	66	9.2%
Total Operating Costs and Expenses	(2,434)	(2,414)	20	0.8%
Earnings from Operations	90	478	(388)	(81.2%)
Net Earnings	$ 52	$ 296	($244)	(82.4%)

Three months ended March 31, 2014 and 2013

Net operating revenue at our property in Cripple Creek decreased by ($0.4) million, or (12.7%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 7.7%.

Total operating costs and expenses increased by less than $0.1 million, or 0.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Because of the foregoing, earnings from operations decreased by ($0.4) million, or (81.2%), and net earnings decreased by ($0.2) million, or (82.4%) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Casinos Poland

For the three months
ended March 31,
Amounts in thousands	2014
Gaming	$ 12,119
Food and Beverage Revenue	128
Other	166
Net Operating Revenue	12,413
Gaming Expenses	(8,469)
Food and Beverage Expenses	(380)

General and Administrative Expenses	(2,845)
Total Operating Costs and Expenses	(12,387)
Earnings from Operations	26
Noncontrolling Interests	(16)
Net Earnings	$ 32

Three months ended March 31, 2014

We acquired a controlling interest in Casinos Poland on April 8, 2013.

Net operating revenue from CPL was $12.4 million, total operating costs and expenses were $12.4 million and earnings from operations were less than $0.1 million for the three months ended March 31, 2014. Earnings from operations were offset by one-time costs of approximately $0.1 million associated with relocating the Poznan casino from an unfavorable location in the NH Hotel to the four star Hotel Andersia. The Poznan casino began operations in the new location on April 12, 2014.

The management board of CPL continues to evaluate all nine casinos to determine whether CPL will make strategic changes to any other casinos and to the cities in which we operate.

UHA

For the three months
ended March 31,
Amounts in thousands	2014
Other	$ 344
Net Operating Revenue	344
General and Administrative Expenses	(141)
Total Operating Costs and Expenses	(141)
Earnings from Operations	203
Noncontrolling Interests	300
Net Earnings	$ (2)

Three months ended March 31, 2014

Net operating revenue from UHA was $0.3 million from revenue earned from an off track betting parlor and fees paid by neighboring developers for the use of infrastructure on UHA land. Total operating costs and expenses related to managing the construction of the project offset by insurance proceeds received from a damaged barn were $0.1 million and earnings from operations were $0.2 million for the three months ended March 31, 2014.  Construction of the REC project began in March 2014, and we anticipate that UHA will complete the project by the first quarter of 2015.

Cruise Ships & Other

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$ 1,487	$ 1,650	($163)	(9.9%)
Other	185	192	(7)	(3.6%)
Net Operating Revenue	1,672	1,842	(170)	(9.2%)
Gaming Expenses	(1,290)	(1,394)	(104)	(7.5%)

General and Administrative Expenses	(153)	(134)	19	14.2%
Total Operating Costs and Expenses	(1,542)	(1,629)	(87)	(5.3%)
Earnings from Operations	130	213	(83)	(39.0%)
Net Earnings	$ 109	$ 199	($90)	(45.2%)

Three months ended March 31, 2014 and 2013

Net operating revenue from our ship-based casinos and Aruba management agreement decreased by ($0.2) million, or (9.2%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to lower revenue from the Voyager ship-based casino offset by an increase in management fee revenue from the Aruba management agreement.

Total operating costs and expenses decreased by  ($0.1) million, or (5.3%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Because of the foregoing, earnings from operations and net earnings decreased by ($0.1) million, or (39.0%), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Corporate Other

	For the three months
	ended March 31,
Amounts in thousands	2014	2013	Change	% Change
General and Administrative Expenses	$ (1,589)	$ (1,317)	$ 272	20.7%
Total Operating Costs and Expenses	(1,617)	(1,346)	271	20.1%
Losses from Operations	(1,617)	(1,442)	175	12.1%
Net Loss	$ (1,319)	$ (913)	$ 406	44.5%

Three months ended March 31, 2014 and 2013

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $0.3 million, or 20.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to higher payroll costs.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,
Amounts in thousands	2014	2013	Change	% Change
Interest Income	$ 13	$ 6	$ 7	116.7%
Interest Expense	(685)	(82)	603	735.4%
Gains (Losses) on Foreign Currency Transactions & Other	130	7	123	1757.1%
Non-Operating Income (Expense)	($542)	($69)	$ 473	685.5%

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on a $0.5 million loan in connection with a proposed casino project in Southeast Asia that the Company decided not to pursue following its diligence investigation.

Interest expense

The increase in interest expense of $0.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to interest expense paid on UHA debt and interest expense paid on CPL debt that was not recorded in the 2013 period because we accounted for CPL as an equity investment.

Taxes

Our pre-tax income by jurisdiction is summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2014			ended March 31, 2013
	Pre-tax income (loss)	Income tax (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax	Effective tax rate
Canada	$ 971	$ 233	24.0%	$ 1,520	$ 280	18.4%
United States	(567)	0	0.0%	181	0	0.0%
Mauritius*	40	1	2.5%	136	4	2.9%
Austria	(9)	0	0.0%	278	0	0.0%
Poland	6	(19)	(316.7%)	(136)	33	(24.3%)
Total	$ 441	$ 215	48.8%	$ 1,979	$ 317	16.0%

*Ship-based casinos

During the three months ended March 31, 2014, we recognized income tax expense of $0.2 million on pre-tax income of $0.4 million, representing an effective income tax benefit rate of 48.8% compared to an income tax expense of $0.3 million on pre-tax income of $2.0 million, representing an effective income tax rate of 16.0% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and Austria for the first quarter of 2014. Because we maintain a full valuation allowance on all of our U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate. Therefore, our overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

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

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On May 23, 2012, the Company borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years through May 2017 and is guaranteed by the Company. On February 21, 2013, the Company borrowed an additional CAD 7.3 million to pay for the additional 33.3% investment in CPL. The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2014. As of March 31, 2014, the amount outstanding was $8.7 million and the Company had approximately CAD 17.0 million (approximately $15.0 million based on the exchange rate in effect on March 31, 2014) available under the BMO Credit Agreement. The CAD 11.0 million the Company has borrowed cannot be re-borrowed once it is repaid.

The Company has a committed term sheet from BMO for CAD 11.0 million of additional financing of the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Through the CPL acquisition, the Company assumed debt totaling $7.5 million as of March 31, 2014. The debt includes two bank loans, one bank line of credit and 12 capital lease agreements.

The first bank loan is with BRE Bank. CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of March 31, 2014, the amount outstanding was $4.0 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of March 31, 2014. The second bank loan is also with BRE Bank. CPL entered into the 2-year term loan at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of March 31, 2014, the amount outstanding was $0.5 million, and CPL had no further borrowing availability under the loan. The BRE Bank loan matures in September 2014. The BRE Bank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BRE Bank agreement as of March 31, 2014.

The bank line of credit is a short-term facility used to finance current operations. The line of credit is with BPH Bank, is a short-term revolving credit facility with an interest rate of WIBOR plus 1.85%. The credit agreement terminates on February 13, 2016. As of March 31, 2014, the amount outstanding was $2.8 million and CPL has approximately $0.8 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of the BPH Bank line of credit as of March 31, 2014.

CPL’s remaining debt consists of 12 capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of March 31, 2014, the amount outstanding was $0.2 million.

In addition, BRE Bank has issued a guarantee of PLN 3.5 million ($1.2 million based on the exchange rate in effect as of March 31, 2014). The guarantee is provided to ensure payment of casino jackpots and gaming tax obligations as required by Polish gaming law. Casinos Poland is required by Polish gaming law to maintain PLN 4.8 million in the form of deposits or bank guarantees. As of March 31, 2014, CPL maintained $0.4 million in deposits and $1.2 million in a bank guarantee.

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on a financing obligation. As of March 31, 2014, the outstanding balance on the financing obligation was $17.6 million and the implicit interest rate was 10.0%.

Cash and cash equivalents totaled $26.4 million at March 31, 2014, and we had working capital (current assets minus current liabilities) of $3.7 million compared to cash and cash equivalents of $27.4 million and working capital of $5.6 million at December 31, 2013. The decrease in cash and cash equivalents is due to $1.5 million for various capital expenditures, a $0.3 million distribution to non-controlling interests in UHA and a $0.3 million effect of exchange rate changes. These uses of cash were offset by $0.3 million of cash provided by operating activities and $0.8 million in proceeds from borrowings net of principal payments.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2014 and $1.2 million for the three months ended March 31, 2013. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $1.5 million for the three months ended March 31, 2014 consisted of $1.3 million to remodel the new Poznan location, convert slot machines from cash to TITO machines and purchase new slot machines for Casinos Poland and $0.2 million to purchase slot machines for the Mein Schiff 3, Insignia and Nova Star ship based casinos.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2013 consisted of $0.5 million loaned to pursue the proposed casino project in Southeast Asia that the Company decided not to pursue following its diligence investigation, $0.1 million to install new carpet at the casino in Edmonton, $0.1 million to purchase slot machines at our casino in Central City and $0.1 million in cumulative additions at our remaining properties.

Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2014 consisted of $0.8 million cash received from various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in UHA.

Net cash provided by financing activities of $7.2 million for the three months ended March 31, 2013 consisted of $7.2 million cash received from the BMO Credit Agreement net of principal repayments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2014. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2014. The repurchase program has no set expiration or termination date.

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

We believe that our cash at March 31, 2014 as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the REC project will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, if we require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $22.0 million of our total $26.4 million in cash and cash equivalents at March 31, 2014 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continued to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2014. There were no repurchases of common stock during the three months ended March 31, 2014.

PART IV

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

31.1*	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 15, 2014

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

XBRL-Only Content Section