Form 10-Q
period 2014-06-30
CENTURY CASINOS INC /CO/
filed 2014-08-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number          0-22900

CENTURY CASINOS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE84-1271317

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

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

24,381,057 shares of common stock, $0.01 par value per share, were outstanding as of August 8, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$26,496	$27,348
Receivables, net	1,399	1,205
Prepaid expenses	1,237	2,298
Inventories	633	498
Other current assets	100	115
Current portion of note receivable	435	195
Deferred income taxes	381	231
Restricted cash	468	470
Total Current Assets	31,149	32,360

Property and equipment, net	134,680	132,639
Goodwill	13,205	13,279
Deferred income taxes	3,670	3,634
Casino licenses	4,731	5,236
Trademark	2,116	2,129
Note receivable	0	305
Deposits and other	646	800
Deferred financing costs	288	242
Total Assets	$190,485	$190,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,841	$4,195
Accounts payable	2,541	2,460
Accrued liabilities	6,456	5,819
Accrued payroll	4,529	4,257
Taxes payable	3,201	4,803
Contingent liability (note 3)	5,071	5,104
Deferred income taxes	163	163
Total Current Liabilities	27,802	26,801

Long-term debt, less current portion	29,811	29,864
Taxes payable and other	617	601
Deferred income taxes	3,858	3,908
Total Liabilities	62,088	61,174
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized;
no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,381,057 and 24,377,761 shares issued and outstanding	244	244
Additional paid-in capital	75,184	75,138
Retained earnings	45,086	44,419
Accumulated other comprehensive earnings	1,762	2,008
Total Century Casinos shareholders' equity	122,276	121,809
Non-controlling interest	6,121	7,641
Total equity	128,397	129,450
Total Liabilities and Shareholders’ Equity	$190,485	$190,624

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2014	2013	2014	2013
Operating revenue:
Gaming	$29,183	$26,149	$55,299	$41,844
Hotel	395	364	795	752
Food and beverage	2,737	2,620	5,443	5,198
Other	1,160	1,110	2,855	2,342
Gross revenue	33,475	30,243	64,392	50,136
Less: Promotional allowances	(1,920)	(1,895)	(3,727)	(3,799)
Net operating revenue	31,555	28,348	60,665	46,337
Operating costs and expenses:
Gaming	16,077	13,510	31,352	20,443
Hotel	139	184	289	366
Food and beverage	2,317	2,341	4,554	4,459
General and administrative	10,740	8,403	19,395	13,826
Depreciation and amortization	1,960	1,795	3,770	2,986
Total operating costs and expenses	31,233	26,233	59,360	42,080
(Loss) from equity investment	0	(32)	0	(128)
Earnings from operations	322	2,083	1,305	4,129
Non-operating income (expense):
Gain on business combination	0	2,074	0	2,074
Interest income	47	5	61	11
Interest expense	(697)	(264)	(1,382)	(344)
Gain on foreign currency transactions and other	45	161	175	168
Non-operating (expense) income, net	(605)	1,976	(1,146)	1,909
(Loss) earnings before income taxes	(283)	4,059	159	6,038
Income tax provision	433	236	648	553
Net (loss) earnings	(716)	3,823	(489)	5,485
Net losses (earnings) attributable to non-controlling interests	872	(166)	1,156	(166)
Net earnings attributable to Century Casinos, Inc. shareholders	$156	$3,657	$667	$5,319

Earnings per share:
Basic	$0.01	$0.15	$0.03	$0.22
Diluted	$0.01	$0.15	$0.03	$0.22
Weighted average shares outstanding - basic	24,381	24,128	24,380	24,128
Weighted average shares outstanding - diluted	24,420	24,209	24,389	24,183

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2014	2013	2014	2013

Net (loss) earnings	$(716)	$3,823	$(489)	$5,485

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,489	(2,238)	(328)	(3,451)
Other comprehensive earnings (loss), net of tax:	1,489	(2,238)	(328)	(3,451)
Comprehensive earnings (loss)	$773	$1,585	$(817)	$2,034
Comprehensive loss (earnings) attributable to non-controlling interests	872	(166)	1,156	(166)
Foreign currency translation adjustments attributable to non-controlling interests	(26)	275	83	275
Comprehensive earnings attributable to Century Casinos shareholders	$1,619	$1,694	$422	$2,143

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Shares	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2012	24,128,114	$243	$75,388	$4,569	$38,238	$(282)	$118,156	$0	$118,156
Net earnings	0	0	0	0	5,319	0	5,319	166	5,485
Foreign currency translation adjustment	0	0	0	(3,451)	0	0	(3,451)	(275)	(3,726)
Amortization of stock-based compensation	0	0	3	0	0	0	3	0	3
Fair value of non-controlling interest	0	0	0	0	0	0	0	5,489	5,489
Exercise of stock options	0	0	0	0	0	0	0	0	0
BALANCE AT June 30, 2013	24,128,114	$243	$75,391	$1,118	$43,557	$(282)	$120,027	$5,380	$125,407

BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$0	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	667	0	667	(1,156)	(489)
Foreign currency translation adjustment	0	0	0	(246)	0	0	(246)	(83)	(329)
Amortization of stock-based compensation	0	0	43	0	0	0	43	0	43
Distribution to non-controlling interest	0	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	0	3	0	3
BALANCE AT June 30, 2014	24,381,057	$244	$75,184	$1,762	$45,086	$0	$122,276	$6,121	$128,397

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2014	2013

Cash Flows from Operating Activities:
Net (loss) earnings	$(489)	$5,485
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,770	2,986
Gain on business combination	0	(2,074)
Casino license impairment	198	0
Loss on disposition and impairment of fixed assets	602	15
Amortization of stock-based compensation	43	3
Amortization of deferred financing costs	39	42
Deferred tax expense	(236)	(1,359)
Earnings from unconsolidated subsidiary	0	128
Changes in Operating Assets and Liabilities:
Receivables	(191)	178
Prepaid expenses and other assets	1,108	100
Accounts payable	(1,293)	(1,470)
Accrued liabilities	640	383
Inventories	(137)	(61)
Other operating liabilities	14	(194)
Accrued payroll	289	(455)
Taxes payable	(1,640)	(951)
Net cash provided by operating activities	2,717	2,756
Cash Flows used in Investing Activities:
Purchases of property and equipment	(5,090)	(1,308)
Acquisition of Casinos Poland, net of cash acquired	0	(4,580)
Proceeds from disposition of assets	1	13
Note receivable proceeds (issuance)	65	(500)
Net cash used in investing activities	(5,024)	(6,375)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	3,040	8,301
Principal repayments	(1,307)	(755)
Distribution to non-controlling interest	(281)	0
Exercise of stock options	3	0
Net cash provided by financing activities	1,455	7,546

-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months ended June 30,
Amounts in thousands	2014	2013

Effect of Exchange Rate Changes on Cash	$0	$(504)

(Decrease) Increase in Cash and Cash Equivalents	$(852)	$3,423

Cash and Cash Equivalents at Beginning of Period	$27,348	$24,747
Cash and Cash Equivalents at End of Period	$26,496	$28,170
Supplemental Disclosure of Cash Flow Information:
Interest paid	$252	$158
Income taxes paid	$1,616	$1,510
Non-cash investing activities:
Purchase of property, plant and equipment on account	$1,378	$419

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2014, the Company owned casino operations in North America, managed cruise ship-based casinos on international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, and had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa.

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

The Company operates 16 ship-based casinos onboard five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises and Nova Star Cruises Ltd.

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. The Company operates the ship-based casino onboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the ship-based casinos onboard each ship.

In February 2014, the Company announced that it signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014.

In June 2014, TUI Cruises launched the Mein Schiff 3 and the Company currently operates the ship-based casino onboard this ship.

In December 2010, the Company entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. The Company receives a management fee consisting of a fixed fee plus a percentage of the casino’s earnings before interest, taxes, depreciation and amortization.

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. ("UHA") in connection with the development and operation of a Racing Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino. On November 29, 2013, CCE and UHA amended the credit agreement. Under the amended credit agreement, CCE owns 15% of UHA, controls the UHA board of directors, manages the development of the REC project and has the right to convert CAD 11 million that the Company plans to loan to UHA into an additional 60% ownership interest in UHA. The Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013. Unaffiliated shareholders own the remaining 85% of UHA, and the Company accounts for and reports the 85% UHA ownership interest as a non-controlling financial interest. See Note 3 for additional information related to UHA.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,	June 30,
Ending Rates	2014	2013	2013
Canadian dollar (CAD)	1.0676	1.0636	1.0512
Euros (€)	0.7305	0.7258	0.7687
Polish zloty (PLN)	3.0381	3.0182	3.3276

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2014	2013	% Change	2014	2013	% Change
Canadian dollar (CAD)	1.0905	1.0237	(6.5%)	1.0966	1.0161	(7.9%)
Euros (€)	0.7293	0.7658	4.8%	0.7296	0.7616	4.2%
Polish zloty (PLN)	3.0382	3.2156	5.5%	3.0458	3.1800	4.2%
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company has assessed and implemented the new standard as of January 1, 2014. The adoption of the standard had no impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption of ASU 2014-09 is not permitted. The Company is currently evaluating the impact of adopting ASU 2014‑09, but does not expect the standard to have a significant effect on its consolidated financial statements.

3.ACQUISITION

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. The acquisition of CPL furthers the Company’s strategy to grow and develop mid-size casinos. CPL is the owner and operator of nine casinos throughout Poland with a total of 437 slot machines and 76 gaming tables. The Company paid for the purchase through borrowings under its credit agreement (“BMO Credit Agreement”) with the Bank of Montreal (“BMO”) (Note 6). There was no contingent consideration related to the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $34.8 million in net operating revenue and less than $0.1 million in net earnings from the date of acquisition through December 31, 2013 and $26.7 million in net operating revenue and $0.3 million in net losses from January 1, 2014 through June 30, 2014. Polish Airports owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 33.3% equity investment in CPL was determined to be $5.2 million as of the acquisition date. The $5.2 million was greater than the carrying value of the equity investment, resulting in a gain of $2.1 million, net of foreign currency translation. The Company recorded the gain in “Gain on business combination” in the 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained through the additional 33.3% interest acquired and on the Company’s internal valuation of CPL using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	relief from royalty method;
•	replacement cost method;
•	direct market value approach and direct and indirect cost approach; and
•	sales comparison approach, income approach and cost approach.

Total
Amounts in thousands (USD)
Investment fair value - April 8, 2013	$5,214
Investment book value - April 8, 2013	(3,020)

Gain on business combination including foreign currency translation	2,194
Less: foreign currency translation	(113)
Gain on business combination	$2,081

Details of the purchase in the table below are based on final fair values of assets and liabilities as of April 8, 2013, the date of acquisition. The measurement period to make any adjustments to the fair value of the assets and liabilities recognized as a result of the acquisition ended a year after the date of acquisition on April 8, 2014.

Acquisition Date	April 8, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$6,780
Acquisition-date fair value of the previously held equity interest	5,214
Total purchase consideration, including fair value of previously held equity interest	$11,994

The assets and liabilities recognized as a result of the acquisition are as follows:

Cash	$2,381
Accounts receivable	545
Deferred tax assets - current	325
Prepaid expenses	354
Inventory	139
Other current assets	3
Property and equipment	17,905
Licenses	2,533
Trademark	1,924
Deferred tax assets, non-current	1,034
Other long-term assets	477
Current portion of long-term debt	(4,267)
Accounts payable and accrued liabilities	(1,743)
Contingent liability	(5,776)
Accrued payroll	(1,640)
Taxes payable	(2,112)
Long-term debt, less current portion	(1,687)
Deferred income taxes, non-current	(1,257)
Net identifiable assets acquired	9,138

Less: Non-controlling interest	(5,214)
Add: Goodwill	8,070
Net assets acquired	$11,994

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

The following table provides information regarding the purchase consideration paid for the Company’s acquisition of an additional 33.3% interest in CPL:

Purchase Consideration – cash outflow

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$6,780
Less: balances acquired	(2,381)
Outflow of cash - investing activities	$4,399

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million in connection with the CPL acquisition. These costs include legal, accounting and valuation fees and were recorded as general and administrative expenses for the year ended December 31, 2013.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) conducted a tax audit of CPL to review the calculation and payment of personal income tax by CPL employees. There is no specific Polish law or regulation regarding how casinos should treat tips given by customers to casino employees.

Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008,  January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011.

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

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for review of the periods from December 1, 2007 to December 31, 2008 and from January 1, 2009 to December 31, 2009. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed on December 31, 2013. CPL filed an appeal of this decision in January 2014 and expects a decision in 2014.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability for all open periods as of June 30, 2014 is estimated at PLN 14.8 million ($4.9 million).

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

For the six months
ended June 30, 2013
Net operating revenue	$59,397
Net earnings	$5,153
Basic and diluted earnings per share	$0.21

Century Downs Racetrack and Casino

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with UHA in connection with the development of a  REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.

On November 29, 2013, CCE finalized an amended credit agreement with UHA in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to UHA a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an additional ownership position in UHA of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to UHA until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of UHA’s stock by the majority of the UHA shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement. The Company has a commitment letter with BMO for an additional CAD 11 million credit facility under the BMO Credit Agreement and has pledged its 15% ownership interest in UHA as collateral for the loan.

Under the amended credit agreement with UHA, CCE acquired 15% of UHA, controls the UHA board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in UHA. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of licensing by the Alberta Gaming and Liquor Commission (“AGLC”), the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which it has a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the remaining 85% UHA ownership interest as a non-controlling financial interest. UHA contributed a total of less than $0.1 million in net operating revenue and less than $0.1 million in net losses from the date of acquisition through December 31, 2013 and $0.4 million in net operating revenue and less than $0.1 million in net losses from January 1, 2014 through June 30, 2014.

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

Acquisition Date	November 29, 2013

Amounts in thousands
Purchase consideration:
Cash paid	$0
Acquisition date fair value for 15% equity interest for the Company's guarantee of additional REC project financing	397
Total purchase consideration	$397

Cash	$98
Restricted cash	472
Accounts receivable	126
Prepaid expenses	12
Casino license	3,001
Property and equipment	19,234
Accounts payable and accrued liabilities	(471)
Taxes payable	(19)
Contingent liability	(189)
Long-term debt, less current portion	(19,792)
Net identifiable assets acquired	2,472

Less: Non-controlling interest	(2,253)
Add: Goodwill	178
Net assets acquired	$397

Non-controlling interest

The Company recognized the non-controlling interest of the non-affiliated shareholders in UHA at its fair value of $2.3 million as of November 29, 2013.

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.4 million in connection with the UHA acquisition. These costs include legal, accounting, and valuation fees and were recorded as general and administrative expenses as of June 30, 2014.

Land

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to 1685258 Alberta Ltd (“Rosebridge”) and leased  back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of June 30, 2014, the outstanding balance on the financing obligation was $18.3 million and the implicit interest rate was 10.0%.

Contingent Liability

In February 2013, 1369454 Alberta Ltd, a Canadian company, and the County of Rockyview filed a lawsuit against UHA for previously owed money not paid by UHA.  The case was settled in April 2013, and UHA issued a promissory note to pay 1369454 Alberta Ltd. and the County of Rockyview $0.2 million subject to cost recoveries.

Financing

Prior to November 29, 2013, the Company loaned $1.4 million to UHA for deferred financing costs related to legal fees incurred for the UHA loan  and various expenditures relating to the development of the REC. As of the date of consolidation, the Company began eliminating the loan as an intercompany transaction.

Restricted Cash

The Company’s subsidiary CCE loaned $0.2 million to UHA in December 2013 to pay outstanding Canadian federal tax owed by UHA. The unsecured note is due and payable on December 31, 2014 and has a 4% interest rate. The note will be repaid once $0.5 million of restricted cash is released from escrow held with Rosebridge in connection with the land lease.

Pro Forma Results

Pro forma information is not included because the limited activities of UHA during the periods presented are immaterial.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of June 30, 2014 include our Edmonton casino property, our CPL casino operations, and UHA’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded during 2013 or during the six months ended June 30, 2014.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CPL casino operations and UHA’s REC project development activities for the six months ended June 30, 2014 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	UHA	Total
Balance – January 1, 2014	$4,622	$8,479	$178	$13,279
Effect of foreign currency translation	(17)	(56)	(1)	(74)
Balance – June 30, 2014	$4,605	$8,423	$177	$13,205

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark. As of April 8, 2013, the Company began reporting the Casinos Poland trademark as an intangible asset on the Company’s consolidated balance sheets.

As of June 30, 2014, the carrying amounts of the trademarks were as follows:

Amounts in thousands
Century Casinos	$108
Casinos Poland	2,008
Total	$2,116

Changes in the carrying amount of trademarks for the six months ended June 30, 2014 are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2014	$108	$2,021	$2,129
Effect of foreign currency translation	0	(13)	(13)
Balance – June 30, 2014	$108	$2,008	$2,116

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize trademarks. Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to trademarks were recorded during 2013 or during the six months ended June 30, 2014.

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses each with an original term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as finite-lived intangible assets on the Company’s consolidated balance sheets. On June 30, 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a period of five months. During the preceding year, the board replaced staff, changed the exterior appearance of the casino, increased marketing efforts and modified the floor plan of the casino. However, the casino had not achieved profitability. Based on the decision to suspend operations, the Company evaluated the carrying amount of the Sosnowiec casino license and determined that it no longer had value. Therefore, the Company wrote down the Sosnowiec casino license to zero and charged $0.2 million to operating costs and expenses.  Changes in the carrying amount of the Casinos Poland licenses for the six months ended June 30, 2014 are as follows:

Amounts in thousands
Balance – January 1, 2014	$2,245
Sosnowiec license impairment	(198)
Amortization	(283)
Effect of foreign currency translation	(13)
Balance – June 30, 2014	$1,751

As of June 30, 2014, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2014	$255
2015	510
2016	475
2017	377
2018	117
2019	17
$1,751

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 3.4 years.

UHA

UHA currently has one casino license pending final approval from the AGLC for the REC project. The AGLC has approved development of the REC project and a preliminary license. However, the AGLC will not issue a final license until the REC opens. As of November 29, 2013, the Company began reporting the UHA license as an intangible asset on the Company’s consolidated balance sheet. As of June 30, 2014, the carrying amount of the license was $3.0 million. No impairment charges related to the license have been recorded during 2013 or during the six months ended June 30, 2014.

UHA
Amounts in thousands
Balance – January 1, 2014	$2,991
Effect of foreign currency translation	(11)
Balance – June 30, 2014	$2,980

5.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company also issues coupons to customers for the purpose of generating future revenue. The value of coupons redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of promotional allowances is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Amounts in thousands
Hotel	$21	$22	$42	$41
Food and beverage	258	266	515	522
	$279	$288	$557	$563

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the points earned multiplied by the redemption value, and records a corresponding reduction in casino revenue. Points can be redeemed for cash and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2014 and December 31, 2013, the outstanding balance of this liability was $0.9 million.

6. LONG-TERM DEBT

Long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2014	2013
Credit agreement - Bank of Montreal	$10,133	$9,277
Credit agreement - Casinos Poland	4,081	4,798
Credit facility - Casinos Poland	2,999	1,447
Capital leases - Casinos Poland	177	207
Financing obligation - UHA land lease*	18,262	18,330
Total long-term debt	$35,652	$34,059
Less current portion	(5,841)	(4,195)
Long-term portion	$29,811	$29,864

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

As of June 30, 2014, scheduled maturities related to Bank of Montreal and Casinos Poland long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland
2014	$515	$3,972
2015	1,030	1,677
2016	1,030	1,608
2017	1,030	0
2018	1,030	0
Thereafter	5,498	0
Total	$10,133	$7,257

The consolidated weighted average interest rate on all Company debt was 8.1% for the six months ended June 30, 2014. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.75%. The Company pays a weighted average interest rate of 5.48% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 3.75% interest rate of the BMO Credit Agreement and the weighted average interest of 5.48% on the CPL loan agreements due to the UHA financing obligation, on which the Company pays an implicit interest rate of 10.0%.

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On May 23, 2012, the Company borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years through May 2017 and is guaranteed by the Company. On February 21, 2013, the Company borrowed CAD 7.3 million to pay for the additional 33.3% investment in CPL (Note 3). On June 19, 2014, the Company borrowed CAD 1.5 million to pay for development costs related to the REC project (Note 3) and general corporate purposes.  The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of June 30, 2014. As of June 30, 2014, the amount outstanding was $10.1 million and the Company had approximately CAD 15.5 million (approximately $14.5 million based on the exchange rate in effect on June 30, 2014) available under the BMO Credit Agreement. The CAD 12.5 million the Company has borrowed cannot be re-borrowed once it is repaid.

Amortization expenses relating to deferred financing charges were less than $0.1 million for the period ended June 30, 2014 and 2013. These costs are included in interest expense in the consolidated statements of earnings.

The Company has a committed term sheet from BMO for CAD 11.0 million of additional financing for the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Casinos Poland

Through the CPL acquisition, the Company assumed debt totaling $7.3 million as of June 30, 2014. The debt includes two bank loans, one bank line of credit and 12 capital lease agreements.

The first bank loan is with mBank (formerly known as BRE Bank). CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of June 30, 2014, the amount outstanding was $3.8 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016. The mBank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL complied with all covenants of this mBank agreement as of June 30, 2014. The second bank loan is also with mBank. CPL entered into the 2-year term loan at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of June 30, 2014, the amount outstanding was $0.3 million, and CPL had no further borrowing availability under the loan. The mBank loan matures in September 2014. The mBank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of this mBank agreement as of June 30, 2014.

The bank line of credit is a short-term facility with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit agreement terminates on February 13, 2016. As of June 30, 2014, the amount outstanding was $3.0 million and CPL has approximately $0.6 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL complied with all covenants of the BPH Bank line of credit as of June 30, 2014.

CPL’s remaining debt consists of 12 capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of June 30, 2014, the amount outstanding was $0.2 million.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  On April 17, 2013, mBank issued a guarantee of PLN 1.2 million ($0.4 million based on the exchange rate in effect as of June 30, 2014) and on February 14, 2014, mBank issued a guarantee of PLN 3.6 million ($1.2 million based on the exchange rate in effect as of June 30, 2014) to CPL for this purpose.  The terms of the guarantees by mBank end on October 31, 2019.  As of June 30, 2014, CPL maintained $0.6 million in deposits for this purpose.

UHA

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of June 30, 2014, the outstanding balance on the financing obligation was $18.3 million and the implicit interest rate was 10.0%.

7.INCOME TAXES

The Company’s pre-tax income (loss), income tax expense (benefit) and effective tax rate by jurisdiction are summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2014			ended June 30, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income	Income tax expense (benefit)	Effective tax rate
Canada	$1,696	$706	41.6%	$2,773	$521	18.8%
United States	(986)	30	(3.0%)	393	6	1.5%
Mauritius*	36	1	2.8%	193	6	3.1%
Austria	18	1	5.6%	238	(1)	(0.4%)
Poland	(605)	(90)	14.9%	2,441	21	0.9%
Total	$159	$648	407.5%	$6,038	$553	9.2%

*Ship-based casinos

During the six months ended June 30, 2014, the Company recognized income tax expense of $0.7 million on pre-tax income of $0.2 million, representing an effective income tax benefit rate of 407.5% compared to an income tax expense of $0.6 million on pre-tax income of $6.0 million, representing an effective income tax rate of 9.2% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and lower pre-tax income in Austria and Poland for the second quarter of 2014. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2014	2013	2014	2013
Weighted average common shares, basic	24,381	24,128	24,380	24,128
Dilutive effect of stock options	39	81	9	55
Weighted average common shares, diluted	24,420	24,209	24,389	24,183

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2014	2013	2014	2013
Stock options	38	38	68	38

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

Recurring Fair Value Measurements

We had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

Nonrecurring Fair Value Measurements

We have applied the provisions of the fair value measurement standard to our nonrecurring, non-financial assets and liabilities measured at fair value.  These assets and liabilities consist of those acquired by the Company in connection with our increased ownership in CPL and UHA. These assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement only in certain circumstances. The following table presents information about our non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 (in thousands),  aggregated by the level in the fair value hierarchy within which those assets fall.

	Level 1	Level 2	Level 3
Contingent liability	$0	$0	$5,104
Noncontrolling interests	$0	$0	$7,641
Trademark	$0	$0	$2,021
Property and equipment, net	$0	$0	$37,325
Casino licenses	$0	$0	$5,236

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

Casino licenses– The Company measured casino licenses acquired from CPL by using a replacement cost method. Because of the significance of the unobservable inputs in the fair value measurements of the asset, such measurements have been classified as Level 3.

Trademark – The Company measured the Casinos Poland trademark acquired from CPL by using the relief from royalty method. Because of the significance of the unobservable inputs in the fair value measurements of the asset, such measurements have been classified as Level 3.

On June 30, 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a period of five months. During the preceding year, the board replaced staff, changed the exterior appearance of the casino, increased marketing efforts and modified the floor plan of the casino. However, the casino had not achieved profitability. Based on the decision to suspend operations, the Company evaluated the carrying amount of the Sosnowiec casino license and determined that it no longer had value. The Company also evaluated the carrying amount of the leasehold improvements, which are reported as Property and equipment on the Company’s condensed consolidated balance sheet, at the Sosnowiec casino and determined that the asset no longer had value. Therefore, the Company wrote down the Sosnowiec casino license and the Sosnowiec casino leasehold improvements to zero and charged $0.7 million to operating costs and expenses for the quarter ended June 30, 2014.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of June 30, 2014 and December 31, 2013 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of June 30, 2014 and December 31, 2013 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender. The carrying value of the UHA debt approximates fair value as of June 30, 2014 and December 31, 2013 because the debt bears an implicit rate based on the fair value of the land. The estimated fair value of outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The estimated fair value of the Company’s UHA debt is designated as a Level 3 measurement in the fair value hierarchy.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have been determined to approximate carrying value based on the short-term nature of those financial instruments. The Company’s cash equivalents are comprised of time deposits and are designated as a Level 2 measurement in the fair value hierarchy.

10.SEGMENT INFORMATION

The Company’s chief operating decision maker is an executive management committee, comprised of two individuals.  These two individuals are our Co-CEOs. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. Management views each property as an operating segment based on its business activities, financial information and operating results, which are used by our chief operating decision maker function to assess performance and allocate resources within the Company. The Company’s operating segments have been aggregated into one reporting segment based on the similarities among economic characteristics, the nature of the products and services provided, types of customers, the methods used to distribute our products and services, the regulatory environments in which they operate and their management and reporting structure. All significant intercompany transactions have been eliminated.

The Company's principal operating activities occur in four geographic areas: the United States, Canada, Europe and in international waters. The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At June 30,	At December 31,
Amounts in thousands	2014	2013

United States	$55,715	$55,809

International:
Canada	$68,801	$67,858
Europe	33,117	33,793
International waters	1,703	804
Aruba	0	0
Total international	103,621	102,455
Total	$159,336	$158,264

	Net Operating Revenue
	For the three months ended June 30,		For the six months ended June 30,
Amounts in thousands	2014	2013	2014	2013
United States	$6,740	$7,578	$13,201	$14,916

International:
Canada	$8,708	$8,318	$17,271	$17,127
Europe	14,248	10,870	26,661	10,870
International waters	1,775	1,488	3,347	3,237
Aruba	84	94	185	187
Total international	24,815	20,770	47,464	31,421
Total	$31,555	$28,348	$60,665	$46,337

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

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 437 slot machines and 76 gaming tables. The following table summarizes the Polish cities in which CPL operated as of June 30, 2014, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	69	21
Warsaw	1.7 million	LIM Center	49	3
Krakow	760,000	Dwor Kosciuszko Hotel	51	8
Lodz	730,000	Manufaktura Entertainment Complex	41	7
Wroclaw	630,000	HP Park Plaza Hotel	65	12
Poznan	550,000	Hotel Andersia	43	9
Katowice	310,000	Altus Building	53	10
Sosnowiec	220,000	Sosnowiec City Center*	34	3
Plock	130,000	Hotel Plock	32	3

*Operations at the Sosnowiec casino were suspended as of June 30, 2014.

We also operate 16 ship-based casinos onboard five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises and Nova Star Cruises, Ltd. As of June 30, 2014, we had a total of 556 slot machines and 65 tables aboard the 16 cruise ships where we operated ship-based casinos. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operated ship-based casinos as of June 30, 2014.

Cruise Line	Ship
Oceania Cruises	Regatta
Oceania Cruises	Nautica
Oceania Cruises	Insignia*
Oceania Cruises	Marina
Oceania Cruises	Riviera
TUI Cruises	Mein Schiff 1
TUI Cruises	Mein Schiff 2
TUI Cruises	Mein Schiff 3 **
Windstar Cruises	Wind Surf
Windstar Cruises	Wind Star
Windstar Cruises	Wind Spirit
Windstar Cruises	Star Pride ***
Regent Seven Seas Cruises	Seven Seas Voyager

Regent Seven Seas Cruises	Seven Seas Mariner
Regent Seven Seas Cruises	Seven Seas Navigator
Nova Star Cruises Ltd.	Nova Star ****

*  Our casino operation onboard Insignia was suspended on April 5, 2012 as Oceania Cruises leased the vessel to a different cruise line. The Insignia rejoined Oceania Cruises in May 2014, at which time we again began operating this ship-based casino. We did not operate this ship-based casino while Oceania Cruises leased it to a different cruise line.

** In June 2014, TUI Cruises launched the Mein Schiff 3 and we currently operate the ship-based casino onboard this ship.

*** In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. We operate the ship-based casino onboard this ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the planned ship-based casinos onboard each ship.

**** In February 2014, we announced that we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014.

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

Under the amended credit agreement with UHA, CCE acquired 15% of UHA, controls the UHA board of directors,  manages  the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in UHA. Once the REC is developed and operational and for as long as CCE has not converted the UHA loan into a majority ownership position in UHA, CCE will receive 60% of UHA’s net profit before tax as a management fee. However, as a condition of AGLC licensing, the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating UHA as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of UHA. The Company accounts for and reports the remaining 85% UHA ownership interest as a non-controlling financial interest.

Other Projects under Development

On June 10, 2013, we announced that we were one of four companies applying for a 15-year casino license at the Hotel InterContinental in Vienna, Austria. On July 27, 2014, we announced that the Austrian authorities awarded the casino license to another applicant.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2014	2013	% Change	2014	2013	% Change
Canadian dollar (CAD)	1.0905	1.0237	(6.5%)	1.0966	1.0161	(7.9%)
Euros (€)	0.7293	0.7658	4.8%	0.7296	0.7616	4.2%
Polish zloty (PLN)	3.0382	3.2156	5.5%	3.0458	3.1800	4.2%
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

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming Revenue	$29,183	$26,149	$3,034	11.6%	$55,299	$41,844	$13,455	32.2%
Hotel Revenue	395	364	31	8.5%	795	752	43	5.7%
Food and Beverage Revenue	2,737	2,620	117	4.5%	5,443	5,198	245	4.7%
Other Revenue	1,160	1,110	50	4.5%	2,855	2,342	513	21.9%
Gross Revenue	33,475	30,243	3,232	10.7%	64,392	50,136	14,256	28.4%
Less Promotional Allowances	(1,920)	(1,895)	25	1.3%	(3,727)	(3,799)	(72)	(1.9%)
Net Operating Revenue	31,555	28,348	3,207	11.3%	60,665	46,337	14,328	30.9%
Gaming Expenses	(16,077)	(13,510)	2,567	19.0%	(31,352)	(20,443)	10,909	53.4%
Hotel Expenses	(139)	(184)	(45)	(24.5%)	(289)	(366)	(77)	(21.0%)
Food and Beverage Expenses	(2,317)	(2,341)	(24)	(1.0%)	(4,554)	(4,459)	95	2.1%
General and Administrative Expenses	(10,740)	(8,403)	2,337	27.8%	(19,395)	(13,826)	5,569	40.3%
Total Operating Costs and Expenses	(31,233)	(26,233)	5,000	19.1%	(59,360)	(42,080)	17,280	41.1%
(Losses) from Equity Investment	0	(32)	32	100.0%	0	(128)	128	100.0%
Earnings from Operations	322	2,083	(1,761)	(84.5%)	1,305	4,129	(2,824)	(68.4%)
Non-controlling Interest	872	(166)	1,038	625.3%	1,156	(166)	1,322	796.4%
Net Earnings	$156	$3,657	$(3,501)	(95.7%)	$667	$5,319	$(4,652)	(87.5%)

Basic Earnings Per Share	$0.01	$0.15	$(0.14)	(93.3%)	$0.03	$0.22	$(0.19)	(86.4%)
Diluted Earnings Per Share	$0.01	$0.15	$(0.14)	(93.3%)	$0.03	$0.22	$(0.19)	(86.4%)

The period over period increase in net operating revenue and decrease in net earnings for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relate to the inclusion of operating results for Casinos Poland for the full six months ended June 30, 2014, as opposed to only including operating results for Casinos Poland beginning April 8, 2013 through June 30, 2013 for the same period in 2013.  On April 8, 2013, we  purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest. Prior to the acquisition of this additional interest in CPL, the Company owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment. CPL contributed $26.7 million in net operating revenue and $0.3 million in net losses from January 1, 2014 through June 30, 2014. In addition, the consolidation of UHA as of November 29, 2013 as a minority owned subsidiary for which we have a controlling financial interest affects the comparability of 2014 and 2013 financial results. UHA contributed $0.4 million in net operating revenue and less than $0.1 million in net losses from January 1, 2014 through June 30, 2014.

Net operating revenue increased by $3.2 million, or 11.3%, and increased by $14.3 million, or 30.9%,  for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Following is a breakout of net operating revenue by property or category for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

•	Edmonton increased by $0.1 million, or 1.4%, and decreased by ($0.3) million, or (2.3%).
•	Calgary increased by $0.2 million, or 10.9%, and increased by less than $0.1 million, or 0.5%.
•	Central City decreased by ($0.3) million, or (7.3%), and decreased by ($0.8) million, or (9.4%).
•	Cripple Creek decreased by ($0.5) million, or (16.2%), and decreased by ($0.9) million, or (14.6%).
•	Casinos Poland increased by $3.4 million, or 31.1%, and increased by $15.8 million, or 145.3%. *
•	UHA added $0.1 million, and $0.4 million.
•	Cruise ship and other increased by $0.3 million, or 17.5%, and increased by $0.1 million, or 3.2%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Operating costs and expenses increased by $5.0 million, or 19.1%,  and increased by $17.3 million, or 41.1%,  for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Following is a breakout of total operating costs and expenses by property or category for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

•	Edmonton increased by less than $0.1 million, or 0.4%, and decreased by ($0.2) million, or (2.1%).
•	Calgary increased by $0.1 million, or 4.5%, and increased by less than $0.1 million, or 0.7% .
•	Central City decreased by ($0.3) million, or (6.8%), and decreased by ($0.5) million, or (5.9%) .
•	Cripple Creek decreased by ($0.1) million, or (3.8%), and decreased by ($0.1) million, or (1.6%).
•	Casinos Poland increased by $4.5 million, or 43.8%, and increased by $16.9 million, or 163.8%. *
•	UHA added $0.3 million, and $0.4 million.
•	Cruise ships and other increased by $0.3 million, or $23.1%, and increased by $0.2 million, or 8.1%.
•	Corporate and other increased by $0.1 million, or $7.3%, and increased by $0.4 million, or $13.2%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Earnings from operations decreased by ($1.8) million, or  (84.5%), and ($2.8) million, or (68.4%),  for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Following is a breakout of earnings from operations by property or category for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

•	Edmonton increased by $0.1 million, or 3.7%, and decreased by ($0.1) million, or (2.8%).
•	Calgary increased by $0.1 million, or 964.3%, and decreased by less than ($0.1) million, or (5.9%).
•	Central City decreased by ($0.1) million, or (12.0%), and decreased by ($0.4) million, or (35.3%).
•	Cripple Creek decreased by ($0.4) million, or (68.5%), and decreased by ($0.8) million, or (74.1%).
•	Casinos Poland decreased by ($1.1) million, or (208.0%), and decreased by ($1.1) million, or (203.3%). *
•	UHA added ($0.2) million, and $0.0 million in losses.
•	Cruise ships and other decreased by ($0.1) million, or (43.9%), and decreased by ($0.1) million, or (40.6%).
•	Corporate and other losses increased by $0.1 million, or 5.2%, and increased by $0.3 million, or 8.5%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Net earnings decreased by ($3.5) million, or (95.7%), and ($4.7) million, or (87.5%),  for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains on foreign currency transactions, gain on business combination, income tax expense and non-controlling interests.

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

The following discussion provides further detail of consolidated results by operating segment.

Casinos

Edmonton

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$4,530	$4,491	$39	0.9%	$8,747	$9,062	$(315)	(3.5%)
Hotel	213	182	31	17.0%	436	380	56	14.7%
Food and Beverage	1,285	1,284	1	0.1%	2,620	2,630	(10)	(0.4%)
Other	484	468	16	3.4%	1,007	1,027	(20)	(1.9%)
Gross Revenue	6,512	6,425	87	1.4%	12,810	13,099	(289)	(2.2%)
Less Promotional Allowances	(214)	(217)	(3)	(1.4%)	(442)	(438)	4	0.9%
Net Operating Revenue	6,298	6,208	90	1.4%	12,368	12,661	(293)	(2.3%)
Gaming Expenses	(1,672)	(1,513)	159	10.5%	(3,308)	(3,133)	175	5.6%
Hotel Expenses	(60)	(66)	(6)	(9.1%)	(116)	(127)	(11)	(8.7%)
Food and Beverage Expenses	(932)	(981)	(49)	(5.0%)	(1,866)	(1,979)	(113)	(5.7%)
General and Administrative Expenses	(1,318)	(1,395)	(77)	(5.5%)	(2,602)	(2,798)	(196)	(7.0%)
Total Operating Costs and Expenses	(4,229)	(4,212)	17	0.4%	(8,377)	(8,554)	(177)	(2.1%)
Earnings from Operations	2,069	1,996	73	3.7%	3,991	4,107	(116)	(2.8%)
Net Earnings	$1,443	$1,421	$22	1.5%	$2,866	$3,019	$(153)	(5.1%)

Three months ended June 30, 2014 and 2013

Net operating revenue at our property in Edmonton increased by $0.1 million, or 1.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, net operating revenue increased by $0.5 million, or 8.2%, due to increases in all revenue categories for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in gaming and hotel revenue was primarily due to a 2.8% increase in customer volumes and increased table games play due to expanded table games hours allowed by the AGLC for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m.

Total operating costs and expenses increased by less than $0.1 million, or 0.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, total operating costs and expenses increased by $0.3 million, or 6.9%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to increased entertainment production costs from a higher number of shows offered,  higher food costs and increased hourly wages due to an increase in the minimum wage and expanded table games hours.

Because of the foregoing, earnings from operations increased by $0.1 million, or 3.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In CAD, earnings from operations increased by $0.2 million, or 10.9%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net earnings increased by less than $0.1 million, or 1.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, net earnings increased by $0.3 million, or 22.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Net operating revenue at our property in Edmonton decreased by ($0.3) million, or (2.3%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in gaming revenue was due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 7.9% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 (the “7.9% exchange rate decrease”).

In CAD, net operating revenue increased by $0.7 million, or 5.4%, due to increases in all revenue categories for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in revenue was primarily due to an increase in table games play from expanded table games hours allowed by the AGLC effective April 1, 2014 and higher customer volumes of 1.7% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total operating costs and expenses decreased by ($0.2) million, or (2.1%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the 7.9% exchange rate decrease.

In CAD, total operating costs and expenses increased by $0.5 million, or 5.6% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to increased entertainment production costs from a higher number of entertainment shows, higher food costs and increased hourly wages due to an increase in the minimum wage and expanded table games hours.

Because of the foregoing, earnings from operations decreased by ($0.1) million, or (2.8%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In CAD, earnings from operations increased by $0.2 million, or 4.8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Net earnings decreased by ($0.2) million, or (5.1%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In CAD, net earnings increased by $0.4 million, or 13.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in net earnings of CAD 0.4 million compared to the decrease in net earnings of $0.2 million  was due to an increase in foreign currency gains of CAD 0.3 million offset by an increase in tax expense of CAD 0.1 million.

Calgary

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$1,597	$1,418	$179	12.6%	$2,908	$2,938	$(30)	(1.0%)
Food and Beverage	533	429	104	24.2%	1,018	914	104	11.4%
Other	298	325	(27)	(8.3%)	714	742	(28)	(3.8%)
Gross Revenue	2,428	2,172	256	11.8%	4,640	4,594	46	1.0%
Less Promotional Allowances	(87)	(62)	25	40.3%	(151)	(128)	23	18.0%
Net Operating Revenue	2,341	2,110	231	10.9%	4,489	4,466	23	0.5%
Gaming Expenses	(724)	(680)	44	6.5%	(1,374)	(1,410)	(36)	(2.6%)
Food and Beverage Expenses	(387)	(356)	31	8.7%	(780)	(758)	22	2.9%
General and Administrative Expenses	(866)	(858)	8	0.9%	(1,780)	(1,734)	46	2.7%
Total Operating Costs and Expenses	(2,220)	(2,124)	96	4.5%	(4,394)	(4,365)	29	0.7%
Earnings (Loss) from Operations	121	(14)	135	964.3%	95	101	(6)	(5.9%)
Net Earnings	$30	$46	$(16)	(34.8%)	$87	$171	$(84)	(49.1%)

Three months ended June 30, 2014 and 2013

Net operating revenue at our property in Calgary increased by $0.2 million, or 10.9%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, net operating revenue increased by $0.4 million, or 18.2%, due to increases in gaming, food and beverage revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Gaming revenue increased for the three months ended June 30, 2014 due to increased table games play from the expanded table games hours allowed by the AGLC effective April 1, 2014 and 6.2% higher customer volumes in comparison to the three months ended June 30, 2013 when significant flooding occurred in the city of Calgary during June 2013. Gaming revenue also increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the addition of an off track-betting parlor, which opened in May 2014.

Total operating costs and expenses increased by $0.1 million, or 4.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, total operating costs and expenses increased by $0.3 million, or 11.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased marketing expenses to advertise the addition of live music at the casino on weekends and the off track betting parlor, higher utility costs and increased property maintenance expenses.

Because of the foregoing, earnings from operations increased by $0.1 million, or 964.3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In CAD, earning from operations increased by $0.2 million, or 973.3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net earnings decreased by less than ($0.1) million, or (34.8%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In CAD, net earnings increased by $0.5 million, or 259.3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in net earnings of CAD 0.5 million compared to the decrease in net earnings of less than $0.1 million was due to an increase in foreign currency gains of CAD 0.5 million offset by an increase in tax expense of CAD 0.2 million.

Six months ended June 30, 2014 and 2013

Net operating revenue at our property in Calgary increased by less than $0.1 million, or 0.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In CAD, net operating revenue increased by $0.4 million, or 8.4%, due to increases in gaming, food and beverage revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Gaming revenue increased primarily due to an increase in table games play from the expanded table games hours allowed by the AGLC for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total operating costs and expenses increased by less than $0.1 million, or 0.7%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In CAD, total operating costs and expenses increased by $0.4 million, or 8.7%, due to increased marketing expenses to advertise the addition of live music at the casino on weekends and the off track betting parlor, higher utility costs and increased property maintenance expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Because of the foregoing, earnings from operations decreased by less than ($0.1) million, or (5.9%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In CAD, earnings from operations decreased by less than ($0.1) million, or (1.9%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net earnings decreased by ($0.1) million, or (49.1%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In CAD, net earnings increased by $0.3 million, or 131.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in net earnings of CAD 0.3 million compared to the decrease in net earnings of ($0.1) million  was due to an increase in foreign currency gains of CAD 0.3 million offset by an increase in tax expense of CAD 0.1 million.

Central City

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$4,410	$4,767	$(357)	(7.5%)	$8,678	$9,599	$(921)	(9.6%)
Hotel	107	117	(10)	(8.5%)	221	240	(19)	(7.9%)
Food and Beverage	495	513	(18)	(3.5%)	971	995	(24)	(2.4%)
Other	65	44	21	47.7%	103	85	18	21.2%
Gross Revenue	5,077	5,441	(364)	(6.7%)	9,973	10,919	(946)	(8.7%)
Less Promotional Allowances	(991)	(1,031)	(40)	(3.9%)	(1,949)	(2,063)	(114)	(5.5%)
Net Operating Revenue	4,086	4,410	(324)	(7.3%)	8,024	8,856	(832)	(9.4%)
Gaming Expenses	(1,954)	(2,094)	(140)	(6.7%)	(4,030)	(4,163)	(133)	(3.2%)
Hotel Expenses	(46)	(64)	(18)	(28.1%)	(105)	(125)	(20)	(16.0%)
Food and Beverage Expenses	(326)	(448)	(122)	(27.2%)	(638)	(887)	(249)	(28.1%)
General and Administrative Expenses	(1,019)	(978)	41	4.2%	(1,962)	(1,953)	9	0.5%
Total Operating Costs and Expenses	(3,652)	(3,917)	(265)	(6.8%)	(7,335)	(7,791)	(456)	(5.9%)
Earnings from Operations	434	493	(59)	(12.0%)	689	1,065	(376)	(35.3%)
Net Earnings	$269	$305	$(36)	(11.8%)	$427	$660	$(233)	(35.3%)

Three months ended June 30, 2014 and 2013

Net operating revenue at our property in Central City decreased by ($0.3) million, or (7.3%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 8.1% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The decrease in customer volumes is due to a declining Central City market and ongoing road construction on Interstate 70, the main thoroughfare connecting Denver to Central City. The Central City market decreased by 8.7% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We believe the Central City market decreased due to lost market share to the Black Hawk market. The Central City/Black Hawk market decreased by 0.1% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Although the overall Central City market decreased, our property’s market share increased by 3.0% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Total operating costs and expenses decreased by ($0.3) million, or (6.8%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in total operating costs and expenses was due to a decrease in gaming taxes as a result of lower gaming revenues, lower property taxes and lower revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Because of the foregoing, earnings from operations decreased by ($0.1) million, or (12.0%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and net earnings decreased by less than ($0.1) million, or (11.8%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Net operating revenue at our property in Central City decreased by ($0.8) million, or (9.4%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 9.7% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The decrease in customer volumes is due to a declining Central City Market and ongoing road construction on Interstate 70, the main thoroughfare connecting Denver to Central City. The Central City market decreased by 8.5% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We believe the Central City market decreased due to lost market share to the Black Hawk market. The Central City/Black Hawk market decreased by 1.4% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Although the overall Central City market decreased, our property’s market share increased by 1.0% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total operating costs and expenses decreased by ($0.5) million, or (5.9%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in total operating costs and expenses was due to a decrease in gaming taxes because of lower gaming revenues, lower property taxes, lower slot machine royalty expenses, lower revenue and greater management control over expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Because of the foregoing, earnings from operations decreased by ($0.4) million, or (35.3%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and net earnings decreased by ($0.2) million, or (35.3%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Cripple Creek

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$2,895	$3,383	$(488)	(14.4%)	$5,609	$6,505	$(896)	(13.8%)
Hotel	75	65	10	15.4%	138	131	7	5.3%
Food and Beverage	283	281	2	0.7%	565	547	18	3.3%
Other	29	24	5	20.8%	49	47	2	4.3%
Gross Revenue	3,282	3,753	(471)	(12.5%)	6,361	7,230	(869)	(12.0%)
Less Promotional Allowances	(628)	(585)	43	7.4%	(1,184)	(1,170)	14	1.2%
Net Operating Revenue	2,654	3,168	(514)	(16.2%)	5,177	6,060	(883)	(14.6%)
Gaming Expenses	(1,161)	(1,193)	(32)	(2.7%)	(2,315)	(2,312)	3	0.1%
Hotel Expenses	(34)	(54)	(20)	(37.0%)	(68)	(114)	(46)	(40.4%)
Food and Beverage Expenses	(228)	(312)	(84)	(26.9%)	(447)	(590)	(143)	(24.2%)
General and Administrative Expenses	(753)	(766)	(13)	(1.7%)	(1,538)	(1,485)	53	3.6%
Total Operating Costs and Expenses	(2,463)	(2,561)	(98)	(3.8%)	(4,896)	(4,976)	(80)	(1.6%)
Earnings from Operations	191	607	(416)	(68.5%)	281	1,084	(803)	(74.1%)
Net Earnings	$123	$376	$(253)	(67.3%)	$174	$672	$(498)	(74.1%)

Three months ended June 30, 2014 and 2013

Net operating revenue at our property in Cripple Creek decreased by ($0.5) million, or (16.2%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 13.8% and a declining Cripple Creek market. The Cripple Creek market declined by 8.0% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Our property’s market share decreased by 6.6% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Total operating costs and expenses decreased by ($0.1) million, or (3.8%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to decreased gaming taxes due to lower gaming revenue.

Because of the foregoing, earnings from operations decreased by ($0.4) million, or (68.5%), and net earnings decreased by ($0.3) million, or (67.3%) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Net operating revenue at our property in Cripple Creek decreased by ($0.9) million, or (14.6%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue from lower customer volumes of 11.4% and a declining Cripple Creek market. The Cripple Creek market declined by 5.9% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Our property’s market share decreased by 7.8% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total operating costs and expenses decreased by ($0.1) million, or (1.6%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to decreased gaming taxes due to lower gaming revenue.

Because of the foregoing, earnings from operations decreased by ($0.8) million, or (74.1%), and net earnings decreased by ($0.5) million, or (74.1%) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Casinos Poland

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013 *	Change	% Change	2014	2013 *	Change	% Change
Gaming	$14,077	$10,694	$3,383	31.6%	$26,196	$10,694	$15,502	145.0%
Food and Beverage	141	112	29	25.9%	269	112	157	140.2%
Other	30	64	(34)	(53.1%)	196	64	132	206.3%
Net Operating Revenue	14,248	10,870	3,378	31.1%	26,661	10,870	15,791	145.3%
Gaming Expenses	(9,100)	(6,828)	2,272	33.3%	(17,569)	(6,828)	10,741	157.3%
Food and Beverage Expenses	(443)	(245)	198	80.8%	(823)	(245)	578	235.9%
General and Administrative Expenses	(4,576)	(2,640)	1,936	73.3%	(7,421)	(2,640)	4,781	181.1%
Total Operating Costs and Expenses	(14,842)	(10,320)	4,522	43.8%	(27,229)	(10,320)	16,909	163.8%
(Loss) Earnings from Operations	(594)	550	(1,144)	(208.0%)	(568)	550	(1,118)	(203.3%)
Non-controlling Interest	174	(166)	340	204.8%	158	(166)	324	195.2%
Net (Loss) Earnings	$(348)	$333	$(681)	(204.5%)	$(317)	$333	$(650)	(195.2%)

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Three months ended June 30, 2014 and 2013*

Net operating revenue from Casinos Poland increased by $3.4 million, or 31.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In PLN, net operating revenue increased by PLN 8.3 million, or 23.7%, due to the addition of 68 high quality slot machines and increased revenue from the Poznan, Plock and Warsaw LIM Center casinos. The increase in net operating revenue was also due to an additional seven days of revenue reported during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of our acquiring a controlling interest in Casinos Poland on April 8, 2013. Prior to the acquisition of this interest in CPL, we owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment.

Total operating costs and expenses increased by $4.5 million, or 43.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In PLN, total operating costs and expenses increased by PLN 11.9 million, or 35.8%, due to increased gaming taxes from increased revenue, higher marketing expenses and one-time costs of approximately PLN 0.3 million ($0.1 million) associated with relocating the Poznan casino from an unfavorable location in the NH Hotel to the four star Hotel Andersia. The Poznan casino began operations in the new location on April 12, 2014. In addition, on June 30, 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a period of five months. During the preceding year, the board replaced staff, changed the exterior appearance of the casino, increased marketing efforts and modified the floor plan of the casino. However, the casino had not achieved profitability. Based on the board’s decision to suspend operations, we wrote down the Sosnowiec casino license and leasehold improvements to zero and PLN 2.2 million ($0.7 million) was charged to operating costs and expenses for the three months ended June 30, 2014.

Because of the foregoing, earnings from operations decreased by ($1.1) million, or (208.0%), and net earnings decreased by ($0.7) million, or (204.5%) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

In PLN, earnings from operations decreased by PLN (3.6) million, or (203.0%), and net earnings decreased by PLN (2.2) million, or (202.4%), for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The management board of CPL continues to evaluate Casinos Poland operations to determine whether CPL will make further strategic changes to any of the other casinos or cities in which CPL operates.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Six months ended June 30, 2014 and 2013  *

Net operating revenue from Casinos Poland increased by $15.8 million, or 145.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In PLN, net operating revenue increased by PLN 46.2 million, or 132.1%, due to the inclusion of net operating revenue for Casinos Poland for the full six months ended June 30, 2014, as opposed to only including net operating revenue for Casinos Poland beginning April 8, 2013 through June 30, 2013 for the same period in 2013. The increase in net operating revenue was also due to the addition of 68 high quality slot machines and increased revenue from the Poznan, Plock and Warsaw LIM Center casinos during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total operating costs and expenses increased by $16.9 million, or 163.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In PLN, total operating costs and expenses increased by PLN 49.7 million, or 149.6%, primarily due to the inclusion of operating costs and expenses for Casinos Poland for the full six months ended June 30, 2014, as opposed to only including operating costs and expenses for Casinos Poland beginning April 8, 2013 through June 30, 2013 for the same period in 2013. Total operating costs and expenses also increased due to increased gaming taxes, increased revenue and higher marketing expenses. In addition, PLN 2.2 million ($0.7 million) related to the impairment of the leasehold improvements and casino license at the Sosnowiec casino and one-time costs of approximately PLN 0.3 million ($0.1 million) associated with relocating the Poznan casino from an unfavorable location in the NH Hotel to the four star Hotel Andersia were charged to operating costs and expenses during the six months ended June 30, 2014.

Because of the foregoing, earnings from operations decreased by ($1.1) million, or (203.3%), and net earnings decreased by ($0.7) million, or (195.2%) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

In PLN, earnings from operations decreased by PLN (3.5) million, or (197.5%), and net earnings decreased by PLN (2.2) million, or (202.3%), for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The management board of CPL continues to evaluate Casinos Poland operations to determine whether CPL will make further strategic changes to any of the other casinos or the cities in which CPL we operates.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

UHA

	For the three months	For the six months
	ended June 30,	ended June 30,
Amounts in thousands	2014	2014
Other	$69	$414
Net Operating Revenue	69	414
General and Administrative Expenses	(273)	(414)
Total Operating Costs and Expenses	(273)	(414)
(Loss) from Operations	(204)	0
Non-controlling Interest	698	998
Net (Loss)	$(43)	$(45)

Three and six months ended June 30, 2014

Net operating revenue from UHA was $0.1 million and $0.4 million for the three and six months ended June 30, 2014, respectively. Revenue was derived from off track betting parlor commissions and fees paid by neighboring developers for the use of infrastructure on UHA land. Total operating costs and expenses related to managing the construction of the project offset by insurance proceeds received from a damaged barn were $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively. Losses from operations were $0.2 million and $0.0 million for the three and six months ended June 30, 2014, respectively.  Construction of the REC project began in March 2014, and we anticipate that UHA will complete the project by the first quarter of 2015.

Cruise Ships & Other

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$1,674	$1,396	$278	19.9%	$3,161	$3,046	$115	3.8%
Other	185	186	(1)	(0.5%)	371	378	(7)	(1.9%)
Net Operating Revenue	1,859	1,582	277	17.5%	3,532	3,424	108	3.2%
Gaming Expenses	(1,466)	(1,202)	264	22.0%	(2,756)	(2,596)	160	6.2%
General and Administrative Expenses	(208)	(147)	61	41.5%	(362)	(281)	81	28.8%
Total Operating Costs and Expenses	(1,785)	(1,450)	335	23.1%	(3,327)	(3,079)	248	8.1%
Earnings from Operations	74	132	(58)	(43.9%)	205	345	(140)	(40.6%)
Net Earnings	$60	$108	$(48)	(44.4%)	$170	$307	$(137)	(44.6%)

Three months ended June 30, 2014 and 2013

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.3 million, or 17.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to the addition of the Mein Schiff 3, Insignia, Star Pride and Nova Star ship-based casinos.

Total operating costs and expenses increased by $0.3 million, or 23.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to additional concession fees, payroll costs and travel costs associated with the addition of the four new ship-based casinos.

Because of the foregoing, earnings from operations and net earnings decreased by ($0.1) million, or (43.9%), and less than ($0.1) million, or  (44.4%), respectively, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.1 million, or 3.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to the addition of the Mein Schiff 3, Insignia, Star Pride and Nova Star ship-based casinos offset by lower revenue from the Voyager ship-based casino during the first quarter of 2014.

Total operating costs and expenses increased by $0.2 million, or 8.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to additional concession fees, payroll costs and travel costs associated with the addition of the four new ship-based casinos and additional gaming taxes to operate on Alaskan waters.

Because of the foregoing, earnings from operations and net earnings decreased by ($0.1) million, or (40.6%), and ($0.1) million, or (44.6%), respectively for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Corporate Other

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
General and Administrative Expenses	$(1,727)	$(1,618)	$109	6.7%	$(3,316)	$(2,935)	$381	13.0%
Total Operating Costs and Expenses	(1,769)	(1,649)	120	7.3%	(3,388)	(2,994)	394	13.2%
Losses from Operations	(1,769)	(1,681)	88	5.2%	(3,388)	(3,122)	266	8.5%
Net (Loss) Earnings	$(1,378)	$1,068	$2,446	229.0%	$(2,695)	$157	$2,852	1816.6%

Three and six months ended June 30, 2014 and 2013

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $0.1 million, or 6.7%, and $0.4 million, or 13.0%, respectively, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to higher payroll costs.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Gain on business combination	$0	$2,074	$(2,074)	(100.0%)	$0	$2,074	$(2,074)	(100.0%)
Interest Income	47	5	42	840.0%	61	11	50	454.5%
Interest Expense	(697)	(264)	433	164.0%	(1,382)	(344)	1,038	301.7%
Gain on Foreign Currency Transactions & Other	45	161	(116)	(72.0%)	175	168	7	4.2%
Non-Operating Income (Expense)	$(605)	$1,976	$(2,581)	(130.6%)	$(1,146)	$1,909	$(3,055)	(160.0%)

Gain on business combination

We recognized a gain of $2.1 million for the three and six months ended June 30, 2013 because of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition date.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on a $0.5 million loan in connection with a proposed casino project in Southeast Asia that we decided not to pursue following our diligence investigation.

Interest expense

The increase in interest expense of $0.4 million and $1.0 million for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was due to interest expense paid on UHA and CPL debt.

Taxes

Our pre-tax income by jurisdiction is summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2014			ended June 30, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income	Income tax expense (benefit)	Effective tax rate
Canada	$1,696	$706	41.6%	$2,773	$521	18.8%
United States	(986)	30	(3.0%)	393	6	1.5%
Mauritius*	36	1	2.8%	193	6	3.1%
Austria	18	1	5.6%	238	(1)	(0.4%)
Poland	(605)	(90)	14.9%	2,441	21	0.9%
Total	$159	$648	407.5%	$6,038	$553	9.2%

*Ship-based casinos

During the six months ended June 30, 2014, we recognized income tax expense of $0.7 million on pre-tax income of $0.2 million, representing an effective income tax benefit rate of 407.5% compared to an income tax expense of $0.6 million on pre-tax income of $6.0 million, representing an effective income tax rate of 9.2% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and lower pre-tax income in Austria and Poland for the second quarter of 2014. Since we maintain a full valuation allowance on all of our U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate. Therefore, our overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

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

Credit Agreement – Bank of Montreal

On May 23, 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On May 23, 2012, the Company borrowed CAD 3.7 million from the BMO Credit Agreement to repay the Company’s mortgage loan related to the Edmonton property. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. The BMO Credit Agreement has a term of five years through May 2017 and is guaranteed by the Company. On February 21, 2013, the Company borrowed CAD 7.3 million to pay for the additional 33.3% investment in CPL. On June 19, 2014, the Company borrowed CAD 1.5 million to pay for development costs related to the REC project and general corporate purposes. The shares of the Company’s subsidiaries in Edmonton and Calgary are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of June 30, 2014. As of June 30, 2014, the amount outstanding was $10.1 million and the Company had approximately CAD 15.5 million (approximately $14.5 million based on the exchange rate in effect on June 30, 2014) available under the BMO Credit Agreement. The CAD 12.5 million the Company has borrowed cannot be re-borrowed once it is repaid.

The Company has a committed term sheet from BMO for CAD 11.0 million of additional financing for the REC project. The Company’s 15% ownership interest in UHA is pledged as collateral for the loan.

Casinos Poland

Through the CPL acquisition, the Company assumed debt totaling $7.3 million as of June 30, 2014. The debt includes two bank loans, one bank line of credit and 12 capital lease agreements.

The first bank loan is with mBank (formerly known as BRE Bank). CPL entered into the 2.5 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of June 30, 2014, the amount outstanding was $3.8 million, and CPL had no further borrowing availability under the loan. The loan matures in November 2016. The mBank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL complied with all covenants of this mBank agreement as of June 30, 2014. The second bank loan is also with mBank. CPL entered into the 2-year term loan at an interest rate of WIBOR plus 2.5%. Proceeds from the loan were used to finance current operations. As of June 30, 2014, the amount outstanding was $0.3 million, and CPL had no further borrowing availability under the loan. The mBank loan matures in September 2014. The mBank loan agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL complied with all covenants of this mBank agreement as of June 30, 2014.

The bank line of credit is a short-term facility used to finance current operations. The line of credit is with BPH Bank, is a short-term revolving credit facility with an interest rate of WIBOR plus 1.85%. The credit agreement terminates on February 13, 2016. As of June 30, 2014, the amount outstanding was $3.0 million and CPL has approximately $0.6 million available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL complied with all covenants of the BPH Bank line of credit as of June 30, 2014.

CPL’s remaining debt consists of 12 capital lease agreements. The lease agreements are for various vehicles that are replaced on an ongoing basis. As of June 30, 2014, the amount outstanding was $0.2 million.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  On April 17, 2013, mBank issued a guarantee of PLN 1.2 million ($0.4 million based on the exchange rate in effect as of June 30, 2014) and on February 14, 2014, mBank issued a guarantee of PLN 3.6 million ($1.2 million based on the exchange rate in effect as of June 30, 2014) to CPL for this purpose.  The terms of the guarantees by mBank end on October 31, 2019.  As of June 30, 2014, CPL maintained $0.6 million in deposits for this purpose.

UHA

Prior to the Company’s acquisition, UHA purchased various plots of land on which the REC project will be constructed. UHA sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on a financing obligation. As of June 30, 2014, the outstanding balance on the financing obligation was $18.3 million and the implicit interest rate was 10.0%.

Cash and cash equivalents totaled $26.5 million at June 30, 2014, and we had working capital (current assets minus current liabilities) of $3.4 million compared to cash and cash equivalents of $27.4 million and working capital of $5.6 million at December 31, 2013. The decrease in cash and cash equivalents is due to $5.0 million for various capital expenditures, as described further below under investing activities, and a $0.3 million distribution to non-controlling interests in UHA. These uses of cash were offset by $2.7 million of cash provided by operating activities and $1.7 million in proceeds from borrowings net of principal payments.

Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2014 and $2.8 million for the six months ended June 30, 2013.  Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $5.0 million for the six months ended June 30, 2014 consisted of $1.6 million to remodel the new Poznan location, convert slot machines from cash to TITO machines and purchase new slot machines for Casinos Poland, $1.0 million for development costs related to the REC project, $0.8 million to purchase slot machines, surveillance systems and various gaming equipment for the Mein Schiff 3, Insignia and Nova Star ship based casinos, $0.4 million to remodel hotel rooms in our Cripple Creek property, $0.1 million to purchase slot machines for our Central City property, $0.1 million to replace slot chairs in our Edmonton property, $0.1 million to remodel the slot bar at our Calgary property and $0.9 million in cumulative additions at our properties.

Net cash used in investing activities of $6.4 million for the six months ended June 30, 2013 consisted of $4.6 million used to acquire CPL, $0.5 million loaned to pursue the proposed casino project in Southeast Asia, $0.7 million to purchase slot machines for our properties in Central City and Cripple Creek, $0.3 million to install new carpet at our casinos in Edmonton and Calgary, $0.1 million to purchase slot machines at our casino in Central City and $0.2 million in cumulative additions at our remaining properties.

Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2014 consisted of $1.7 million cash received from various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in UHA.

Net cash provided by financing activities of $7.6 million for the six months ended June 30, 2013 consisted of $7.6 million cash received from the BMO Credit Agreement and two CPL bank loans net of principal repayments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended June 30, 2014. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2014. The repurchase program has no set expiration or termination date.

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

We believe that our cash at June 30, 2014, as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the REC project, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases.  If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $22.6 million of our total $26.5 million in cash and cash equivalents at June 30, 2014 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continued to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2014. There were no repurchases of common stock during the three months ended June 30, 2014.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 14, 2014

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