Form 10-Q
period 2014-09-30
CENTURY CASINOS INC /CO/
filed 2014-11-14
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

24,381,057 shares of common stock, $0.01 par value per share, were outstanding as of November 7, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$27,303	$27,348
Receivables, net	912	1,205
Prepaid expenses	2,883	2,298
Inventories	545	498
Current portion of note receivable	0	195
Deferred income taxes	197	231
Restricted cash	446	470
Other current assets	84	115
Total Current Assets	32,370	32,360

Property and equipment, net	132,797	132,639
Goodwill	12,277	13,279
Deferred income taxes	3,847	3,634
Casino licenses	4,327	5,236
Trademark	1,949	2,129
Note receivable	0	305
Deposits and other	675	800
Deferred financing costs	255	242
Total Assets	$188,497	$190,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,490	$4,195
Accounts payable	3,413	2,460
Accrued liabilities	5,590	5,819
Accrued payroll	4,233	4,257
Taxes payable	2,807	4,803
Contingent liability (note 3)	4,656	5,104
Deferred income taxes	155	163
Total Current Liabilities	27,344	26,801

Long-term debt, less current portion	32,126	29,864
Taxes payable and other	590	601
Deferred income taxes	3,595	3,908
Total Liabilities	63,655	61,174
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
Shareholders’ Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,381,057 and 24,377,761 shares issued and outstanding	244	244
Additional paid-in capital	75,197	75,138
Retained earnings	45,881	44,419
Accumulated other comprehensive earnings	(1,352)	2,008
Total Century Casinos shareholders' equity	119,970	121,809
Non-controlling interest	4,872	7,641
Total equity	124,842	129,450
Total Liabilities and Shareholders’ Equity	$188,497	$190,624

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2014	2013	2014	2013
Operating revenue:
Gaming	$26,377	$26,758	$81,676	$68,603
Hotel	441	414	1,236	1,166
Food and beverage	2,680	2,619	8,124	7,817
Other	1,035	1,031	3,891	3,373
Gross revenue	30,533	30,822	94,927	80,959
Less: Promotional allowances	(2,410)	(1,996)	(6,137)	(5,795)
Net operating revenue	28,123	28,826	88,790	75,164
Operating costs and expenses:
Gaming	13,780	13,959	45,130	34,401
Hotel	156	172	445	538
Food and beverage	2,370	2,416	6,925	6,875
General and administrative	9,052	9,224	28,450	23,052
Depreciation and amortization	2,050	1,685	5,820	4,671
Total operating costs and expenses	27,408	27,456	86,770	69,537
(Loss) from equity investment	0	0	0	(128)
Earnings from operations	715	1,370	2,020	5,499
Non-operating income (expense):
Gain on business combination	0	0	0	2,074
Interest income	11	7	72	18
Interest expense	(707)	(206)	(2,090)	(550)
Gain on foreign currency transactions and other	200	66	375	234
Non-operating (expense) income, net	(496)	(133)	(1,643)	1,776
Earnings before income taxes	219	1,237	377	7,275
Income tax provision	138	132	786	685
Net earnings (loss)	81	1,105	(409)	6,590
Net loss (earnings) attributable to non-controlling interests	715	(32)	1,871	(198)
Net earnings attributable to Century Casinos, Inc. shareholders	$796	$1,073	$1,462	$6,392

Earnings per share:
Basic	$0.03	$0.04	$0.06	$0.26
Diluted	$0.03	$0.04	$0.06	$0.26
Weighted average shares outstanding - basic	24,381	24,249	24,380	24,334
Weighted average shares outstanding - diluted	24,417	24,413	24,419	24,464

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2014	2013	2014	2013

Net earnings (loss)	$81	$1,105	$(409)	$6,590

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,649)	2,025	(3,977)	(1,425)
Other comprehensive (loss) earnings, net of tax:	(3,649)	2,025	(3,977)	(1,425)
Comprehensive (loss) earnings	$(3,568)	$3,130	$(4,386)	$5,165
Comprehensive loss (earnings) attributable to non-controlling interests	715	(32)	1,871	(198)
Foreign currency translation adjustments attributable to non-controlling interests	534	(362)	617	(87)
Comprehensive (loss) earnings attributable to Century Casinos shareholders	$(2,319)	$2,736	$(1,898)	$4,880

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Shares	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2012	24,128,114	$243	$75,388	$4,569	$38,238	$(282)	$118,156	$0	$118,156
Net earnings	0	0	0	0	6,392	0	6,392	198	6,590
Foreign currency translation adjustment	0	0	0	(1,512)	0	0	(1,512)	87	(1,425)
Stock-based compensation expense	0	0	8	0	0	0	8	0	8
Fair value of non-controlling interest	0	0	0	0	0	0	0	5,214	5,214
Exercise of stock options	249,647	1	(280)	0	0	282	3	0	3
BALANCE AT September 30, 2013	24,377,761	$244	$75,116	$3,057	$44,630	$0	$123,047	$5,499	$128,546

BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$0	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	1,462	0	1,462	(1,871)	(409)
Foreign currency translation adjustment	0	0	0	(3,360)	0	0	(3,360)	(617)	(3,977)
Stock-based compensation expense	0	0	56	0	0	0	56	0	56
Distribution to non-controlling interest	0	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	0	3	0	3
BALANCE AT September 30, 2014	24,381,057	$244	$75,197	$(1,352)	$45,881	$0	$119,970	$4,872	$124,842

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2014	2013

Cash Flows from Operating Activities:
Net (loss) earnings	$(409)	$6,590
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	5,820	4,671
Gain on business combination	0	(2,074)
Casino license impairment	198	0
Loss on disposition and impairment of fixed assets	590	266
Stock-based compensation expense	56	8
Amortization of deferred financing costs	58	62
Deferred tax expense	(499)	(498)
Loss from unconsolidated subsidiary	0	128
Changes in Operating Assets and Liabilities:
Receivables	379	488
Prepaid expenses and other assets	(709)	54
Accounts payable	(1,314)	(766)
Accrued liabilities	(23)	(427)
Inventories	(87)	(38)
Other operating assets	0	(128)
Other operating liabilities	17	(223)
Accrued payroll	129	(237)
Taxes payable	(2,046)	(1,398)
Net cash provided by operating activities	2,160	6,478
Cash Flows used in Investing Activities:
Purchases of property and equipment	(8,672)	(2,144)
Acquisition of Casinos Poland, net of cash acquired	0	(4,580)
Proceeds from disposition of assets	1	53
Note receivable proceeds (issuance)	500	(500)
Net cash used in investing activities	(8,171)	(7,171)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	9,002	9,322
Principal repayments	(2,289)	(2,806)
Distribution to non-controlling interest	(281)	0
Exercise of stock options	3	3
Net cash provided by financing activities	6,435	6,519

-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months ended September 30,
Amounts in thousands	2014	2013

Effect of Exchange Rate Changes on Cash	$(469)	$(126)

(Decrease) Increase in Cash and Cash Equivalents	$(45)	$5,700

Cash and Cash Equivalents at Beginning of Period	$27,348	$24,747
Cash and Cash Equivalents at End of Period	$27,303	$30,447
Supplemental Disclosure of Cash Flow Information:
Interest paid	$383	$494
Income taxes paid	$2,225	$1,662
Non-cash investing activities:
Purchase of property, plant and equipment on account	$2,305	$162

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2014, the Company owned casino operations in North America, managed cruise ship-based casinos on international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa and was developing a Racing Entertainment Center (“REC”) in Canada.

As of September 30, 2014 the Company owned, operated and managed the following casinos through wholly-owned subsidiaries in North America:

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

The Company operates 16 ship-based casinos onboard the ships of the following five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises and Nova Star Cruises Ltd.

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. The Company operates the ship-based casino onboard this 212 passenger ship. Windstar Cruises is planning to begin operations on the other two vessels during the second quarter of 2015, and we expect to operate the ship-based casinos onboard each ship.

In February 2014, the Company signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014 and operates on a seasonal basis from May to November.  In September 2014, Nova Star Cruises Ltd. announced that it was shortening its 2014 sailing season with the final round trip ending on October 14, 2014.

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

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR") in connection with the development and operation of a REC in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement, CCE owns 15% of CDR, controls the CDR board of directors, manages the development of the REC project and has the right to convert CAD 11 million that the Company plans to loan to CDR into an additional 60% ownership interest in CDR. The Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013. Unaffiliated shareholders own the remaining 85% of CDR, and the Company accounts for and reports the 85% CDR ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CDR.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,	September 30,
Ending Rates	2014	2013	2013
Canadian dollar (CAD)	1.1208	1.0636	1.0285
Euros (€)	0.7919	0.7258	0.7389
Polish zloty (PLN)	3.3140	3.0182	3.1214

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2014	2013	% Change	2014	2013	% Change
Canadian dollar (CAD)	1.0890	1.0389	(4.8%)	1.0940	1.0237	(6.9%)
Euros (€)	0.7552	0.7549	0.0%	0.7381	0.7594	2.8%
Polish zloty (PLN)	3.1544	3.2054	1.6%	3.0820	3.1884	3.3%
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company assessed the new standard as of September 30, 2014. Management does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3.ACQUISITIONS

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. The acquisition of CPL furthers the Company’s strategy to grow and develop mid-size casinos. CPL is the owner and operator of nine casinos throughout Poland with a total of 471 slot machines and 73 gaming tables. The Company paid for the purchase through borrowings under its credit agreement (“BMO Credit Agreement”) with the Bank of Montreal (“BMO”) (Note 6). There was no contingent consideration related to the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $34.8 million in net operating revenue and less than $0.1 million in net earnings from the date of acquisition through December 31, 2013 and $37.1 million in net operating revenue and $0.6 million in net losses from January 1, 2014 through September 30, 2014. Polish Airports owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

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

After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS on November 30, 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from this decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and expects a decision in 2015.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for review of the periods from December 1, 2007 to December 31, 2008 and from January 1, 2009 to December 31, 2009. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed on December 31, 2013. CPL filed an appeal of this decision in January 2014 to the Voivodship Administrative Court. In September 2014, the Voivodship Administrative Court denied CPL’s appeal.  CPL plans to appeal the decision to the Supreme Administrative Court.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability for all open periods as of September 30, 2014 is estimated at PLN 14.8 million ($4.7 million).

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

For the nine months
ended September 30, 2013
Net operating revenue	$80,595
Net earnings	$6,245
Basic and diluted earnings per share	$0.25

Century Downs Racetrack and Casino

On November 30, 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a  REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.

On November 29, 2013, CCE finalized an amended credit agreement with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an additional ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to CDR until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under the BMO Credit Agreement (Note 6).

Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in CDR. Once the REC is developed and operational and for as long as CCE has not converted the CDR loan into a majority ownership position in CDR, CCE will receive 60% of CDR’s net profit before tax as a management fee. However, as a condition of licensing by the Alberta Gaming and Liquor Commission (“AGLC”), the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest. Unaffiliated shareholders own the remaining 85% of CDR. The Company accounts for and reports the remaining 85% CDR ownership interest as a non-controlling financial interest. CDR contributed a total of less than $0.1 million in net operating revenue and less than $0.1 million in net losses from the date of acquisition through December 31, 2013 and $0.5 million in net operating revenue and less than $0.1 million in net losses from January 1, 2014 through September 30, 2014.

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

The Company accounted for the transaction as a business combination, and accordingly, CDR’s assets of $22.9 million (including $0.1 million in cash) and liabilities of $20.5 million were included in the Company's consolidated balance sheet at November 29, 2013. Goodwill of $0.2 million is attributable to the expected business expansion opportunity for the Company. The acquisition leverages the Company’s management specialties and expertise in the gaming industry to the horse racing industry, and the REC project, once completed, will be one of the Company’s largest scale properties. Goodwill is not a tax deductible item for the Company.

Upon consolidation, the fair value of the Company’s 15% ownership interest was determined to be $0.4 million as of the acquisition date. Since the Company did not give any cash consideration for the 15% ownership interest, it recorded the $0.4 million as a gain in “Gain on business combination” in the 2013 consolidated statement of earnings. The fair value was determined based on the controlling interest obtained and on the Company’s valuation of CDR using the following methods, which the Company believes provide the most appropriate indicators of fair value:

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

Non-controlling interest

The Company recognized the non-controlling interest of the non-affiliated shareholders in CDR at its fair value of $2.3 million as of November 29, 2013.

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.4 million in connection with the CDR acquisition. These costs include legal, accounting, and valuation fees and were recorded as general and administrative expenses as of September 30, 2014.

Land

Prior to the Company’s acquisition, CDR purchased various plots of land on which the REC project will be constructed.  CDR sold a portion of this land consisting of 71.99 acres to 1685258 Alberta Ltd (“Rosebridge”) and leased  back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of September 30, 2014, the outstanding balance on the financing obligation was $17.4 million and the implicit interest rate was 10.0%.

Contingent Liability

In February 2013, 1369454 Alberta Ltd filed a lawsuit against CDR for previously owed money not paid by CDR.  The case was settled in April 2013, and CDR issued a promissory note to pay 1369454 Alberta Ltd. CAD 0.2 million  ($0.2 million based on the exchange rate in effect on September 30, 2014).

Financing

Prior to November 29, 2013, the Company loaned $1.4 million to CDR for deferred financing costs related to legal fees incurred for the CDR loan  and various expenditures relating to the development of the REC. As of the date of consolidation, the Company began eliminating the loan as an intercompany transaction.

Restricted Cash

The Company’s subsidiary CCE loaned $0.2 million to CDR in December 2013 to pay outstanding Canadian federal tax owed by CDR. The unsecured note is due and payable on December 31, 2014 and has a 4% interest rate. The note will be repaid once $0.5 million of restricted cash is released from escrow held with Rosebridge in connection with the land lease.

Pro Forma Results

Pro forma information is not included because the limited operating activities of CDR during the comparable 2013 periods presented are immaterial.

4.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of September 30, 2014 include our Edmonton casino property, our CPL casino operations, and CDR’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded during 2013 or during the nine months ended September 30, 2014.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CPL casino operations and CDR’s REC project development activities for the nine months ended September 30, 2014 are as follows:

Amounts in thousands	Edmonton	Casinos Poland	CDR	Total
Balance – January 1, 2014	$4,622	$8,479	$178	$13,279
Effect of foreign currency translation	(236)	(757)	(9)	(1,002)
Balance – September 30, 2014	$4,386	$7,722	$169	$12,277

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark. As of April 8, 2013, the Company began reporting the Casinos Poland trademark as an intangible asset on the Company’s consolidated balance sheets.

Changes in the carrying amount of trademarks for the nine months ended September 30, 2014 are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2014	$108	$2,021	$2,129
Effect of foreign currency translation	0	(180)	(180)
Balance – September 30, 2014	$108	$1,841	$1,949

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize trademarks. Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to trademarks were recorded during 2013 or during the nine months ended September 30, 2014.

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years. As of April 8, 2013, the Company began reporting the Polish casino licenses as finite-lived intangible assets on the Company’s consolidated balance sheets. On June 30, 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a period of five months. During the preceding year, the board replaced staff, changed the exterior appearance of the casino, increased marketing efforts and modified the floor plan of the casino. However, the casino had not achieved profitability. Based on the decision to suspend operations, the Company evaluated the carrying amount of the Sosnowiec casino license and determined that it no longer had value. Therefore, the Company wrote down the Sosnowiec casino license to zero and charged $0.2 million to operating costs and expenses.  Changes in the carrying amount of the Casinos Poland licenses for the nine months ended September 30, 2014 are as follows:

Amounts in thousands
Balance – January 1, 2014	$2,245
Sosnowiec license impairment	(198)
Amortization	(412)
Effect of foreign currency translation	(146)
Balance – September 30, 2014	$1,489

As of September 30, 2014, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2014	$117
2015	468
2016	435
2017	346
2018	107
2019	16
$1,489

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 3.4 years.

Century Downs Racetrack and Casino

CDR currently has one casino license pending final approval from the AGLC for the REC project. The AGLC has approved development of the REC project and a preliminary license. However, the AGLC will not issue a final license until the REC opens. As of November 29, 2013, the Company began reporting the CDR license as an intangible asset on the Company’s consolidated balance sheet. As of September 30, 2014, the carrying amount of the license was $2.8 million. No impairment charges related to the license have been recorded during 2013 or during the nine months ended September 30, 2014.

Amounts in thousands	CDR
Balance – January 1, 2014	$2,991
Effect of foreign currency translation	(153)
Balance – September 30, 2014	$2,838

5.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company also issues coupons to customers for the purpose of generating future revenue. The value of coupons redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of provided promotional allowances is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Amounts in thousands
Hotel	$25	$20	$66	$61
Food and beverage	286	301	800	822
	$311	$321	$866	$883

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the points earned multiplied by the redemption value, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, free play and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of September 30, 2014 and December 31, 2013, the outstanding balance of this liability was $1.0 and $0.9 million, respectively.

6. LONG-TERM DEBT

Long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2014	2013
Credit agreement - Bank of Montreal	$13,825	$9,277
Credit agreement - Casinos Poland	4,043	4,798
Credit facility - Casinos Poland	3,215	1,447
Capital leases - Casinos Poland	138	207
Financing obligation - CDR land lease*	17,395	18,330
Total long-term debt	$38,616	$34,059
Less current portion	(6,490)	(4,195)
Long-term portion	$32,126	$29,864

*The financing obligation represents the land lease with CDR. Prior to the Company’s acquisition, CDR purchased various plots of land on which the REC project will be constructed. CDR sold a portion of the land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of the CDR acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023.

As of September 30, 2014, scheduled maturities related to Bank of Montreal and Casinos Poland long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland
2014	$389	$3,599
2015	1,556	1,809
2016	1,556	1,716
2017	1,556	272
2018	1,556	0
Thereafter	7,212	0
Total	$13,825	$7,396

Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation.

The consolidated weighted average interest rate on all Company debt was 7.7% for the nine months ended September 30, 2014. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.75%. The Company pays a weighted average interest rate of 5.60% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 3.75% interest rate of the BMO Credit Agreement and the weighted average interest of 5.60% on the CPL loan agreements due to the CDR financing obligation, on which the Company pays an implicit interest rate of 10.0%.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the principal amount of the loan to CAD 39.1 million. As of September 30, 2014, the Company had borrowed CAD 17.5 million, of which the outstanding balance was CAD 15.5 million  ($13.8 million based on the exchange rate in effect on September 30, 2014) and the Company had approximately CAD 21.6 million ($19.3 million based on the exchange rate in effect on September 30, 2014) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL (Note 3) and pay for development costs related to the REC project (Note 3). The Company can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin.  Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company’s 15% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt. The Company was in compliance with all covenants of the BMO Credit Agreement as of September 30, 2014.

Amortization expenses relating to deferred financing charges were $0.1 million for the period ended September 30, 2014 and 2013. These costs are included in interest expense in the consolidated statements of earnings.

Casinos Poland

As of September 30, 2014, CPL had debt totaling $7.4 million. The debt includes two credit agreements,  one credit facility and 12 capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into the 3 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of September 30, 2014, the amount outstanding on the term loan was $3.1 million. CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2014.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into the 3 year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of September 30, 2014, the amount outstanding on the term loan was $0.9 million. CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2014.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of September 30, 2014, the amount outstanding was $3.2 million and CPL has approximately $0.1 million available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL was in compliance with all covenants of the BPH Bank line of credit as of September 30, 2014.

CPL’s remaining debt consists of 12 capital lease agreements for various vehicles. As of September 30, 2014, the amount outstanding was $0.1 million.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.5 million based on the exchange rate in effect as of September 30, 2014). The mBank guarantees terminate on October 31, 2019.  As of September 30, 2014, CPL maintained $0.4 million in deposits for this purpose.

Century Downs Racetrack and Casino

Prior to the Company’s acquisition, CDR purchased various plots of land on which the REC project will be constructed. CDR sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of September 30, 2014, the outstanding balance on the financing obligation was $17.4 million and the implicit interest rate was 10.0%.

7.INCOME TAXES

The Company’s pre-tax income (loss), income tax expense (benefit) and effective tax rate by jurisdiction are summarized in the table below:

	For the nine months			For the nine months
Amounts in thousands	ended September 30, 2014			ended September 30, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income	Income tax expense (benefit)	Effective tax rate
Canada	$2,434	$943	38.7%	$3,771	$831	22.0%
United States	(1,157)	56	(4.8%)	592	0	0.0%
Mauritius*	140	12	8.6%	271	8	3.0%
Austria	81	1	1.2%	301	(1)	(0.3%)
Poland	(1,121)	(226)	20.2%	2,340	(153)	(6.5%)
Total	$377	$786	208.5%	$7,275	$685	9.4%

*Ship-based casinos

During the nine months ended September 30, 2014, the Company recognized income tax expense of $0.8 million on pre-tax income of $0.4 million, representing an effective income tax benefit rate of 208.5% compared to an income tax expense of $0.7 million on pre-tax income of $7.3 million, representing an effective income tax rate of 9.4% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and lower pre-tax income in Austria and Poland for the third  quarter of 2014. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

8.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2014	2013	2014	2013
Weighted average common shares, basic	24,381	24,249	24,380	24,334
Dilutive effect of stock options	36	164	39	130
Weighted average common shares, diluted	24,417	24,413	24,419	24,464

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2014	2013	2014	2013
Stock options	68	68	68	68

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

Recurring Fair Value Measurements

We had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

Nonrecurring Fair Value Measurements

We have applied the provisions of the fair value measurement standard to our nonrecurring, non-financial assets and liabilities measured at fair value.  These assets and liabilities consist of those acquired by the Company in connection with our increased ownership in CPL and CDR. These assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement only in certain circumstances. The following table presents information about our non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 (in thousands),  aggregated by the level in the fair value hierarchy within which those assets fall.

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

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of September 30, 2014 and December 31, 2013 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of September 30, 2014 and December 31, 2013 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender. Based on prices for identical or similar instruments in markets that are not active, the estimated fair values of the outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The carrying value of the CDR debt approximates fair value as of September 30, 2014 and December 31, 2013 because the debt bears interest at a rate implicit in the CDR land lease with the third party lessor at the time of the recent CDR acquisition.  Based on the unobservable inputs used in the CDR land lease, the estimated fair value of the Company’s CDR debt is designated as a Level 3 measurement in the fair value hierarchy.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The Company's principal operating activities occur in four geographic areas: the United States, Canada, Europe and in international waters. The following summary provides information regarding the Company’s principal geographic areas:

	Long Lived Assets
	At September 30,	At December 31,
Amounts in thousands	2014	2013

United States	$55,398	$55,809

International:
Canada	$68,976	$67,858
Europe	30,041	33,793
International waters	1,712	804
Aruba	0	0
Total international	100,729	102,455
Total	$156,127	$158,264

	Net Operating Revenue
	For the three months ended September 30,		For the nine months ended September 30,
Amounts in thousands	2014	2013	2014	2013
United States	$7,252	$7,870	$20,456	$22,790

International:
Canada	$8,264	$8,023	$25,533	$25,148
Europe	10,425	11,115	37,087	21,985
International waters	2,094	1,731	5,441	4,968
Aruba	88	87	273	273
Total international	20,871	20,956	68,334	52,374
Total	$28,123	$28,826	$88,790	$75,164

11. EQUITY

Austrian Depository Certificates (“ADCs”)

On August 22, 2014, the Company announced that it had initiated delisting of the ADCs of the Company from the Vienna Stock Exchange effective September 30, 2014 due to consistently low trading volume on that exchange. On August 25, 2014 the Vienna Stock Exchange approved the delisting of the ADCs. On September 30, 2014, the ADCs of the Company traded on the Vienna Stock Exchange were automatically converted into the corresponding number of shares of the Company’s common stock tradable on the NASDAQ Capital Market. The NASDAQ Capital Market, where the Company’s common stock has been listed since 1994, remains as the exclusive stock exchange for the Company.

12.SUBSEQUENT EVENTS

On October 31, 2014, CCE entered into a Joint Venture Agreement (“Joint Venture”) with Gambling and Entertainment LLC and Gambling and Entertainment International Corp. and its shareholders, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1 million. Through the Joint Venture, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. The Joint Venture may also pursue other gaming opportunities. Under the Joint Venture, CCE has the right to appoint one director to MCE’s Board of Directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s Board of Directors based on its ownership percentage of MCE. On October 31, 2014, CCE and MCE also entered into a Consulting Service Agreement in which CCE will provide advice on casino matters. Through the Consulting Service Agreement, CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization.

On November 5, 2014, the Company announced that it had amended its concession agreement with TUI Cruises to include the Mein Schiff 4. The new 2,500-passenger ship is currently being built and is scheduled to commence operations in June 2015.

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

In 2007, our subsidiary CCE acquired 33.3% of the outstanding shares issued by CPL and we accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. As of April 2013, we began consolidating our 66.6% ownership of CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 471 slot machines and 73 gaming tables. The following table summarizes the Polish cities in which CPL operated as of September 30, 2014, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	21
Warsaw	1.7 million	LIM Center	63	3
Krakow	760,000	Dwor Kosciuszko Hotel	53	8
Lodz	730,000	Manufaktura Entertainment Complex	59	7
Wroclaw	630,000	HP Park Plaza Hotel	68	12
Poznan	550,000	Hotel Andersia	54	9
Katowice	310,000	Altus Building	67	10
Sosnowiec	220,000	Sosnowiec City Center*	0	0
Plock	130,000	Hotel Plock	37	3

*Operations at the Sosnowiec casino were suspended as of June 30, 2014.

We also operate 16 ship-based casinos onboard ships of the following  five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises and Nova Star Cruises, Ltd. As of September 30, 2014, we had a total of 556 slot machines and 65 tables aboard the 16 cruise ships where we operated ship-based casinos. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operated ship-based casinos as of September 30, 2014.

Cruise Line	Ship	Number of Slots	Number of Tables
Oceania Cruises	Regatta	36	5
Oceania Cruises	Nautica	36	5
Oceania Cruises	Insignia*	36	5
Oceania Cruises	Marina	62	6
Oceania Cruises	Riviera	63	6
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	12	0
TUI Cruises	Mein Schiff 3 **	20	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride ***	7	3
Regent Seven Seas Cruises	Seven Seas Voyager	51	6

Regent Seven Seas Cruises	Seven Seas Mariner	51	7
Regent Seven Seas Cruises	Seven Seas Navigator	43	6
Nova Star Cruises Ltd.	Nova Star ****	70	2

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

**** In February 2014, we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014 and operates on a seasonal basis from May to November.  In September 2014, Nova Star Cruises Ltd. announced that it was shortening its 2014 sailing season with the final round trip ending on October 14, 2014.

In November 2014, we amended our concession agreement with TUI Cruises to include the Mein Schiff 4, a new 2,500-passenger ship that is currently being constructed. TUI Cruises plans to launch the Mein Schiff 4 in June 2015.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA.

Century Downs Racetrack and Casino - Calgary, Canada

On November 30, 2012, our subsidiary CCE signed credit and management agreements with CDR in connection with the development and operation of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we will operate as Century Downs Racetrack and Casino.

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

The project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location will allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC will be located approximately 17 miles from Century Casino Calgary and will serve what we believe is a different customer base, including customers who also are interested in horse racing.

The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horse racing in Alberta, has approved the REC project and approved a license. Construction commenced in March 2014 and we anticipate that CDR will complete the REC by the first quarter of 2015.

On November 29, 2013, CCE finalized an amended credit agreement with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A would be for CAD 13 million and Loan B would be for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE will not advance funds from Loan B to CDR until CCE has advanced all monies from Loan A. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement.

Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in CDR. Once the REC is developed and operational and for as long as CCE has not converted the CDR loan into a majority ownership position in CDR, CCE will receive 60% of CDR’s net profit before tax as a management fee. However, as a condition of AGLC licensing, the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of CDR. The Company accounts for and reports the remaining 85% CDR ownership interest as a non-controlling financial interest.

Other Projects under Development

On June 10, 2013, we announced that we were one of four companies applying for a 15-year casino license at the Hotel InterContinental in Vienna, Austria. On July 27, 2014, we announced that the Austrian authorities awarded the casino license to another applicant.

On October 31, 2014, CCE entered into a Joint Venture Agreement (“Joint Venture”) with Gambling and Entertainment LLC and Gambling and Entertainment International Corp. and its shareholders, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1 million. Through the Joint Venture, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. The Joint Venture may also pursue other gaming opportunities. Under the Joint Venture, CCE has the right to appoint one director to MCE’s Board of Directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s Board of Directors based on its ownership percentage of MCE.  On October 31, 2014, CCE and MCE also entered into a Consulting Service Agreement in which CCE will provide advice on casino matters.  Through the Consulting Service Agreement, CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2014	2013	% Change	2014	2013	% Change
Canadian dollar (CAD)	1.0890	1.0389	(4.8%)	1.0940	1.0237	(6.9%)
Euros (€)	0.7552	0.7549	0.0%	0.7381	0.7594	2.8%
Polish zloty (PLN)	3.1544	3.2054	1.6%	3.0820	3.1884	3.3%
Source: Pacific Exchange Rate Service

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

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming Revenue	$26,377	$26,758	$(381)	(1.4%)	$81,676	$68,603	$13,073	19.1%
Hotel Revenue	441	414	27	6.5%	1,236	1,166	70	6.0%
Food and Beverage Revenue	2,680	2,619	61	2.3%	8,124	7,817	307	3.9%
Other Revenue	1,035	1,031	4	0.4%	3,891	3,373	518	15.4%
Gross Revenue	30,533	30,822	(289)	(0.9%)	94,927	80,959	13,968	17.3%
Less Promotional Allowances	(2,410)	(1,996)	414	20.7%	(6,137)	(5,795)	342	5.9%
Net Operating Revenue	28,123	28,826	(703)	(2.4%)	88,790	75,164	13,626	18.1%
Gaming Expenses	(13,780)	(13,959)	(179)	(1.3%)	(45,130)	(34,401)	10,729	31.2%
Hotel Expenses	(156)	(172)	(16)	(9.3%)	(445)	(538)	(93)	(17.3%)
Food and Beverage Expenses	(2,370)	(2,416)	(46)	(1.9%)	(6,925)	(6,875)	50	0.7%
General and Administrative Expenses	(9,052)	(9,224)	(172)	(1.9%)	(28,450)	(23,052)	5,398	23.4%
Total Operating Costs and Expenses	(27,408)	(27,456)	(48)	(0.2%)	(86,770)	(69,537)	17,233	24.8%
(Losses) from Equity Investment	0	0	0	0.0%	0	(128)	128	100.0%
Earnings from Operations	715	1,370	(655)	(47.8%)	2,020	5,499	(3,479)	(63.3%)
Non-controlling Interest	715	(32)	747	2334.4%	1,871	(198)	2,069	1044.9%
Net Earnings	$796	$1,073	$(277)	(25.8%)	$1,462	$6,392	$(4,930)	(77.1%)

Basic Earnings Per Share	$0.03	$0.04	$(0.01)	(25.0%)	$0.06	$0.26	$(0.20)	(76.9%)
Diluted Earnings Per Share	$0.03	$0.04	$(0.01)	(25.0%)	$0.06	$0.26	$(0.20)	(76.9%)

The period over period increase in net operating revenue and decrease in net earnings for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relate to the inclusion of operating results for Casinos Poland for the full nine months ended September 30, 2014, as opposed to only including operating results for Casinos Poland beginning April 8, 2013 through September 30, 2013 for the same period in 2013. On April 8, 2013, we purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest. Prior to the acquisition of this additional interest in CPL, we owned 33.3% of CPL and accounted for the CPL ownership interest as an equity investment. CPL contributed $37.1 million in net operating revenue and $0.6 million in net losses from January 1, 2014 through September 30, 2014. In addition, the consolidation of CDR as of November 29, 2013 as a minority owned subsidiary for which we have a controlling financial interest affects the comparability of 2014 and 2013 financial results. CDR contributed $0.5 million in net operating revenue and less than $0.1 million in net losses from January 1, 2014 through September 30, 2014.

Net operating revenue decreased by ($0.7) million, or (2.4%), and increased by $13.6 million, or 18.1%, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Following is a breakout of net operating revenue by property or category for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

•	Edmonton increased by less than $0.1 million, or 0.7%, and decreased by ($0.3) million, or (1.4%).
•	Calgary increased by $0.1 million, or 6.8%, and increased by $0.2 million, or 2.5%.
•	Central City decreased by ($0.5) million, or (11.2%), and decreased by ($1.3) million, or (10.0%).
•	Cripple Creek decreased by ($0.1) million, or (3.2%), and decreased by ($1.0) million, or (10.6%).
•	Casinos Poland decreased by ($0.7) million, or (6.2%), and increased by $15.1 million, or 68.7%. *
•	CDR added $0.1 million and $0.5 million.
•	Cruise ship and other increased by $0.4 million, or 20.0%, and increased by $0.5 million, or 9.0%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Operating costs and expenses decreased by less than ($0.1) million, or (0.2%), and increased by $17.2 million, or 24.8%, for the three and nine months ended September 30, 2014  compared to the three and nine months ended September 30, 2013. Following is a breakout of total operating costs and expenses by property or category for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

•	Edmonton decreased by ($0.1) million, or (2.0%), and decreased by ($0.3) million, or (2.1%).
•	Calgary decreased by less than ($0.1) million, or (1.3%), and increased by less than $0.1 million, or 0.0%.
•	Central City decreased by ($0.2) million, or (4.2%), and decreased by ($0.6) million, or (5.3%).
•	Cripple Creek decreased by ($0.1) million, or (3.8%), and decreased by ($0.2) million, or (2.4%).
•	Casinos Poland decreased by ($0.2) million, or (1.6%), and increased by $16.7 million, or 77.8%. *
•	CDR added $0.1 million and $0.6 million.
•	Cruise ships and other increased by $0.3 million, or 16.9%, and increased by $0.5 million, or 11.2%.
•	Corporate and other increased by $0.1 million, or 5.9%, and increased by $0.5 million, or 10.7%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Earnings from operations decreased by ($0.7) million, or  (47.8%), and ($3.5) million, or (63.3%), for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Following is a breakout of earnings from operations by property or category for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

•	Edmonton increased by $0.1 million, or 6.6%, and increased by less than $0.1 million, or 0.2%.
•	Calgary increased by $0.2 million, or 85.0%, and increased by $0.2 million, or 176.1%.
•	Central City decreased by ($0.3) million, or (55.8%), and decreased by ($0.7) million, or (42.9%).
•	Cripple Creek decreased by less than ($0.1) million, or (0.2%), and decreased by ($0.8) million, or (49.8%).
•	Casinos Poland decreased by ($0.5) million, or (894.7%), and decreased by ($1.6) million, or (330.2%). *
•	CDR added ($0.1) million, and ($0.1) million in losses.
•	Cruise ships and other increased by $0.1 million, or 57.0%, and decreased by ($0.1) million, or (12.1%).
•	Corporate and other losses increased by $0.1 million, or 5.9%, and increased by $0.4 million, or 7.7%.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Net earnings decreased by ($0.3) million, or (25.8%), and ($4.9) million, or (77.1%), for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains on foreign currency transactions, gain on business combination, income tax expense and non-controlling interests.

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

The following discussion provides further detail of consolidated results by operating segment.

Casinos

Edmonton

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$4,448	$4,379	$69	1.6%	$13,195	$13,444	$(249)	(1.9%)
Hotel	209	204	5	2.5%	644	582	62	10.7%
Food and Beverage	1,253	1,258	(5)	(0.4%)	3,872	3,888	(16)	(0.4%)
Other	435	473	(38)	(8.0%)	1,442	1,499	(57)	(3.8%)
Gross Revenue	6,345	6,314	31	0.5%	19,153	19,413	(260)	(1.3%)
Less Promotional Allowances	(209)	(219)	(10)	(4.6%)	(653)	(657)	(4)	(0.6%)
Net Operating Revenue	6,136	6,095	41	0.7%	18,500	18,756	(256)	(1.4%)
Gaming Expenses	(1,594)	(1,581)	13	0.8%	(4,898)	(4,716)	182	3.9%
Hotel Expenses	(57)	(63)	(6)	(9.5%)	(172)	(191)	(19)	(9.9%)
Food and Beverage Expenses	(950)	(971)	(21)	(2.2%)	(2,815)	(2,951)	(136)	(4.6%)
General and Administrative Expenses	(1,274)	(1,343)	(69)	(5.1%)	(3,876)	(4,141)	(265)	(6.4%)
Total Operating Costs and Expenses	(4,133)	(4,216)	(83)	(2.0%)	(12,504)	(12,774)	(270)	(2.1%)
Earnings from Operations	2,003	1,879	124	6.6%	5,996	5,982	14	0.2%
Net Earnings	$1,467	$1,296	$171	13.2%	$4,334	$4,312	$22	0.5%

Three months ended September 30, 2014 and 2013

Net operating revenue at our property in Edmonton increased by less than $0.1 million, or 0.7%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, net operating revenue increased by 0.4 million, or 5.6%, due to increases in all revenue categories except other revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in other revenue of less than CAD (0.1) million, or (2.5%), was due to a decrease in ticket revenue as a result of fewer shows being offered in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in gaming and food and beverage revenue of CAD 0.4 million, or 6.0%, was primarily due to a 7.0% increase in customer volumes and expanded table games hours allowed by the AGLC for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m.

Total operating costs and expenses decreased by less than ($0.1) million, or (2.0%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, total operating costs and expenses increased by 0.1 million, or 2.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to additional payroll related to the expanded table games hours.

Because of the foregoing, earnings from operations increased by $0.1 million, or 6.6%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In CAD, earnings from operations increased by 0.2 million, or 11.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net earnings increased by $0.2 million, or 13.2%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, net earnings increased by less than 0.1 million, or 0.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.   The increase in net earnings of less than CAD 0.1 million compared to the increase in net earnings of $0.2 million was due to foreign currency losses of CAD 0.2 million.

Nine months ended September 30, 2014 and 2013

Net operating revenue at our property in Edmonton decreased by ($0.3) million, or (1.4%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in gaming revenue was due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 6.9% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 (the “6.9% exchange rate decrease”).

In CAD, net operating revenue increased by 1.0 million, or 5.4%, due to increases in all revenue categories for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in revenue was primarily due to an increase in table games play as a result of expanded table games hours allowed by the AGLC effective April 1, 2014, which resulted in increased revenue of CAD 0.5 million, or 9.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.   The increased revenue from slot machine play, hotel, food and beverage of CAD 0.5 million, or 4.0%, is a result of increased customer volumes of 3.5% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Total operating costs and expenses decreased by ($0.3) million, or (2.1%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the 6.9% exchange rate decrease.

In CAD, total operating costs and expenses increased by 0.6 million, or 4.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased hourly wages of CAD 0.4 million, or 9.4%, as a result of the increase in the minimum wage and expanded table games hours.

Because of the foregoing, earnings from operations increased by less than $0.1 million, or 0.2%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In CAD, earnings from operations increased by 0.4 million, or 7.0%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Net earnings increased by less than $0.1 million, or 0.5%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In CAD, net earnings increased by 0.4 million, or 9.2%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in net earnings of CAD 0.4 million compared to the increase in net earnings of less than $0.1 million was primarily due to the 6.9% exchange rate decrease.

Calgary

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$1,510	$1,392	$118	8.5%	$4,419	$4,329	$90	2.1%
Food and Beverage	382	366	16	4.4%	1,400	1,280	120	9.4%
Other	233	242	(9)	(3.7%)	948	984	(36)	(3.7%)
Gross Revenue	2,125	2,000	125	6.3%	6,767	6,593	174	2.6%
Less Promotional Allowances	(66)	(72)	(6)	(8.3%)	(217)	(201)	16	8.0%
Net Operating Revenue	2,059	1,928	131	6.8%	6,550	6,392	158	2.5%
Gaming Expenses	(657)	(674)	(17)	(2.5%)	(2,032)	(2,084)	(52)	(2.5%)
Food and Beverage Expenses	(378)	(357)	21	5.9%	(1,158)	(1,114)	44	3.9%
General and Administrative Expenses	(823)	(856)	(33)	(3.9%)	(2,604)	(2,591)	13	0.5%
Total Operating Costs and Expenses	(2,087)	(2,115)	(28)	(1.3%)	(6,483)	(6,480)	3	0.0%
Earnings (Loss) from Operations	(28)	(187)	159	85.0%	67	(88)	155	176.1%
Net Earnings	$61	$(177)	$238	134.5%	$148	$(9)	$157	1744.4%

Three months ended September 30, 2014 and 2013

Net operating revenue at our property in Calgary increased by $0.1 million, or 6.8%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, net operating revenue increased by 0.2 million, or 12.0%, due to increases in table game and food and beverage revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Gaming revenue increased by CAD 0.2 million, or 4.7%, for the three months ended September 30, 2014 due to increased table game play and the addition of an off track betting parlor, which opened in May 2014.  Food and beverage revenue increased by less than CAD 0.1 million, or 9.1%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the addition of a bar on the gaming floor.

Total operating costs and expenses decreased by less than ($0.1) million, or (1.3%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, total operating costs and expenses increased by 0.1 million, or 3.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased wages of CAD 0.1 million, or 4.7%, from the addition of the off track betting parlor and the Infinity Bar along with extended gaming hours for table games. Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m.

Because of the foregoing, earnings from operations increased by $0.2 million, or 85.0%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In CAD, earning from operations increased by 0.2 million, or 84.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net earnings increased by $0.2 million, or 134.5%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In CAD, net earnings decreased by (0.3) million, or (714.3%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net earnings of CAD (0.3) million compared to the increase in net earnings of  $0.2 million was due to an increase in foreign currency losses of CAD 0.5 million offset by a decrease in income tax expense of CAD 0.1 million.

Nine months ended September 30, 2014 and 2013

Net operating revenue at our property in Calgary increased by $0.2 million, or 2.5%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In CAD, net operating revenue increased by 0.6 million, or 9.5%, due to increases in table game, food and beverage revenue offset by a decrease in slot revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Table game revenue increased CAD 0.5 million, or 3.0%, primarily due to an increase in table games play from the expanded table games hours allowed by the AGLC for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Food and beverage revenue increased by CAD 0.2 million, or 13.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the addition of the Infinity Bar on the gaming floor. The decrease in slot revenue for the nine months ended September 30, 2014 of CAD (0.1) million, or (2.5%), was due to a decrease in slot hold percentage.

Total operating costs and expenses increased by less than $0.1 million, or 0.0%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In CAD, total operating costs and expenses increased by 0.5 million, or 7.1%, due to increased marketing expenses of CAD 0.1 million, or 15.8%, to advertise the addition of live music at the casino on weekends and the off track betting parlor, higher utility costs of less than CAD 0.1 million, or 16.3%, and increased payroll costs of CAD 0.2 million, or 4.0%, associated with the addition of the off track betting parlor and the Infinity Bar along with extended gaming hours for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Because of the foregoing, earnings from operations increased by $0.2 million, or 176.1%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In CAD, earnings from operations increased by 0.2 million, or 184.5%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net earnings increased by $0.2 million, or 1744.4%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In CAD, net earnings decreased by less than (0.1) million, or (2.2%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in net earnings of less than CAD (0.1) million compared to the increase in net earnings of $0.2 million  was due to an increase in foreign currency losses of CAD 0.2 million.

Central City

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$4,617	$4,874	$(257)	(5.3%)	$13,295	$14,473	$(1,178)	(8.1%)
Hotel	130	128	2	1.6%	351	368	(17)	(4.6%)
Food and Beverage	539	536	3	0.6%	1,510	1,531	(21)	(1.4%)
Other	49	60	(11)	(18.3%)	152	146	6	4.1%
Gross Revenue	5,335	5,598	(263)	(4.7%)	15,308	16,518	(1,210)	(7.3%)
Less Promotional Allowances	(1,287)	(1,039)	248	23.9%	(3,235)	(3,102)	133	4.3%
Net Operating Revenue	4,048	4,559	(511)	(11.2%)	12,073	13,416	(1,343)	(10.0%)
Gaming Expenses	(2,063)	(2,091)	(28)	(1.3%)	(6,092)	(6,254)	(162)	(2.6%)
Hotel Expenses	(57)	(67)	(10)	(14.9%)	(163)	(191)	(28)	(14.7%)
Food and Beverage Expenses	(340)	(467)	(127)	(27.2%)	(979)	(1,354)	(375)	(27.7%)
General and Administrative Expenses	(973)	(997)	(24)	(2.4%)	(2,934)	(2,950)	(16)	(0.5%)
Total Operating Costs and Expenses	(3,773)	(3,937)	(164)	(4.2%)	(11,108)	(11,726)	(618)	(5.3%)
Earnings from Operations	275	622	(347)	(55.8%)	965	1,690	(725)	(42.9%)
Net Earnings	$170	$385	$(215)	(55.8%)	$598	$1,048	$(450)	(42.9%)

Three months ended September 30, 2014 and 2013

Net operating revenue at our property in Central City decreased by ($0.5) million, or (11.2%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue of ($0.3) million, or (5.3%), as a result of lower customer volumes of 3.4% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net operating revenue was also a result of an increase in promotional allowances of $0.3 million, or 23.9%, as a result of an increased level of free play granted to Player’s Club members during the three months ended September 30, 2014.

The decrease in customer volumes was due to a declining Central City market that lost market share to Black Hawk and the closure of the Central City Parkway, one of the main entrances to Central City, due to a rockslide.  The parkway was closed from August 12-15, 2014 and was reopened to weekday evening and weekend traffic only through October 10, 2014. The Central City market decreased by 7.6% whereas the Central City/Black Hawk market increased by 2.5% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Although the overall Central City market decreased, our property’s share of the Central City market increased by 2.2% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total operating costs and expenses decreased by ($0.2) million, or (4.2%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in total operating costs and expenses was due to a decrease in gaming taxes of less than ($0.1) million, or (15.1%), as a result of lower gaming revenue and decreased marketing expenses during the three months ended September 30, 2014.

Because of the foregoing, earnings from operations decreased by ($0.3) million, or (55.8%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and net earnings decreased by ($0.2) million, or (55.8%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Nine months ended September 30, 2014 and 2013

Net operating revenue at our property in Central City decreased by ($1.3) million, or (10.0%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue of ($1.2) million, or (8.1%), as a result of lower customer volumes of 7.6% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The decrease in customer volumes was due to a declining Central City market and ongoing road construction on Interstate 70 along with the closure of the Central City Parkway, the main thoroughfares connecting Denver to Central City. The parkway was closed from August 12-15, 2014 and was reopened to weekday evening and weekend traffic only through October 10, 2014. The Central City market decreased by 8.2% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We believe the Central City market decreased due to lost market share to the Black Hawk market. The Central City/Black Hawk market decreased by 0.2% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Although the overall Central City market decreased, our property’s share of the Central City market increased by 1.2% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Total operating costs and expenses decreased by ($0.6) million, or (5.3%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in total operating costs and expenses was due to a decrease in gaming taxes of ($0.4) million, or (20.7%), as a result of lower gaming revenues and decreased marketing expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Because of the foregoing, earnings from operations decreased by ($0.7) million, or (42.9%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and net earnings decreased by ($0.5) million, or (42.9%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Cripple Creek

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$3,549	$3,531	$18	0.5%	$9,158	$10,036	$(878)	(8.7%)
Hotel	102	73	29	39.7%	241	205	36	17.6%
Food and Beverage	372	345	27	7.8%	938	892	46	5.2%
Other	28	28	0	0.0%	77	76	1	1.3%
Gross Revenue	4,051	3,977	74	1.9%	10,414	11,209	(795)	(7.1%)
Less Promotional Allowances	(847)	(666)	181	27.2%	(2,031)	(1,835)	196	10.7%
Net Operating Revenue	3,204	3,311	(107)	(3.2%)	8,383	9,374	(991)	(10.6%)
Gaming Expenses	(1,264)	(1,345)	(81)	(6.0%)	(3,580)	(3,656)	(76)	(2.1%)
Hotel Expenses	(42)	(42)	0	0.0%	(110)	(156)	(46)	(29.5%)
Food and Beverage Expenses	(290)	(337)	(47)	(13.9%)	(738)	(927)	(189)	(20.4%)
General and Administrative Expenses	(768)	(811)	(43)	(5.3%)	(2,306)	(2,296)	10	0.4%
Total Operating Costs and Expenses	(2,671)	(2,777)	(106)	(3.8%)	(7,569)	(7,752)	(183)	(2.4%)
Earnings from Operations	533	534	(1)	(0.2%)	814	1,622	(808)	(49.8%)
Net Earnings	$331	$330	$1	0.3%	$505	$1,005	$(500)	(49.8%)

Three months ended September 30, 2014 and 2013

Net operating revenue at our property in Cripple Creek decreased by ($0.1) million, or (3.2%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net operating revenue was due to an increase in promotional allowances of $0.2 million, or 27.2%, as a result of an increased level of free play granted to Player’s Club members during the three months ended September 30, 2014. The Cripple Creek market declined by 1.5% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our property’s share of the Cripple Creek market increased by 1.8% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total operating costs and expenses decreased by ($0.1) million, or (3.8%),  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to decreased marketing expenses.

Because of the foregoing, earnings from operations decreased by less than ($0.1) million, or (0.2%), and net earnings increased by $0.1 million, or 0.3% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Nine months ended September 30, 2014 and 2013

Net operating revenue at our property in Cripple Creek decreased by ($1.0) million, or (10.6%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue of ($0.9) million, or (8.7%), as a result of lower customer volumes of 6.3% in the declining Cripple Creek market. The Cripple Creek market declined by 4.4% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our property’s share of the Cripple Creek market decreased by 4.3% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The decrease in net operating revenue was also due to the increase of promotional allowances of $0.2 million, or 10.7%, as a result of an increased level of free play granted to Player’s Club members for the nine months ended September 30, 2014.

Total operating costs and expenses decreased by ($0.2) million, or (2.4%),  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to decreased gaming taxes of ($0.1) million, or 20.9%, due to lower gaming revenue and decreased marketing expenses.

Because of the foregoing, earnings from operations decreased by ($0.8) million, or (49.8%), and net earnings decreased by ($0.5) million, or (49.8%) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Casinos Poland

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013 *	Change	% Change	2014	2013 *	Change	% Change
Gaming	$10,256	$10,952	$(696)	(6.4%)	$36,451	$21,646	$14,805	68.4%
Food and Beverage	134	114	20	17.5%	404	226	178	78.8%
Other	36	49	(13)	(26.5%)	233	113	120	106.2%
Gross Revenue	10,426	11,115	(689)	(6.2%)	37,088	21,985	15,103	68.7%
Less Promotional Allowances	(1)	0	1	(100.0%)	(1)	0	1	(100.0%)
Net Operating Revenue	10,425	11,115	(690)	(6.2%)	37,087	21,985	15,102	68.7%
Gaming Expenses	(6,545)	(6,841)	(296)	(4.3%)	(24,115)	(13,669)	10,446	76.4%
Food and Beverage Expenses	(412)	(284)	128	45.1%	(1,235)	(529)	706	133.5%
General and Administrative Expenses	(3,310)	(3,535)	(225)	(6.4%)	(10,731)	(6,175)	4,556	73.8%
Total Operating Costs and Expenses	(10,992)	(11,172)	(180)	(1.6%)	(38,222)	(21,492)	16,730	77.8%
(Loss) Earnings from Operations	(567)	(57)	(510)	(894.7%)	(1,135)	493	(1,628)	(330.2%)
Non-controlling Interest	121	(32)	153	478.1%	279	(198)	477	240.9%
Net (Loss) Earnings	$(245)	$62	$(307)	(495.2%)	$(561)	$395	$(956)	(242.0%)

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Three months ended September 30, 2014 and 2013

Net operating revenue from Casinos Poland decreased by ($0.7) million, or (6.2%), for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In PLN, net operating revenue decreased by PLN (2.7) million, or (7.5%), due to the decrease in table game revenue of PLN (5.6) million, or (24%), as a result of competitors offering high quality live games similar to CPL’s.  The decline in table games revenue was offset by an increase in slot revenue of PLN 3.0 million, or 25%, as a result of CPL increasing the number of slot machines and offering a higher quality selection of slot machines throughout their properties for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total operating costs and expenses decreased by $0.2 million, or (1.6%), for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In PLN, total operating costs and expenses decreased by PLN (1.2) million, or (3.2%), due to decreased gaming taxes of PLN (1.4) million, or (8%), and payroll expenses of PLN (0.2) million, or (2%), as a result of decreased revenue, offset by higher marketing expenses of PLN 0.2 million, or 25%, and additional rent expense of less than PLN 0.1 million, or 1.7%, from rent on both the new Poznan casino location at the Hotel Andersia and the old Poznan casino location at the NH Hotel. The Poznan casino began operations in the new location on April 12, 2014.

Because of the foregoing, earnings from operations decreased by ($0.5) million, or (894.7%), and net earnings decreased by ($0.3) million, or (495.2%) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

In PLN, earnings from operations decreased by PLN (1.5) million, or (552.0%), and net earnings decreased by PLN (7.0) million, or (196.4%), for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The management board of CPL continues to evaluate Casinos Poland operations to determine whether CPL will make further strategic changes to any of the other casinos or cities in which CPL operates.

Nine months ended September 30, 2014 and 2013*

Net operating revenue from Casinos Poland increased by $15.1 million, or 68.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In PLN, net operating revenue increased by PLN 43.5 million, or 61.71%, due to the inclusion of net operating revenue for Casinos Poland for the full nine months ended September 30, 2014, as opposed to only including net operating revenue for Casinos Poland beginning April 8, 2013 through September 30, 2013. The increase in net operating revenue was also due to the addition of 102 high quality slot machines and increased revenue from the Poznan, Plock and Warsaw LIM Center casinos during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Total operating costs and expenses increased by $16.7 million, or 77.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In PLN, total operating costs and expenses increased by PLN 48.5 million, or 70.3%, primarily due to the inclusion of operating costs and expenses for Casinos Poland for the full nine months ended September 30, 2014, as opposed to only including operating costs and expenses for Casinos Poland beginning April 8, 2013 through September 30, 2013. Total operating costs and expenses also increased due to increased gaming taxes as a result of increased revenue and higher marketing expenses. In addition, PLN 2.2 million ($0.7 million) related to the impairment of the leasehold improvements and casino license at the Sosnowiec casino and one-time costs of approximately PLN 0.3 million ($0.1 million) associated with relocating the Poznan casino were charged to operating costs and expenses during the nine months ended September 30, 2014.

Because of the foregoing, earnings from operations decreased by ($1.6) million, or (330.2%), and net earnings decreased by ($1.0) million, or (242.0%) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In PLN, earnings from operations decreased by PLN (5.0) million, or (335.7%), and net earnings decreased by PLN (3.4) million, or (262.5%), for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The management board of CPL continues to evaluate Casinos Poland operations to determine whether CPL will make further strategic changes to any of the other casinos or the cities in which CPL operates.

*We acquired a controlling interest in Casinos Poland on April 8, 2013.

Century Downs Racetrack and Casino

	For the three months	For the nine months
	ended September 30,	ended September 30,
Amounts in thousands	2014	2014
Other	$69	$483
Net Operating Revenue	69	483
General and Administrative Expenses	(138)	(551)
Total Operating Costs and Expenses	(138)	(551)
(Loss) from Operations	(69)	(68)
Non-controlling Interest	594	1,592
Net (Loss)	$20	$(24)

Three and nine months ended September 30, 2014

Net operating revenue from CDR was $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. Revenue was derived from off track betting parlor commissions and fees paid by neighboring developers for the use of infrastructure on CDR land. Total operating costs and expenses related to managing the construction of the project offset by insurance proceeds received due to a barn that was damaged by fire were $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. Losses from operations were $0.1 million for the three and nine months ended September 30, 2014.  Construction of the REC project began in March 2014, and we anticipate that CDR will complete the project by the first quarter of 2015.

Cruise Ships & Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
Gaming	$1,997	$1,630	$367	22.5%	$5,158	$4,675	$483	10.3%
Other	185	188	(3)	(1.6%)	556	566	(10)	(1.8%)
Net Operating Revenue	2,182	1,818	364	20.0%	5,714	5,241	473	9.0%
Gaming Expenses	(1,657)	(1,427)	230	16.1%	(4,413)	(4,022)	391	9.7%
General and Administrative Expenses	(155)	(148)	7	4.7%	(516)	(429)	87	20.3%
Total Operating Costs and Expenses	(1,959)	(1,676)	283	16.9%	(5,285)	(4,753)	532	11.2%
Earnings from Operations	223	142	81	57.0%	429	488	(59)	(12.1%)
Net Earnings	$199	$125	$74	59.2%	$370	$433	$(63)	(14.5%)

Three months ended September 30, 2014 and 2013

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.4 million, or 20.0%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to the addition of four new ship-based casinos, Mein Schiff 3, Insignia, Star Pride and Nova Star, along with the increased gaming revenue on the Nautica and Mariner ship-based casinos.

Total operating costs and expenses increased by $0.3 million, or 16.9%,  for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to additional concession fees, payroll costs and travel costs associated with the addition of the four new ship-based casinos.

Because of the foregoing, earnings from operations and net earnings each increased by $0.1 million, or 57.0% and 59.2%, respectively.

Nine months ended September 30, 2014 and 2013

Net operating revenue from our ship-based casinos and Aruba management agreement increased by $0.5 million, or 9.0%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to the addition of the Mein Schiff 3, Insignia, Star Pride and Nova Star ship-based casinos offset by lower revenue from the Voyager ship-based casino during the first quarter of 2014.

Total operating costs and expenses increased by $0.5 million, or 11.2%,  for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to additional concession fees, payroll costs and travel costs associated with the addition of the four new ship-based casinos and additional gaming taxes to operate on Alaskan waters.

Because of the foregoing, earnings from operations and net earnings each decreased by ($0.1) million, or (12.1%) and (14.5%), respectively, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Corporate Other

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2014	2013	Change	% Change	2014	2013	Change	% Change
General and Administrative Expenses	$(1,611)	$(1,534)	$77	5.0%	$(4,932)	$(4,470)	$462	10.3%
Total Operating Costs and Expenses	(1,655)	(1,563)	92	5.9%	(5,048)	(4,560)	488	10.7%
Losses from Operations	(1,655)	(1,563)	92	5.9%	(5,048)	(4,688)	360	7.7%
Net (Loss) Earnings	$(1,207)	$(948)	$259	27.3%	$(3,908)	$(792)	$3,116	393.4%

Three and nine months ended September 30, 2014 and 2013

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $0.1 million, or 5.0%, and $0.5 million, or 10.3%, respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to higher payroll costs.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Gain on business combination	$0	$0	$0	100.0%	$0	$2,074	$(2,074)	(100.0%)
Interest Income	11	7	4	57.1%	72	18	54	300.0%
Interest Expense	(707)	(206)	501	243.2%	(2,090)	(550)	1,540	280.0%
Gain on Foreign Currency Transactions & Other	200	66	134	203.0%	375	234	141	60.3%
Non-Operating Income (Expense)	$(496)	$(133)	$(363)	272.9%	$(1,643)	$1,776	$(3,419)	(192.5%)

Gain on business combination

We recognized a gain of $2.1 million for the nine months ended September 30, 2013 because of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition date.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on a $0.5 million loan in connection with a proposed casino project in Southeast Asia that we decided not to pursue following our diligence investigation. The loan was paid in full in July 2014.

Interest expense

The increase in interest expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was due to interest expense paid on CDR’s debt.

Taxes

Our pre-tax income by jurisdiction is summarized in the table below:

	For the nine months			For the nine months
Amounts in thousands	ended September 30, 2014			ended September 30, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income	Income tax expense (benefit)	Effective tax rate
Canada	$2,434	$943	38.7%	$3,771	$831	22.0%
United States	(1,157)	56	(4.8%)	592	0	0.0%
Mauritius*	140	12	8.6%	271	8	3.0%
Austria	81	1	1.2%	301	(1)	(0.3%)
Poland	(1,121)	(226)	20.2%	2,340	(153)	(6.5%)
Total	$377	$786	208.5%	$7,275	$685	9.4%

*Ship-based casinos

During the nine months ended September 30, 2014, we recognized income tax expense of $0.8 million on pre-tax income of $0.4 million, representing an effective income tax benefit rate of 208.5% compared to an income tax expense of $0.7 million on pre-tax income of $7.3 million, representing an effective income tax rate of 9.4% for the same period in 2013.

The increase in the effective tax rate compared to the same period in 2013 is primarily the result of a pre-tax loss in the United States and lower pre-tax income in Austria and Poland for the third quarter of 2014. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings.  In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses.

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

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the principal amount of the loan to CAD 39.1 million. As of September 30, 2014, the Company had borrowed CAD 17.5 million, of which the outstanding balance was CAD 15.5 million ($13.8 million based on the exchange rate in effect on September 30, 2014) and the Company had approximately CAD 21.6 million ($19.3 million based on the exchange rate in effect on September 30, 2014) available for borrowing under the BMO Credit Agreement.  The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project.  The Company can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company.  The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company’s 15% interest in CDR are pledged as collateral for the BMO Credit Agreement.  The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, in addition to covenants restricting their incurrence of additional debt.  The Company was in compliance with all covenants of the BMO Credit Agreement as of September 30, 2014.

Casinos Poland

As of September 30, 2014, CPL had debt totaling $7.4 million. The debt includes two credit agreements, one credit facility and 12 capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into the 3 year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of September 30, 2014, the amount outstanding on the term loan was $3.1 million. CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2014.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into the 3 year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of September 30, 2014, the amount outstanding was $0.9 million. CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2014.

The credit facility is a short-term line of credit used to finance current operations. The line of credit is with BPH Bank, is a short-term revolving credit facility with an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of September 30, 2014, the amount outstanding was $3.2 million and CPL has approximately $0.1 million available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, in addition to covenants restricting incurrence of additional debt by CPL. CPL was in compliance with all covenants of the BPH Bank line of credit as of September 30, 2014.

CPL’s remaining debt consists of 12 capital lease agreements for various vehicles. As of September 30, 2014, the amount outstanding was $0.1 million.

In addition, under Polish gaming law, CPL is required to maintain PLN 4.8 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank has issued guarantees to CPL for this purpose totaling PLN 4.8 million ($1.5 million based on the exchange rate in effect as of September 30, 2014). The mBank guarantees terminate on October 31, 2019.  As of September 30, 2014, CPL also maintained $0.4 million in deposits for this purpose.

Century Downs Racetrack and Casino

Prior to the Company’s acquisition, CDR purchased various plots of land on which the REC project will be constructed. CDR sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on a financing obligation. As of September 30, 2014, the outstanding balance on the financing obligation was $17.4 million and the implicit interest rate was 10.0%.

Cash and cash equivalents totaled $27.3 million at September 30, 2014, and we had working capital (current assets minus current liabilities) of $5.4 million compared to cash and cash equivalents of $27.4 million and working capital of $5.6 million at December 31, 2013. The decrease in cash and cash equivalents is due to $8.2 million for various capital expenditures, as described further below under investing activities, and a $0.3 million distribution to non-controlling interests in CDR. These uses of cash were offset by $2.2 million of cash provided by operating activities and $6.4 million in proceeds from borrowings net of principal payments.

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2014 and $6.5 million for the nine months ended September 30, 2013. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $8.2 million for the nine months ended September 30, 2014 consisted of $2.6 million to remodel the new Poznan location, make improvements to the Katowice location, convert slot machines from cash to TITO machines and purchase new slot machines for Casinos Poland, $3.7 million for development costs related to the REC project, $0.8 million to purchase slot machines, surveillance systems and various gaming equipment for the Mein Schiff 3, Insignia and Nova Star ship based casinos, $0.4 million to remodel hotel rooms in our Cripple Creek property, $0.1 million to purchase slot machines for our Central City property, $0.1 million to replace slot chairs in our Edmonton property, $0.1 million to remodel the slot bar at our Calgary property and $0.9 million in cumulative additions at our properties. The capital expenditures were offset by proceeds from the repayment of a $0.5 million loan made by the Company in connection with the proposed casino project in Southeast Asia that the Company decided not to pursue following its diligence investigation.

Net cash used in investing activities of $7.2 million for the nine months ended September 30, 2013 consisted of $4.6 million used to acquire CPL, $0.5 million loaned to pursue the proposed casino project in Southeast Asia, $0.5 million to install new carpet at the properties in Edmonton, Calgary and Central City, $0.5 million to purchase slot machines for our properties in Central City, Cripple Creek and for CPL, $0.3 million to lease vehicles for CPL, $0.3 million to upgrade our slot monitoring systems at our properties in Central City and Cripple Creek, $0.2 million to upgrade hotel rooms for our properties in Central City and Cripple Creek and $0.3 million in cumulative additions at our remaining properties.

Net cash provided by financing activities of $6.4 million for the nine months ended September 30, 2014 consisted of $6.7 million received from various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in CDR.

Net cash provided by financing activities of $6.5 million for the nine months ended September 30, 2013 consisted of $6.5 million received from the BMO Credit Agreement and two CPL bank loans net of principal repayments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended September 30, 2014. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2014. The repurchase program has no set expiration or termination date.

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

We believe that our cash at September 30, 2014, as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the REC project, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $22.9 million of our total $27.3 million in cash and cash equivalents at September 30, 2014 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continued to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2014. There were no repurchases of common stock during the three months ended September 30, 2014.

Item 5.  Other Information

On August 22, 2014, the Company announced that it had initiated delisting of the Austrian Depositary Certificates (“ADCs”) of the Company from the Vienna Stock Exchange effective September 30, 2014 due to consistently low trading volume on that exchange. On August 25, 2014 the Vienna Stock Exchange approved the delisting of the ADCs.  On September 30, 2014, the ADCs of the Company traded on the Vienna Stock Exchange were automatically converted into the corresponding number of shares of the Company’s common stock tradable on the NASDAQ Capital Market. The NASDAQ Capital Market, where the Company’s common stock has been listed since 1994, remains as the exclusive stock exchange for the Company.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1

Amended and Restated Credit Agreement, dated as of August 15, 2014, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and the Bank of Montreal, is hereby incorporated by reference to Exhibit 10.8A to the Company’s Current Report on Form 8-K filed on August 19, 2014.

10.2

Termination Agreement, dated August 22, 2014, by and among Century Casinos, Inc., UniCredit Bank Austria AG and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.11A to the Company’s Current Report on Form 8-K filed on August 26, 2014.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: November 14, 2014

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
10.1

Amended and Restated Credit Agreement, dated as of August 15, 2014, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and the Bank of Montreal, is hereby incorporated by reference to Exhibit 10.8A to the Company’s Current Report on Form 8-K filed on August 19, 2014.

10.2

Termination Agreement, dated August 22, 2014, by and among Century Casinos, Inc., UniCredit Bank Austria AG and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.11A to the Company’s Current Report on Form 8-K filed on August 26, 2014.

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