Form 10-K
period 2014-12-31
CENTURY CASINOS INC /CO/
filed 2015-03-16
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2014

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the closing price of $5.79 for the Common Stock on the NASDAQ Capital Market on that date, was $123,166,953. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 9, 2015, the registrant had 24,381,057 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

Overview of Operations

As of December 31, 2014, we own, operate, manage or otherwise have interests in the following properties:

Wholly-Owned Casinos

Century Casino & Hotel – Edmonton, Alberta, Canada

In November 2006, we opened the casino portion of the Century Casino & Hotel in Edmonton, Alberta, Canada, and in March 2007, we opened the attached 26-room hotel. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 752 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 10 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 450 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, 4 food and beverage outlets, 600 surface parking spaces and an underground heated parking garage with 300 additional spaces. For the year ended December 31, 2014, net operating revenue from this property totaled $25.1 million, or 21%, of our total net operating revenue.

Century Casino Calgary – Calgary, Alberta, Canada

In January 2010, we acquired Century Casino Calgary in Calgary, Alberta, Canada. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 508 TITO slot machines, 16 tables, 25 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 4,500 square foot showroom that can seat approximately 500 customers, an 18,000 square foot showroom that can seat approximately 1,000 customers, a 30-lane bowling alley, 536 owned surface parking spaces and 262 leased surface parking spaces neighboring the casino. For the year ended December 31, 2014, net operating revenue from this property totaled $9.0 million, or 7%, of our total net operating revenue.

Century Casino & Hotel – Central City, Colorado

In July 2006, as part of a joint venture, we opened the Century Casino & Hotel in Central City, Colorado. On December 31, 2007, we acquired the remaining 35% interest in the joint venture that we previously did not own. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 2.7 million people. The Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 498 TITO slot machines, 7 tables, 26 hotel rooms, 1 bar, 2 restaurants and a 500 space on-site covered parking garage. For the year ended December 31, 2014, net operating revenue from this property totaled $15.8 million, or 13%, of our total net operating revenue.

Century Casino & Hotel – Cripple Creek, Colorado

Since 1996, we have owned and operated the Century Casino & Hotel in Cripple Creek, Colorado. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 650,000 people. The facility has 447 TITO slot machines, 6 tables, 21 hotel rooms, 2 bars, 1 restaurant and 271 surface parking spaces neighboring the casino. For the year ended December 31, 2014, net operating revenue from this property totaled $11.0 million, or 9%, of our total net operating revenue.

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

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 482 slot machines and 75 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2014, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	22
Warsaw	1.7 million	LIM Center	62	3
Krakow	760,000	Dwor Kosciuszko Hotel	54	8
Lodz	730,000	Manufaktura Entertainment Complex	62	8
Wroclaw	630,000	HP Park Plaza Hotel	68	12
Poznan	550,000	Hotel Andersia	56	9
Katowice	310,000	Altus Building	70	9
Sosnowiec*	220,000	Sosnowiec City Center	0	0
Plock	130,000	Hotel Plock	40	4

* Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino began operating on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

For the year ended December 31, 2014,  net operating revenue from CPL totaled $51.2 million, or 43%, of our total net operating revenue.

Concessionaire and Management Agreements

Cruise Ships

In addition to our land-based casinos, we operate ship-based casinos in international and Alaskan waters pursuant to casino concessionaire agreements with cruise lines that give us the exclusive right to install and operate casinos aboard specified vessels. With the exception of TUI Cruises, these agreements also give us the right of first refusal to install casinos onboard any new ships built or acquired by these cruise line operators.

We operate 16 ship-based casinos onboard the ships of five cruise lines with a total of 556 slot machines and 64 tables. The following table summarizes the cruise lines for which we have entered into agreements, the ships on which we operate ship-based casinos and the number of slots and tables at each casino.

Cruise Line	Ship	Number of Slots	Number of Tables
Oceania Cruises	Regatta	36	5
Oceania Cruises	Nautica	36	5
Oceania Cruises	Insignia*	36	5
Oceania Cruises	Marina	62	6
Oceania Cruises	Riviera	63	6
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	12	0
TUI Cruises	Mein Schiff 3 **	20	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride ***	7	3
Regent Seven Seas Cruises	Seven Seas Voyager	51	6
Regent Seven Seas Cruises	Seven Seas Mariner	51	6
Regent Seven Seas Cruises	Seven Seas Navigator	43	6
Nova Star Cruises Ltd.	Nova Star ****	70	2

*  Our casino operation onboard Insignia was suspended on April 5, 2012 when Oceania Cruises leased the vessel to a different cruise line. The Insignia rejoined Oceania Cruises in May 2014, at which time we again began operating this ship-based casino. We did not operate this ship-based casino while Oceania Cruises leased it to a different cruise line.

** In June 2014, TUI Cruises launched the Mein Schiff 3, and we currently operate the ship-based casino onboard this ship.

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

In November 2014, we amended our concessionaire agreement with TUI Cruises to include our operation of the ship-based casino onboard the Mein Schiff 4, a new 2,500-passenger ship that is currently being constructed. TUI Cruises plans to launch the Mein Schiff 4 in June 2015.

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

Mendoza Central Entretenimientos S.A.

On October 31, 2014, our subsidiary CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has the right to appoint one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. We report our 7.5% ownership interest in MCE using the cost method of accounting and report the $1.0 million investment on our consolidated balance sheet.

On October 31, 2014, CCE and MCE also entered into a Consulting Service Agreement pursuant to which CCE will provide advice on casino matters. Through the Consulting Service Agreement, CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

For the year ended December 31, 2014, net operating revenue from the cruise ship concessionaire, Aruba management and MCE consulting agreements totaled $7.6 million, or 6%, of our total net operating revenue.

Racetrack and Entertainment Center

Century Downs Racetrack and Casino - Calgary, Canada

In November 2012, our subsidiary CCE signed credit and management agreements with United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR" or “Century Downs”) in connection with the development and operation of a Racetrack and Entertainment Center (“REC”) in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we will operate as Century Downs Racetrack and Casino.

The REC project will be the only horse race track in the Calgary area and will consist of a 5.5 furlong (0.7 mile) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track betting area and an entertainment area. The REC license is the only license for new casinos and RECs currently available in any metropolitan area of Alberta. The license application for this REC project preceded a  three year moratorium imposed by the Alberta Gaming and Liquor Commission (“AGLC”) on new casinos and RECs that was scheduled to expire on April 1, 2015. On February 13, 2015, the AGLC extended this moratorium indefinitely.

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

The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta (“HRA”), the governing authority for horse racing in Alberta, has approved the REC project and approved a license. Construction on the REC commenced in March 2014 and we anticipate that the REC will open in April 2015. The casino and off-track betting at the REC will be available year-round, and the horse racing season will be from March to November each year. The 2015 horse racing season will be from April to November.

On November 29, 2013, CCE finalized an amended credit agreement with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A is for CAD 13 million and Loan B is for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under our credit agreement (the “BMO Credit Agreement”) with the Bank of Montreal (“BMO”) plus an administrative fee and a term of five years. CCE has advanced all funds from Loan A, and any additional funds advanced to CDR will be advanced under Loan B. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE will fund both loans with additional borrowings under our BMO Credit Agreement. As of December 31, 2014, CCE has loaned CDR CAD 18.6 million ($16.0 million based on the exchange rate in effect on December 31, 2014).

Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in CDR. As a condition of AGLC licensing, we anticipate converting the loan to a majority ownership interest in CDR on or before the REC is operational.

As of November 29, 2013, we began consolidating CDR as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of CDR. We account for and report the remaining 85%  CDR ownership interest as a non-controlling financial interest.

For the year ended December 31, 2014, net operating revenue for CDR totaled $0.5 million or less than 1% of our total net operating revenue.

Additional Projects and Other Developments

On June 10, 2013, we announced that we were one of four companies applying for a 15-year casino license at the Hotel InterContinental in Vienna, Austria. In July 2014, the Austrian authorities awarded the casino license to another applicant.

On December 2, 2014, we announced that we had been selected by the HRA to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. We will form a new subsidiary, Century Bets! Inc. (“CBS”), in 2015 to operate the off-track betting network. Under a memorandum of understanding with the principal owner of Rocky Mountain Turf Club (“RMTC”), CCE will own 75% of CBS and RMTC will own 25% of CBS. We anticipate that CBS will begin operating the pari-mutuel network in the second quarter of 2015.

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

Marketing and Competition

We face intense competition from other casinos in jurisdictions in which we operate and destination resorts. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs, enhancement of social networking initiatives and other marketing efforts. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of media outlets including internet, television, radio, print and billboard advertising. Our marketing focuses on competition and other facts and circumstances of each market area in which we operate. Our primary marketing strategy centers on attracting new customers and rewarding repeat customers through our players’ club programs. All visitors to our properties are offered the opportunity to join our players’ club. We maintain a proprietary database that consists primarily of slot machine customers that allows us to create effective targeted marketing and promotional programs, cash and merchandise giveaways, coupons, downloadable promotional credits, preferred parking, food, lodging, game tournaments and other special events. Our players’ club cards allow us to update our database and track member gaming preferences, including, but not limited to, maximum, minimum, and total amounts wagered and frequency of visits. We have designed a multi-tiered reward program based on total amount wagered and frequency of visits to reward customer loyalty and attract new customers to our properties. Those who qualify for VIP status receive additional benefits compared to regular club membership, such as invitations to exclusive VIP events.

Edmonton, Canada – The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one REC) in the Edmonton market. Our casino is one of two casinos in Edmonton that have both a hotel and showrooms. Our showrooms allow the property to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. Our casino is the only casino in the Edmonton market to offer comedic performances and a heated parking garage. Our hotel has 26 rooms. One showroom is 10,700 square feet and seats approximately 450 customers, and the other showroom is 3,000 square feet and seats approximately 200 customers. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately six miles away. With the exception of a First Nations gaming operation, smoking has been banned in all Edmonton casinos and this is considered a competitive disadvantage.

Calgary, Canada – The Century Casino Calgary has six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to our casino is a 30-lane bowling alley, a  1,000 square foot lounge that can seat approximately 100 customers,  a 4,500 square foot showroom that can seat approximately 500 customers and an 18,000 square foot showroom that can seat approximately 1,000 customers.  We are also one of two casinos in the Calgary market operating an off-track betting parlor. Using numerous forms of media, we concentrate our marketing on the casino floor, the players’ club and the bowling alley. The casino is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away. With the exception of a First Nations gaming operation, smoking has been banned in all Calgary casinos and this is considered a competitive disadvantage.

Century Downs Racetrack and Casino will be the only horse track in the Calgary area.  The REC will consist of a 5.5 furlong (0.7 mile) racetrack, a gaming floor with 550 proposed slot machines, a bar, a 1,700 square foot lounge and entertainment area that can seat approximately 68 customers, restaurant facilities and an off-track betting area. The REC will be located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.  The REC will be located approximately 17 miles from Century Casino Calgary and will compete with the same six competitors within the Calgary market. The casino and off-track betting parlor will be open year round. The horse racing season in 2015 will be from April to November, after that the season will be from March to November.

Colorado – Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2014, there were 12 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 18 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 60% of the total gaming devices in Colorado in 2014 and approximately 75% of total gaming revenues in Colorado in 2014.

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

Poland – CPL competes with 42  casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our Warsaw casinos. The Polish Minister of Finance does not disclose individual casino data. All slot arcades operating slot machines outside of casinos must cease operations by the end of 2015. We anticipate this will positively benefit CPL’s operations. Smoking was restricted in all Polish casinos in November 2010. However, the impact of this restriction on revenues has not been significant as CPL currently offers a smoker friendly environment to guests by providing smoking zones and/or smoking cabins in each casino.

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We rely on each cruise ship’s marketing efforts to attract onboard customers to our casinos. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities including land-based casinos.

Aruba – The Radisson Aruba Hotel, Casino & Spa, for which we hold the casino management agreement, has 12 competitors in the Aruba market. Our main marketing activity is focused on promotions to drive traffic at the casino with promotions such as mystery jackpots, players’ club rewards and various events at the casino including live music and bingo. Marketing efforts are targeted to hotel guests staying at the Radisson Aruba Hotel as well as tourists and locals from the island. In addition, the casino is located on the High Rise Strip on Palm Beach, which is the main tourist destination on the island.

Seasonality

Canada – Our Edmonton and Calgary casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities. We anticipate that the REC will attract more customers during the racing season from March through November.

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

Cruise Ships - Our business onboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the volume and quality of the players onboard the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact revenue from our cruise ship casinos.

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

AGLC

Gaming in Alberta is governed by the provincial government. The AGLC administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted. In 2012, the AGLC approved a three-year moratorium on new casinos and RECs that was scheduled to expire on April 1, 2015. The AGLC extended the moratorium indefinitely on February 13, 2015. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. Our licenses must be renewed every five years, with the next renewals scheduled for 2018 for our casinos in both Edmonton and Calgary. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

Effective April 1, 2014, the AGLC expanded the maximum hours it allows casino table games to operate from 14 to 17 consecutive hours, commencing no earlier than 10:00 a.m. and ending no later than 3:00 a.m.  The AGLC allows casinos to operate slot machines a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. and casino poker rooms may operate 24 hours a day. Casinos and RECs may permit only individuals 18 or older to gamble in the casino and may not provide credit to gaming patrons. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette with a maximum single bet of $100 for 3 Card Poker, 4 Card Poker and Ultimate Texas Hold’em table games, $1,000 for all other tables games and a maximum single bet of $1 for slot machines.

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

At our Edmonton and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which 15% is allocated to licensed charities.  At the REC, the AGLC will retain 33% of slot machine net sales, which are allocated to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity.

HRA

The HRA was formed in June 2002 to facilitate long term industry renewal for horse racing. The objectives of the HRA are to govern, direct, control, regulate, manage, market and promote horse racing in any or all of its forms; to protect the health, safety and welfare of racehorses and, with respect to horse racing, the safety and welfare of racing participants and racing officials; and to safeguard the interest of the general public in horse racing.

The HRA requires all horse racing operators to be licensed. A licensed operator is responsible for the general supervision of horse races at its facilities but must not interfere with the proper performance of the functions and responsibilities of racing officials. Only individuals 18 or older may place a bet on horse races. The HRA also prohibits racing officials, HRA employees, any licensed owner of a horse entered in a horse race, the authorized trainer, groom, jockey, driver of a horse and any employee of any of them from betting on a race, encouraging others to bet on a race on their behalf or own a pari-mutuel ticket.

A licensed operator must also provide and maintain a suitable racetrack, file with the HRA a certificate of measurement of the track and provide services at race meetings, including first aid and ambulance facilities.  The HRA must approve the equipment, facility and any services the operator will provide. The HRA also requires a licensed operator to establish and maintain complete records of each horse race conducted by the operator.

During the first five years of the REC’s operation, the HRA will retain 23.25% of slot machine net sales at the REC to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. After the first five years of operation of the REC, the HRA will retain 26.25% of slot machine net sales at the REC. Approximately 15.4% of each horse racing bet will be retained by the HRA, of which 10.0% will be returned to the REC. We will record our revenue net of the amounts retained by the HRA.

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years, with the next renewals scheduled for 2015 for our casinos in Central City and Cripple Creek. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

In November 2011, the Gaming Commission voted unanimously to allow Colorado casinos to begin offering electronic downloadable promotional credits. Promotional credits allow casinos to offer customers free plays on slot machines through an electronic card that patrons receive. However, the downloadable credits are subject to tax by the state. We began offering downloadable promotional credits in March 2014 at our property in Cripple Creek and in July 2014 at our property in Central City.

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•Effective in 2016, the operation of slot machines is permitted in casinos only;

•A maximum of 70 slot machines are allowed per casino;

•All licensees must go through a renewal process once their current six year license has expired;

•All slot arcades are being phased out and will cease operations in 2015;

•The gaming tax rate assessed on gross gaming revenue is 50%; and

•Poker cash games are prohibited in Poland, except for authorized poker tournaments.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. The Minister of Finance periodically notifies the public of license availability, and those interested can submit an application. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, the applicant may operate the casino applied for in accordance with Polish gaming legislation and policies for six years, subject to renewal. Our next renewals are scheduled for 2016 for both the LIM Center casino in Warsaw and the Katowice casino. The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges and, in certain cases, withdraw casino licenses.

Cruise Ships

The casinos onboard the cruise ships operate in international and Alaskan waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

Aruba

The Minister of Justice governs gaming in Aruba. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license with a minimum of 250 rooms. As a result, the Radisson Aruba Hotel, which has 355 hotel rooms, holds the casino license and we operate the casino under a management agreement. The casino license is not required to be renewed by the hotel. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalties of closure, fines and/or withdrawal of license.

Other Regulation

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

Employees

As of December 31, 2014,  we had approximately 1,360 full-time employees and 260 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 157 employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	61	Chairman of the Board and Co Chief Executive Officer
Peter Hoetzinger	52	Vice Chairman of the Board, Co Chief Executive Officer and President
Margaret Stapleton	53	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	46	Managing Director of Century Casinos Europe GmbH, Vice President Operations and Chief Information Officer

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

Margaret Stapleton was appointed Executive Vice President, Principal Financial/Accounting Officer and Secretary, effective May 2010. She holds a Bachelor of Science degree in Accounting from Regis University, Denver, Colorado (2004) and has over 30 years of experience in corporate accounting and internal audit. Mrs. Stapleton previously served as our Director of Internal Audit and Compliance from 2005 until May 2010.

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler has more than nine years of casino industry experience. Mr. Terler is currently overseeing our operations in North America, on our cruise ship-based casinos and our Caribbean operations. Mr. Terler has been employed by us since 2006. He has served as Chief Information Officer since February 2006, Managing Director of CCE since February 2007, and Vice President of Operations since May 2011.

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

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Legalized gaming is currently permitted in various forms throughout much of the world. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions. Other jurisdictions may legalize gaming or liberalize their gaming rules in the near future. Although the future of Internet gaming is still uncertain, there has been increased discussion about potential legalized Internet gaming in the U.S. at the national or state levels, in part due to an interest in raising tax revenue. For example, Nevada recently enacted new regulations to allow the state’s casino companies to operate Internet poker websites limited to players within Nevada’s borders, and the U.S. Department of Justice released an opinion that the Interstate Wire Act of 1961 applies only to sports-related gambling activities in interstate and foreign commerce. This opinion, in conjunction with the Unlawful Internet Gambling Enforcement Act, may increase non-sport related Internet gambling. Currently, Internet gaming is not allowed in the jurisdictions in which we operate. However, any additional gaming opportunities that become available in our markets could attract players that might otherwise have visited our casinos. The resulting loss of revenue at our casinos may have a material adverse effect on our business, financial condition and results of operations. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland. If other gaming operations were permitted to open closer to Colorado Springs or Denver, our operations in Cripple Creek and Central City, respectively, could be substantially harmed, which would have a material adverse effect on us. The Polish Minister of Finance has granted a number of additional gaming licenses in recent years, and these and any additional gaming licenses could adversely affect our Polish operations.

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

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. In Canada, our licenses must be renewed every five years, with the next renewals scheduled for 2018 for our casinos in both Edmonton and Calgary. In Colorado, our licenses must be renewed every two years, with the next renewals scheduled for 2015 for our casinos in both Central City and Cripple Creek. In Poland, our licenses must be renewed every six years, with the next renewals scheduled for 2016 for both the Lim Center casino in Warsaw and the Katowice casino. We may not be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. At our Edmonton and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which the AGLC allocated 15% to licensed charities. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At the REC, the AGLC will retain 33% of slot machine net sales which are allocated to the Alberta Lottery Fund. During the first five years of the REC’s operations, the HRA will retain 23.25% of slot machine net sales to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. After the first five years of operations at the REC, the HRA will retain 26.25% of slot machine net sales. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

Potential changes in the regulatory environment may adversely affect the results of our operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In particular, in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continued competitive threat to us. Periodic changes in the membership of the Colorado Gaming Commission and turnover in the office of the Governor of Colorado (who appoints both the members of the Gaming Commission and the executive director of the Department of Revenue, which oversees the Gaming Commission) also could adversely affect our results of operations.

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

We have made a loan to the REC project in Calgary, and if the loan defaults, our business may be adversely affected.

CCE has agreed to loan to CDR up to CAD 24 million for the exclusive use of developing and operating the REC project as various stages of the REC are completed. As of December 31, 2014, CCE has loaned CDR CAD 18.6 million ($16.0 million based on the exchange rate in effect on December 31, 2014). The loan is secured by the assets of the project. If the project is not completed and loan advances have been made, CCE would have the right to foreclose on any assets purchased. However, in those circumstances the value of the project assets may not be sufficient to satisfy the outstanding loan amount. In addition, the REC project may not be successful, which would adversely affect CDR’s ability to repay the loan. The failure of CDR to repay the loan could have a material adverse effect on the Company, including limiting our ability to repay additional monies borrowed under the BMO Credit Agreement.

We intend to develop and operate additional properties in the future and if our development efforts are not successful, our business may be adversely affected.

We regularly review opportunities to develop new properties. We may not be successful in obtaining the rights to develop such properties, and as a result, we may incur significant costs for which we will receive no return. Even if we are successful in obtaining the rights to develop new casino properties, commencing operations at new casino projects may require substantial development capital. This is the case, for example, with the development of the REC project in Calgary. Development activities involve expenses and risks, including expenses involved in securing licenses, permits or authorizations other than those required from gaming regulators, and the risk of potential cost over-runs, construction delays, and market deterioration. Additional risks before commencing operations include the time and expense incurred and unforeseen difficulties in obtaining suitable sites, liquor licenses, building permits, materials, competent and able contractors, supplies, employees, gaming devices and related matters.

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

From time to time we may commence construction projects at our properties. Construction on the REC project in Calgary, Alberta, Canada commenced in March 2014, and we expect to open the REC in April 2015. In addition, we may engage in additional construction projects as part of our expansion in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control.

Our current and future projects could also experience:

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals;
•	changes to plans and specifications (including changes for the REC project in Calgary, some of which may require the approval of the AGLC);
•	delays and significant cost increases;
•	shortages of materials;
•	shortages of skilled labor or work stoppages for contractors and subcontractors;
•	labor disputes or work stoppages;
•	disputes with and defaults by contractors and subcontractors;
•	health and safety incidents and site accidents;
•	engineering problems, including defective plans and specifications;
•	poor performance or nonperformance by our partners or other third parties on whom we place reliance;
•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming and other facilities, real estate development or construction projects;
•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;
•	environmental issues, including the discovery of unknown environmental contamination;
•	weather interference, floods, fires or other casualty losses; and
•	other unanticipated circumstances or cost increases.

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

We continually evaluate opportunities to open new properties, some of which are potentially significant in relation to our size. We expect to continue pursuing expansion opportunities, and we could face significant challenges in managing and integrating expanded or combined operations resulting from our expansion activities. The integration of any new properties we open or acquire in the future will require the dedication of management resources that may temporarily divert attention from the day-to-day business of our existing operations, which may interrupt the activities of those operations and could result in deteriorating performance from those operations. For example, in 2013 we acquired majority ownership in CPL and are currently integrating CPL into our operations, including its internal control structure. Management of new properties, especially in new geographic areas, may require that we increase our managerial staff, which would increase our expenses.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

In 2014, we derived our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. Our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

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

Investments in additional properties that are not wholly-owned by the Company may decrease our ability to manage risk.

We have from time to time invested, and expect to continue to invest, as a business partner or co-venturer in certain gaming opportunities. For example, we have a 66.6% ownership interest in CPL, which owns and operates nine casinos throughout Poland, and Polish Airports owns the remaining 33.3% of CPL. In addition, we have a 15% ownership interest in CDR, which will operate the Century Downs Racetrack and Casino upon completion of its construction, and unaffiliated shareholders currently own the remaining 85% of CDR. Under the amended credit agreement with CDR, we control the CDR board of directors and have the right to convert CAD 11 million of a loan to CDR into an additional 60% ownership interest in CDR. Business partners often have shared control over the operation of the business’s assets. Therefore, the operation of a joint venture or similar enterprise is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters and our inability to take action without the approval of our partners. In addition, these investments may involve risks such as the possibility that the business partner or co-venturer might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a business partner or co-venturer might subject assets owned by the business to additional risk.

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

Our business may be adversely affected by international, national and local economic and political conditions.  The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary consumer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, housing market instability, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. We are unable to predict the frequency, length or severity of economic circumstances.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties and have had a negative impact on travel and leisure expenditures, including gaming, lodging and tourism. For example, our locations in Poland are in close proximity to Ukraine and Russia.  While we have not experienced any material impact from the acts of hostility between the two countries, an increase in those hostilities could adversely affect our casinos in Poland. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in countries throughout the world will directly or indirectly affect our business and operating results.

We experience seasonal fluctuations that significantly impact our quarterly operating results.

Weather patterns and holidays affect our operations. For example, our Colorado casinos, which are located in mountain tourist towns, typically experience greater gaming revenue in the summer tourist season than any other time during the year. During the year ended December 31, 2014, net operating revenue attributable to our Colorado operations fluctuated from a low of $6.3 million in the fourth quarter to a high of $7.3 million in the third quarter. If we are not able to offset these seasonal declines with additional revenue from other properties, our quarterly results may suffer.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. High winds, flooding, blizzards and sub-zero temperatures, such as those experienced in Colorado, Alberta and Poland from time to time, can limit access to our properties.

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

There are 157 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL. A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the U.S. and Canada are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in currency exchange rates and currency controls in foreign countries could adversely affect our business.

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

We have invested $1 million in capital in the MCE project located in Argentina. In addition, we have a Consulting Services Agreement with MCE in which CCE will receive a service fee consisting of of a fixed fee plus a percentage of MCE’s EBITDA. Argentina has implemented currency controls within the country that could limit our ability to repatriate our initial capital, the consulting service fee, or other funds.

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

We have $159 million of tangible and intangible assets, including $12 million of goodwill, $4 million in casino licenses, $2 million in trademarks and $135 million in property and equipment as of December 31, 2014. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

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

Uncertainties in Polish tax laws and other Polish laws and regulations may lead to additional liabilities

Polish tax laws and other Polish laws and regulations change frequently, and often there is no reference to established regulations or cases. The current laws and regulations also have ambiguities that lead to differences in interpretations between authorities and between authorities and companies.  Taxes or other payments may frequently be inspected by Polish authorities that are authorized to impose significant fines, extra liabilities and interest for underpayments. As a result, the tax risk is higher in Poland than in countries with better-developed tax systems. For example, in March 2011, the Polish Internal Revenue Service (“Polish IRS”) started conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees covering December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. Based on this audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for those periods. After proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw confirmed the opinion of the Polish IRS in November 2012 for the period January 2011 and in December 2013 for the period December 2007 to December 2008 and from January 2009 to December 2009. Because of these decisions, in 2013 CPL paid PLN 3.6 million ($1.3 million) in taxes and interest for January 1, 2011 to January 31, 2011 and for January 1, 2008 to December 31, 2008 and in 2014 CPL paid PLN 2.8 million ($0.9 million)  in taxes and interest for January 1, 2009 to December 31, 2009 to the Polish IRS. CPL continues to appeal the decisions through the Polish court appeals process and expects a final determination in 2015. However, we believe that the Polish IRS may seek to assess a liability for all periods from January 2007 to present. Management has determined that it is reasonably possible that the litigation will be unfavorable for CPL, and we have recorded PLN 12.0 million ($3.4 million based on the exchange rate in effect on December 31, 2014) as a contingent liability on our consolidated balance sheet as of December 31, 2014.  If the decisions of the Polish IRS are upheld, CPL may require cash injections from its shareholders, including us, or from other sources to pay the tax liabilities.

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

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. For the year ended December 31, 2014, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. If in the future, we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or if our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements or other errors and we could be required to restate our financial results. In addition, as we consolidate or open new properties we must integrate their processes and procedures into our internal control framework. Further management must evaluate their internal controls to report on the effectiveness of our internal control over financial reporting. Integrating and evaluating new properties into our internal control framework requires additional cost and additional risk over our financial reporting.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. We expended approximately $2.1 million for utilities for all of our operations in 2014. Substantial increases in the cost of electricity and natural gas will negatively affect our results of operations. In addition, energy and fuel price increases could reduce the disposable income of our customers and cause a corresponding decrease in visitation to our properties, which would negatively impact our revenue. Fuel price increases also could discourage customers from driving to our casinos, particularly at Cripple Creek and Central City, which are not located in metropolitan areas. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

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

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market in 2013 and 2014 varied from a high of $8.21 to a low of $2.61.

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

Gaming authorities in the U.S. and Canada generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability, and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities, and the price we pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos as of December 31, 2014:

Summary of Property Information

Property	Segment	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Off-Track Betting Parlors	Number of Hotel Rooms	Number of Restaurants	Number of Showrooms	Number of Bowling Alleys
Century Casino & Hotel – Edmonton	Canada	35,000	7	752	10	35	-	26	4	2	-
Century Casino – Calgary	Canada	20,000	8	508	25	16	1	-	1	3	1
Century Casino & Hotel – Central City	United States	22,350	1.3	498	-	7	-	26	2	-	-
Century Casino & Hotel – Cripple Creek	United States	19,600	3.5	447	-	6	-	21	1	-	-
Casinos Poland – Poland (1)	Poland	36,500	-	482	-	75	-	-	-	-	-
Cruise Ships (total of 16) (2)	Corporate and Other	13,500	-	556	-	64	-	-	-	-	-
Radisson Aruba Resort, Casino & Spa (3)	Corporate and Other	16,000	15	200	-	16	-	-	1	-	-

(1) We operate Casinos Poland as a majority owned subsidiary for which we have a controlling interest. Casinos Poland operates nine separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Majority-Owned Casinos – Casinos Poland – Poland” in Item 1, “business” of this report.

(2) Operated under concessionaire agreements. We do not own the ships on which our casinos operate.

(3) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

Each of the locations listed in the table above are wholly-owned by us except for the casinos operated by Casinos Poland, the cruise ships and the Radisson Aruba Resort, Casino & Spa.

As of December 31, 2014, the Century Casino & Hotel in Edmonton and Century Casino in Calgary are pledged as collateral for our obligations under a mortgage with BMO. As of December 31, 2014, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank (see Note 6 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report).

Additional Property Information

Century Casino Calgary – In addition to the property described above, we currently lease approximately 28,900 square feet of land at our property in Calgary for additional parking.

Century Downs Racetrack and Casino –  The land on which the REC project is being built was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 51.99 acres on which the REC project is being constructed.

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

In March 2011, the Polish IRS started conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees.  Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and from January 1, 2011 to January 31, 2011.

After proceedings between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS on November 30, 2012 for the period January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from this decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and expects a decision in 2015.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for the periods December 1, 2007 to December 31, 2008 and from January 1, 2009 to December 31, 2009. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed from January 1, 2008 to December 31, 2008 on December 31, 2013 and PLN 2.8 million ($0.9 million) for taxes and interest owed from January 1, 2009 to December 31, 2009 on December 16, 2014. CPL filed an appeal of this decision in January 2014 to the Voivodship Administrative Court. In September 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL has appealed the decision to the Supreme Administrative Court.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability recorded on our consolidated balance sheet for all open periods as of December 31, 2014 is estimated at PLN 12.0 million ($3.4 million based on the exchange rate in effect on December 31, 2014).

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the NASDAQ Capital Market under the symbol “CNTY”. From 2005 to September 30, 2014, our common stock also was traded on the Vienna Stock Exchange in the form of Austrian Depository Certificates (“ADCs”). Effective September 30, 2014, we delisted the ADCs from the Vienna Stock Exchange due to consistently low trading volume on that exchange and the ADCs were automatically converted into the corresponding number of shares of our common stock.

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	$8.21	$4.91	$3.15	$2.61
Second Quarter	$7.42	$5.35	$3.75	$2.83
Third Quarter	$6.10	$4.80	$6.15	$3.38
Fourth Quarter	$5.55	$4.71	$6.30	$4.41

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 9, 2015, we had 125 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2014 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2014.

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “USD” refers to US dollars, the term “CAD” refers to Canadian dollars and the term “PLN” refers to Polish Zloty.

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

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 482 slot machines and 75 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2014, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	22
Warsaw	1.7 million	LIM Center	62	3
Krakow	760,000	Dwor Kosciuszko Hotel	54	8
Lodz	730,000	Manufaktura Entertainment Complex	62	8
Wroclaw	630,000	HP Park Plaza Hotel	68	12
Poznan	550,000	Hotel Andersia	56	9
Katowice	310,000	Altus Building	70	9
Sosnowiec*	220,000	Sosnowiec City Center	0	0
Plock	130,000	Hotel Plock	40	4

* Operations at the Sosnowiec casino were suspended as of June 30, 2014.  The casino began operating on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

We also operate 16 ship-based casinos onboard the ships of the following five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises and Nova Star Cruises, Ltd. As of December 31, 2014, we had a total of 556 slot machines and 64 tables onboard the 16 cruise ships where we operated casinos. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operate ship-based casinos.

Cruise Line	Ship	Number of Slots	Number of Tables
Oceania Cruises	Regatta	36	5
Oceania Cruises	Nautica	36	5
Oceania Cruises	Insignia*	36	5
Oceania Cruises	Marina	62	6
Oceania Cruises	Riviera	63	6
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	12	0
TUI Cruises	Mein Schiff 3**	20	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride***	7	3
Regent Seven Seas Cruises	Seven Seas Voyager	51	6
Regent Seven Seas Cruises	Seven Seas Mariner	51	6
Regent Seven Seas Cruises	Seven Seas Navigator	43	6
Nova Star Cruises Ltd.	Nova Star****	70	2

*  Our casino operation onboard Insignia was suspended on April 5, 2012 when Oceania Cruises leased the vessel to a different cruise line. The Insignia rejoined Oceania Cruises in May 2014, at which time we again began operating this ship-based casino. We did not operate this ship-based casino while Oceania Cruises leased it to a different cruise line.

** In June 2014, TUI Cruises launched the Mein Schiff 3, and we currently operate the ship-based casino onboard this ship.

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

In November 2014, we amended our concessionaire agreement with TUI Cruises to include our operation of the ship-based casino onboard the Mein Schiff 4, a new 2,500-passenger ship that is currently being constructed. TUI Cruises plan to launch the Mein Schiff 4 in June 2015.

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s EBITDA. We were not required to invest any amounts under the management agreement.

In October 2014, our subsidiary CCE entered into the MCE Agreement with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has the right to appoint one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. We account for our 7.5% investment in MCE using cost basis accounting and report the $1.0 million investment on our consolidated balance sheet.

In October 2014, CCE and MCE also entered into a Consulting Service Agreement in which CCE will provide advice on casino matters. Through the Consulting Service Agreement, CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

Century Downs Racetrack and Casino - Calgary, Canada

In November 2012, our subsidiary CCE signed credit and management agreements with CDR in connection with the development and operation of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we will operate as Century Downs Racetrack and Casino.

The REC project will be the only horse race track in the Calgary area and will consist of a 5.5 furlong (0.7 mile) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track betting area and an entertainment area. The REC license is the only license for new casinos and RECs currently available in any metropolitan area of Alberta. The license application for this REC project preceded a three year moratorium imposed by the AGLC on new casinos and RECs that was scheduled to expire on April 1, 2015. On February 13, 2015, the AGLC extended this moratorium indefinitely.

The REC project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location will allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC will be located approximately 17 miles from Century Casino Calgary and would serve what we believe is a different customer base, including customers who also are interested in horse racing.

The AGLC has approved development of the REC project and a preliminary license. The AGLC will not issue a final license until the REC opens. HRA, the governing authority for horse racing in Alberta, has approved the REC project and approved a license. Construction on the REC commenced in March 2014 and we anticipate that the REC will open in April 2015.  The 2015 horse racing season will be from April to November.

On November 29, 2013, CCE finalized amended credit and management agreements with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A is for CAD 13 million and Loan B is for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan is convertible at CCE’s option into an ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE has advanced all funds from Loan A, and any additional funds advanced to CDR will be under Loan B. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE will fund both loans with additional borrowings under our BMO Credit Agreement. As of December 31, 2014, CCE has loaned CDR CAD 18.6 million ($16.0 million based on the exchange rate in effect on December 31, 2014).

Under the amended management and credit agreements with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in CDR.  As a condition of AGLC licensing, we anticipate converting the loan to a majority ownership interest in CDR on or before the REC is operational.

As of November 29, 2013, we began consolidating CDR as a minority owned subsidiary for which we have a controlling financial interest. Unaffiliated shareholders own the remaining 85% of CDR.  We account for and report the 85% CDR ownership interest as a non-controlling financial interest.

Other Projects under Development

On June 10, 2013, we announced that we were one of four companies applying for a 15-year casino license at the Hotel InterContinental in Vienna, Austria. In July 2014, the Austrian authorities awarded the casino license to another applicant.

On December 2, 2014, we announced that we had been selected by the HRA to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. We will form a new subsidiary, CBS, in 2015 to operate the off-track betting network. Under a memorandum of understanding with the principal owner of RMTC, CCE will own 75% of CBS and RMTC will own 25% of CBS. We anticipate that CBS will begin operating the pari-mutuel network in the second quarter of 2015.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

Average Rates	2014	2013	% Change
Canadian dollar (CAD)	1.1046	1.0302	(7.2%)
Euros (€)	0.7539	0.7532	(0.1%)
Polish zloty (PLN)	3.1558	3.1597	0.1%
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

DISCUSSION OF RESULTS

Year ended December 31, 2014 vs. 2013

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming Revenue	$109,889	$95,472	$14,417	15.1%
Hotel Revenue	1,636	1,573	63	4.0%
Food and Beverage Revenue	10,988	10,688	300	2.8%
Other Revenue	5,525	4,495	1,030	22.9%
Gross Revenue	128,038	112,228	15,810	14.1%
Less Promotional Allowances	(7,990)	(7,640)	350	4.6%
Net Operating Revenue	120,048	104,588	15,460	14.8%
Gaming Expenses	(60,782)	(50,319)	10,463	20.8%
Hotel Expenses	(590)	(624)	(34)	(5.4%)
Food and Beverage Expenses	(9,252)	(8,359)	893	10.7%
General and Administrative Expenses	(38,932)	(33,069)	5,863	17.7%
Total Operating Costs and Expenses	(117,391)	(98,970)	18,421	18.6%
Losses from Equity Investment	0	(135)	(135)	(100.0%)
Earnings from Operations	2,657	5,483	(2,826)	(51.5%)
Non-controlling Interest	2,321	106	2,215	2089.6%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,232	6,181	(4,949)	(80.1%)
Adjusted EBITDA	$12,850	$12,685	$165	1.3%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic	$0.05	$0.26	$(0.21)	(80.8%)
Diluted	$0.05	$0.26	$(0.21)	(80.8%)

The period over period increase in net operating revenue and decrease in net earnings for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relate to the inclusion of operating results for Casinos Poland for the full year ended December 31, 2014, as opposed to only including operating results beginning April 8, 2013 through December 31, 2013 for the same period in 2013. On April 8, 2013, we purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest. Prior to the acquisition of this additional interest in CPL, we accounted for our 33.3% ownership interest as an equity investment. CPL contributed $51.2 million in net operating revenue and $0.1 million in net losses for the year ended December 31, 2014. In addition, the consolidation of CDR as of November 29, 2013 as a minority owned subsidiary for which we have a controlling financial interest affects the comparability of 2014 and 2013 financial results. CDR contributed $0.5 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2014.

As a result of our recent and continuing expansion efforts, during the fourth quarter of 2014, we reorganized our internal management reporting structure.  Under the new structure, we have begun reporting our financial performance in three reportable segments based on the geographical locations in which our casinos operate: Canada, the United States and Poland. Each geographical location has similarities among the nature of economic characteristics, services, customers and regulatory environments in which each segment operates.  Management views each property as an operating segment based on its business activities, financial information, and operating results, which our chief operating decision maker function uses to assess performance and allocate resources within the Company. Our properties provide gaming, hotel accommodations, dining facilities and other amenities to our customers, which we utilize to drive customer volume. Our operating results are highly dependent on the volume of customers at our casinos, and customer volume affects the price we can charge for our hotel rooms, dining and other amenities. Our operating results are significantly affected by our ability to generate operating revenue.

We have additional business activities including concessionaire agreements, management agreements, consulting agreements and certain other corporate and management operations. We report our operating segments that we do not segregate into reportable segments as "corporate and other" operations in our consolidated results.

Net operating revenue increased by $15.5 million, or 14.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Following is a breakout of net operating revenue by segment and property for the year ended December 31, 2014 compared to the year ended December 31, 2013:

•	Canada increased by $0.9 million, or 2.5%, due to changes in the following operating segments:
▪	Edmonton decreased by ($0.1) million, or (0.4%).
▪	Calgary increased by $0.5 million, or 5.4%.
▪	CDR increased by $0.5 million, or 1920.0%. *
•	United States decreased by ($2.5) million, or (8.5%), due to changes in the following operating segments:
▪	Central City decreased by ($1.6) million, or (9.3%).
▪	Cripple Creek decreased by ($0.9) million, or (7.3%).
•	Poland increased by $16.4 million, or 47.0%, due to our increased ownership in Casinos Poland throughout 2014. **
•	Corporate and other increased by $0.7 million, or 10.6%, due to changes in ship-based casinos and other.

* We began consolidating CDR as a minority owned subsidiary for which we have  a controlling interest on November 29, 2013.

** We acquired a controlling interest in Casinos Poland on April 8, 2013.

Total operating costs and expenses increased by $18.4 million, or 18.6%,  for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Following is a breakout of total operating costs and expenses by segment and property for the year ended December 31, 2014 compared to the year ended December 31, 2013:

•	Canada increased by $0.2 million, or 0.6%, due to changes in the following operating segments:
▪	Edmonton decreased by ($0.4) million, or (2.2%).
▪	Calgary decreased by ($0.1) million, or (1.3%).
▪	CDR increased by $0.7 million, or 1744.7%. *
•	United States decreased by ($1.0) million, or (3.8%), due to changes in the following operating segments:
▪	Central City decreased by ($0.8) million, or (5.2%).
▪	Cripple Creek decreased by ($0.2) million, or (1.5%).
•	Poland increased by $16.9 million, or 48.9%, due to our increased ownership in Casinos Poland throughout 2014. **
•	Corporate and other increased by $2.4 million, or 18.2%, due to changes in the following operating segments:
▪	Ship-based casinos and other increased by $0.9 million, or 14.2%.
▪	Corporate other increased by $1.5 million, or 22.0%.

* We began consolidating CDR as a minority owned subsidiary for which we have  a controlling interest on November 29, 2013.

** We acquired a controlling interest in Casinos Poland on April 8, 2013.

Earnings from operations decreased by ($2.8) million, or (51.5%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. Following is a breakout of earnings from operations by segment and property for the year ended December 31, 2014 compared to the year ended December 31, 2013:

•	Canada increased by $0.7 million, or 8.9%, due to changes in the following operating segments:
▪	Edmonton increased by $0.3 million, or 3.8%.
▪	Calgary increased by $0.6 million, or 266.8%.
▪	CDR decreased by ($0.2) million, or (290.5%). *
•	United States decreased by ($1.5) million, or (42.4%), due to changes in the following operating segments:
▪	Central City decreased by ($0.8) million, or (41.3%).
▪	Cripple Creek decreased by ($0.7) million, or (43.8%).
•	Poland decreased by ($0.5) million, or (149.2%), due to our increased ownership in Casinos Poland throughout 2014. **
•	Corporate and other decreased by ($1.5) million, or (24.1%), due to changes in the following operating segments:
▪	Ship-based casinos and other decreased by ($0.2) million, or (28.2%).
▪	Corporate and other decreased by ($1.3) million, or (19.6%).

* We began consolidating CDR as a minority owned subsidiary for which we have  a controlling interest on November 29, 2013.

** We acquired a controlling interest in Casinos Poland on April 8, 2013.

Net earnings decreased by ($5.0) million, or (80.1%) for the year ended December 31, 2014 compared to the year ended December 31, 2013. Items deducted from or added to earnings from operations to arrive at net earnings include gains on business combinations related to the acquisition of the additional equity interest in CPL and the acquisition of CDR, interest income, interest expense, gains or losses on foreign currency transactions, income tax expense and non-controlling interest. For the year ended December 31, 2013,  we recognized an increase in net earnings of $2.1 million because of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition of the additional equity interest in CPL.  We also recognized a $0.4 million gain because of the fair value measurement of the Company’s 15% controlling ownership interest in CDR. We reported the total $2.5 million gain in the Corporate Other category for the year ended December 31, 2013. For a discussion of certain of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) before interest, income taxes (benefit), depreciation, amortization, non-controlling interest, pre-opening expenses, acquisition costs, non-cash stock based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, realized foreign currency (gains) losses, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each property. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under accounting principles generally accepted in the United States of America (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to compare the relative operating performance of separate operating units by eliminating the above mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Year Ended December 31, 2014
	Canada			United States		Poland	Corporate and Other
	Edmonton	Calgary	Century Downs	Central City	Cripple Creek	Casinos Poland	Cruise Ships & Other	Corporate	Total
Net earnings (loss)	$5,915	$444	$87	$720	$563	$(112)	$325	$(6,710)	$1,232
Interest expense (income), net	479	0	1,994	0	1	319	0	(37)	2,756
Income taxes (benefit)	1,865	(57)	163	440	346	25	91	(1,366)	1,507
Depreciation and amortization	995	915	0	1,288	1,131	2,839	506	161	7,835
Non-controlling interest	0	0	(2,267)	0	0	(54)	0	0	(2,321)
Non-cash stock-based compensation	0	0	0	0	0	0	0	1,028	1,028
Foreign currency (gains) losses	(66)	(30)	(97)	0	0	(342)	1	17	(517)
Loss on disposition of fixed assets	0	2	0	33	6	587	3	0	631
Acquisition costs	0	0	115	0	0	0	0	266	381
Other one-time costs	0	0	(103)	0	0	421	0	0	318
Adjusted EBITDA	$9,188	$1,274	$(108)	$2,481	$2,047	$3,683	$926	$(6,641)	$12,850

	For the Year Ended December 31, 2013
	Canada			United States		Poland	Corporate and Other
	Edmonton	Calgary	Century Downs	Central City	Cripple Creek	Casinos Poland	Cruise Ships & Other	Corporate	Total
Net earnings (loss)	$5,703	$(31)	$(2)	$1,225	$1,004	$12	$504	$(2,234)	$6,181
Interest expense (income), net	413	0	171	0	0	374	(3)	(45)	910
Income taxes (benefit)	1,809	(172)	6	750	615	145	81	(1,940)	1,294
Depreciation and amortization	1,028	920	0	1,269	956	1,903	402	121	6,599
Non-controlling interest	0	0	(112)	0	0	6	0	0	(106)
Non-cash stock-based compensation	0	0	0	0	0	0	0	33	33
Foreign currency losses (gains)	(30)	(11)	0	0	0	(204)	(1)	(72)	(318)
(Gain) loss on disposition of fixed assets	3	0	0	(5)	29	505	14	24	570
Acquisition costs	0	0	0	0	0	0	0	49	49
Other one-time costs	0	0	(57)	0	0	8	0	(2,478)	(2,527)
Adjusted EBITDA	$8,926	$706	$6	$3,239	$2,604	$2,749	$997	$(6,542)	$12,685

Reportable Segments

The following discussion provides further detail of consolidated results by operating segment.

Canada

Edmonton

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$17,705	$17,814	$(109)	(0.6%)
Hotel	851	798	53	6.6%
Food and Beverage	5,376	5,406	(30)	(0.6%)
Other	2,013	2,056	(43)	(2.1%)
Gross Revenue	25,945	26,074	(129)	(0.5%)
Less Promotional Allowances	(818)	(857)	(39)	(4.6%)
Net Operating Revenue	25,127	25,217	(90)	(0.4%)
Gaming Expenses	(6,559)	(6,611)	(52)	(0.8%)
Hotel Expenses	(232)	(248)	(16)	(6.5%)
Food and Beverage Expenses	(3,855)	(3,827)	28	0.7%
General and Administrative Expenses	(5,293)	(5,608)	(315)	(5.6%)
Total Operating Costs and Expenses	(16,934)	(17,322)	(388)	(2.2%)
Earnings from Operations	8,193	7,895	298	3.8%
Net Earnings	5,915	5,703	212	3.7%
Adjusted EBITDA	$9,188	$8,926	$262	2.9%

Net operating revenue at our property in Edmonton decreased by ($0.1) million, or (0.4%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The  decrease in net operating revenue in USD compared to the increase in net operating revenue in CAD was due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 7.2% for the year ended December 31, 2014 as compared to the year ended December 31, 2013 (the “7.2%  exchange rate decrease”).

In CAD, net operating revenue increased by 1.8 million, or 6.9%, due to increases in all revenue categories for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The majority of the net operating revenue increase was from increased gaming revenue of CAD 1.2 million, or 6.6%, which was primarily due to increased customer volumes of 4.6% and expanded table game hours allowed by the AGLC for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. The increased revenue in food and beverage, hotel and other revenue are a result of the increased customer volumes of 4.6% and increases to food, beverage and showroom ticket prices for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Total operating costs and expenses decreased by ($0.4) million, or (2.2%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decrease in operating expenses in USD compared to the increase in operating expenses in CAD was due to the 7.2%  exchange rate decrease.

In CAD, total operating costs and expenses increased by 0.9 million, or 4.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increased expenses were mainly due to increased food and beverage costs of CAD 0.2 million, or 8%, due to higher sales, and increased payroll costs of CAD 0.5 million, or 5%, due to the expanded table game hours and a minimum wage increase of CAD 15 cents for hourly employees for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations increased by $0.3 million, or 3.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net earnings increased by $0.2 million, or 3.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

In CAD, net earnings increased by 0.7 million, or 11.8%, and earnings from operations increased by CAD 0.9 million, or 11.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The difference between net earnings of CAD 0.7 million compared to earnings from operations of CAD 0.9 million was due to an increase in interest expense of CAD 0.1 million and an increase in income tax expense of CAD 0.2 million for the year ended December 31, 2014.

Calgary

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$5,988	$5,679	$309	5.4%
Food and Beverage	1,926	1,755	171	9.7%
Other	1,339	1,343	(4)	(0.3%)
Gross Revenue	9,253	8,777	476	5.4%
Less Promotional Allowances	(286)	(270)	16	5.9%
Net Operating Revenue	8,967	8,507	460	5.4%
Gaming Expenses	(2,680)	(2,857)	(177)	(6.2%)
Food and Beverage Expenses	(1,572)	(1,462)	110	7.5%
General and Administrative Expenses	(3,443)	(3,482)	(39)	(1.1%)
Total Operating Costs and Expenses	(8,610)	(8,721)	(111)	(1.3%)
Earnings (Losses) from Operations	357	(214)	571	266.8%
Net Earnings (Loss)	444	(31)	475	1532.3%
Adjusted EBITDA	$1,274	$706	$568	80.5%

Net operating revenue at our property in Calgary increased by $0.5 million, or 5.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The smaller increase in net operating revenue in USD compared to the increase in net operating revenue in CAD was due to the 7.2%  exchange rate decrease.

In CAD, net operating revenue increased by 1.2 million, or 13.1%, due to increases in all revenue categories for the year ended December 31, 2014 compared to the year ended December 31, 2013. Gaming revenue increased by CAD 0.8 million, or 13.0%, due to the expanded table game hours and increased customer volume of 2.7% for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Food and beverage revenue increased by CAD 0.3 million, or 17.8%, due to the increased customer volume of 2.7% along with the addition of the Infinity Bar on the gaming floor and increased attendance during third party events in the showroom for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increased revenue and customer volumes for the year ended December 31, 2014 compared to the year ended December 31, 2013 were also a result of the flooding that occurred in the city of Calgary during June 2013, which disrupted traffic with road closures for seven days and required the property to close table games for three days and slots for one day.

Total operating costs and expenses decreased by ($0.1) million, or (1.3%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The difference between the decreased operating costs and expenses in USD compared to the increased operating costs and expenses in CAD was due to the 7.2% exchange rate decrease.

In CAD, total operating costs and expenses increased by 0.5 million, or 5.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013,  The increase in operating costs and expenses was  primarily due to increased payroll costs of CAD 0.2 million, or 4%, as a result of extended table game hours, the addition of the off-track betting parlor and a minimum wage increase of CAD 0.15 for hourly employees, along with increased general and administrative costs of CAD 0.2 million, or 0.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations increased by $0.6 million, or 266.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net earnings increased by $0.5 million, or 1532.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

In CAD, net losses decreased by 0.3 million, or 64.3%, and earnings from operations increased by CAD 0.6 million, or 280.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net losses of CAD 0.3 million compared to the increase in earnings from operations of CAD 0.6 million was due to an increase in foreign currency exchange losses of CAD 0.2 million and a decrease in the income tax benefit of CAD 0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Century Downs Racetrack and Casino

	For the year
	ended December 31,
Amounts in thousands	2014	2013 *	Change	% Change
Other	$505	25	$480	1920.0%
Net Operating Revenue	505	25	480	1920.0%
General and Administrative Expenses	(625)	38	663	1744.7%
Total Operating Costs and Expenses	(625)	38	663	1744.7%
(Losses) Earnings from Operations	(120)	63	(183)	(290.5%)
Non-controlling Interest	2,267	112	2,155	1924.1%
Net Earnings (Loss)	87	(2)	89	4450.0%
Adjusted EBITDA	$(108)	$6	$(114)	(1900.0%)

*We began consolidating CDR as a minority owned subsidiary for which we have a controlling interest on November 29, 2013.

November 29, 2013 through December 31, 2013

Net operating revenue from CDR was less than $0.1 million, total operating costs and expenses were less than $0.1 million and earnings from operations were $0.1 million for the period from November 29, 2013 through December 31, 2013.  Earnings from operations were from revenue earned from an off-track betting parlor and insurance proceeds received from a damaged barn.

January 1, 2014 through December 31, 2014

Net operating revenue for CDR was $0.5 million, total operating costs and expenses were $0.6 million and losses from operations were $0.1 million for the year ended December 31, 2014. Revenue was derived from off-track betting parlor commissions and fees paid by neighboring developers for use of infrastructure on CDR land. Total operating costs and expenses consisted of expenses resulting primarily from managing the construction of the REC project and were partially offset by insurance proceeds received due to a barn that was damaged by wind.

Construction of the REC project began in March 2014 and we anticipate that the REC will open in April 2015. The casino and off-track betting at the REC will be available year-round and the horse racing season will be from March to November each year.  The 2015 horse racing season will be from April to November.

United States

Central City

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$17,331	$18,770	$(1,439)	(7.7%)
Hotel	465	493	(28)	(5.7%)
Food and Beverage	1,900	1,978	(78)	(3.9%)
Other	193	190	3	1.6%
Gross Revenue	19,889	21,431	(1,542)	(7.2%)
Less Promotional Allowances	(4,136)	(4,057)	79	1.9%
Net Operating Revenue	15,753	17,374	(1,621)	(9.3%)
Gaming Expenses	(8,004)	(8,770)	(766)	(8.7%)
Hotel Expenses	(207)	(194)	13	6.7%
Food and Beverage Expenses	(1,201)	(1,286)	(85)	(6.6%)
General and Administrative Expenses	(3,893)	(3,880)	13	0.3%
Total Operating Costs and Expenses	(14,593)	(15,399)	(806)	(5.2%)
Earnings from Operations	1,160	1,975	(815)	(41.3%)
Net Earnings	720	1,225	(505)	(41.2%)
Adjusted EBITDA	$2,481	$3,239	$(758)	(23.4%)

Net operating revenue at our property in Central City decreased by ($1.6) million, or (9.3%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was due to a decrease in all revenue categories and was primarily due to gaming revenue, which decreased by ($1.4) million, or (7.7%), as a result of lower customer volumes of 5.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The decrease in customer volumes of 5.6% was due to a declining Central City market and ongoing road construction on Interstate 70 along with the closure of the Central City Parkway, the main thoroughfares connecting Denver to Central City. The parkway was closed from August 12-15, 2014 and was reopened to weekday evening and weekend traffic only through October 10, 2014. The Central City market decreased by 8.2% for the year ended December 31, 2014 compared to the year ended December 31, 2013. We believe that the Central City market decreased due to lost market share to the Black Hawk market.  The Central City/Black Hawk market remained flat for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Although the overall Central City market continues to decrease, our property’s share of the Central City market increased by 1.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The Central City property has focused on guest service, VIP player promotions as well as daily and monthly promotions to continue to attract customers in the Central City market.

Total operating costs and expenses decreased by ($0.8) million, or (5.2%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decrease in total operating costs and expenses is mainly due to a decrease in gaming tax expense of ($0.4) million, or (19%), due to lower gaming revenue as well as decreased payroll costs of ($0.1) million, or (2%), as a result of operating controls to reduce costs and decreased marketing costs for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations decreased by ($0.8) million, or (41.3%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net earnings decreased by ($0.5) million, or (41.2%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net earnings of ($0.5) million compared to the ($0.8) million decrease in earnings from operations was due to a decrease in income tax expense of ($0.3) million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Cripple Creek

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$12,042	$12,731	$(689)	(5.4%)
Hotel	320	270	50	18.5%
Food and Beverage	1,233	1,174	59	5.0%
Other	103	99	4	4.0%
Gross Revenue	13,698	14,274	(576)	(4.0%)
Less Promotional Allowances	(2,744)	(2,455)	289	11.8%
Net Operating Revenue	10,954	11,819	(865)	(7.3%)
Gaming Expenses	(4,736)	(5,096)	(360)	(7.1%)
Hotel Expenses	(151)	(182)	(31)	(17.0%)
Food and Beverage Expenses	(991)	(916)	75	8.2%
General and Administrative Expenses	(3,035)	(3,050)	(15)	(0.5%)
Total Operating Costs and Expenses	(10,044)	(10,200)	(156)	(1.5%)
Earnings from Operations	910	1,619	(709)	(43.8%)
Net Earnings	563	1,004	(441)	(43.9%)
Adjusted EBITDA	$2,047	$2,604	$(557)	(21.4%)

Net operating revenue at our property in Cripple Creek decreased by ($0.9) million, or (7.3%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net operating revenue was due to a decrease in gaming revenue of ($0.7) million, or (5.4%), as a result of lower customer volumes of  4.4% in the declining Cripple Creek market for the year ended December 31, 2014 compared to the year ended December 31, 2013. The Cripple Creek market declined by 3.9% and our property’s share of the Cripple Creek market declined by 1.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net operating revenue was also due to the increase of promotional allowances of $0.3 million, or 11.8%, as a result of an increased level of free play granted to Player’s Club members for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Total operating costs and expenses decreased by ($0.2) million, or (1.5%),  primarily due to lower gaming taxes of ($0.1) million, or (15%), as a result of lower gaming revenue as well as lower payroll costs of ($0.1) million, or (2%), as a result of operating controls to reduce costs for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations decreased by ($0.7) million, or (43.8%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. The difference between the decrease in earnings from operations of ($0.7) and the decrease in net earnings of ($0.4) million is due to a decrease in income tax expense of ($0.3) million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Poland

Casinos Poland

	For the year
	ended December 31,
Amounts in thousands	2014	2013 *	Change	% Change
Gaming	$50,057	$34,409	$15,648	45.5%
Food and Beverage	553	375	178	47.5%
Other	587	33	554	1678.8%
Gross Revenue	51,197	34,817	16,380	47.0%
Less Promotional Allowances	(6)	0	6	100.0%
Net Operating Revenue	51,191	34,817	16,374	47.0%
Gaming Expenses	(32,908)	(21,738)	11,170	51.4%
Food and Beverage Expenses	(1,633)	(868)	765	88.1%
General and Administrative Expenses	(13,975)	(9,975)	4,000	40.1%
Total Operating Costs and Expenses	(51,355)	(34,484)	16,871	48.9%
(Losses) Earnings from Operations	(164)	333	(497)	(149.2%)
Non-controlling Interest	54	(6)	60	1000.0%
Net (Loss) Earnings	(112)	12	(124)	(1033.3%)
Adjusted EBITDA	$3,683	$2,749	$934	34.0%

*We acquired a  controlling interest in CPL on April 8, 2013.

January 1, 2013 through April 7, 2013

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment in Corporate Other. We recorded a decrease in earnings from our investment in CPL of $0.1 million for the period from January 1, 2013 through April 7, 2013. The decrease was primarily due to the decision to close the Gdynia property. CPL’s management board decided to close the Gdynia property in March 2013 and the property closed on August 14, 2013. Operations at Gdynia were minimal beginning June 30, 2013. CPL recognized $0.3 million in closing expenses for the period ended April 7, 2013, which reduced earnings from CPL.

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

Years ended December 31, 2014 and 2013

Net operating revenue from CPL increased by $16.4 million (PLN 51.7 million), or 47.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is due to the inclusion of net operating revenue for CPL for the full year ended December 31, 2014, as opposed to only including net operating revenue for CPL beginning April 8, 2013 through December 31, 2013. The increase in net operating revenue was also due to the addition of 70 high quality slot machines throughout CPL’s casinos along with increased table game activity at the Marriott, Poznan and Plock locations.

Total operating costs and expenses increased by $16.9 million (PLN 52.9 million), or 48.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to the inclusion of operating costs and expenses for CPL for the full year ended December 31, 2014 as opposed to only including operating costs and expenses for 2013 from April 1, 2013 through December 31, 2013. Total operating costs and expenses also increased due to increased gaming taxes as a result of increased revenue along with higher marketing expenses at the Marriott and Poznan casinos. In addition, there were costs of $0.7 million (PLN 2.2 million) related to the impairment of the leasehold improvements and casino license at the Sosnowiec casino, which suspended its operations on June 30, 2014. The Sosnowiec casino reopened on a limited basis on February 3, 2015 and we expect the casino to continue limited operations until its gaming license expires in May 2017. There were also one-time costs of approximately $0.1 million (PLN 0.3 million) associated with relocating the Poznan casino to the Hotel Andersia that were charged to operating costs and expenses for the year ended December 31, 2014.

Because of the foregoing, earnings from operations decreased by ($0.5) million ((PLN 1.2) million), or (149.2%), and net earnings decreased by ($0.1) million ((PLN 0.5) million), or (1033.3%), for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The difference between the decrease in earnings from operations of ($0.5) million and the decrease in net earnings of ($0.1) million was due to an increase in foreign currency expense of $0.2 million, a decrease in income tax benefit of $0.1 million and an increase in non-controlling interest expense of $0.1 million as a result of the inclusion of these expenses for the full year ended December 31, 2014 as opposed to April 8, 2013 through December 31, 2013.

Corporate and Other

Cruise Ships & Other

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
Gaming	$6,766	$6,069	$697	11.5%
Other	785	758	27	3.6%
Gross Revenue	7,551	6,827	724	10.6%
Net Operating Revenue	7,551	6,827	724	10.6%
Gaming Expenses	(5,895)	(5,246)	649	12.4%
General and Administrative Expenses	(733)	(598)	135	22.6%
Total Operating Costs and Expenses	(7,134)	(6,246)	888	14.2%
Earnings from Operations	417	581	(164)	(28.2%)
Net Earnings	325	504	(179)	(35.5%)
Adjusted EBITDA	$926	$997	$(71)	(7.1%)

Net operating revenue from our ship-based casinos, Aruba management agreement and MCE consulting agreement increased by $0.7 million, or 10.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase was primarily due to the inclusion of the Insignia, Star Pride, Mein Schiff 3 and Nova Star in 2014. Together these ships added $0.8 million, or 13%, to net operating revenue in 2014. The additional revenue from these new ships was offset by decreased net operating revenue from the Voyager of ($0.3) million or (38%) for the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, there was $0.1 million in net operating revenue added from the consulting service agreement with MCE for the year ended December 31, 2014.

Total operating costs and expenses increased by $0.9 million, or 14.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in operating costs and expenses was primarily due to the inclusion of the Insignia, Star Pride, Mein Schiff 3 and Nova Star in 2014. Together these ships added $0.7 million, or 11%, to operating costs and expenses in 2014. Operating costs also increased due to the conversion of games onboard the cruise ships of $0.1 million for the year ended December 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations and net earnings decreased by ($0.2) million, or (28.2%),  and ($0.2) million, or (35.5%), respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Corporate Other

	For the year
	ended December 31,
Amounts in thousands	2014	2013	Change	% Change
General and Administrative Expenses	$(7,935)	$(6,514)	$1,421	21.8%
Total Operating Costs and Expenses	(8,096)	(6,636)	1,460	22.0%
Losses from Operations	(8,096)	(6,769)	(1,327)	(19.6%)
Net (Loss)	(6,710)	(2,234)	(4,476)	(200.4%)
Adjusted EBITDA	$(6,641)	$(6,542)	$(99)	(1.5%)

General and administrative expenses for Corporate Other consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. General and administrative expenses increased by $1.4 million, or 21.8%, for year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase was primarily due to increased payroll costs of $0.2 million, increased stock-based compensation expense of $1.0 million and increased travel and legal expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The difference between the increased losses from operations of $1.3 million and the increased net loss of $4.5 million was the gain on business combination of $2.5 million that occurred in 2013 as a result of measuring at fair value our 33.3% equity investment in CPL held prior to the acquisition date of April 8, 2013 and as a result of the acquisition of CDR. The difference was also due to a $0.1 million increase in foreign currency losses and increased income tax expense of $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2014 and 2013 was as follows:

	For the year ended December 31
Amounts in thousands	2014	2013	$ Change	% Change
Gain on Business Combination	$0	$2,478	$(2,478)	(100.0%)
Interest Income	81	73	8	11.0%
Interest Expense	(2,837)	(983)	1,854	188.6%
Gain on Foreign Currency Transactions & Other	517	318	199	62.6%
Non-Operating Income (Expense)	$(2,239)	$1,886	$(4,125)	(218.7%)

Gain on business combination

For the year ended December 31, 2013, we recognized a gain of $2.1 million as a result of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition date and a gain of $0.4 million as a result of our acquisition of CDR.

Interest income

Interest income is directly related to interest earned on our cash reserves and interest earned on  a $0.5 million loan in connection with a proposed casino project in Southeast Asia that we decided not to pursue following our diligence investigation. The loan was paid in full in July 2014.

Interest expense

The increase in interest expense of $1.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the interest expense for the CDR land lease with Rosebridge. Prior to the acquisition of our ownership interest in CDR, CDR purchased various plots of land on which the REC project is being constructed. CDR sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of the land. We began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, we account for the land subject to lease as an asset and the lease payments as interest on the financing obligation. For the year ended December 31, 2014, we recorded $2.0 million in interest expense related to the land lease compared to $0.2 million for the year ended December 31, 2013.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

	For the year			For the year
Amounts in thousands	ended December 31, 2014			ended December 31, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$3,644	$1,344	36.9%	$4,769	$1,036	21.1%
United States	(3,205)	(13)	0.4%	(397)	25	-5.7%
Mauritius*	(30)	7	-23.3%	276	(91)	-32.8%
Austria	222	81	36.5%	651	54	23.0%
Poland**	(212)	88	-41.5%	2,070	270	10.7%
Total	$419	$1,507	359.7%	$7,369	$1,294	17.6%

*Ship-based casinos
**Poland's 2013 pre-tax income includes earnings from the equity investment in CPL through April 7, 2013

Our worldwide effective income tax rate for 2014 is 359.7%. A substantial portion of our earnings are from the United States, which has a 37.06% blended corporate income tax rate. Due to a full valuation allowance in the United States, the effective tax rate is significantly lower than the blended 37.06% tax rate. Another substantial portion of our earnings are from Canada, which has a 25% income tax rate, the effective tax rate of 36.9% is due to the impact of foreign currency exchange rates and a valuation allowance.  The income tax rate for our earnings from Mauritius is 3%; the effective tax rate of (23.3%) is due to a local country income tax audit. A portion of our earnings are from Austria, which has a 25% income tax rate, and due to withholding taxes and a valuation allowance the effective rate is 36.5%, In Poland, the income tax rate is 19%; the effective tax rate of (41.4%) is due to exchange rates as well as meals, entertainment, gifts and giveaways.  The movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, our overall effective income tax rate was significantly impacted in 2014 and can be significantly impacted by foreign currency gains or losses in the future.

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

Credit Agreement – Bank of Montreal

In May 2012, the Company through its Canadian subsidiaries entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014,  the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of December 31, 2014, the Company had borrowed CAD 24.0 million, of which the outstanding balance was CAD 19.0 million ($16.4 million based on the exchange rate in effect on December 31, 2014) and the Company had approximately CAD 15.1 million ($13.0 million based on the exchange rate in effect on December 31, 2014) available for borrowing under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project.  The Company can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2014) were recorded as interest expense for the year ended December 31, 2014. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company’s 15% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, maintenance of CAD 28 million equity balance and a capital expenditure limit of CAD 2 million per year.  The Company was in compliance with all covenants of the BMO Credit Agreement as of December 31, 2014.

Casinos Poland

As of December 31, 2014, CPL had debt totaling PLN 17.9 million ($5.1 million based on the exchange rate in effect on December 31, 2014). The debt includes two credit agreements,  one credit facility and 11 capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into the three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of December 31, 2014, the amount outstanding on the term loan was PLN 9.2 million ($2.6 million based on the exchange rate in effect on December 31, 2014). CPL has no further borrowing availability under the loan, and the loan matures in November 2016.  The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict incurrence of additional debt, and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher.  As of December 31, 2014, CPL’s current liquidity ratio was 0.5. CPL has obtained a waiver from mBank regarding its noncompliance with the current liquidity ratio. CPL was in compliance with all other covenants of this credit agreement as of December 31, 2014.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into the three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under the prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of December 31, 2014, the amount outstanding was PLN 3.0 million ($0.8 million based on the exchange rate in effect on December 31, 2014). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict incurrence of additional debt, and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher.  As of December 31, 2014, CPL’s current liquidity ratio was 0.5. CPL has obtained a waiver from mBank regarding its noncompliance with the current liquidity ratio. CPL was in compliance with all other covenants of this credit agreement as of December 31, 2014.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of December 31, 2014, the amount outstanding was PLN 5.3 million ($1.5 million based on the exchange rate in effect on December 31, 2014) and CPL had approximately PLN 5.7 million ($1.6 million based on the exchange rate in effect on December 31, 2014) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants restricting incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of December 31, 2014.

CPL’s remaining debt consists of 11 capital lease agreements. As of December 31, 2014, the amount outstanding was PLN 0.4 million ($0.1 million based on the exchange rate in effect on December 31, 2014).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits of bank guarantees for payment of casino jackpots and gaming tax obligations. mBank has issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect as of December 31, 2014). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes given away at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.3 million in deposits for this purpose in each of the years ending December 31,2014 and 2013.

Century Downs Racetrack and Casino

Prior to the Company’s acquisition of its ownership interest in CDR in November 2013, CDR had purchased various plots of land on which the REC project is being constructed. CDR sold a portion of this land consisting of 71.99 acres to Rosebridge and leased back 51.99 acres of land. We began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, we account for the land subject to lease as an asset and the lease payments as interest on a financing obligation. As of December 31, 2014, the outstanding balance of the financing obligation was CAD 19.5 million ($16.8 million based on the exchange rate in effect on December 31, 2014) and the implicit interest rate was 10.0%.

Cash and cash equivalents totaled $24.7 million at December 31, 2014, and we had working capital (current assets minus current liabilities) of $2.0 million compared to cash and cash equivalents of $27.4 million and working capital of $5.6 million at December 31, 2013.  The decrease in cash and cash equivalents is due to $16.1 million of cash used to purchase property and equipment, mainly for the development of the REC project, $1.0 million in cash used to purchase a 7.5% share of MCE, a  $0.3 million distribution of non-controlling interests in CDR and $0.8 million in exchange rate changes on cash, offset by $7.3 million of cash provided by operating activities, and $7.6 million in proceeds from borrowings net of principal payments and deferred financing costs, the repayment of a $0.5 million loan made by us in connection with the proposed  casino project in Southeast Asia that we decided not to pursue following our due diligence and $0.1 million in proceeds from the disposition of assets.

Net cash provided by operating activities was $7.3 million and $7.4 million in 2014 and 2013, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges, and routine fluctuations in accounts payable, accrued expenses and other noncurrent liabilities resulting from cash management activities, somewhat offset by an increase in accounts receivable.  Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $16.5 million for the year ended December 31, 2014 consisted of $10.7 million for development costs related to the REC project; $2.6 million to remodel the relocated Poznan casino, make improvements to the Katowice casino, convert slot machines from cash to TITO machines and purchase new slot machines for CPL; $1.2 million to purchase slot machines, surveillance systems, and various gaming equipment for the Mein Schiff 2, Mein Schiff 3, Insignia and Nova Star ship-based casinos; $0.4 million to remodel hotel rooms at our Cripple Creek property; $0.3 million to purchase slot machines and upgrade the slot accounting system at our Central City property; $0.2 million to replace slot chairs at our Edmonton property; $0.1 million to make improvements to our Calgary property and $0.6 million in cumulative additions to our properties. In addition, we purchased a 7.5% ownership interest in MCE for $1.0 million. The capital expenditures and purchase of the 7.5% ownership interest in MCE were offset by proceeds from the repayment of a $0.5 million loan made by us in connection with the proposed casino project in Southeast Asia that we decided not to pursue following our due diligence and proceeds of $0.1 million from the disposition of assets.

Net cash used in investing activities of $10.9 million for the year ended December 31, 2013 consisted of $4.4 million used to acquire CPL, $1.3 million loaned to CDR in connection with the development of the REC, $0.5 million loaned to pursue a proposed casino project in Southeast Asia, $0.5 million to install new carpet at the casinos in Edmonton, Calgary and Central City, $1.0 million to purchase slot machines for our casinos in Central City, Cripple Creek and CPL, $0.3 million to lease vehicles for CPL, $0.1 million to install corporate accounting software at Casinos Poland, $1.6 million to upgrade our slot monitoring systems at our casinos in Central City and Cripple Creek, $0.4 million used to remodel the Poznan casino, $0.5 million to upgrade hotel rooms for our properties in Central City and Cripple Creek and $0.3 in cumulative additions at our remaining properties.

Net cash provided by financing activities of $7.3 million for the year ended December 31, 2014 consisted of $7.6 million received from various loan agreements net of principal repayments, offset by a $0.3 million distribution to non-controlling interests in CDR.

Net cash used in financing activities of $6.3 million for the year ended December 31, 2013 consisted of $6.3 million received from various loan agreements net of principal repayments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2014 or 2013. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2014. The repurchase program has no set expiration or termination date.

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

We believe that our cash at December 31, 2014 as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the REC project will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $20.2 million of our total $24.7 million in cash and cash equivalents at December 31, 2014 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Off-Balance Sheet Arrangements

We issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with our listing of ADCs on the Vienna Stock Exchange. Bank Austria in turn issued a guarantee in the same amount to Oesterreichische Kontrollbank, the holder of our global certificate representing the ADCs. The guarantee of $1.1 million was returned to us on December 30, 2014 as a result of our delisting from the Vienna Stock Exchange.

As of December 31, 2014,  we do not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

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

Property and Equipment  - We have significant capital invested in our property and equipment, which represents approximately 71% of our total assets as of December 31, 2014. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2014, we believe that our investments in property and equipment are recoverable.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2014 include our Edmonton casino property, our CPL casino operations, and CDR’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  We make a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded during 2014 and 2013.

Intangible Assets - Identifiable intangible assets include trademarks and casino licenses.  Our trademarks and the CDR casino license are indefinite-lived intangible assets and therefore are not amortized.  We test our trademarks and the CDR casino license for impairment annually or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. No impairment charges related to our trademarks or the CDR casino license were recorded during 2014 and 2013. Our casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. CPL licenses are evaluated for impairment annually or more frequently if necessary.

Income Taxes – Significant judgment is required in developing our income tax provision. We have a valuation allowance of $6.1 million on our U.S. deferred tax assets as of December 31, 2014 due to the uncertainty of future taxable income. We have a $3.5 million valuation allowance on the deferred tax assets of two of our Canadian properties as of December 31, 2014 due to the uncertainty of future taxable income. We also have a $0.1 million valuation allowance on CCE’s deferred tax assets as of December 31, 2014 due to the uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. Further, our implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework  (2013).

Based on our assessment using the criteria set forth by COSO, our management determined that, as of December 31, 2014, our internal control over financial reporting was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary under the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisitions, uses, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte &  Touche LLP

Denver, Colorado

March 16, 2015

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

Item 11.    Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2014 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,559,842 (1)	$5.03	91,928
Equity compensation plans not approved by security holders	-	-	-
Total	1,559,842	$5.03	91,928

(1)	As of December 31, 2014, there were 1,559,842 securities to be issued upon exercise of outstanding options and other rights exercisable under the 2005 Equity Incentive Plan, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 and is incorporated herein by reference.

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
(b)	Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission
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
(10) Material Contracts
10.1

Credit Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc.,  dated November 30, 2012, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.2A

Management Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc.,  dated November 30, 2012, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.2B

Credit Agreement as of November 29, 2013 by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K filed on December 3, 2013.

10.3

Preliminary Conditional Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH, dated September 21, 2012, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated December 31, 2012.

10.4

Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH dated April 8, 2013, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 9, 2013.

10.5A*

Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.5B*

Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.143 to the Company’s Current report on Form 8-K filed on February 10, 2005.

10.5C*

Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.178 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.5D*

Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

10.5E*

Amendment No. 4 to Employment Agreement by and between Century Casinos, Inc. and Erwin Haitzmann, effective November 3, 2014, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.

10.6A*

Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.6B*

Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.6C*

Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.179 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.6D*

Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

10.6E*

Amendment No. 4 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger effective November 3, 2014, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2014.

10.7

Share Sale Agreement by and between EK Middle Class Financing AG and Century Casinos Europe GmbH dated June 6, 2013, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 10, 2013.

10.8A

Credit Agreement by and between Century Resorts Alberta Inc. and Century Casino Calgary Inc. and the Bank of Montreal, dated May 23, 2012, is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2012.

10.8B

Amended and Restated Credit Agreement, dated as of August 15, 2014, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and the Bank of Montreal, is hereby incorporated by reference to Exhibit 10.8A to the Company’s Current Report on Form 8-K filed on August 19, 2014.

10.9*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Consulting Agreement, is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.10*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Consulting Agreement, is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.11

Termination Agreement, dated August 22, 2014, by and among Century Casinos, Inc., UniCredit Bank Austria AG and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.11A to the Company’s Current Report on Form 8-K filed on August 26, 2014.

10.12

Credit Facility Agreement as of November 18, 2013 by and between Casinos Poland Sp. z o.o. and BRE Bank SA, is hereby incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 22, 2013.

10.13*†	Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014.

(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CENTURY CASINOS, INC.
By:/s/ Erwin Haitzmann	By:/s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co Chief Executive Officer (Co Principal Executive Officer)	Peter Hoetzinger, Vice Chairman of the Board, Co Chief Executive Officer and President (Co Principal Executive Officer)

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16,  2015.

Signature	Title	Signature	Title
/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director
/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director
/s/ Margaret Stapleton Margaret Stapleton	Principal Financial/Accounting Officer	/s/ Dinah Corbaci Dinah Corbaci	Director

Item 8.    Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of (loss) earnings, comprehensive (loss) earnings, equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 16,  2015

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$24,741	$27,348
Receivables	1,569	1,205
Prepaid expenses	2,307	2,298
Inventories	636	498
Current portion of note receivable	0	195
Deferred income taxes	310	231
Restricted cash	257	470
Other current assets	343	115
Total Current Assets	30,163	32,360

Property and equipment, net	134,627	132,639
Goodwill	11,629	13,279
Deferred income taxes	3,476	3,634
Casino licenses	4,026	5,236
Trademark	1,831	2,129
Cost Investment	1,000	0
Note receivable	0	305
Deposits and other	360	800
Deferred financing costs	355	242
Total Assets	$187,467	$190,624

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,272	$4,195
Accounts payable	3,441	2,460
Accrued liabilities	6,817	5,819
Accrued payroll	4,082	4,257
Taxes payable	4,799	4,803
Contingent liability (note 3)	3,560	5,104
Deferred income taxes	157	163
Total Current Liabilities	28,128	26,801

Long-term debt, less current portion	32,977	29,864
Taxes payable and other	517	601
Deferred income taxes	3,419	3,908
Total Liabilities	65,041	61,174
Commitments and Contingencies

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2014	2013
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,381,057 and 24,377,761 shares issued and outstanding	244	244
Additional paid-in capital	76,169	75,138
Retained earnings	45,651	44,419
Accumulated other comprehensive (loss) earnings	(3,636)	2,008
Total Century Casinos shareholders' equity	118,428	121,809
Non-controlling interest	3,998	7,641
Total equity	122,426	129,450
Total Liabilities and Equity	$187,467	$190,624

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2014	2013
Operating revenue:
Gaming	$109,889	$95,472
Hotel	1,636	1,573
Food and beverage	10,988	10,688
Other	5,525	4,495
Gross revenue	128,038	112,228
Less: Promotional allowances	(7,990)	(7,640)
Net operating revenue	120,048	104,588
Operating costs and expenses:
Gaming	60,782	50,319
Hotel	590	624
Food and beverage	9,252	8,359
General and administrative	38,932	33,069
Depreciation and amortization	7,835	6,599
Total operating costs and expenses	117,391	98,970
Loss from equity investment	0	(135)
Earnings from operations	2,657	5,483
Non-operating income (expense):
Gain on business combination	0	2,478
Interest income	81	73
Interest expense	(2,837)	(983)
Gain on foreign currency transactions and other	517	318
Non-operating (expense) income, net	(2,239)	1,886
Earnings before income taxes	418	7,369
Income tax provision	1,507	1,294
Net (loss) earnings	(1,089)	6,075
Net loss attributable to non-controlling interests	2,321	106
Net earnings attributable to Century Casinos, Inc. shareholders	$1,232	$6,181

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.05	$0.26
Diluted	$0.05	$0.26
Weighted average shares outstanding - basic	24,381	24,052
Weighted average shares outstanding - diluted	24,419	24,213

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

	For the year
	ended December 31,

Amounts in thousands	2014	2013

Net (loss) earnings	$(1,089)	$6,075

Other comprehensive (loss) earnings:
Foreign currency translation adjustments	(6,685)	(2,561)
Other comprehensive (loss):	(6,685)	(2,561)
Comprehensive (loss) earnings	$(7,774)	$3,514
Other comprehensive loss attributable to non-controlling interests	2,321	106
Foreign currency translation adjustments attributable to non-controlling interests	1,041	(279)
Other comprehensive (loss) earnings attributable to Century Casinos, Inc. shareholders	$(4,412)	$3,341

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

CENTURY CASINOS, INC.
STATEMENTS OF EQUITY
Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Shares	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2013	24,128,114	$243	$75,388	$4,569	$38,238	$(282)	$118,156	$0	$118,156
Net earnings (loss)	0	0	0	0	6,181	0	6,181	(106)	6,075
Foreign currency translation adjustment	0	0	0	(2,561)	0	0	(2,561)	279	(2,282)
Stock-based compensation expense	0	0	33	0	0	0	33	0	33
Fair value of non-controlling interest	0	0	0	0	0	0	0	7,468	7,468
Exercise of stock options	249,647	1	(283)	0	0	282	0	0	0
BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$0	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	1,232	0	1,232	(2,321)	(1,089)
Foreign currency translation adjustment	0	0	0	(5,644)	0	0	(5,644)	(1,041)	(6,685)
Stock-based compensation expense	0	0	1,028	0	0	0	1,028	0	1,028
Distribution to non-controlling interest	0	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	0	3	0	3
BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$0	$118,428	$3,998	$122,426

See notes to consolidated financial statements.

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Amounts in thousands	2014	2013

Cash Flows from Operating Activities:
Net (loss) earnings	$(1,089)	$6,075
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	7,835	6,599
Gain on business combination	0	(2,478)
Casino license impairment	198	0
Loss on disposition and impairment of fixed assets	631	570
Stock-based compensation expense	1,028	33
Amortization of deferred financing costs	76	82
Deferred tax expense	(411)	(348)
Loss from unconsolidated subsidiary	0	135
Changes in Operating Assets and Liabilities:
Receivables	(177)	182
Prepaid expenses and other assets	79	(1,346)
Accounts payable	(961)	1,160
Accrued liabilities	1,217	(1,520)
Inventories	(211)	(72)
Other operating assets	0	(4)
Other operating liabilities	19	113
Accrued payroll	113	150
Taxes payable	(1,025)	(1,888)
Net cash provided by operating activities	7,322	7,443
Cash Flows used in Investing Activities:
Purchases of property and equipment	(16,097)	(4,746)
Acquisition of Casinos Poland, net of cash acquired	0	(4,399)
Acquisition of Century Downs Racetrack and Casino, net of cash acquired	0	98
Proceeds advanced to Century Downs Racetrack and Casino prior to consolidation	0	(1,390)
Payment of origination costs of Century Downs Racetrack and Casino loan prior to consolidation	0	(52)
Investment in Mendoza Central Entretenimientos S.A.	(1,000)	0
Proceeds from disposition of assets	91	72
Note receivable proceeds (issuance)	500	(500)
Net cash used in investing activities	$(16,506)	$(10,917)

-	Continued -

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
Amounts in thousands	2014	2013

Cash Flows provided by Financing Activities:
Proceeds from borrowings	$12,545	$13,181
Principal repayments	(4,717)	(6,863)
Payment of deferred financing costs	(214)	0
Distribution to non-controlling interest	(281)	0
Exercise of stock options	3	0
Net cash provided by financing activities	7,336	6,318

Effect of Exchange Rate Changes on Cash	$(759)	$(243)

(Decrease) Increase in Cash and Cash Equivalents	$(2,607)	$2,601

Cash and Cash Equivalents at Beginning of Period	$27,348	$24,747
Cash and Cash Equivalents at End of Period	$24,741	$27,348
Supplemental Disclosure of Cash Flow Information:
Interest paid	$655	$731
Income taxes paid	$2,819	$3,864
Non-cash investing activities:
Purchase of property, plant and equipment on account	$1,961	$1,343

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2014, the Company owned casino operations in North America, managed cruise ship-based casinos in international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa, was developing a racetrack and entertainment center (“REC”) in Canada, and had entered into an agreement to provide gaming services in Argentina..

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Central City, Colorado, United States; and
-	The Century Casino & Hotel in Cripple Creek, Colorado, United States.

The Company operates 16 ship-based casinos onboard five cruise lines: Oceania Cruises, TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises, and Nova Star Cruises Ltd.  In addition, in 2014 the Company amended its concessionaire agreement with TUI Cruises to include its operation of the ship-based casino onboard the Mein Schiff 4, which is a new 2,500 passenger ship that is currently being built and is scheduled to commence operations in June 2015.

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

In December 2010, the Company entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. The Company receives a management fee consisting of a fixed fee, plus a percentage of the casino’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Company is not required to invest any amounts under the management agreement.

-F10-

In November 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR" or “Century Downs”) in connection with the development and operation of the REC in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement, CCE owns 15% of CDR, controls the CDR board of directors, manages the development of the REC project, and has the right to convert CAD 11 million that the Company has loaned to CDR into an additional 60% ownership interest in CDR.  The Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013.  Unaffiliated shareholders own the remaining 85% of CDR and the Company accounts  for and reports  the 85% CDR ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CDR.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has the right to appoint one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. We report our 7.5% ownership interest in MCE using the cost method of accounting and report the $1.0 million investment on our consolidated balance sheet. On October 31, 2014, CCE and MCE also entered into a Consulting Service Agreement, in which CCE will provide advice on casino matters. Through the Consulting Service Agreement, CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates CPL as a majority owned subsidiary and CDR as a minority owned subsidiary for which the Company has a controlling interest. The portion of CPL and CDR that are not wholly-owned are reflected as non-controlling interests in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company has implemented the new standard as of January 1, 2014. The adoption of the standard had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09, but does not expect the standard to have a significant effect on its consolidated financial statements.

-F11-

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company has assessed the new standard and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

Inventories – Inventories, which consist primarily of food, beverage, retail merchandise and operating supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. For the year ended December 31, 2014, the Company wrote down the leasehold improvements at Casinos Poland’s Sosnowiec casino based on the decision to suspend operations at the casino and charged $0.5 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the year ended December 31, 2013.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations.  See Note 5.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses.  The Company’s trademarks and CDR casino license are indefinite-lived intangible assets and therefore are not amortized.  The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives.  See Note 5.

-F12-

Foreign Currency Translation –

The Company’s functional currency is the U.S. dollar (“USD” or “$”).  Foreign subsidiaries with a functional currency other than the U.S. dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods.  The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies.  These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”) and Polish zloty (“PLN”).  Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in earnings from operations as they occur.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

Ending Rates	2014	2013
Canadian dollar (CAD)	1.1601	1.0636
Euros (€)	0.8264	0.7258
Polish zloty (PLN)	3.5401	3.0182

Average Rates	2014	2013	% Change
Canadian dollar (CAD)	1.1046	1.0302	(7.2%)
Euros (€)	0.7539	0.7532	(0.1%)
Polish zloty (PLN)	3.1558	3.1597	0.1%
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

-F13-

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses. For the years ended December 31, 2014 and 2013, the cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2014	2013
Hotel	$90	$82
Food and beverage	1,112	1,070
Total	$1,202	$1,152

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2014 and 2013, the outstanding balance of this liability was $0.9 million.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Expenses – Advertising expenses are expensed when incurred by the Company. Advertising expenses were $1.4 million in each of the years ended December 31, 2014 and 2013.

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment by reviewing internal estimates for future taxable income. Due to the uncertainty of future taxable income, deferred tax assets of $6.1 million resulting from net operating losses in the U.S., $3.5 million resulting from two of the Company’s Canadian properties and $0.1 million from the CCE subsidiary have been fully reserved (see Note 10). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future.

-F14-

Earnings Per Share – The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the year ended December 31, 2014 and 2013 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2014	2013
Weighted average common shares, basic	24,381	24,052
Dilutive effect of stock options	38	161
Weighted average common shares, diluted	24,419	24,213

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2014	2013
Stock options	1,505	68

3. ACQUISITIONS

Casinos Poland

On April 8, 2013, the Company’s subsidiary CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL for cash consideration of $6.8 million. CPL is the owner and operator of nine casinos throughout Poland with a total of 482 slot machines and 75 gaming tables.  The Company paid for the purchase through borrowings under its credit agreement with the Bank of Montreal (“BMO Credit Agreement”) (Note 6). There was no contingent consideration related to the transaction.

Prior to April 8, 2013, the Company owned 33.3% of CPL and accounted for the ownership interest as an equity investment. The Company currently owns a 66.6% interest in CPL and on April 8, 2013 began consolidating CPL as a majority-owned subsidiary for which the Company has a controlling financial interest. As a result, the Company changed its accounting for CPL from an equity method investment to a consolidated subsidiary. CPL contributed a total of $34.8 million in net operating revenue and less than $0.1 million in net earnings from the date of acquisition through December 31, 2013 and $51.2 million in net operating revenue and $0.1 million in net losses for the year ended December 31, 2014. Polish Airports owns the remaining 33.3% ownership interest in CPL and the Company accounts for and reports the Polish Airports ownership interest as a non-controlling financial interest.

-F15-

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

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of April 8, 2013, the date of acquisition. The fair value measurement is final.

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

The Company accounted for the transaction as a step acquisition, and accordingly, CPL's assets of $27.6 million (including $2.4 million in cash) and liabilities of $18.5 million were included in the Company's consolidated balance sheet at April 8, 2013. The goodwill is attributable to the expected synergies and economies of scale of incorporating CPL with the Company.  The acquisition also combines the specialties of the Company’s management expertise in the gaming industry with the brand awareness of CPL. Goodwill is not a tax deductible item for the Company.

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

-F17-

The following table provides information regarding the purchase consideration paid for the Company’s acquisition of an additional 33.3% interest in CPL:

Purchase Consideration – cash outflow

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$ 6,780
Less: balances acquired	(2,381)
Net of cash - investing activities	$ 4,399

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.1 million in connection with the CPL acquisition. These costs include legal, accounting and valuation fees and have been recorded as general and administrative expenses for the year ended December 31, 2013.

Contingent liability

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) started conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees.

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

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS on December 30, 2013 for review of the period from December 1, 2007 to December 31, 2008 and from January 1, 2009 to December 31, 2009. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed from January 1, 2008 to December 31, 2008 on December 31, 2013 and PLN 2.8 million ($0.9 million) for taxes and interest owed from January 1, 2009 to December 31, 2009 on December 16, 2014. CPL filed an appeal of this decision in January 2014 to the Voivodship Administrative Court. In September 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL has appealed the decision to the Supreme Administrative Court.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting. As a result, the balance of the potential liability for all open periods as of December 31, 2014 is estimated at PLN 12.0 million ($3.4 million based on the exchange rate in effect on December 31, 2014).

-F18-

Pro Forma Results

The following table provides unaudited pro forma information of the Company as if the acquisition of CPL had occurred as of January 1, 2013. This pro forma information is not necessarily indicative of the combined results of operations that actually would have been realized had the acquisition been consummated prior to the periods for which the pro forma information is presented, or of future results.

Unaudited
For the year
ended December 31, 2013
Net operating revenue	$117,955
Net earnings	$6,037
Basic and diluted earnings per share	$0.25

Century Downs Racetrack and Casino

In November 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company will operate as Century Downs Racetrack and Casino.

On November 29, 2013, CCE finalized amended credit and management agreements with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A is for CAD 13 million and Loan B is for CAD 11 million. As of December 31, 2014, CCE has loaned CDR CAD 18.6 million ($16.0 million based on the exchange rate in effect on December 31, 2014). Loan A has an interest rate of BMO prime plus 600 basis points  (9.0% as of December 31, 2014 and December 31, 2013) and a term of five years, and CAD 11 million of Loan A is convertible at CCE’s option into an additional ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE has advanced all funds from Loan A, and any remaining funds that are advanced to CDR will be advanced under Loan B. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under our BMO Credit Agreement (Note 6).

Under the amended management and credit agreements with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and has the right to convert CAD 11 million of Loan A into an additional 60% ownership interest in CDR.  As a condition of licensing by the AGLC, the Company anticipates converting the loan to a majority ownership interest on or before the REC is operational.

As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest. Unaffiliated shareholders own the remaining 85% of CDR.  The Company accounts for and reports the 85% CDR ownership interest as a non-controlling financial interest. CDR contributed a total of less than $0.1 million in net operating revenue and less than $0.1 million in net losses from the date of acquisition through December 31, 2013 and $0.5 million in net operating revenue and $0.1 million in net earnings from January 1, 2014 to December 31, 2014.

The REC project will be the only horse race track in the Calgary area and will consist of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 proposed slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The AGLC has approved development of the project and a preliminary license. The AGLC will not issue a final license until the REC opens. Horse Racing Alberta, the governing authority for horseracing in Alberta, has approved the REC project and approved a license. Construction commenced on the REC in March 2014 and the Company expects that the REC will open in April 2015. The casino and off-track betting at the REC will be available year-round, and the horse racing season will be from March to November each year. The 2015 horse racing season will be from April to November.

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

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of November 29, 2013. The measurement period to make any adjustments to the fair value of the assets and liabilities recognized as a result of the acquisition ended a year after the date of acquisition on November 29, 2014. In 2014, the Company adjusted the deferred taxes and valuation allowance recorded as part of the purchase of CDR. The deferred tax asset was increased by $3.0 million and the deferred tax liability was increased by $0.2 million. These amounts were offset in the valuation allowance, which was increased by $2.8 million. The net impact to purchase accounting was zero. The fair value measurement is final.

-F20-

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

Non-controlling interest

The Company recognized non-affiliated shareholders non-controlling interest in CDR at its fair value of $2.3 million as of November 29, 2013.

Acquisition-related costs

The Company incurred acquisition costs of approximately   $0.1 million in the year ended December 31, 2014 in connection with the CDR acquisition. These costs include legal, accounting, and valuation fees and have been recorded as general and administrative expenses.

Land

Prior to the Company’s acquisition of its ownership interest in CDR on November 29, 2013, CDR purchased various plots of land on which to build the REC project. CDR sold a portion of this land consisting of 71.99 acres to 1685258 Alberta Ltd (“Rosebridge”) and leased back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. As of December 31, 2014, the outstanding balance on the financing obligation was CAD 19.5 million ($16.8 million based on the exchange rate in effect on December 31, 2014) and the implicit interest rate was 10.0%.

-F21-

Contingent Liability

In February 2013, 1369454 Alberta Ltd filed a lawsuit against CDR for previously owed money not paid by CDR.  The case was settled in April 2013, and CDR issued a promissory note to pay 1369454 Alberta Ltd CAD 0.2 million ( $0.2 million based on the exchange rate in effect on December 31, 2014).

Financing

Prior to November 29, 2013, the Company loaned to CDR $1.4 million for deferred financing costs related to legal fees incurred for the CDR loan and various expenditures relating to the development of the REC. As of the date of consolidation, the Company began eliminating the loan as an intercompany transaction.

Restricted Cash

The Company’s subsidiary CCE loaned CDR $0.2 million to pay outstanding Canadian Federal tax owed by CDR in December 2013. The unsecured note was paid on December 4, 2014 and had a nominal 4% interest rate. The note was paid following the release in December 2014 of $0.2 million of restricted cash from escrow that was held with Rosebridge in connection with the land lease.

Pro Forma Results

Pro forma information is not included because the limited activities of CDR during the comparable 2013 periods are immaterial.

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into the MCE Agreement with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has the right to appoint one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE.

The Company accounts for the $1 million investment in MCE using the cost method. Acquisition costs of $0.2 million were incurred for the year ended December 31, 2014 in connection with the MCE investment. These costs include legal and accounting fees and have been recorded as general and administrative expenses.

4.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 consist of the following:

	December 31,
Amounts in thousands	2014	2013
Land	$47,959	$50,465
Buildings and improvements	85,489	89,429
Gaming equipment	25,077	22,244
Furniture and non-gaming equipment	16,831	19,243
Capital leases	246	286
Capital projects in process	11,661	1,704
	$187,263	$183,371
Less accumulated depreciation	(52,636)	(50,732)
Property and equipment, net	$134,627	$132,639

Depreciation expense was $7.3 million for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013.

-F22-

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2014 include our Edmonton casino property, our CPL casino operations, and CDR’s REC project development activities.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill related to the Company’s Edmonton property, CDR or CPL have been recorded.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL for the period ended December 31, 2014 are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – January 1, 2014	$4,622	$178	$8,479	$13,279
Effect of foreign currency translation	(385)	(15)	(1,250)	(1,650)
Balance – December 31, 2014	$4,237	$163	$7,229	$11,629

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets.

As of December 31, 2014, the carrying amounts of the trademarks were as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2014	$108	$2,021	$2,129
Effect of foreign currency translation	0	(298)	(298)
Balance – December 31, 2014	$108	$1,723	$1,831

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize trademarks.   Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to the Company’s Century Casinos and Casinos Poland trademarks have been recorded.

-F23-

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s consolidated balance sheets. In June 2014, CPL’s management board decided to suspend operations at the Sosnowiec casino for a limited time. The casino began operating on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.  Based on the decision to suspend operations in June 2014, the Company evaluated the carrying amount of the Sosnowiec casino license and wrote down the Sosnowiec casino license to zero and charged $0.2 million to operating costs and expenses for the year ended December 31, 2014. Changes in the carrying amount of the Casinos Poland licenses for the period ended December 31, 2014 are as follows:

Amounts in thousands	Casinos Poland
Balance – January 1, 2014	$2,245
Sosnowiec license impairment	(198)
Amortization	(527)
Effect of foreign currency translation	(236)
Balance – December 31, 2014	$1,284

As of December 31, 2014, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2015	$438
2016	407
2017	324
2018	100
2019	15
$1,284

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 2.9 years.

Century Downs Racetrack and Casino

CDR currently has two casino licenses, one from the AGLC and one from Horse Racing Alberta (“HRA”). The licenses are reported as an infinite lived intangible asset on the Company’s consolidated balance sheet. The licenses have been awarded but are pending final approval from the AGLC once the REC project is completed. As of December 31, 2014, the carrying amount of the licenses was $2.7 million. No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses for the period ended December 31, 2014 are as follows:

Amounts in thousands	Century Downs
Balance – January 1, 2014	$2,991
Effect of foreign currency translation	(249)
Balance – December 31, 2014	$2,742

-F24-

6.LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
Amounts in thousands	2014	2013
Credit agreement - Bank of Montreal	$16,383	$9,277
Credit agreement - Casinos Poland	3,446	4,798
Credit facility - Casinos Poland	1,506	1,447
Capital leases - Casinos Poland	108	207
Financing obligation - CDR land lease	16,806	18,330
Total long-term debt	$38,249	$34,059
Less current portion	(5,272)	(4,195)
Long-term portion	$32,977	$29,864

The consolidated weighted average interest rate on all Company debt was 7.95% for the year ended December 31, 2014. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.50%. The Company pays a weighted average interest rate of 5.26% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 3.50% interest rate of the BMO Credit Agreement and the weighted average interest of 5.26% on the CPL loan agreements due to the CDR financing obligation, on which the Company pays an implicit interest rate of 10.0%.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of December 31, 2014, the Company had borrowed CAD 24.0 million, of which the outstanding balance was CAD 19.0 million ( $16.4 million based on the exchange rate in effect on December 31, 2014) and the Company had approximately CAD 15.1 million ( $13.0 million based on the exchange rate in effect on December 31, 2014) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL (Note 3) and pay for development costs related to the REC project (Note 3). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes.  Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2014) were recorded as interest expense in the consolidated statement of earnings for the year ended December 31, 2014. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company’s 15% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, maintenance of a CAD 28 million equity balance and a capital expenditure limit of CAD 2 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of December 31, 2014.

Amortization expenses relating to deferred financing charges were $0.1 million for each of the years ended December 31, 2014 and December 31, 2013. These costs are included in interest expense in the consolidated statements of earnings.

-F25-

Casinos Poland

As of December 31, 2014, CPL had debt totaling PLN 17.9 million ($5.1 million based on the exchange rate in effect on December 31, 2014). The debt includes two credit agreements,  one credit facility and 11 capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this agreement, CPL entered into a  three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of December 31, 2014, the amount outstanding was PLN 9.2 million ($2.6 million based on the exchange rate in effect on December 31, 2014). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher. As of December 31, 2014, CPL’s current liquidity ratio was 0.5. CPL has obtained a waiver from mBank regarding its noncompliance with the current liquidity ratio. CPL was in compliance with all other covenants of this credit agreement as of December 31, 2014.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into the three year term loan at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of December 31, 2014, the amount outstanding was PLN 3.0 million ($0.8 million based on the exchange rate in effect on December 31, 2014). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher. As of December 31, 2014, CPL’s current liquidity ratio was 0.5. CPL has obtained a waiver from mBank regarding its noncompliance with the current liquidity ratio. CPL was in compliance with all other covenants of this credit agreement as of December 31, 2014.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%.  The credit facility terminates on February 13, 2016. As of December 31, 2014, the amount outstanding was PLN 5.3 million ($1.5 million based on the exchange rate in effect on December 31, 2014) and CPL had approximately PLN 5.7 million ($1.6 million based on the exchange rate in effect on December 31, 2014) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including restricting incurrence of additional debt and debt to EBITDA ratios. CPL complied with all covenants of the BPH Bank line of credit as of December 31, 2014.

CPL’s remaining debt consists of 11 capital lease agreements for various vehicles. As of December 31, 2014, the amount outstanding was PLN 0.4 million ($0.1 million based on the exchange rate in effect on December 31, 2014).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect as of December 31, 2014). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.3 million in deposits for this purpose in each of the years ending December 31, 2014 and 2013.

-F26-

Century Downs Racetrack and Casino

The financing obligation represents the land lease with CDR. Prior to the Company’s acquisition of its ownership interest in CDR on November 29, 2013, CDR had purchased various plots of land on which the REC project is being constructed. CDR sold a portion of this land consisting of 71.99 acres to Rosebridge.  CDR then entered into an agreement with Rosebridge to lease back 51.99 acres of the land. The Company began accounting for the lease using the financing method as of the date of acquisition. Under the financing method, the Company accounts for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2014, the outstanding balance on the financing obligation was CAD 19.5 million ($16.8 million based on the exchange rate in effect on December 31, 2014) and the implicit interest rate was 10.0%.

As of December 31, 2014, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2015	$2,073	$0	$3,199	$5,272
2016	2,073	0	1,606	3,679
2017	2,073	0	255	2,328
2018	2,073	0	0	2,073
2019	2,073	0	0	2,073
Thereafter	6,018	16,806	0	22,824
Total	$16,383	$16,806	$5,060	$38,249

-F27-

7.OTHER BALANCE SHEET CAPTIONS

Accrued liabilities include the following as of December 31, 2014 and 2013:

	December 31,
Amounts in thousands	2014	2013
Accrued commissions (AGLC)	$1,012	$726
Progressive slot & table liability	1,335	1,173
Player point liability	891	874
Deposit liability	979	539
Other accrued liabilities	2,600	2,507
Total	$6,817	$5,819

Accrued commissions (AGLC) include the portion of slot machine net sales and table games win owed to the AGLC as of December 31, 2014 and December 31, 2013.

Taxes payable include the following as of December 31, 2014 and 2013:

	December 31,
Amounts in thousands	2014	2013
Accrued property taxes	$1,042	$1,036
Gaming taxes payable	3,212	3,150
Other taxes payable	545	617
Total	$4,799	$4,803

-F28-

8.SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2014 and 2013. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2014. The repurchase program has no set expiration or termination date.

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

9.STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. All outstanding options from the EEIP have been issued and the Company no longer administers the plan. Stockholders of the Company approved a new equity incentive plan (as amended, the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provides for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The Company may not issue stock options at an exercise price lower than fair market value at the date of grant. All stock options must have an exercise period not to exceed ten years. Through December 31, 2014, the Company has granted, under the 2005 Plan, shares of incentive stock option awards (for which the exercise price was not less than the fair market value at the date of grant) and non-qualified options. Options granted to date have six-month, one-year, three-year or four-year vesting periods. Through December 31, 2014,  the Company has issued all outstanding options at market value as of the date of the grant. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2005 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

-F29-

Stock Options

Activity in the Company’s stock-based compensation plan for employee stock options was as follows:

Options	Option Shares	Weighted -Average Exercise Price	Weighted -Average Remaining Contractual Term	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2013	919,848	$2.94	1.58	895,348	$2.96
Granted	0	0.00
Exercised*	(849,210)	2.93
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2013	70,638	$3.03	5.40	56,638	$3.21
Granted	1,365,000	5.05
Exercised**	(3,296)	0.91
Cancelled or forfeited	(2,500)	9.00
Outstanding at December 31, 2014	1,429,842	$4.95	9.74	406,092	$4.71

.

*849,210 options were exercised and 249,647 shares were issued through net share settlement in 2013,  as a result there was no cash consideration or intrinsic value for the options.

**3,296 options were exercised for cash consideration of $3,000 in 2014.  The intrinsic value of the options exercised was $19,000.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2014:

Dollar amounts in thousands

Exercise Price:	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
$0.91	8,230	8,230	$34	$34	3.9	3.9
$0.93	11,612	11,612	48	48	3.9	3.9
$2.30	35,000	35,000	96	96	5.4	5.4
$5.05	1,365,000	341,250	0	0	10.0	10.0
$9.00	10,000	10,000	0	0	2.5	2.5
	1,429,842	406,092	$139	$139	9.7	9.1
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $5.05  per share as of December 31, 2014 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

-F30-

Activity in the Company’s stock-based compensation plan for non-vested employee stock options was as follows:

Nonvested Options	Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	24,500	$1.28
Granted	0	0.00
Vested	(10,500)	1.28
Forfeited	0	0.00
Nonvested at December 31, 2013	14,000	$1.19
Granted	1,365,000	2.62
Vested	(355,250)	2.56
Forfeited	0	0.00
Nonvested at December 31, 2014	1,023,750	$2.62

The total fair value for options vested for each of the years ended December 31, 2014 and 2013 was less than $0.1 million.

There were 75,000 options issued to independent directors of the Company during 2014. As of December 31, 2014,  there were 130,000 options outstanding to independent directors of the Company with a weighted-average exercise price of $5.84. During 2014,  independent directors did not exercise any options.

The weighted-average fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions for 2013 Awards
Weighted-average risk-free interest rate	1.31%
Weighted-average expected life	5.4 yrs
Weighted-average expected volatility	63.6%
Weighted-average expect dividends	$0

Assumptions for 2014 Awards
Weighted-average risk-free interest rate	1.68%
Weighted-average expected life	4.4 yrs
Weighted-average expected volatility	62.3%
Weighted-average expect dividends	$0

The Company recorded stock-based compensation expense of $1.0 million for the year ended December 31, 2014 and less than $0.1 million for the year ended December 31, 2013. This amount is included in general and administrative expenses.

-F31-

At December 31, 2014, there was $2.7 million of total unrecognized compensation expense related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows on the Company’s consolidated statement of cash flows. No excess tax benefits were recorded for the years ended December 31, 2014 and 2013.

10.INCOME TAXES

The Company’s provision (benefit) for income taxes is summarized as follows:

	For the twelve months
Amounts in thousands	ended December 31,
	2014	2013
U.S. Federal - Current	$(13)	$25
U.S. Federal - Deferred	0	0
Provision for U.S. federal income taxes	(13)	25

Foreign - Current	$1,931	$1,616
Foreign - Deferred	(411)	(348)
Provision for foreign income taxes	1,520	1,268
Total provision for income taxes	$1,507	$1,294

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2014	2013
U.S. Federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	68.0%	(18.5%)
Equity in Polish investment	0.0%	(5.4%)
State income tax (net of federal benefit)	(15.0%)	(0.3%)
Meals, entertainment, gifts & giveaways	38.7%	1.8%
Statutory to GAAP adjustments, including foreign currency	(283.9%)	(3.0%)
Valuation allowance	532.4%	5.7%
Permanent and other items	(14.6%)	3.3%
Total provision for income taxes	359.7%	17.6%

The Company’s current year effective income tax rate was impacted due to losses in the United States, Poland and Mauritius. The comparison of pre-tax income of $0.4 million for the year ended December 31, 2014, compared to pre-tax income of $7.4 million   for the year ended December 31, 2013 should be considered when comparing tax rates year over year. The overall effective tax rate of 359.7% is primarily driven by income tax expense recorded in jurisdictions with taxable that are not offset by tax benefits and in jurisdictions with losses that are not offset by tax benefits as a result of valuation allowances recorded against such losses. A majority of the earnings recognized by the Company during the year ended December 31, 2014 were at our properties in Canada. Based on permanent items and the impact of foreign currency exchange rates the earnings in the Company’s Canadian properties accounted for nearly 89% of the total tax expense recorded. There was no tax benefit recorded on the significant losses at the Company’s properties in the United States as those amounts are fully valued and no benefit can be recognized.

-F32-

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance of $5.9 million on its U.S. deferred tax assets as of December 31, 2014 due to the uncertainty of future taxable income. The Company has a $3.5 million valuation allowance on the deferred tax assets of two of its Canadian properties as of December 31, 2014 due to the uncertainty of future taxable income. The Company also has a $1.6 million valuation allowance on CCE’s deferred tax assets as of December 31, 2014 due to the uncertainty of future taxable income. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

-F33-

The Company’s deferred income taxes at December 31, 2014 and 2013 are summarized as follows:

Amounts in thousands	2014	2013
Deferred tax assets (liabilities) - U.S. Federal and state

Deferred tax assets - current:
Accrued liabilities and other	$184	$169
Deferred tax (liabilities) - current
Prepaid expenses	(157)	(67)
Valuation allowance	(179)	(167)
Net deferred tax (liabilities) - current	(152)	(65)

Deferred tax assets - non-current:
Amortization of goodwill for tax	421	473
Amortization of startup costs	275	317
Property and equipment	1,059	971
NOL carry forward	3,752	2,894
Accrued liabilities and other	409	675
Total deferred tax assets - non-current	5,916	5,330
Valuation allowance	(5,764)	(5,265)
Net deferred tax assets - non-current	152	65
Total deferred tax assets - U.S. federal and state	$0	$0

Deferred tax assets (liabilities) - foreign

Deferred tax assets - current:
NOL carryforward	$0	$0
Other	300	229
Deferred tax (liabilities) - current:
Other	0	(96)
Net deferred tax assets - current	300	133

Deferred tax assets - non-current
Property and equipment	1,521	1,771
NOL carry forward	4,583	2,483
Tax credits	199	262
Accrued liabilities and other	1,329	453
Exchange rate gain or (loss)	821	0
Deferred tax (liabilities) - non current:
Property and equipment	(2,204)	(2,477)
Contingent liability	(985)	(1,208)
Others	(230)	(223)
Valuation allowance	(5,129)	(1,400)
Net deferred tax (liabilities) - non-current	(95)	(339)
Total deferred tax (liabilities) - foreign	$205	$(206)
Net deferred tax (liabilities)	$205	$(206)

-F34-

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada, Poland and South Africa, where it previously owned and operated casinos, as “major” tax jurisdictions, as defined by the Code.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2007 - 2013
U.S. State - Colorado	2005 - 2013
Canada	2006 - 2013
South Africa	2009
Poland	2013

The Company has recognized a $0.1 million tax liability for an uncertain tax position on a foreign tax return.  This adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2014. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

As of December 31, 2014, the Company had undistributed foreign earnings of approximately $46.2 million that it considers indefinitely reinvested and that as of December 31, 2014 the Company had not provided for taxes.  Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the Company or any of the Company’s subsidiaries located in the United States, or if the Company sells its stock in the foreign subsidiaries. However, the Company believes that any additional taxes could be offset, in part or in whole, by foreign tax credits.

The Company’s total amount of unrecognized tax benefit is summarized in the table below:

Amounts in thousands	2014	2013
Unrecognized tax benefit - January 1	$146	$191
Gross increases - tax positions in prior period	0	0
Gross decreases - tax positions in prior period	0	0
Gross increases - tax positions in current period	0	0
Settlements	0	0
Lapse of statute of limitations	(85)	(45)
Unrecognized benefit - December 31	$61	$146

-F35-

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2014 and in total, as of December 31, 2014, recognized a liability of less than $0.1 million. During 2013, the Company accrued no penalties and interest of less than $0.1 million and in total, as of December 31, 2014, recognized a liability less than $0.1 million.

Included in the balance of unrecognized tax benefits as of December 31, 2014 and 2013, is $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2014  is $0.1 million, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company’s U.S. and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2014	2013
Income (loss) before taxes:
U.S.	$(3,205)	$(397)
Foreign	3,623	7,766
Total income before taxes	$418	$7,369

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

Recurring Fair Value Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

-F36-

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of December 31, 2014 and December 31, 2013 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of December 31, 2014 and December 31, 2013 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender. Based on prices for identical or similar instruments in markets that are not active, the estimated fair values of the outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The carrying value of the CDR debt approximates fair value as of December 31, 2014 and December 31, 2013 because the debt bears interest at a rate implicit in the CDR land lease and, as a result, the estimated fair value of the Company’s CDR debt is designated as a Level 3 measurement in the fair value hierarchy. As of December 31, 2014, the carrying amount of CDR’s land lease was CAD 19.5 million ($16.8 million based on the exchange rate in effect on December 31, 2014) with an effective interest rate of 11.1%. Due to the nature of the land lease financing obligation, there is no maturity date for the land lease until CDR exercises its option to purchase the land. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023. Due to cost considerations and the continued construction of the REC project, it is not practicable for the Company to estimate the fair value of the land as of December  31, 2014.

Other Estimated Fair Value Measurements – The estimated fair values of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.    As of December 31, 2014 and 2013, the Company had no cash equivalents.

-F37-

12.SEGMENT AND GEOGRAPHIC INFORMATION

As a result of the Company’s recent and continuing expansion efforts, during the fourth quarter of 2014, the Company reorganized its internal management reporting structure. Although the Company’s consolidated results of operations, financial position and cash flows were not impacted, the Company has updated the segment disclosures for prior periods to reflect the new internal management reporting structure.

Under the new structure, the Company  has begun reporting its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. The Company’s operations related to concession, management and consulting fee revenues and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All significant intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) before interest, income taxes (benefit), depreciation, amortization, pre-opening expenses, non-cash stock-based compensation charges, asset impairment costs, (gains) losses on disposition of fixed assets, discontinued operations, realized foreign currency (gains) losses, gain on business combinations, acquisition costs, intercompany transactions and certain other one-time items. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision maker.

-F38-

The following summaries provide information regarding the Company’s segment information for the years ended December 31:

Amounts in thousands

2014	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$34,599	$26,707	$51,191	$7,551	$120,048

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Non-controlling interests	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
Foreign currency (gains) losses	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	785	2	828
Acquisition costs	115	0	0	266	381
Other one-time (income) expense items	(103)	0	223	1	121
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Long-lived assets	$53,870	$63,246	$15,120	$2,391	$134,627

Capital expenditures	$11,190	$834	$2,742	$1,331	$16,097

Net operating revenue for Corporate and Other of $7.1 million, $0.4 million and $0.1 million is attributable to international waters, Aruba and Argentina, respectively. Long-lived assets for Corporate and Other of $0.8 million, $0.1 million and $1.5 million are attributable to the United States, Europe and international waters, respectively.

-F39-

Amounts in thousands

2013	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$33,749	$29,193	$34,817	$6,829	$104,588

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,670	$2,229	$12	$(1,730)	$6,181
Interest expense (income), net	584	0	374	(48)	910
Income taxes (benefit)	1,643	1,365	145	(1,859)	1,294
Depreciation and amortization	1,948	2,225	1,903	523	6,599
Non-controlling interests	(112)	0	6	0	(106)
Non-cash stock-based compensation	0	0	0	33	33
Foreign currency (gains) losses	(41)	0	(204)	(73)	(318)
Loss on disposition of fixed assets	3	24	505	38	570
Acquisition costs	0	0	0	49	49
Other one-time (income) expense items	(57)	0	8	(2,478)	(2,527)
Adjusted EBITDA	$9,638	$5,843	$2,749	$(5,545)	$12,685

Long-lived assets	$54,859	$57,957	$18,091	$1,732	$132,639

Capital expenditures	$692	$1,405	$1,093	$1,555	$4,746

Net operating revenue for Corporate and Other of $6.4 million and $0.4 million is attributable to international waters and Aruba, respectively. Long-lived assets for Corporate and Other of $0.7 million, $0.2 million and $0.8 million are attributable to the United States, Europe and international waters, respectively.

-F40-

13.COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations, except for the proceedings involving the Polish IRS described in Note 3.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective January 1, 2012, the Company reinstated matching contributions that were suspended on December 1, 2008. For each of the years ended December 31, 2014 and 2013, the Company contributed less than $0.1 million to the 401K Plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan and Registered Pension Plan (“RSP and RPP Plans”). The RSP and RPP Plans allow eligible employee to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants of the RPP Plan become fully vested in employer contributions over a two-year period and participants of the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.1 million to the RSP and RPP Plans during each of the years ended December 31, 2014 and 2013.

Austrian Depository Certificates (“ADC”) Guarantee - The Company issued a guarantee of $1.1 million (€0.8 million) to Bank Austria in connection with the listing of ADCs on the Vienna Stock Exchange. Bank Austria in turn issued a guarantee in the same amount to Oesterreichische Kontrollbank, the holder of the global certificate representing the ADCs. The guarantee was returned to the Company on December 30, 2014 as a result of delisting the ADCs from the Vienna Stock Exchange.

Operating Lease Commitments and Purchase Options – The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $0.8 million for the years ended December 31, 2014 and 2013.

Following is a summary of operating lease commitments as of December 31, 2014:

Amounts in thousands
2015	$365
2016	196
2017	142
2018	131
2019	125
Total	$959

14.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management and Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings are charges from both Flyfish and Focus for a total of $1.0 million for each of the years ended December 31, 2014 and December 31, 2013.

-F41-

15.SUBSEQUENT EVENTS

On December 2, 2014, the Company announced that it had been selected by the HRA to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. The Company will form a new subsidiary, Century Bets! Inc, (“CBS”), in 2015 to operate the off-track betting network. Under a memorandum of understanding with the principal owner of Rocky Mountain Turf Club (“RMTC”), CCE will own 75% of CBS and RMTC will own 25% of CBS. The Company anticipates CBS will begin operating the pari-mutuel network in the second quarter of 2015.

-F42-