Form 10-Q
period 2015-03-31
CENTURY CASINOS INC /CO/
filed 2015-05-08
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

24,381,057 shares of common stock, $0.01 par value per share, were outstanding as of April 27, 2015.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$25,908	$24,741
Receivables, net	1,241	1,569
Prepaid expenses	1,744	2,307
Inventories	485	636
Deferred income taxes	290	310
Restricted cash	0	257
Other current assets	294	343
Total Current Assets	29,962	30,163

Property and equipment, net	131,843	134,627
Assets held for sale (note 8)	609	0
Goodwill	10,770	11,629
Deferred income taxes	3,459	3,476
Casino licenses	3,602	4,026
Trademark	1,716	1,831
Cost investment	1,000	1,000
Deposits and other	279	360
Deferred financing costs	375	355
Total Assets	$183,615	$187,467

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,510	$5,272
Accounts payable	2,515	3,441
Accrued liabilities	5,594	6,817
Accrued payroll	3,523	4,082
Taxes payable	4,062	4,799
Contingent liability (note 8)	3,319	3,560
Deferred income taxes	157	157
Total Current Liabilities	25,680	28,128

Long-term debt, less current portion	35,193	32,977
Taxes payable and other	482	517
Deferred income taxes	3,143	3,419
Total Liabilities	64,498	65,041
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,381,057 shares issued and outstanding	244	244
Additional paid-in capital	75,976	76,169
Retained earnings	47,496	45,651
Accumulated other comprehensive earnings	(8,457)	(3,636)
Total Century Casinos shareholders' equity	115,259	118,428
Non-controlling interest	3,858	3,998
Total equity	119,117	122,426
Total Liabilities and Equity	$183,615	$187,467

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2015	2014
Operating revenue:
Gaming	$28,179	$26,116
Hotel	387	400
Food and beverage	2,567	2,706
Other	1,174	1,695
Gross revenue	32,307	30,917
Less: Promotional allowances	(1,902)	(1,807)
Net operating revenue	30,405	29,110
Operating costs and expenses:
Gaming	14,691	15,275
Hotel	128	149
Food and beverage	2,147	2,238
General and administrative	9,528	8,655
Depreciation and amortization	1,811	1,810
Total operating costs and expenses	28,305	28,127
Earnings from operations	2,100	983
Non-operating income (expense):
Interest income	14	13
Interest expense	(678)	(685)
Gain on foreign currency transactions and other	495	130
Non-operating (expense), net	(169)	(542)
Earnings before income taxes	1,931	441
Income tax provision	434	215
Net earnings	1,497	226
Net loss attributable to non-controlling interests	348	284
Net earnings attributable to Century Casinos, Inc. shareholders	$1,845	$510

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02
Weighted average shares outstanding - basic	24,381	24,380
Weighted average shares outstanding - diluted	24,420	24,384

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2015	2014

Net earnings	$1,497	$226

Other comprehensive (loss)
Foreign currency translation adjustments	(5,194)	(1,816)
Other comprehensive (loss)	(5,194)	(1,816)
Comprehensive (loss)	$(3,697)	$(1,590)
Comprehensive loss attributable to non-controlling interests	348	284
Foreign currency translation adjustments	373	109
Comprehensive (loss) attributable to Century Casinos shareholders	$(2,976)	$(1,197)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF EQUITY
Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	510	510	(284)	226
Foreign currency translation adjustment	0	0	0	(1,707)	0	(1,707)	(109)	(1,816)
Amortization of stock-based compensation	0	0	21	0	0	21	0	21
Distribution to non-controlling interest	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	3	0	3
BALANCE AT March 31, 2014	24,381,057	$244	$75,162	$301	$44,929	$120,636	$6,967	$127,603

BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings (loss)	0	0	0	0	1,845	1,845	(348)	1,497
Foreign currency translation adjustment	0	0	0	(4,686)	0	(4,686)	(508)	(5,194)
Amortization of stock-based compensation	0	0	388	0	0	388	0	388
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT March 31, 2015	24,381,057	$244	$75,976	$(8,457)	$47,496	$115,259	$3,858	$119,117

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
Amounts in thousands	2015	2014

Cash Flows from Operating Activities:
Net earnings	$1,497	$226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,811	1,810
Loss on disposition of fixed assets	122	59
Amortization of stock-based compensation expense	388	21
Amortization of deferred financing costs	17	19
Deferred tax expense	(240)	(205)
Changes in Operating Assets and Liabilities:
Receivables	244	35
Prepaid expenses and other assets	703	141
Accounts payable	80	(541)
Accrued liabilities	(1,132)	(756)
Inventories	106	(25)
Other operating liabilities	2	12
Accrued payroll	(387)	(110)
Taxes payable	(634)	(378)
Net cash provided by operating activities	2,577	308
Cash Flows used in Investing Activities:
Purchases of property and equipment	(7,164)	(1,501)
Proceeds from disposition of assets	61	0
Net cash used in investing activities	(7,103)	(1,501)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	7,707	1,444
Principal repayments	(975)	(620)
Payment of deferred financing costs	(1)	0
Distribution to non-controlling interest	0	(281)
Net cash provided by financing activities	6,731	543

-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months ended March 31,
Amounts in thousands	2015	2014

Effect of Exchange Rate Changes on Cash	$(1,038)	$(262)

Increase (decrease) in Cash and Cash Equivalents	$1,167	$(912)

Cash and Cash Equivalents at Beginning of Period	$24,741	$27,348
Cash and Cash Equivalents at End of Period	$25,908	$26,436
Supplemental Disclosure of Cash Flow Information:
Interest paid	$180	$101
Income taxes paid	$1,072	$534
Non-cash investing activities:
Purchase of property, plant and equipment on account	$547	$1,377
Conversion of CDR equity (note 3)	$716	$0

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2015, the Company owned casino operations in North America, managed cruise ship-based casinos on international and Alaskan waters, held a majority ownership interest in nine casinos throughout Poland, had a management contract to manage the casino in the Radisson Aruba Resort, Casino & Spa, was developing a racetrack and entertainment center (“REC”) in Canada, had an agreement to provide gaming services in Argentina, and had formed a company to operate the pari-mutuel network in Southern Alberta, Canada.

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

The Company operates 16 ship-based casinos onboard the ships of the following five cruise lines: Oceania Cruises (“Oceania”), TUI Cruises, Windstar Cruises, Regent Seven Seas Cruises (“Regent”) and Nova Star Cruises Ltd.

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. The Company operates the ship-based casino onboard this ship. Windstar Cruises is planning to begin operations on the other two vessels in May 2015, and we expect to operate the ship-based casinos onboard each ship.

In February 2014, the Company signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014 and operates on a seasonal basis.  The 2015 season is scheduled to begin in June 2015.

In June 2014, TUI Cruises launched the Mein Schiff 3 and the Company currently operates the ship-based casino onboard this ship. Also, in November 2014, the Company amended its concession agreement with TUI Cruises to include its operation of the ship-based casino onboard the Mein Schiff 4, a new 2,500 passenger ship that is currently being constructed.  TUI Cruises plans to launch the Mein Schiff 4 in June 2015.

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company will transition operations of the eight ship-based casinos that it currently operates onboard Oceania and Regent vessels to Norwegian in April and May 2015 depending on the sailing schedules of the ships. The Company also entered into a two-year consulting agreement, which will become effective on June 1, 2015, under which the Company will provide limited consulting services for the ship-based casinos of Oceania and Regent. See Note 8 for additional information related to the Termination Agreement.

The Company has a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. The Company receives a management fee consisting of a fixed fee plus a percentage of the casino’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).

In November 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR" or “Century Downs”) in connection with the development and operation of a REC in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development of the REC project and had the right to convert CAD 11 million that the Company had loaned to CDR into an additional 60% ownership interest in CDR. The Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013. On March 20, 2015, the Company converted CAD 11 million of loans made to CDR into an additional 60% ownership interest in CDR. Unaffiliated shareholders own the remaining 25% of CDR, and the Company accounts for and reports the 25% CDR ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CDR.  The casino at the REC opened on April 1, 2015, and the racing season started on April 25, 2015.

In October 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1.0 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE. The Company reports its 7.5% ownership interest in MCE using the cost method of accounting and reports the $1.0 million investment on the condensed consolidated balance sheet. See Note 4 for additional information related to MCE.

In October 2014, CCE and MCE also entered into a Consulting Services Agreement pursuant to which CCE will provide advice on casino matters. Through the Consulting Services Agreement, CCE receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

In December 2014, the Company announced that it had been selected by Horse Racing Alberta (“HRA”) to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. On January 6, 2015, the Company formed a new subsidiary, Century Bets! Inc. (“CBS”), together with Rocky Mountain Turf Club (“RMTC”), to operate the off-track betting network. The Company owns a 75% ownership interest in CBS, and RMTC owns a 25% ownership interest in CBS. CBS began operating the pari-mutuel network on  May 4, 2015. See Note 4 for additional information related to CBS. The Company accounts for and reports RMTC’s 25% ownership interest as a non-controlling financial interest.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,	March 31,
Ending Rates	2015	2014	2014
Canadian dollar (CAD)	1.2683	1.1601	1.1053
Euros (€)	0.9310	0.8264	0.7259
Polish zloty (PLN)	3.7939	3.5401	3.0266

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2015	2014	% Change
Canadian dollar (CAD)	1.2405	1.1026	(12.5%)
Euros (€)	0.8887	0.7299	(21.8%)
Polish zloty (PLN)	3.7236	3.0533	(22.0%)
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption of ASU 2014-09 is not permitted. In April 2015, the FASB tentatively decided to defer for one year the effective date of ASU 2014-09, which will extend the effective date for public entities to annual reporting periods beginning on or after December 15, 2017, and to permit early adoption of the standard as of the original effective date of ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014‑09, but does not expect the standard to have a significant effect on its consolidated financial statements.

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

In January 2015, the FASB issues ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”).  The objective of ASU 2015-01 is to eliminate from US GAAP the concept of an extraordinary item. ASU 2015-01 is effective for fiscal years ending after December 15, 2015, and interim periods within those annual periods. The Company has assessed the new standard and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  The objective of ASU 2015-02 is to change the consolidation analysis required under US GAAP. ASU 2015-02 is effective for fiscal years ending after December 15, 2015, and annual and interim periods thereafter.  Early adoption of ASU 2015-02 is permitted. The Company is continuing to assess the new standard but does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3.CENTURY DOWNS RACETRACK AND CASINO

In November 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a  REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A is for CAD 13 million and Loan B is for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan was convertible at CCE’s option into an additional ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the Bank of Montreal Credit Agreement (“BMO Credit Agreement”) plus an administrative fee and a term of five years. CCE has advanced all funds from Loan A, and any remaining funds that are advanced to CDR will be advanced under Loan B. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE intends to fund both loans with additional borrowings under the BMO Credit Agreement (Note 7).   Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors and manages the development and operation of the REC project.

As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest. On March 20, 2015, the Company converted CAD 11 million of Loan A into an additional 60% ownership interest in CDR. As of March 20, 2015, the Company had a 75% ownership interest in CDR.  Unaffiliated shareholders own the remaining 25% of CDR. The Company accounts for and reports the remaining 25% CDR ownership interest as a non-controlling financial interest.

The REC project has the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The Alberta Gaming and Liquor Commission (“AGLC”) and HRA have issued licenses to the REC.  The casino at the REC opened on April 1, 2015, and the racing season began on April 25, 2015.

Contingent Liability

In February 2013, 1369454 Alberta Ltd filed a lawsuit against CDR for previously owed money not paid by CDR.  The case was settled in April 2013, and CDR issued a promissory note to pay 1369454 Alberta Ltd. CAD 0.2 million ($0.2 million based on the exchange rate in effect on March 31, 2015).  CDR paid 1369454 Alberta Ltd. CAD 0.2 million in satisfaction of the promissory note on April 2, 2015.

Restricted Cash

The Company’s subsidiary CCE loaned $0.2 million to CDR in December 2013 to pay outstanding Canadian federal tax owed by CDR. The unsecured note was paid on December 4, 2014 and had a 4% interest rate. The note was paid following the release of $0.2 million of restricted cash from escrow held with a third party in connection with CDR’s land lease in December 2014.

Equity Conversion

On March 20, 2015, the Company converted CAD 11 million of Loan A into an additional 60% ownership interest in CDR. As a result of the conversion, the Company recognized $0.6 million in additional paid-in capital and $0.1 million in accumulated other comprehensive income that was previously attributed to non-controlling interest.

4.ACQUISITIONS AND INVESTMENTS

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into the MCE Agreement with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE and to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE.

The Company accounts for the $1.0 million investment in MCE using the cost method. Acquisition costs of $0.2 million were incurred for the year ended December 31, 2014 in connection with the MCE investment. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the fourth quarter of 2014.

Century Bets! Inc.

On January 6, 2015, CCE, together with RMTC, formed a new subsidiary, CBS, to operate the pari-mutuel off-track betting network in Southern Alberta. CCE owns a 75% ownership interest in CBS and RMTC owns a 25% ownership interest in CBS. CCE has appointed three directors to the board of directors of CBS. The Company accounts for and reports the 25% ownership interest of RMTC as a non-controlling financial interest.

Acquisition costs of less than $0.1 million were incurred in connection with forming CBS. These costs include legal fees and were recorded as general and administrative expenses in the fourth quarter of 2014.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of March 31, 2015 include our Edmonton casino property, CDR’s REC project development activities, and our CPL operations.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill have been recorded at our Edmonton property, CDR or CPL.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL for the three months ended March 31, 2015 are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – January 1, 2015	$4,237	$163	$7,229	$11,629
Effect of foreign currency translation	(361)	(14)	(484)	(859)
Balance – March 31, 2015	$3,876	$149	$6,745	$10,770

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets.

As of March 31, 2015, the carrying amounts of the trademarks were as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2015	$108	$1,723	$1,831
Effect of foreign currency translation	0	(115)	(115)
Balance – March 31, 2015	$108	$1,608	$1,716

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize the trademarks. Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to the Company’s Century Casinos and Casinos Poland trademarks have been recorded.

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s consolidated balance sheets.  In June 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a limited time. The casino reopened on a limited basis in February 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017. Based on the decision to suspend operations in June 2014, the Company evaluated the carrying amount of the Sosnowiec casino license and impaired the Sosnowiec casino license and charged $0.2 million to operating costs and expenses in the second quarter of 2014.  Changes in the carrying amount of the Casinos Poland licenses for the three months ended March 31, 2015 are as follows:

Amounts in thousands	Casinos Poland
Balance – January 1, 2015	$1,284
Amortization	(106)
Effect of foreign currency translation	(84)
Balance – March 31, 2015	$1,094

As of March 31, 2015, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2015	$306
2016	380
2017	302
2018	93
2019	13
$1,094

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 2.6 years.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from HRA.  The licenses were issued in November 2013 pending final approval of the REC project from the AGLC. The AGLC granted the final approval for the licenses on March 19, 2015. The licenses are reported as indefinite lived intangible assets on the Company’s consolidated balance sheets.  No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses for the three months ended March 31, 2015 are as follows:

Amounts in thousands	Century Downs
Balance – January 1, 2015	$2,742
Effect of foreign currency translation	(234)
Balance – March 31, 2015	$2,508

6.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of provided promotional allowances is included in casino expenses. For the three months ended March 31, 2015 and 2014, the cost of providing promotional allowances were as follows:

	For the three months
	ended March 31,
	2015	2014
Amounts in thousands
Hotel	$16	$22
Food and beverage	237	256
	$253	$278

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of March 31, 2015 and December 31, 2014, the outstanding balance of this liability was $0.7 and $0.9 million, respectively.

7.  LONG-TERM DEBT

Long-term debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
Amounts in thousands	2015	2014
Credit agreement - Bank of Montreal	$20,834	$16,383
Credit agreement - Casinos Poland	2,899	3,446
Credit facility - Casinos Poland	2,559	1,506
Capital leases - Casinos Poland	39	108
Financing obligation - CDR land lease	15,372	16,806
Total long-term debt	$41,703	$38,249
Less current portion	(6,510)	(5,272)
Long-term portion	$35,193	$32,977

The consolidated weighted average interest rate on all Company debt was 6.98% for the three months ended March 31, 2015. The Company pays a floating interest rate on its borrowings under the BMO Credit Agreement and the current interest rate is approximately 3.85%. The Company pays a weighted average interest rate of 3.80% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the 3.85% interest rate of the BMO Credit Agreement and the weighted average interest of 3.80% on the CPL loan agreements due to the CDR financing obligation, on which the Company pays an implicit interest rate of 10.0%.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of March 31, 2015, the Company had borrowed CAD 29.4 million, of which the outstanding balance was CAD 26.4 million ($20.8 million based on the exchange rate in effect on March 31, 2015) and the Company had approximately CAD 9.7 million ($7.6 million based on the exchange rate in effect on March 31, 2015) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project (Note 3). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin.  Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2015) were recorded as general and administrative expense in the consolidated statement of earnings for the three months ended March 31, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2015.

Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the quarterly periods ended March 31, 2015 and 2014. These costs are included in interest expense in the consolidated statements of earnings.

Casinos Poland

As of March 31, 2015, CPL had debt totaling PLN 20.9 million ($5.5 million based on the exchange rate in effect on March 31, 2015). The debt includes two credit agreements, one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of March 31, 2015, the amount outstanding on the term loan was PLN 8.0 million ($2.1 million based on the exchange rate in effect on March 31, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a  three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of March 31, 2015, the amount outstanding on the term loan was PLN 3.0 million ($0.8 million based on the exchange rate in effect on March 31, 2015). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of March 31, 2015, the amount outstanding was PLN 9.7 million ($2.6 million based on the exchange rate in effect on March 31, 2015) and CPL has approximately PLN 1.3 million ($0.3 million based on the exchange rate in effect on March 31, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of March 31, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of March 31, 2015, the amount outstanding was PLN 0.2 million (less than $0.1 million based on the exchange rate in effect on March 31, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on March 31, 2015).  The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of March 31, 2015 and $0.3 million as of December 31, 2014. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($15.4 million based on the exchange rate in effect on March 31, 2015) and the implicit interest rate was 10.0%.

As of March 31, 2015, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2015	$1,748	$0	$3,784	$5,532
2016	2,331	0	1,476	3,807
2017	2,331	0	237	2,568
2018	2,331	0	0	2,331
2019	2,331	0	0	2,331
Thereafter	9,762	15,372	0	25,134
Total	$20,834	$15,372	$5,497	$41,703

8.COMMITMENTS AND CONTINGENCIES

Litigation

Casinos Poland

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) started conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. The Company has recorded a contingent liability on its condensed consolidated balance sheet and the balance for all open periods as of March 31, 2015 is estimated at PLN 12.0 million ($3.2 million based on the exchange rate in effect on March 31, 2015).

After the proceedings with the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS in November 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and expects a decision by the end of 2015.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2013 for review of the period from December 2007 to December 2008. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court. In January 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court on December 19, 2014 and expects a decision by the end of 2015.

After further proceedings and appeals with the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2014 for review of the period from January 2009 to December 2009. CPL paid PLN 2.8 million ($0.9 million) for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court in January 2015 and expects a decision by the end of 2015.

Century Downs Racetrack and Casino

A contingent liability has been recorded for the litigation between CDR and 1369454 Alberta Ltd. See Note 3 for additional information regarding the contingent liability. CDR paid 1369454 Alberta Ltd. CAD 0.2 million in satisfaction of the promissory note on April 2, 2015.

Standby Letter of Credit

Century Downs Racetrack and Casino

On February 25, 2015, the Company through its subsidiary Century Resorts Alberta Inc. entered into a standby letter of credit with the Bank of Montreal for CAD 0.3 million ($0.2 million based on the exchange rate in effect on March 31, 2015). The letter of credit is imposed by Rocky View County and covers 150% of the landscaping cost of the REC project. The letter of credit has an expiration date of September 30, 2015.

Termination Agreement

On March 19, 2015, the Company, through its subsidiary Century Resorts International Ltd (“CRI”), signed the Termination Agreement with Oceania and Regent, indirect subsidiaries of Norwegian, to terminate its concession agreements with Oceania and Regent effective June 1, 2015. Norwegian operates the ship-based casinos onboard its vessels and acquired Oceania and Regent in November 2014. In consideration of the early termination of the concession agreements, the Company will receive $4.0 million. The Company will transition operation of the eight ship-based casinos that it currently operates onboard Oceania and Regent vessels to Norwegian in April and May 2015 depending on the sailing schedules of the ships.

Pursuant to the Termination Agreement, the Company will release possession of its assets onboard the Oceania and Regent vessels to Norwegian on June 1, 2015.  As a result, these assets have been classified as held for sale assets on the Company’s consolidated balance sheet as of March 31, 2015. The assets held for sale consist mainly of gaming equipment and have a book value of $0.6 million. The Company has determined that this transaction does not constitute a discontinued operation because the transaction does not represent a disposal of a major operating segment.

The assets held for sale are summarized in the table below:

March 31,
Amounts in thousands	2015
Gaming equipment	$2,537
Furniture and non-gaming equipment	24
$2,561
Less accumulated depreciation	(1,952)
Assets held for sale, net	$609

The Company also entered into a two year consulting agreement, which will become effective on June 1, 2015, under which the Company will provide limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, payable in eight quarterly installments of $250,000 commencing in July 2015.

9.INCOME TAXES

The Company’s pre-tax income (loss), income tax expense (benefit) and effective tax rate by jurisdiction are summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2015			ended March 31, 2014
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$1,101	$186	16.9%	$971	$233	24.0%
United States	(715)	19	(2.7%)	(567)	0	0.0%
Mauritius*	(28)	(1)	3.6%	40	1	2.5%
Austria	170	(18)	(10.6%)	(9)	0	(0.0%)
Poland	1,403	248	17.7%	6	(19)	(316.7%)
Total	$1,931	$434	22.5%	$441	$215	48.8%

*Ship-based casinos

During the three months ended March 31, 2015, the Company recognized income tax expense of $0.4 million on pre-tax income of $1.9 million, representing an effective income tax benefit rate of 22.5% compared to an income tax expense of $0.2 million on pre-tax income of $0.4 million, representing an effective income tax rate of 48.8% for the same period in 2014.

The decrease in the effective tax rate compared to the same period in 2014 is primarily the result of a lower effective tax rate for the Company’s Canadian operations due to exchange rate benefits and increased pre-tax income in Poland at a low pre-tax rate for the first quarter of 2015. In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings. Evaluating the need for and amount of a valuation allowance often requires significant judgment and extensive analysis of all the positive and negative evidence available.  The valuation allowance for deferred tax assets in Austria continues to be monitored on a quarterly basis, and management may release the Austrian valuation allowance in 2015 in the event more positive evidence becomes available.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2015 and 2014 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2015	2014
Weighted average common shares, basic	24,381	24,380
Dilutive effect of stock options	39	4
Weighted average common shares, diluted	24,420	24,384

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2015	2014
Stock options	1,475	68

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

Recurring Fair Value Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value.  There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value as of March 31, 2015 and December 31, 2014 because it bears interest at the lenders’ variable rate.  The carrying value of the CPL debt approximates fair value as of March 31, 2015 and December 31, 2014 because a substantial portion of the debt is short-term with a primarily variable interest rate and CPL recently negotiated the debt with the lender. Based on prices for identical or similar instruments in markets that are not active, the estimated fair values of the outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The carrying value of the CDR debt approximates fair value as of March 31, 2015 and December 31, 2014 because the debt bears interest at a rate implicit in the CDR land lease and, as a result, the estimated fair value of the Company’s CDR debt is designated as a Level 3 measurement in the fair value hierarchy. As of March 31, 2015, the carrying amount of CDR’s land lease was CAD 19.5 million ($15.4 million based on the exchange rate in effect on March 31, 2015) with an effective interest rate of 11.4%. Due to the nature of the land lease financing obligation, there is no maturity date for the land lease until CDR exercises its option to purchase the land. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

12.SEGMENT INFORMATION

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

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. The Company’s operations related to concession, management and consulting fee revenues and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All significant intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) before interest, income taxes (benefit), depreciation and amortization, pre-opening expenses, non-cash stock based compensation charges, asset impairment costs, (gains) losses on disposition of fixed assets, discontinued operations, realized foreign currency (gains) losses, gain on business combinations, acquisition costs, intercompany transactions and certain other one-time items. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following summaries provide information regarding the Company’s segment information for the three months ended March 31, 2015 and 2014:

Amounts in thousands

	For the three months ended March 31, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$8,445	$6,793	$13,534	$1,633	$30,405

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,138	$476	$781	$(1,550)	$1,845
Interest expense (income), net	632	0	35	(3)	664
Income taxes (benefit)	348	369	248	(531)	434
Depreciation and amortization	418	634	610	149	1,811
Non-controlling interests	(739)	0	391	0	(348)
Non-cash stock-based compensation	0	0	0	388	388
Foreign currency (gains) losses	(164)	0	(333)	2	(495)
Loss on disposition of fixed assets	0	0	122	0	122
Acquisition costs	36	0	0	(36)	0
Preopening expenses	345	0	0	0	345
Other one-time (income) expense items	0	0	0	0	0
Adjusted EBITDA	$3,014	$1,479	$1,854	$(1,581)	$4,766

Net operating revenue for Corporate and Other of $1.5 million, $0.1 million and less than $0.1 million is attributable to cruise ships operating on internationals waters, Aruba and Argentina, respectively.

Amounts in thousands

	For the three months ended March 31, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$8,563	$6,462	$12,413	$1,672	$29,110

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,478	$210	$32	$(1,210)	$510
Interest expense (income), net	589	0	94	(11)	672
Income taxes (benefit)	380	135	(19)	(281)	215
Depreciation and amortization	456	534	693	127	1,810
Non-controlling interests	(300)	0	16	0	(284)
Non-cash stock-based compensation	0	0	0	21	21
Foreign currency (gains) losses	(48)	0	(97)	15	(130)
Loss on disposition of fixed assets	0	0	59	0	59
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) expense items	(103)	0	0	0	(103)
Adjusted EBITDA	$2,452	$879	$778	$(1,339)	$2,770

Net operating revenue for Corporate and Other of $1.6 million and $0.1 million is attributable to cruise ships operating on internationals waters and Aruba, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In 2007, our subsidiary CCE acquired 33.3% of the outstanding shares issued by CPL and we accounted for the investment under the equity method. In April 2013, CCE acquired from LOT Polish Airlines an additional 33.3% ownership interest in CPL. As of the date of acquisition, we began consolidating our 66.6% ownership of CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 503 slot machines and 80 tables. The following table summarizes the Polish cities in which CPL operated as of March 31, 2015, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Warsaw	1.7 million	LIM Center	62	4
Krakow	760,000	Dwor Kosciuszko Hotel	57	8
Lodz	730,000	Manufaktura Entertainment Complex	62	10
Wroclaw	630,000	HP Park Plaza Hotel	68	12
Poznan	550,000	Hotel Andersia	57	9
Katowice	310,000	Altus Building	70	9
Sosnowiec*	220,000	Sosnowiec City Center	7	1
Plock	130,000	Hotel Plock	50	4

*Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

We also operate 16 ship-based casinos onboard ships of the following  five cruise lines: Oceania, TUI Cruises, Windstar Cruises, Regent and Nova Star Cruises, Ltd. As of March 31, 2015, we had a total of 556 slot machines and 64 tables onboard the 16 cruise ships where we operated casinos. In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We will transition operations of the eight ship-based casinos that we currently operate onboard Oceania and Regent vessels to Norwegian in April and May 2015 depending on the sailing schedules of the ships. We also entered into a two-year consulting agreement that will become effective on June 1, 2015, under which we will provide limited consulting services for the ship-based casinos of Oceania and Regent. The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operated ship-based casinos as of March 31, 2015.

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

* Our casino operation onboard Insignia was suspended in April 2012 as Oceania Cruises leased the vessel to a different cruise line. The Insignia rejoined Oceania Cruises in May 2014, at which time we again began operating this ship-based casino. We did not operate this ship-based casino while Oceania Cruises leased it to a different cruise line.

** In June 2014, TUI Cruises launched the Mein Schiff 3 and we currently operate the ship-based casino onboard this ship.

*** In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. We operate the ship-based casino onboard this ship. Windstar Cruises is planning to begin operations on the other two vessels in May 2015, and we expect to operate the planned ship-based casinos onboard each ship.

**** In February 2014, we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014 and operates on a seasonal basis.  The 2015 season will begin in June 2015.

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

In October 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1.0 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE. We report our 7.5% ownership interest in MCE using the cost method of accounting and report the $1.0 million investment on our condensed consolidated balance sheet.

In October 2014, CCE and MCE also entered into a Consulting Services Agreement pursuant to which CCE will provide advice on casino matters. Through the Consulting Services Agreement, CCE receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

In December 2014, the Company announced that it had been selected by HRA to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. On January 16, 2015, the Company formed a new subsidiary, CBS, to operate the off-track betting network. The Company owns 75% of CBS and RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS began operating the pari-mutuel network on  May 4, 2015.

Century Downs Racetrack and Casino - Calgary, Canada

In November 2012, our subsidiary CCE signed credit and management agreements with CDR in connection with the development and operation of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which we operate as Century Downs Racetrack and Casino.

The REC project is the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 slot machines, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The REC license is the only license still available in any metropolitan area of Alberta. The license application for this REC project preceded a three year moratorium imposed by the AGLC on new casinos and RECs that was scheduled to expire on April 1, 2015. On February 13, 2015, the AGLC extended this moratorium indefinitely.

The REC project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location will allow the REC to capture both the north and the northwest Calgary markets, where there is not currently a casino. The REC is located approximately 17 miles from Century Casino Calgary and will serve what we believe is a different customer base, including customers who also are interested in horse racing.

The AGLC and HRA have each issued licenses to the REC project.  The casino opened on April 1, 2015, and the horse racing season began on April 25, 2015. The 2015 horse racing season will be from April to November.

On November 29, 2013, CCE finalized an amended credit agreement with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE agreed to loan to CDR a total of CAD 24 million in two separate loans, Loan A and Loan B. Loan A is for CAD 13 million and Loan B is for CAD 11 million. Loan A has an interest rate of BMO prime plus 600 basis points and a term of five years, and CAD 11 million of the loan was convertible at CCE’s option into an ownership position in CDR of up to 60%. Loan B has an interest rate equivalent to the rate charged under the BMO Credit Agreement plus an administrative fee and a term of five years. CCE has advanced all funds from Loan A, and any additional funds advanced to CDR will be under Loan B. Both loans are secured by a leasehold mortgage on the REC property and a pledge of CDR’s stock by the majority of the CDR shareholders. Both loans are for the exclusive use of developing and operating the REC project. CCE has funded both loans with additional borrowings under our BMO Credit Agreement. As of March 31, 2015, CCE had loaned CDR CAD 28.7 million ($22.6 million based on the exchange rate in effect on March 31, 2015).  Of this amount, CAD 11.0 million ($8.7 million) was converted into an additional 60% ownership interest in CDR on March 20, 2015, and the amount outstanding as of March 31, 2015 was CAD 17.7 million ($14.0 million based on the exchange rate in effect on March 31, 2015).

Under the amended credit agreement with CDR, CCE controls the CDR board of directors and manages the development and operation of the REC project. Following the conversion of CAD 11 million of Loan A into an additional 60% ownership interest, CCE’s ownership interest in CDR is 75%. We account for and report the remaining 25% CDR ownership interest as a non-controlling financial interest.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2015	2014	% Change
Canadian dollar (CAD)	1.2405	1.1026	(12.5%)
Euros (€)	0.8887	0.7299	(21.8%)
Polish zloty (PLN)	3.7236	3.0533	(22.0%)
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

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,
Amounts in thousands	2015	2014	Change	% Change
Gaming Revenue	$28,179	$26,116	$2,063	7.9%
Hotel Revenue	387	400	(13)	(3.3%)
Food and Beverage Revenue	2,567	2,706	(139)	(5.1%)
Other Revenue	1,174	1,695	(521)	(30.7%)
Gross Revenue	32,307	30,917	1,390	4.5%
Less Promotional Allowances	(1,902)	(1,807)	95	5.3%
Net Operating Revenue	30,405	29,110	1,295	4.4%
Gaming Expenses	(14,691)	(15,275)	(584)	(3.8%)
Hotel Expenses	(128)	(149)	(21)	(14.1%)
Food and Beverage Expenses	(2,147)	(2,238)	(91)	(4.1%)
General and Administrative Expenses	(9,528)	(8,655)	873	10.1%
Total Operating Costs and Expenses	(28,305)	(28,127)	178	0.6%
Earnings from Operations	2,100	983	1,117	113.6%
Non-controlling Interest	348	284	64	22.5%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,845	510	1,335	261.8%
Adjusted EBITDA	$4,766	$2,770	$1,996	72.1%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.08	$0.02	$0.06	300.0%
Diluted Earnings Per Share	$0.08	$0.02	$0.06	300.0%

Our operating segments are aggregated into three reportable segments based on the geographical locations in which our casinos operate: Canada, United States and Poland. Each geographical location has similarities among the nature of economic characteristics, services, customers and regulatory environments in which each segment operates. Management views each property as an operating segment based on its business activities, financial information, and operating results, which our chief operating decision maker function uses to assess performance and allocate resources within the Company. Our properties provide gaming, hotel accommodations, dining facilities and other amenities to our customers, which we utilize to drive customer volume. Our operating results are highly dependent on the volume of customers at our casinos, and customer volume affects the price we can charge for our hotel rooms, dining and other amenities. Our operating results are significantly affected by our ability to generate operating revenue.

We have additional business activities including concessionaire agreements, management agreements, consulting agreements and certain other corporate and management operations. We report our operating segments that we do not segregate into reportable segments as “corporate and other” operations in our consolidated results.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

Net operating revenue increased by $1.3 million, or 4.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Canada decreased by ($0.1), or (1.4%).
•	United States increased by $0.3 million, or 5.1%.
•	Poland increased by $1.1 million, or 9.0%.
•	Corporate and other decreased by less than ($0.1) million, or (2.3%).

Operating costs and expenses increased by $0.2 million, or 0.6%, for the three months ended March 31, 2015  compared to the three months ended March 31, 2014. Following is a breakout of total operating costs and expenses by segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Canada decreased by ($0.2) million, or (3.6%).
•	United States decreased by ($0.2) million, or (2.8%).
•	Poland increased by less than $0.1 million, or 0.2%.
•	Corporate and other increased by $0.6 million, or 17.6%.

Earnings from operations increased by $1.1 million, or  113.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Canada increased by $0.1 million, or 5.5%.
•	United States increased by $0.5 million, or 144.9%.
•	Poland increased by $1.1 million, or 4215.4%.
•	Corporate and other decreased by ($0.6) million, or (40.0%).

Net earnings increased by $1.3 million, or 261.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains on foreign currency transactions, income tax expense and non-controlling interests.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended March 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$2,138	$476	$781	$(1,550)	$1,845
Interest expense (income), net	632	0	35	(3)	664
Income taxes (benefit)	348	369	248	(531)	434
Depreciation and amortization	418	634	610	149	1,811
Non-controlling interest	(739)	0	391	0	(348)
Non-cash stock-based compensation	0	0	0	388	388
Foreign currency (gains) losses	(164)	0	(333)	2	(495)
Loss on disposition of fixed assets	0	0	122	0	122
Acquisition costs	36	0	0	(36)	0
Preopening expenses	345	0	0	0	345
Other one-time (income) expense items	0	0	0	0	0
Adjusted EBITDA	$3,014	$1,479	$1,854	$(1,581)	$4,766

	For the Three Months Ended March 31, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,478	$210	$32	$(1,210)	$510
Interest expense (income), net	589	0	94	(11)	672
Income taxes (benefit)	380	135	(19)	(281)	215
Depreciation and amortization	456	534	693	127	1,810
Non-controlling interest	(300)	0	16	0	(284)
Non-cash stock-based compensation	0	0	0	21	21
Foreign currency (gains) losses	(48)	0	(97)	15	(130)
Loss on disposition of fixed assets	0	0	59	0	59
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) expense items	(103)	0	0	0	(103)
Adjusted EBITDA	$2,452	$879	$778	$(1,339)	$2,770

Reportable Segments

The following discussion provides further detail of consolidated results by segment.

Canada

	For the three months
	ended March 31,
Amounts in thousands	2015	2014	Change	% Change
Gaming	$5,850	$5,528	$322	5.8%
Hotel	179	222	(43)	(19.4%)
Food and Beverage	1,751	1,820	(69)	(3.8%)
Other	885	1,286	(401)	(31.2%)
Gross Revenue	8,665	8,856	(191)	(2.2%)
Less Promotional Allowances	(220)	(293)	(73)	(24.9%)
Net Operating Revenue	8,445	8,563	(118)	(1.4%)
Gaming Expenses	(1,996)	(2,284)	(288)	(12.6%)
Hotel Expenses	(47)	(57)	(10)	(17.5%)
Food and Beverage Expenses	(1,251)	(1,327)	(76)	(5.7%)
General and Administrative Expenses	(2,518)	(2,340)	178	7.6%
Total Operating Costs and Expenses	(6,230)	(6,464)	(234)	(3.6%)
Earnings from Operations	2,215	2,099	116	5.5%
Non-controlling Interest	739	300	439	146.3%
Net Earnings	2,138	1,478	660	44.7%
Adjusted EBITDA	$3,014	$2,452	$562	22.9%

Three months ended March 31, 2015 and 2014

Net operating revenue in Canada decreased by ($0.1) million, or (1.4%), for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in net operating revenue in USD compared to the increase in net operating revenue in CAD was due to a decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 12.5% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (the “12.5% exchange rate decrease”).

In CAD, net operating revenue increased by 1.0 million, of 11.0%, due to increases in gaming and food and beverage revenue offset by decreases in all other revenue categories for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in gaming revenue of CAD 1.2 million, or 19.1%, was primarily due to increased revenue at our Edmonton location of CAD 0.8 million, or 16.3%, and increased revenue at our Calgary location of CAD 0.4 million, or 28.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In Edmonton, the increase was due to increased revenue from baccarat and craps along with increased revenue from expanded table game hours allowed by the AGLC for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. In Calgary, the increase in gaming revenue was due to increased revenue from blackjack and baccarat, the addition of an off-track betting parlor in May 2014 and increased slot and video lottery terminal revenue as a result of higher customer volumes of 7.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Food and beverage revenue in Calgary increased by CAD 0.1 million, or 21.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the addition of a bar on the gaming floor and increased customer volumes. Revenue was also derived from off-track betting parlor commissions at Century Bets! through an agreement with RMTC for the three months ended March 31, 2015. The increased gaming revenue of CAD 1.2 million, food and beverage revenue of CAD 0.1 million and revenue at Century Bets! of CAD 0.1 million was offset by decreased revenue at Century Downs of (CAD 0.4) million, or (100.0%), for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, revenue at Century Downs was derived from off-track betting parlor commissions through an agreement that ended in the fourth quarter of 2014.

Total operating costs and expenses decreased by ($0.2) million, or (3.6%), for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in total operating costs and expenses in USD compared to the increase in total operating costs and expenses in CAD was due to the 12.5% exchange rate decrease.

In CAD, total operating costs and expenses increased by 0.6 million, of 8.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In Edmonton, total operating costs and expenses increased due to additional payroll of CAD 0.1 million related to expanded table game hours and increased general and administrative expenses of CAD 0.1 million due in part to increased maintenance costs at the property. At Century Downs, total operating costs and expenses increased by CAD 0.4 million, or 239.5%, due to increased pre-opening expenses associated with the casino’s opening date of April 1, 2015.

Because of the foregoing, earnings from operations increased by $0.1 million, or 5.5%,  net earnings increased by $0.7 million, or 44.7%, and Adjusted EBITDA increased by $0.6 million, or 22.9%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In CAD, earnings from operations increased by 0.4 million, or 18.7%, net earnings increased by 0.3 million, or 22.3%, and Adjusted EBITDA increased by 0.9 million, or 32.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The difference between net earnings of CAD 0.3 million compared to earnings from operations of CAD 0.4 million was due to an increase in interest expense of CAD 0.1 million at our Edmonton property and increased foreign currency losses of CAD 0.7 at all Canadian properties, offset by increased losses attributable to non-controlling interest of CAD 0.7 million at Century Downs.

On March 20, 2015, we converted CAD 11 million of a loan we made to Century Downs into an additional 60% ownership interest in Century Downs. We now own 75% of Century Downs. The non-controlling interest in Century Downs was reported as 85% through March 19, 2015, and 25% as of March 20, 2015. Century Downs casino opened on April 1, 2015, and the racing season began on April 25, 2015.

United States

	For the three months
	ended March 31,
Amounts in thousands	2015	2014	Change	% Change
Gaming	$7,488	$6,982	$506	7.2%
Hotel	208	178	30	16.9%
Food and Beverage	688	758	(70)	(9.2%)
Other	69	58	11	19.0%
Gross Revenue	8,453	7,976	477	6.0%
Less Promotional Allowances	(1,660)	(1,514)	146	9.6%
Net Operating Revenue	6,793	6,462	331	5.1%
Gaming Expenses	(3,015)	(3,230)	(215)	(6.7%)
Food and Beverage Expenses	(534)	(93)	441	474.2%
Hotel Expenses	(81)	(532)	(451)	(84.8%)
General and Administrative Expenses	(1,684)	(1,728)	(44)	(2.5%)
Total Operating Costs and Expenses	(5,948)	(6,117)	(169)	(2.8%)
Earnings from Operations	845	345	500	144.9%
Net Earnings	476	210	266	126.7%
Adjusted EBITDA	$1,479	$879	$600	68.3%

Three months ended March 31, 2015 and 2014

Net operating revenue in the United States increased by $0.3 million, or 5.1%, due to increased gaming revenue of $0.5 million, or 7.3%, offset by increased promotional allowances of $0.2 million, or 9.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Gaming revenue at our property in Central City increased by $0.3 million, or 8.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to increased slot revenue as a result of increased customer volumes of 10.5%. At our Cripple Creek property, gaming revenue increased by $0.2 million, or 5.7%, as a result of increased customer volumes of 2.0% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increased revenue was offset by increased promotional allowances at both properties. In Central City, promotional allowances increased by $0.1 million, or 10.2%, and in Cripple Creek, promotional allowances increased by $0.1 million, or 8.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of an increased level of free play granted to Player’s Club members.

Increased revenues in Central City can also be attributed to the Central City market increasing by 1.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our Central City property also increased its share of the Central City market by 8.7% for the same time period.  The Cripple Creek market remained constant for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, however, our properties share of the Cripple Creek market increased by 8.3% for the same time period.

Total operating costs and expenses decreased by ($0.2) million, of (2.8%), for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. At Central City, the decrease in total operating costs and expenses was due to a decrease in payroll expenses of ($0.1) million, or (6.1%) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. At Cripple Creek, total operating costs and expenses decreased by less than ($0.1) million, or ($1.2%), for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Because of the foregoing, earnings from operations increased by $0.5 million, or 144.9%, net earnings increased by $0.3 million, or 126.7%, and Adjusted EBITDA increased by $0.6 million, or 68.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The difference between the increase in net earnings of $0.3 million and earnings from operations of $0.5 million is increased income tax expense of $0.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland

	For the three months
	ended March 31,
Amounts in thousands	2015	2014	Change	% Change
Gaming	$13,410	$12,119	$1,291	10.7%
Food and Beverage	128	128	0	0.0%
Other	18	166	(148)	(89.2%)
Gross Revenue	13,556	12,413	1,143	9.2%
Less Promotional Allowances	(22)	0	22	100.0%
Net Operating Revenue	13,534	12,413	1,121	9.0%
Gaming Expenses	(8,398)	(8,469)	(71)	(0.8%)
Food and Beverage Expenses	(362)	(380)	(18)	(4.7%)
General and Administrative Expenses	(3,042)	(2,845)	197	6.9%
Total Operating Costs and Expenses	(12,412)	(12,387)	25	0.2%
Earnings from Operations	1,122	26	1,096	4215.4%
Non-controlling Interest	(391)	(16)	375	2343.8%
Net Earnings	781	32	749	2340.6%
Adjusted EBITDA	$1,854	$778	$1,076	138.3%

Three months ended March 31, 2015 and 2014

Net operating revenue from Casinos Poland increased by $1.1 million, or 9.0%, due to increased gaming revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Slot revenue increased by $0.6 million, or 14.3%, due to our offering higher quality slot machines and increasing the number of slot machines throughout the casinos by 99 machines for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Table revenue increased by $0.7 million, or 8.7%, due to an increase in revenues from the Marriott Hotel casino along with the addition of nine table games throughout the casinos for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Because of the foregoing, net operating revenue in PLN increased by 12.3 million, or 32.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The larger increase in net operating revenue in PLN compared to the increase in net operating revenue in USD was due to a decrease in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (the “22.0% exchange rate decrease”).

Total operating costs and expenses increased by less than $0.1 million, or 0.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Although total operating costs and expenses remained constant in USD, marketing expenses increased by $0.3 million, or 78.8%, due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players along with increased gaming tax expense of $0.7 million, or 10.6%, due to higher gaming revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  These increases were offset by decreased payroll and operating expenses of ($0.9) million, or (18.2%), as a result of increased operational efficiencies due to a cost cutting program throughout the casinos for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Because of the foregoing, total operating costs and expenses in PLN increased by 8.3 million, or 22.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The larger increase in total operating costs and expenses in PLN compared to the increase in total operating costs and expenses in USD was due to the 22.0% exchange rate decrease.

Because of the foregoing, earnings from operations increased by $1.1 million, or 4215.4%, net earnings increased by $0.8 million, or 2340.6%, and Adjusted EBITDA increased by $1.1 million, or 138.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The difference in the increase in net earnings of $0.8 million compared to the increase in earnings from operations of $1.1 million is due to increased income tax expense of $0.3 million and increased earnings attributable to non-controlling interests of $0.3 million, offset by increased foreign currency gains of $0.2 million and decreased interest expense of $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above. In PLN, earnings from operations increased by 4.0 million, or 4207.4%, net earnings increased by 2.1 million, or 100.0%, and Adjusted EBITDA increased by PLN 4.4 million, or 185.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Corporate and Other

	For the three months
	ended March 31,
Amounts in thousands	2015	2014	Change	% Change
Gaming	$1,431	$1,487	$(56)	(3.8%)
Other	202	185	17	9.2%
Net Operating Revenue	1,633	1,672	(39)	(2.3%)
Gaming Expenses	(1,282)	(1,290)	(8)	(0.6%)
General and Administrative Expenses	(2,284)	(1,742)	542	31.1%
Total Operating Costs and Expenses	(3,715)	(3,159)	556	17.6%
Losses from Operations	(2,082)	(1,487)	595	40.0%
Net Loss	(1,550)	(1,210)	340	28.1%
Adjusted EBITDA	$(1,581)	$(1,339)	$242	18.1%

Three months ended March 31, 2015 and 2014

Net operating revenue for Corporate and Other attributable to Cruise Ships & Other remained constant for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Total operating costs and expenses increased by $0.6 million, or 17.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was due to increased expenses in Corporate Other, which consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. The increase of $0.6 million was primarily due to increased stock-based compensation expense of $0.4 million and increased accounting and auditing fees of $0.2 million.

Because of the foregoing, losses from operations increased by $0.6 million, or 40.0%, net losses increased by $0.3 million, or 28.1%, and Adjusted EBITDA losses increased by $0.2 million, or 18.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The difference between increased net losses of $0.3 million and increased losses from operations of $0.6 million is due to increased income tax benefit of $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. In consideration of the early termination of the concession agreements, we will receive $4.0 million. We will transition operations of the eight ship-based casinos that we currently operate onboard Oceania and Regent vessels to Norwegian in April and May 2015 depending on the sailing schedules of the ships. We also entered into a two-year consulting agreement, which will become effective on June 1, 2015, under which we will provide limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable in eight quarterly installments of $250,000 commencing in July 2015.  We currently operate eight ship-based casinos onboard the Oceania and Regent vessels.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
Amounts in thousands	2015	2014	$ Change	% Change
Interest Income	$14	$13	$1	7.7%
Interest Expense	(678)	(685)	(7)	(1.0%)
Gain on Foreign Currency Transactions & Other	495	130	365	280.8%
Non-Operating Income (Expense)	$(169)	$(542)	$373	68.8%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our BMO Credit Agreement borrowings and interest expense related to the CDR land lease. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Taxes

Our pre-tax income by jurisdiction is summarized in the table below:

	For the three months			For the three months
Amounts in thousands	ended March 31, 2015			ended March 31, 2014
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$1,101	$186	16.9%	$971	$233	24.0%
United States	(715)	19	(2.7%)	(567)	0	0.0%
Mauritius*	(28)	(1)	3.6%	40	1	2.5%
Austria	170	(18)	(10.6%)	(9)	0	(0.0%)
Poland	1,403	248	17.7%	6	(19)	(316.7%)
Total	$1,931	$434	22.5%	$441	$215	48.8%

*Ship-based casinos

During the three months ended March 31, 2015,  we recognized income tax expense of $0.4 million on pre-tax income of $1.9 million, representing an effective income tax benefit rate of 22.5% compared to an income tax expense of $0.2 million on pre-tax income of $0.4 million, representing an effective income tax rate of 48.8% for the same period in 2014.

The decrease in the effective tax rate compared to the same period in 2014 is primarily the result of a lower effective tax rate for our Canadian operations due to exchange rate benefits and increased pre-tax income in Poland at a lower effective tax rate for the first quarter of 2015. In addition, the movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts the Company’s effective income tax rate. Therefore, the Company’s overall effective income tax rate can be significantly impacted by foreign currency gains or losses. Since the Company maintains a full valuation allowance on all of its U.S. and Austrian deferred tax assets, income tax expense is recorded relative to the jurisdictions that recognize book earnings. Evaluating the need for and amount of a valuation allowance often requires significant judgment and extensive analysis of all the positive and negative evidence available. The valuation allowance for deferred tax assets in Austria continues to be monitored on a quarterly basis, and management may release the Austrian valuation allowance in 2015 in the event more positive evidence becomes available.

LIQUIDITY AND CAPITAL RESOURCES

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

Credit Agreement – Bank of Montreal

In May 2012, through our Canadian subsidiaries, we entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, an amended and restated BMO Credit Agreement increased the principal amount of the loan to CAD 39.1 million. As of March 31, 2015, we had borrowed CAD 29.4 million, of which the outstanding balance was CAD 26.4 million ($20.8 million based on the exchange rate in effect on March 31, 2015) and we had approximately CAD 9.7 million ($7.6 million based on the exchange rate in effect on March 31, 2015) available for borrowing under the BMO Credit Agreement.  The outstanding borrowings cannot be re-borrowed once they are repaid. We have used borrowings under the BMO Credit Agreement primarily to repay our mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project.  We can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings for the three months ended March 31, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company.  The shares of our subsidiaries in Edmonton and Calgary and our 75% interest in CDR are pledged as collateral for the BMO Credit Agreement.  The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year.  We were in compliance with all covenants of the BMO Credit Agreement as of March 31, 2015.

Casinos Poland

As of March 31, 2015, CPL had debt totaling PLN 20.9 million ($5.5 million based on the exchange rate in effect on March 31, 2015). The debt includes two credit agreements, one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of March 31, 2015, the amount outstanding on the term loan was PLN 8.0 million ($2.1 million based on the exchange rate in effect on March 31, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan in September 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of March 31, 2015, the amount outstanding was PLN 3.0 million ($0.8 million based on the exchange rate in effect on March 31, 2015). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of March 31, 2015, the amount outstanding was PLN 9.7 million ($2.6 million based on the exchange rate in effect on March 31, 2015) and CPL had approximately PLN 1.3 million ($0.3 million based on the exchange rate in effect on March 31, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of March 31, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of March 31, 2015, the amount outstanding was PLN 0.2 million (less than $0.1 million based on the exchange rate in effect on March 31, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank has issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on March 31, 2015). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of March 31, 2015 and $0.3 million as of December 31, 2014. These deposits are recorded in deposits and other our condensed consolidated balance sheets.

Century Downs Racetrack and Casino

Prior to the Company’s acquisition of its ownership interest in CDR,  CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold.  We account for the lease using the financing method by accounting for the land subject to the lease as an asset and the lease payments as interest on a financing obligation. As of March 31, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($15.4 million based on the exchange rate in effect on March 31, 2015) and the implicit interest rate was 10.0%.

Cash Flows

Cash and cash equivalents totaled $25.9 million at March 31, 2015, and we had working capital (current assets minus current liabilities) of $4.3 million compared to cash and cash equivalents of $24.7 million and working capital of $2.0 million at December 31, 2014. The increase in cash and cash equivalents is due to $2.6 million of cash provided by operating activities, $6.7 million in proceeds from borrowings net of principal payments and $0.1 million in proceeds from the disposition of assets. The cash provided by these activities was offset by $7.2 million used to purchase property and equipment, mainly for the development of the REC project.

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2015 and $0.3 million for the three months ended March 31, 2014. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $7.1 million for the three months ended March 31, 2015 consisted of $6.0 million for development costs related to the REC project, $0.2 million to purchase new slot machines for the casinos operated by Casinos Poland, $0.3 million to purchase new slot machines for our Cripple Creek property, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at our Edmonton property and $0.5 million in cumulative additions at our properties, offset by $0.1 million in proceeds from the disposition of assets.

Net cash used in investing activities of $1.5 million for the three months ended March 31, 2014 consisted of $1.3 million to remodel the new Poznan casino location, convert slot machines from cash to ticket in ticket out machines and purchase new slot machines for the casinos operated by Casinos Poland and $0.2 million to purchase slot machines for the Mein Schiff 3, Insignia and Nova Star ship-based casinos.

Net cash provided by financing activities of $6.7 million for the three months ended March 31, 2015 consisted of $6.7 million cash received under various loan agreements net of principal repayments.

Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2014 consisted of $0.8 million cash received under various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2015. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2015. The repurchase program has no set expiration or termination date.

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

We believe that our cash at March 31, 2015, as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement to fund the remaining construction costs for the REC project, estimated at $3.0 million, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $21.7 million of our total $25.9 million in cash and cash equivalents at March 31, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no significant changes in our exposure to market risks from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures –  Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the period covered by this report. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2015. There were no repurchases of common stock during the three months ended March 31, 2015.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1*	Annex No. 1 to Credit Facility Agreement No. 02/408/13/Z/OB, dated as of March 26, 2015, by and between Casinos Poland Sp. z o.o. and mBank SA.

31.1*	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 8, 2015

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*	Annex No. 1 to Credit Facility Agreement No. 02/408/13/Z/OB, dated as of March 26, 2015, by and between Casinos Poland Sp. z o.o. and mBank SA.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.