Form 10-Q
period 2015-06-30
CENTURY CASINOS INC /CO/
filed 2015-08-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

24,397,307 shares of common stock, $0.01 par value per share, were outstanding as of July 27, 2015.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$28,925	$24,741
Receivables, net	3,571	1,569
Prepaid expenses	1,209	2,307
Inventories	567	636
Deferred income taxes	242	310
Restricted cash	0	257
Other current assets	83	343
Total Current Assets	34,597	30,163

Property and equipment, net	137,412	134,627
Goodwill	10,907	11,629
Deferred income taxes	4,910	3,476
Casino licenses	3,545	4,026
Trademark	1,733	1,831
Cost investment	1,000	1,000
Deposits and other	289	360
Deferred financing costs	351	355
Total Assets	$194,744	$187,467

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,798	$5,272
Accounts payable	2,299	3,441
Accrued liabilities	6,120	6,817
Accrued payroll	3,705	4,082
Taxes payable	3,231	4,799
Contingent liability (note 8)	3,194	3,560
Deferred income taxes	157	157
Total Current Liabilities	25,504	28,128

Long-term debt, less current portion	37,859	32,977
Taxes payable and other	602	517
Deferred income taxes	2,976	3,419
Total Liabilities	66,941	65,041
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,397,307 and 24,381,057 shares issued and outstanding	244	244
Additional paid-in capital	76,478	76,169
Retained earnings	54,093	45,651
Accumulated other comprehensive earnings	(7,511)	(3,636)
Total Century Casinos, Inc. shareholders' equity	123,304	118,428
Non-controlling interest	4,499	3,998
Total Equity	127,803	122,426
Total Liabilities and Equity	$194,744	$187,467

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2015	2014	2015	2014
Operating revenue:
Gaming	$30,470	$29,183	$58,649	$55,299
Hotel	400	395	787	795
Food and beverage	3,218	2,737	5,785	5,443
Termination of concession agreements	3,365	0	3,365	0
Other	2,595	1,160	3,769	2,855
Gross revenue	40,048	33,475	72,355	64,392
Less: Promotional allowances	(2,173)	(1,920)	(4,076)	(3,727)
Net operating revenue	37,875	31,555	68,279	60,665
Operating costs and expenses:
Gaming	14,206	16,077	28,895	31,352
Hotel	139	139	267	289
Food and beverage	2,834	2,317	4,981	4,554
General and administrative	10,967	10,740	20,494	19,395
Depreciation and amortization	1,890	1,960	3,702	3,770
Total operating costs and expenses	30,036	31,233	58,339	59,360
Earnings from operations	7,839	322	9,940	1,305
Non-operating income (expense):
Interest income	1	47	15	61
Interest expense	(1,034)	(697)	(1,712)	(1,382)
Gain on foreign currency transactions and other	407	45	902	175
Non-operating (expense), net	(626)	(605)	(795)	(1,146)
Earnings (loss) before income taxes	7,213	(283)	9,145	159
Income tax (benefit) provision	(406)	433	29	648
Net earnings (loss)	7,619	(716)	9,116	(489)
Net (earnings) loss attributable to non-controlling interests	(1,022)	872	(674)	1,156
Net earnings attributable to Century Casinos, Inc. shareholders	$6,597	$156	$8,442	$667

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.27	$0.01	$0.35	$0.03
Diluted	$0.27	$0.01	$0.35	$0.03
Weighted average shares outstanding - basic	24,386	24,381	24,384	24,380
Weighted average shares outstanding - diluted	24,428	24,420	24,424	24,389

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2015	2014	2015	2014

Net earnings (loss)	$7,619	$(716)	$9,116	$(489)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,055	1,489	(4,139)	(328)
Other comprehensive income (loss)	1,055	1,489	(4,139)	(328)
Comprehensive income (loss)	$8,674	$773	$4,977	$(817)
Comprehensive (income) loss attributable to non-controlling interests	(1,022)	872	(674)	1,156
Foreign currency translation adjustments	(109)	(26)	399	83
Comprehensive income attributable to Century Casinos, Inc. shareholders	$7,543	$1,619	$4,702	$422

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF EQUITY
Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	667	667	(1,156)	(489)
Foreign currency translation adjustment	0	0	0	(246)	0	(246)	(83)	(329)
Amortization of stock-based compensation	0	0	43	0	0	43	0	43
Distribution to non-controlling interest	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	3	0	3
BALANCE AT June 30, 2014	24,381,057	$244	$75,184	$1,762	$45,086	$122,276	$6,121	$128,397

BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	8,442	8,442	674	9,116
Foreign currency translation adjustment	0	0	0	(3,740)	0	(3,740)	(399)	(4,139)
Amortization of stock-based compensation	0	0	807	0	0	807	0	807
Distribution to non-controlling interest	0	0	0	0	0	0	(490)	(490)
Exercise of stock options	16,250	0	83	0	0	83	0	83
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT June 30, 2015	24,397,307	$244	$76,478	$(7,511)	$54,093	$123,304	$4,499	$127,803

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
Amounts in thousands	2015	2014

Cash Flows from Operating Activities:
Net earnings (loss)	$9,116	$(489)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,702	3,770
Casino license impairment	0	198
Loss on disposition of fixed assets	146	602
Unrealized loss on interest rate swaps	173	0
Amortization of stock-based compensation expense	807	43
Amortization of deferred financing costs	62	39
Deferred taxes	(1,810)	(236)
Changes in Operating Assets and Liabilities:
Receivables	(2,062)	(191)
Prepaid expenses and other assets	1,467	1,108
Accounts payable	(1,732)	(1,293)
Accrued liabilities	(797)	640
Inventories	30	(137)
Other operating liabilities	4	14
Accrued payroll	(248)	289
Taxes payable	(1,452)	(1,640)
Contingent liability payment	(159)	0
Net cash provided by operating activities	7,247	2,717
Cash Flows used in Investing Activities:
Purchases of property and equipment	(11,796)	(5,090)
Proceeds from disposition of assets	696	1
Note receivable proceeds	0	65
Net cash used in investing activities	(11,100)	(5,024)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	11,243	3,040
Principal repayments	(2,271)	(1,307)
Distribution to non-controlling interest	(490)	(281)
Exercise of stock options	83	3
Net cash provided by financing activities	8,565	1,455

-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months ended June 30,
Amounts in thousands	2015	2014

Effect of Exchange Rate Changes on Cash	$(528)	$0

Increase (decrease) in Cash and Cash Equivalents	$4,184	$(852)

Cash and Cash Equivalents at Beginning of Period	$24,741	$27,348
Cash and Cash Equivalents at End of Period	$28,925	$26,496
Supplemental Disclosure of Cash Flow Information:
Interest paid	$399	$252
Income taxes paid	$2,036	$1,616
Non-cash investing activities:
Purchase of property, plant and equipment on account	$965	$1,378
Conversion of CDR equity (note 3)	$716	$0

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2015, the Company owned casino operations in North America; managed cruise ship-based casinos on international waters; held a majority ownership interest in nine casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in Southern Alberta, Canada; managed a casino in Aruba and had an agreement to provide gaming services in Argentina.

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

The Company operates 11 ship-based casinos onboard the ships of the following three cruise lines: TUI Cruises, Windstar Cruises, and Nova Star Cruises Ltd.

In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. Windstar Cruises launched two additional ships, the Star Breeze and Star Legend, in May 2015. The Company operates the ship-based casinos onboard each of these ships.

In February 2014, the Company signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations in May 2014 and operates on a seasonal basis.  Operations for the 2015 season began in June 2015.

In June 2014, TUI Cruises launched the Mein Schiff 3 and the Company currently operates the ship-based casino onboard this ship. Also, in November 2014, the Company amended its concession agreement with TUI Cruises to include its operation of the ship-based casino onboard the Mein Schiff 4, a new 2,500 passenger ship that began operations in May 2015. The Company currently operates the ship-based casino onboard this ship.

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company transitioned operations of the eight ship-based casinos that it operated onboard Oceania and Regent vessels to Norwegian throughout April and May 2015. As consideration for the early termination of the concession agreements, the Company received $4.0 million in June 2015. The Company recorded this on its condensed consolidated statement of earnings (loss) under operating income less $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement. The Company also entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company is providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million.

The Company has a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. In July 2015, the Radisson Aruba Resort, Casino & Spa was sold and rebranded as Hilton Aruba Caribbean Resort and Casino. The Company’s management agreement was assumed in the sale and no changes were made to the agreement. The Company receives a management fee consisting of a fixed fee plus a percentage of the casino’s gross revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

In November 2012, CCE signed credit and management agreements with United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR" or “Century Downs”) in connection with the development and operation of a REC in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement, CCE acquired 15% of CDR, controls the CDR board of directors, manages the development and operation of the REC project and had the right to convert CAD 11 million that CCE had loaned to CDR into an additional 60% ownership interest in CDR. The Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest on November 29, 2013 and, as a result of the consolidation, the loans between CDR and CCE are considered intercompany transactions and eliminated upon consolidation.  On March 20, 2015, CCE converted CAD 11 million of loans made to CDR into an additional 60% ownership interest in CDR. Unaffiliated shareholders own the remaining 25% of CDR, and the Company accounts for and reports the 25% CDR ownership interest as a non-controlling financial interest. See Note 3 for additional information related to CDR.  The casino at the REC opened on April 1, 2015, and the racing season started on April 25, 2015.

In October 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE. The Company reports its 7.5% ownership interest in MCE using the cost method of accounting and reports the $1.0 million investment on the condensed consolidated balance sheet. See Note 4 for additional information related to MCE.

In October 2014, CCE and MCE also entered into a Consulting Services Agreement pursuant to which CCE will provide advice on casino matters. Through the Consulting Services Agreement, CCE receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

In December 2014, the Company announced that it had been selected by Horse Racing Alberta (“HRA”) to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. On January 6, 2015, the Company formed a new subsidiary, Century Bets! Inc. (“CBS”), together with Rocky Mountain Turf Club (“RMTC”), to operate the off-track betting network. The Company has a  75% ownership interest in CBS, and RMTC has a  25% ownership interest in CBS. CBS began operating the pari-mutuel network on  May 4, 2015. The pari-mutuel network consists of agreements with racetracks throughout North America and world-wide for the sourcing of common pool pari-mutuel wagering content. CBS also provides pari-mutuel wagering content and live video to off-track betting parlors throughout Southern Alberta. See Note 4 for additional information related to CBS. The Company accounts for and reports RMTC’s 25% ownership interest in CBS as a non-controlling financial interest.

As a result of the Company’s recent and continuing expansion efforts, during the fourth quarter of 2014, the Company reorganized its internal management reporting structure. Although the Company’s condensed consolidated results of operations, financial position and cash flows were not impacted, certain reclassifications of previously reported amounts have been made to conform to current year presentation in Note 12 “Segment Information”. These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of earnings (loss) and statements of cash flows.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,	June 30,
Ending Rates	2015	2014	2014
Canadian dollar (CAD)	1.2474	1.1601	1.0676
Euros (€)	0.8967	0.8264	0.7305
Polish zloty (PLN)	3.7550	3.5401	3.0381

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2015	2014	% Change	2015	2014	% Change
Canadian dollar (CAD)	1.2302	1.0905	(12.8%)	1.2354	1.0966	(12.7%)
Euros (€)	0.9041	0.7293	(24.0%)	0.8964	0.7296	(22.9%)
Polish zloty (PLN)	3.6972	3.0382	(21.7%)	3.7104	3.0458	(21.8%)
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  In July 2015, the FASB decided to defer for one year the effective date of ASU 2014-09, which will extend the effective date for public entities to annual reporting periods beginning on or after December 15, 2017, and to permit early adoption of the standard as of the original effective date of ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014‑09, but does not expect the standard to have a significant effect on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”).  The objective of ASU 2015-01 is to eliminate from US GAAP the concept of an extraordinary item. ASU 2015-01 is effective for fiscal years ending after December 15, 2015, and interim periods within those annual periods. The Company has assessed the new standard and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to present debt issuance costs as a direct deduction from the related debt liability. ASU 2015-03 is effective for fiscal years ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 is permitted. The Company is continuing to assess the new standard but does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The objective of ASU 2015-05 is to provide guidance on accounting for cloud computing fees. ASU 2015-05 is effective for fiscal years ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-05 is permitted. The Company is continuing to assess the new standard but does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3.CENTURY DOWNS RACETRACK AND CASINO

In November 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a  REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors and manages the development and operation of the REC project and had the right to convert CAD 11 million of the amounts loaned to CDR into an additional ownership position in CDR of up to 60%. As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest and, as a result, the loans between CDR and CCE are considered an intercompany transaction and eliminated upon consolidation.  On March 20, 2015, CCE converted CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As of March 20, 2015, the Company, through its subsidiary, CCE, had a 75% ownership interest in CDR.  Unaffiliated shareholders own the remaining 25% of CDR. The Company accounts for and reports the remaining 25% CDR ownership interest as a non-controlling financial interest.

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

Contingent Liability

In February 2013, 1369454 Alberta Ltd. filed a lawsuit against CDR for previously owed money not paid by CDR.  The case was settled in April 2013, and CDR issued a promissory note to pay 1369454 Alberta Ltd. CAD 0.2 million ($0.2 million based on the exchange rate in effect on June 30, 2015). The promissory note was paid and the contingent liability was removed from the condensed consolidated balance sheets on April 2, 2015.

Restricted Cash

The Company’s subsidiary CCE loaned $0.2 million to CDR in December 2013 to pay outstanding Canadian federal tax owed by CDR. The unsecured note was paid on December 4, 2014 and had a 4% interest rate. The note was paid following the release of $0.2 million of restricted cash from escrow held with a third party in connection with CDR’s land lease in December 2014.

Equity Conversion

On March 20, 2015, CCE converted CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As a result of the conversion, the Company recognized $0.6 million in additional paid-in capital and $0.1 million in accumulated other comprehensive income that was previously attributed to non-controlling interest.

Distribution to Non-Controlling Interest

CDR has an agreement with its non-controlling shareholders to distribute any funds received by CDR related to infrastructure built during the development of the REC project.  After CCE’s conversion of CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR,  all funds received related to the infrastructure are distributed to CDR’s non-controlling shareholders as stated in the Credit Agreement between CCE and CDR. During the quarter ended June 30, 2015, the Company distributed $0.5 million related to the infrastructure to CDR’s non-controlling shareholders.

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

Century Bets! Inc.

On January 6, 2015, CCE, together with RMTC, formed a new subsidiary, CBS, to operate the pari-mutuel off-track betting network in Southern Alberta. CCE has a 75% ownership interest in CBS and RMTC has a 25% ownership interest in CBS. CCE has appointed three directors to the board of directors of CBS. The Company accounts for and reports the 25% ownership interest of RMTC as a non-controlling financial interest.

Acquisition costs of less than $0.1 million were incurred in connection with forming CBS. These costs include legal fees and were recorded as general and administrative expenses in the fourth quarter of 2014.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Our reporting units with goodwill balances as of June 30, 2015 include our Edmonton casino property and our CDR and CPL operations. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill have been recorded at our Edmonton property, CDR or CPL.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL for the six months ended June 30, 2015 are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – January 1, 2015	$4,237	$163	$7,229	$11,629
Effect of foreign currency translation	(297)	(11)	(414)	(722)
Balance -- June 30, 2015	$3,940	$152	$6,815	$10,907

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

As of June 30, 2015, the carrying amounts of the trademarks were as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2015	$108	$1,723	$1,831
Effect of foreign currency translation	0	(98)	(98)
Balance -- June 30, 2015	$108	$1,625	$1,733

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

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s condensed consolidated balance sheets.  In June 2014, the Casinos Poland management board decided to suspend operations at the Sosnowiec casino for a limited time. The casino reopened on a limited basis in February 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017. Based on the decision to suspend operations in June 2014, the Company evaluated the carrying amount of the Sosnowiec casino license and impaired the Sosnowiec casino license and charged $0.2 million to operating costs and expenses in the second quarter of 2014. Changes in the carrying amount of the Casinos Poland licenses for the six months ended June 30, 2015 are as follows:

Amounts in thousands	Casinos Poland
Balance – January 1, 2015	$1,284
Amortization	(219)
Effect of foreign currency translation	(70)
Balance -- June 30, 2015	$995

As of June 30, 2015, estimated amortization expense for the CPL casino licenses over the next five years is as follows:

Amounts in thousands
2015	$206
2016	388
2017	295
2018	92
2019	14
$995

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 2.4 years.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from HRA.  The licenses were issued in November 2013 pending final approval of the REC project from the AGLC. The AGLC granted the final approval for the licenses on March 19, 2015. The licenses are reported as indefinite lived intangible assets on the Company’s condensed consolidated balance sheets.  No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses for the six months ended June 30, 2015 are as follows:

Amounts in thousands	Century Downs
Balance – January 1, 2015	$2,742
Effect of foreign currency translation	(192)
Balance -- June 30, 2015	$2,550

6.PROMOTIONAL ALLOWANCES

Hotel accommodations, bowling, food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of provided promotional allowances is included in casino expenses. For the three and six months ended June 30, 2015 and 2014, the cost of providing promotional allowances were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Amounts in thousands
Hotel	$19	$21	$35	$42
Food and beverage	260	258	497	515
	$279	$279	$532	$557

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2015 and December 31, 2014, the outstanding balance of this liability was $0.7 and $0.9 million, respectively.

7.  LONG-TERM DEBT

Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
Amounts in thousands	2015	2014
Credit agreement - Bank of Montreal	$24,012	$16,383
Credit agreement - Casinos Poland	2,530	3,446
Credit facility - Casinos Poland	2,454	1,506
Capital leases - Casinos Poland	31	108
Financing obligation - CDR land lease	15,630	16,806
Total long-term debt	$44,657	$38,249
Less current portion	(6,798)	(5,272)
Long-term portion	$37,859	$32,977

The consolidated weighted average interest rate on all Company debt was 9.44% for the six months ended June 30, 2015.  In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  Each of the interest rate swap agreements is for CAD 11.0 million ($8.8 million based on the exchange rate in effect on June 30, 2015) at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statement of earnings (loss).  The Company pays a floating interest rate on its remaining CAD 8.0 million ($6.5 million based on the exchange rate in effect on June 30, 2015) in borrowings under the BMO Credit Agreement, and the current interest rate is approximately 4.00%. The Company pays a weighted average interest rate of 3.48% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the interest rates of the BMO Credit Agreement and the weighted average interest of 3.48% on the CPL loan agreements due to the CDR financing obligation, on which the Company pays an implicit interest rate of 10.0%, and the fair value impact of the interest rate swap agreements on interest expense. See Note 11 for additional information on the interest rate swap agreements.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of June 30, 2015, the Company had borrowed CAD 33.8 million, of which the outstanding balance was CAD 29.9 million  ($24.0 million based on the exchange rate in effect on June 30, 2015) and the Company had approximately CAD 5.3 million ($4.2 million based on the exchange rate in effect on June 30, 2015) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project (Note 3). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin.  Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings (loss) for each of the three and six months ended June 30, 2015 and June 30, 2014.  The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of June 30, 2015.

Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the quarterly periods ended June 30, 2015 and 2014. These costs are included in interest expense in the condensed consolidated statements of earnings (loss).

Casinos Poland

As of June 30, 2015, CPL had debt totaling PLN 18.8 million ($5.0 million based on the exchange rate in effect on June 30, 2015). The debt includes two credit agreements,  one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of June 30, 2015, the amount outstanding on the term loan was PLN 6.8 million ($1.8 million based on the exchange rate in effect on June 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a  three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of June 30, 2015, the amount outstanding on the term loan was PLN 2.7 million ($0.7 million based on the exchange rate in effect on June 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of June 30, 2015, the amount outstanding was PLN 9.2 million ($2.5 million based on the exchange rate in effect on June 30, 2015) and CPL has approximately PLN 1.8 million ($0.5 million based on the exchange rate in effect on June 30, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of June 30, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of June 30, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on June 30, 2015).  The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of June 30, 2015 and $0.3 million as of December 31, 2014. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($15.6 million based on the exchange rate in effect on June 30, 2015) and the implicit interest rate was 10.0%.

As of June 30, 2015, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2015	$1,358	$0	$3,284	$4,642
2016	2,715	0	1,491	4,206
2017	2,715	0	240	2,955
2018	2,715	0	0	2,715
2019	14,509	0	0	14,509
Thereafter	0	15,630	0	15,630
Total	$24,012	$15,630	$5,015	$44,657

8.COMMITMENTS AND CONTINGENCIES

Litigation

Casinos Poland

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) started conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. The Company has recorded a contingent liability on its condensed consolidated balance sheet and the balance for all open periods as of June 30, 2015 is estimated at PLN 12.0 million ($3.2 million based on the exchange rate in effect on June 30, 2015).

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

Standby Letter of Credit

Century Downs Racetrack and Casino

On February 25, 2015, the Company, through its subsidiary Century Resorts Alberta Inc., entered into a standby letter of credit with the Bank of Montreal for CAD 0.3 million ($0.2 million based on the exchange rate in effect on June 30, 2015). The letter of credit is imposed by Rocky View County and covers 150% of the landscaping cost of the REC project. The letter of credit has an expiration date of September 30, 2015.

9.INCOME TAXES

The Company’s pre-tax income (loss), income tax expense (benefit) and effective tax rate by jurisdiction are summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2015			ended June 30, 2014
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$4,082	$515	12.6%	$1,696	$706	41.6%
United States	(1,348)	107	(7.9%)	(986)	30	(3.0%)
Mauritius*	3,360	90	2.7%	36	1	2.8%
Austria	542	(1,202)	(221.8%)	18	1	5.6%
Poland	2,509	519	20.7%	(605)	(90)	14.9%
Total	$9,145	$29	0.3%	$159	$648	407.5%

*Ship-based casinos

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2015, the Company recognized income tax expense of less than $0.1 million on pre-tax income of $9.1 million, representing an effective income tax benefit rate of 0.3% compared to an income tax expense of $0.6 million on pre-tax income of $0.2 million, representing an effective income tax rate of 407.5% for the same period in 2014. The estimated effective tax rate for 2015 is 16.98% before discrete items. This estimated effective tax rate is significantly impacted by the reduction of the Austrian valuation allowance discussed below.

The decrease in the effective tax rate compared to the same period in 2014 is primarily the result of the reduction of the Austrian valuation allowance in the second quarter of 2015. The Company analyzed the likelihood of future realization of its deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, the Company concluded that its Austrian operations had attained a sustained level of profitability sufficient to reduce its valuation allowance in that jurisdiction. Based on this conclusion, the valuation allowance against deferred tax assets in Austria was reduced to zero during the second quarter of 2015, resulting in a tax benefit of $1.5 million.

Additionally, there is a lower effective tax rate for the Company’s Canadian operations due to exchange rate benefits and a valuation allowance maintained for Century Downs deferred tax assets. The effective tax rate in Canada also is impacted by the fair value measurement of the interest rate swap agreements for the Company’s Edmonton property. The Company continues to maintain a full valuation allowance on all of its U.S. deferred tax assets and on certain Canadian deferred tax assets.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2015	2014	2015	2014
Weighted average common shares, basic	24,386	24,381	24,384	24,380
Dilutive effect of stock options	42	39	40	9
Weighted average common shares, diluted	24,428	24,420	24,424	24,389

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2015	2014	2015	2014
Stock options	1,469	38	1,469	68

11.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	June 30, 2015
	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(171)	$0

(a) See “Derivative Instruments” section below for detailed information regarding our interest rate swaps.

There were no recurring fair value measurements as of December 31, 2014.

Non-Recurring Fair Value Measurements

The Company applies the provision of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement that bears interest at the lenders’ variable rate and the carrying value of the CPL debt approximate fair value as of June 30, 2015 and December 31, 2014. Based on prices for identical or similar instruments in markets that are not active, recently negotiated terms of the debt and a large portion of the debt being current, the estimated fair values of the outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The carrying value of the CDR debt approximates fair value as of June 30, 2015 and December 31, 2014 because the debt bears interest at a rate implicit in the CDR land lease and, as a result, the estimated fair value of the Company’s CDR debt is designated as a Level 3 measurement in the fair value hierarchy. As of June 30, 2015, the carrying amount of CDR’s land lease was CAD 19.5 million ($15.6 million based on the exchange rate in effect on June 30, 2015) with an effective interest rate of 11.4%. Due to the nature of the land lease financing obligation, there is no maturity date until CDR exercises its option to purchase the land. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, we began using interest rate swaps to mitigate the risk of variable interest rates under our BMO Credit Agreement. As of June 30, 2015, we had two interest rate swap agreements outstanding each with a total notional amount of CAD 11.0 million ($8.8 million based on the exchange rate in effect on June 30, 2015) at a fixed CDOR rate of 3.92% and 3.89%, respectively, that were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in fair value of the swap agreements are recognized in interest expense.

The following table summarizes the effects of derivative instruments on the condensed consolidated statements of earnings (loss) for the three and six months ended June 30, 2015 and 2014.

Amounts in thousands
Derivatives not designated as	Income Statement	For the three months ended June 30,		For the six months ended June 30,
ASC 815 hedges	Classification	2015	2014	2015	2014
Interest Rate Swaps	Interest Expense	$289	$0	$289	$0

The following table summarizes the location and fair value amounts of our derivative instruments in the condensed consolidated balance sheets as of June 30, 2015. There were no derivative instruments as of December 31, 2014.

Amounts in thousands		As of June 30, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(100)	$0	$(100)
Interest rate swaps - non-current	Taxes payable and other	(71)	0	(71)
Total derivative liabilities		$(171)	$0	$(171)

12.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. The Company’s operations related to concession, management and consulting fee revenues and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

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

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following tables provide information regarding the Company’s segments for the three and six months ended June 30, 2015 and 2014:

Amounts in thousands	For the three months ended June 30, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$13,309	$7,210	$12,875	$4,481	$37,875

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,258	$718	$568	$3,053	$6,597
Interest expense (income), net	992	0	43	(2)	1,033
Income taxes (benefit)	611	362	268	(1,647)	(406)
Depreciation and amortization	573	632	636	49	1,890
Non-controlling interests	738	0	284	0	1,022
Non-cash stock-based compensation	0	0	0	419	419
Gain (loss) on foreign currency transactions and other	(357)	0	(35)	(15)	(407)
Loss on disposition of fixed assets	3	0	22	0	25
Acquisition costs	(36)	0	0	36	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$4,782	$1,712	$1,786	$(1,472)	$6,808

Net operating revenue for Corporate and Other of $0.9 million, $0.1 million, $0.1 million, and $3.4 million was attributable to cruise ships operating on international waters, Aruba, Argentina, and the termination of the concession agreements, respectively. Other one-time (income) costs for the three months ended June 30, 2015 for Corporate and Other were attributable to the termination of the concession agreements.

Amounts in thousands	For the three months ended June 30, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$8,708	$6,740	$14,248	$1,859	$31,555

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,430	$392	$(348)	$(1,318)	$156
Interest expense (income), net	596	0	67	(13)	650
Income taxes (benefit)	632	233	(71)	(361)	433
Depreciation and amortization	490	594	723	153	1,960
Non-controlling interests	(698)	0	(174)	0	(872)
Non-cash stock-based compensation	0	0	0	21	21
Gain (loss) on foreign currency transactions and other	26	0	(68)	(3)	(45)
Loss on disposition of fixed assets	0	1	737	3	741
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	0	0	110	0	110
Adjusted EBITDA	$2,476	$1,220	$976	$(1,518)	$3,154

Net operating revenue for Corporate and Other of $1.8 million and $0.1 million was attributable to cruise ships operating on international waters and Aruba, respectively. Other one-time (income) costs for the three months ended June 30, 2014 for Poland were the costs associated with relocating the Poznan casino to the four star Hotel Andersia.

Amounts in thousands	For the six months ended June 30, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$21,754	$14,003	$26,409	$6,113	$68,279

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,392	$1,194	$1,351	$1,505	$8,442
Interest expense (income), net	1,625	0	78	(6)	1,697
Income taxes (benefit)	957	731	516	(2,175)	29
Depreciation and amortization	992	1,266	1,247	197	3,702
Non-controlling interests	(1)	0	675	0	674
Non-cash stock-based compensation	0	0	0	807	807
Gain (loss) on foreign currency transactions and other	(519)	0	(368)	(15)	(902)
Loss on disposition of fixed assets	3	0	142	1	146
Acquisition costs	0	0	0	0	0
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$7,794	$3,191	$3,641	$(3,051)	$11,575

Net operating revenue for Corporate and Other of $2.4 million, $0.2 million, $0.1 million, and $3.4 million was attributable to cruise ships operating on international waters, Aruba, Argentina, and the termination of the concession agreements, respectively. Other one-time (income) costs for the six months ended June 30, 2015 for Corporate and Other was attributable to the termination of the concession agreements.

Amounts in thousands	For the six months ended June 30, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$17,271	$13,201	$26,661	$3,532	$60,665

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,908	$601	$(317)	$(2,525)	$667
Interest expense (income), net	1,186	0	162	(27)	1,321
Income taxes (benefit)	1,012	369	(91)	(642)	648
Depreciation and amortization	945	1,128	1,416	281	3,770
Non-controlling interests	(998)	0	(158)	0	(1,156)
Non-cash stock-based compensation	0	0	0	43	43
Gain (loss) on foreign currency transactions and other	(22)	0	(164)	11	(175)
Loss on disposition of fixed assets	0	1	796	3	800
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	(103)	0	110	0	7
Adjusted EBITDA	$4,928	$2,099	$1,754	$(2,856)	$5,925

Net operating revenue for Corporate and Other of $3.3 million and $0.2 million was attributable to cruise ships operating on international waters and Aruba, respectively. Other one-time (income) costs for the six months ended June 30, 2014 for Canada were the insurance proceeds received from a damaged barn and for Poland were the costs associated with relocating the Poznan casino to the four star Hotel Andersia.

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

EXECUTIVE OVERVIEW

Overview

Since our inception in 1992, we have been primarily engaged in developing and operating gaming establishments and related lodging, restaurant and entertainment facilities. Our primary source of revenue is from the net proceeds of our gaming machines and tables, with ancillary revenue generated from hotel, restaurant, horse racing (including off-track betting), bowling and entertainment facilities that are in most instances a part of the casinos.

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

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 494 slot machines and 80 tables. The following table summarizes the Polish cities in which CPL operated as of June 30, 2015, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Warsaw	1.7 million	LIM Center	60	4
Krakow	760,000	Dwor Kosciuszko Hotel	55	8
Lodz	730,000	Manufaktura Entertainment Complex	58	10
Wroclaw	630,000	HP Park Plaza Hotel	70	12
Poznan	550,000	Hotel Andersia	55	9
Katowice	310,000	Altus Building	69	9
Sosnowiec*	220,000	Sosnowiec City Center	10	1
Plock	130,000	Hotel Plock	47	4

*Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

We also operate 11 ship-based casinos onboard ships of the following three cruise lines: TUI Cruises, Windstar Cruises, and Nova Star Cruises, Ltd. As of June 30, 2015, we had a total of 217 slot machines and 25 tables onboard the 11 cruise ships where we operated casinos. In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian throughout April and May 2015. We also entered into a two-year consulting agreement that became effective on June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million.

The following table summarizes the cruise lines for which we have entered into agreements and the associated ships on which we operated ship-based casinos as of June 30, 2015.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	12	0
TUI Cruises	Mein Schiff 3 *	20	1
TUI Cruises	Mein Schiff 4 *	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride **	7	3
Windstar Cruises	Star Breeze **	11	3
Windstar Cruises	Star Legend **	11	2
Nova Star Cruises Ltd.	Nova Star ***	70	2

* In June 2014, TUI Cruises launched the Mein Schiff 3, and in May 2015, TUI Cruises launched the Mein Schiff 4. We currently operate the ship-based casinos onboard these ships.

** In May 2014, Windstar Cruises launched the Star Pride, the first of three newly acquired all suite cruise ships. In May 2015, Windstar Cruises launched two additional ships, the Star Breeze and Star Legend. We operate the ship-based casinos onboard these ships.

*** In February 2014, we signed an exclusive agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine and Yarmouth, Nova Scotia. The ferry began operations on May 15, 2014 and operates on a seasonal basis.  The 2015 season began in June 2015.

We have a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. In July 2015, the Radisson Aruba Resort, Casino & Spa was sold and rebranded as Hilton Aruba Caribbean Resort and Casino. Our management agreement was assumed in the sale and no changes were made to the agreement. We receive a management fee consisting of a fixed fee, plus a percentage of the casino’s gross revenues and EBITDA.

In October 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., a company formed in Argentina (“MCE”), for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors. In addition, CCE has a three-year option to purchase up to 50% of the shares of MCE. We report our 7.5% ownership interest in MCE using the cost method of accounting and report the $1.0 million investment on our condensed consolidated balance sheet.

In October 2014, CCE and MCE also entered into a Consulting Services Agreement pursuant to which CCE will provide advice on casino matters. Through the Consulting Services Agreement, CCE receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

In December 2014, we announced that we had been selected by HRA to operate the pari-mutuel off-track horse betting network in Southern Alberta beginning in 2015. On January 16, 2015, we formed a new subsidiary, CBS, to operate the off-track betting network. We own 75% of CBS and RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS began operating the pari-mutuel network on May 4, 2015. The pari-mutuel network consists of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS also provides pari-mutuel wagering content and live video to off-track betting parlors throughout Southern Alberta.

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

The REC project is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The location allows the REC to capture both the north and the northwest Calgary markets, where CDR is the only casino. The REC is located approximately 17 miles from Century Casino Calgary and serves what we believe is a different customer base, including customers who also are interested in horse racing.

The casino opened on April 1, 2015, and the horse racing season began on April 25, 2015. The 2015 horse racing season will be from April to November. The AGLC and HRA have each issued licenses to the REC project. A portion of the gross gaming revenue that CDR receives from HRA is subject to conditions of an agreement between the Albertan government and HRA. This agreement expires on March 31, 2016. While HRA, as representative of the horse racing industry, is working diligently to extend this agreement, there can be no assurance that such an extension can be accomplished or can be accomplished at the same terms and conditions as the original agreement. If the agreement between the Albertan government and HRA is not extended or the terms are changed, our results of operations at CDR may be adversely affected.

On November 29, 2013, CCE finalized an amended credit agreement with CDR in connection with the development of the REC project. Under the amended credit agreement, CCE controls the CDR board of directors and manages the development and operation of the REC project and had the right to convert CAD 11 million of the loans to CDR into an additional ownership interest of 60%. Following the conversion of CAD 11 million of the loans made to CDR into an additional 60% ownership interest, CCE’s ownership interest in CDR is 75%. We account for and report the remaining 25% CDR ownership interest as a non-controlling financial interest. We consolidate CDR as a majority owned subsidiary and, as a result, the loans between CDR and CCE are considered an intercompany transaction and eliminated upon consolidation.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2015	2014	% Change	2015	2014	% Change
Canadian dollar (CAD)	1.2302	1.0905	(12.8%)	1.2354	1.0966	(12.7%)
Euros (€)	0.9041	0.7293	(24.0%)	0.8964	0.7296	(22.9%)
Polish zloty (PLN)	3.6972	3.0382	(21.7%)	3.7104	3.0458	(21.8%)
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings, foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty.  An increase or decrease in the value of these currencies in relation to the value of the U.S. dollar would increase or decrease the earnings from our foreign operations when translated into U.S. dollars.

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming Revenue	$30,470	$29,183	$1,287	4.4%	$58,649	$55,299	$3,350	6.1%
Hotel Revenue	400	395	5	1.3%	787	795	(8)	(1.0%)
Food and Beverage Revenue	3,218	2,737	481	17.6%	5,785	5,443	342	6.3%
Termination of concession agreements	3,365	0	3,365	100.0%	3,365	0	3,365	100.0%
Other Revenue	2,595	1,160	1,435	123.7%	3,769	2,855	914	32.0%
Gross Revenue	40,048	33,475	6,573	19.6%	72,355	64,392	7,963	12.4%
Less Promotional Allowances	(2,173)	(1,920)	253	13.2%	(4,076)	(3,727)	349	9.4%
Net Operating Revenue	37,875	31,555	6,320	20.0%	68,279	60,665	7,614	12.6%
Gaming Expenses	(14,206)	(16,077)	(1,871)	(11.6%)	(28,895)	(31,352)	(2,457)	(7.8%)
Hotel Expenses	(139)	(139)	0	0.0%	(267)	(289)	(22)	(7.6%)
Food and Beverage Expenses	(2,834)	(2,317)	517	22.3%	(4,981)	(4,554)	427	9.4%
General and Administrative Expenses	(10,967)	(10,740)	227	2.1%	(20,494)	(19,395)	1,099	5.7%
Total Operating Costs and Expenses	(30,036)	(31,233)	(1,197)	(3.8%)	(58,339)	(59,360)	(1,021)	(1.7%)
Earnings from Operations	7,839	322	7,517	2334.5%	9,940	1,305	8,635	661.7%
Non-controlling Interest	(1,022)	872	(1,894)	(217.2%)	(674)	1,156	(1,830)	(158.3%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	6,597	156	6,441	4128.8%	8,442	667	7,775	1165.7%
Adjusted EBITDA	$6,808	$3,154	$3,654	115.9%	$11,575	$5,925	$5,650	95.4%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.27	$0.01	$0.26	2600.0%	$0.35	$0.03	$0.32	1066.7%
Diluted Earnings Per Share	$0.27	$0.01	$0.26	2600.0%	$0.35	$0.03	$0.32	1066.7%

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

The period over period increases for both the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 relate primarily to Century Downs and Century Bets!. The casino and racetrack at Century Downs began operating in April 2015, and Century Bets! began operations in May 2015. We have a 75% ownership interest in both Century Downs and Century Bets!. Century Downs contributed a total of $4.7 million in net operating revenue and $0.9 million in net earnings in the second quarter of 2015. Century Bets! contributed a total of $0.8 million in net operating revenue and $0.1 million in net earnings in the second quarter of 2015. Century Downs and Century Bets! are included in the Canada reportable segment. Net operating revenue and net earnings attributable to Century Casinos, Inc. shareholders also increased by $3.4 million for the three and six months ended June 30, 2015 due to the termination of the concession agreements.

Net operating revenue increased by $6.3 million, or 20.0%, and $7.6 million, or 12.6%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

•	Canada increased by $4.6 million, or 52.8%, and $4.5 million, or 26.0%.
•	United States increased by $0.5 million, or 7.0%, and $0.8 million, or 6.1%.
•	Poland decreased by ($1.4) million, or (9.6%), and ($0.3) million, or (0.9%).
•	Corporate and other increased by $2.6 million, or 141.0%, and $2.6 million, or 73.1%.

Operating costs and expenses decreased by ($1.2) million, or (3.8%),  and ($1.0) million, or (1.7%), for the three and six months ended June 30, 2015  compared to the three and six months ended June 30, 2014. Following is a breakout of total operating costs and expenses by segment for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

•	Canada increased by $2.3 million, or 34.9%, and $2.1 million, or 16.0%.
•	United States remained constant and decreased ($0.2) million, or (1.3%).
•	Poland decreased by ($3.1) million, or (20.9%), and ($3.1) million, or (11.3%).
•	Corporate and other decreased by ($0.5) million, or (13.0%), and increased by $0.1 million, or 1.3%.

Earnings from operations increased by $7.5 million, or  2334.5%, and $8.6 million, or 661.7%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

•	Canada increased by $2.3 million, or 113.6%, and $2.4 million, or 58.0%.
•	United States increased by $0.5 million, or 72.8%, and $1.0 million, or 98.5%.
•	Poland increased by $1.7 million, or 289.9%, and $2.8 million, or 496.5%.
•	Corporate and other increased by $3.1 million, or 181.9%, and $2.5 million, or 78.3%.

Net earnings increased by $6.4 million, or 4128.8%,  and $7.8 million, or 1165.7%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, gain (loss) on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under accounting principles generally accepted in the United States of America (“US GAAP”). Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended June 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$2,258	$718	$568	$3,053	$6,597
Interest expense (income), net	992	0	43	(2)	1,033
Income taxes (benefit)	611	362	268	(1,647)	(406)
Depreciation and amortization	573	632	636	49	1,890
Non-controlling interest	738	0	284	0	1,022
Non-cash stock-based compensation	0	0	0	419	419
Gain (loss) on foreign currency transactions and other	(357)	0	(35)	(15)	(407)
Loss on disposition of fixed assets	3	0	22	0	25
Acquisition costs	(36)	0	0	36	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$4,782	$1,712	$1,786	$(1,472)	$6,808

	For the Three Months Ended June 30, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,430	$392	$(348)	$(1,318)	$156
Interest expense (income), net	596	0	67	(13)	650
Income taxes (benefit)	632	233	(71)	(361)	433
Depreciation and amortization	490	594	723	153	1,960
Non-controlling interest	(698)	0	(174)	0	(872)
Non-cash stock-based compensation	0	0	0	21	21
Gain (loss) on foreign currency transactions and other	26	0	(68)	(3)	(45)
Loss on disposition of fixed assets	0	1	737	3	741
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	0	0	110	0	110
Adjusted EBITDA	$2,476	$1,220	$976	$(1,518)	$3,154

	For the Six Months Ended June 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$4,392	$1,194	$1,351	$1,505	$8,442
Interest expense (income), net	1,625	0	78	(6)	1,697
Income taxes (benefit)	957	731	516	(2,175)	29
Depreciation and amortization	992	1,266	1,247	197	3,702
Non-controlling interest	(1)	0	675	0	674
Non-cash stock-based compensation	0	0	0	807	807
Gain (loss) on foreign currency transactions and other	(519)	0	(368)	(15)	(902)
Loss on disposition of fixed assets	3	0	142	1	146
Acquisition costs	0	0	0	0	0
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$7,794	$3,191	$3,641	$(3,051)	$11,575

	For the Six Months Ended June 30, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$2,908	$601	$(317)	$(2,525)	$667
Interest expense (income), net	1,186	0	162	(27)	1,321
Income taxes (benefit)	1,012	369	(91)	(642)	648
Depreciation and amortization	945	1,128	1,416	281	3,770
Non-controlling interest	(998)	0	(158)	0	(1,156)
Non-cash stock-based compensation	0	0	0	43	43
Gain (loss) on foreign currency transactions and other	(22)	0	(164)	11	(175)
(Gain) loss on disposition of fixed assets	0	1	796	3	800
Acquisition costs	0	0	0	0	0
Preopening expenses	0	0	0	0	0
Other one-time (income) costs	(103)	0	110	0	7
Adjusted EBITDA	$4,928	$2,099	$1,754	$(2,856)	$5,925

Reportable Segments

The following discussion provides further detail of consolidated results by segment.

Canada

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$9,247	$6,127	$3,120	50.9%	$15,097	$11,655	$3,442	29.5%
Hotel	159	213	(54)	(25.4%)	337	436	(99)	(22.7%)
Food and Beverage	2,329	1,818	511	28.1%	4,080	3,638	442	12.1%
Other	1,872	851	1,021	120.0%	2,759	2,135	624	29.2%
Gross Revenue	13,607	9,009	4,598	51.0%	22,273	17,864	4,409	24.7%
Less Promotional Allowances	(298)	(301)	(3)	(1.0%)	(519)	(593)	(74)	(12.5%)
Net Operating Revenue	13,309	8,708	4,601	52.8%	21,754	17,271	4,483	26.0%
Gaming Expenses	(2,458)	(2,396)	62	2.6%	(4,453)	(4,682)	(229)	(4.9%)
Hotel Expenses	(49)	(60)	(11)	(18.3%)	(95)	(116)	(21)	(18.1%)
Food and Beverage Expenses	(1,892)	(1,319)	573	43.4%	(3,146)	(2,646)	500	18.9%
General and Administrative Expenses	(4,095)	(2,457)	1,638	66.7%	(6,614)	(4,796)	1,818	37.9%
Total Operating Costs and Expenses	(9,067)	(6,722)	2,345	34.9%	(15,300)	(13,185)	2,115	16.0%
Earnings from Operations	4,242	1,986	2,256	113.6%	6,454	4,086	2,368	58.0%
Non-controlling Interest	(738)	698	(1,436)	(205.7%)	1	998	(997)	(99.9%)
Net Earnings	2,258	1,430	828	57.9%	4,392	2,908	1,484	51.0%
Adjusted EBITDA	$4,782	$2,476	$2,306	93.1%	$7,794	$4,928	$2,866	58.2%

Three Months Ended June 30, 2015 and 2014

Net operating revenue in Canada increased by $4.6 million, or 52.8%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net operating revenue was primarily due to the additional revenue generated from Century Downs, which opened on April 1, 2015, and Century Bets!, which began operating the Southern Alberta pari-mutuel network in May 2015. Net operating revenue from Century Downs increased by $4.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The net operating revenue increase was mainly comprised of gaming revenue of $3.8 million and food and beverage revenue of $0.7 million. Century Bets! added $0.8 million in revenue for the three months ended June 30, 2015. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 12.8% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (the “12.8% exchange rate decrease”).

In CAD, net operating revenue increased by 6.9 million, or 72.3%, primarily due to the increased revenue from Century Downs and the inclusion of revenue from Century Bets! for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Gaming revenue increased by CAD 4.7 million, or 70.7%, due to revenue from Century Downs and increased revenue of CAD 0.2 million, or 4.0%, at our Edmonton location, offset by decreased revenue of (CAD 0.1) million, or (6.1%) in Calgary for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In Edmonton, the increased gaming revenue was due to increased revenue from baccarat, blackjack and roulette for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In Calgary, the decrease in gaming revenue was due to a decrease in the table game hold percentage from 10.8% for the three months ended June 30, 2015 compared to 14.0% for the three months ended June 30, 2014. Food and beverage revenue increased by CAD 0.9 million, or 44.6%, and other revenue increased by CAD 1.4 million, or 142.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to additional revenue from Century Downs and Century Bets!.

Total operating costs and expenses increased by $2.3 million, or 34.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in total operating costs and expenses was primarily due to the additional expenses generated from Century Downs and Century Bets!. Total operating costs and expenses from Century Downs increased by $2.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Century Bets! added $0.6 million in total operating costs and expenses for the three months ended June 30, 2015. The comparable differences in CAD and USD were impacted by the 12.8% exchange rate decrease.

In CAD, total operating costs and expenses increased by 3.8 million, or 52.1%, primarily due to the increased expenses from Century Downs and the inclusion of expenses from Century Bets! for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Century Downs total operating costs and expenses increased by CAD 3.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Century Bets! added CAD 0.7 million in total operating costs and expenses for the three months ended June 30, 2015. In Calgary total operating costs and expenses decreased by (CAD 0.1) million, or (5.8%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a reduction in payroll costs and marketing expenses.

Because of the foregoing, earnings from operations increased by $2.3 million, or 113.6%, net earnings increased by $0.8 million, or 57.9%, and Adjusted EBITDA increased by $2.3 million, or 93.1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In CAD, earnings from operations increased by 3.1 million, or 140.6%, net earnings increased by 1.0 million, or 52.9%, and Adjusted EBITDA increased by 3.2 million, or 117.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The difference between net earnings of CAD 1.0 million compared to earnings from operations of CAD 3.1 million was due to an increase in interest expense of CAD 0.6 million at our Edmonton property and at Century Downs, increased foreign currency losses of CAD 0.3 million at all Canadian properties, increased income tax expense of CAD 0.1 million at all Canadian properties and increased earnings attributable to non-controlling interest of CAD 1.7 million at Century Downs and Century Bets!, offset by CAD 0.6 million of funds received by Century Downs related to infrastructure built during the development of the REC project.

Six Months Ended June 30, 2015 and 2014

Net operating revenue in Canada increased by $4.5 million, or 26.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net operating revenue was primarily due to the additional revenue generated from Century Downs and Century Bets!. Net operating revenue from Century Downs increased by $4.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The additional net operating revenue was mainly comprised of gaming revenue of $3.8 million and food and beverage revenue of $0.7 million. Century Bets! added $0.9 million in revenue for the six months ended June 30, 2015. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 12.7% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (the “12.7% exchange rate decrease”).

In CAD, net operating revenue increased by 7.9 million, or 41.8%, due to the increased revenue from Century Downs and the inclusion of revenue from Century Bets! for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Gaming revenue increased CAD 5.8 million, or 45.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to CAD 4.6 million of gaming revenue generated from Century Downs, increased gaming revenue of CAD 1.0 million, or 10.0%, at our Edmonton property and CAD 0.3 million, or 8.6%, at our Calgary property. In Edmonton, the increase in gaming revenue was due to increased revenue from baccarat, craps and roulette. In Calgary, the increase in gaming revenue was due to increased revenue from blackjack and baccarat for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Food and beverage revenue increased by CAD 1.1 million, or 26.4%, and other revenue increased by CAD 1.1 million, or 45.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the additional revenue from Century Downs and Century Bets! during the second quarter of 2015.

Total operating costs and expenses increased by $2.1 million, or 16.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in total operating costs and expenses was primarily due to the additional expenses from Century Downs and Century Bets! during the second quarter of 2015. Total operating costs and expenses from Century Downs increased by $2.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Century Bets! added $0.6 million in total operating costs and expenses for the six months ended June 30, 2015. The comparable differences in CAD and USD were impacted by the 12.7% exchange rate decrease.

In CAD, total operating costs and expenses increased by 4.4 million, or 30.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Total operating costs and expenses at Century Downs increased by CAD 3.6 million, or 795.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Century Bets! added CAD 0.8 million in total operating costs and expenses for the six months ended June 30, 2015. In Edmonton, total operating costs and expenses increased by CAD 0.2 million, or 2.3%, due to additional payroll of CAD 0.1 million and increased general and administrative expenses of CAD 0.1 million due in part to increased maintenance costs at the property for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In Calgary, total operating costs and expenses decreased by (CAD 0.2) million, or (3.6%), due to decreased payroll expense of (CAD 0.1) million and decreased marketing expenses of (CAD 0.1) million for the six months ended June 30, 2015 compared to the six months ended June 2014.

Because of the foregoing, earnings from operations increased by $2.4 million, or 58.0%, net earnings increased by $1.5 million, or 51.0%, and Adjusted EBITDA increased by $2.9 million, or 58.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In CAD, earnings from operations increased by 3.5 million, or 77.7%, net earnings increased by 1.3 million, or 41.3%, and Adjusted EBITDA increased by 4.2 million, or 78.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The difference between net earnings of CAD 1.3 million compared to earnings from operations of CAD 3.5 million was due to an increase in interest expense of CAD 0.7 million at our Edmonton property and Century Downs, increased foreign currency losses of CAD 1.0 million, increased income tax expense of CAD 0.1 million, and increased earnings attributable to non-controlling interest of CAD 1.0 million, offset by CAD 0.6 million of funds received by Century Downs related to infrastructure built during the development of the REC project.

On March 20, 2015, our subsidiary, CCE, converted CAD 11 million of loans it made to Century Downs into an additional 60% ownership interest in Century Downs. We now own 75% of Century Downs. The non-controlling interest in Century Downs was reported as 85% through March 19, 2015, and as 25% as of March 20, 2015.

United States

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$7,893	$7,305	$588	8.0%	$15,381	$14,287	$1,094	7.7%
Hotel	241	182	59	32.4%	450	359	91	25.3%
Food and Beverage	756	778	(22)	(2.8%)	1,444	1,536	(92)	(6.0%)
Other	101	94	7	7.4%	169	152	17	11.2%
Gross Revenue	8,991	8,359	632	7.6%	17,444	16,334	1,110	6.8%
Less Promotional Allowances	(1,781)	(1,619)	162	10.0%	(3,441)	(3,133)	308	9.8%
Net Operating Revenue	7,210	6,740	470	7.0%	14,003	13,201	802	6.1%
Gaming Expenses	(3,141)	(3,115)	26	0.8%	(6,156)	(6,345)	(189)	(3.0%)
Hotel Expenses	(90)	(80)	10	12.5%	(172)	(173)	(1)	(0.6%)
Food and Beverage Expenses	(575)	(554)	21	3.8%	(1,107)	(1,085)	22	2.0%
General and Administrative Expenses	(1,692)	(1,772)	(80)	(4.5%)	(3,377)	(3,500)	(123)	(3.5%)
Total Operating Costs and Expenses	(6,130)	(6,115)	15	0.2%	(12,078)	(12,231)	(153)	(1.3%)
Earnings from Operations	1,080	625	455	72.8%	1,925	970	955	98.5%
Net Earnings	718	392	326	83.2%	1,194	601	593	98.7%
Adjusted EBITDA	$1,712	$1,220	$492	40.3%	$3,191	$2,099	$1,092	52.0%

Three Months Ended June 30, 2015 and 2014

Net operating revenue in the United States increased by $0.5 million, or 7.0%, due to increased gaming revenue of $0.6 million, or 8.0%, offset by increased promotional allowances of $0.2 million, or 10.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Gaming revenue at our property in Central City increased by $0.4 million, or 8.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to increased slot revenue as a result of increased customer volumes of 8.3%. The completion of road construction on I-70, the main thoroughfare to the property, contributed to the increased customer volumes. At our Cripple Creek property, gaming revenue increased by $0.2 million, or 8.2%, due to increased slot revenue as a result of increased customer volumes of 11.7% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increased revenue was offset by increased promotional allowances at our Central City property. Promotional allowances increased by $0.1 million, or 11.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of an increased level of free play granted to Player’s Club members.

The Central City market increased by 6.5% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and our Central City property’s share of the Central City market remained constant for the same time period.  The Cripple Creek market increased by 4.4% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and our property’s share of the Cripple Creek market increased by 2.9% for the same time period.

Total operating costs and expenses remained constant at both properties for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Because of the foregoing, earnings from operations increased by $0.5 million, or 72.8%, net earnings increased by $0.3 million, or 83.2%, and Adjusted EBITDA increased by $0.5 million, or 40.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The difference between the increase in net earnings of $0.3 million and earnings from operations of $0.5 million was increased income tax expense of $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2015 and 2014

Net operating revenue in the United States increased by $0.8 million, or 6.1%, due to increased gaming revenue of $1.1 million, or 7.7%, offset by increased promotional allowances of $0.3 million, or 9.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Gaming revenue at our property in Central City increased by $0.7 million, or 8.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to increased slot revenue as a result of increased customer volumes of 9.4%. The completion of road construction on I-70, the main thoroughfare to the property, contributed to the increased customer volumes. At our Cripple Creek property, gaming revenue increased by $0.4 million, or 7.0%, due to increased slot revenue as a result of increased customer volumes of 6.9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increased revenue was offset by increased promotional allowances at both properties. In Central City, promotional allowances increased by $0.2 million, or 11.0%, and in Cripple Creek, promotional allowances increased by $0.1 million, or 7.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of an increased level of free play granted to Player’s Club members.

The Central City market increased by 3.9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and our Central City property increased its share of the Central City market by 5.5% for the same time period.  The Cripple Creek market increased by 2.2% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and our property’s share of the Cripple Creek market increased by 5.5% for the same time period.

Total operating costs and expenses decreased by ($0.2) million, or  (1.3%), for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to decreased expenses at our Central City property. The decrease in total operating costs and expenses was due to a decrease in payroll expenses of ($0.2) million, or (6.1%), for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of staff changes and savings on health plan costs.  Total operating costs and expenses at  our Cripple Creek property remained constant for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Because of the foregoing, earnings from operations increased by $1.0 million, or 98.5%, net earnings increased by $0.6 million, or 98.7%, and Adjusted EBITDA increased by $1.1 million, or 52.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The difference between the increase in net earnings of $0.6 million and earnings from operations of $1.0 million was increased income tax expense of $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$12,503	$14,077	$(1,574)	(11.2%)	$25,913	$26,196	$(283)	(1.1%)
Food and Beverage	133	141	(8)	(5.7%)	261	269	(8)	(3.0%)
Other	333	30	303	1010.0%	351	196	155	79.1%
Gross Revenue	12,969	14,248	(1,279)	(9.0%)	26,525	26,661	(136)	(0.5%)
Less Promotional Allowances	(94)	0	94	100.0%	(116)	0	116	100.0%
Net Operating Revenue	12,875	14,248	(1,373)	(9.6%)	26,409	26,661	(252)	(0.9%)
Gaming Expenses	(7,881)	(9,100)	(1,219)	(13.4%)	(16,278)	(17,569)	(1,291)	(7.3%)
Food and Beverage Expenses	(367)	(443)	(76)	(17.2%)	(728)	(823)	(95)	(11.5%)
General and Administrative Expenses	(2,863)	(4,576)	(1,713)	(37.4%)	(5,904)	(7,421)	(1,517)	(20.4%)
Total Operating Costs and Expenses	(11,747)	(14,842)	(3,095)	(20.9%)	(24,157)	(27,229)	(3,072)	(11.3%)
Earnings (Losses) from Operations	1,128	(594)	1,722	289.9%	2,252	(568)	2,820	496.5%
Non-controlling Interest	(284)	174	(458)	(263.2%)	(675)	158	(833)	(527.2%)
Net Earnings	568	(348)	916	263.2%	1,351	(317)	1,668	526.2%
Adjusted EBITDA	$1,786	$976	$810	83.0%	$3,641	$1,754	$1,887	107.6%

Three Months Ended June 30, 2015 and 2014

Net operating revenue from Casinos Poland decreased by ($1.4) million, or (9.6%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in the net operating revenue in USD compared to the increase in net operating revenue in PLN discussed below was due to a decrease in the average exchange rate between the U.S. dollar and the Polish zloty of 21.7% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (the “21.7% exchange rate decrease”).

In PLN, net operating revenue increased by 4.3 million, or 9.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increased revenue was primarily due to increased gaming revenue from slot machines as a result of offering higher quality slot machines and increasing the number of slot machines throughout the casinos by 57 machines for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increased gaming revenue was offset by increased promotional allowances of PLN 0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Casinos Poland began offering promotional allowances in the third quarter of 2014.

Total operating costs and expenses decreased by ($3.1) million, or (20.9%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The larger decrease in total operating costs and expenses in USD compared to the decrease in total operating costs and expenses in PLN discussed below was due to the 21.7% exchange rate decrease.

In PLN, total operating costs and expenses decreased by (1.7) million, or (3.7%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Payroll expenses decreased by (PLN 0.7) million, or (6.7%), and operating expenses decreased by (PLN 0.4) million, or (5.6%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to decreased staff and operating expenses as a result of operating efficiencies from a cost cutting program implemented throughout Casinos Poland. Marketing expenses decreased by (PLN 0.7) million, or (32.3%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to decreased promotional events held at the casinos. Total operating costs and expenses also decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to additional expenses of PLN 2.2 million for the three months ended June 30, 2014 from the write down of the Sosnowiec casino license and leasehold improvements. These decreased expenses were offset by increased gaming tax expense of PLN 2.3 million, or 10.9%, as a result of increased gaming revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Because of the foregoing, earnings from operations increased by $1.7 million, or 289.9%, net earnings increased by $0.9 million, or 263.2%, and Adjusted EBITDA increased by $0.8 million, or 83.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In PLN, earnings from operations increased by 6.0 million, or 328.7%, net earnings increased by 3.2 million, or 294.7%, and Adjusted EBITDA increased by 3.6 million, or 122.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net earnings of PLN 3.2 million differs from the increase in earnings from operations of PLN 6.0 million due to increased income tax expense of PLN 1.2 million and increased earnings attributable to non-controlling interests of PLN 1.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Net operating revenue from Casinos Poland decreased by ($0.3) million, or (0.9%), for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in the net operating revenue in USD compared to the increase in net operating revenue in PLN discussed below was due to a decrease in the average exchange rate between the U.S. dollar and the Polish zloty of 21.8% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (the “21.8% exchange rate decrease”).

In PLN, net operating revenue increased by 16.6 million, or 20.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increased revenue was primarily due to increased gaming revenue from slot machines and table games as a result of offering higher quality slot machines, increasing the number of slot machines throughout the casinos by 57 machines and increased roulette play for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increased gaming revenue was offset by increased promotional allowances of PLN 0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Casinos Poland began offering promotional allowances in the third quarter of 2014.

Total operating costs and expenses decreased by ($3.1) million, or (11.3%), for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in total operating costs and expenses in USD compared to the increase in total operating costs and expenses in PLN discussed below was due to the 21.8% exchange rate decrease.

In PLN, total operating costs and expenses increased by 6.7 million, or 8.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Payroll expenses decreased by (PLN 0.6) million, or (2.9%), and operating expenses decreased by (PLN 0.1) million, or (0.1%), for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to decreased staff and operating expenses as a result of operating efficiencies from a cost cutting program implemented throughout Casinos Poland. Marketing expenses increased by PLN 0.7 million, or 20.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players. Total operating costs and expenses for the six months ended June 30, 2014 included additional expenses of PLN 2.2 million due to the write down of the Sosnowiec casino license and leasehold improvements. Gaming tax expense increased by PLN 8.7 million, or 22.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of increased gaming revenue.

Because of the foregoing, earnings from operations increased by $2.8 million, or 496.5%, net earnings increased by $1.7 million, or 526.2%, and Adjusted EBITDA increased by $1.9 million, or 107.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In PLN, earnings from operations increased by 10.0 million, or 579.3%, net earnings increased by 5.4 million, or 489.5%, and Adjusted EBITDA increased by 8.1 million, or 150.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net earnings of PLN 5.4 million differs from the increase in earnings from operations of PLN 10.0 million due to increased income tax expense of PLN 2.2 million and increased earnings attributable to non-controlling interests of PLN 2.7 million, offset by decreased interest income and expense of PLN 0.2 million and increased gains on foreign currency translation of PLN 0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Corporate and Other

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$827	$1,674	$(847)	(50.6%)	$2,258	$3,161	$(903)	(28.6%)
Termination of concession agreements	3,365	0	3,365	100.0%	3,365	0	3,365	100.0%
Other	289	185	104	56.2%	490	371	119	32.1%
Net Operating Revenue	4,481	1,859	2,622	141.0%	6,113	3,532	2,581	73.1%
Gaming Expenses	(726)	(1,466)	(740)	(50.5%)	(2,008)	(2,756)	(748)	(27.1%)
General and Administrative Expenses	(2,317)	(1,935)	382	19.7%	(4,599)	(3,678)	921	25.0%
Total Operating Costs and Expenses	(3,092)	(3,554)	(462)	(13.0%)	(6,804)	(6,715)	89	1.3%
Earnings (Losses) from Operations	1,389	(1,695)	3,084	181.9%	(691)	(3,183)	2,492	78.3%
Net Earnings (Loss)	3,053	(1,318)	4,371	331.6%	1,505	(2,525)	4,030	159.6%
Adjusted EBITDA	$(1,472)	$(1,518)	$46	3.0%	$(3,051)	$(2,856)	$(195)	(6.8%)

Three Months Ended June 30, 2015 and 2014

Net operating revenue for Corporate and Other increased by $2.6 million, or 141.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net operating revenue was due to $3.4 million from the termination of the concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015, and revenue from the consulting agreement with Norwegian. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian throughout April and May 2015. Under the two-year consulting agreement, which became effective on June 1, 2015, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable in eight quarterly installments of $250,000 commencing in July 2015. The increase in net operating revenue from the termination of the concession agreements and consulting agreement revenue was offset by the decreased net operating revenue received from operating the eight ship-based casinos onboard Regent and Oceania for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Total operating costs and expenses decreased by ($0.5) million, or (13.0%), for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to decreased expenses in Cruise Ships & Other of ($0.9) million, or (48.1%), as a result of the termination of our agreements to operate eight ship-based casinos. The decrease was offset by increased expenses in Corporate Other, which consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. The increase for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 for Corporate Other was primarily due to increased stock-based compensation expense of $0.4 million.

Because of the foregoing, earnings from operations for Corporate and Other increased by $3.1 million, or 181.9%, net earnings increased by $4.4 million, or 331.6%, and Adjusted EBITDA losses remained constant for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The difference between increased net earnings of $4.4 million and the increased earnings from operations of $3.1 million was due to the reduction of the Austrian tax valuation allowance of $1.5 million, offset by increased income tax expense of $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2015 and 2014

Net operating revenue for Corporate and Other increased by $2.6 million, or 73.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net operating revenue was due to the $3.4 million from the termination of the concession agreements and $0.1 million in other revenue earned from the Norwegian consulting agreement, offset by the decrease in net operating revenue received from operating the eight ship-based casinos onboard Regent and Oceania for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Total operating costs and expenses increased by $0.1 million, or 1.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was due to increased expenses in Corporate Other, which consist primarily of legal and accounting fees, corporate travel expenses, corporate payroll, the amortization of stock-based compensation and other expenses not directly related to any of our individual properties. The increase was primarily due to increased stock-based compensation expense of $0.8 million and increased accounting and auditing fees of $0.3 million. The increased expenses related to Corporate Other were offset by decreased expenses in Cruise Ships & Other of ($0.9) million, or (25.5%), as a result of the termination of the concession agreements to operate the eight Oceania and Regent ship-based casinos.

Because of the foregoing, losses from operations for Corporate and Other decreased by $2.5 million, or 78.3%, net earnings increased by $4.0 million, or 159.6%, and Adjusted EBITDA losses increased by $0.2 million, or 6.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The difference between increased net earnings of $4.0 million and decreased losses from operations of $2.5 million was due to the reduction of the Austrian tax valuation allowance of $1.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,				For the six months ended June 30,
Amounts in thousands	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest Income	1	47	(46)	(97.9%)	15	61	(46)	(75.4%)
Interest Expense	(1,034)	(697)	337	48.4%	(1,712)	(1,382)	330	23.9%
Gain on Foreign Currency Transactions & Other	407	45	362	804.4%	902	175	727	415.4%
Non-Operating (Expense)	$(626)	$(605)	$(21)	(3.5%)	$(795)	$(1,146)	$351	30.6%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our BMO Credit Agreement borrowings, the fair value adjustments for our interest rate swap agreements and interest expense related to the CDR land lease. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions and Other

Gain on foreign currency transactions and other includes $0.5 million received by CDR related to infrastructure built during the development of the REC project for the three and six months ended June 30, 2015. The $0.5 million was distributed to CDR’s non-controlling shareholders through non-controlling interest as part of the credit agreement between CCE and CDR.

Taxes

Our pre-tax income (loss) by jurisdiction is summarized in the table below:

	For the six months			For the six months
Amounts in thousands	ended June 30, 2015			ended June 30, 2014
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$4,082	$515	12.6%	$1,696	$706	41.6%
United States	(1,348)	107	(7.9%)	(986)	30	(3.0%)
Mauritius*	3,360	90	2.7%	36	1	2.8%
Austria	542	(1,202)	(221.8%)	18	1	5.6%
Poland	2,509	519	20.7%	(605)	(90)	14.9%
Total	$9,145	$29	0.3%	$159	$648	407.5%

*Ship-based casinos

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2015, we recognized income tax expense of less than $0.1 million on pre-tax income of $9.1 million, representing an effective income tax benefit rate of 0.3% compared to an income tax expense of $0.6 million on pre-tax income of $0.2 million, representing an effective income tax rate of 407.5% for the same period in 2014. The estimated effective tax rate for 2015 is 16.98% before discrete items. This estimated effective tax rate is significantly impacted by the reduction of the Austrian valuation allowance discussed below.

The decrease in the effective tax rate compared to the same period in 2014 is primarily the result of the reduction of the Austrian valuation allowance in the second quarter of 2015. We analyzed the likelihood of future realization of our deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, we concluded that our Austrian operations had attained a sustained level of profitability sufficient to reduce our valuation allowance in that jurisdiction. Based on this conclusion, the valuation allowance against deferred tax assets in Austria was reduced to zero during the second quarter of 2015, resulting in a tax benefit of $1.5 million.

Additionally, there is a lower effective tax rate for our Canadian operations due to exchange rate benefits and a valuation allowance maintained for Century Downs deferred tax assets.  The effective tax rate in Canada also is impacted by the fair value measurement of the interest rate swap agreements for our Edmonton property. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets and on certain Canadian deferred tax assets.

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

Credit Agreement – Bank of Montreal

In May 2012, through our Canadian subsidiaries, we entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, an amended and restated BMO Credit Agreement increased the principal amount of the loan to CAD 39.1 million. As of June 30, 2015, we had borrowed CAD 33.8 million, of which the outstanding balance was CAD 29.9 million ($24.0 million based on the exchange rate in effect on June 30, 2015) and we had approximately CAD 5.3 million ($4.2 million based on the exchange rate in effect on June 30, 2015) available for borrowing under the BMO Credit Agreement.  The outstanding borrowings cannot be re-borrowed once they are repaid. We have used borrowings under the BMO Credit Agreement primarily to repay our mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project.  We can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings (loss) for the three and six months ended June 30, 2015 and June 30, 2014. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company.  The shares of our subsidiaries in Edmonton and Calgary and our 75% interest in CDR are pledged as collateral for the BMO Credit Agreement.  The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year.  We were in compliance with all covenants of the BMO Credit Agreement as of June 30, 2015.

Casinos Poland

As of June 30, 2015, CPL had debt totaling PLN 18.8 million ($5.0 million based on the exchange rate in effect on June 30, 2015). The debt includes two credit agreements, one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of June 30, 2015, the amount outstanding on the term loan was PLN 6.8 million ($1.8 million based on the exchange rate in effect on June 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan in September 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of June 30, 2015, the amount outstanding was PLN 2.7 million ($0.7 million based on the exchange rate in effect on June 30, 2015). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of June 30, 2015, the amount outstanding was PLN 9.2 million ($2.5 million based on the exchange rate in effect on June 30, 2015) and CPL had approximately PLN 1.8 million ($0.5 million based on the exchange rate in effect on June 30, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of June 30, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of June 30, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank has issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on June 30, 2015). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of June 30, 2015 and $0.3 million as of December 31, 2014. These deposits are recorded in deposits and other on our condensed consolidated balance sheets.

Century Downs Racetrack and Casino

Prior to our acquisition of an ownership interest in CDR,  CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold.  We account for the lease using the financing method by accounting for the land subject to the lease as an asset and the lease payments as interest on a financing obligation. As of June 30, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($15.6 million based on the exchange rate in effect on June 30, 2015) and the implicit interest rate was 10.0%.

Cash Flows

Cash and cash equivalents totaled $28.9 million at June 30, 2015, and we had working capital (current assets minus current liabilities) of $9.1 million compared to cash and cash equivalents of $24.7 million and working capital of $2.0 million at December 31, 2014.  The increase in cash and cash equivalents is due to $7.2 million of cash provided by operating activities, $9.0 million in proceeds from borrowings net of principal payments, $0.7 million in proceeds from the sale of fixed assets and $0.1 million in proceeds from the exercise of stock options. The cash provided by these activities was offset by $11.8 million used to purchase property and equipment, mainly for the development of the REC project, a $0.5 million distribution to non-controlling interest and $0.5 million in exchange rate changes on cash.

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2015 and $2.7 million for the six months ended June 30, 2014. The cash provided by operating activities for the six months ended June 30, 2015 included $3.4 million from the termination of the concession agreements. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $11.1 million for the six months ended June 30, 2015 consisted of $10.0 million for development costs related to the REC project, $0.4 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland, $0.1 million in improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos,  $0.1 million to purchase slot machines for our Cripple Creek and Central City properties, $0.1 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at our Edmonton property and $0.6 million in other fixed asset additions at our properties offset by $0.7 million in proceeds from the disposition of assets.

Net cash used in investing activities of $5.0 million for the six months ended June 30, 2014 consisted of $1.6 million to remodel the new Poznan casino location, convert slot machines from cash to ticket in ticket out machines and purchase new slot machines for the casinos operated by Casinos Poland, $1.0 million for development costs related to the REC project, $0.8 million to purchase new slot machines, surveillance systems and various gaming equipment for the Mein Schiff 3, Insignia and Nova Star ship-based casinos, $0.4 million to remodel hotel rooms in our Cripple Creek property, $0.1 million to purchase slot machines for our Central City property, $0.1 million to replace slot chairs in our Edmonton property, $0.1 million to remodel the slot bar at our Calgary property and $0.9 million in other fixed asset additions at our properties.

Net cash provided by financing activities of $8.6 million for the six months ended June 30, 2015 consisted of $9.0 million cash received under various loan agreements net of principal repayments and $0.1 million cash from the exercise of stock options, offset by a $0.5 million distribution to non-controlling interest.

Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2014 consisted of $1.7 million cash received under various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended June 30, 2015. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2015. The repurchase program has no set expiration or termination date.

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

We believe that our cash at June 30, 2015, as supplemented by cash flows from operations, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $25.0 million of our total $28.9 million in cash and cash equivalents at June 30, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide an update on our quantitative and qualitative disclosures about market risk until after we have filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The following is an updated risk factor to be read in conjunction with those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Potential changes in the regulatory environment may adversely affect the results of our operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations of that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restrictions on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In particular, in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by the state or local agencies and this is a continued competitive threat to us. Periodic changes in the membership of the Colorado Gaming Commission and turnover in the office of the Governor of Colorado (who appoints both the members of the Gaming Commission and the executive director of the Department of Revenue, which oversees the Gaming Commission) also could adversely affect our results of operations. Similarly, in Alberta, Canada, a new government was elected in May 2015. A portion of the gross gaming revenue that CDR receives from HRA is subject to conditions of an agreement between the Albertan government and HRA. This agreement expires on March 31, 2016. While HRA, as representative of the horse racing industry, is working diligently to extend this agreement, there can be no assurance that such an extension can be accomplished or can be accomplished at the same terms and conditions as the current agreement. If the agreement between the Albertan government and HRA is not extended or the terms are changed, our results of operations at CDR may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2015. There were no repurchases of common stock during the three months ended June 30, 2015.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 7, 2015

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