Form 10-Q
period 2015-09-30
CENTURY CASINOS INC /CO/
filed 2015-11-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number          0-22900

CENTURY CASINOS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE84-1271317

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

455 E. Pikes Peak Ave., Suite 210, Colorado Springs, Colorado 80903

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

24,404,263 shares of common stock, $0.01 par value per share, were outstanding as of October 26, 2015.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$29,799	$24,741
Receivables, net	3,892	1,569
Prepaid expenses	1,031	2,307
Inventories	553	636
Deferred income taxes	351	310
Restricted cash	0	257
Other current assets	25	343
Total Current Assets	35,651	30,163

Property and equipment, net	132,770	134,627
Goodwill	10,539	11,629
Deferred income taxes	4,876	3,476
Casino licenses	3,250	4,026
Trademark	1,712	1,831
Cost investment	1,000	1,000
Deposits and other	345	360
Deferred financing costs	298	355
Total Assets	$190,441	$187,467

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,522	$5,272
Accounts payable	2,101	3,441
Accrued liabilities	6,058	6,817
Accrued payroll	3,968	4,082
Taxes payable	3,906	4,799
Contingent liability (note 8)	3,153	3,560
Deferred income taxes	157	157
Total Current Liabilities	24,865	28,128

Long-term debt, less current portion	34,286	32,977
Taxes payable and other	591	517
Deferred income taxes	2,976	3,419
Total Liabilities	62,718	65,041
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,404,263 and 24,381,057 shares issued and outstanding	244	244
Additional paid-in capital	76,907	76,169
Retained earnings	56,821	45,651
Accumulated other comprehensive earnings	(10,873)	(3,636)
Total Century Casinos, Inc. shareholders' equity	123,099	118,428
Non-controlling interest	4,624	3,998
Total Equity	127,723	122,426
Total Liabilities and Equity	$190,441	$187,467

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2015	2014	2015	2014
Operating revenue:
Gaming	$29,636	$26,377	$88,285	$81,676
Hotel	476	441	1,263	1,236
Food and beverage	3,164	2,680	8,949	8,124
Termination of concession agreements	0	0	3,365	0
Other	2,551	1,035	6,318	3,891
Gross revenue	35,827	30,533	108,180	94,927
Less: Promotional allowances	(2,301)	(2,410)	(6,377)	(6,137)
Net operating revenue	33,526	28,123	101,803	88,790
Operating costs and expenses:
Gaming	13,284	13,780	42,179	45,130
Hotel	149	156	416	445
Food and beverage	2,698	2,370	7,679	6,925
General and administrative	11,235	9,052	31,728	28,450
Depreciation and amortization	2,078	2,050	5,780	5,820
Total operating costs and expenses	29,444	27,408	87,782	86,770
Earnings from operations	4,082	715	14,021	2,020
Non-operating income (expense):
Interest income	6	11	21	72
Interest expense	(816)	(707)	(2,527)	(2,090)
Gain on foreign currency transactions and other	240	200	1,142	375
Non-operating (expense), net	(570)	(496)	(1,364)	(1,643)
Earnings before income taxes	3,512	219	12,657	377
Income tax provision	373	138	402	786
Net earnings (loss)	3,139	81	12,255	(409)
Net (earnings) loss attributable to non-controlling interests	(411)	715	(1,085)	1,871
Net earnings attributable to Century Casinos, Inc. shareholders	$2,728	$796	$11,170	$1,462

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.11	$0.03	$0.46	$0.06
Diluted	$0.11	$0.03	$0.46	$0.06
Weighted average shares outstanding - basic	24,399	24,381	24,389	24,380
Weighted average shares outstanding - diluted	24,440	24,417	24,430	24,419

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2015	2014	2015	2014

Net earnings (loss)	$3,139	$81	$12,255	$(409)

Other comprehensive (loss) income
Foreign currency translation adjustments	(3,631)	(3,649)	(7,770)	(3,977)
Other comprehensive (loss) income	(3,631)	(3,649)	(7,770)	(3,977)
Comprehensive (loss) income	$(492)	$(3,568)	$4,485	$(4,386)
Comprehensive (income) loss attributable to non-controlling interests	(411)	715	(1,085)	1,871
Foreign currency translation adjustments	270	534	668	617
Comprehensive (loss) income attributable to Century Casinos, Inc. shareholders	$(633)	$(2,319)	$4,068	$(1,898)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

CENTURY CASINOS, INC.
STATEMENTS OF EQUITY
Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	1,462	1,462	(1,871)	(409)
Foreign currency translation adjustment	0	0	0	(3,360)	0	(3,360)	(617)	(3,977)
Amortization of stock-based compensation	0	0	56	0	0	56	0	56
Distribution to non-controlling interest	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	3	0	3
BALANCE AT September 30, 2014	24,381,057	$244	$75,197	$(1,352)	$45,881	$119,970	$4,872	$124,842

BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	11,170	11,170	1,085	12,255
Foreign currency translation adjustment	0	0	0	(7,102)	0	(7,102)	(668)	(7,770)
Amortization of stock-based compensation	0	0	1,230	0	0	1,230	0	1,230
Distribution to non-controlling interest	0	0	0	0	0	0	(507)	(507)
Exercise of stock options	23,206	0	89	0	0	89	0	89
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT September 30, 2015	24,404,263	$244	$76,907	$(10,873)	$56,821	$123,099	$4,624	$127,723

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
Amounts in thousands	2015	2014

Cash Flows from Operating Activities:
Net earnings (loss)	$12,255	$(409)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,780	5,820
Casino license impairment	0	198
Loss on disposition of fixed assets	281	590
Unrealized loss on interest rate swaps	237	0
Amortization of stock-based compensation expense	1,230	56
Amortization of deferred financing costs	77	58
Deferred taxes	(1,885)	(499)
Changes in Operating Assets and Liabilities:
Receivables	(2,469)	379
Prepaid expenses and other assets	1,644	(709)
Accounts payable	(1,833)	(1,314)
Accrued liabilities	(890)	(23)
Inventories	11	(87)
Other operating liabilities	7	17
Accrued payroll	27	129
Taxes payable	(1,026)	(2,046)
Contingent liability payment	(159)	0
Net cash provided by operating activities	13,287	2,160
Cash Flows used in Investing Activities:
Purchases of property and equipment	(14,348)	(8,672)
Proceeds from disposition of assets	696	1
Note receivable proceeds	0	500
Net cash used in investing activities	(13,652)	(8,171)
Cash Flows provided by Financing Activities:
Proceeds from borrowings	11,243	9,002
Principal repayments	(4,484)	(2,289)
Distribution to non-controlling interest	(507)	(281)
Proceeds from exercise of stock options	89	3
Net cash provided by financing activities	6,341	6,435

-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months ended September 30,
Amounts in thousands	2015	2014

Effect of Exchange Rate Changes on Cash	$(918)	$(469)

Increase (Decrease) in Cash and Cash Equivalents	$5,058	$(45)

Cash and Cash Equivalents at Beginning of Period	$24,741	$27,348
Cash and Cash Equivalents at End of Period	$29,799	$27,303
Supplemental Disclosure of Cash Flow Information:
Interest paid	$947	$383
Income taxes paid	$2,155	$2,225
Non-Cash Investing Activities:
Purchase of property, plant and equipment on account	$1,053	$2,305
Conversion of CDR equity (note 3)	$716	$0

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2015, the Company owned casino operations in North America; held a majority ownership interest in nine casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a  casino in Aruba and had an agreement to provide gaming services in Argentina.

The Company owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

-	The Century Casino & Hotel in Edmonton, Alberta, Canada;
-	The Century Casino Calgary, Alberta, Canada;
-	The Century Casino & Hotel in Central City, Colorado; and
-	The Century Casino & Hotel in Cripple Creek, Colorado.

The Company’s subsidiary Century Casinos Europe GmbH (“CCE”) owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL is the owner and operator of nine casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

CCE owns 75% of the outstanding shares issued by United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a  north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% of CDR is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. The casino at CDR opened in April 2015 and the 2015 horse racing season is from April to November. See Note 3 for additional information related to CDR.

CCE owns 75% of the outstanding shares issued by Century Bets! Inc. (“CBS” or “Century Bets”) and CBS is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS, which is reported as a non-controlling financial interest. CBS began operating the pari-mutuel off-track horse betting network in southern Alberta in May 2015.

The Company has concession agreements to operate 11 ship-based casinos onboard ships of the following three cruise lines: TUI Cruises, Windstar Cruises, and Nova Star Cruises Ltd.  In 2015, the Company began operating the ship-based casinos onboard the following three newly launched cruise ships: Windstar Cruises Star Breeze and Star Legend and TUI Cruises Mein Schiff 4. In September 2015, the Company amended its concession agreement with TUI Cruises to include its operation of the ship-based casinos onboard Mein Schiff 5 and Mein Schiff 6,  two new 2,500 passenger cruise ships  that are currently being built and are expected to begin operations in the second quarter of 2016 and 2017, respectively.

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company transitioned operations of the eight ship-based casinos that it operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, the Company received $4.0 million in June 2015. In the second quarter of 2015, the Company recorded this on its condensed consolidated statement of earnings (loss) under operating income less $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement. The Company also entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company is providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter.

The Company has a long-term management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which the Company receives a monthly management fee.

In October 2014, CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A., an Argentina company (“MCE”), for $1.0 million. The shares are reported on the condensed consolidated balance sheet using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. In addition, CCE and MCE have entered into a Consulting Services Agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 for additional information related to MCE.

As a result of the Company’s recent and continuing expansion efforts, during the fourth quarter of 2014, the Company reorganized its internal management reporting structure. Although the Company’s condensed consolidated results of operations, financial position and cash flows were not impacted, certain reclassifications of previously reported amounts have been made to conform to the current year presentation in Note 12 “Segment Information”. These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of earnings (loss) or statements of cash flows.

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

In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,	September 30,
Ending Rates	2015	2014	2014
Canadian dollar (CAD)	1.3394	1.1601	1.1208
Euros (€)	0.8959	0.8264	0.7919
Polish zloty (PLN)	3.8040	3.5401	3.3140

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2015	2014	% Change	2015	2014	% Change
Canadian dollar (CAD)	1.3083	1.0890	(20.1%)	1.2597	1.0940	(15.1%)
Euros (€)	0.8991	0.7552	(19.1%)	0.8973	0.7381	(21.6%)
Polish zloty (PLN)	3.7665	3.1544	(19.4%)	3.7291	3.0820	(21.0%)
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 for one year, which will extend the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods, and permit early adoption of the standard on a limited basis.  The Company is currently evaluating the impact of adopting ASU 2014‑09, but does not expect the standard to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016, and annual and interim periods thereafter. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”).  The objective of ASU 2015-01 is to eliminate from US GAAP the concept of an extraordinary item. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, and interim periods within those annual periods. This new standard is not expected to have  a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  The objective of ASU 2015-02 is to change the consolidation analysis required under US GAAP. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and annual and interim periods thereafter.  Early adoption of ASU 2015-02 is permitted. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to present debt issuance costs as a direct deduction from the related debt liability. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 is permitted. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The objective of ASU 2015-05 is to provide guidance on accounting for cloud computing fees. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-05 is permitted. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-11 is permitted. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The objective of ASU 2015-16 is to simplify the accounting for measurement-period adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The REC project has the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 slot machines,  seven video lottery terminals, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The Alberta Gaming and Liquor Commission (“AGLC”) and HRA have issued licenses to the REC.  The casino at the REC opened on April 1, 2015, and the 2015 racing season is from April to November.

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

Distribution to Non-Controlling Interest

CDR has an agreement with its non-controlling shareholders to distribute any funds received by CDR related to infrastructure built during the development of the REC project.  After CCE’s conversion of CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR,  all funds received related to the infrastructure are distributed to CDR’s non-controlling shareholders as stated in the Credit Agreement between CCE and CDR. In the second quarter of 2015, the Company distributed $0.5 million related to the infrastructure to CDR’s non-controlling shareholders.

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

Century Bets! Inc.

On January 6, 2015, CCE, together with RMTC, formed a new subsidiary, CBS, to operate the pari-mutuel off-track betting network in southern Alberta. CCE has a 75% ownership interest in CBS and RMTC has a 25% ownership interest in CBS. CCE has appointed three of the four directors on the board of directors of CBS. The Company accounts for and reports the 25% ownership interest of RMTC as a non-controlling financial interest.

Acquisition costs of less than $0.1 million were incurred in connection with forming CBS. These costs include legal fees and were recorded as general and administrative expenses in the fourth quarter of 2014.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. Our reporting units with goodwill balances as of September 30, 2015 include our Edmonton casino property and our CDR and CPL operations. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill have been recorded at our Edmonton property, CDR or CPL.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL for the nine months ended September 30, 2015 were as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – January 1, 2015	$4,237	$163	$7,229	$11,629
Effect of foreign currency translation	(567)	(22)	(501)	(1,090)
Balance -- September 30, 2015	$3,670	$141	$6,728	$10,539

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets.

As of September 30, 2015, the carrying amounts of the trademarks were as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – January 1, 2015	$108	$1,723	$1,831
Effect of foreign currency translation	0	(119)	(119)
Balance -- September 30, 2015	$108	$1,604	$1,712

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

Casino Licenses

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s condensed consolidated balance sheets. The Company impaired $0.2 million in the second quarter of 2014 related to the Casinos Poland casino licenses. Changes in the carrying amount of the Casinos Poland licenses for the nine months ended September 30, 2015 were as follows:

Amounts in thousands	Casinos Poland
Balance – January 1, 2015	$1,284
Amortization	(327)
Effect of foreign currency translation	(82)
Balance -- September 30, 2015	$875

As of September 30, 2015, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2015	$96
2016	383
2017	291
2018	91
2019	14
$875

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 2.1 years.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from HRA. The licenses were issued in November 2013 pending final approval of the REC project from the AGLC. The AGLC granted the final approval for the licenses on March 19, 2015. The licenses are reported as indefinite lived intangible assets on the Company’s condensed consolidated balance sheets. No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses for the nine months ended September 30, 2015 were as follows:

Amounts in thousands	Century Downs
Balance – January 1, 2015	$2,742
Effect of foreign currency translation	(367)
Balance -- September 30, 2015	$2,375

6.PROMOTIONAL ALLOWANCES

Hotel accommodations, and food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of provided promotional allowances is included in casino expenses. For the three and nine months ended September 30, 2015 and 2014, the cost of providing promotional allowances were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Amounts in thousands
Hotel	$11	$25	$46	$66
Food and beverage	277	286	774	800
	$288	$311	$820	$866

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of September 30, 2015 and December 31, 2014, the outstanding balance of this liability was $0.7 million and $0.9 million, respectively.

7.  LONG-TERM DEBT

Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
Amounts in thousands	2015	2014
Credit agreement - Bank of Montreal	$21,731	$16,383
Credit agreement - Casinos Poland	2,103	3,446
Credit facility - Casinos Poland	1,396	1,506
Capital leases - Casinos Poland	22	108
Financing obligation - CDR land lease	14,556	16,806
Total long-term debt	$39,808	$38,249
Less current portion	(5,522)	(5,272)
Long-term portion	$34,286	$32,977

The consolidated weighted average interest rate on all Company debt was 7.80% for the nine months ended September 30, 2015.  In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”).  The outstanding balance for each of the interest rate swap agreements is CAD 10.7 million ($8.0 million based on the exchange rate in effect on September 30, 2015) at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statement of earnings (loss).  The Company pays a floating interest rate on its remaining CAD 7.7 million ($5.7 million based on the exchange rate in effect on September 30, 2015) in borrowings under the BMO Credit Agreement, and the current interest rate is approximately 3.26%. The Company pays a weighted average interest rate of 3.41% on its borrowings under the CPL loan agreements. The weighted average interest rate on all Company debt is higher than the interest rates of the BMO Credit Agreement and the weighted average interest of 3.41% on the CPL loan agreements due to the CDR financing obligation, on which the Company pays an implicit interest rate of 10.0%, and the fair value impact of the interest rate swap agreements on interest expense. See Note 11 for additional information on the interest rate swap agreements.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of September 30, 2015, the Company had borrowed CAD 33.9 million, of which the outstanding balance was CAD 29.1 million  ($21.7 million based on the exchange rate in effect on September 30, 2015) and the Company had approximately CAD 5.2 million ($3.9 million based on the exchange rate in effect on September 30, 2015) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project (Note 3). The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin.  Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings (loss) for each of the three and nine months ended September 30, 2015 and September 30, 2014.  The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of September 30, 2015.

Amortization expenses relating to deferred financing charges were less than $0.1 million for the three months ended September 30, 2015 and 2014 and $0.1 million for the nine months ended September 30, 2015 and 2014. These costs are included in interest expense in the condensed consolidated statements of earnings (loss).

Casinos Poland

As of September 30, 2015, CPL had debt totaling PLN 13.4 million ($3.5 million based on the exchange rate in effect on September 30, 2015). The debt includes two credit agreements,  one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of September 30, 2015, the amount outstanding on the term loan was PLN 5.6 million ($1.5 million based on the exchange rate in effect on September 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a  three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of September 30, 2015, the amount outstanding on the term loan was PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of September 30, 2015, the amount outstanding was PLN 5.3 million ($1.4 million based on the exchange rate in effect on September 30, 2015) and CPL has approximately PLN 5.7 million ($1.5 million based on the exchange rate in effect on September 30, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of September 30, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of September 30, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on September 30, 2015).  The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.3 million in deposits for this purpose as of September 30, 2015 and December 31, 2014. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($14.5 million based on the exchange rate in effect on September 30, 2015) and the implicit interest rate was 10.0%.

As of September 30, 2015, scheduled maturities related to long-term debt are as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2015	$632	$0	$1,799	$2,431
2016	2,529	0	1,486	4,015
2017	2,529	0	236	2,765
2018	2,529	0	0	2,529
2019	13,512	0	0	13,512
Thereafter	0	14,556	0	14,556
Total	$21,731	$14,556	$3,521	$39,808

8.COMMITMENTS AND CONTINGENCIES

Litigation

Casinos Poland

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. The Company has recorded a contingent liability on its condensed consolidated balance sheet and the balance for all open periods as of September 30, 2015 is estimated at PLN 12.0 million ($3.2 million based on the exchange rate in effect on September 30, 2015).

After the proceedings with the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS in November 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and expects a decision in the first quarter of 2016.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2013 for review of the period from December 2007 to December 2008. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court. In January 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court on December 19, 2014 and expects a decision in the first quarter of 2016.

After further proceedings and appeals with the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2014 for review of the period from January 2009 to December 2009. CPL paid PLN 2.8 million ($0.9 million) for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court in January 2015 and received an oral decision in October 2015. The court found in favor of CPL on the procedural grounds that the prior tax proceedings were not conducted by the appropriate tax authority. However, the court also found that CPL’s tax records for 2009 remain open for audit by a different tax authority. CPL expects to receive the written decision from the court within the next several months. Following receipt of the written decision, both CPL and the Director of the Tax Chamber in Warsaw have 30 days to appeal the decision to the Supreme Administrative Court.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2015, the Company recognized income tax expense of $0.4 million on pre-tax income of $12.7 million, representing an effective income tax rate of 3.2% compared to an income tax expense of $0.8 million on pre-tax income of $0.4 million, representing an effective income tax rate of 208.5% for the same period in 2014. The estimated effective tax rate for 2015 is 16.45%.

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

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2015	2014	2015	2014
Weighted average common shares, basic	24,399	24,381	24,389	24,380
Dilutive effect of stock options	41	36	41	39
Weighted average common shares, diluted	24,440	24,417	24,430	24,419

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2015	2014	2015	2014
Stock options	1,469	68	1,469	68

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	September 30, 2015
	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(223)	$0

(a) See “Derivative Instruments Reporting” below for detailed information regarding our interest rate swaps.

There were no recurring fair value measurements as of December 31, 2014.

Non-Recurring Fair Value Measurements

The Company applies the provision of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement that bears interest at the lenders’ variable rate and the carrying value of the CPL debt approximate fair value as of September 30, 2015 and December 31, 2014. Based on prices for identical or similar instruments in markets that are not active, recently negotiated terms of the debt and a large portion of the debt being current, the estimated fair values of the outstanding balances under the Company’s BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy. The carrying value of the CDR debt approximates fair value as of September 30, 2015 and December 31, 2014 because the debt bears interest at a rate implicit in the CDR land lease and, as a result, the estimated fair value of the Company’s CDR debt is designated as a Level 3 measurement in the fair value hierarchy. As of September 30, 2015, the carrying amount of CDR’s land lease was CAD 19.5 million ($14.6 million based on the exchange rate in effect on September 30, 2015) with an effective interest rate of 12.9%.

Other Estimated Fair Value Measurements – The estimated fair value of our other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll, accounts payable and accrued liabilities have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, we began using interest rate swaps to mitigate the risk of variable interest rates under our BMO Credit Agreement. As of September 30, 2015, we had two interest rate swap agreements, each with an outstanding balance of CAD 10.7 million ($8.0 million based on the exchange rate in effect on September 30, 2015) at a fixed CDOR rate of 3.92% and 3.89%, respectively, that were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in fair value of the swap agreements are recognized in interest expense.

The following table summarizes the location and effects of derivative instruments on the condensed consolidated statements of earnings (loss) for the three and nine months ended September 30, 2015. There were no derivative instruments for the three and nine months ended September 30, 2014.

Amounts in thousands
Derivatives not designated as	Income Statement	For the three months ended September 30,		For the nine months ended September 30,
ASC 815 hedges	Classification	2015	2014	2015	2014
Interest Rate Swaps	Interest Expense	$229	$0	$518	$0

The following table summarizes the location and fair value amounts of our derivative instruments in the condensed consolidated balance sheets as of September 30, 2015. There were no derivative instruments as of December 31, 2014.

Amounts in thousands		As of September 30, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(107)	$0	$(107)
Interest rate swaps - non-current	Taxes payable and other	(116)	0	(116)
Total derivative liabilities		$(223)	$0	$(223)

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

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are our Co Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-U.S. GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following tables provide information regarding the Company’s segments for the three and nine months ended September 30, 2015 and 2014:

Amounts in thousands	For the three months ended September 30, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$12,198	$7,958	$12,449	$921	$33,526

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,957	$931	$536	$(696)	$2,728
Interest expense (income), net	783	0	31	(4)	810
Income taxes (benefit)	519	571	227	(944)	373
Depreciation and amortization	644	638	678	118	2,078
Non-controlling interests	145	0	266	0	411
Non-cash stock-based compensation	0	0	0	423	423
(Gain) loss on foreign currency transactions and other	(148)	0	(98)	6	(240)
Loss on disposition of fixed assets	2	0	131	3	136
Other one-time (income) costs	0	0	0	0	0
Adjusted EBITDA	$3,902	$2,140	$1,771	$(1,094)	$6,719

Net operating revenue for Corporate and Other of $0.8 million, $0.1 million and $0.1 million was attributable to cruise ships operating on international waters, the Aruba management agreement and the agreement in Argentina, respectively.

Amounts in thousands	For the three months ended September 30, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$8,264	$7,252	$10,425	$2,182	$28,123

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,548	$501	$(245)	$(1,008)	$796
Interest expense (income), net	612	0	89	(5)	696
Income taxes (benefit)	387	307	(135)	(421)	138
Depreciation and amortization	487	647	725	191	2,050
Non-controlling interests	(594)	0	(121)	0	(715)
Non-cash stock-based compensation	0	0	0	14	14
(Gain) loss on foreign currency transactions and other	(47)	0	(155)	2	(200)
Gain on disposition of fixed assets	0	0	(12)	0	(12)
Other one-time (income) costs	0	0	114	0	114
Adjusted EBITDA	$2,393	$1,455	$260	$(1,227)	$2,881

Net operating revenue for Corporate and Other of $2.1 million and $0.1 million was attributable to cruise ships operating on international waters and the Aruba management agreement, respectively. Other one-time (income) costs for the three months ended September 30, 2014 for Poland were the costs associated with relocating the Poznan casino to the Hotel Andersia.

Amounts in thousands	For the nine months ended September 30, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$33,951	$21,960	$38,858	$7,034	$101,803

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,355	$2,125	$1,884	$806	$11,170
Interest expense (income), net	2,406	0	110	(10)	2,506
Income taxes (benefit)	1,479	1,301	743	(3,121)	402
Depreciation and amortization	1,635	1,904	1,925	316	5,780
Non-controlling interests	143	0	942	0	1,085
Non-cash stock-based compensation	0	0	0	1,230	1,230
(Gain) loss on foreign currency transactions and other	(670)	0	(466)	(6)	(1,142)
Loss on disposition of fixed assets	4	0	273	4	281
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$11,697	$5,330	$5,411	$(4,146)	$18,292

Net operating revenue for Corporate and Other of $3.2 million, $0.3 million, $0.2 million, and $3.4 million was attributable to cruise ships operating on international waters, the Aruba management agreement, the agreement in Argentina, and the termination of the Oceania and Regent concession agreements, respectively. Other one-time (income) costs for the nine months ended September 30, 2015 for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

Amounts in thousands	For the nine months ended September 30, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Revenue
Net operating revenue	$25,533	$20,456	$37,087	$5,714	$88,790

Results
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,458	$1,103	$(561)	$(3,538)	$1,462
Interest expense (income), net	1,798	0	251	(31)	2,018
Income taxes (benefit)	1,400	676	(226)	(1,064)	786
Depreciation and amortization	1,432	1,775	2,141	472	5,820
Non-controlling interests	(1,592)	0	(279)	0	(1,871)
Non-cash stock-based compensation	0	0	0	57	57
(Gain) loss on foreign currency transactions and other	(69)	0	(320)	14	(375)
Loss on disposition of fixed assets	0	1	784	3	788
Other one-time (income) costs	(103)	0	224	0	121
Adjusted EBITDA	$7,324	$3,555	$2,014	$(4,087)	$8,806

Net operating revenue for Corporate and Other of $5.4 million and $0.3 million was attributable to cruise ships operating on international waters and the Aruba management agreement, respectively. Other one-time (income) costs for the nine months ended September 30, 2014 for Canada were insurance proceeds received from a damaged barn and for Poland were the costs associated with relocating the Poznan casino to the Hotel Andersia.

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

Through our subsidiary CCE, we have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 499 slot machines and 80 tables. The following table summarizes the Polish cities in which CPL operated as of September 30, 2015, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	23
Warsaw	1.7 million	LIM Center	63	4
Krakow	760,000	Dwor Kosciuszko Hotel	54	8
Lodz	730,000	Manufaktura Entertainment Complex	59	10
Wroclaw	630,000	HP Park Plaza Hotel	69	12
Poznan	550,000	Hotel Andersia	56	9
Katowice	310,000	Altus Building	70	8
Sosnowiec*	220,000	Sosnowiec City Center	10	2
Plock	130,000	Hotel Plock	48	4

*Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis on February 3, 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

Through our subsidiary CCE, we have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest.

CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR’s casino opened on April 1, 2015, and the horse racing season began on April 25, 2015. The 2015 horse racing season is from April to November. Century Downs is the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 slot machines, seven video lottery terminals, a bar, a lounge, restaurant facilities, an off-track betting area and an entertainment area. It is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.

Through our subsidiary CCE, we have a 75% ownership interest in CBS and we consolidate CBS as a majority-owned subsidiary for which we have a controlling financial interest. RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS began operating the pari-mutuel network on May 4, 2015. The pari-mutuel network consists of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS also provides pari-mutuel wagering content and live video to off-track betting parlors throughout southern Alberta.

We operate 11 ship-based casinos onboard ships of the following three cruise lines: TUI Cruises, Windstar Cruises, and Nova Star Cruises, Ltd. As of September 30, 2015, we had a total of 225 slot machines and 25 tables onboard the 11 cruise ships where we operated casinos. In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. We also entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter.

The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of September 30, 2015.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	7	3
Windstar Cruises	Star Breeze	11	3
Windstar Cruises	Star Legend	11	2
Nova Star Cruises Ltd.	Nova Star	70	2

We operate the ship-based casinos onboard three new ships that were launched in 2015: Windstar Cruises Star Breeze and Star Legend and TUI Cruises Mein Schiff 4. In September 2015, we amended our concession agreement with TUI Cruises to include our operation of the ship-based casinos onboard Mein Schiff 5 and Mein Schiff 6, two new 2,500 passenger cruise ships that are scheduled to begin operations in the second quarter of 2016 and 2017, respectively.

We have a long-term management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which we receive a monthly management fee.

Through our subsidiary CCE, we have a 7.5% ownership interest in MCE and we report our ownership interest using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Mendoza Casino, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. CCE has appointed one director to MCE’s board of directors and has a three-year option to purchase up to 50% of the shares of MCE. In addition, CCE and MCE have entered into a Consulting Services Agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2015	2014	% Change	2015	2014	% Change
Canadian dollar (CAD)	1.3083	1.0890	(20.1%)	1.2597	1.0940	(15.1%)
Euros (€)	0.8991	0.7552	(19.1%)	0.8973	0.7381	(21.6%)
Polish zloty (PLN)	3.7665	3.1544	(19.4%)	3.7291	3.0820	(21.0%)
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

DISCUSSION OF RESULTS

Consolidated results are discussed in further detail in the following pages.

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming Revenue	$29,636	$26,377	$3,259	12.4%	$88,285	$81,676	$6,609	8.1%
Hotel Revenue	476	441	35	7.9%	1,263	1,236	27	2.2%
Food and Beverage Revenue	3,164	2,680	484	18.1%	8,949	8,124	825	10.2%
Termination of Concession Agreements	0	0	0	0.0%	3,365	0	3,365	100.0%
Other Revenue	2,551	1,035	1,516	146.5%	6,318	3,891	2,427	62.4%
Gross Revenue	35,827	30,533	5,294	17.3%	108,180	94,927	13,253	14.0%
Less Promotional Allowances	(2,301)	(2,410)	(109)	(4.5%)	(6,377)	(6,137)	240	3.9%
Net Operating Revenue	33,526	28,123	5,403	19.2%	101,803	88,790	13,013	14.7%
Gaming Expenses	(13,284)	(13,780)	(496)	(3.6%)	(42,179)	(45,130)	(2,951)	(6.5%)
Hotel Expenses	(149)	(156)	(7)	(4.5%)	(416)	(445)	(29)	(6.5%)
Food and Beverage Expenses	(2,698)	(2,370)	328	13.8%	(7,679)	(6,925)	754	10.9%
General and Administrative Expenses	(11,235)	(9,052)	2,183	24.1%	(31,728)	(28,450)	3,278	11.5%
Total Operating Costs and Expenses	(29,444)	(27,408)	2,036	7.4%	(87,782)	(86,770)	1,012	1.2%
Earnings from Operations	4,082	715	3,367	470.9%	14,021	2,020	12,001	594.1%
Non-controlling Interest	(411)	715	(1,126)	(157.5%)	(1,085)	1,871	(2,956)	(158.0%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,728	796	1,932	242.7%	11,170	1,462	9,708	664.0%
Adjusted EBITDA	$6,719	$2,881	$3,838	133.2%	$18,292	$8,806	$9,486	107.7%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.11	$0.03	$0.08	266.7%	$0.46	$0.06	$0.40	666.7%
Diluted Earnings Per Share	$0.11	$0.03	$0.08	266.7%	$0.46	$0.06	$0.40	666.7%

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

Century Downs and Century Bets! contributed significantly to the period over period increases for both the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The casino and racetrack at Century Downs began operating in April 2015, and Century Bets! began operations in May 2015. We have a 75% ownership interest in both Century Downs and Century Bets!. Century Downs contributed a total of $3.9 million in net operating revenue and $0.5 million in net earnings for the three months ended September 30, 2015 and $8.6 million in net operating revenue and $1.4 million in net earnings for the nine months ended September 30, 2015. Century Bets! contributed a total of $1.1 million in net operating revenue and $0.2 million in net earnings for the three months ended September 30, 2015 and $2.0 million in net operating revenue and $0.3 million in net earnings for the nine months ended September 30, 2015. Century Downs and Century Bets! are included in the Canada reportable segment. Net operating revenue and net earnings attributable to Century Casinos, Inc. shareholders also included $3.4 million for the nine months ended September 30, 2015 due to the termination of the Oceania and Regent concession agreements, which are reported in the Corporate and Other reportable segment.

Net operating revenue increased by $5.4 million, or 19.2% and $13.0 million, or 14.7%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

•	Canada increased by $3.9 million, or 47.6%, and $8.4 million, or 33.0%.
•	United States increased by $0.7 million, or 9.7%, and $1.5 million, or 7.4%.
•	Poland increased by $2.0 million, or 19.4%, and $1.8 million, or 4.8%.
•	Corporate and other decreased by ($1.3) million, or (57.8%), and increased by $1.3 million, or 23.1%.

Operating costs and expenses increased by $2.0 million, or 7.4%, and $1.0 million, or 1.2%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Following is a breakout of total operating costs and expenses by segment for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

•	Canada increased by $2.6 million, or 40.6%, and $4.7 million, or 24.1%.
•	United States remained constant and decreased by ($0.1) million, or (0.8%).
•	Poland increased by $0.5 million, or 4.5%, and decreased by ($2.6) million, or (6.7%).
•	Corporate and other decreased by ($1.1) million, or (29.2%), and ($1.0) million, or (9.4%).

Earnings from operations increased by $3.4 million, or 470.9%, and $12.0 million, or 594.1%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

•	Canada increased by $1.4 million, or 70.8%, and $3.7 million, or 62.0%.
•	United States increased by $0.7 million, or 85.9%, and $1.6 million, or 92.6%.
•	Poland increased by $1.5 million, or 269.7%, and $4.3 million, or 383.1%.
•	Corporate and other decreased by ($0.2) million, or (14.4%), and increased by $2.3 million, or 49.5%.

Net earnings increased by $1.9 million, or 242.7%, and $9.7 million, or 664.0%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended September 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,957	$931	$536	$(696)	$2,728
Interest expense (income), net	783	0	31	(4)	810
Income taxes (benefit)	519	571	227	(944)	373
Depreciation and amortization	644	638	678	118	2,078
Non-controlling interest	145	0	266	0	411
Non-cash stock-based compensation	0	0	0	423	423
(Gain) loss on foreign currency transactions and other	(148)	0	(98)	6	(240)
Loss on disposition of fixed assets	2	0	131	3	136
Other one-time (income) costs	0	0	0	0	0
Adjusted EBITDA	$3,902	$2,140	$1,771	$(1,094)	$6,719

	For the Three Months Ended September 30, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,548	$501	$(245)	$(1,008)	$796
Interest expense (income), net	612	0	89	(5)	696
Income taxes (benefit)	387	307	(135)	(421)	138
Depreciation and amortization	487	647	725	191	2,050
Non-controlling interest	(594)	0	(121)	0	(715)
Non-cash stock-based compensation	0	0	0	14	14
(Gain) loss on foreign currency transactions and other	(47)	0	(155)	2	(200)
Gain on disposition of fixed assets	0	0	(12)	0	(12)
Other one-time (income) costs	0	0	114	0	114
Adjusted EBITDA	$2,393	$1,455	$260	$(1,227)	$2,881

	For the Nine Months Ended September 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$6,355	$2,125	$1,884	$806	$11,170
Interest expense (income), net	2,406	0	110	(10)	2,506
Income taxes (benefit)	1,479	1,301	743	(3,121)	402
Depreciation and amortization	1,635	1,904	1,925	316	5,780
Non-controlling interest	143	0	942	0	1,085
Non-cash stock-based compensation	0	0	0	1,230	1,230
(Gain) loss on foreign currency transactions and other	(670)	0	(466)	(6)	(1,142)
Loss on disposition of fixed assets	4	0	273	4	281
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$11,697	$5,330	$5,411	$(4,146)	$18,292

	For the Nine Months Ended September 30, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$4,458	$1,103	$(561)	$(3,538)	$1,462
Interest expense (income), net	1,798	0	251	(31)	2,018
Income taxes (benefit)	1,400	676	(226)	(1,064)	786
Depreciation and amortization	1,432	1,775	2,141	472	5,820
Non-controlling interest	(1,592)	0	(279)	0	(1,871)
Non-cash stock-based compensation	0	0	0	57	57
(Gain) loss on foreign currency transactions and other	(69)	0	(320)	14	(375)
Loss on disposition of fixed assets	0	1	784	3	788
Other one-time (income) costs	(103)	0	224	0	121
Adjusted EBITDA	$7,324	$3,555	$2,014	$(4,087)	$8,806

Reportable Segments

The following discussion provides further detail of consolidated results by segment.

Canada
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$8,131	$5,958	$2,173	36.5%	$23,229	$17,614	$5,615	31.9%
Hotel	161	209	(48)	(23.0%)	498	644	(146)	(22.7%)
Food and Beverage	2,104	1,635	469	28.7%	6,184	5,272	912	17.3%
Other	2,070	737	1,333	180.9%	4,827	2,873	1,954	68.0%
Gross Revenue	12,466	8,539	3,927	46.0%	34,738	26,403	8,335	31.6%
Less Promotional Allowances	(268)	(275)	(7)	(2.5%)	(787)	(870)	(83)	(9.5%)
Net Operating Revenue	12,198	8,264	3,934	47.6%	33,951	25,533	8,418	33.0%
Gaming Expenses	(2,252)	(2,251)	1	0.0%	(6,706)	(6,930)	(224)	(3.2%)
Hotel Expenses	(46)	(57)	(11)	(19.3%)	(140)	(172)	(32)	(18.6%)
Food and Beverage Expenses	(1,683)	(1,328)	355	26.7%	(4,827)	(3,973)	854	21.5%
General and Administrative Expenses	(4,317)	(2,235)	2,082	93.2%	(10,930)	(7,031)	3,899	55.5%
Total Operating Costs and Expenses	(8,942)	(6,358)	2,584	40.6%	(24,238)	(19,538)	4,700	24.1%
Earnings from Operations	3,256	1,906	1,350	70.8%	9,713	5,995	3,718	62.0%
Non-controlling Interest	(145)	594	(739)	(124.4%)	(143)	1,592	(1,735)	(109.0%)
Net Earnings	1,957	1,548	409	26.4%	6,355	4,458	1,897	42.6%
Adjusted EBITDA	$3,902	$2,393	$1,509	63.1%	$11,697	$7,324	$4,373	59.7%

Three Months Ended September 30, 2015 and 2014

Net operating revenue in Canada increased by $3.9 million, or 47.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in net operating revenue was primarily due to the additional revenue generated from Century Downs, which opened on April 1, 2015, and Century Bets!, which began operating the southern Alberta pari-mutuel network in May 2015. Net operating revenue from Century Downs increased by $3.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The net operating revenue increase was mainly comprised of gaming revenue of $2.9 million and food and beverage revenue of $0.6 million. Century Bets! added $1.1 million in net operating revenue for the three months ended September 30, 2015. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 20.1% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (the “20.1% exchange rate decrease”).

In CAD, net operating revenue increased by 7.0 million, or 77.3%, primarily due to the increased revenue from Century Downs and the inclusion of revenue from Century Bets! for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Gaming revenue increased by CAD 4.2 million, or 64.0%, due to revenue from Century Downs and increased revenue of CAD 0.4 million, or 7.8%, at our Edmonton location mainly from increased baccarat revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Food and beverage revenue increased by CAD 1.0 million, or 54.3%, and other revenue increased by CAD 1.9 million, or 236.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to additional revenue from Century Downs and Century Bets! as well as increased food and beverage revenue of CAD 0.1 million, or 8.5%, at our Edmonton location.

Total operating costs and expenses increased by $2.6 million, or 40.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in total operating costs and expenses was primarily due to the additional expenses generated from Century Downs and Century Bets!. Total operating costs and expenses from Century Downs increased by $2.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Century Bets! added $0.7 million in total operating costs and expenses for the three months ended September 30, 2015. The comparable differences in CAD and USD were impacted by the 20.1% exchange rate decrease.

In CAD, total operating costs and expenses increased by 4.8 million, or 68.9%, primarily due to the increased expenses from Century Downs and the inclusion of expenses from Century Bets! for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Century Downs total operating costs and expenses increased by CAD 3.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the operation of the casino in the 2015 period. Century Bets! added CAD 1.0 million in total operating costs and expenses for the three months ended September 30, 2015. Total operating costs and expenses increased by CAD 0.2 million, or 4.4%, in Edmonton and by CAD 0.1 million, or 4.2%, in Calgary for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to increased payroll costs at both properties as well as increased property tax expense at Calgary.

Because of the foregoing, earnings from operations increased by $1.4 million, or 70.8%, net earnings increased by $0.4 million, or 26.4%, and Adjusted EBITDA increased by $1.5 million, or 63.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In CAD, earnings from operations increased by 2.2 million, or 105.3%, net earnings increased by 1.1 million, or 94.2%, and Adjusted EBITDA increased by 2.5 million, or 95.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The difference between net earnings of CAD 1.1 million compared to earnings from operations of CAD 2.2 million was due to an increase in interest expense of CAD 0.3 million at our Edmonton property and at Century Downs, increased income tax expense of CAD 0.3 million at all Canadian properties except Calgary and increased earnings attributable to non-controlling interest of CAD 0.8 million at Century Downs and Century Bets!, offset by CAD 0.3 million due to decreased foreign currency losses at all properties.

Nine Months Ended September 30, 2015 and 2014

Net operating revenue in Canada increased by $8.4 million, or 33.0%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net operating revenue was primarily due to the additional revenue generated from Century Downs and Century Bets!. Net operating revenue from Century Downs increased by $8.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The additional net operating revenue was mainly comprised of gaming revenue of $6.7 million and food and beverage revenue of $1.4 million. Century Bets! added $2.0 million in net operating revenue for the nine months ended September 30, 2015. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 15.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (the “15.1% exchange rate decrease”).

In CAD, net operating revenue increased by 14.9 million, or 53.2%, due to the increased revenue from Century Downs and the inclusion of revenue from Century Bets! for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Gaming revenue increased CAD 10.0 million, or 51.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to CAD 8.4 million of gaming revenue generated from Century Downs, increased gaming revenue of CAD 1.3 million, or 9.2%, at our Edmonton property and CAD 0.2 million, or 4.6%, at our Calgary property. In Edmonton, the increase in gaming revenue was due to increased revenue from baccarat and craps, and in Calgary, the increase in gaming revenue was due to increased revenue from blackjack for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Food and beverage revenue increased by CAD 2.0 million, or 35.0%, and other revenue increased by CAD 3.0 million, or 95.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the additional revenue from Century Downs and Century Bets!.

Total operating costs and expenses increased by $4.7 million, or 24.1%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which was primarily due to the additional expenses from Century Downs and Century Bets!. Total operating costs and expenses from Century Downs increased by $5.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the operation of the casino in 2015. Century Bets! added $1.4 million in total operating costs and expenses for the nine months ended September 30, 2015. The comparable differences in CAD and USD were impacted by the 15.1% exchange rate decrease.

In CAD, total operating costs and expenses increased by 9.2 million, or 43.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Total operating costs and expenses at Century Downs increased by CAD 7.1 million, or 1179.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Century Bets! added CAD 1.7 million in total operating costs and expenses for the nine months ended September 30, 2015. In Edmonton, total operating costs and expenses increased by CAD 0.4 million, or 3.0%, due to additional payroll costs, increased cost of goods sold, increased general and administrative expenses due in part to increased maintenance costs at the property, and increased depreciation expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In Calgary, total operating costs and expenses decreased by (CAD 0.1) million, or (1.1%), due to decreased payroll and marketing expenses for the nine months ended September 30, 2015 compared to the nine months ended September 2014.

Because of the foregoing, earnings from operations increased by $3.7 million, or 62.0%, net earnings increased by $1.9 million, or 42.6%, and Adjusted EBITDA increased by $4.4 million, or 59.7%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In CAD, earnings from operations increased by 5.7 million, or 86.4%, net earnings increased by 2.2 million, or 51.5%, and Adjusted EBITDA increased by 6.5 million, or 79.5%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The difference between net earnings of CAD 2.2 million compared to earnings from operations of CAD 5.7 million was due to an increase in interest expense of CAD 1.3 million at our Edmonton property and Century Downs, increased foreign currency losses of CAD 0.7 million, increased income tax expense of CAD 0.3 million, and increased earnings attributable to non-controlling interest of CAD 1.8 million, offset by CAD 0.6 million of funds received by Century Downs related to infrastructure built during the development of the REC project.

On March 20, 2015, our subsidiary, CCE, converted CAD 11 million of loans it made to Century Downs into an additional 60% ownership interest in Century Downs. We now own 75% of Century Downs. The non-controlling interest in Century Downs was 85% through March 19, 2015, and 25% beginning as of March 20, 2015.

United States
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$8,532	$8,166	$366	4.5%	$23,913	$22,453	$1,460	6.5%
Hotel	315	232	83	35.8%	765	592	173	29.2%
Food and Beverage	927	911	16	1.8%	2,371	2,448	(77)	(3.1%)
Other	99	77	22	28.6%	267	229	38	16.6%
Gross Revenue	9,873	9,386	487	5.2%	27,316	25,722	1,594	6.2%
Less Promotional Allowances	(1,915)	(2,134)	(219)	(10.3%)	(5,356)	(5,266)	90	1.7%
Net Operating Revenue	7,958	7,252	706	9.7%	21,960	20,456	1,504	7.4%
Gaming Expenses	(3,253)	(3,327)	(74)	(2.2%)	(9,407)	(9,672)	(265)	(2.7%)
Hotel Expenses	(103)	(99)	4	4.0%	(276)	(273)	3	1.1%
Food and Beverage Expenses	(658)	(630)	28	4.4%	(1,766)	(1,717)	49	2.9%
General and Administrative Expenses	(1,804)	(1,741)	63	3.6%	(5,181)	(5,240)	(59)	(1.1%)
Total Operating Costs and Expenses	(6,456)	(6,444)	12	0.2%	(18,534)	(18,677)	(143)	(0.8%)
Earnings from Operations	1,502	808	694	85.9%	3,426	1,779	1,647	92.6%
Net Earnings	931	501	430	85.8%	2,125	1,103	1,022	92.7%
Adjusted EBITDA	$2,140	$1,455	$685	47.1%	$5,330	$3,555	$1,775	49.9%

Three Months Ended September 30, 2015 and 2014

Net operating revenue in the United States increased by $0.7 million, or 9.7%, due to increased gaming revenue of $0.4 million, or 4.5%, increased hotel revenue of $0.1 million, or 35.8%, and decreased promotional allowances of $0.2 million, or 10.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Gaming revenue increased at our property in Central City by $0.2 million, or 5.4%, and at our property in Cripple Creek by $0.1 million, or 3.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased slot revenue at both properties. At our Cripple Creek property, hotel revenue increased $0.1 million, or 63.7%,  for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to increased occupancy and on-line bookings.  Net operating revenue also increased as a result of decreased promotional allowances at both properties due to changes made to the level of free play granted to Player’s Club members.

The Central City market increased by 6.0% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and our property’s share of the Central City market remained constant for the same time period.  The Cripple Creek market increased by 5.4% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and our property’s share of the Cripple Creek market decreased by 2.3% for the same time period.

Total operating costs and expenses remained constant at both properties for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Because of the foregoing, earnings from operations increased by $0.7 million, or 85.9%, net earnings increased by $0.4 million, or 85.8%, and Adjusted EBITDA increased by $0.7 million, or 47.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The difference between the increase in net earnings of $0.4 million and earnings from operations of $0.7 million was increased income tax expense of $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2015 and 2014

Net operating revenue in the United States increased by $1.5 million, or 7.4%, due to increased gaming revenue of $1.5 million, or 6.5%  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Gaming revenue at our property in Central City increased by $1.0 million, or 7.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to increased slot revenue that was attributable in part to increased customer volumes due to the completion of road construction on I-70, the main thoroughfare to the property. At our Cripple Creek property, gaming revenue increased by $0.5 million, or 5.6%, due to increased slot revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The Central City market increased by 4.6%  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, and our property’s share of the Central City market increased by 2.6% for the same time period.  The Cripple Creek market increased by 3.4%  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, and our property’s share of the Cripple Creek market increased by 2.5% for the same time period.

Total operating costs and expenses decreased by ($0.1) million, or (0.8%),  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to decreased expenses at our Central City property. The decrease in total operating costs and expenses was due to decreased payroll costs as a result of staff changes and savings on health plan costs, as well as decreased marketing expenses, offset by increased gaming tax expense. Total operating costs and expenses at our Cripple Creek property remained constant for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Because of the foregoing, earnings from operations increased by $1.6 million, or 92.6%, net earnings increased by $1.0 million, or 92.7%, and Adjusted EBITDA increased by $1.8 million, or 49.9%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The difference between the increase in net earnings of $1.0 million and earnings from operations of $1.6 million was increased income tax expense of $0.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$12,449	$10,256	$2,193	21.4%	$38,362	$36,451	$1,911	5.2%
Food and Beverage	133	134	(1)	(0.7%)	394	404	(10)	(2.5%)
Other	(23)	36	(59)	(163.9%)	328	233	95	40.8%
Gross Revenue	12,559	10,426	2,133	20.5%	39,084	37,088	1,996	5.4%
Less Promotional Allowances	(110)	(1)	109	10900.0%	(226)	(1)	225	22500.0%
Net Operating Revenue	12,449	10,425	2,024	19.4%	38,858	37,087	1,771	4.8%
Gaming Expenses	(7,409)	(6,545)	864	13.2%	(23,687)	(24,115)	(428)	(1.8%)
Food and Beverage Expenses	(357)	(412)	(55)	(13.3%)	(1,086)	(1,235)	(149)	(12.1%)
General and Administrative Expenses	(3,043)	(3,310)	(267)	(8.1%)	(8,947)	(10,731)	(1,784)	(16.6%)
Total Operating Costs and Expenses	(11,487)	(10,992)	495	4.5%	(35,645)	(38,222)	(2,577)	(6.7%)
Earnings (Losses) from Operations	962	(567)	1,529	269.7%	3,213	(1,135)	4,348	383.1%
Non-controlling Interest	(266)	121	(387)	(319.8%)	(942)	279	(1,221)	(437.6%)
Net Earnings (Loss)	536	(245)	781	318.8%	1,884	(561)	2,445	435.8%
Adjusted EBITDA	$1,771	$260	$1,511	581.2%	$5,411	$2,014	$3,397	168.7%

Three Months Ended September 30, 2015 and 2014

Net operating revenue from Casinos Poland increased by $2.0 million, or 19.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in the net operating revenue in USD compared to the increase in net operating revenue in PLN discussed below was due to a decrease in the average exchange rate between the U.S. dollar and the Polish zloty of 19.4%  for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (the “19.4% exchange rate decrease”).

In PLN, net operating revenue increased by 14.0 million, or 42.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increased revenue was primarily due to increased gaming revenue of PLN 14.6 million, or 45.0%, primarily from increased slot revenue due to an additional 28 slot machines located throughout the casinos as well as increased table game revenue from roulette for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increased gaming revenue was offset by increased promotional allowances of PLN 0.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Casinos Poland began offering promotional allowances at a limited number of casinos in the third quarter of 2014.

Total operating costs and expenses increased by $0.5 million, or 4.5%,  for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in total operating costs and expenses in USD compared to the increase in total operating costs and expenses in PLN discussed below was due to the 19.4% exchange rate decrease.

In PLN, total operating costs and expenses increased by 8.6 million, or 24.8%, for the for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The increase in total operating costs and expenses was primarily due to increased gaming tax expense of PLN 7.3 million, or 45.4%, due to increased gaming revenue, increased marketing expenses of PLN 0.5 million, or 54.6%, due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players, increased depreciation expense of PLN 0.3 million, or 14.8%, and increased expense from the disposal of slot machines and gaming tables at various casinos of PLN 0.5 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Because of the foregoing, earnings from operations increased by $1.5 million, or 269.7%, net earnings increased by $0.8 million, or 318.8%, and Adjusted EBITDA increased by $1.5 million, or 581.2%,  for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In PLN, earnings from operations increased by 5.4 million, or 302.3%, net earnings increased by 2.9 million, or 294.1%, and Adjusted EBITDA increased by 5.8 million, or 708.7%, for the for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in net earnings of PLN 2.9 million differs from the increase in earnings from operations of PLN 5.4 million due to increased income tax expense of PLN 1.3 million and increased earnings attributable to non-controlling interests of PLN 1.4 million, offset by decreased interest expense of PLN 0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Net operating revenue from Casinos Poland increased by $1.8 million, or 4.8%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the net operating revenue in USD compared to the increase in net operating revenue in PLN discussed below was due to a decrease in the average exchange rate between the U.S. dollar and the Polish zloty of 21.0%  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (the “21.0% exchange rate decrease”).

In PLN, net operating revenue increased by 30.6 million, or 26.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increased revenue was primarily due to increased gaming revenue of PLN 31.3 million, or 27.5%, from slot machines and table games as a result of offering higher quality slot machines, increasing the number of slot machines throughout the casinos by 28 machines and increased roulette play for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Food and beverage revenue also increased by PLN 0.2 million, or 18.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increased revenue from gaming and food and beverage  were offset by increased promotional allowances of PLN 0.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Casinos Poland began offering promotional allowances in a limited number of casinos in the third quarter of 2014.

Total operating costs and expenses decreased by ($2.6) million, or (6.7%),  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in total operating costs and expenses in USD compared to the increase in total operating costs and expenses in PLN discussed below was due to the 21.0% exchange rate decrease.

In PLN, total operating costs and expenses increased by 15.3 million, or 13.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Marketing expenses increased by PLN 1.2 million, or 27.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players. Gaming tax expense increased by PLN 16.0 million, or 28.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of increased gaming revenue. The increased marketing expenses and gaming tax expense were offset by decreased payroll costs of (PLN 0.5) million, or (1.6%), and decreased operating expenses of (PLN 1.5) million, or (8.3%), for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to decreased staff and decreased operating expenditures as a result of operating efficiencies from a cost cutting program implemented throughout Casinos Poland.

Because of the foregoing, earnings from operations increased by $4.3 million, or 383.1%, net earnings increased by $2.4 million, or 435.8%, and Adjusted EBITDA increased by $3.4 million, or 168.7%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In PLN, earnings from operations increased by 15.4 million, or 437.9%, net earnings increased by 8.2 million, or 397.2%, and Adjusted EBITDA increased by 13.9 million, or 225.4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net earnings of PLN 8.2 million differs from the increase in earnings from operations of PLN 15.4 million due to increased income tax expense of PLN 3.5 million, decreased interest income of PLN 0.1 million and increased earnings attributable to non-controlling interests of PLN 4.1 million, offset by decreased interest expense of PLN 0.4 million and increased gains on foreign currency translation of PLN 0.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Corporate and Other
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2015	2014	Change	% Change	2015	2014	Change	% Change
Gaming	$524	$1,997	$(1,473)	(73.8%)	$2,781	$5,158	$(2,377)	(46.1%)
Termination of Concession Agreements	0	0	0	0.0%	3,365	0	3,365	100.0%
Other	405	185	220	118.9%	896	556	340	61.2%
Gross Revenue	929	2,182	(1,253)	(57.4%)	7,042	5,714	1,328	23.2%
Less Promotional Allowances	(8)	0	8	100.0%	(8)	0	8	100.0%
Net Operating Revenue	921	2,182	(1,261)	(57.8%)	7,034	5,714	1,320	23.1%
Gaming Expenses	(370)	(1,657)	(1,287)	(77.7%)	(2,379)	(4,413)	(2,034)	(46.1%)
General and Administrative Expenses	(2,071)	(1,766)	305	17.3%	(6,670)	(5,448)	1,222	22.4%
Total Operating Costs and Expenses	(2,559)	(3,614)	(1,055)	(29.2%)	(9,365)	(10,333)	(968)	(9.4%)
Earnings (Losses) from Operations	(1,638)	(1,432)	(206)	(14.4%)	(2,331)	(4,619)	2,288	49.5%
Net (Loss) Earnings	(696)	(1,008)	312	31.0%	806	(3,538)	4,344	122.8%
Adjusted EBITDA	$(1,094)	$(1,227)	$133	10.8%	$(4,146)	$(4,087)	$(59)	(1.4%)

Three Months Ended September 30, 2015 and 2014

Net operating revenue for Corporate and Other decreased by ($1.3) million, or (57.8%), for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in net operating revenue was due to decreased gaming revenue as a result of the termination of the concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian during the second quarter of 2015. The decreased gaming revenue was offset by $0.3 million in revenue from the consulting agreement with Norwegian under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million that is payable in eight quarterly installments of $250,000 that commenced in July 2015.

Total operating costs and expenses decreased by ($1.1) million, or (29.2%), for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to decreased expenses in Cruise Ships and Other of ($1.4) million, or (70.4%), as a result of the termination of the Oceania and Regent concession agreements . The decrease was offset by increased expenses of $0.3 million, or 19.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 in Corporate Other, which consisted primarily of increased amortization of stock-based compensation expense of $0.4 million.

Because of the foregoing, losses from operations for Corporate and Other increased by ($0.2) million, or (14.4%), net losses decreased by $0.3 million, or 31.0%, and Adjusted EBITDA losses decreased $0.1 million, or 10.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The difference between the decreased net losses of $0.3 million and the increased losses from operations of ($0.2) million was due to decreased income tax expense of $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2015 and 2014

Net operating revenue for Corporate and Other increased by $1.3 million, or 23.1%,  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net operating revenue was due to the $3.4 million from the termination of the Oceania and Regent concession agreements and $0.3 million in other revenue earned from the Norwegian consulting agreement, offset by the decrease in net operating revenue received from operating the eight ship-based casinos onboard Regent and Oceania for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Total operating costs and expenses decreased by ($1.0) million, or (9.4%), for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was due to decreased expenses as a result of the termination of the Oceania and Regent concession agreements, offset by $1.3 million, or 24.9%, of increased operating expenses for Corporate Other. The increase in total operating costs and expenses for Corporate Other was primarily due to increased stock-based compensation expense of $1.2 million as well as legal and accounting fees, corporate travel expenses, corporate payroll and other expenses not directly related to any of our individual properties.

Because of the foregoing, losses from operations for Corporate and Other decreased by $2.3 million, or 49.5%, net earnings increased by $4.3 million, or 122.8%, and Adjusted EBITDA losses increased by ($0.1) million, or (1.4%),  for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The difference between increased net earnings of $4.3 million and decreased losses from operations of $2.3 million was due to the decrease in income tax expense of $2.0 million, which included the reduction of the Austrian tax valuation allowance of $1.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended September 30,				For the nine months ended September 30,
Amounts in thousands	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest Income	6	11	(5)	(45.5%)	21	72	(51)	(70.8%)
Interest Expense	(816)	(707)	109	15.4%	(2,527)	(2,090)	437	20.9%
Gain on Foreign Currency Transactions and Other	240	200	40	20.0%	1,142	375	767	204.5%
Non-Operating (Expense)	$(570)	$(496)	$(74)	(14.9%)	$(1,364)	$(1,643)	$279	17.0%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our BMO Credit Agreement and CPL borrowings, the fair value adjustments for our interest rate swap agreements and interest expense related to CDR’s land lease. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions and Other

Gain on foreign currency transactions and other includes $0.5 million received by CDR related to infrastructure built during the development of the REC project for the nine months ended September 30, 2015. The $0.5 million was distributed to CDR’s non-controlling shareholders through non-controlling interest as part of the credit agreement between CCE and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2015, we recognized income tax expense of $0.4 million on pre-tax income of $12.7 million, representing an effective income tax rate of 3.2% compared to an income tax expense of $0.8 million on pre-tax income of $0.4 million, representing an effective income tax rate of 208.5% for the same period in 2014. The estimated effective tax rate for 2015 is 16.45%.

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

As of September 30, 2015, our total debt under the bank borrowings and other agreements described below was $39.8 million, of which $34.4 million was long-term debt and $5.4 million was short-term debt. The short-term debt relates to payments due within one year for our credit agreement with the Bank of Montreal, CPL’s two credit agreements and four capital lease agreements, as well as the entire balance of CPL’s credit facility. Net debt, which is total debt minus cash and cash equivalents, was $10.0 million as of September 30, 2015.

Credit Agreement – Bank of Montreal

In May 2012, through our Canadian subsidiaries, we entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, an amended and restated BMO Credit Agreement increased the principal amount of the loan to CAD 39.1 million. As of September 30, 2015, we had borrowed CAD 33.9 million, of which the outstanding balance was CAD 29.1 million ($21.7 million based on the exchange rate in effect on September 30, 2015) and we had approximately CAD 5.2 million ($3.9 million based on the exchange rate in effect on September 30, 2015) available for borrowing under the BMO Credit Agreement.  The outstanding borrowings cannot be re-borrowed once they are repaid. We have used borrowings under the BMO Credit Agreement primarily to repay our mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to the REC project.  We can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings (loss) for the three and nine months ended September 30, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company.  The shares of our subsidiaries in Edmonton and Calgary and our 75% interest in CDR are pledged as collateral for the BMO Credit Agreement.  The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year.  We were in compliance with all covenants of the BMO Credit Agreement as of September 30, 2015.

Casinos Poland

As of September 30, 2015, CPL had debt totaling PLN 13.4 million ($3.5 million based on the exchange rate in effect on September 30, 2015). The debt includes two credit agreements, one credit facility and four capital lease agreements.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of September 30, 2015, the amount outstanding on the term loan was PLN 5.6 million ($1.5 million based on the exchange rate in effect on September 30, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan in September 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of September 30, 2015, the amount outstanding was PLN 2.4 million ($0.6 million based on the exchange rate in effect on September 30, 2015). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85%. The credit facility terminates on February 13, 2016. As of September 30, 2015, the amount outstanding was PLN 5.3 million ($1.4 million based on the exchange rate in effect on September 30, 2015) and CPL had approximately PLN 5.7 million ($1.5 million based on the exchange rate in effect on September 30, 2015) available under the facility. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of September 30, 2015.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of September 30, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank has issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on September 30, 2015). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.3 million in deposits for this purpose as of September 30, 2015 and December 31, 2014. These deposits are recorded in deposits and other on our condensed consolidated balance sheets.

Century Downs Racetrack and Casino

Prior to our acquisition of an ownership interest in CDR, CDR sold a portion of the land on which the REC project has been constructed and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method by accounting for the land subject to the lease as an asset and the lease payments as interest on a financing obligation. As of September 30, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($14.5 million based on the exchange rate in effect on September 30, 2015) and the implicit interest rate was 10.0%.

Cash Flows

Cash and cash equivalents totaled $29.8 million at September 30, 2015, and we had working capital (current assets minus current liabilities) of $10.8 million compared to cash and cash equivalents of $24.7 million and working capital of $2.0 million at December 31, 2014. The increase in cash and cash equivalents is due to $13.3 million of net cash provided by operating activities, $6.8 million in proceeds from borrowings net of principal payments, $0.7 million in proceeds from the sale of fixed assets and $0.1 million in proceeds from the exercise of stock options. The cash provided by these activities was offset by $14.3 million used to purchase property and equipment, mainly for the development of the REC project, a $0.5 million distribution to non-controlling interest and $1.0 million in exchange rate changes on cash.

Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2015 and $2.2 million for the nine months ended September 30, 2014. The cash provided by operating activities for the nine months ended September 30, 2015 included $3.4 million from the termination of the Oceania and Regent concession agreements. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $13.7 million for the nine months ended September 30, 2015 consisted of $11.6 million for development costs related to the REC project, $0.5 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland, $0.1 million in improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.1 million to purchase new sign displays for the casinos in Warsaw and Wroclaw operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.3 million to purchase slot machines for our Cripple Creek and Central City properties, $0.1 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at our Edmonton property, $0.1 million to remodel the Mid City Grill and kitchen at our Calgary property and $1.1 million in other fixed asset additions at our properties offset by $0.7 million in proceeds from the disposition of assets.

Net cash used in investing activities of $8.2 million for the nine months ended September 30, 2014 consisted of $2.6 million to remodel the new Poznan casino location, make improvements to the Katowice location, convert slot machines from cash to ticket in ticket out machines and purchase new slot machines for the casinos operated by Casinos Poland, $3.7 million for development costs related to the REC project, $0.8 million to purchase new slot machines, surveillance systems and various gaming equipment for the Mein Schiff 3, Insignia and Nova Star ship-based casinos, $0.4 million to remodel hotel rooms in our Cripple Creek property, $0.1 million to purchase slot machines for our Central City property, $0.1 million to replace slot chairs in our Edmonton property, $0.1 million to remodel the slot bar at our Calgary property and $0.9 million in other fixed asset additions at our properties. The capital expenditures were offset by proceeds from the repayment of a $0.5 million loan made by the Company in connection with a proposed casino project in Southeast Asia that the Company decided not to pursue following its diligence investigation.

Net cash provided by financing activities of $6.3 million for the nine months ended September 30, 2015 consisted of $6.8 million cash received under various loan agreements net of principal repayments and $0.1 million cash from the exercise of stock options, offset by a $0.5 million distribution to non-controlling interest.

Net cash provided by financing activities of $6.4 million for the nine months ended September 30, 2014 consisted of $6.7 million cash received under various loan agreements net of principal repayments offset by a $0.3 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the nine months ended September 30, 2015. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2015. The repurchase program has no set expiration or termination date.

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

We believe that our cash at September 30, 2015, as supplemented by cash flows from operations, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $24.6 million of our total $29.8 million in cash and cash equivalents at September 30, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2015. There were no repurchases of common stock during the three months ended September 30, 2015.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1*	Amendment to Employment Agreement, by and among Century Casinos, Inc., Century Resorts International Ltd., Century Casinos Europe GmbH and Erwin Haitzmann, effective September 1, 2015.
10.2*	First Amending Agreement to Amended and Restated Credit Agreement, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and Bank of Montreal, effective September 30, 2015.
31.1*	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Erwin Haitzmann, Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Peter Hoetzinger, President and Co Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: November 6, 2015

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*	Amendment to Employment Agreement, by and among Century Casinos, Inc., Century Resorts International Ltd., Century Casinos Europe GmbH and Erwin Haitzmann, effective September 1, 2015.
10.2*	First Amending Agreement to Amended and Restated Credit Agreement, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and Bank of Montreal, effective September 30, 2015.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.