Form 10-K
period 2015-12-31
CENTURY CASINOS INC /CO/
filed 2016-03-11
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2015

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

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the closing price of $6.30 for the Common Stock on the NASDAQ Capital Market on that date, was $133,840,400. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 2, 2016, the registrant had 24,423,172 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

Overview of Operations

We view each casino property as a separate operating segment and aggregate all such properties into the following reportable segments:

•	Canada
•	United States
•	Poland
•	Corporate and Other

Canada

Net operating revenue from our Canada segment was $45.9 million, or 34%, of our total net operating revenue.

•

Century Casino & Hotel – Edmonton, Alberta, Canada. We opened this wholly-owned casino in November 2006 and the attached hotel in March 2007. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 777 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 17 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 450 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, four restaurants, 600 surface parking spaces and an underground heated parking garage with 300 additional spaces.

•

Century Casino Calgary – Calgary, Alberta, Canada.  We acquired this wholly-owned casino in January 2010. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 16 tables, 25 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 4,500 square foot showroom that can seat approximately 500 customers, an 18,000 square foot showroom that can seat approximately 1,000 customers, a 30-lane bowling alley, 536 owned surface parking spaces and 262 leased surface parking spaces neighboring the casino.

•

Century Downs Racetrack and Casino – Calgary, Alberta, Canada. Our subsidiary Century Casinos Europe GmbH (“CCE”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”), which in turn owns and operates a Racing and Entertainment Center (“REC”). The REC, which opened in April 2015, is located 17 miles from Century Casino Calgary and 4.5 miles from the Calgary International Airport. The casino includes 550 TITO slot machines and seven video lottery terminals. In addition, the property has a 5.5 furlong (0.7 mile) racetrack, a bar, a lounge, a restaurant facility, an off-track betting area, an entertainment area and 700 surface parking spaces. The horse racing season runs from February through November. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

•

Century Bets! Inc. – Calgary, Alberta, Canada. Our subsidiary CCE formed Century Bets! Inc. (“CBS” or “Century Bets”) in January 2015 and owns 75% of its outstanding shares. CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS provides pari-mutuel wagering content and live video to 17 off-track betting parlors throughout southern Alberta and has agreements with over 90 racetracks world-wide to broadcast races through the off-track betting network. CBS is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

United States

Net operating revenue from our United States segment totaled $28.4 million, or 21%, of our total net operating revenue.

•

Century Casino & Hotel – Central City, Colorado. We opened this wholly-owned casino and hotel in July 2006, as part of a joint venture in which we owned a 65% interest. On December 31, 2007, we acquired the remaining 35% interest in the joint venture. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 3.0 million people. Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 500 TITO slot machines, eight tables, 26 hotel rooms, a bar, two restaurants and a 500 space on-site covered parking garage.

•

Century Casino & Hotel – Cripple Creek, Colorado. We have operated this wholly-owned casino and hotel since 1996. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 650,000 people. The facility has 443 TITO slot machines, six tables, 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

Poland

Net operating revenue from our Poland segment totaled $52.2 million, or 39%, of our total net operating revenue.

•

Casinos Poland – Poland. In March 2007, our subsidiary CCE acquired 33.3% of the outstanding shares of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). In April 2013, CCE increased its ownership interest in CPL to 66.6%. As of the date of acquisition, we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 500 slot machines and 82 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2015, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	24
Warsaw	1.7 million	LIM Center	63	4
Krakow	762,000	Dwor Kosciuszko Hotel	54	8
Lodz	730,000	Manufaktura Entertainment Complex	60	10
Wroclaw	635,000	HP Park Plaza Hotel	69	12
Poznan	550,000	Hotel Andersia	56	9
Katowice	307,000	Altus Building	70	9
Sosnowiec*	215,000	Sosnowiec City Center	10	2
Plock	126,000	Hotel Plock	48	4

* Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis in February 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

Corporate and Other

Net operating revenue from our Corporate and Other segment totaled $7.9 million, or 6%, of our total net operating revenue.

•

Cruise Ships. Through concession agreements with TUI Cruises and Windstar Cruises, we operate 10 ship-based casinos. The concession agreement with Windstar Cruises also gives us the exclusive right to install and operate casinos onboard any new ships built or acquired by Windstar Cruises. We operate a total of 155 slot machines and 22 tables onboard the 10 ships. The following table summarizes the cruise lines with which we have agreements, the ships on which we operate ship-based casinos and the number of slots and tables at each casino.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	7	3
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2

In 2015, we began operating the ship-based casinos onboard three new ships: Windstar Cruises Star Breeze and Star Legend and TUI Cruises Mein Schiff 4. In September 2015, we amended our concession agreement with TUI Cruises to include our operation of the ship-based casinos onboard the Mein Schiff 5 and Mein Schiff 6, two new 2,500 passenger cruise ships that are scheduled to begin operations in the second quarter of 2016 and 2017, respectively. Our agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine to Yarmouth, Nova Scotia, ended in October 2015 after the 2015 sailing season.

In March 2015, we mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate our concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”).We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015, which we recorded as net operating revenue net of $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement.

In March 2015, we entered into a two-year consulting agreement with Norwegian, which became effective June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter.

•

Hilton Aruba Caribbean Resort and Casino Management Agreement. In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. In 2015, the Radisson Aruba Resort, Casino & Spa was sold and rebranded as the Hilton Aruba Caribbean Resort and Casino. Our management agreement was assumed by the new owners and no changes were made to the original agreement. The casino at the Hilton Aruba Caribbean Resort and Casino is centrally located within the hotel. The casino operates with approximately 200 TITO slot machines, 16 tables and a beverage outlet.

•

Mendoza Central Entretenimientos S.A. In October 2014, our subsidiary CCE purchased 7.5% of the shares of Mendoza Central Entretenimientos S.A. (“MCE”) for $1.0 million. The shares are reported on our consolidated balance sheet using the cost method of accounting. In addition, CCE and MCE have entered into a Consulting Services Agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina that is owned by the Province of Mendoza. MCE leases 600 TITO slot machines to Casino de Mendoza.

Additional Projects and Other Developments

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

Canada

•

Edmonton - The Century Casino & Hotel in Edmonton, Canada has seven competitors (six casinos and one REC) in the Edmonton market. Our casino is one of two casinos in Edmonton that have both a hotel and showrooms. Our showrooms allow the property to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. Our casino is the only casino in the Edmonton market to offer a heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately six miles away.

•

Calgary - Century Casino Calgary and Century Downs have six competitors (two of which have a combination of hotel and casino) in the Calgary market. Unique to Century Casino Calgary is a 30-lane bowling alley, a lounge and two showrooms. Unique to Century Downs is a 5.5 furlong (0.7 mile) racetrack. Both casinos have off-track betting parlors, and there is only one other casino in the Calgary market with an off-track betting parlor. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club, Century Casino Calgary’s bowling center and Century Downs’ racetrack. Century Casino Calgary is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away. Century Downs is located 17 miles from Century Casino Calgary, one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport with the closest competition located approximately 13 miles away.

•

Century Bets - Century Bets is the exclusive operator of the southern Alberta pari-mutuel network. Century Bets competes with Northlands Park, the operator of the northern Alberta pari-mutuel network, for customers along the border between the northern and southern regions. In addition to placing wagers at off-track betting locations, each region offers advance deposit wagering for online wagering. Some customers in the southern Alberta network created accounts for advance deposit wagering with Northlands Park before we began operating Century Bets.

United States

Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2015, there were 12 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 17 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 59% of the total gaming devices in Colorado in 2015 and approximately 76% of total gaming revenues in Colorado in 2015.

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

Poland

CPL competes with 42  casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing focuses on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our Warsaw casinos. The Polish Minister of Finance does not disclose individual casino data. All slot arcades operating slot machines outside of casinos were required to cease operations by the end of 2015. We anticipate this will positively benefit CPL’s operations.

Corporate and Other

•

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We rely on each cruise ship’s marketing efforts to attract onboard customers to our casinos. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities, including land-based casinos.

•

Aruba – The Hilton Aruba Caribbean Resort and Casino, for which we hold the casino management agreement, has 12 competitors in the Aruba market. Our main marketing activity is focused on promotions to increase traffic at the casino with promotions such as mystery jackpots, players’ club rewards and various events at the casino, including live music and bingo. Marketing efforts are targeted to hotel guests staying at the Hilton Aruba Caribbean Resort as well as tourists and locals from the island. The casino is located on the High Rise Strip on Palm Beach, which is the main tourist destination on the island.

•

Argentina – The Casino de Mendoza has four competitors in the Mendoza market. The IPJC is responsible for the marketing efforts for the casino, which are targeted at local residents as well as tourists.

Seasonality

Canada – Our Edmonton and Calgary casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities. Century Downs also attracts additional customers during the racing season from February through November. Century Bets attracts more customers to off-track betting during the peak racing season from May through August.

United States  – Our casinos in Colorado attract more customers during the warmer months from May through September. We expect to attract fewer customers from October through April because weather conditions during this period are variable and can have a significant impact on daily business levels.

Poland – CPL generally attracts more customers from October through March because domestic customers generally vacation out of the country during the summer months.

Corporate and Other

•

Cruise Ships -- Our business onboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the volume and quality of the players onboard the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact revenue from our cruise ship casinos.

•

Aruba -- The Hilton Aruba Caribbean Resort and Casino, for which we hold the management agreement, is popular among tourists throughout the year, with the peak season being from the end of December through April.

•	Argentina – The Mendoza market has a slight seasonal increase from January through March due to increased tourism.

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

Statutes and regulations can require us to meet various standards relating to, among other matters, business licenses, registration of employees, floor plans, background investigations of licensees and employees, historic preservation, building, fire and accessibility requirements, payment of gaming taxes, and regulations concerning equipment, machines, chips, gaming participants, and ownership interests. Civil and criminal penalties, including shutdowns or the loss of our ability to operate gaming facilities in a particular jurisdiction, can be assessed against us and/or our officers to the extent of their individual participation in, or association with, a violation of any of the state or local gaming statutes or regulations. Such laws and regulations apply in all jurisdictions in which we may do business. Management believes that we are in compliance with all applicable gaming and non-gaming regulations as described below.

Canada

Alberta Gaming and Liquor Commission (“AGLC”) - Gaming in Alberta is governed by the provincial government. The AGLC administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted and the AGLC has an indefinite moratorium on new casinos and RECs. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. At Edmonton and Calgary,  our licenses must be renewed every five years, with the next renewals scheduled for 2018 for both casinos. At Century Downs, our license must be renewed every two years, with the next renewal scheduled for 2016. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC allows casinos to operate slot machines and table games a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. and to operate casino poker rooms 24 hours a day. Casinos and RECs may permit only individuals 18 or older to gamble in the casino. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette with a maximum single bet of $1,000 and a maximum single bet of $5 for slot machines.

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees provide the AGLC with a place to operate slot machines, market the casinos, and provide table game dealers, slot attendants, security and surveillance. Casino licensees do not incur lease expenditures to the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable. At our Edmonton and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which it allocates 15% to licensed charities and 70% to the Alberta Lottery Fund.  At the REC, the AGLC retains 33% of slot machine net sales, which are allocated to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity.

Horse Racing Alberta (“HRA”) - HRA was formed in June 2002 to facilitate long term industry renewal for horse racing. The objectives of HRA are to govern, direct, control, regulate, manage, market and promote horse racing in any or all of its forms; to protect the health, safety and welfare of racehorses and, with respect to horse racing, the safety and welfare of racing participants and racing officials; and to safeguard the interest of the general public in horse racing.

HRA requires all horse racing operators to be licensed. A licensed operator is responsible for the general supervision of horse races at its facilities but must not interfere with the proper performance of the functions and responsibilities of racing officials. Only individuals 18 or older may place a bet on horse races. HRA also prohibits racing officials, HRA employees, jockeys, drivers of horses and any employee of any of them from betting on a race, encouraging others to bet on a race on their behalf or owning a pari-mutuel ticket. A licensed owner of a horse, its trainer and any authorized agent or employee of such owner or trainer may not bet or encourage others to place a bet on their behalf on a horse other than the horse owned or trained by such licensed owner or trainer.

A licensed operator must also provide and maintain a suitable racetrack, file with HRA a certificate of measurement of the track and provide services at race meetings, including first aid and ambulance facilities.  HRA must approve the equipment, facility and any services the operator will provide. HRA also requires a licensed operator to establish and maintain complete records of each horse race conducted by the operator.

During the first five years of CDR’s operation beginning in 2015, HRA retains 23.25% of slot machine net sales at CDR to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. After the first five years of operation of CDR, HRA will retain 26.25% of slot machine net sales at CDR. Approximately 15.4% of each horse racing bet will be retained by the HRA, of which 10.0% will be returned to the REC. We record our revenue net of the amounts retained by HRA.

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

The Gaming Commission is empowered to issue six types of gaming and related licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years, with the next renewals scheduled for 2017 for our casinos in Central City and Cripple Creek. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

The Colorado constitution permits a gaming tax of up to 40% on adjusted gross proceeds (“AGP”), and voter approval is required for any increase to this gaming tax rate.  The current gaming tax in Colorado established by the Gaming Commission is a graduated rate of 0.25% to 20% on AGP, where casinos pay a higher percentage as their AGP increase.

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

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•	All slot arcades were phased out and ceased operations in 2015. As a result, effective in 2016, the operation of slot machines is permitted in casinos only;
•	A maximum of 70 slot machines are allowed per casino;
•	All licensees must go through a renewal process once their current six year license has expired;
•	The gaming tax rate assessed on gross gaming revenue is 50%; and
•	Poker cash games are prohibited in Poland, except for authorized poker tournaments.

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

Corporate and Other

•

Cruise Ships -- The casinos onboard the cruise ships operate in international waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

•

Aruba -- The Minister of Justice governs gaming in Aruba. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license with a minimum of 250 rooms. As a result, the Hilton Aruba Caribbean Resort and Casino, which has 355 hotel rooms, holds the casino license and we operate the casino under a management agreement. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalties of closure, fines and/or withdrawal of license.

•

Argentina –  The Casino de Mendoza is owned and operated by the Province of Mendoza. To retain the exclusive agreement with the IPJC, MCE must remain in good standing and operate ethically and without fault. In addition, any changes to the slot machines leased by MCE to Casino de Mendoza require approval from the IPJC.

Other Regulation

We are subject to certain foreign, federal, state, provincial and local safety and health, employment and environmental laws, regulations and ordinances that apply to our non-gaming operations. We have not made, and do not anticipate making, material expenditures with respect to these laws, regulations and ordinances. However, the coverage of, and attendant compliance costs associated with, such laws, regulations and ordinances may result in future additional costs to our operations.

Rules and regulations regarding the service of alcoholic beverages are strict. The loss or suspension of a liquor license could significantly impair our operations. Local building, parking and fire codes and similar regulations also could impact our operations and any proposed development of our properties.

Employees

As of December 31, 2015,  we had approximately 1,324 full-time employees and 314 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 152 employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	62	Chairman of the Board and Co Chief Executive Officer
Peter Hoetzinger	53	Vice Chairman of the Board, Co Chief Executive Officer and President
Margaret Stapleton	54	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	47	Managing Director of Century Casinos Europe GmbH, Vice President Operations and Chief Information Officer

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

Financial Information about Segments and Geographic Areas

See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 13 for financial information about segments and geographic areas.

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

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland.  Currently, Internet gaming is not allowed in the jurisdictions in which we operate; however, Internet gaming or other gaming opportunities that become available in our markets could attract players that might otherwise have visited our casinos. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment may be necessary from time to time to preserve the competitiveness of our properties. If we are not successful in making these improvements, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. In Canada, our licenses must be renewed every five years, with the next renewals scheduled for 2018 for our casinos in both Edmonton and Calgary. At Century Downs and in Colorado, our licenses must be renewed every two years, with the next renewals scheduled for 2016 for Century Downs and 2017 for our casinos in Central City and Cripple Creek. In Poland, our licenses must be renewed every six years, with the next renewals scheduled for 2016 for both the Lim Center casino in Warsaw and the Katowice casino. We may not be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In particular, in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continuing competitive threat to us. Periodic changes in the membership of the Colorado Gaming Commission and turnover in the office of the Governor of Colorado (who appoints both the members of the Gaming Commission and the executive director of the Department of Revenue, which oversees the Gaming Commission) also could adversely affect our results of operations. In addition, in Alberta, Canada, a new government was elected in May 2015. A portion of the gross gaming revenue that CDR receives from HRA is subject to conditions in an agreement between the Albertan government and HRA that expires on March 31, 2016. While HRA, as representative of the horse racing industry, is working diligently to extend this agreement, there can be no assurance that such an extension will be adopted or that it will have terms and conditions that are as favorable to us as those in the current agreement. If the agreement between the Albertan government and HRA is not extended or is extended on terms that are less favorable to us, our results of operations at CDR may be adversely affected.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. At our Edmonton and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which the AGLC allocated 15% to licensed charities. For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At CDR, the AGLC retains 33% of slot machine net sales, which are allocated to the Alberta Lottery Fund. During the first five years of CDR’s operations, HRA retains  23.25% of slot machine net sales to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. After the first five years of operations at CDR, HRA will retain 26.25% of slot machine net sales. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

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

Our various credit agreements require us to adhere to a number of significant financial covenants. These restrictions limit the ability of our subsidiaries in Canada and Poland to incur additional debt, obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in any of our credit agreements would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

In 2015, we derived our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. Our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

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

We may engage in construction projects as part of our development of additional properties in the future. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Most of these factors are beyond our control. The occurrence of any of these development and construction risks could increase the total costs of our construction projects or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects. This could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

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

Our business may be adversely affected by international, national and local economic and political conditions. The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary consumer spending. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, housing market instability, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow. We are unable to predict the frequency, length or severity of economic circumstances.

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

There are 152 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL. A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the U.S. and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in currency exchange rates and currency controls in foreign countries could adversely affect our business.

Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty, respectively. Decreases in the value of these currencies in relation to the value of the U.S. dollar have decreased the operating profit from our foreign operations when translated into U.S. dollars, which has adversely affected our consolidated results of operations, and such decreases may occur in the future. In addition, we may expand our operations into other countries and, accordingly, we could face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

We have invested $1.0 million in capital in the MCE project located in Argentina. In addition, we have a Consulting Services Agreement with MCE in which CCE will receive a service fee consisting of of a fixed fee plus a percentage of MCE’s EBITDA. Argentina has implemented currency controls within the country that could limit our ability to repatriate our initial capital, the consulting service fee, or other funds.

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

We have $188 million of tangible and intangible assets, including $10 million of goodwill, $3 million in casino licenses, $2 million in trademarks and $132 million in property and equipment as of December 31, 2015. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

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

In Poland, tax laws and other Polish laws and regulations change from time to time and often there is no reference to established regulations or cases. The current Polish laws and regulations also have ambiguities that lead to differences in interpretations between authorities and between authorities and companies. Taxes or other payments may frequently be inspected by Polish authorities that are authorized to impose significant fines, extra liabilities and interest for underpayments. As a result, the tax risk is higher in Poland than in countries with better-developed tax systems. For example, we have open tax audits currently in litigation with the Polish Internal Revenue Service (“Polish IRS”) (see Item 3 “Legal Proceedings”). Polish tax payments may be inspected for up to five years. As a result, the amounts included in the financial statements for Polish taxes may change at a later date after the final amounts are determined, and other Polish laws and regulations may lead to additional liabilities.

We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenue.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. Without electrical power or a failure of the technology services needed to run the computers, we may be unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Additionally, substantial increases in the cost of electricity and natural gas could negatively affect our results of operations.

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

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market in 2014 and 2015 varied from a high of $8.21 to a low of $4.71.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location, size and a description of the gaming and other facilities at each of our casinos as of December 31, 2015:

Summary of Property Information

Property	Segment	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Off-Track Betting Parlors
Century Casino & Hotel – Edmonton	Canada	35,000	7	777	17	35	0
Century Casino – Calgary	Canada	20,000	8	504	25	16	1
Century Downs Racetrack and Casino	Canada	22,000	57.3	550	7	0	1
Century Bets! Inc. (1)	Canada	0	0	0	0	0	17
Century Casino & Hotel – Central City	United States	22,350	1.3	500	0	8	0
Century Casino & Hotel – Cripple Creek	United States	19,600	3.5	443	0	6	0
Casinos Poland – Poland (2)	Poland	36,500	0	500	0	82	0
Cruise Ships (total of 10) (3)	Corporate and Other	10,000	0	155	0	22	0
Hilton Aruba Caribbean Resort and Casino (4)	Corporate and Other	16,000	15	200	0	16	0
Mendoza Central Entretenimientos S.A. (5)	Corporate and Other	23,000	0	600	0	0	0

(1) Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout Alberta, including in Century Casinos – Calgary and Century Downs Racetrack and Casino.

(2) Casinos Poland operates nine separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Overview of Operations - Poland” in Item 1, “Business” of this report.

(3) Operated under concession agreements. We do not own the ships on which our casinos operate.

(4) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

(5)  Operated under a consulting services agreement. We do not own the building in which the casino operates.

Each of the locations listed in the table above are wholly-owned by us except for Century Downs Racetrack and Casino, Century Bets! Inc., the casinos operated by Casinos Poland, the cruise ships, the Hilton Aruba Caribbean Resort and Casino and Mendoza Central Entretenimientos S.A.

As of December 31, 2015, the Century Casino & Hotel in Edmonton and Century Casino in Calgary and our 75% share of Century Downs are pledged as collateral for our obligations under a mortgage with the Bank of Montreal. As of December 31, 2015, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank, and a building in Warsaw, Poland owned by Casinos Poland was used to secure a line of credit with BPH Bank (see Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report).

Additional Property Information

Century Casino Calgary – In addition to the property described above, we currently lease approximately 28,900 square feet of land at our property in Calgary for additional parking.

Century Downs Racetrack and Casino –  The land on which the REC is located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 51.99 acres on which the REC is located.

Century Bets – Century Bets currently leases approximately 625 square feet of office space from Century Casino & Hotel Edmonton for administrative purposes.

Corporate Offices – We currently lease approximately 5,700 square feet of office space in Colorado Springs, Colorado and approximately 2,500 square feet of office space in Vienna, Austria for corporate and administrative purposes.

Item 3.    Legal Proceedings.

We are not a party to any pending litigation that, in management’s opinion, could have a material effect on our financial position or results of operations except as follows.

In March 2011, the Polish IRS began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and from January 1, 2011 to January 31, 2011.

After proceedings with the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS in November 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from this decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and received an oral decision on March 9, 2016. The court found in favor of the Polish IRS.  CPL expects to receive the written decision from the court within the next several weeks. As previously disclosed, CPL paid the Polish IRS for the taxes and interest owed from this decision in December 2012.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2013 for review of the period from December 1, 2007 to December 31, 2008. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court. In January 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court in December 2014 and received an oral decision on March 9, 2016. The court found in favor of the Polish IRS.  CPL expects to receive the written decision from the court within the next several weeks. As previously disclosed, CPL paid the Polish IRS for the taxes and interest owed from this decision in December 2013.

After further proceedings and appeals with the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2014 for review of the period from January 1, 2009 to December 31, 2009. CPL paid PLN 2.8 million ($0.9 million) for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court in January 2015 and received an oral decision in October 2015. The court found in favor of CPL on the procedural grounds that the prior tax proceedings were not conducted by the appropriate tax authority. However, the court also found that CPL’s tax records for 2009 remain open for audit by a different tax authority. CPL appealed the decision to the Supreme Administrative Court in December 2015 and expects a decision in 2018.

Management has evaluated the likelihood that the litigation will be unfavorable for CPL using a probability weighted cash flow analysis and recorded a liability at estimated fair value in purchase accounting for the taxable periods beginning December 2007 and ending March 2013.  The statute of limitations for the Polish IRS to begin a tax audit is five years. The statute of limitations for the period from January 1, 2010 to December 31, 2010 ended on December 31, 2015 and, as a result, management has adjusted the liability to remove the estimated taxes owed for the 2010 tax year. The adjustment reduced the liability by PLN 3.4 million ($0.9 million). The adjustment was recorded as gain on foreign currency transactions and other on our consolidated statement of earnings (loss) for the year ended December 31, 2015. The balance of the potential liability recorded on our consolidated balance sheet for all open periods as of December 31, 2015 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on December 31, 2015).

Management is assessing the impact of the outcome of the decisions relating to the Polish IRS tax audits for December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 as it relates to future tax years that have not been audited.  The impact may be material to our consolidated financial statements.

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

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2010 through December 31, 2015, and compares it to the cumulative total return on the NASDAQ and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2010, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/10	12/11	12/12	12/13	12/14	12/15
CNTY	100.00	103.69	116.39	213.52	206.97	318.85
NASDAQ	100.00	98.20	113.82	157.44	178.53	188.75
Dow Jones US Gambling Index	100.00	91.97	100.87	175.65	137.43	99.73

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2015		2014
	High	Low	High	Low
First Quarter	$6.29	$4.85	$8.21	$4.91
Second Quarter	$6.45	$5.15	$7.42	$5.35
Third Quarter	$7.07	$5.60	$6.10	$4.80
Fourth Quarter	$7.84	$5.82	$5.55	$4.71

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 2, 2016, we had 136 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2015 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2015.

Item 6.  Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K. In 2015, we began presenting debt issuance costs as a reduction of liabilities on our consolidated balance sheets. Total assets and total liabilities below have been adjusted for all years presented for comparability.

	For the year ended December 31,
Amounts in thousands, except for share information	2015 (1)	2014	2013 (2)	2012	2011 (3)
Results of Operations:
Net operating revenue	$134,431	$120,048	$104,588	$71,828	$70,866
Earnings from operations	16,493	2,657	5,483	5,776	4,265
Net (earnings) loss attributable to non-controlling interests	(1,600)	2,321	106	0	0
Net earnings attributable to Century Casinos, Inc. shareholders	11,907	1,232	6,181	4,091	3,021
Adjusted EBITDA (4)	$23,495	$12,850	$12,685	$10,563	$10,692

Basic earnings per share:
Earnings from continuing operations	$0.68	$0.11	$0.23	$0.24	$0.18
Net earnings attributable to Century Casinos, Inc. shareholders	$0.49	$0.05	$0.26	$0.17	$0.13
Diluted earnings per share:
Earnings from continuing operations	$0.67	$0.11	$0.23	$0.24	$0.18
Net earnings attributable to Century Casinos, Inc. shareholders	$0.49	$0.05	$0.26	$0.17	$0.13

Balance Sheet:
Cash and cash equivalents	$29,366	$24,741	$27,348	$24,747	$25,192
Total assets	187,083	187,112	190,303	136,851	136,626
Long-term debt	36,520	37,894	33,738	3,079	8,999
Total liabilities	59,808	64,686	60,853	18,695	24,086
Non-controlling interest	4,859	3,998	7,641	0	0
Total Century Casinos, Inc. shareholders' equity	$122,416	$118,428	$121,809	$118,156	$112,540

(1)

In April 2015, we began operations of CDR’s casino and racetrack.  In June 2015, we recorded $3.4 million in net operating revenue from the $4.0 million consideration for the early termination of our Oceania and Regent concession agreements net of $0.6 million in assets sold to Norwegian as part of the termination agreement.

(2)

In April 2013, we purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest and we recorded a gain on business combination of $2.1 million associated with the purchase. Additionally, we recorded a gain on business combination of $0.4 million associated with the CDR acquisition in December 2013.

(3)	In 2011, we recorded a $1.2 million gain on bargain purchase associated with the Century Casinos Calgary acquisition.
(4)	A reconciliation of Adjusted EBITDA to Net earnings attributable to Century Casinos, Inc. shareholders is presented below.

We have not declared or paid dividends in any of the years presented above.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items such as the consideration for the early termination of the concession agreements with Oceania and Regent. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to forecast and evaluate the operational performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reporting segments by eliminating the above mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the year ended December 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$7,819	$2,381	$2,899	$(1,192)	$11,907
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	2,110	1,461	1,136	(2,872)	1,835
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Non-controlling interest	152	0	1,448	0	1,600
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Acquisition costs	0	0	0	0	0
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$15,384	$6,401	$7,080	$(5,370)	$23,495

Other one-time (income) costs for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

	For the year ended December 31, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Non-controlling interest	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
(Gain) loss on foreign currency transactions and other	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	0	0	266	381
Other one-time (income) costs	(103)	0	421	0	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Other one-time (income) costs for Canada were insurance proceeds and for Poland were the costs associated with relocating the Poznan casino to Hotel Andersia and the write-off of the Sosnowiec casino license.

	For the year ended December 31, 2013
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$5,670	$2,229	$12	$(1,730)	$6,181
Interest expense (income), net	584	0	374	(48)	910
Income taxes (benefit)	1,643	1,365	145	(1,859)	1,294
Depreciation and amortization	1,948	2,225	1,903	523	6,599
Non-controlling interest	(112)	0	6	0	(106)
Non-cash stock-based compensation	0	0	0	33	33
(Gain) loss on foreign currency transactions and other	(41)	0	(204)	(73)	(318)
Loss on disposition of fixed assets	3	24	505	38	570
Acquisition costs	0	0	0	49	49
Other one-time (income) costs	(57)	0	8	(2,478)	(2,527)
Adjusted EBITDA	$9,638	$5,843	$2,749	$(5,545)	$12,685

Other one-time (income) costs for Canada were insurance proceeds, for Poland were the impairment of long-lived assets and for Corporate and Other were the gain on bargain purchase recorded for the additional 33.3% ownership interest in CPL and the 15% ownership interest in CDR.

	For the year ended December 31, 2012
	Canada	United States	Corporate and Other	Total
Net earnings (loss)	$4,161	$2,415	$(2,485)	$4,091
Interest expense (income), net	643	0	(10)	633
Income taxes (benefit)	1,478	1,478	(1,928)	1,028
Depreciation and amortization	1,870	2,357	530	4,757
Non-controlling interest	0	0	0	0
Non-cash stock-based compensation	0	0	(4)	(4)
(Gain) loss on foreign currency transactions and other	29	0	(5)	24
Loss on disposition of fixed assets	6	10	16	32
Acquisition costs	0	0	0	0
Other one-time (income) costs	0	0	2	2
Adjusted EBITDA	$8,187	$6,260	$(3,884)	$10,563

Other one-time (income) costs for Corporate and Other were the impairment of long-lived assets.

	For the year ended December 31, 2011
	Canada	United States	Corporate and Other	Total
Net earnings (loss)	$4,172	$1,771	$(2,922)	$3,021
Interest expense (income), net	777	0	(13)	764
Income taxes (benefit)	1,356	1,035	(1,724)	667
Depreciation and amortization	2,201	3,258	685	6,144
Non-controlling interest	0	0	0	0
Non-cash stock-based compensation	0	0	199	199
(Gain) loss on foreign currency transactions and other	13	0	(200)	(187)
Loss on disposition of fixed assets	0	6	73	79
Acquisition costs	0	0	0	0
Other one-time (income) costs	0	5	0	5
Adjusted EBITDA	$8,519	$6,075	$(3,902)	$10,692

Other one-time (income) costs for the United States were expenses at our property in Central City during a power outage that insurance proceeds did not cover.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Information contained in the following discussion of our results of operations and financial condition contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and, as such, is based on current expectations and is subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons, including those risks discussed under Item 1A, “Risk Factors,” and elsewhere in this document. See “Disclosure Regarding Forward-Looking Statements” that precedes Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

We view each casino property as a separate operating segment and aggregate all such properties into three reportable segments based on the geographical locations in which our casinos operate: Canada, United States and Poland. We have additional business activities including concession agreements, management agreements, consulting agreements and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of our operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino Calgary in Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 500 slot machines and 82 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2015, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	24
Warsaw	1.7 million	LIM Center	63	4
Krakow	762,000	Dwor Kosciuszko Hotel	54	8
Lodz	730,000	Manufaktura Entertainment Complex	60	10
Wroclaw	635,000	HP Park Plaza Hotel	69	12
Poznan	550,000	Hotel Andersia	56	9
Katowice	307,000	Altus Building	70	9
Sosnowiec*	215,000	Sosnowiec City Center	10	2
Plock	126,000	Hotel Plock	48	4

* Operations at the Sosnowiec casino were suspended as of June 30, 2014.  The casino began operating on a limited basis in February 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

•

We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR’s casino opened on April 1, 2015 and the horse racing season began on April 25, 2015. The 2015 horse racing season was from April to November. Century Downs is the only horse racing track in the Calgary area and is located less than one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.

•

We have a 75% ownership interest in CBS and we consolidate CBS as a majority-owned subsidiary for which we have a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS began operating the pari-mutuel network on May 4, 2015. The pari-mutuel network consists of sourcing of common pool pari-mutuel wagering content and live video to off-track betting parlors throughout southern Alberta.

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

We operate 10 ship-based casinos onboard ships of TUI Cruises and Windstar Cruises. As of December 31, 2015, we had a total of 155 slot machines and 22 tables onboard the 10 cruise ships where we operated casinos. The following table summarizes the cruise lines for which we have entered into agreements, the associated ships on which we operate ship-based casinos and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	7	3
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2

•

We operate the ship-based casinos onboard three new ships that were launched in 2015: Windstar Cruises Star Breeze and Star Legend and TUI Cruises Mein Schiff 4. In September 2015, we amended our concession agreement with TUI Cruises to include our operation of the ship-based casinos onboard Mein Schiff 5 and Mein Schiff 6, two new 2,500 passenger cruise ships that are scheduled to begin operations in 2016 and 2017, respectively. Our agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine to Yarmouth, Nova Scotia, ended in October 2015 after the 2015 sailing season. In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we recorded  $3.4 million as operating income in June 2015 from the $4.0 million cash consideration we received, net of $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement.

In March 2015, we entered into a two-year consulting agreement with Norwegian, which became effective June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter.

•

In December 2010, we entered into a long-term management agreement to direct the operation of the casino at the Radisson Aruba Resort, Casino & Spa. In 2015, the Radisson Aruba Resort, Casino & Spa was sold and rebranded as the Hilton Aruba Caribbean Resort and Casino. Our management agreement was assumed by the new owners and no changes were made to the original agreement from which we receive a monthly management fee.

•

Through our subsidiary CCE, we have a 7.5% ownership interest in MCE and we report our ownership interest using the cost method of accounting. MCE has an exclusive concession agreement with IPJC to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. CCE has appointed one director to MCE’s board of directors and has a three-year option through October 2017 to purchase up to 50% of the shares of MCE. The option can be exercised by CCE in tranches of shares, with each tranche representing not less than ten percent of the total outstanding shares of MCE. The exercise price of the shares is based upon the value of MCE at the time the option is exercised, which value is determined by a multiple of MCE’s EBITDA less certain debt. There are no conditions that limit CCE’s ability to exercise this option. In addition, CCE and MCE have entered into a consulting service agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2015	2014	2013	2015/2014	2014/2013
Canadian dollar (CAD)	1.2786	1.1046	1.0302	(15.8%)	(7.2%)
Euros (EUR)	0.9014	0.7539	0.7532	(19.6%)	(0.1%)
Polish zloty (PLN)	3.7706	3.1558	3.1597	(19.5%)	0.1%
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings (loss), foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars. An increase in the value of these currencies in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.  See Note 2 "Significant Accounting Policies - Foreign Currency Translation" to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2015, 2014 and 2013

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gaming Revenue	$116,933	$109,889	$95,472	$7,044	6.4%	$14,417	15.1%
Hotel Revenue	1,681	1,636	1,573	45	2.8%	63	4.0%
Food and Beverage Revenue	12,003	10,988	10,688	1,015	9.2%	300	2.8%
Termination of Concession Agreements	3,365	0	0	3,365	100.0%	0	0.0%
Other Revenue	8,898	5,525	4,495	3,373	61.0%	1,030	22.9%
Gross Revenue	142,880	128,038	112,228	14,842	11.6%	15,810	14.1%
Less Promotional Allowances	(8,449)	(7,990)	(7,640)	459	5.7%	350	4.6%
Net Operating Revenue	134,431	120,048	104,588	14,383	12.0%	15,460	14.8%
Gaming Expenses	(56,364)	(60,782)	(50,319)	(4,418)	(7.3%)	10,463	20.8%
Hotel Expenses	(561)	(590)	(624)	(29)	(4.9%)	(34)	(5.4%)
Food and Beverage Expenses	(10,267)	(9,252)	(8,359)	1,015	11.0%	893	10.7%
General and Administrative Expenses	(42,747)	(38,932)	(33,069)	3,815	9.8%	5,863	17.7%
Total Operating Costs and Expenses	(117,938)	(117,391)	(98,970)	547	0.5%	18,421	18.6%
Losses from Equity Investment	0	0	(135)	0	0.0%	(135)	(100.0%)
Earnings from Operations	16,493	2,657	5,483	13,836	520.7%	(2,826)	(51.5%)
Non-controlling Interest	(1,600)	2,321	106	(3,921)	(168.9%)	2,215	2089.6%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	11,907	1,232	6,181	10,675	866.5%	(4,949)	(80.1%)
Adjusted EBITDA (1)	$23,495	$12,850	$12,685	$10,645	82.8%	$165	1.3%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.49	$0.05	$0.26	$0.44	880.0%	$(0.21)	(80.8%)
Diluted Earnings Per Share	$0.49	$0.05	$0.26	$0.44	880.0%	$(0.21)	(80.8%)

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see Item 6, “Selected Financial Data”. 36

Factors impacting the year-over-year comparability include the following:

•

On April 8, 2013, we purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest. Prior to the acquisition of this additional interest in CPL, we accounted for our 33.3% ownership interest as an equity investment. CPL contributed $34.8 million in net operating revenue and less than $0.1 million in net earnings for the year ended December 31, 2013 and $51.2 million in net operating revenue and $0.1 million in net losses for the year ended December 31, 2014. CPL is reported in the Poland reportable segment.

•

We began consolidating CDR as of November 29, 2013 as a minority-owned subsidiary for which we have a controlling financial interest. On March 20, 2015, we acquired an additional 60% ownership interest in CDR through the conversion of CAD 11 million in loans. The casino and racetrack at Century Downs began operating in April 2015. CDR contributed $0.5 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2014 and $12.0 million in net operating revenue and $1.5 million in net earnings for the year ended December 31, 2015 and is reported in the Canada reportable segment.

•

Century Bets began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in Century Bets. Century Bets contributed a total of $2.9 million in net operating revenue and $0.5 million in net earnings for the year ended December 31, 2015 and is reported in the Canada reportable segment.

•

We recorded $3.4 million in net operating revenue and net earnings for the year ended December 31, 2015 in the Corporate and Other segment, related to the consideration for the termination of the Oceania and Regent concession agreements net of $0.6 million of assets sold as part of the agreement.

Net operating revenue increased by $14.4 million, or 12.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, and increased by $15.5 million, or 14.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Following is a breakout of net operating revenue by segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Canada increased by $11.3 million, or 32.7%, and $0.9 million, or 2.5%.
•	United States increased by $1.7 million, or 6.5%, and decreased by ($2.5) million, or (8.5%).
•	Poland increased by $1.0 million, or 2.0%, and $16.4 million, or 47.0%.
•	Corporate and other increased by $0.3 million, or 4.4%, and $0.7 million, or 10.6%.

Total operating costs and expenses increased by $0.5 million, or 0.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, and increased by $18.4 million, or 18.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Following is a breakout of total operating costs and expenses by segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Canada increased by $7.2 million, or 27.4%, and $0.2 million, or 0.6%.
•	United States remained constant and decreased by ($1.0) million, or (3.8%).
•	Poland decreased by ($3.3) million, or (6.5%), and increased by $16.9 million, or 48.9%.
•	Corporate and other decreased by ($3.3) million, or (21.5%), and increased by $2.4 million, or 18.2%.

Earnings from operations increased by $13.8 million, or 520.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, and decreased by ($2.8) million, or (51.5%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. Following is a breakout of earnings from operations by segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Canada increased by $4.1 million, or 48.9%, and $0.7 million, or 8.9%.
•	United States increased by $1.8 million, or 85.7%, and decreased by ($1.5) million, or (42.4%).
•	Poland increased by $4.3 million, or 2641.5%, and decreased by ($0.5) million, or (149.2%).
•	Corporate and other increased by $3.6 million, or 46.9%, and decreased by ($1.5) million, or (24.1%).

Net earnings increased by $10.7 million, or 866.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, and decreased by ($5.0) million, or (80.1%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. Items deducted from or added to earnings from operations to arrive at net earnings include gains on business combinations related to the acquisition of the additional equity interest in CPL and the acquisition of CDR, interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the year
	ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gaming	$31,044	$23,693	$23,493	$7,351	31.0%	$200	0.9%
Hotel	662	851	798	(189)	(22.2%)	53	6.6%
Food and Beverage	8,386	7,302	7,161	1,084	14.8%	141	2.0%
Other Revenue	6,855	3,857	3,424	2,998	77.7%	433	12.6%
Gross Revenue	46,947	35,703	34,876	11,244	31.5%	827	2.4%
Less Promotional Allowances	(1,047)	(1,104)	(1,127)	(57)	(5.2%)	(23)	(2.0%)
Net Operating Revenue	45,900	34,599	33,749	11,301	32.7%	850	2.5%
Gaming Expenses	(9,257)	(9,239)	(9,468)	18	0.2%	(229)	(2.4%)
Hotel Expenses	(194)	(232)	(248)	(38)	(16.4%)	(16)	(6.5%)
Food and Beverage Expenses	(6,445)	(5,427)	(5,289)	1,018	18.8%	138	2.6%
General and Administrative Expenses	(14,976)	(9,361)	(9,052)	5,615	60.0%	309	3.4%
Total Operating Costs and Expenses	(33,344)	(26,169)	(26,005)	7,175	27.4%	164	0.6%
Earnings from Operations	12,556	8,430	7,744	4,126	48.9%	686	8.9%
Non-controlling Interest	(152)	2,267	112	(2,419)	(106.7%)	2,155	1924.1%
Net Earnings	7,819	6,446	5,670	1,373	21.3%	776	13.7%
Adjusted EBITDA	$15,384	$10,354	$9,638	$5,030	48.6%	$716	7.4%

Years ended December 31, 2015 and 2014

Net operating revenue in Canada increased by $11.3 million, or 32.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net operating revenue was primarily due to the additional revenue generated from Century Downs, which opened on April 1, 2015, and Century Bets, which began operating the southern Alberta pari-mutuel network in May 2015. Net operating revenue from Century Downs increased by $11.5 million, or 2272.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The net operating revenue increase was mainly comprised of gaming revenue of $9.3 million and food and beverage revenue of $1.8 million. Century Bets added $2.9 million in net operating revenue for the year ended December 31, 2015. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 15.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 (the “15.8% exchange rate decrease”).

In CAD, net operating revenue increased by 20.5 million, or 53.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Gaming revenue increased by CAD 13.5 million, or 51.7%, due to CAD 12.0 million in gaming revenue from Century Downs and increased gaming revenue of CAD 1.5 million, or 7.5%, at our Edmonton location mainly from increased Baccarat revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014. Food and beverage revenue increased by CAD 2.7 million, or 32.8%, due to CAD 2.3 million in food and beverage revenue from Century Downs and increased food and beverage revenue of CAD 0.2 million, or 3.8%, at our Edmonton property and CAD 0.1 million, or 5.5%, at our Calgary property. Food and beverage revenue increased at our Edmonton property due to higher patronage at our showroom throughout 2015, and at our Calgary property due to the renovation of the Mid City Grill. Other revenue increased by CAD 4.6 million, or 106.1%, due to increased revenue at Century Downs and the inclusion of revenue for Century Bets.

Total operating costs and expenses increased by $7.2 million, or 27.4%, primarily due to additional expenses from Century Downs and Century Bets for the year ended December 31, 2015 compared to the year ended December 31, 2014. Century Downs total operating costs and expenses increased by $8.2 million, or 1304.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the operation of the casino and racetrack in 2015. Century Bets added $2.1 million in total operating costs and expenses for the year ended December 31, 2015. The comparable differences in CAD and USD were impacted by the 15.8% exchange rate decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014.

In CAD, total operating costs and expenses increased by 13.8 million, or 47.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Total operating costs and expenses at Century Downs increased by CAD 10.6 million, or 1555.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Century Bets added CAD 2.7 million of total operating costs and expenses for the year ended December 31, 2015. At Edmonton total operating costs and expenses increased by CAD 0.4 million, or 2.3%, mainly due to increased payroll costs of CAD 0.2 million relating to the increased minimum wage in Alberta, Canada, increased general and administrative costs of CAD 0.2 million relating to increased property taxes and increased maintenance costs at the property, and increased depreciation costs of CAD 0.1 million, offset by decreased gaming expenses of (CAD 0.1) million mainly due to decreased royalty expenses on slot machines for the year ended December 31, 2015 compared to the year ended December 31, 2014. At Calgary total operating costs and expenses increased by CAD 0.1 million, or 0.9%, mainly due to increased property taxes for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Because of the foregoing, earnings from operations increased by $4.1 million, or 48.9%, net earnings increased by $1.4 million, or 21.3%, and Adjusted EBITDA increased by $5.0 million, or 48.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. A reconciliation of Adjusted EBITDA to net earnings can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

In CAD, earnings from operations increased by 6.7 million, or 71.6%, net earnings increased by 2.3 million, or 38.1%, and Adjusted EBITDA increased by 8.1 million, or 70.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The difference between net earnings of CAD 2.3 million and earnings from operations of CAD 6.7 million was due to an increase in interest expense of CAD 1.5 million at our Edmonton property and Century Downs, increased foreign currency losses of CAD 0.3 million and increased income tax expense of CAD 0.5 million, offset by CAD 0.5 million of funds received by Century Downs related to infrastructure built during the development of the REC project.

On March 20, 2015 our subsidiary, CCE, converted CAD 11 million of loans it made to Century Downs into an additional 60% ownership interest in Century Downs. We now own 75% of Century Downs. The non-controlling interest in Century Downs was 85% through March 19, 2015, and 25% beginning as of March 20, 2015.

Years ended December 31, 2014 and 2013

Net operating revenue in Canada increased by $0.9 million, or 2.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The comparable differences in CAD and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Canadian dollar of 7.2%  for the year ended December 31, 2014 compared to the year ended December 31, 2013 (the “7.2% exchange rate decrease”).

In CAD, net operating revenue increased by 3.5 million, or 10.0%, due to increases in all revenue categories for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The majority of the net operating revenue increase was from increased gaming revenue of CAD 2.0 million, or 8.2%, which was primarily due to expanded table game hours allowed by the AGLC for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Effective April 1, 2014, the AGLC began allowing casino table games to operate up to a maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. The increased revenue in food and beverage, hotel and other revenue are a result of the increased patronage to both Edmonton and Calgary and increases to food, beverage and showroom ticket prices for the year ended December 31, 2014 compared to the year ended December 31, 2013.  In Calgary, the comparability to the year ended December 31, 2013 was also impacted by flooding that occurred in the city of Calgary during June 2013, which disrupted traffic with road closures for seven days and required the property to close table games for three days and slots for one day.

Total operating costs and expenses increased by $0.2 million, or 0.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The comparable differences in CAD and USD were impacted by the 7.2% exchange rate decrease for the year ended December 31, 2014 compared to the year ended December 31, 2013.

In CAD, total operating costs and expenses increased by 2.0 million, or 7.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Century Downs added CAD 0.7 million in total operating costs and expenses mainly related to payroll, acquisition costs and legal fees incurred in preparing the casino for opening in April 2015. At Edmonton, total operating costs and expenses increased by CAD 0.9 million, or 4.8%, primarily due to increased payroll expenses of CAD 0.5 million as a result of the extended table game hours and minimum wage increase and increased food and beverage costs of CAD 0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.  At Calgary, total operating costs and expenses increased by CAD 0.5 million, or 5.8%, primarily due to increased payroll expenses of CAD 0.2 million as a result of the extended table game hours and minimum wage increase and increased general and administrative costs of CAD 0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a result of the foregoing, earnings from operations increased by $0.7 million, or 8.9%, net earnings increased by $0.8 million, or 13.7%, and Adjusted EBITDA increased by $0.7 million, or 7.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. A reconciliation of Adjusted EBITDA to net earnings can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

In CAD, earnings from operations increased by 1.4 million, or 17.9%, net earnings increased by 1.1 million, or 21.0%, and Adjusted EBITDA increased by 1.5 million, or 14.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The difference between net earnings of CAD 1.1 million compared to earnings from operations of CAD 1.4 million was due to an increase in interest expense of CAD 2.1 million at Century Downs and our Edmonton property, increased foreign currency losses of CAD 0.2 million and an increase in income tax expense of CAD 0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

United States
	For the year
	ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gaming	$31,038	$29,373	$31,501	$1,665	5.7%	$(2,128)	(6.8%)
Hotel	1,019	785	763	234	29.8%	22	2.9%
Food and Beverage	3,070	3,133	3,152	(63)	(2.0%)	(19)	(0.6%)
Other Revenue	346	296	289	50	16.9%	7	2.4%
Gross Revenue	35,473	33,587	35,705	1,886	5.6%	(2,118)	(5.9%)
Less Promotional Allowances	(7,035)	(6,880)	(6,512)	155	2.3%	368	5.7%
Net Operating Revenue	28,438	26,707	29,193	1,731	6.5%	(2,486)	(8.5%)
Gaming Expenses	(12,363)	(12,740)	(13,866)	(377)	(3.0%)	(1,126)	(8.1%)
Hotel Expenses	(367)	(358)	(376)	9	2.5%	(18)	(4.8%)
Food and Beverage Expenses	(2,338)	(2,192)	(2,202)	146	6.7%	(10)	(0.5%)
General and Administrative Expenses	(6,969)	(6,928)	(6,930)	41	0.6%	(2)	(0.0%)
Total Operating Costs and Expenses	(24,595)	(24,637)	(25,599)	(42)	(0.2%)	(962)	(3.8%)
Earnings from Operations	3,843	2,070	3,594	1,773	85.7%	(1,524)	(42.4%)
Net Earnings	2,381	1,283	2,229	1,098	85.6%	(946)	(42.4%)
Adjusted EBITDA	$6,401	$4,528	$5,843	$1,873	41.4%	$(1,315)	(22.5%)

Years ended December 31, 2015 and 2014

Net operating revenue in the United States increased by $1.7 million, or 6.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to increases in all revenue categories except food and beverage. At Central City gaming revenue increased by $1.1 million, or 6.4%, and at Cripple Creek gaming revenue increased by $0.6 million, or 4.6%, due to increased slot revenue at both properties for the year ended December 31, 2015 compared to the year ended December 31, 2014. Hotel revenue increased by $0.2 million, or 58.8%, at Cripple Creek for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to the implementation of on-line bookings at the beginning of 2015. The increased revenue was offset by increased promotional expenses at our Central City property due to increased player promotions for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The Central City market increased by 5.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014, and our property’s share of the Central City market remained constant at 28.1% for the same period. The Cripple Creek market increased by 4.1% for the year ended December 31, 2015 compared to the year ended December 31, 2014, and our property’s share of the Cripple Creek market increased from 9.8% to 9.9%, or by 0.8%, for the same period. Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period.

Total operating costs and expenses remained constant at both properties for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Because of the foregoing, earnings from operations increased by $1.8 million, or 85.7%, net earnings increased by $1.1 million, or 85.6%, and Adjusted EBITDA increased by $1.9 million, or 41.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The difference between the increase in net earnings of $1.1 million and the increase in earnings from operations of $1.8 million was increased income tax expense of $0.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. A reconciliation of Adjusted EBITDA to net earnings can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

Years ended December 31, 2014 and 2013

Net operating revenue in the United States decreased by ($2.5) million, or (8.5%), for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to decreased gaming revenue and increased promotional expenses. At Central City gaming revenue decreased by ($1.4) million, or (7.7%), and at Cripple Creek gaming revenue decreased by ($0.7) million, or (5.4%), primarily due to decreased slot revenue as a result of declining markets for both properties for the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, promotional expenses at Central City increased by $0.1 million, or 1.9%, and at Cripple Creek promotional allowances increased by $0.3 million, or 11.8%, as the result of an increased level of free play granted to Player’s Club members for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The Central City market decreased by 8.2% for the year ended December 31, 2014 compared to the year ended December 31, 2013, and our property’s share of the Central City market increased from 27.6% to 28.1%, or by 1.6%, for the same period. The Cripple Creek market decreased by 3.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013, and our property’s share of the Cripple Creek market decreased from 9.9% to 9.8%, or by 1.4%, for the same period. Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period.

Total operating costs and expenses decreased by ($1.0) million, or (3.8%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. At Central City, the decrease in total operating costs and expenses was primarily due to decreased gaming tax expense of ($0.4) million due to lower gaming revenue, decreased payroll expenses of ($0.1) million as a result of operating controls and reduced costs and decreased marketing costs for the year ended December 31, 2014 compared to the year ended December 31, 2013. At Cripple Creek the decrease in total operating costs and expenses was primarily due to decreased gaming tax expense of ($0.1) million due to lower gaming revenue and decreased payroll expenses of ($0.1) million as a result of operating controls and reduced costs for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Because of the foregoing, earnings from operations decreased by ($1.5) million, or (42.4%), net earnings decreased by ($0.9) million, or (42.4%), and Adjusted EBITDA decreased by ($1.3) million, or (22.5%), for the year ended December 31, 2014 compared to the year ended December 31, 2013. The difference between net earnings of ($0.9) million and earnings from operations of ($1.5) million is decreased income tax expense of $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. A reconciliation of Adjusted EBITDA to net earnings can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

Poland
	For the year
	ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013*	$ Change	% Change	$ Change	% Change
Gaming	$51,673	$50,057	$34,409	$1,616	3.2%	$15,648	45.5%
Food and Beverage	547	553	375	(6)	(1.1%)	178	47.5%
Other Revenue	347	587	33	(240)	(40.9%)	554	1678.8%
Gross Revenue	52,567	51,197	34,817	1,370	2.7%	16,380	47.0%
Less Promotional Allowances	(359)	(6)	0	353	5883.3%	6	100.0%
Net Operating Revenue	52,208	51,191	34,817	1,017	2.0%	16,374	47.0%
Gaming Expenses	(32,090)	(32,908)	(21,738)	(818)	(2.5%)	11,170	51.4%
Food and Beverage Expenses	(1,484)	(1,633)	(868)	(149)	(9.1%)	765	88.1%
General and Administrative Expenses	(11,895)	(13,975)	(9,975)	(2,080)	(14.9%)	4,000	40.1%
Total Operating Costs and Expenses	(48,040)	(51,355)	(34,484)	(3,315)	(6.5%)	16,871	48.9%
Earnings (Losses) from Operations	4,168	(164)	333	4,332	2641.5%	(497)	(149.2%)
Non-controlling Interest	(1,448)	54	(6)	(1,502)	(2781.5%)	60	1000.0%
Net Earnings (Loss)	2,899	(112)	12	3,011	2688.4%	(124)	(1033.3%)
Adjusted EBITDA	$7,080	$3,683	$2,749	$3,397	92.2%	$934	34.0%

*We acquired a controlling interest in CPL on April 8, 2013.

Years ended December 31, 2015 and 2014

Net operating revenue from Casinos Poland increased by $1.0 million, or 2.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The comparable differences in PLN and USD were impacted by the decrease in the average exchange rate between the U.S. dollar and Polish zloty of 19.5% for the year ended December 31, 2015 compared to the year ended December 31, 2014 (the “19.5% exchange rate decrease”).

In PLN, net operating revenue increased by 35.0 million, or 21.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to increased gaming revenue of PLN 36.7 million, or 23.2%, due to Casinos Poland continuing to upgrade slot machines to offer higher quality machines throughout the casinos, the addition of 18 slot machines in 2015 and the closing of slot arcades throughout Poland, as well as increased table revenue from the addition of seven table games in 2015 and increased roulette play throughout the casinos. Food and beverage revenue increased by PLN 0.3 million, or 18.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increased revenue was offset by increased promotional expenses of PLN 1.3 million due to a slot loyalty program that was introduced at a limited number of casinos in the third quarter of 2014 and was implemented in the remaining casinos in 2015.

Total operating costs and expenses decreased by ($3.3) million, or (6.5%), for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in total operating costs and expenses in USD compared to the increase in total operating costs and expenses in PLN was due to the 19.5% exchange rate decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014.

In PLN, total operating costs and expenses increased by 19.2 million, or 11.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to increased gaming tax expense of PLN 18.2 million as a result of increased gaming revenue, increased marketing expenses of PLN 1.9 million due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players, increased cost of goods sold expense of PLN 0.3 million due to increased food and beverage sales, offset by decreased payroll expenses of (PLN 0.7) million due to decreased staff as a result of operating efficiencies from a cost-cutting program implemented throughout Casinos Poland.

Because of the foregoing, earnings from operations increased by $4.3 million, or 2641.5%, net earnings increased by $3.0 million, or 2688.4%, and Adjusted EBITDA increased by $3.4 million, or 92.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. A reconciliation of Adjusted EBITDA to net earnings (loss) can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

In PLN, earnings from operations increased by 15.8 million, or 7064.6%, net earnings increased by 10.5 million, or 2153.6%, and Adjusted EBITDA increased by 14.3 million, or 117.7% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The difference between net earnings of PLN 10.5 million and earnings from operations of PLN 15.8 million was due to increased income tax expense of PLN 4.1 million, offset by decreased interest expense of PLN 0.5 million, increased gains on foreign currency translation of PLN 0.2 million and the adjustment of the contingent liability of PLN 3.4 million due to the Polish IRS not conducting a tax audit for the 2010 tax year (see Item 3, “Legal Proceedings”).

Years ended December 31, 2014 and 2013

Net operating revenue from CPL increased by $16.4 million, or 47.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. In PLN, net operating revenue increased by 51.7 million, or 47.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is due to the inclusion of net operating revenue for CPL for the full year ended December 31, 2014, as opposed to only including net operating revenue for CPL beginning April 8, 2013 through December 31, 2013. The increase in net operating revenue was also due to the addition of 70 high quality slot machines throughout CPL’s casinos along with increased table game activity at the Marriott, Poznan and Plock locations.

Total operating costs and expenses increased by $16.9 million, or 48.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. In PLN, total operating costs and expenses increased by $52.9 million, or 48.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to the inclusion of operating costs and expenses for CPL for the full year ended December 31, 2014 as opposed to only including operating costs and expenses for CPL for 2013 from April 8, 2013 to December 31, 2013. Total operating costs and expenses also increased due to increased gaming taxes as a result of increased revenue along with higher marketing expenses at the Marriott and Poznan casinos. In addition, there were costs of PLN 2.2 million related to the impairment of the leasehold improvements and casino license at the Sosnowiec casino, which suspended its operations on June 30, 2014. The Sosnowiec casino reopened on a limited basis in February 2015, and the casino will continue limited operations until its gaming license expires in May 2017. There were also one-time costs of approximately PLN 0.3 million associated with relocating the Poznan casino to the Hotel Andersia that were charged to operating costs and expenses for the year ended December 31, 2014.

Because of the foregoing, earnings from operations decreased by ($0.5) million, or (149.2%), net earnings decreased by ($0.1) million, or (1033.3%),  and Adjusted EBITDA increased by $0.9 million, or 34.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. In PLN, earnings from operations decreased by (1.2) million, or (123.6%), net earnings decreased by (0.5) million, or (4225.0%), and Adjusted EBITDA increased by 3.5 million, or 40.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The difference between the decrease in earnings from operations of (PLN 1.2) million and the decrease in net earnings of (PLN 0.5) million was due to a decrease in income tax benefit of PLN 0.3 million, an increase in interest income of PLN 0.1 million and a decrease in interest expense of PLN 0.1 million as a result of the inclusion of these expenses for the full year ended December 31, 2014 as opposed to April 8, 2013 through December 31, 2013. A reconciliation of Adjusted EBITDA to net earnings (loss) can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

January 1, 2013 through April 7, 2013

Through April 7, 2013, CCE owned 33.3% of all shares issued by CPL and our portion of CPL’s earnings was recorded as earnings from equity investment in Corporate Other. We recorded a decrease in earnings from our investment in CPL of $0.1 million for the period from January 1, 2013 through April 7, 2013. The decrease was primarily due to the decision by CPL’s management board to close the Gdynia property in March 2013.  Operations at Gdynia were minimal beginning June 30, 2013, and the property closed on August 14, 2013. CPL recognized $0.3 million in closing expenses for the period ended April 7, 2013, which reduced earnings from CPL.

April 8, 2013 through December 31, 2013

On April 8, 2013, CCE signed the final share sale agreement with LOT Polish Airlines and completed the purchase of the additional 33.3% ownership interest in CPL. We now own a 66.6% ownership interest in CPL. As of April 8, 2013, we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest rather than reporting it as an equity investment. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. Earnings from operations are reduced by the non-controlling interest to arrive at net earnings.

Corporate and Other
	For the year
	ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gaming	$3,178	$6,766	$6,069	$(3,588)	(53.0%)	$697	11.5%
Termination of Concession Agreements	3,365	0	0	3,365	100.0%	0	0.0%
Other Revenue	1,350	785	758	565	72.0%	27	3.6%
Gross Revenue	7,893	7,551	6,827	342	4.5%	724	10.6%
Less Promotional Allowances	(8)	0	0	8	100.0%	0	0.0%
Net Operating Revenue	7,885	7,551	6,827	334	4.4%	724	10.6%
Gaming Expenses	(2,654)	(5,895)	(5,246)	(3,241)	(55.0%)	649	12.4%
General and Administrative Expenses	(8,907)	(8,668)	(7,112)	239	2.8%	1,556	21.9%
Total Operating Costs and Expenses	(11,959)	(15,230)	(12,882)	(3,271)	(21.5%)	2,348	18.2%
Losses from Equity Investment	0	0	(135)	0	0.0%	135	100.0%
Losses from Operations	(4,074)	(7,679)	(6,188)	3,605	46.9%	(1,491)	(24.1%)
Net Loss	(1,192)	(6,385)	(1,730)	5,193	81.3%	(4,655)	(269.1%)
Adjusted EBITDA	$(5,370)	$(5,715)	$(5,545)	$345	6.0%	$(170)	(3.1%)

Years ended December 31, 2015 and 2014

Net operating revenue for Corporate and Other increased by $0.3 million, or 4.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net operating revenue was due to the $3.4 million from the termination of the Oceania and Regent concession agreements, $0.6 million in other revenue earned from the Norwegian consulting agreement and $0.2 million in gaming revenue from the Mein Schiff 4, which began operating in the second quarter of 2015, offset by decreased revenue from the Regent and Oceania ships of $4.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Total operating costs and expenses decreased by ($3.3) million, or (21.5%), for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decreased expenses were the result of decreased expenses from the Regent and Oceania ships of ($3.5) million, decreased travel costs for the corporate office of ($0.2) million and decreased acquisition costs of ($0.3) million, offset by expenses of $0.1 million for the Mein Schiff 4, increased stock-based compensation expense of $0.6 million and increased audit fees of $0.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Because of the foregoing, losses from operations for Corporate and Other decreased by $3.6 million, or 46.9%, net loss decreased by $5.2 million, or 81.3%, and Adjusted EBITDA increased by $0.3 million, or 6.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The difference between the decrease in net loss of $5.2 million and the decrease in losses from operations of $3.6 million was due to the decrease in income tax expense of $1.6 million, which included the reduction of an Austrian tax valuation allowance of $1.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. A reconciliation of Adjusted EBITDA to net earnings (loss) can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

Years ended December 31, 2014 and 2013

Net operating revenue for Corporate and Other increased by $0.7 million, or 10.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase was primarily due to the inclusion of the Insignia, Star Pride, Mein Schiff 3 and Nova Star in 2014, which added $0.8 million to net operating revenue in 2014. The additional revenue from these new ships was offset by decreased net operating revenue from the Voyager of ($0.3) million for the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, there was $0.1 million in net operating revenue added from the consulting service agreement with MCE for the year ended December 31, 2014.

Total operating costs and expenses increased by $2.4 million, or 18.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in operating costs and expenses was due to the inclusion of the Insignia, Star Pride, Mein Schiff 3 and Nova Star in 2014, which added $0.7 million in operating costs and expenses, increased conversion of games onboard the cruise ships of $0.1 million, increased corporate payroll costs of $0.2 million and increased stock-based compensation expense of $1.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Because of the foregoing, losses from operations in Corporate and Other increased by ($1.5) million, or (24.1%), net loss increased by ($4.7) million, or (269.1%) and Adjusted EBITDA decreased by ($0.2) million, or (3.1%) for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The difference between the increased net loss of ($4.7) million and increased losses from operations of ($1.5) million was due to the gain on bargain purchase in 2013 of $2.5 million, increased losses in foreign currency translation of $0.1 million and increased income tax expense of $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. A reconciliation of Adjusted EBITDA to net earnings (loss) can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data”.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the year ended December 31,			2015/2014		2014/2013
Amounts in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Gain on Business Combination	$0	$0	$2,478	$0	0.0%	$(2,478)	(100.0%)
Interest Income	38	81	73	(43)	(53.1%)	8	11.0%
Interest Expense	(3,315)	(2,837)	(983)	478	16.8%	1,854	188.6%
Gain on Foreign Currency Transactions and Other	2,126	517	318	1,609	311.2%	199	62.6%
Non-Operating (Expense)	$(1,151)	$(2,239)	$1,886	$1,088	48.6%	$(4,125)	(218.7%)

Gain on business combination

For the year ended December 31, 2013, we recognized a gain of $2.1 million as a result of measuring at fair value our 33.3% equity interest in CPL held prior to the acquisition date and a gain of $0.4 million as a result of our acquisition of CDR.

Interest income

Interest income is directly related to interest earned on our cash reserves. For the years ended December 31, 2014 and 2013, interest income also included interest earned on  a $0.5 million loan we made in connection with a proposed casino project in Southeast Asia that we decided not to pursue following our diligence investigation. The loan was repaid in full to us in July 2014.

Interest expense

Interest expense is directly related to interest owed on our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) and CPL borrowings, the fair value adjustments for our interest rate swap agreements that began in 2015 and interest expense related to CDR’s land lease and capital lease agreements. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions and Other

Gain on foreign currency transactions and other includes $0.5 million received by CDR related to infrastructure built during the development of the REC project for the year ended December 31, 2015. The $0.5 million was distributed to CDR’s non-controlling shareholders through non-controlling interest as part of the credit agreement between CCE and CDR. Gain on foreign currency transactions and other also includes the $0.9 million adjustment of the contingent liability for the 2010 tax year related to Casinos Poland for the year ended December 31, 2015.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

Amounts in thousands	For the year			For the year			For the year
	ended December 31, 2015			ended December 31, 2014			ended December 31, 2013
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$7,680	$1,486	19.3%	$3,644	$1,344	36.9%	$4,769	$1,036	21.1%
United States	(1,593)	84	(5.3%)	(3,205)	(13)	0.4%	(397)	25	(5.7%)
Mauritius*	3,856	129	3.3%	(30)	7	(23.3%)	276	(91)	(32.8%)
Austria	(13)	(997)	7669.2%	222	81	36.5%	651	54	23.0%
Poland	5,412	1,133	20.9%	(212)	88	(41.5%)	2,070	270	10.7%
Total	$15,342	$1,835	12.0%	$419	$1,507	359.7%	$7,369	$1,294	17.6%

*Ship-based casinos

Our worldwide effective income tax rate for 2015 was  12.0%. The blended corporate income tax rate in the United States for 2015 was 37.06%.  We maintain a full valuation allowance in the United States resulting in an effective tax rate that is significantly lower than the blended 37.06% tax rate.  A substantial portion of our earnings are from Canada, which has a 26% income tax rate; the effective tax rate of 19.3%  for 2015 was due to the impact of foreign currency exchange rates and a valuation allowance.  The income tax rate for our earnings from Mauritius is 3%; the effective tax rate of 3.3%  for 2015 was due to immaterial permanent disallowed deductions. A portion of our earnings are from Austria, which has a 25% income tax rate, and due to withholding taxes, release of the valuation allowance and the impact of foreign currency exchange rates, the effective tax rate for 2015 was 7669.2%. Another substantial portion of our earnings are from Poland, which has a 19% income tax rate. The effective tax rate in Poland of 20.9% for 2015 was due to exchange rates as well as meals, entertainment, gifts and giveaways.  The movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, our overall effective income tax rate was significantly impacted in 2015 and can be significantly impacted by foreign currency gains or losses in the future.

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

As of December 31, 2015, our total debt under the bank borrowings and other agreements less deferred financing costs described below was $36.5 million, of which $32.4 million was long-term debt and $4.1 million was short-term debt. The short-term debt relates to payments due within one year under our BMO Credit Agreement, CPL’s two credit agreements and four capital lease agreements, and CDR’s four capital lease agreements. Net debt, which is total debt minus cash and cash equivalents, was $7.2 million as of December 31, 2015 compared to $13.2 million as of December 31, 2014.

The consolidated weighted average interest rate on all of our debt was 8.21% for the year ended December 31, 2015. In April 2015, we entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under our BMO Credit Agreement. As of December 31, 2015, the notional amount for each of the interest rate swap agreements was CAD 10.4 million ($7.5 million based on the exchange rate in effect on December 31, 2015) at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on our consolidated statement of earnings (loss). For the year ended December 31, 2015, we paid a floating interest rate on our remaining CAD 7.5 million ($5.4 million based on the exchange rate in effect on December 31, 2015) in borrowings under the BMO Credit Agreement and the interest rate was approximately 3.47%. For the year ended December 31, 2015, we paid a weighted average interest rate of 3.53% on our borrowings under the CPL loan agreements and 3.16% on our CDR lease agreements. The weighted average interest rate on all of our debt was higher than the interest rates of the BMO Credit Agreement, the weighted average interest of 3.53% on the CPL loan agreements and the 3.16% weighted average interest rate on the CDR lease agreements due to the CDR financing obligation, on which we paid a weighted average interest rate of 12.94%. See Note 12 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report for additional information on the interest rate swap agreements.

Credit Agreement – Bank of Montreal

In May 2012, through our Canadian subsidiaries, we entered into the CAD 28.0 million credit agreement with the Bank of Montreal.  In  August 2014,  we entered into an amended and restated BMO Credit Agreement, which increased the principal amount of the loan to CAD 39.1 million. As of December 31, 2015, we had borrowed CAD 33.9 million, of which the outstanding balance was CAD 28.3 million ($20.4 million based on the exchange rate in effect on December 31, 2015) and we had approximately CAD 5.2 million ($3.8 million based on the exchange rate in effect on December 31, 2015) available for borrowing under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. We have used borrowings under the BMO Credit Agreement primarily to repay our mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to CDR.  We can also use the loan proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds that are not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2015) were recorded as general and administrative expense in the consolidated statement of earnings (loss) for the year ended December 31, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of our subsidiaries in Edmonton and Calgary and our 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, maintenance of CAD 28 million equity balance and a capital expenditure limit of CAD 2 million per year.  We were in compliance with all covenants of the BMO Credit Agreement as of December 31, 2015.

Casinos Poland

As of December 31, 2015, CPL had debt totaling PLN 6.6 million ($1.7 million based on the exchange rate in effect on December 31, 2015) under two credit agreements and four capital lease agreements. CPL also had a credit facility whose term was extended from February 13, 2016 to February 11, 2018. There were no borrowings under the credit facility as of December 31, 2015.

The first credit agreement is with mBank (formerly known as BRE Bank).  Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of December 31, 2015, the amount outstanding on the term loan was PLN 4.4 million ($1.1 million based on the exchange rate in effect on December 31, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict incurrence of additional debt, and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this credit agreement as of December 31, 2015.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under the prior credit agreement with mBank that matured in September 2014 and to finance current operations. As of December 31, 2015, the amount outstanding was PLN 2.1 million ($0.5 million based on the exchange rate in effect on December 31, 2015). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict incurrence of additional debt, and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher.   On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this credit agreement as of December 31, 2015.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. In February 2016, the term of the short-term line of credit was extended from February 13, 2016 to February 11, 2018. The extended line of credit bears the same interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million can only be used to secure bank guarantees.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of December 31, 2015,  there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.8 million based on the exchange rate in effect on December 31, 2015) available under the agreement.

CPL’s remaining debt consists of four capital lease agreements. As of December 31, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits of bank guarantees for payment of casino jackpots and gaming tax obligations. mBank has issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect as of December 31, 2015). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes given away at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of December 31, 2015.

Century Downs Racetrack and Casino

As of December 31, 2015, CDR had debt totaling CAD 20.4 million ($14.7 million based on the exchange rate in effect on December 31, 2015). The debt includes CDR’s land lease and four capital lease agreements.

Prior to our acquisition of an ownership interest in CDR, CDR sold a portion of the land on which the REC is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method by accounting for the land subject to the lease as an asset and the lease payments as interest on a financing obligation. As of December 31, 2015, the outstanding balance of the financing obligation was CAD 19.5 million ($14.1 million based on the exchange rate in effect on December 31, 2015) and the implicit interest rate was 10.0%.

CDR’s remaining debt consists of four capital lease agreements for equipment used in the operation of CDR. As of December 31, 2015, the amount outstanding was CAD 0.9 million ($0.6 million based on the exchange rate in effect on December 31, 2015).

Cash Flows

Cash and cash equivalents totaled $29.4 million at December 31, 2015, and we had working capital (current assets minus current liabilities) of $11.2 million compared to cash and cash equivalents of $24.7 million and working capital of $2.0 million at December 31, 2014 and cash and cash equivalents of $27.4 million and working capital of $5.6 million at December 31, 2013. The increase in cash and cash equivalents from December 31, 2014 to December 31, 2015 is due to $4.8 million in proceeds from borrowings net of principal payments,  $19.7 million of cash provided by operating activities, $0.7 million in proceeds from the disposition of assets and $0.1 million in proceeds from the exercise of stock options, offset by $18.9 million of cash used to purchase property and equipment, mainly for the development of the REC project, a $0.5 million distribution to non-controlling interests in CDR and $1.3 million in exchange rate changes on cash.

Net cash provided by operating activities was $19.7 million, $7.3 million and $7.4 million in 2015, 2014 and 2013, respectively. The cash provided by operating activities for the year ended December 31, 2015 included $4.0 million of cash received from the termination of the Oceania and Regent concession agreements. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

Net cash used in investing activities of $18.2 million for the year ended December 31, 2015 consisted of $14.1 million for development costs related to the REC project; $0.7 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland, $0.1 million for improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.1 million in new sign displays for the casinos in Warsaw and Wroclaw operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.5 million to purchase slot machines for our Cripple Creek and Central City properties, $0.2 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million to purchase new HVAC equipment for our hotel rooms in Central City, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at our Edmonton property, $0.1 million to remodel the Mid City Grill and kitchen at our Calgary property and $2.5 million in other fixed asset additions at our properties offset by $0.7 million in proceeds from the disposition of assets.

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

Net cash provided by financing activities of $4.4 million for the year ended December 31, 2015 consisted of $4.8 million received from various loan agreements net of principal repayments and $0.1 million cash from the exercise of stock options, offset by a $0.5 million distribution to non-controlling interests in CDR.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2015, 2014 or 2013. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2015. The repurchase program has no set expiration or termination date.

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

We believe that our cash at December 31, 2015 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $24.3 million of our total $29.4 million in cash and cash equivalents at December 31, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Contractual Obligations and Contingencies

The following table summarizes our commitments and contingency payments for the next five years as of December 31, 2015.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$36,153	$3,866	$5,121	$13,079	$14,087
Capital lease obligations	628	257	332	32	7
Other contingencies (2)	2,180	0	0	0	0
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (3)	32,486	2,029	3,856	3,387	23,214
Operating leases (4)	1,147	217	332	236	362
Contractual obligations	$72,594	$6,369	$9,641	$16,734	$37,670

(1)

Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. Principal payments do not reflect the impact of future foreign exchange rate changes. The BMO Credit Agreement’s term is currently scheduled to end in August 2019 and the remaining balance on the loan is presented in this schedule as due in three to five years.  We currently intend to seek to extend the term of the BMO Credit Agreement. The payments due after five years include the CDR land lease.  The CDR land lease is accounted for using the financing method and no principal payments will be made unless the land is purchased. The first option to purchase the land is July 1, 2023. See Notes 7 and 12 to the Consolidated Financial Statements included in Item 8, “Financial Statement and Supplementary Data” of this report for further information.

(2)

Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 14 to the Consolidated Financial Statements included in Item 8, “Financial Statement and Supplementary Data” of this report for further information.

(3)

Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2015 and management’s forecasted rates for our BMO Credit Agreement and CPL credit agreements. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

(4)	Operating leases do not include month-to-month lease agreements.

Off-Balance Sheet Arrangements

The unrecorded contractual obligations above are not expected to have a material effect on our consolidated financial statements. We do not have any additional off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our consolidated financial statements.

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

Property and Equipment  - We have significant capital invested in our property and equipment, which represents approximately 70% of our total assets as of December 31, 2015. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2015, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2014, we wrote down the leasehold improvements at Casinos Poland’s Sosnowiec casino based on the decision to suspend operations at the casino and charged $0.5 million to operating costs and expenses. There were no impairment charges recorded for the years ended December 31, 2015 and 2013.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2015 include our Edmonton casino property and our CDR and CPL operations.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the fair value of our goodwill is at least 39% in excess of its related carrying value.

Intangible Assets - Identifiable intangible assets include trademarks and casino licenses.  Our trademarks and CDR’s licenses issued by the AGLC and HRA are indefinite-lived intangible assets and therefore are not amortized.  We test our trademarks and CDR’s licenses for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. No impairment charges related to our trademarks or CDR’s licenses issued by the AGLC and HRA were recorded during 2015 and 2014. Our casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. CPL licenses are evaluated for impairment annually or more frequently if necessary.    We impaired $0.2 million in the second quarter of 2014 related to the CPL casino licenses. There were no impairment charges recorded for the years ended December 31, 2015 and 2013. As of December 31, 2015, the fair value of our indefinite-lived intangibles is at least 82% in excess of its related carrying value.

Income Taxes – The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different from the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent we determine that we will not realize the benefit of some or all of the deferred tax assets, then these assets will be adjusted through our provision for income taxes in the period in which this determination is made. We have a valuation allowance of $6.0 million on our U.S. deferred tax assets and $2.0 million on our Canadian deferred tax assets as of December 31, 2015 due to uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. Further, our implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2015.

Interest Rate Risk

We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $36.8 million face value of debt outstanding as of December 31, 2015, $0.6 million is fixed-rate capital lease agreements, $15.0 million is fixed-rate debt using interest rate swap agreements and $21.2 million is variable-rate debt.

As of December 31, 2015, we have entered into two interest rate swap agreements for amounts totaling $15.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

Item 8. Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 11, 2016

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

Item 11.    Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2015 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,505,386 (1)	$5.04	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,505,386	$5.04	-

(1)

As of December 31, 2015, there were 1,505,386 shares of common stock issuable upon exercise of outstanding options and other rights exercisable under the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). The 2005 Plan expired in June 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

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

10.5F*

Amendment to Employment Agreement, by and among Century Casinos, Inc., Century Resorts International Ltd., Century Casinos Europe GmbH and Erwin Haitzmann, effective September 30, 2015, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015.

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

10.8C

First Amending Agreement to Amended and Restated Credit Agreement, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc. and Bank of Montreal, effective September 30, 2015, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Filing on Form 10-Q filed on November 6, 2015.

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

10.12A

Credit Facility Agreement as of November 18, 2013 by and between Casinos Poland Sp. z o.o. and BRE Bank SA, is hereby incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 22, 2013.

10.12B

Annex No. 1 to Credit Facility Agreement No. 02/408/13/Z/OB, dated as of March 26, 2015, by and between Casinos Poland Sp. Z o.o. and mBank SA., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015.

10.13*

Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2016.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015,  in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 11,  2016

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$29,366	$24,741
Receivables, net	3,279	1,569
Prepaid expenses	997	2,307
Inventories	529	636
Deferred income taxes	309	310
Restricted cash	0	257
Other current assets	60	343
Total Current Assets	34,540	30,163

Property and equipment, net	131,582	134,627
Goodwill	10,173	11,629
Deferred income taxes	4,834	3,476
Casino licenses	3,028	4,026
Trademarks	1,654	1,831
Cost investment	1,000	1,000
Deposits and other	272	360
Total Assets	$187,083	$187,112

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,123	$5,272
Accounts payable	2,692	3,441
Accrued liabilities	5,619	6,817
Accrued payroll	4,162	4,082
Taxes payable	4,371	4,799
Contingent liability (note 14)	2,180	3,560
Deferred income taxes	153	157
Total Current Liabilities	23,300	28,128

Long-term debt, net of current portion and deferred financing costs (note 7)	32,397	32,622
Taxes payable and other	630	517
Deferred income taxes	3,481	3,419
Total Liabilities	59,808	64,686
Commitments and Contingencies

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2015	2014
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,414,083 and 24,381,057 shares issued and outstanding	244	244
Additional paid-in capital	77,318	76,169
Retained earnings	57,558	45,651
Accumulated other comprehensive earnings	(12,704)	(3,636)
Total Century Casinos, Inc. shareholders' equity	122,416	118,428
Non-controlling interest	4,859	3,998
Total Equity	127,275	122,426
Total Liabilities and Equity	$187,083	$187,112

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2015	2014	2013
Operating revenue:
Gaming	$116,933	$109,889	$95,472
Hotel	1,681	1,636	1,573
Food and beverage	12,003	10,988	10,688
Termination of concession agreements	3,365	0	0
Other	8,898	5,525	4,495
Gross revenue	142,880	128,038	112,228
Less: Promotional allowances	(8,449)	(7,990)	(7,640)
Net operating revenue	134,431	120,048	104,588
Operating costs and expenses:
Gaming	56,364	60,782	50,319
Hotel	561	590	624
Food and beverage	10,267	9,252	8,359
General and administrative	42,747	38,932	33,069
Depreciation and amortization	7,999	7,835	6,599
Total operating costs and expenses	117,938	117,391	98,970
Loss from equity investment	0	0	(135)
Earnings from operations	16,493	2,657	5,483
Non-operating income (expense):
Gain on business combination	0	0	2,478
Interest income	38	81	73
Interest expense	(3,315)	(2,837)	(983)
Gain on foreign currency transactions and other	2,126	517	318
Non-operating (expense) income, net	(1,151)	(2,239)	1,886
Earnings before income taxes	15,342	418	7,369
Income tax provision	1,835	1,507	1,294
Net earnings (loss)	13,507	(1,089)	6,075
Net (earnings) loss attributable to non-controlling interests	(1,600)	2,321	106
Net earnings attributable to Century Casinos, Inc. shareholders	$11,907	$1,232	$6,181

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.49	$0.05	$0.26
Diluted	$0.49	$0.05	$0.26
Weighted average shares outstanding - basic	24,395	24,381	24,052
Weighted average shares outstanding - diluted	24,435	24,419	24,213

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year
	ended December 31,

Amounts in thousands	2015	2014	2013

Net earnings (loss)	$13,507	$(1,089)	$6,075

Other comprehensive (loss) income
Foreign currency translation adjustments	(9,881)	(6,685)	(2,561)
Other comprehensive (loss)	(9,881)	(6,685)	(2,561)
Comprehensive income (loss)	$3,626	$(7,774)	$3,514
Comprehensive (income) loss attributable to non-controlling interests	(1,600)	2,321	106
Foreign currency translation adjustments	948	1,041	(279)
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$2,974	$(4,412)	$3,341

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Shares	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2013	24,128,114	$243	$75,388	$4,569	$38,238	$(282)	$118,156	$0	$118,156
Net earnings (loss)	0	0	0	0	6,181	0	6,181	(106)	6,075
Foreign currency translation adjustment	0	0	0	(2,561)	0	0	(2,561)	279	(2,282)
Amortization of stock-based compensation	0	0	33	0	0	0	33	0	33
Distribution to non-controlling interest	0	0	0	0	0	0	0	7,468	7,468
Exercise of stock options	249,647	1	(283)	0	0	282	0	0	0
BALANCE AT December 31, 2013	24,377,761	$244	$75,138	$2,008	$44,419	$0	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	1,232	0	1,232	(2,321)	(1,089)
Foreign currency translation adjustment	0	0	0	(5,644)	0	0	(5,644)	(1,041)	(6,685)
Amortization of stock-based compensation	0	0	1,028	0	0	0	1,028	0	1,028
Distribution to non-controlling interest	0	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	0	3	0	3
BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$0	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	11,907	0	11,907	1,600	13,507
Foreign currency translation adjustment	0	0	0	(8,933)	0	0	(8,933)	(948)	(9,881)
Amortization of stock-based compensation	0	0	1,641	0	0	0	1,641	0	1,641
Distribution to non-controlling interest	0	0	0	0	0	0	0	(507)	(507)
Exercise of stock options	33,026	0	89	0	0	0	89	0	89
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	0	(716)	716	0
BALANCE AT December 31, 2015	24,414,083	$244	$77,318	$(12,704)	$57,558	$0	$122,416	$4,859	$127,275

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Amounts in thousands	2015	2014	2013

Cash Flows from Operating Activities:
Net earnings (loss)	$13,507	$(1,089)	$6,075
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	7,999	7,835	6,599
Gain on business combination	0	0	(2,478)
Casino license impairment	0	198	0
Loss on disposition of fixed assets	514	631	570
Adjustment of contingent liability (note 14)	(859)	0	0
Unrealized loss on interest rate swaps	214	0	0
Amortization of stock-based compensation expense	1,641	1,028	33
Amortization of deferred financing costs	105	76	82
Deferred taxes	(1,305)	(411)	(348)
Loss from unconsolidated subsidiary	0	0	135
Changes in Operating Assets and Liabilities:
Receivables, net	(1,798)	(177)	182
Prepaid expenses and other assets	1,707	79	(1,346)
Accounts payable	(396)	(961)	1,160
Accrued liabilities	(1,307)	1,217	(1,520)
Inventories	14	(211)	(72)
Other operating assets	0	0	(4)
Other operating liabilities	8	19	113
Accrued payroll	343	113	150
Taxes payable	(554)	(1,025)	(1,888)
Contingent liability payment	(159)	0	0
Net cash provided by operating activities	19,674	7,322	7,443
Cash Flows used in Investing Activities:
Purchases of property and equipment	(18,875)	(16,097)	(4,746)
Acquisition of Casinos Poland, net of cash acquired	0	0	(4,399)
Acquisition of Century Downs Racetrack and Casino, net of cash acquired	0	0	98
Proceeds advanced to Century Downs Racetrack and Casino prior to consolidation	0	0	(1,390)
Payment of origination costs to Century Downs Racetrack and Casino loan prior to consolidation	0	0	(52)
Investment in Mendoza Central Entretenimientos S.A.	0	(1,000)	0
Proceeds from disposition of assets	698	91	72
Note receivable proceeds (issuance)	0	500	(500)
Net cash used in investing activities	(18,177)	(16,506)	(10,917)

-	Continued -

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
Amounts in thousands	2015	2014	2013

Cash Flows provided by Financing Activities:
Proceeds from borrowings	12,043	12,545	13,181
Principal repayments	(7,205)	(4,717)	(6,863)
Payment of deferred financing costs	0	(214)	0
Distribution to non-controlling interest	(507)	(281)	0
Proceeds from exercise of stock options	89	3	0
Net cash provided by financing activities	4,420	7,336	6,318

Effect of Exchange Rate Changes on Cash	$(1,292)	$(759)	$(243)

Increase (Decrease) in Cash and Cash Equivalents	$4,625	$(2,607)	$2,601

Cash and Cash Equivalents at Beginning of Period	$24,741	$27,348	$24,747
Cash and Cash Equivalents at End of Period	$29,366	$24,741	$27,348
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,684	$655	$731
Income taxes paid	$2,465	$2,819	$3,864
Non-Cash Investing Activities:
Purchase of property, plant and equipment on account	$1,211	$1,961	$1,343
Conversion of CDR equity (note 3)	$716	$0	$0

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2015, the Company owned casino operations in North America; held a majority ownership interest in nine casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters;  managed a casino in Aruba and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada
•	The Century Casino Calgary, Alberta, Canada
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado

The Company currently has a controlling financial interest through its subsidiary Century Casinos Europe GmbH (“CCE”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd. (“CPL” or “Casinos Poland”). CPL is the owner and operator of nine casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

•

The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino ("CDR" or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. The casino at CDR opened in April 2015 and the 2015 horse racing season was from April to November. See Note 3 for additional information related to CDR.

•

The Company owns 75% of Century Bets! Inc. (“CBS” or “Century Bets”) and CBS is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS, which is reported as a non-controlling financial interest. CBS began operating the pari-mutuel off-track betting network in southern Alberta in May 2015.

The Company has the following concession, management and consulting service agreements:

•

The Company has concession agreements to operate 10 ship-based casinos onboard TUI Cruises and Windstar Cruises. In 2015, the Company began operating the ship-based casinos onboard the following three newly launched cruise ships: Windstar Cruises Star Breeze and Star Legend and TUI Cruises Mein Schiff 4. In addition, in 2015 the Company amended its concession agreement with TUI Cruises to include its operation of the ship-based casino onboard the Mein Schiff 5 and Mein Schiff 6,  two new 2,500 passenger ships that are scheduled to commence operations in 2016 and 2017, respectively.  The Company’s agreement with Nova Star Cruises Ltd. to operate a ship-based casino onboard the Nova Star, a round trip cruise ferry service connecting Portland, Maine to Yarmouth, Nova Scotia, ended in October 2015 after the 2015 sailing season.

-F10-

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company transitioned operations of the eight ship-based casinos that it operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, the Company received $4.0 million in June 2015 and recorded this amount on its consolidated statement of earnings (loss) under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the Termination Agreement.

The Company also entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company is providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter.

•

The Company has a long-term management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino, which was formerly the Radisson Aruba Resort, Casino & Spa until it was sold and rebranded in 2015.  The management agreement was assumed by the new owners and no changes were made to the original agreement from which the Company receives a monthly management fee.

•

The Company, through its subsidiary CCE, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A, an Argentina company (“MCE”). The shares are reported on the consolidated balance sheet using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. In addition, CCE and MCE have entered into a consulting services agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 for additional information related to MCE.

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates CPL, CDR and CBS as majority owned subsidiaries for which the Company has a controlling interest. The portion of CPL, CDR and CBS that are not wholly-owned are reflected as non-controlling interests in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for accounting principles generally accepted in the United States of America (“US GAAP”) and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14,  Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company is currently evaluating the impact of adopting ASU 2014-09 and ASU 2015-14, including the transition method to be applied; however, the standards are not expected to have a material impact on its consolidated financial statements.

-F11-

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company is currently evaluating the impact of adopting ASU 2014-15; however, the standard is not expected to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The objective of ASU 2015-01 is to eliminate from US GAAP the concept of an extraordinary item. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). The objective of ASU 2015-02 is to change the consolidation analysis requirement under US GAAP. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and annual and interim periods thereafter. The Company has adopted ASU 2015-02 as of December 31, 2015. The Company does not expect adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to present debt issuance costs as a direct deduction from the related debt liability. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company has adopted ASU 2015-03 as of December 31, 2015, and as a result, $0.4 million was reclassified from long-term assets to long-term debt in the Company’s consolidated balance sheet for the year ended December 31, 2014.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-11 is permitted. The Company is currently evaluating the impact of adopting ASU 2015-11; however, the standard is not expected to have a material impact on the its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The objective of ASU 2015-16 is to simplify the accounting for measurement-period adjustments for acquisitions. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. ASU 2015-16 could have a material impact on the Company’s consolidated financial statements; however, the nature and magnitude of the specific effects will depend upon the terms of acquisitions consummated in the future. The Company currently has no acquisitions in the measurement period.

In November 2015, the FASB issued ASU No. 2015-17,  Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The objective of ASU 2015-17 is to simplify the presentation of deferred taxes in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-17 is permitted. The Company is currently evaluating the impact of adopting ASU 2015-17; however, the standard is not expected to have a material impact on the its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

-F12-

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. During the year ended December 31, 2014, the Company wrote down the leasehold improvements at Casinos Poland’s Sosnowiec casino based on the decision to suspend operations at the casino and charged $0.5 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the years ended December 31, 2015 and 2013.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations.  See Note 6.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses.  The Company’s trademarks and CDR’s licenses issued by the Alberta Gaming and Liquor Commission (“AGLC”) and Horse Racing Alberta (“HRA”) are indefinite-lived intangible assets and therefore are not amortized.  The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives.  See Note 6.

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

-F13-

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	December 31,	December 31,
Ending Rates	2015	2014
Canadian dollar (CAD)	1.3840	1.1601
Euros (EUR)	0.9209	0.8264
Polish zloty (PLN)	3.9464	3.5401

	For the year
	ended December 31,			% Change
Average Rates	2015	2014	2013	2015/2014	2014/2013
Canadian dollar (CAD)	1.2786	1.1046	1.0302	(15.8%)	(7.2%)
Euros (EUR)	0.9014	0.7539	0.7532	(19.6%)	(0.1%)
Polish zloty (PLN)	3.7706	3.1558	3.1597	(19.5%)	0.1%
Source: Pacific Exchange Rate Service

Comprehensive Income (Loss) – Comprehensive income (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition and Promotional Allowances – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, bowling, food and beverage revenue is recognized when products are delivered or services are performed. Pari-mutuel revenue is the aggregate difference between racing handle and payouts, with liabilities recognized for host fees and commissions.  Management and consulting fees are recognized as revenue when services are provided. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Revenue is recognized net of incentives related to gaming play and points earned in point-loyalty programs.

At the Company’s casinos in Edmonton and Calgary, the AGLC retains 85% of slot machine net win, of which 15% is allocated to licensed charities and 70% is allocated to the Alberta Lottery Fund.  At Century Downs, the AGLC retains 33% of slot machine net win, which is allocated to the Alberta Lottery Fund, and HRA retains 23.25% of slot machine net win, which is used to fund horse racing programs. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to the charity. Century Casino & Hotel in Edmonton, Century Casino Calgary and Century Downs record revenue net of the amounts retained by the AGLC, HRA and charities.

-F14-

Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses. For the years ended December 31, 2015,  2014, and 2013, the cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
	2015	2014	2013
Amounts in thousands
Hotel	$59	$90	$82
Food and beverage	1,004	1,112	1,070
	$1,063	$1,202	$1,152

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2015 and 2014, the outstanding balance of this liability on the Company’s consolidated balance sheet was $0.7 million and $0.9 million, respectively.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $1.7 million,  $1.4 million and $1.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment by reviewing internal estimates for future taxable income. Due to the uncertainty of future taxable income, the Company had deferred tax assets of $6.0 million resulting from net operating losses in the U.S. and  $2.0 million resulting from one of the Company’s Canadian properties (see Note 11). The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future.

-F15-

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the year ended December 31, 2015, 2014 and 2013 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2015	2014	2013
Weighted average common shares, basic	24,395	24,381	24,052
Dilutive effect of stock options	40	38	161
Weighted average common shares, diluted	24,435	24,419	24,213

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2015	2014	2013
Stock options	1,438	1,505	68

3. CENTURY DOWNS RACETRACK AND CASINO

In November 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement with CDR, CCE acquired 15% of CDR, controls the CDR board of directors, managed the development of the REC project, manages the operation of CDR and had the right to convert CAD 11 million of the amounts loaned to CDR into an additional ownership position in CDR of up to 60%. As of November 29, 2013, the Company began consolidating CDR as a minority-owned subsidiary for which it has a controlling financial interest and, as a result, the loans between CDR and CCE were considered an intercompany transaction and were eliminated upon consolidation.  On March 20, 2015, CCE converted CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR and began consolidating CDR as a majority-owned subsidiary for which it has a controlling financial interest.  As of March 20, 2015, the Company, through its subsidiary, CCE, had a 75% ownership interest in CDR. Unaffiliated shareholders own the remaining 25% of CDR. The Company accounts for and reports the remaining 25% ownership interest in CDR as a non-controlling financial interest.

The REC has the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 550 slot machines, seven video lottery terminals, a bar, a lounge, a  restaurant facility, an off-track-betting area and an entertainment area. The AGLC and HRA have issued licenses to CDR for the REC. The casino at the REC opened on April 1, 2015, and the 2015 horse racing season was from April to November.

Equity Conversion

On March 20, 2015, CCE converted CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As a result of the conversion, the Company recognized $0.6 million in additional paid-in capital and $0.1 million in accumulated other comprehensive income that was previously attributed to non-controlling interest.

-F16-

Distribution to Non-Controlling Interest

CDR has an agreement with its non-controlling shareholders to distribute any funds received by CDR related to infrastructure built during the development of the REC project. After CCE’s conversion of CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR, all funds received related to the infrastructure are distributed to CDR’s non-controlling shareholders as stated in the credit agreement between CCE and CDR. In 2015, the Company distributed $0.5 million related to the infrastructure to CDR’s non-controlling shareholders.

4.INVESTMENTS

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE will work with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors and has the right to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. In addition, CCE has a three-year option through October 2017 to purchase up to 50% of the shares of MCE. The option can be exercised by CCE in tranches of shares, with each tranche representing not less than ten percent of the total outstanding shares of MCE. The exercise price of the shares is based upon the value of MCE at the time the option is exercised, which value is determined by a multiple of MCE’s EBITDA less certain debt. There are no conditions that limit CCE’s ability to exercise this option.

The Company accounts for the $1.0 million investment in MCE using the cost method. Acquisition costs of $0.2 million were incurred for the year ended December 31, 2014 in connection with the MCE investment. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate and Other segment.

Century Bets! Inc.

On January 6, 2015, CCE, together with RMTC, formed a new subsidiary, CBS, to operate the pari-mutuel off-track betting network in southern Alberta. CCE has a 75% ownership interest in CBS and RMTC has a 25% ownership interest in CBS. CCE has appointed three of the four directors on the board of directors of CBS. The Company accounts for and reports its 75% interest in CBS as a controlling financial interest and the 25% ownership interest of RMTC in CBS as a non-controlling financial interest.

Acquisition costs of less than $0.1 million were incurred in connection with forming CBS for the year ended December 31, 2014. These costs include legal fees and were recorded as general and administrative expenses in the Canada segment.

-F17-

5.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014 consist of the following:

	December 31,
Amounts in thousands	2015	2014
Land	$43,739	$47,959
Buildings and improvements	97,913	85,489
Gaming equipment	22,852	25,077
Furniture and non-gaming equipment	17,752	16,831
Capital leases	897	246
Capital projects in process	2,056	11,661
	$185,209	$187,263
Less: accumulated depreciation	(53,627)	(52,636)
Property and equipment, net	$131,582	$134,627

Depreciation expense was $7.6 million, $7.3 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of December 31, 2015 include the Edmonton casino property and the  CDR and CPL operations. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill related to the Company’s Edmonton property, CDR or CPL have been recorded.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance -- January 1, 2014	$4,622	$178	$8,479	$13,279
Effect of foreign currency translation	(385)	(15)	(1,250)	(1,650)
Balance – December 31, 2014	$4,237	$163	$7,229	$11,629
Effect of foreign currency translation	(686)	(26)	(744)	(1,456)
Balance -- December 31, 2015	$3,551	$137	$6,485	$10,173

-F18-

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets.  Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- January 1, 2014	$108	$2,021	$2,129
Effect of foreign currency translation	0	(298)	(298)
Balance -- December 31, 2014	$108	$1,723	$1,831
Effect of foreign currency translation	0	(177)	(177)
Balance -- December 31, 2015	$108	$1,546	$1,654

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

Licenses

Casino licenses at December 31, 2015 and 2014 consist of the following:

	December 31,
Amounts in thousands	2015	2014
Casino licenses	$4,131	$4,785
Less: accumulated amortization	(1,103)	(759)
Casino licenses, net	$3,028	$4,026

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s consolidated balance sheets. The Company impaired $0.2 million in the second quarter of 2014 related to the Casinos Poland casino licenses. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – January 1, 2014	$2,245
Sosnowiec license impairment	(198)
Amortization	(527)
Effect of foreign currency translation	(236)
Balance – December 31, 2014	$1,284
Amortization	(421)
Effect of foreign currency translation	(133)
Balance -- December 31, 2015	$730

-F19-

As of December 31, 2015, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2016	$348
2017	281
2018	88
2019	13
2020	0
$730

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 1.9 years.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from the HRA.  The licenses were issued in November 2013 pending final approval of the REC project from the AGLC. The AGLC granted the final approval for the licenses on March 19, 2015. The licenses are reported as an infinite lived intangible asset on the Company’s consolidated balance sheet. No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses are as follows:

Amounts in thousands	Century Downs
Balance – January 1, 2014	$2,991
Effect of foreign currency translation	(249)
Balance – December 31, 2014	$2,742
Effect of foreign currency translation	(444)
Balance -- December 31, 2015	$2,298

7.LONG-TERM DEBT

In 2015, the Company began presenting deferred financing costs as a reduction to long-term debt on its consolidated balance sheets and,  as a result, the presentation of long-term debt for the year ended December 31, 2014 has been adjusted. Long-term debt at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Amounts in thousands	Principal	Principal
Credit agreement - Bank of Montreal	$20,419	$16,383
Credit agreement - Casinos Poland	1,647	3,446
Credit facility - Casinos Poland	0	1,506
Capital leases - Casinos Poland	13	108
Financing obligation - CDR land lease	14,087	16,806
Capital leases - CDR	615	0
Total Principal	$36,781	$38,249
Deferred financing costs	(261)	(355)
Total long-term debt	$36,520	$37,894
Less current portion	(4,123)	(5,272)
Long-term portion	$32,397	$32,622

-F20-

The consolidated weighted average interest rate on all Company debt was 8.21% for the year ended December 31, 2015.  In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s credit agreement with the Bank of Montreal (the “BMO Credit Agreement”). As of December 31, 2015, the notional amount for each of the interest rate swap agreements was CAD 10.4 million ($7.5 million based on the exchange rate in effect on December 31, 2015) at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s consolidated statement of earnings (loss). For the year ended December 31, 2015, the Company paid a floating interest rate on its remaining CAD 7.5 million ($5.4 million based on the exchange rate in effect on December 31, 2015) in borrowings under the BMO Credit Agreement and the interest rate was  approximately 3.47%.  For the year ended December 31, 2015, the Company paid a weighted average interest rate of 3.53% on its borrowings under the CPL loan agreements and 3.16% on its CDR lease agreements. The weighted average interest rate on all Company debt was higher than the interest rates of the BMO Credit Agreement, the weighted average interest of 3.53% on the CPL loan agreements and the 3.16% weighted average interest rate on the CDR lease agreements due to the CDR financing obligation, on which the Company pays a weighted average interest rate of 12.94%. See Note 12 for additional information on the interest rate swap agreements.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of December 31, 2015, the Company had borrowed CAD 33.9 million, of which the outstanding balance was CAD 28.3 million ($20.4 million based on the exchange rate in effect on December 31, 2015) and the Company had approximately CAD 5.2 million ($3.8 million based on the exchange rate in effect on December 31, 2015) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to CDR. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2015) were recorded as interest expense in the consolidated statement of earnings (loss) for the year ended December 31, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company’s 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, maintenance of a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of December 31, 2015.

Amortization expenses relating to deferred financing charges were $0.1 million for each of the years ended December 31, 2015, 2014 and 2013. These costs are included in interest expense in the consolidated statements of earnings (loss).

Casinos Poland

As of December 31, 2015, CPL had debt totaling PLN 6.6 million ($1.7 million based on the exchange rate in effect on December 31, 2015) under two credit agreements and four capital lease agreements. CPL also had a credit facility whose term was extended from February 13, 2016 to February 11, 2018. There were no borrowings under the credit facility as of December 31, 2015.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. As of December 31, 2015, the amount outstanding was PLN 4.4 million ($1.1 million based on the exchange rate in effect on December 31, 2015). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of December 31, 2015

-F21-

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into the three year term loan at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of December 31, 2015, the amount outstanding was PLN 2.1 million ($0.5 million based on the exchange rate in effect on December 31, 2015). CPL has no further borrowing availability under the loan and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and a current liquidity ratio of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of December 31, 2015

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. In February 2016, the term of the short-term line of credit was extended from February 13, 2016 to February 11, 2018. The extended line of credit bears the same interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million can only be used to secure bank guarantees. The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of December 31, 2015,  there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.8 million based on the exchange rate in effect on December 31, 2015) available under the agreement.

CPL’s remaining debt consists of four capital lease agreements for various vehicles. As of December 31, 2015, the amount outstanding was PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2015).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect as of December 31, 2015). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of December 31, 2015.

Century Downs Racetrack and Casino

As of December 31, 2015, CDR had debt totaling CAD 20.4 million ($14.7 million based on the exchange rate in effect on December 31, 2015). The debt includes CDR’s land lease and four capital lease agreements.

CDR’s land lease is a financing obligation to the Company.  Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2015, the outstanding balance on the financing obligation was CAD 19.5 million ($14.1 million based on the exchange rate in effect on December 31, 2015) and the implicit interest rate was 10.0%.

CDR’s remaining debt consists of four capital lease agreements for equipment used in the operation of CDR. As of December 31, 2015, the amount outstanding was CAD 0.9 million ($0.6 million based on the exchange rate in effect on December 31, 2015).

As of December 31, 2015, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2016	$2,447	$244	$1,432	$4,123
2017	2,447	257	228	2,932
2018	2,447	74	0	2,521
2019	13,078	24	0	13,102
2020	0	9	0	9
Thereafter	0	14,094	0	14,094
Total	$20,419	$14,702	$1,660	$36,781

-F22-

8.OTHER BALANCE SHEET CAPTIONS

Accrued liabilities include the following as of December 31, 2015 and 2014:

	December 31,
Amounts in thousands	2015	2014
Accrued commissions (AGLC)	$1,552	$1,012
Progressive slot & table liability	917	1,335
Player point liability	708	891
Deposit liability	533	979
Other accrued liabilities	1,909	2,600
Total	$5,619	$6,817

Accrued commissions (AGLC) include the portion of slot machine net sales and table games win owed to the AGLC as of December 31, 2015 and 2014.

Taxes payable include the following as of December 31, 2015 and 2014:

	December 31,
Amounts in thousands	2015	2014
Accrued property taxes	$1,041	$1,042
Gaming taxes payable	2,675	3,212
Other taxes payable	655	545
Total	$4,371	$4,799

9.SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2015 and 2014. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2015. The repurchase program has no set expiration or termination date.

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

-F23-

10.STOCK-BASED COMPENSATION

The board of directors of the Company adopted an Employees’ Equity Incentive Plan (the “EEIP”) in April 1994. The EEIP expired in April 2004. All outstanding options from the EEIP have been issued and the Company no longer administers the plan. Stockholders of the Company approved a new equity incentive plan (as amended, the “2005 Plan”) at the 2005 annual meeting of stockholders. The 2005 Plan expired in June 2015. There are options issued under the 2005 Plan that remain outstanding. The 2005 Plan provided for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provided for the issuance of up to 2,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The Company was not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options were required to have an exercise period not to exceed ten years. Through December 31, 2015, the Company had granted, under the 2005 Plan, awards of incentive stock options and non-qualified stock options, all of which had exercise prices that were not less than the fair market value at the date of grant. Options granted have six-month, one-year, three-year or four-year vesting periods. Through December 31, 2015,  the Company had issued all outstanding options at market value as of the date of the grant. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2005 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

Stock Options

Activity in the Company’s stock-based compensation plan for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2013	919,848	$2.94	1.58	895,348	$2.96
Granted	0	0.00
Exercised*	(849,210)	2.93
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2013	70,638	$3.03	5.40	56,638	$3.21
Granted	1,365,000	5.05
Exercised**	(3,296)	0.91
Cancelled or forfeited	(2,500)	9.00
Outstanding at December 31, 2014	1,429,842	$4.95	9.74	406,092	$4.71
Granted	0	0.00
Exercised***	(38,206)	4.30
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2015	1,391,636	$4.97	8.77	709,136	$4.90

*849,210 options were exercised and 249,647 shares were issued through net share settlement in 2013,  and as a result there was no cash consideration or intrinsic value for the options.

**3,296 options were exercised for cash consideration of $3,000 in 2014.  The intrinsic value of the options exercised was $19,000.

***6,956 options were exercised for cash considerations of $6,390 in 2015. The intrinsic value of the options exercised was $35,747. In addition, 31,250 options were exercised and 9,820 shares were issued through net share settlement in 2015, as a result there was no cash consideration or intrinsic value for the options.

-F24-

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2015:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$0.91	4,274	4,274	$29	$29	2.9	2.9
$0.93	8,612	8,612	59	59	2.9	2.9
$2.30	35,000	35,000	192	192	4.4	4.4
$5.05	1,333,750	651,250	3,641	1,778	9.0	9.0
$9.00	10,000	10,000	0	0	1.5	1.5
	1,391,636	709,136	$3,921	$2,058	8.8	8.5
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $7.78  per share as of December 31, 2015 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

Activity in the Company’s stock-based compensation plan for non-vested employee stock options was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	24,500	$1.28
Granted	0	0.00
Vested	(10,500)	1.28
Forfeited	0	0.00
Nonvested at December 31, 2013	14,000	$1.19
Granted	1,365,000	2.62
Vested	(355,250)	2.56
Forfeited	0	0.00
Nonvested at December 31, 2014	1,023,750	$2.62
Granted	0	0.00
Vested	(341,250)	2.55
Forfeited	0	0.00
Nonvested at December 31, 2015	682,500	$2.55

The total fair value for options vested was $0.9 million and less than $0.1 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, there were 113,750 options outstanding to independent directors of the Company with a weighted-average exercise price of $5.94. During 2015,  independent directors exercised 16,250 options for cash consideration of $83,563 and an intrinsic value of $17,925.

-F25-

The weighted-average fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions for 2013 Awards
Weighted-average risk-free interest rate	1.31%
Weighted-average expected life	5.4 yrs
Weighted-average expected volatility	63.6%
Weighted-average expect dividends	$0
Forfeiture rate	0%

Assumptions for 2014 Awards
Weighted-average risk-free interest rate	1.68%
Weighted-average expected life	4.4 yrs
Weighted-average expected volatility	62.3%
Weighted-average expect dividends	$0
Forfeiture rate	0%

No options were granted in 2015. The Company recorded stock-based compensation expense of $1.6 million,  $1.0 million, and less than $0.1 million for the year ended December 31, 2015, 2014 and 2013, respectively. This amount is included in general and administrative expenses.

At December 31, 2015,  there was $1.1 million of total unrecognized compensation expense related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 1.6 years.

11.INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

	For the year
Amounts in thousands	ended December 31,
	2015	2014	2013
U.S. Federal - Current	$84	$(13)	$25
U.S. Federal - Deferred	0	0	0
Provision for U.S. federal income taxes	$84	$(13)	$25

Foreign - Current	$3,056	$1,931	$1,616
Foreign - Deferred	(1,305)	(411)	(348)
Provision for foreign income taxes	1,751	1,520	1,268
Total provision for income taxes	$1,835	$1,507	$1,294

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

-F26-

Amounts in thousands	2015	2014	2013
U.S. Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(17.5%)	68.0%	(18.5%)
Equity in Polish investment	0.0%	0.0%	(5.4%)
State income tax (net of federal benefit)	0.0%	(15.0%)	(0.3%)
Meals, entertainment, gifts & giveaways	1.0%	38.7%	1.8%
Statutory to GAAP adjustments, including foreign currency	(1.2%)	(283.9%)	(3.0%)
Valuation allowance	(15.8%)	532.4%	5.7%
Unrecognized tax benefit	4.1%	0.0%	0.0%
Stock options	3.6%	0.0%	0.0%
Tax authority audit adjustment	3.4%	0.0%	0.0%
Permanent and other items	0.4%	(14.6%)	3.3%
Total provision for income taxes	12.0%	359.7%	17.6%

The Company’s current year effective income tax rate was impacted due to a loss in the United States, as well as increased pre-tax income in Canada, Poland and Mauritius. The comparison of pre-tax income of $15.3 million for the year ended December 31, 2015, compared to pre-tax income of $0.4 million for the year ended December 31, 2014 should be considered when comparing tax rates year over year. The overall effective tax rate of 12.0% was  partially driven by jurisdictions with losses that were not offset by tax benefits as a result of valuation allowances recorded against such losses as well as the full release of the valuation allowance in Austria. A majority of the earnings recognized by the Company during the year ended December 31, 2015 were from the Company’s properties in Canada. Based on permanent items and the impact of foreign currency exchange rates the earnings in the Company’s Canadian properties accounted for nearly 81% of the total tax expense recorded. There was no tax benefit recorded on the significant losses at the Company’s properties in the United States as those amounts are fully valued and no benefit can be recognized.

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance of $6.0 million on its U.S. deferred tax assets and a valuation allowance of $2.0 million on the deferred tax assets of one of its Canadian properties as of December 31, 2015 due to the uncertainty of future taxable income. During 2015, the Company released its $1.5 million Austrian valuation allowance on CCE’s deferred tax assets resulting in a tax benefit.  The Company analyzed the likelihood of future realization of its deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, the Company concluded that its Austrian operations had attained a sustained level of profitability sufficient to reduce its valuation allowance in that jurisdiction. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

-F27-

The Company’s deferred income taxes at December 31, 2015 and 2014 are summarized as follows:

Amounts in thousands	2015	2014
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets - current:
Accrued liabilities and other	$167	$184
Deferred tax (liabilities) - current:
Prepaid expenses	(153)	(157)
Valuation allowance	(163)	(179)
Net deferred tax (liabilities) - current	(149)	(152)

Deferred tax assets - non-current:
Amortization of goodwill for tax	368	421
Amortization of startup costs	232	275
Property and equipment	672	1,059
NOL carry forward	4,260	3,752
Accrued liabilities and other	444	409
Total deferred tax assets - non-current	5,976	5,916
Valuation allowance	(5,827)	(5,764)
Net deferred tax assets - non-current	149	152
Total deferred tax assets - U.S. federal and state	$0	$0

Deferred tax assets (liabilities) - foreign

Deferred tax assets - current:
NOL carryforward	$0	$0
Other	305	300
Deferred tax (liabilities) - current:
Other	0	0
Net deferred tax assets - current	305	300

Deferred tax assets - non-current:
Property and equipment	705	1,521
NOL carryforward	3,375	4,583
Tax credits	72	199
Accrued liabilities and other	478	1,329
Contingent liability	719	0
Exchange rate gain or (loss)	1,326	821
Deferred tax (liabilities) - non-current:
Property and equipment	(2,722)	(2,204)
Contingent liability	0	(985)
Exchange rate (loss)	(363)	0
Others	(396)	(230)
Valuation allowance	(1,990)	(5,129)
Net deferred tax assets (liabilities) - non-current	1,204	(95)
Total deferred tax assets - foreign	$1,509	$205
Net deferred tax assets	$1,509	$205

-F28-

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

The Canadian Taxing Authority is currently conducting an income tax audit of CDR. The Company maintains a full valuation allowance on all tax attributes related to CDR and, as a result, any adjustment made by the taxing authority will have no net impact on the effective tax rate. The Canadian Taxing Authority is also conducting an audit of the Company’s Edmonton property. The Company does not maintain a valuation allowance related to Edmonton and, as a result, any adjustment by the taxing authority could have an impact on the effective tax rate.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2007-2014
U.S. State - Colorado	2005-2014
Canada	2011-2014
South Africa	2009
Poland	2013-2014
Austria	2010-2014

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $26.3 million as of December 31, 2015.  The Company had recorded $8.3 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustment of unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2026 - 2030	$2,874
2031 - 2035	5,162
No expiration	222
Total deferred tax assets	$8,258

The Company believes it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to the federal, state and foreign net operating loss carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets would be accounted for as a reduction of income tax.  As of December 31, 2015, the Company had recorded $6.3 million in valuation allowances related to net operating loss deferred tax assets.

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

-F29-

As of December 31, 2015, the Company had undistributed foreign earnings of approximately $49.2 million that it considers indefinitely reinvested and, as of December 31, 2015, the Company had not provided for taxes for these undistributed foreign earnings. Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the Company or any of the Company’s subsidiaries located in the United States, or if the Company sells its stock in the foreign subsidiaries. However, the Company believes that any additional taxes could be offset, in part or in whole, by foreign tax credits.

The Company has recognized a $0.7 million tax liability for an uncertain tax position on foreign tax returns.  This adjustment has been recorded as a component of taxes payable in the accompanying consolidated balance sheet as of December 31, 2015. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit is summarized in the table below:

Amounts in thousands	2015	2014
Unrecognized tax benefit - January 1	$61	$146
Gross increases - tax positions in prior period	623	0
Gross decreases - tax positions in prior period	0	0
Gross increases - tax positions in current period	0	0
Settlements	0	0
Lapse of statute of limitations	0	(85)
Unrecognized benefit - December 31	$684	$61

The Company increased its unrecognized tax benefit in 2015. The increase relates to an out-of-period reclassification of a prior year valuation allowance to a current year unrecognized tax benefit. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2015 and 2014. In total, for each of the years ended December 31, 2015 and 2014,  the Company recognized a liability of less than $0.1 million. The $0.7 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company’s U.S. and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2015	2014	2013
Income (loss) before taxes:
U.S.	$(1,593)	$(3,205)	$(397)
Foreign	16,935	3,623	7,766
Total income before taxes	$15,342	$418	$7,369

-F30-

12.  FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS REPORTING

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	December 31, 2015
	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(194)	$0

(1) See “Derivative Instruments Reporting” below for detailed information regarding the Company’s interest rate swaps.

The Company determines the fair value of its interest rate swap agreements based on the notional amount of the swaps and the forward rate CAD-CDOR curve provided by Bloomberg and zero-coupon Canadian spot rates as of the valuation date. The Company classifies these instruments as Level 2 because the inputs into the valuation model can be corroborated utilizing observable benchmark market rates at commonly quoted intervals. There were no recurring fair value measurements as of December 31, 2014.

-F31-

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2014, the Company determined that the fair value of the Sosnowiec leasehold improvements and casino license was zero based on the decision to suspend operations at the casino. As a result, $0.7 million was charged to operating costs and expenses during the year ended December 31, 2014. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.

Long-Term Debt – The carrying value of the Company’s long-term debt approximates fair value because it bears interest at the lender’s variable rate for the debt related to the BMO Credit Agreement, the CPL credit agreements and CPL credit facility as of December 31, 2015 and December 31, 2014. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy due to quoted prices in active markets for similar liabilities.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.    As of December 31, 2015 and 2014, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. As of December 31, 2015, the Company had two interest rate swap agreements, each with a notional amount of CAD 10.4 million ($7.5 million based on the exchange rate in effect on December 31, 2015) at a fixed CDOR rate of 3.92% and 3.89%, respectively, which were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s consolidated statement of earnings (loss). The following table summarizes the location and effects of derivative instruments in the consolidated statements of earnings (loss) for the year ended December 31, 2015.

Amounts in thousands
Derivatives not designated as	Income Statement	For the year ended December 31,
ASC 815 hedges	Classification	2015	2014	2013
Interest Rate Swaps	Interest Expense	$651	$0	$0

There were no derivative instruments for the years ended December 31, 2014 and 2013.

The following table summarizes the location and fair value amounts of the Company’s derivative instruments in the consolidated balance sheets.

Amounts in thousands		As of December 31, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(86)	$0	$(86)
Interest rate swaps - non-current	Taxes payable and other	(108)	0	(108)
Total derivative liabilities		$(194)	$0	$(194)

There were no derivative instruments as of December 31, 2014.

-F32-

13.SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. The Company’s operations related to concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All significant intercompany transactions are eliminated in consolidation.

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

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time items such as the consideration for the early termination of the concession agreements with Oceania and Regent. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

-F33-

The following summaries provide information regarding the Company’s segment information for the years ended December 31 2015, 2014 and 2013:

Amounts in thousands	For the year ended December 31, 2015

	Canada	United States	Poland	Corporate and Other	Consolidated
Net operating revenue (1)	$45,900	$28,438	$52,208	$7,885	$134,431

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,819	$2,381	$2,899	$(1,192)	$11,907
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	2,110	1,461	1,136	(2,872)	1,835
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Non-controlling interests	152	0	1,448	0	1,600
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Acquisition costs	0	0	0	0	0
Preopening expenses	345	0	0	0	345
Other one-time (income) costs (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$15,384	$6,401	$7,080	$(5,370)	$23,495

Long-lived assets	$64,985	$52,431	$12,431	$1,735	$131,582

Capital expenditures	$15,637	$1,580	$1,251	$407	$18,875

(1)

Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations, including the $3.4 million in net operating revenue recognized in connection with the termination of the concession agreements with Oceania and Regent.

(2)	Other one-time (income) costs for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.
-F34-

Amounts in thousands	For the year ended December 31, 2014

	Canada	United States	Poland	Corporate and Other	Consolidated
Net operating revenue (1)	$34,599	$26,707	$51,191	$7,551	$120,048

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Non-controlling interests	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
(Gain) loss on foreign currency transactions and other	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	0	0	266	381
Other one-time (income) costs (2)	(103)	0	421	0	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Long-lived assets	$53,870	$63,246	$15,120	$2,391	$134,627

Capital expenditures	$11,190	$834	$2,742	$1,331	$16,097

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Other one-time (income) costs for Canada were insurance proceeds received and for Poland were the costs associated with relocating the Poznan casino to Hotel Andersia and the write-off of the Sosnowiec casino license.

-F35-

Amounts in thousands	For the year ended December 31, 2013

	Canada	United States	Poland	Corporate and Other	Consolidated
Net operating revenue (1)	$33,749	$29,193	$34,817	$6,829	$104,588

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,670	$2,229	$12	$(1,730)	$6,181
Interest expense (income), net	584	0	374	(48)	910
Income taxes (benefit)	1,643	1,365	145	(1,859)	1,294
Depreciation and amortization	1,948	2,225	1,903	523	6,599
Non-controlling interests	(112)	0	6	0	(106)
Non-cash stock-based compensation	0	0	0	33	33
(Gain) loss on foreign currency transactions and other	(41)	0	(204)	(73)	(318)
Loss on disposition of fixed assets	3	24	505	38	570
Acquisition costs	0	0	0	49	49
Other one-time (income) costs (2)	(57)	0	8	(2,478)	(2,527)
Adjusted EBITDA	$9,638	$5,843	$2,749	$(5,545)	$12,685

Long-lived assets	$54,859	$57,957	$18,091	$1,732	$132,639

Capital expenditures	$692	$1,405	$1,093	$1,555	$4,745

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)

Other one-time (income) costs for Canada were insurance proceeds, for Poland was an impairment of long-lived assets and for Corporate and Other were attributable to the gain on bargain purchase recorded for the additional 33.3% ownership interest in CPL and the 15% ownership interest in CDR.

14.COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation – From time to time, the Company is subject to various legal proceedings arising from normal business operations. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations, except for the proceedings involving the Polish Internal Revenue Service (“Polish IRS”) described below.

Casinos Poland

In March 2011, the Polish IRS began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011.

-F36-

After proceedings with the Polish IRS, the Director of the Tax Chamber in Warsaw upheld the decision of the Polish IRS in November 2012 for review of the period from January 1, 2011 to January 31, 2011. CPL paid PLN 0.1 million (less than $0.1 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Regional Administrative Court in Warsaw in December 2012. In September 2013, the Regional Administrative Court in Warsaw denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court and received an oral decision on March 9, 2016. The court found in favor of the Polish IRS. CPL expects to receive the written decision from the court within the next several weeks. As previously disclosed, CPL paid the Polish IRS for the taxes and interest owed from this decision in December 2012.

After further proceedings and appeals between CPL and the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2013 for review of the period from December 1, 2007 to December 31, 2008. CPL paid PLN 3.5 million ($1.2 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court. In January 2014, the Voivodship Administrative Court denied CPL’s appeal. CPL appealed the decision to the Supreme Administrative Court on December 19, 2014 and received an oral decision on March 9, 2016. The court found in favor of the Polish IRS. CPL expects to receive the written decision from the court within the next several weeks. As previously disclosed, CPL paid the Polish IRS for the taxes and interest owed from this decision in December 2013.

After further proceedings and appeals with the Polish IRS, the Director of the Tax Chamber in Warsaw also upheld the decision of the Polish IRS in December 2014 for review of the period from January 1, 2009 to December 31, 2009. CPL paid PLN 2.8 million ($0.9 million) to the Polish IRS for taxes and interest owed resulting from the decision. CPL appealed the decision to the Voivodship Administrative Court in January 2015 and received an oral decision in October 2015. The court found in favor of CPL on the procedural grounds that the prior tax proceedings were not conducted by the appropriate tax authority. However, the court also found that CPL’s tax records for 2009 remain open for audit by a different tax authority. CPL appealed the decision to the Supreme Administrative Court in December 2015 and expects a decision in 2018.

The statute of limitations for the Polish IRS to begin a tax audit is five years. The statute of limitations for the period from January 1, 2010 to December 31, 2010 ended on December 31, 2015 and as a result the Company has adjusted the liability to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million). The adjustment was recorded as gain on foreign currency transactions and other on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2015.  The balance of the potential liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2015 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on December 31, 2015).

Management is assessing the impact of the outcome of the decisions relating to the Polish IRS tax audits for December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 as it relates to future tax years that have not been audited. The impact may be material to the Company’s consolidated financial statements.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. Effective January 1, 2012, the Company reinstated matching contributions that were suspended on December 1, 2008. For each of the years ended December 31, 2015, 2014 and 2013, the Company contributed less than $0.1 million to the 401K Plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan and Registered Pension Plan (“RSP and RPP Plans”). The RSP and RPP Plans allow eligible employee to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants of the RPP Plan become fully vested in employer contributions over a two-year period and participants of the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.1 million to the RSP and RPP Plans during each of the years ended December 31, 2015, 2014 and 2013.

Casinos Poland is required to contribute 20% of its employees’ salaries to Zaklad Ubezpieczen Spoleczynch (“ZUS”).  ZUS is responsible for collecting and distributing social insurance in Poland. Casinos Poland contributed $1.2 million, $1.5 million and $1.0 million to ZUS during the years ended December 31, 2015, 2014 and 2013, respectively.

-F37-

Operating Lease Commitments– The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $0.9 million,  $0.8 million, and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Following is a summary of operating lease commitments over the next five years:

Amounts in thousands
2016	$217
2017	188
2018	144
2019	125
2020	111
Total	$785

15.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management and Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann’s family trust/foundation, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2015, 2014 and 2013.

-F38-

16.UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2015 and 2014 are as follows:

	For the year ended December 31, 2015
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (1)	3rd Quarter	4th Quarter
Net operating revenue	$30,405	$37,875	$33,526	$32,627
Earnings from operations	2,100	7,839	4,082	2,472
Net earnings	1,497	7,619	3,139	1,254
Net earnings attributable to Century Casinos, Inc. shareholders	1,845	6,597	2,728	739
Basic earnings per share:
Earnings from continuing operations	$0.09	$0.32	$0.17	$0.10
Net earnings attributable to Century Casinos, Inc. shareholders	$0.08	$0.27	$0.11	$0.03
Diluted earnings per share:
Earnings from continuing operations	$0.09	$0.32	$0.17	$0.09
Net earnings attributable to Century Casinos, Inc. shareholders	$0.08	$0.27	$0.11	$0.03

	For the year ended December 31, 2014
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (2)	3rd Quarter	4th Quarter
Net operating revenue	$29,110	$31,555	$28,123	$31,259
Earnings from operations	983	322	715	639
Net earnings (loss)	226	(716)	81	(679)
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	510	156	796	(230)
Basic earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.01	$0.03	$0.03
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.02	$0.01	$0.03	$(0.01)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.01	$0.03	$0.03
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$0.02	$0.01	$0.03	$(0.01)

(1)

In April 2015, operations began at CDR’s casino and racetrack. In June 2015, the Company recorded $3.4 million in net operating revenue and net earnings from the consideration for the early termination of its Oceania and Regent concession agreements.

(2)

In April 2013, the Company purchased an additional 33.3% ownership interest in CPL and began consolidating CPL as a majority-owned subsidiary for which it has a controlling financial interest. The Company recorded a gain on bargain purchase of $2.1 million associated with the purchase.

-F39-

17.SUBSEQUENT EVENTS

The Company evaluated subsequent events and reflect accounting and disclosure requirements related to material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F40-