Form 10-Q
period 2016-03-31
CENTURY CASINOS INC /CO/
filed 2016-05-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

24,431,120 shares of common stock, $0.01 par value per share, were outstanding as of April 27, 2016.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$29,932	$29,366
Receivables, net	2,626	3,279
Prepaid expenses	1,349	997
Inventories	536	529
Deferred income taxes	416	309
Other current assets	35	60
Total Current Assets	34,894	34,540

Property and equipment, net	136,053	131,582
Goodwill	10,799	10,173
Deferred income taxes	5,034	4,834
Casino licenses	3,134	3,028
Trademarks	1,744	1,654
Cost investment	1,000	1,000
Deposits and other	827	272
Total Assets	$193,485	$187,083

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,062	$4,123
Accounts payable	1,322	2,692
Accrued liabilities	6,033	5,619
Accrued payroll	3,843	4,162
Taxes payable	4,290	4,371
Contingent liability (note 8)	2,307	2,180
Deferred income taxes	153	153
Total Current Liabilities	22,010	23,300

Long-term debt, net of current portion and deferred financing costs (note 7)	33,792	32,397
Taxes payable and other	687	630
Deferred income taxes	3,507	3,481
Total Liabilities	59,996	59,808
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,431,120 and 24,414,083 shares issued and outstanding	244	244
Additional paid-in capital	77,551	77,318
Retained earnings	59,452	57,558
Accumulated other comprehensive earnings	(9,336)	(12,704)
Total Century Casinos, Inc. shareholders' equity	127,911	122,416
Non-controlling interest	5,578	4,859
Total Equity	133,489	127,275
Total Liabilities and Equity	$193,485	$187,083

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2016	2015
Operating revenue:
Gaming	$28,160	$28,179
Hotel	444	387
Food and beverage	2,892	2,567
Other	3,040	1,174
Gross revenue	34,536	32,307
Less: Promotional allowances	(2,006)	(1,902)
Net operating revenue	32,530	30,405
Operating costs and expenses:
Gaming	13,355	14,691
Hotel	139	128
Food and beverage	2,574	2,147
General and administrative	11,067	9,528
Depreciation and amortization	2,010	1,811
Total operating costs and expenses	29,145	28,305
Earnings from operations	3,385	2,100
Non-operating income (expense):
Interest income	17	14
Interest expense	(778)	(678)
Gain on foreign currency transactions and other	198	495
Non-operating (expense) income, net	(563)	(169)
Earnings before income taxes	2,822	1,931
Income tax expense	(598)	(434)
Net earnings	2,224	1,497
Net (earnings) loss attributable to non-controlling interests	(330)	348
Net earnings attributable to Century Casinos, Inc. shareholders	$1,894	$1,845

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08
Weighted average shares outstanding - basic	24,436	24,381
Weighted average shares outstanding - diluted	24,662	24,420

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2016	2015

Net earnings	$2,224	$1,497

Other comprehensive income (loss)
Foreign currency translation adjustments	3,757	(5,194)
Other comprehensive income (loss)	3,757	(5,194)
Comprehensive income (loss)	$5,981	$(3,697)

Comprehensive (income) loss attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(330)	348
Foreign currency translation adjustments	(389)	373
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$5,262	$(2,976)

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2015	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings (loss)	0	0	0	0	1,845	1,845	(348)	1,497
Foreign currency translation adjustment	0	0	0	(4,686)	0	(4,686)	(508)	(5,194)
Amortization of stock-based compensation	0	0	388	0	0	388	0	388
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT March 31, 2015	24,381,057	$244	$75,976	$(8,457)	$47,496	$115,259	$3,858	$119,117

BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,704)	$57,558	$122,416	$4,859	$127,275
Net earnings	0	0	0	0	1,894	1,894	330	2,224
Foreign currency translation adjustment	0	0	0	3,368	0	3,368	389	3,757
Amortization of stock-based compensation	0	0	190	0	0	190	0	190
Exercise of stock options	17,037	0	43	0	0	43	0	43
BALANCE AT March 31, 2016	24,431,120	$244	$77,551	$(9,336)	$59,452	$127,911	$5,578	$133,489

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2016	2015

Cash Flows from Operating Activities:
Net earnings	$2,224	$1,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,010	1,811
Loss on disposition of fixed assets	26	122
Unrealized loss on interest rate swaps	5	0
Amortization of stock-based compensation expense	190	388
Amortization of deferred financing costs	28	17
Deferred taxes	(41)	(240)
Changes in Operating Assets and Liabilities:
Receivables, net	716	244
Prepaid expenses and other assets	(833)	703
Accounts payable	(539)	80
Accrued liabilities	245	(1,132)
Inventories	21	106
Other operating liabilities	1	2
Accrued payroll	(440)	(387)
Taxes payable	(350)	(634)
Net cash provided by operating activities	3,263	2,577

Cash Flows used in Investing Activities:
Purchases of property and equipment	(2,245)	(7,164)
Proceeds from disposition of assets	0	61
Net cash used in investing activities	(2,245)	(7,103)
-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2016	2015

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	0	7,707
Principal repayments	(1,183)	(975)
Payment of deferred financing costs	0	(1)
Proceeds from exercise of stock options	43	0
Net cash (used in) provided by financing activities	(1,140)	6,731

Effect of Exchange Rate Changes on Cash	$688	$(1,038)

Increase in Cash and Cash Equivalents	$566	$1,167

Cash and Cash Equivalents at Beginning of Period	$29,366	$24,741
Cash and Cash Equivalents at End of Period	$29,932	$25,908
Supplemental Disclosure of Cash Flow Information:
Interest paid	$712	$180
Income taxes paid	$933	$1,072
Non-Cash Investing Activities:
Purchase of property, plant and equipment on account	$324	$547
Conversion of CDR equity (note 3)	$0	$716

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2016, the Company owned casino operations in North America; held a majority ownership interest in nine casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a  casino in Aruba and provided gaming services in Argentina.

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

The Company currently has a controlling financial interest through its subsidiary Century Casinos Europe GmbH (“CCE”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL is the owner and operator of nine casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

•

The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a  north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% of CDR is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. The casino at CDR opened in April 2015. The 2016 horse racing season is from February to November.

•

The Company owns 75% of Century Bets! Inc. (“CBS” or “Century Bets”). CBS is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS, which is reported as a non-controlling financial interest. CBS began operating the pari-mutuel off-track horse betting network in southern Alberta in May 2015.

The Company has the following concession, management and consulting service agreements:

•

The Company operates 10 ship-based casinos through concession agreements with TUI Cruises and Windstar Cruises. In 2015, the Company amended its concession agreement with TUI Cruises to include its operation of the ship-based casinos onboard Mein Schiff 5 and Mein Schiff 6,  two new 2,500 passenger cruise ships  that are expected to begin operations in the third quarter of 2016 and 2017, respectively. In March 2016, the Company announced that it had signed an agreement with Thomson Cruises to operate the ship-based casino onboard the TUI Discovery, a 2,067 passenger cruise ship that is expected to begin operations in the second quarter of 2016. In addition, the Company signed an agreement with Taihu International Cruise Company and Diamond Cruise International to operate the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship that is expected to begin operations in the second quarter of 2016.

In March 2015, the Company mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate its concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). The Company transitioned operations of the eight ship-based casinos that it operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, the Company received $4.0 million in June 2015 and recorded this on its condensed consolidated statement of earnings (loss) under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the Termination Agreement.

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

•

The Company, through its subsidiary CCE, has a 7.5% ownership interest in Mendoza Central Entretenimientos S.A., an Argentina company (“MCE”).  The shares are reported on the condensed consolidated balance sheet using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. In addition, CCE and MCE have entered into a consulting services agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 for additional information related to MCE.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,
Ending Rates	2016	2015
Canadian dollar (CAD)	1.2971	1.3840
Euros (EUR)	0.8779	0.9209
Polish zloty (PLN)	3.7284	3.9464

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2016	2015	% Change
Canadian dollar (CAD)	1.3732	1.2405	(10.7%)
Euros (EUR)	0.9065	0.8887	(2.0%)
Polish zloty (PLN)	3.9556	3.7236	(6.2%)
Source: Pacific Exchange Rate Service

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. In addition, the FASB has issued two ASUs clarifying the guidance on principal versus agent (ASU 2016-08) and clarifying identifying performance obligations and the licensing implementation guidance (ASU 2016-10). The Company is currently evaluating the impact of adopting these ASUs, including the transition method to be applied; however, the standards are not expected to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2016-09 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

3.CENTURY DOWNS RACETRACK AND CASINO

In November 2012, the Company’s subsidiary CCE signed credit and management agreements with CDR in connection with the development of a  REC project in Balzac, north metropolitan area of Calgary, Alberta, Canada, which the Company operates as Century Downs Racetrack and Casino. On November 29, 2013, CCE and CDR amended the credit agreement. Under the amended credit agreement with CDR, CCE acquired 15% of CDR, manages the operation of CDR and controls the CDR board of directors and managed the development and operation of the REC project. CCE also had the right to convert CAD 11 million of the amounts loaned to CDR into an additional ownership position in CDR of up to 60%. As of November 29, 2013, the Company began consolidating CDR as a minority owned subsidiary for which it has a controlling financial interest and, as a result, the loans between CDR and CCE are considered an intercompany transaction and eliminated upon consolidation.  On March 20, 2015, CCE converted CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As of March 20, 2015, the Company, through its subsidiary, CCE, had a 75% ownership interest in CDR.  Unaffiliated shareholders own the remaining 25% of CDR. The Company accounts for and reports the remaining 25% CDR ownership interest as a non-controlling financial interest.

The REC has the only horse race track in the Calgary area and consists of a 5.5 furlongs (0.7 mile) racetrack, a gaming floor with 544 slot machines,  seven video lottery terminals, a bar, a lounge, restaurant facilities, an off-track-betting area and an entertainment area. The Alberta Gaming and Liquor Commission (“AGLC”) and Horse Racing Alberta (“HRA”) have issued licenses to the REC.  The casino and racetrack opened in April 2015.

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

Horse Racing Alberta

In March 2016, a new 10-year agreement was reached between the Alberta government and HRA. The terms of the agreement between CDR and HRA for the allocation of gross gaming revenue will remain the same for the current year ending December 31, 2016.

4.COST INVESTMENT

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

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of March 31, 2016 include the Edmonton casino property and the CDR and CPL operations. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been  no indications of impairment at the Company’s Edmonton property, CDR or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – December 31, 2015	$3,551	$137	$6,485	$10,173
Effect of foreign currency translation	238	9	379	626
Balance -- March 31, 2016	$3,789	$146	$6,864	$10,799

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- December 31, 2015	$108	$1,546	$1,654
Effect of foreign currency translation	0	90	90
Balance -- March 31, 2016	$108	$1,636	$1,744

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize the trademarks. Rather, the Company tests its trademarks for impairment annually or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to the Century Casinos and Casinos Poland trademarks have been recorded.

Casino Licenses

Casino licenses consist of the following:

	March 31,	December 31,
Amounts in thousands	2016	2015
Casino licenses	$4,392	$4,131
Less: accumulated amortization	(1,258)	(1,103)
Casino licenses, net	$3,134	$3,028

Casinos Poland

Casinos Poland currently has nine casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2015	$730
Amortization	(96)
Effect of foreign currency translation	48
Balance -- March 31, 2016	$682

As of March 31, 2016, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2016	$278
2017	297
2018	93
2019	14
2020	0
$682

Such estimates do not reflect the impact of future foreign exchange rate changes or the renewal of the licenses. The weighted average period before the next renewal is 1.6 years. The casino licenses at both the Lim Center casino in Warsaw and the Katowice casino are set to expire in 2016. The Company intends to apply for the renewal of both licenses and anticipates the cost to renew to be approximately PLN 2.8 million ($0.8 million based on the exchange rate in effect on March 31, 2016).

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from HRA. The licenses were issued in November 2013 pending final approval of the REC project from the AGLC. The AGLC granted the final approval for the licenses in March 2015. The licenses are reported as indefinite lived intangible assets on the Company’s condensed consolidated balance sheets. No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses are as follows:

Amounts in thousands	Century Downs
Balance – December 31, 2015	$2,298
Effect of foreign currency translation	154
Balance -- March 31, 2016	$2,452

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

	For the three months
	ended March 31,
	2016	2015
Amounts in thousands
Hotel	$16	$16
Food and beverage	248	237
	$264	$253

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of March 31, 2016 and December 31, 2015, the outstanding balance of this liability was $0.6 million and $0.7 million, respectively.

7. LONG-TERM DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following:

Amounts in thousands	March 31, 2016	December 31, 2015
Credit agreement - Bank of Montreal	$21,134	$20,419
Credit agreement - Casinos Poland	1,341	1,647
Credit facility - Casinos Poland	0	0
Capital leases - Casinos Poland	7	13
Financing obligation - CDR land lease	15,031	14,087
Capital leases - CDR	590	615
Total principal	$38,103	$36,781
Deferred financing costs	(249)	(261)
Total long-term debt	$37,854	$36,520
Less current portion	(4,062)	(4,123)
Long-term portion	$33,792	$32,397

Interest Rates

•	Consolidated - The consolidated weighted average interest rate on all Company debt was 8.43% for the three months ended March 31, 2016.
•

Bank of Montreal (“BMO”) - Borrowings bear interest at fixed rates or at BMO’s floating rate plus a margin. The Company’s two interest rate swap agreements are set at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The Company pays a floating interest rate on its remaining borrowings under the BMO Credit Agreement, and the current interest rate is approximately 3.47%.

•	Casinos Poland - The Company paid a weighted average interest rate of 4.56% on its borrowings under the CPL loan agreements for the three months ended March 31, 2016.
•

Century Downs – The Company paid a weighted average interest rate of 8.06% on its CDR lease agreements for the three months ended March 31, 2016.  The weighted-average interest rate on the CDR land lease was  14.75% for the three months ended March 31, 2016.

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with BMO (the “BMO Credit Agreement”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million. As of March 31, 2016, the Company had borrowed CAD 33.9 million, of which the outstanding balance was CAD 27.4 million ($21.1 million based on the exchange rate in effect on March 31, 2016) and the Company had approximately CAD 5.2 million ($4.0 million based on the exchange rate in effect on March 31, 2016) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to CDR. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on March 31, 2016 and 2015) were recorded as general and administrative expense in the condensed consolidated statement of earnings for each of the three months ended March 31, 2016 and March 31, 2015. The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2016.

In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s BMO Credit Agreement. The notional amount for each of the interest rate swap agreements was CAD 10.1 million ($7.8 million based on the exchange rate in effect on March 31, 2016).  The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statement of earnings.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended March 31, 2016 and 2015. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of March 31, 2016, CPL had debt totaling PLN 5.0 million ($1.3 million based on the exchange rate in effect on March 31, 2016) under two credit agreements and three capital lease agreements. CPL also had a credit facility that had no outstanding balance as of March 31, 2016.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of March 31, 2016, the amount outstanding on the term loan was PLN 3.2 million ($0.9 million based on the exchange rate in effect on March 31, 2016). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2016.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of March 31, 2016, the amount outstanding on the term loan was PLN 1.8 million ($0.5 million based on the exchange rate in effect on March 31, 2016). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of March 31, 2016.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of March 31, 2016, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($3.0 million based on the exchange rate in effect on March 31, 2016) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of March 31, 2016.

CPL’s remaining debt consists of three capital lease agreements for various vehicles. As of March 31, 2016, the amount outstanding was less than PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2016).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on March 31, 2016). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.3 million in deposits for this purpose as of March 31, 2016. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

As of March 31, 2016, CDR had debt totaling CAD 20.3 million ($15.6 million based on the exchange rate in effect on March 31, 2016). The debt includes CDR’s land lease and four capital lease agreements.

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2016, the outstanding balance on the financing obligation was CAD 19.5 million ($15.0 million based on the exchange rate in effect on March 31, 2016) and the implicit interest rate was 10.0%.

CDR’s remaining debt consists of four capital lease agreements for equipment used in the operation of CDR. As of March 31, 2016, the amount outstanding was CAD 0.8 million ($0.6 million based on the exchange rate in effect on March 31, 2016).

As of March 31, 2016, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Century Downs	Casinos Poland	Total
2016	$1,958	$197	$1,106	$3,261
2017	2,611	274	242	3,127
2018	2,611	79	0	2,690
2019	13,954	26	0	13,980
2020	0	9	0	9
Thereafter	0	15,036	0	15,036
Total	$21,134	$15,621	$1,348	$38,103

8.COMMITMENTS AND CONTINGENCIES

Litigation

Casinos Poland

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers.  The Polish IRS has conducted tax audits for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011.

On March 9, 2016, CPL received an oral decision from the Supreme Administrative Court for the tax periods of December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011. The court found in favor of the Polish IRS. CPL expects to receive the written decision from the court in the second quarter of 2016. As previously disclosed, CPL paid the Polish IRS a total of PLN 3.6  ($1.2 million) for the taxes and interest owed in connection with these tax audits in December 2012 and December 2013.

For the tax period from January 1, 2009 to December 31, 2009, after further proceedings and appeals between CPL and the Polish IRS, the Voivodship Administrative Court found in favor of CPL in October 2015 on procedural grounds that the prior tax proceedings were not conducted by the appropriate taxing authority. However, the court also found that CPL’s tax records for 2009 remain open for audit by a different tax authority. CPL appealed this decision to the Supreme Administrative Court in December 2015 and expects a decision in 2018. CPL paid PLN 2.8 million ($0.9 million) to the Polish IRS in December 2014 for taxes and interest owed in connection with this tax audit.

The statute of limitations for the Polish IRS to begin a tax audit is five years. The statute of limitations for the period from January 1, 2010 to November 30, 2010 ended on December 31, 2015 without a tax audit and as a result the Company adjusted the liability to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015. The adjustment was recorded as gain on foreign currency transactions and other on the Company’s consolidated statement of earnings (loss) during the fourth quarter of the year ended December 31, 2015.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2016 is estimated at PLN 8.6 million ($2.3 million based on the exchange rate in effect on March 31, 2016). Management is continuing to assess the impact of the outcome of the decisions relating to the Polish IRS tax audits for December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 as it relates to future tax years that have not been audited. The impact may be material to the Company’s consolidated financial statements.

The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2016 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2016.  The decision rendered by the Supreme Administrative Court in March 2016 and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2016.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.  Management is currently evaluating the impact these matters may have on the Company’s payroll costs and related withholdings in Poland for future periods.   Any changes to the Company’s payroll and withholding processes will be evaluated and implemented if required after a final written decision is rendered by the Supreme Administrative Court and thereafter as management deems necessary.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2016, the Company recognized income tax expense of $0.6 million on pre-tax income of $2.8 million, representing an effective income tax rate of 21.2% compared to an income tax expense of $0.4 million on pre-tax income of $1.9 million, representing an effective income tax rate of 22.5% for the same period in 2015.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. The Company’s effective tax rate is lower because there is a lower statutory tax rate in the countries where the Company pays taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for the Company’s Canadian and Polish operations due to exchange rate benefits. The effective tax rate in Canada is also impacted by the fair value measurement of the interest rate swap agreements for the Company’s Edmonton property. The Company continues to maintain a full valuation allowance on all of its U.S. deferred tax assets and on certain Canadian deferred tax assets.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2016	2015
Weighted average common shares, basic	24,436	24,381
Dilutive effect of stock options	226	39
Weighted average common shares, diluted	24,662	24,420

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2016	2015
Stock options	35	1,475

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(218)	$0	$0	$(194)	$0

(1) See “Derivative Instruments Reporting” below for detailed information regarding the Company's interest rate swap agreements.

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

Long-Term Debt – The carrying value of the Company’s long-term debt approximates fair value because it bears interest at the lender’s variable rate for the debt related to the BMO Credit Agreement, the CPL credit agreements and CPL credit facility as of March 31, 2016 and December 31, 2015. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy due to quoted prices in active markets for similar liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. As of March 31, 2016,  the Company had two interest rate swap agreements, each with a notional amount of CAD 10.1 million ($7.8 million based on the exchange rate in effect on March 31, 2016) at a fixed CDOR rate of 3.92% and 3.89%, respectively, which were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
Derivatives not designated as	Income Statement	For the three months ended March 31,
ASC 815 hedges	Classification	2016	2015
Interest Rate Swaps	Interest Expense	$151	$0

There were no derivative instruments for the three months ended March 31, 2015.

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of March 31, 2016			As of December 31, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(76)	$0	$(76)	$(86)	$0	$(86)
Interest rate swaps - non-current	Taxes payable and other	(142)	0	(142)	(108)	0	(108)
Total derivative liabilities		$(218)	$0	$(218)	$(194)	$0	$(194)

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

The following tables provide information regarding the Company’s segments for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$12,298	$7,080	$12,264	$888	$32,530

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,648	$543	$666	$(963)	$1,894
Interest expense (income), net	749	0	15	(3)	761
Income taxes (benefit)	444	333	267	(446)	598
Depreciation and amortization	697	626	602	85	2,010
Non-controlling interest	(2)	0	332	0	330
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and other	(20)	0	(200)	22	(198)
Loss on disposition of fixed assets	2	2	22	0	26
Adjusted EBITDA	$3,518	$1,504	$1,704	$(1,115)	$5,611

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended March 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$8,445	$6,793	$13,534	$1,633	$30,405

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,138	$476	$781	$(1,550)	$1,845
Interest expense (income), net	632	0	35	(3)	664
Income taxes (benefit)	348	369	248	(531)	434
Depreciation and amortization	418	634	610	149	1,811
Non-controlling interest	(739)	0	391	0	(348)
Non-cash stock-based compensation	0	0	0	388	388
(Gain) loss on foreign currency transactions and other	(164)	0	(333)	2	(495)
Loss on disposition of fixed assets	0	0	122	0	122
Acquisition costs	36	0	0	(36)	0
Preopening expenses	345	0	0	0	345
Adjusted EBITDA	$3,014	$1,479	$1,854	$(1,581)	$4,766

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We view each property as a separate operating segment and aggregate all such properties into three reportable segments based on the geographical locations in which our casinos operate: Canada, United States and Poland. We have additional business activities including concession, management and consulting agreements and certain other corporate and management operations that we report as Corporate and Other.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed by us through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and is the owner and operator of nine casinos throughout Poland with a total of 505 slot machines and 81 tables. The following table summarizes the Polish cities in which CPL operated as of March 31, 2016, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	25
Warsaw	LIM Center	66	4
Krakow	Dwor Kosciuszko Hotel	58	8
Lodz	Manufaktura Entertainment Complex	58	9
Wroclaw	HP Park Plaza Hotel	69	12
Poznan	Hotel Andersia	57	9
Katowice	Altus Building	70	9
Sosnowiec*	Sosnowiec City Center	10	1
Plock	Hotel Plock	47	4

*Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis in February 2015, and we expect the casino will continue limited operations until its gaming license expires in May 2017.

•

We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR’s casino and racetrack opened in April 2015. Century Downs is the only horse race track in the Calgary area and is located less than one-mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The 2016 horse racing season is from February to November.

•

We have a 75% ownership interest in CBS and we consolidate CBS as a majority-owned subsidiary for which we have a controlling financial interest. RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS began operating the pari-mutuel network in May 2015. The pari-mutuel network consists of the sourcing of common pool pari-mutuel wagering content and live video to off-track betting parlors throughout southern Alberta.

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

We operate 10 ship-based casinos through concession agreements with TUI Cruises and Windstar Cruises. As of March 31, 2016, we had a total of 155 slot machines and 22 tables onboard the 10 cruise ships where we operated casinos. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of March 31, 2016, and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	7	3
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2

In September 2015, we amended our concession agreement with TUI Cruises to include our operation of the ship-based casinos onboard Mein Schiff 5 and Mein Schiff 6, two new 2,500 passenger cruise ships that are scheduled to begin operations in the third quarter of 2016 and 2017, respectively. In March 2016, we announced that we had signed an agreement with Thomson Cruises to operate the ship-based casino onboard the TUI Discovery, a 2,067 passenger cruise ship that is expected to begin operations in the second quarter of 2016. In addition, we signed an agreement with Taihu International Cruise Company and Diamond Cruise International to operate the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship that is expected to begin operations in the second quarter of 2016. In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015.

In March 2015, we entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter.

•	We have a long-term management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which we receive a monthly management fee.

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

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2016	2015	% Change
Canadian dollar (CAD)	1.3732	1.2405	(10.7%)
Euros (EUR)	0.9065	0.8887	(2.0%)
Polish zloty (PLN)	3.9556	3.7236	(6.2%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,
Amounts in thousands	2016	2015	Change	% Change
Gaming Revenue	$28,160	$28,179	$(19)	(0.1%)
Hotel Revenue	444	387	57	14.7%
Food and Beverage Revenue	2,892	2,567	325	12.7%
Other Revenue	3,040	1,174	1,866	158.9%
Gross Revenue	34,536	32,307	2,229	6.9%
Less Promotional Allowances	(2,006)	(1,902)	104	5.5%
Net Operating Revenue	32,530	30,405	2,125	7.0%
Gaming Expenses	(13,355)	(14,691)	(1,336)	(9.1%)
Hotel Expenses	(139)	(128)	11	8.6%
Food and Beverage Expenses	(2,574)	(2,147)	427	19.9%
General and Administrative Expenses	(11,067)	(9,528)	1,539	16.2%
Total Operating Costs and Expenses	(29,145)	(28,305)	840	3.0%
Earnings from Operations	3,385	2,100	1,285	61.2%
Non-Controlling Interest	(330)	348	(678)	(194.8%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,894	1,845	49	2.7%
Adjusted EBITDA	$5,611	$4,766	$845	17.7%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.08	$0.08	$0.00	0.0%
Diluted Earnings Per Share	$0.08	$0.08	$0.00	0.0%

Factors that impact comparability between periods include the following:

•

In March 2015, we acquired an additional 60% ownership interest in CDR through the conversion of CAD 11 million in loans we made to CDR. We now own 75% of CDR. The non-controlling interest in CDR was 85% through March 19, 2015, and 25% beginning as of March 20, 2015. The casino and racetrack at Century Downs began operating in April 2015. Century Downs contributed no net operating revenue and less than $0.1 million in net earnings for the quarter ended March 31, 2015 and $3.6 million in net operating revenue and $0.6 million in net earnings for the quarter ended March 31, 2016 and is reported in the Canada reportable segment.

•

Century Bets began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in Century Bets. Century Bets contributed $0.1 million in net operating revenue and less than ($0.1) million in net losses for the quarter ended March 31, 2015 and $1.0 million in net operating revenue and ($0.3) million in net losses for the quarter ended March 31, 2016 and is reported in the Canada reportable segment.

Net operating revenue increased by $2.1 million, or 7.0%,  for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Canada increased by $3.9 million, or 45.6%.
•	United States increased by $0.3 million, or 4.2%.
•	Poland decreased by ($1.3) million, or (9.4%).
•	Corporate and other decreased by ($0.7) million, or (45.6%).

Operating costs and expenses increased by $0.8 million, or 3.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Following is a breakout of total operating costs and expenses by segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Canada increased by $3.2 million, or 52.2%.
•	United States increased by $0.3 million, or 4.3%.
•	Poland decreased by ($1.2) million, or (9.9%).
•	Corporate and other decreased by ($1.4) million, or (38.7%).

Earnings from operations increased by $1.3 million, or 61.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Canada increased by $0.6 million, or 27.3%.
•	United States remained constant.
•	Poland remained constant.
•	Corporate and other increased by $0.7 million, or 33.2%.

Net earnings remained constant for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

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

Management believes that Adjusted EBITDA is a valuable measure of the relative performance of the Company and its properties. The gaming industry commonly uses Adjusted EBITDA as a method of arriving at the economic value of a casino operation. Management uses Adjusted EBITDA to evaluate and forecast the operating performance of the Company and its properties as well as to compare results of current periods to prior periods. Management believes that presenting Adjusted EBITDA to investors provides them with information used by management for financial and operational decision making in order to understand the Company’s operating performance and evaluate the methodology used by management to evaluate and measure such performance. Management believes that using Adjusted EBITDA is a useful way to compare the relative operating performance of separate reporting segments by eliminating the above mentioned items associated with the varying levels of capital expenditures for infrastructure required to generate revenue, and the often high cost of acquiring existing operations. Our computation of Adjusted EBITDA may be different from, and therefore may not be comparable to, similar measures used by other companies within the gaming industry.

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended March 31, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,648	$543	$666	$(963)	$1,894
Interest expense (income), net	749	0	15	(3)	761
Income taxes (benefit)	444	333	267	(446)	598
Depreciation and amortization	697	626	602	85	2,010
Non-controlling interest	(2)	0	332	0	330
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and other	(20)	0	(200)	22	(198)
Loss on disposition of fixed assets	2	2	22	0	26
Adjusted EBITDA	$3,518	$1,504	$1,704	$(1,115)	$5,611

	For the Three Months Ended March 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$2,138	$476	$781	$(1,550)	$1,845
Interest expense (income), net	632	0	35	(3)	664
Income taxes (benefit)	348	369	248	(531)	434
Depreciation and amortization	418	634	610	149	1,811
Non-controlling interest	(739)	0	391	0	(348)
Non-cash stock-based compensation	0	0	0	388	388
(Gain) loss on foreign currency transactions and other	(164)	0	(333)	2	(495)
Loss on disposition of fixed assets	0	0	122	0	122
Acquisition costs	36	0	0	(36)	0
Preopening expenses	345	0	0	0	345
Adjusted EBITDA	$3,014	$1,479	$1,854	$(1,581)	$4,766

Reportable Segments

The following discussion provides further detail of consolidated results by segment.

Canada
	For the three months
	ended March 31,
Amounts in thousands	2016	2015	Change	% Change
Gaming	$7,996	$5,850	$2,146	36.7%
Hotel	143	179	(36)	(20.1%)
Food and Beverage	2,001	1,751	250	14.3%
Other	2,316	885	1,431	161.7%
Gross Revenue	12,456	8,665	3,791	43.8%
Less Promotional Allowances	(158)	(220)	(62)	(28.2%)
Net Operating Revenue	12,298	8,445	3,853	45.6%
Gaming Expenses	(2,550)	(1,996)	554	27.8%
Hotel Expenses	(46)	(47)	(1)	(2.1%)
Food and Beverage Expenses	(1,625)	(1,251)	374	29.9%
General and Administrative Expenses	(4,561)	(2,518)	2,043	81.1%
Total Operating Costs and Expenses	(9,479)	(6,230)	3,249	52.2%
Earnings from Operations	2,819	2,215	604	27.3%
Non-Controlling Interest	2	739	(737)	(99.7%)
Net Earnings	1,648	2,138	(490)	(22.9%)
Adjusted EBITDA	$3,518	$3,014	$504	16.7%

Three Months Ended March 31, 2016 and 2015

The increased revenue and expenses in our Canada segment primarily relate to the operations of Century Downs and Century Bets. Century Downs began operations in April 2015 and Century Bets began operations in May 2015.

Results in U.S. dollars were impacted by a 10.7% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The following discussion highlights results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue Highlights

	In local currency		In U.S. dollars
•	Gaming revenue at Century Downs was CAD 3.7 million, food and beverage revenue was CAD 0.6 million and other revenue was CAD 0.6 million.	•	Gaming revenue at Century Downs was $2.7 million, food and beverage revenue was $0.4 million and other revenue was $0.5 million.
•	Other revenue at Century Bets increased by CAD 1.4 million due to the operation of the southern Alberta pari-mutuel network for the three months ended March 31, 2016.	•	Other revenue at Century Bets increased by $1.0 million.
•	Gaming revenue at Edmonton increased by CAD 0.1 million, or 2.1%, due to increased table game revenue, and food and beverage revenue increased by CAD 0.1 million, or 3.5%.	•	Gaming revenue at Edmonton decreased by ($0.3) million, or (7.6%), and food and beverage revenue decreased by ($0.1) million, or (6.5%).

Revenue Highlights continued

	In local currency		In U.S. dollars
•

Gaming revenue at Calgary decreased by (CAD 0.1) million, or (5.9%), due to decreased slot revenue. The decreased slot revenue is due to a downturn in the Calgary economy related to the downturn in the energy industry. In addition, food and beverage revenue decreased (CAD 0.1) million, or (9.9%). These decreases in revenue were offset by decreased promotional allowances of CAD 0.1 million, or 143.0%.

•

Gaming revenue at Calgary decreased by ($0.2) million, or (14.8%), and food and beverage revenue decreased by ($0.1) million, or (18.4%). These decreases in revenue were offset by decreased promotional allowances of $0.1 million, or 134.8%.

Operating Expense Highlights

	In local currency		In U.S. dollars
•

Operating expenses at Century Downs increased by CAD 2.6 million as a result of the casino being operational for the three months ended March 31, 2016 as opposed to having expenses related to preopening the casino for the three months ended March 31, 2015.

		•	Century Downs operating expenses increased by $1.9 million.
•	Operating expenses at Century Bets increased by CAD 2.2 million as a result of operating the southern Alberta pari-mutuel network for the three months ended March 31, 2016.	•	Century Bets operating expenses increased by $1.6 million.
•	Operating expenses at Edmonton increased by CAD 0.3 million, or 6.8%, due to increased operating expenses related to gaming and food and beverage.	•	Operating expenses at Edmonton decreased by ($0.1) million, or (3.5%).
•	Operating expenses at Calgary remained constant.	•	Operating expenses at Calgary decreased by ($0.1) million, or (7.2%).

Additional Items Impacting Net Income

	In local currency		In U.S. dollars
•	Interest expense increased by CAD 0.2 million, or 31.9%, related to long-term debt at Edmonton and Century Downs.	•	Interest expense increased by $0.1 million, or 18.3%.
•	Foreign currency losses at all Canadian properties decreased by CAD 1.1 million, or 103.1%.	•	Foreign currency losses at all Canadian properties increased by $0.1 million, or 87.8%.
•	Income tax expense increased by CAD 0.2 million, or 35.2%.	•	Income tax expense increased by $0.1 million, or 27.6%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months
	ended March 31,
Amounts in thousands	2016	2015	Change	% Change
Gaming	$7,638	$7,488	$150	2.0%
Hotel	301	208	93	44.7%
Food and Beverage	751	688	63	9.2%
Other	87	69	18	26.1%
Gross Revenue	8,777	8,453	324	3.8%
Less Promotional Allowances	(1,697)	(1,660)	37	2.2%
Net Operating Revenue	7,080	6,793	287	4.2%
Gaming Expenses	(3,120)	(3,015)	105	3.5%
Hotel Expenses	(93)	(81)	12	14.8%
Food and Beverage Expenses	(561)	(534)	27	5.1%
General and Administrative Expenses	(1,804)	(1,684)	120	7.1%
Total Operating Costs and Expenses	(6,204)	(5,948)	256	4.3%
Earnings from Operations	876	845	31	3.7%
Net Earnings	543	476	67	14.1%
Adjusted EBITDA	$1,504	$1,479	$25	1.7%

Three Months Ended March 31, 2016 and 2015

The following discussion highlights results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Market Share Highlights

•	The Central City market increased by 5.8% and our property’s share of the Central City market was 27.8%, a decrease of 5.2% compared to the three months ended March 31, 2015.
•	The Cripple Creek market increased by 5.1% and our property’s share of the Cripple Creek market was 9.8%, a decrease of 1.1% compared to the three months ended March 31, 2015.

Revenue Highlights

•	Net operating revenue at Central City increased by $0.1 million, or 2.7%, due to increased revenue in all categories.
•

Net operating revenue at Cripple Creek increased by $0.2 million, or 6.7%, due to increased gaming revenue primarily from slot machines of $0.1 million, or 4.4%, and increased hotel revenue of $0.1 million, or 70.2%.

Operating Expense Highlights

•	Operating expenses at Central City increased by $0.2 million, or 4.8%, due to increased gaming related expenses, payroll expenses and general and administrative expenses.
•	Operating expenses at Cripple Creek increased by $0.1 million, or 3.6%, due to increased gaming related expenses.

Additional Items Impacting Net Income

•	Income tax expense decreased by less than $0.1 million, or 9.8%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,
Amounts in thousands	2016	2015	Change	% Change
Gaming	$12,128	$13,410	$(1,282)	(9.6%)
Food and Beverage	140	128	12	9.4%
Other	147	18	129	716.7%
Gross Revenue	12,415	13,556	(1,141)	(8.4%)
Less Promotional Allowances	(151)	(22)	129	586.4%
Net Operating Revenue	12,264	13,534	(1,270)	(9.4%)
Gaming Expenses	(7,401)	(8,398)	(997)	(11.9%)
Food and Beverage Expenses	(388)	(362)	26	7.2%
General and Administrative Expenses	(2,793)	(3,042)	(249)	(8.2%)
Total Operating Costs and Expenses	(11,184)	(12,412)	(1,228)	(9.9%)
Earnings from Operations	1,080	1,122	(42)	(3.7%)
Non-Controlling Interest	(332)	(391)	59	15.1%
Net Earnings	666	781	(115)	(14.7%)
Adjusted EBITDA	$1,704	$1,854	$(150)	(8.1%)

Three Months Ended March 31, 2016 and 2015

Results in U.S. dollars were impacted by a 6.2% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The following discussion highlights results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue Highlights

	In local currency		In U.S. dollars
•	Gaming revenue decreased by PLN (1.9) million, or (3.9%), due to decreased table revenue of PLN (9.0) million, offset by increased slot revenue of PLN 7.1 million.		Gaming revenue decreased by ($1.3) million, or (9.6%).
•	Other revenue increased by PLN 0.5 million, or 775.8%.		Other revenue increased by $0.1 million, or 716.7%.
•	Promotional allowances increased by PLN 0.5 million, or 604.7%.		Promotional allowances increased by $0.1 million, or 586.4%.

Operating Expense Highlights

	In local currency		In U.S. dollars
•	Operating expenses decreased by PLN (2.0) million, or (4.3%), due to decreased gaming related expenses.	•	Operating expenses decreased by ($1.2) million, or (9.9%).

Additional Items Impacting Net Income

	In local currency		In U.S. dollars
•	Interest expense decreased by PLN 0.1 million, or 60.9%.	•	Interest expense decreased by less than $0.1 million, or 62.2%.
•	Foreign currency losses decreased by less than PLN 0.1 million, or 19.5%.	•	Foreign currency losses increased by $0.1 million, or 39.9%.
•	Income tax expense increased by PLN 0.1 million, or 15.4%.	•	Income tax expense remained constant.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers.  The Polish IRS has conducted tax audits for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. On March 9, 2016, CPL received an oral decision from the Supreme Administrative Court for the tax periods of December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011. The court found in favor of the Polish IRS. CPL expects to receive the written decision from the court in the second quarter of 2016. See Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this report.

Corporate and Other
	For the three months
	ended March 31,
Amounts in thousands	2016	2015	Change	% Change
Gaming	$398	$1,431	$(1,033)	(72.2%)
Other	490	202	288	142.6%
Net Operating Revenue	888	1,633	(745)	(45.6%)
Gaming Expenses	(284)	(1,282)	(998)	(77.8%)
General and Administrative Expenses	(1,909)	(2,284)	(375)	(16.4%)
Total Operating Costs and Expenses	(2,278)	(3,715)	(1,437)	(38.7%)
Losses from Operations	(1,390)	(2,082)	(692)	(33.2%)
Net Loss	(963)	(1,550)	(587)	(37.9%)
Adjusted EBITDA	$(1,115)	$(1,581)	$(466)	(29.5%)

Three Months Ended March 31, 2016 and 2015

We terminated our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian during the second quarter of 2015. We also entered into a consulting agreement with Norwegian effective June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million that is payable in eight quarterly installments of $250,000 that commenced in July 2015.

The following discussion highlights results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue Highlights

•

Net operating revenue decreased by ($0.7) million, or (45.6%), due to decreased gaming revenue of ($1.0) million as a result of the termination of the concession agreements with Oceania and Regent, offset by consulting revenue from Norwegian of $0.3 million.

Operating Expense Highlights

•

Operating expenses decreased by ($1.4) million, or (38.7%), due to decreased cruise ship related expenses of ($1.0) million as a result of the termination of the concession agreements with Oceania and Regent, decreased stock compensation expense of ($0.2) million and decreased corporate expenses of ($0.2) million.

Additional Items Impacting Net Income

•	Income tax expense decreased by ($0.1) million, or (16.0%).

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,
Amounts in thousands	2016	2015	$ Change	% Change
Interest Income	$17	$14	$3	21.4%
Interest Expense	(778)	(678)	100	14.7%
Gain on Foreign Currency Transactions and Other	198	495	(297)	(60.0%)
Non-Operating (Expense)	$(563)	$(169)	$394	233.1%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), the fair value adjustments for our interest rate swap agreements, our CPL borrowings, and interest expense related to CDR’s land lease and capital lease agreements. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2016, we recognized income tax expense of $0.6 million on pre-tax income of $2.8 million, representing an effective income tax rate of 21.2% compared to an income tax expense of $0.4 million on pre-tax income of $1.9 million, representing an effective income tax rate of 22.5% for the same period in 2015.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. Our effective tax rate is lower because there is a lower statutory tax rate in the countries where we pay taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for our Canadian and Polish operations due to exchange rate benefits. The effective tax rate in Canada also is impacted by the fair value measurement of the interest rate swap agreements for our Edmonton property. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets and on certain Canadian deferred tax assets.

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

As of March 31, 2016, our total debt under the bank borrowings and other agreements was $37.9 million, of which $33.8 million was long-term debt net of $0.2 million related to deferred financing costs and  $4.1 million was short-term debt. Net debt, which is total debt minus cash and cash equivalents, was $7.9 million as of March 31, 2016.  For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in this report.

The following table lists the amount of 2016 maturities of our debt:

Amounts in thousands
Bank of Montreal	Century Downs	Casinos Poland	Total
$1,958	$197	$1,106	$3,261

The short-term debt relates to payments due within one year under our BMO Credit Agreement, CDR’s four capital lease agreements and CPL’s two credit agreements and three capital lease agreements.  We intend to repay the short-term debt obligations with available cash.

Cash Flows

Cash and cash equivalents totaled $29.9 million at March 31, 2016, and we had working capital (current assets minus current liabilities) of $12.9 million compared to cash and cash equivalents of $29.4 million and working capital of $11.2 million at December 31, 2015.  The increase in cash and cash equivalents from December 31, 2015 is due to $3.3 million of net cash provided by operating activities, less than $0.1 million from the exercise of stock options and $0.7 million in exchange rate changes. The cash provided by these activities was offset by $2.2 million used to purchase property and equipment and $1.2 million used for principal repayments on our long-term debt.

Net cash provided by operating activities was $3.3 million for the three months ended March 31, 2016 and $2.6 million for the three months ended March 31, 2015. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $2.2 million for the three months ended March 31, 2016 consisted of $1.1 million in various projects for Century Downs including construction of a second barn and parking lots and landscaping, $0.3 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for our Cripple Creek property, $0.1 million to purchase new slot machines for our Central City property, $0.2 million to purchase new slot machines for Casinos Poland and $0.4 million in other fixed asset additions at our properties.

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

Net cash used in financing activities of $1.1 million for the three months ended March 31, 2016 consisted of $1.2 million of principal repayments on our long-term debt, offset by less than $0.1 million received from the exercise of stock options.

Net cash provided by financing activities of $6.7 million for the three months ended March 31, 2015 consisted of $6.7 million cash received under various loan agreements net of principal repayments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2016. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2016. The repurchase program has no set expiration or termination date.

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

We believe that our cash at March 31, 2016, as supplemented by cash flows from operations, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $25.4 million of our total $29.9 million in cash and cash equivalents at March 31, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2016. There were no repurchases of common stock during the three months ended March 31, 2016.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 6, 2016

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