Form 10-Q
period 2016-06-30
CENTURY CASINOS INC /CO/
filed 2016-08-05
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

24,434,571 shares of common stock, $0.01 par value per share, were outstanding as of July 27, 2016.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$31,267	$29,366
Receivables, net	3,059	3,279
Prepaid expenses	1,351	997
Inventories	552	529
Deferred income taxes	421	309
Other current assets	40	60
Total Current Assets	36,690	34,540

Property and equipment, net	135,056	131,582
Goodwill	10,382	10,173
Deferred income taxes	5,068	4,834
Casino licenses	3,016	3,028
Trademarks	1,648	1,654
Cost investment	1,000	1,000
Deposits and other	1,288	272
Total Assets	$194,148	$187,083

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,790	$4,123
Accounts payable	1,991	2,692
Accrued liabilities	6,366	5,619
Accrued payroll	3,917	4,162
Taxes payable	3,199	4,371
Contingent liability (note 8)	2,171	2,180
Deferred income taxes	153	153
Total Current Liabilities	21,587	23,300

Long-term debt, net of current portion and deferred financing costs (note 7)	33,159	32,397
Taxes payable and other	702	630
Deferred income taxes	3,628	3,481
Total Liabilities	59,076	59,808
Commitments and Contingencies

See notes to condensed consolidated financial statements.

Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,434,571 and 24,414,083 shares issued and outstanding	244	244
Additional paid-in capital	77,745	77,318
Retained earnings	61,700	57,558
Accumulated other comprehensive earnings	(10,262)	(12,704)
Total Century Casinos, Inc. shareholders' equity	129,427	122,416
Non-controlling interest	5,645	4,859
Total Equity	135,072	127,275
Total Liabilities and Equity	$194,148	$187,083

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2016	2015	2016	2015
Operating revenue:
Gaming	$30,901	$30,470	$59,060	$58,649
Hotel	490	400	935	787
Food and beverage	3,028	3,218	5,920	5,785
Termination of concession agreements	0	3,365	0	3,365
Other	2,988	2,595	6,028	3,769
Gross revenue	37,407	40,048	71,943	72,355
Less: Promotional allowances	(2,206)	(2,173)	(4,212)	(4,076)
Net operating revenue	35,201	37,875	67,731	68,279
Operating costs and expenses:
Gaming	14,251	14,206	27,616	28,895
Hotel	134	139	273	267
Food and beverage	2,659	2,834	5,222	4,981
General and administrative	11,499	10,967	22,569	20,494
Depreciation and amortization	2,117	1,890	4,127	3,702
Total operating costs and expenses	30,660	30,036	59,807	58,339
Earnings from operations	4,541	7,839	7,924	9,940
Non-operating income (expense):
Interest income	14	1	31	15
Interest expense	(802)	(1,034)	(1,580)	(1,712)
Gain on foreign currency transactions and other	1,560	407	1,758	902
Non-operating income (expense), net	772	(626)	209	(795)
Earnings before income taxes	5,313	7,213	8,133	9,145
Income tax (expense) benefit	(987)	406	(1,584)	(29)
Net earnings	4,326	7,619	6,549	9,116
Net earnings attributable to non-controlling interests	(2,077)	(1,022)	(2,407)	(674)
Net earnings attributable to Century Casinos, Inc. shareholders	$2,249	$6,597	$4,142	$8,442

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.09	$0.27	$0.17	$0.35
Diluted	$0.09	$0.27	$0.17	$0.35
Weighted average shares outstanding - basic	24,432	24,386	24,445	24,384
Weighted average shares outstanding - diluted	24,548	24,428	24,616	24,424

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2016	2015	2016	2015

Net earnings	$4,326	$7,619	$6,549	$9,116

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,309)	1,055	2,447	(4,139)
Other comprehensive (loss) income	(1,309)	1,055	2,447	(4,139)
Comprehensive income	$3,017	$8,674	$8,996	$4,977

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,077)	(1,022)	(2,407)	(674)
Foreign currency translation adjustments	383	(109)	(5)	399
Comprehensive income attributable to Century Casinos, Inc. shareholders	$1,323	$7,543	$6,584	$4,702

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2015	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	8,442	8,442	674	9,116
Foreign currency translation adjustment	0	0	0	(3,740)	0	(3,740)	(399)	(4,139)
Amortization of stock-based compensation	0	0	807	0	0	807	0	807
Distribution to non-controlling interest	0	0	0	0	0	0	(490)	(490)
Exercise of stock options	16,250	0	83	0	0	83	0	83
Conversion of CDR equity (note 3)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT June 30, 2015	24,397,307	$244	$76,478	$(7,511)	$54,093	$123,304	$4,499	$127,803

BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,704)	$57,558	$122,416	$4,859	$127,275
Net earnings	0	0	0	0	4,142	4,142	2,407	6,549
Foreign currency translation adjustment	0	0	0	2,442	0	2,442	5	2,447
Amortization of stock-based compensation	0	0	381	0	0	381	0	381
Distribution to non-controlling interest	0	0	0	0	0	0	(1,626)	(1,626)
Exercise of stock options	20,488	0	46	0	0	46	0	46
BALANCE AT June 30, 2016	24,434,571	$244	$77,745	$(10,262)	$61,700	$129,427	$5,645	$135,072

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2016	2015

Cash Flows from Operating Activities:
Net earnings	$6,549	$9,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,127	3,702
Loss on disposition of fixed assets	37	146
Unrealized loss on interest rate swaps	23	173
Amortization of stock-based compensation expense	381	807
Amortization of deferred financing costs	57	62
Deferred taxes	(197)	(1,810)
Changes in Operating Assets and Liabilities:
Receivables, net	278	(2,062)
Prepaid expenses and other assets	(847)	1,467
Accounts payable	(257)	(570)
Accrued liabilities	717	(797)
Inventories	2	30
Other operating assets	(489)	0
Other operating liabilities	3	4
Accrued payroll	(296)	(248)
Taxes payable	(1,209)	(1,452)
Contingent liability payment	0	(159)
Net cash provided by operating activities	8,879	8,409

Cash Flows used in Investing Activities:
Purchases of property and equipment	(3,805)	(12,958)
Proceeds from disposition of assets	10	696
Net cash used in investing activities	(3,795)	(12,262)
-	Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months
	ended June 30,
Amounts in thousands	2016	2015

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	379	11,243
Principal repayments	(2,426)	(2,271)
Distribution to non-controlling interest	(1,626)	(490)
Proceeds from exercise of stock options	46	83
Net cash (used in) provided by financing activities	(3,627)	8,565

Effect of Exchange Rate Changes on Cash	$444	$(528)

Increase in Cash and Cash Equivalents	$1,901	$4,184

Cash and Cash Equivalents at Beginning of Period	$29,366	$24,741
Cash and Cash Equivalents at End of Period	$31,267	$28,925
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,459	$399
Income taxes paid	$1,896	$2,036
Non-Cash Investing Activities:
Purchase of property, plant and equipment on account	$740	$965
Conversion of CDR equity (note 3)	$0	$716

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2016, the Company owned casino operations in North America; held a majority ownership interest in nine casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

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

The Company currently has a controlling financial interest through its subsidiary Century Casinos Europe GmbH (“CCE”) in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL is the owner and operator of eight casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

In July 2016, the casino license at the Katowice casino expired. The Company has applied for the license and expects a decision in September 2016. Until the license is awarded, the casino operations at the Katowice casino have been moved to the Sosnowiec casino. See Note 5 for additional information related to Casinos Poland’s casino licenses.

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

The Company has the following concession, management and consulting service agreements:

•

The Company operates 13 ship-based casinos through concession agreements with four cruise ship owners. The Company began operating the ship-based casinos onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and TUI Discovery, a 2,067 passenger cruise ship, during the second quarter of 2016, and in July 2016 began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship that will operate in the China market. Under an amended concession agreement with TUI Cruises, the Company also plans to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship that is expected to begin operating in the third quarter of 2017.

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

•	The Company has a long-term management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee.

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

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,	June 30,
Ending Rates	2016	2015	2015
Canadian dollar (CAD)	1.3009	1.3840	1.2474
Euros (EUR)	0.9063	0.9209	0.8967
Polish zloty (PLN)	3.9625	3.9464	3.7550

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2016	2015	% Change	2016	2015	% Change
Canadian dollar (CAD)	1.2890	1.2302	(4.8%)	1.3311	1.2354	(7.7%)
Euros (EUR)	0.8856	0.9041	2.0%	0.8961	0.8964	0.0%
Polish zloty (PLN)	3.8726	3.6972	(4.7%)	3.9141	3.7104	(5.5%)
Source: Pacific Exchange Rate Service

Correction of Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015

The Company identified errors within its statements of cash flows for the six months ended June 30, 2015. The Company inadvertently failed to remove the effects of a portion of unpaid purchases of property and equipment from the change in accounts payable and purchases of property and equipment in the preparation of the statements of cash flows. This error resulted in the understatement of net cash provided by operating activities of $1.2 million and a corresponding understatement of net cash used in investing activities of $1.2 million, for the six months ended June 30, 2015. The prior period amounts within the condensed consolidated statements of cash flows for the six months ended June 30, 2015 have been revised to reflect the correct balances.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. In addition, the FASB has issued four related ASUs on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12).  The Company is currently evaluating the impact of adopting these ASUs, including the transition method to be applied; however, the standards are not expected to have a material impact on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The objective of ASU 2015-16 is to simplify the accounting for measurement-period adjustments for acquisitions by eliminating the requirement to retrospectively adjust provisional amounts recognized in a business combination during the measurement period.  ASU 2015-16 requires adjustments to the provisional amounts that are identified during the measurement period to be recognized when they are identified. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. ASU 2015-16 could have a material impact on the Company’s consolidated financial statements  if we close the Apex Acquisition (see Note 3).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02. Adoption of this standard may have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholdings requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2016-09 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

3.APEX ACQUISITION

In June 2016, the Company’s subsidiary, CCE, entered into an agreement to acquire 100% of the issued and outstanding shares and related land of Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc. and MVP Sports Bar Ltd., collectively operating the Apex Casino (“Apex”) in St. Albert, Edmonton, Canada (the “Apex Acquisition”). Apex is a 34,500 square foot casino facility located on approximately seven acres of land. The casino facility includes 382 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

The Apex Acquisition, which is expected to close in the fourth quarter of 2016, is subject to, among other things, the Company’s obtaining financing for the acquisition and customary closing conditions, including the receipt of necessary regulatory and governmental approvals, as well as the completion of due diligence by the Company. The total consideration for the Apex Acquisition is CAD 29.9 million subject to adjustment for the closing date working capital of Apex. Payments for the Apex Acquisition include the following:

A)

A CAD 0.6 million deposit ($0.5 million based on the exchange rate in effect on June 30, 2016), which was paid in two equal parts on April 25, 2016 and June 29, 2016 and was reported as deposits and other on the Company’s condensed consolidated balance sheet as of June 30, 2016.

B)	CAD 29.3 million, which will be paid at closing.
C)	The working capital of Apex will be held in an escrow account until completion of the closing working capital statement.

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

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of June 30, 2016 include the Edmonton casino property and the CDR and CPL operations. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at the Company’s Edmonton property, CDR or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to the Company’s Edmonton property, CDR and CPL are as follows:

	Canada		Poland
Amounts in thousands	Edmonton	Century Downs	Casinos Poland	Total
Balance – December 31, 2015	$3,551	$137	$6,485	$10,173
Effect of foreign currency translation	227	8	(26)	209
Balance -- June 30, 2016	$3,778	$145	$6,459	$10,382

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- December 31, 2015	$108	$1,546	$1,654
Effect of foreign currency translation	0	(6)	(6)
Balance -- June 30, 2016	$108	$1,540	$1,648

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

Casino Licenses

Casino licenses consist of the following:

	June 30,	December 31,
Amounts in thousands	2016	2015
Casino licenses	$4,271	$4,131
Less: accumulated amortization	(1,255)	(1,103)
Casino licenses, net	$3,016	$3,028

Casinos Poland

As of June 30, 2016, Casinos Poland had nine casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2015	$730
Amortization	(200)
Effect of foreign currency translation	41
Balance -- June 30, 2016	$571

As of June 30, 2016, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2016	$191
2017	280
2018	87
2019	13
2020	0
$571

Such estimates do not reflect the impact of future foreign exchange rate changes or the extension of the current licenses. The weighted average period before the current casino licenses expire is 1.4 years.  In Poland, gaming licenses are not renewed. Once a gaming license has expired, any gaming company can apply for the license. On July 7, 2016, the casino license at the Katowice casino expired. The Company has applied for the license and expects a decision in September 2016.  Until the license is awarded, the casino operations at the Katowice casino have been moved to the Sosnowiec casino. If the license is not granted, the Company will continue operations at the Sosnowiec casino until its license expires in May 2017. The casino license at the Lim Center casino in Warsaw will expire in September 2016. The Company has applied for the license and expects a decision  in September 2016.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the AGLC and one from HRA. The licenses are indefinite-lived intangible assets and therefore are not amortized.  No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses are as follows:

Amounts in thousands	Century Downs
Balance – December 31, 2015	$2,298
Effect of foreign currency translation	147
Balance -- June 30, 2016	$2,445

6.PROMOTIONAL ALLOWANCES

Hotel accommodations, and food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of provided promotional allowances is included in casino expenses. The costs of providing promotional allowances were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2016	2015	2016	2015
Hotel	$13	$19	$29	$35
Food and beverage	245	260	494	497
	$258	$279	$523	$532

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2016 and December 31, 2015, the outstanding balance of this liability was $0.7 million.

7. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2016 and December 31, 2015 consisted of the following:

Amounts in thousands	June 30, 2016		December 31, 2015
Credit agreement - Bank of Montreal	$20,421	4.45%	$20,419	5.07%
Capital leases - Edmonton	270	6.77%	0	0.00%
Credit agreement - Casinos Poland	883	3.50%	1,647	3.02%
Credit facility - Casinos Poland	0	0.00%	0	0.00%
Capital leases - Casinos Poland	4	59.33%	13	27.89%
Financing obligation - CDR land lease	14,987	14.21%	14,087	12.94%
Capital leases - CDR	604	5.48%	615	4.57%
Total principal	$37,169	8.47%	$36,781	8.21%
Deferred financing costs	(220)		(261)
Total long-term debt	$36,949		$36,520
Less current portion	(3,790)		(4,123)
Long-term portion	$33,159		$32,397

Bank of Montreal Credit Agreement

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with BMO. On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 39.1 million with an interest rate of BMO’s floating rate plus a margin on the debt that is not included in the interest rate swap agreements. As of June 30, 2016, the Company had borrowed CAD 33.9 million, of which the outstanding balance was CAD 26.6 million ($20.4 million based on the exchange rate in effect on June 30, 2016) and the Company had approximately CAD 5.2 million ($4.0 million based on the exchange rate in effect on June 30, 2016) available under the BMO Credit Agreement. The outstanding borrowings cannot be re-borrowed once they are repaid. The Company has used borrowings under the BMO Credit Agreement primarily to repay the Company’s mortgage loan related to the Edmonton property, pay for the additional 33.3% investment in CPL and pay for development costs related to CDR. The Company can also use the proceeds to pursue the development or acquisition of new gaming opportunities and for general corporate purposes. Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on June 30, 2016 and 2015) were recorded as general and administrative expense in the condensed consolidated statements of earnings for each of the three and six months ended June 30, 2016 and June 30, 2015.  The BMO Credit Agreement has a term of five years through August 2019 and is guaranteed by the Company. The shares of the Company’s subsidiaries in Edmonton and Calgary and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 28.0 million equity balance and a capital expenditure limit of CAD 2.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of June 30, 2016.

In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s BMO Credit Agreement. The Company’s two interest rate swap agreements are set at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively. The notional amount for each of the interest rate swap agreements was CAD 9.7 million ($7.5 million based on the exchange rate in effect on June 30, 2016).  The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended June 30, 2016 and 2015. These costs are included in interest expense in the condensed consolidated statements of earnings.

Edmonton

As of June 30, 2016, Edmonton had a capital lease agreement totaling CAD 0.4 million ($0.3 million based on the exchange rate in effect on June 30, 2016) for surveillance equipment.

Casinos Poland

As of June 30, 2016, CPL had debt totaling PLN 3.5 million ($0.9 million based on the exchange rate in effect on June 30, 2016) under two credit agreements and one capital lease agreement. CPL also had a credit facility that had no outstanding balance as of June 30, 2016.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of June 30, 2016, the amount outstanding on the term loan was PLN 2.0 million ($0.5 million based on the exchange rate in effect on June 30, 2016). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2016.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of June 30, 2016, the amount outstanding on the term loan was PLN 1.5 million ($0.4 million based on the exchange rate in effect on June 30, 2016). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of June 30, 2016.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of June 30, 2016, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.8 million based on the exchange rate in effect on June 30, 2016) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of June 30, 2016.

CPL’s remaining debt is a capital lease agreement for a vehicle. As of June 30, 2016, the amount outstanding was less than PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2016).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on June 30, 2016). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of June 30, 2016. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

As of June 30, 2016, CDR had debt totaling CAD 20.3 million ($15.6 million based on the exchange rate in effect on June 30, 2016). The debt includes CDR’s land lease and five capital lease agreements.

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2016, the outstanding balance on the financing obligation was CAD 19.5 million ($15.0 million based on the exchange rate in effect on June 30, 2016) and the implicit interest rate was 10.0%.

CDR’s remaining debt consists of five capital lease agreements for equipment used in the operation of CDR. As of June 30, 2016, the amount outstanding was CAD 0.8 million ($0.6 million based on the exchange rate in effect on June 30, 2016).

As of June 30, 2016, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Edmonton	Century Downs	Casinos Poland	Total
2016	$1,302	$46	$139	$659	$2,146
2017	2,604	96	289	228	3,217
2018	2,604	102	95	0	2,801
2019	13,911	26	44	0	13,981
2020	0	0	28	0	28
Thereafter	0	0	14,996	0	14,996
Total	$20,421	$270	$15,591	$887	$37,169

8.COMMITMENTS AND CONTINGENCIES

Litigation

Casinos Poland

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers.  The Polish IRS has conducted tax audits for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. CPL has paid PLN 6.4 million ($2.1 million) related to these audits.

Following multiple appeals by CPL, the Supreme Administrative Court issued an oral decision in March 2016, which was confirmed in a written decision issued in May 2016, finding in favor of the Polish IRS for the tax periods of December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011. In October 2015, the Voivodship Administrative Court found in favor of CPL for the tax period from January 1, 2009 to December 31, 2009 on procedural grounds that the prior tax proceedings were not conducted by the appropriate taxing authority. However, the court also found that CPL’s tax records for 2009 remain open for audit by a different tax authority. CPL appealed this decision to the Supreme Administrative Court in December 2015 and expects a decision in 2018.

A tax audit was not conducted for the period from January 1, 2010 to November 30, 2010, and the statute of limitations has passed for an audit to be conducted. As a result, the Company adjusted its contingent liability to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015 and was recorded as gain on foreign currency transactions and other on the Company’s consolidated statement of earnings (loss) during the fourth quarter of the year ended December 31, 2015.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of June 30, 2016 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on June 30, 2016). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of June 30, 2016 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of June 30, 2016.  The decision rendered by the Supreme Administrative Court in March 2016 and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of June 30, 2016.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.  To address these issues, the Company expects changes to the payroll and withholding processes for Casinos Poland will be implemented in the third quarter of 2016. The Company anticipates payroll costs to increase by approximately PLN 5.0 million per year ($1.3 million based on the exchange rate in effect on June 30, 2016).

Distribution to Non-Controlling Interest

Century Downs

CDR has an agreement with its non-controlling shareholders to distribute any funds received by CDR related to infrastructure built during the development of the REC project. Following CCE’s conversion of CAD 11 million that it had loaned to CDR into an additional 60% ownership interest in CDR, all funds received related to the infrastructure are distributed to CDR’s non-controlling shareholders as stated in the Credit Agreement between CCE and CDR. The Company distributed $0.5 million related to the infrastructure to CDR’s non-controlling shareholders in the second quarter of 2015 and $1.6 million in the second quarter of 2016.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2016, the Company recognized income tax expense of $1.6 million on pre-tax income of $8.1 million, representing an effective income tax rate of 19.5% compared to an income tax expense of less than $0.1 million on pre-tax income of $9.1 million, representing an effective income tax rate of 0.3% for the same period in 2015.

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

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2016	2015	2016	2015
Weighted average common shares, basic	24,432	24,386	24,445	24,384
Dilutive effect of stock options	116	42	171	40
Weighted average common shares, diluted	24,548	24,428	24,616	24,424

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2016	2015	2016	2015
Stock options	60	1,469	35	1,469

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(237)	$0	$0	$(194)	$0

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

Long-Term Debt – The carrying value of the Company’s long-term debt approximates fair value because it bears interest at the lender’s variable rate for the debt related to the BMO Credit Agreement, the CPL credit agreements and CPL credit facility as of June 30, 2016 and December 31, 2015. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy due to quoted prices in active markets for similar liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. As of June 30, 2016,  the Company had two interest rate swap agreements, each with a notional amount of CAD 9.7  million ($7.5 million based on the exchange rate in effect on June 30, 2016) at a fixed CDOR rate of 3.92% and 3.89%, respectively, which were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
Derivatives not designated as	Income Statement	For the three months ended June 30,		For the six months ended June 30,
ASC 815 hedges	Classification	2016	2015	2016	2015
Interest Rate Swaps	Interest Expense	$169	$289	$320	$289

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of June 30, 2016			As of December 31, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(71)	$0	$(71)	$(86)	$0	$(86)
Interest rate swaps - non-current	Taxes payable and other	(166)	0	(166)	(108)	0	(108)
Total derivative liabilities		$(237)	$0	$(237)	$(194)	$0	$(194)

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

The following tables provide information regarding the Company’s segments for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$13,167	$7,703	$13,570	$761	$35,201

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,948	$833	$678	$(1,210)	$2,249
Interest expense (income), net	784	0	8	(4)	788
Income taxes (benefit)	688	511	350	(562)	987
Depreciation and amortization	772	625	633	87	2,117
Non-controlling interest	1,736	0	341	0	2,077
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and other	(1,524)	0	(22)	(14)	(1,560)
Loss (gain) on disposition of fixed assets	18	1	(9)	0	10
Adjusted EBITDA	$4,422	$1,970	$1,979	$(1,513)	$6,858

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended June 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$13,309	$7,210	$12,875	$4,481	$37,875

Net earnings attributable to Century Casinos, Inc. shareholders	$2,258	$718	$568	$3,053	$6,597
Interest expense (income), net	992	0	43	(2)	1,033
Income taxes (benefit)	611	362	268	(1,647)	(406)
Depreciation and amortization	573	632	636	49	1,890
Non-controlling interest	738	0	284	0	1,022
Non-cash stock-based compensation	0	0	0	419	419
Gain on foreign currency transactions and other	(357)	0	(35)	(15)	(407)
Loss on disposition of fixed assets	3	0	22	0	25
Acquisition costs	(36)	0	0	36	0
Other one-time income (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$4,782	$1,712	$1,786	$(1,472)	$6,808

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income for Corporate and Other relates to the $3.4 million consideration for the Termination Agreement with Norwegian.

	For the Six Months Ended June 30, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$25,462	$14,784	$25,835	$1,650	$67,731

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,604	$1,377	$1,347	$(2,186)	$4,142
Interest expense (income), net	1,534	0	23	(8)	1,549
Income taxes (benefit)	1,118	844	617	(995)	1,584
Depreciation and amortization	1,470	1,251	1,234	172	4,127
Non-controlling interest	1,735	0	672	0	2,407
Non-cash stock-based compensation	0	0	0	381	381
(Gain) loss on foreign currency transactions and other	(1,544)	0	(222)	8	(1,758)
Loss on disposition of fixed assets	21	3	13	0	37
Adjusted EBITDA	$7,938	$3,475	$3,684	$(2,628)	$12,469

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Six Months Ended June 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$21,754	$14,003	$26,409	$6,113	$68,279

Net earnings attributable to Century Casinos, Inc. shareholders	$4,392	$1,194	$1,351	$1,505	$8,442
Interest expense (income), net	1,625	0	78	(6)	1,697
Income taxes (benefit)	957	731	516	(2,175)	29
Depreciation and amortization	992	1,266	1,247	197	3,702
Non-controlling interest	(1)	0	675	0	674
Non-cash stock-based compensation	0	0	0	807	807
Gain on foreign currency transactions and other	(519)	0	(368)	(15)	(902)
Loss on disposition of fixed assets	3	0	142	1	146
Preopening expenses	345	0	0	0	345
Other one-time income (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$7,794	$3,191	$3,641	$(3,051)	$11,575

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income for Corporate and Other relates to the $3.4 million consideration for the Termination Agreement with Norwegian.

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

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of June 30, 2016, owned and operated nine casinos throughout Poland with a total of 504 slot machines and 79 tables. The following table summarizes the Polish cities in which CPL operated as of June 30, 2016, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	25
Warsaw	LIM Center	66	4
Krakow	Dwor Kosciuszko Hotel	59	8
Lodz	Manufaktura Entertainment Complex	56	7
Wroclaw	HP Park Plaza Hotel	69	12
Poznan	Hotel Andersia	57	9
Katowice*	Altus Building	70	9
Sosnowiec*	Sosnowiec City Center	10	1
Plock	Hotel Plock	47	4

* Operations at the Sosnowiec casino were suspended as of June 30, 2014. The casino reopened on a limited basis in February 2015. On July 7, 2016, the casino license at the Katowice casino expired. We have applied for the license and expect a decision in September 2016.  Until the license is awarded, the casino operations at the Katowice casino have been moved to the Sosnowiec casino. If the license is not granted, we will continue operations at the Sosnowiec casino until our license expires in May 2017.

The casino license at the Lim Center casino in Warsaw will expire in September 2016. We have applied for the license and expect a decision in September 2016.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of June 30, 2016, we operated  12 ship-based casinos through concession agreements with three cruise ship owners.  The 12 ship-based casinos that we operated had a total of 197 slot machines and 25 tables. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of June 30, 2016,  and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	21	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	20	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2
TUI Cruises	TUI Discovery	17	3

In June 2016, we began operating the ship-based casinos onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and the TUI Discovery, a 2,067 passenger cruise ship. Under an agreement with Diamond Cruise International Co., Ltd., a subsidiary of Chinese travel conglomerate Suzhou Taihu International Travel Agency, we began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship, in July 2016. Glory Sea, which has 40 slot machines and 16 tables games, will focus on the Chinese cruise market with four-day trips between China, South Korea and Japan. Under an amended concession agreement with TUI Cruises, we also plan to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship scheduled to begin operations in the third quarter of 2017.

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

Additional Project Under Development

In June 2016, our subsidiary, CCE, entered into an agreement to acquire 100% of the issued and outstanding shares and related land of Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc. and MVP Sports Bar Ltd., collectively operating the Apex Casino (“Apex”) in St. Albert, Edmonton, Canada (the “Apex Acquisition”). Apex is a 34,500 square foot casino facility located on approximately seven acres of land. The casino facility includes 382 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

The Apex Acquisition, which is expected to close in the fourth quarter of 2016, is subject to, among other things, our obtaining financing for the acquisition and customary closing conditions, including the receipt of necessary regulatory and governmental approvals as well as the completion of due diligence by us. The total consideration for the Apex Acquisition is CAD 29.9 million subject to adjustment for the closing date working capital of Apex. Payments for the Apex Acquisition include the following:

A)

A CAD 0.6 million deposit ($0.5 million based on the exchange rate in effect on June 30, 2016), which was paid in two equal parts on April 25, 2016 and June 29, 2016 and was reported as deposits and other on our condensed consolidated balance sheet for the quarter ended June 30, 2016.

B)	CAD 29.3 million, which will be paid at closing.
C)	The working capital of Apex will be held in an escrow account until completion of the closing working capital statement.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2016	2015	% Change	2016	2015	% Change
Canadian dollar (CAD)	1.2890	1.2302	(4.8%)	1.3311	1.2354	(7.7%)
Euros (EUR)	0.8856	0.9041	2.0%	0.8961	0.8964	0.0%
Polish zloty (PLN)	3.8726	3.6972	(4.7%)	3.9141	3.7104	(5.5%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming Revenue	$30,901	$30,470	$431	1.4%	$59,060	$58,649	$411	0.7%
Hotel Revenue	490	400	90	22.5%	935	787	148	18.8%
Food and Beverage Revenue	3,028	3,218	(190)	(5.9%)	5,920	5,785	135	2.3%
Termination of Concession Agreements	0	3,365	(3,365)	(100.0%)	0	3,365	(3,365)	(100.0%)
Other Revenue	2,988	2,595	393	15.1%	6,028	3,769	2,259	59.9%
Gross Revenue	37,407	40,048	(2,641)	(6.6%)	71,943	72,355	(412)	(0.6%)
Less Promotional Allowances	(2,206)	(2,173)	33	1.5%	(4,212)	(4,076)	136	3.3%
Net Operating Revenue	35,201	37,875	(2,674)	(7.1%)	67,731	68,279	(548)	(0.8%)
Gaming Expenses	(14,251)	(14,206)	45	0.3%	(27,616)	(28,895)	(1,279)	(4.4%)
Hotel Expenses	(134)	(139)	(5)	(3.6%)	(273)	(267)	6	2.2%
Food and Beverage Expenses	(2,659)	(2,834)	(175)	(6.2%)	(5,222)	(4,981)	241	4.8%
General and Administrative Expenses	(11,499)	(10,967)	532	4.9%	(22,569)	(20,494)	2,075	10.1%
Total Operating Costs and Expenses	(30,660)	(30,036)	624	2.1%	(59,807)	(58,339)	1,468	2.5%
Earnings from Operations	4,541	7,839	(3,298)	(42.1%)	7,924	9,940	(2,016)	(20.3%)
Non-Controlling Interest	(2,077)	(1,022)	1,055	103.2%	(2,407)	(674)	1,733	257.1%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,249	6,597	(4,348)	(65.9%)	4,142	8,442	(4,300)	(50.9%)
Adjusted EBITDA	$6,858	$6,808	$50	0.7%	$12,469	$11,575	$894	7.7%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.09	$0.27	$(0.18)	(66.7%)	$0.17	$0.35	$(0.18)	(51.4%)
Diluted Earnings Per Share	$0.09	$0.27	$(0.18)	(66.7%)	$0.17	$0.35	$(0.18)	(51.4%)

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

Century Downs contributed $4.4 million in net operating revenue and $0.6 million in net earnings and $4.7 million in net operating revenue and $0.9 million in net earnings for the quarters ended June 30, 2016 and 2015, respectively. Century Downs contributed $8.0 million in net operating revenue and $1.2 million in net earnings and $4.7 million in net operating revenue and $0.9 million in net earnings for the six months ended June 30, 2016 and 2015, respectively. Century Downs is reported in the Canada reportable segment.

•	Century Bets began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in Century Bets.

Century Bets contributed $1.2 million in net operating revenue and $0.1 million in net earnings and $0.8 million in net operating revenue and $0.1 million in net earnings for the quarters ended June 30, 2016 and 2015, respectively. Century Bets contributed $2.2 million in net operating revenue and ($0.2) million in net losses and $0.9 million in net operating revenue and $0.1 million in net earnings for the six months ended June 30, 2016 and 2015, respectively. Century Bets is reported in the Canada reportable segment.

•

In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015 and recorded this on our condensed consolidated statement of earnings under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the termination agreement.

•

In March 2015, we entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter.

Net operating revenue decreased by ($2.7) million, or (7.1%), and by ($0.5) million, or (0.8%), for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

•	Canada decreased by ($0.1) million, or (1.1%), and increased by $3.7 million, or 17.0%.
•	United States increased by $0.5 million, or 6.8%, and by $0.8 million, or 5.6%.
•	Poland increased by $0.7 million, or 5.4%, and decreased by ($0.6) million, or (2.2%).
•	Corporate Other decreased by ($3.7) million, or (83.0%), and by ($4.5) million, or (73.0%).

Operating costs and expenses increased by $0.6 million, or 2.1%, and by $1.5 million, or 2.5%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Following is a breakout of total operating costs and expenses by segment for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

•	Canada increased by $0.5 million, or 5.2%, and by $3.7 million, or 24.3%.
•	United States increased by $0.2 million, or 3.7%, and by $0.5 million, or 4.0%.
•	Poland increased by $0.5 million, or 4.0%, and decreased by ($0.8) million, or (3.1%).
•	Corporate Other decreased by ($0.5) million, or (17.5%), and by ($2.0) million, or (29.0%).

Earnings from operations decreased by ($3.3) million, or (42.1%), and by ($2.0) million, or (20.3%), for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

•	Canada decreased by ($0.6) million, or (14.4%), and remained constant.
•	United States increased by $0.3 million, or 24.4%, and by $0.3 million, or 15.4%.
•	Poland increased by $0.2 million, or 20.1%, and by $0.2 million, or 8.2%.
•	Corporate Other decreased by ($3.2) million, or (228.9%), and by ($2.5) million, or (360.3%).

Net earnings decreased by ($4.3) million, or (65.9%), and by ($4.3) million, or (50.9%), for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,948	$833	$678	$(1,210)	$2,249
Interest expense (income), net	784	0	8	(4)	788
Income taxes (benefit)	688	511	350	(562)	987
Depreciation and amortization	772	625	633	87	2,117
Non-controlling interest	1,736	0	341	0	2,077
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and other	(1,524)	0	(22)	(14)	(1,560)
Loss (gain) on disposition of fixed assets	18	1	(9)	0	10
Adjusted EBITDA	$4,422	$1,970	$1,979	$(1,513)	$6,858

	For the Three Months Ended June 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$2,258	$718	$568	$3,053	$6,597
Interest expense (income), net	992	0	43	(2)	1,033
Income taxes (benefit)	611	362	268	(1,647)	(406)
Depreciation and amortization	573	632	636	49	1,890
Non-controlling interest	738	0	284	0	1,022
Non-cash stock-based compensation	0	0	0	419	419
Gain on foreign currency transactions and other	(357)	0	(35)	(15)	(407)
Loss on disposition of fixed assets	3	0	22	0	25
Acquisition costs	(36)	0	0	36	0
Other one-time income	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$4,782	$1,712	$1,786	$(1,472)	$6,808

	For the Six Months Ended June 30, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$3,604	$1,377	$1,347	$(2,186)	$4,142
Interest expense (income), net	1,534	0	23	(8)	1,549
Income taxes (benefit)	1,118	844	617	(995)	1,584
Depreciation and amortization	1,470	1,251	1,234	172	4,127
Non-controlling interest	1,735	0	672	0	2,407
Non-cash stock-based compensation	0	0	0	381	381
(Gain) loss on foreign currency transactions and other	(1,544)	0	(222)	8	(1,758)
Loss on disposition of fixed assets	21	3	13	0	37
Adjusted EBITDA	$7,938	$3,475	$3,684	$(2,628)	$12,469

	For the Six Months Ended June 30, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$4,392	$1,194	$1,351	$1,505	$8,442
Interest expense (income), net	1,625	0	78	(6)	1,697
Income taxes (benefit)	957	731	516	(2,175)	29
Depreciation and amortization	992	1,266	1,247	197	3,702
Non-controlling interest	(1)	0	675	0	674
Non-cash stock-based compensation	0	0	0	807	807
Gain on foreign currency transactions and other	(519)	0	(368)	(15)	(902)
Loss on disposition of fixed assets	3	0	142	1	146
Preopening expenses	345	0	0	0	345
Other one-time income	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$7,794	$3,191	$3,641	$(3,051)	$11,575

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$8,803	$9,247	$(444)	(4.8%)	$16,798	$15,097	$1,701	11.3%
Hotel	148	159	(11)	(6.9%)	292	337	(45)	(13.4%)
Food and Beverage	2,049	2,329	(280)	(12.0%)	4,048	4,080	(32)	(0.8%)
Other	2,388	1,872	516	27.6%	4,703	2,759	1,944	70.5%
Gross Revenue	13,388	13,607	(219)	(1.6%)	25,841	22,273	3,568	16.0%
Less Promotional Allowances	(221)	(298)	(77)	(25.8%)	(379)	(519)	(140)	(27.0%)
Net Operating Revenue	13,167	13,309	(142)	(1.1%)	25,462	21,754	3,708	17.0%
Gaming Expenses	(2,532)	(2,458)	74	3.0%	(5,093)	(4,453)	640	14.4%
Hotel Expenses	(45)	(49)	(4)	(8.2%)	(91)	(95)	(4)	(4.2%)
Food and Beverage Expenses	(1,628)	(1,892)	(264)	(14.0%)	(3,241)	(3,146)	95	3.0%
General and Administrative Expenses	(4,558)	(4,095)	463	11.3%	(9,120)	(6,614)	2,506	37.9%
Total Operating Costs and Expenses	(9,535)	(9,067)	468	5.2%	(19,015)	(15,300)	3,715	24.3%
Earnings from Operations	3,632	4,242	(610)	(14.4%)	6,447	6,454	(7)	(0.1%)
Non-Controlling Interest	(1,736)	(738)	998	135.2%	(1,735)	1	1,736	173600.0%
Net Earnings	1,948	2,258	(310)	(13.7%)	3,604	4,392	(788)	(17.9%)
Adjusted EBITDA	$4,422	$4,782	$(360)	(7.5%)	$7,938	$7,794	$144	1.8%

Three Months Ended June 30, 2016 and 2015

The following discussion highlights results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Results in U.S. dollars were impacted by a 4.8% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue Highlights

	In CAD		In U.S. dollars
•

At our property in Edmonton, gaming revenue remained constant, food and beverage revenue decreased by (CAD 0.1) million, or (6.0%), due to closures of some food and beverage outlets during the casino renovation and other revenue decreased by (CAD 0.1) million, or (14.8%), due to decreased ticket sales for the showroom.

•

At our property in Edmonton, gaming revenue decreased by ($0.2) million, or (4.5%), food and beverage revenue decreased by ($0.1) million, or (10.3%), and other revenue decreased by ($0.1) million, or (18.5%).

•	At our property in Calgary, gaming revenue increased by CAD 0.3 million, or 18.1%, due to increased revenue from baccarat.	•	At our property in Calgary, gaming revenue increased by $0.2 million, or 12.6%.
•

At Century Downs, gaming revenue decreased by (CAD 0.3) million, or (6.9%), due to decreased revenue from slots, food and beverage revenue decreased by (CAD 0.1) million, or (15.4%), and other revenue increased by CAD 0.3 million, or 138.6%, due to increased revenue from racing and revenue from leasing barn space.

		•	At Century Downs, gaming revenue decreased by ($0.4) million, or (11.2%), food and beverage revenue decreased by ($0.1) million, or (19.1%), and other revenue increased by $0.2 million, or 66.8%.

•

At Century Bets, other revenue increased by CAD 0.6 million, or 57.8%, due to increased revenue resulting from operating the pari-mutuel off-track betting network for the full quarter in 2016 as compared to May and June in 2015.

	•	At Century Bets, other revenue increased by $0.4 million, or 50.2%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At our property in Edmonton, operating expenses remained constant.	•	At our property in Edmonton, operating expenses decreased by ($0.1) million, or (3.9%).
•	At our property in Calgary, operating expenses increased by CAD 0.2 million, or 7.5%, primarily due to increased payroll costs, property taxes and administrative expenses.	•	At our property in Calgary, operating expenses remained constant.
•	At Century Downs, operating expenses increased by CAD 0.3 million, or 8.6%, primarily due to increased marketing expenses offset by decreased food and beverage and administrative expenses.	•	At Century Downs, operating expenses increased by $0.1 million, or 3.5%.
•	At Century Bets, operating expenses increased by CAD 0.6 million, or 94.2%, due to operating the pari-mutuel off-track betting network for the full quarter in 2016 as compared to May and June in 2015.	•	At Century Bets, operating expenses increased by $0.5 million, or 84.8%.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars
•	Interest expense decreased by (CAD 0.2) million, or (17.0%), related to long-term debt at Edmonton and Century Downs.	•	Interest expense decreased by ($0.2) million, or (20.9%).
•	Foreign currency losses at all Canadian properties increased by CAD 0.1 million, or 159.3%.	•	Foreign currency losses at all Canadian properties decreased by ($0.1) million, or (42.9%).
•	Income tax expense increased by CAD 0.1 million, or 17.1%.	•	Income tax expense increased by $0.1 million, or 12.6%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2016 and 2015

The following discussion highlights results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increased revenue and expenses in our Canada segment primarily relate to the operations of Century Downs and Century Bets throughout the six-month period ended June 30, 2016. Century Downs began operations in April 2015 and Century Bets began operations in May 2015.

Results in U.S. dollars were impacted by a 7.7% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue Highlights

	In CAD		In U.S. dollars
•	At our property in Edmonton, gaming revenue increased by CAD 0.1 million, or 1.1%, due to increased revenue from baccarat and blackjack. Food and beverage and other revenue remained constant.	•

At our property in Edmonton, gaming revenue decreased by ($0.5) million, or (6.1%), food and beverage revenue decreased by ($0.2) million, or (8.4%), and other revenue decreased by ($0.1) million, or (10.2%).

•

At our property in Calgary, gaming revenue increased by CAD 0.2 million, or 6.3%, due to increased revenue from baccarat. Food and beverage revenue decreased by (CAD 0.1) million, or (5.5%), due to decreased events in the showroom.

		•	At our property in Calgary, gaming revenue decreased by ($0.1) million, or (1.9%), and food and beverage revenue decreased by ($0.1) million, or (12.2%).
•

At Century Downs, gaming revenue increased CAD 3.4 million, or 73.1%, food and beverage revenue increased CAD 0.4 million, or 49.1%, and other revenue increased CAD 0.9 million, or 238.5%, due to operating the casino for three additional months and the race track for approximately two additional months in 2016 compared to 2015.

		•	At Century Downs, gaming revenue increased $2.3 million, or 60.7%, food and beverage revenue increased $0.3 million, or 39.0%, and other revenue increased $0.7 million, or 217.4%.
•	At Century Bets, other revenue increased by CAD 1.9 million, or 181.1%, due to operating the pari-mutuel network for the full six months in 2016 as compared to May and June in 2015.	•	At Century Bets, other revenue increased by $1.4 million, or 160.4%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At our property in Edmonton, operating expenses increased by CAD 0.4 million, or 3.8%, primarily due to increased payroll costs, marketing expenses and administrative expenses.	•	At our property in Edmonton, operating expenses decreased by ($0.3) million, or (3.7%).
•	At our property in Calgary, operating expenses increased by CAD 0.2 million, or 5.0%, primarily due to increased payroll costs, property taxes and administrative expenses.	•	At our property in Calgary, operating expenses decreased by ($0.1) million, or (2.3%).
•

At Century Downs, operating expenses increased by CAD 2.9 million, or 72.1%, due to operating the casino for three additional months and the race track for approximately two additional months in 2016 compared to 2015.

		•	At Century Downs, operating expenses increased by $2.0 million, or 60.0%.
•	At Century Bets, operating expenses increased by CAD 2.8 million, or 368.8%, due to operating the pari-mutuel network for the full six months in 2016 as compared to May and June in 2015.	•	At Century Bets, operating expenses increased by $2.1 million, or 336.0%.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars
•	Interest expense increased by CAD 0.3 million, or 13.0%, related to long-term debt at our property in Edmonton and Century Downs.	•	Interest expense decreased by ($0.1) million, or (5.6%).
•	Foreign currency losses at all Canadian properties decreased by (CAD 1.0) million, or (100.0%).	•	Foreign currency losses at all Canadian properties increased by $0.1 million, or 293.1%.
•	Income tax expense increased by CAD 0.2 million, or 19.9%.	•	Income tax expense increased by $0.2 million, or 16.8%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$8,232	$7,893	$339	4.3%	$15,869	$15,381	$488	3.2%
Hotel	342	241	101	41.9%	643	450	193	42.9%
Food and Beverage	825	756	69	9.1%	1,577	1,444	133	9.2%
Other	95	101	(6)	(5.9%)	183	169	14	8.3%
Gross Revenue	9,494	8,991	503	5.6%	18,272	17,444	828	4.7%
Less Promotional Allowances	(1,791)	(1,781)	10	0.6%	(3,488)	(3,441)	47	1.4%
Net Operating Revenue	7,703	7,210	493	6.8%	14,784	14,003	781	5.6%
Gaming Expenses	(3,137)	(3,141)	(4)	(0.1%)	(6,257)	(6,156)	101	1.6%
Hotel Expenses	(89)	(90)	(1)	(1.1%)	(182)	(172)	10	5.8%
Food and Beverage Expenses	(608)	(575)	33	5.7%	(1,169)	(1,107)	62	5.6%
General and Administrative Expenses	(1,900)	(1,692)	208	12.3%	(3,704)	(3,377)	327	9.7%
Total Operating Costs and Expenses	(6,359)	(6,130)	229	3.7%	(12,563)	(12,078)	485	4.0%
Earnings from Operations	1,344	1,080	264	24.4%	2,221	1,925	296	15.4%
Net Earnings	833	718	115	16.0%	1,377	1,194	183	15.3%
Adjusted EBITDA	$1,970	$1,712	$258	15.1%	$3,475	$3,191	$284	8.9%

Three Months Ended June 30, 2016 and 2015

The following discussion highlights results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Market Share Highlights

•	The Central City market increased by 4.2% and our property’s share of the Central City market was 28.6%, an increase of 1.4% compared to the three months ended June 30, 2015.
•	The Cripple Creek market increased by 1.7% and our property’s share of the Cripple Creek market was 9.9%, an increase of 1.4% compared to the three months ended June 30, 2015.

Revenue Highlights

•

Net operating revenue at Central City increased by $0.4 million, or 9.8%, due to increased gaming revenue of $0.3 million, or 5.7%, primarily from slot machines and increased food and beverage revenue of $0.1 million, or 14.4%.

•

Net operating revenue at Cripple Creek increased by $0.1 million, or 2.5%, due to increased gaming revenue of $0.1 million, or 2.2%, primarily from slot machines and increased hotel revenue of $0.1 million, or 43.8%, offset by increased promotional allowances of $0.1 million, or 8.3%.

Operating Expense Highlights

•	Operating expenses at Central City increased by $0.2 million, or 6.5%, due to increased gaming-related expenses, payroll expenses and general and administrative expenses.
•	Operating expenses at Cripple Creek remained constant.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.1 million, or 41.2%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2016 and 2015

The following discussion highlights results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Market Share Highlights

•	The Central City market increased by 5.0% and our property’s share of the Central City market was 28.2%, a decrease of (1.9%) compared to the six months ended June 30, 2015.
•	The Cripple Creek market increased by 3.3% and our property’s share of the Cripple Creek market was 9.8%, an increase of 0.2% compared to the six months ended June 30, 2015.

Revenue Highlights

•

Net operating revenue at Central City increased by $0.5 million, or 6.3%, due to increased gaming revenue of $0.3 million, or 3.1%, primarily from slot machines, increased food and beverage revenue of $0.1 million, or 12.9%, and decreased promotional allowances of $0.1 million, or 2.5%.

•

Net operating revenue at Cripple Creek increased by $0.3 million, or 4.5%, due to increased gaming revenue of $0.2 million, or 3.2%, primarily from slot machines, and increased hotel revenue of $0.1 million, or 54.2%, offset by increased promotional allowances of $0.1 million, or 8.0%.

Operating Expense Highlights

•	Operating expenses at Central City increased by $0.4 million, or 5.7%, due to increased gaming-related expenses, payroll expenses and general and administrative expenses.
•	Operating expenses at Cripple Creek increased by $0.1 million, or 1.6%, due to increased gaming-related expenses.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.1 million, or 15.5%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$13,543	$12,503	$1,040	8.3%	$25,671	$25,913	$(242)	(0.9%)
Food and Beverage	154	133	21	15.8%	295	261	34	13.0%
Other	67	333	(266)	(79.9%)	214	351	(137)	(39.0%)
Gross Revenue	13,764	12,969	795	6.1%	26,180	26,525	(345)	(1.3%)
Less Promotional Allowances	(194)	(94)	100	106.4%	(345)	(116)	229	197.4%
Net Operating Revenue	13,570	12,875	695	5.4%	25,835	26,409	(574)	(2.2%)
Gaming Expenses	(8,313)	(7,881)	432	5.5%	(15,713)	(16,278)	(565)	(3.5%)
Food and Beverage Expenses	(423)	(367)	56	15.3%	(812)	(728)	84	11.5%
General and Administrative Expenses	(2,846)	(2,863)	(17)	(0.6%)	(5,639)	(5,904)	(265)	(4.5%)
Total Operating Costs and Expenses	(12,215)	(11,747)	468	4.0%	(23,398)	(24,157)	(759)	(3.1%)
Earnings from Operations	1,355	1,128	227	20.1%	2,437	2,252	185	8.2%
Non-Controlling Interest	(341)	(284)	57	20.1%	(672)	(675)	(3)	(0.4%)
Net Earnings	678	568	110	19.4%	1,347	1,351	(4)	(0.3%)
Adjusted EBITDA	$1,979	$1,786	$193	10.8%	$3,684	$3,641	$43	1.2%

Three Months Ended June 30, 2016 and 2015

Results in U.S. dollars were impacted by a 4.7% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following discussion highlights results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue Highlights

	In PLN		In U.S. dollars
•

Gaming revenue increased by PLN 5.4 million, or 11.5%, due to increased slot revenue of PLN 7.5 million, or 37.6%, offset by decreased table revenue of (PLN 2.1) million, or (7.7%) primarily in blackjack and roulette.

		•	Gaming revenue increased by $1.0 million, or 8.3%.
•	Food and beverage revenue increased by PLN 0.1 million, or 21.5%.	•	Food and beverage revenue remained constant.
•	Other revenue decreased by (PLN 0.2) million, or (38.6%), due to a VAT refund that was received in 2015 that was not received in 2016.	•	Other revenue decreased by ($0.3) million, or (79.9%).
•	Promotional allowances increased by PLN 0.4 million, or 116.7%, due to increased promotional allowances in the Krakow and Warsaw casinos.	•	Promotional allowances increased by $0.1 million, or 106.4%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 3.9 million, or 8.9%, primarily due to increased gaming expenses of PLN 2.9 million, or 12.3%, as well as increased marketing expenses and payroll costs.	•	Operating expenses increased by $0.5 million, or 4.0%.

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
•	Interest expense decreased by (PLN 0.1) million, or (71.5%).	•	Interest expense decreased by less than ($0.1) million, or (73.2%).
•	Income tax expense increased by PLN 0.4 million, or 36.6%.	•	Income tax expense increased by $0.1 million, or 30.6%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2016 and 2015

Results in U.S. dollars were impacted by a 5.5% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following discussion highlights results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue Highlights

	In PLN		In U.S. dollars
•

Gaming revenue increased by PLN 4.3 million, or 4.4%, due to increased slot revenue of PLN 14.6 million, or 38.6%, offset by decreased table revenue of (PLN 10.3) million, or (17.8%), primarily from blackjack and roulette.

		•	Gaming revenue decreased by ($0.2) million, or (0.9%).
•	Food and beverage revenue increased by PLN 0.2 million, or 19.3%.	•	Food and beverage revenue remained constant.
•	Other revenue decreased by (PLN 0.4) million, or (34.7%), due to due to a VAT refund that was received in 2015 that was not received in 2016.	•	Other revenue decreased by ($0.1) million, or (39.0%).
•	Promotional allowances increased by PLN 0.9 million, or 213.5%, due to increased promotional allowances in the Krakow and Warsaw casinos.	•	Promotional allowances increased by $0.2 million, or 197.4%

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 1.9 million, or 2.1%, primarily due to increased gaming expenses of PLN 1.8 million, or 3.7%, increased payroll costs and administrative expenses, offset by decreased marketing expenses.

		•	Operating expenses decreased by ($0.8) million, or (3.1%).

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
•	Interest expense decreased by (PLN 0.2) million, or (66.0%).	•	Interest expense decreased by ($0.1) million, or (67.4%).
•	Foreign currency losses increased by PLN 0.1 million, or 18.1%.	•	Foreign currency losses increased by $0.1 million, or 39.7%.
•	Income tax expense increased by PLN 0.5 million, or 26.4%.	•	Income tax expense increased by $0.1 million, or 19.6%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

In March 2011, the Polish Internal Revenue Service (“Polish IRS”) began conducting a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees. Based on the March 2011 audit, the Polish IRS concluded that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers.  The Polish IRS has conducted tax audits for the periods from December 1, 2007 to December 31, 2008, January 1, 2009 to December 31, 2009 and January 1, 2011 to January 31, 2011. On March 9, 2016, CPL received an oral decision from the Supreme Administrative Court for the tax periods of December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011. The court found in favor of the Polish IRS. CPL received the written decision from the court in the second quarter of 2016 that confirmed the oral decision. See Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this report.

The balance of the potential liability on our condensed consolidated balance sheet for all open periods as of June 30, 2016 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on June 30, 2016). We have evaluated the contingent liability recorded on our condensed consolidated balance sheet as of June 30, 2016 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips. The decision rendered by the Supreme Administrative Court in March 2016 and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and we have not recorded any additional obligation related to such taxes as of June 30, 2016. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows. To address these issues, we expect changes to the payroll and withholding processes for Casinos Poland will be implemented in the third quarter of 2016. We anticipate payroll costs to increase by approximately PLN 5.0 million per year ($1.3 million based on the exchange rate in effect on June 30, 2016).

Corporate and Other
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$323	$827	$(504)	(60.9%)	$722	$2,258	$(1,536)	(68.0%)
Termination of Concession Agreements	0	3,365	(3,365)	(100.0%)	0	3,365	(3,365)	(100.0%)
Other	438	289	149	51.6%	928	490	438	89.4%
Net Operating Revenue	761	4,481	(3,720)	(83.0%)	1,650	6,113	(4,463)	(73.0%)
Gaming Expenses	(269)	(726)	(457)	(62.9%)	(553)	(2,008)	(1,455)	(72.5%)
General and Administrative Expenses	(2,195)	(2,317)	(122)	(5.3%)	(4,106)	(4,599)	(493)	(10.7%)
Total Operating Costs and Expenses	(2,551)	(3,092)	(541)	(17.5%)	(4,831)	(6,804)	(1,973)	(29.0%)
(Losses) Earnings from Operations	(1,790)	1,389	(3,179)	(228.9%)	(3,181)	(691)	(2,490)	(360.3%)
Net (Loss) Earnings	(1,210)	3,053	(4,263)	(139.6%)	(2,186)	1,505	(3,691)	(245.2%)
Adjusted EBITDA	$(1,513)	$(1,472)	$(41)	(2.8%)	$(2,628)	$(3,051)	$423	13.9%

Three Months Ended June 30, 2016 and 2015

We terminated our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian during the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015 and recorded this on our condensed consolidated statement of earnings under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the termination agreement. We also entered into a consulting agreement with Norwegian effective June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million that is payable in eight quarterly installments of $250,000 that commenced in July 2015.

The following discussion highlights results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue Highlights

•	Gaming revenue decreased by ($0.5) million, or (60.9%), as a result of the termination of the concession agreements with Oceania and Regent.
•	Other revenue increased by $0.1 million, or 51.6%, due to an additional two months of revenue from the consulting agreement with Norwegian.

Operating Expense Highlights

•

Operating expenses decreased by ($0.5) million, or (17.5%), due to decreased cruise ship related expenses of ($0.2) million as a result of the termination of the concession agreements with Oceania and Regent, decreased stock compensation expense of ($0.2) million and decreased corporate expenses of ($0.1) million.

Additional Items Impacting Net Income

•	Income tax expense increased by $1.1 million, or 65.9%, as a result of releasing the Austrian valuation allowance of ($1.6) million in the second quarter of 2015, which did not recur during 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2016 and 2015

The following discussion highlights results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue Highlights

•

Gaming revenue decreased by ($1.5) million, or (68.0%), due to decreased revenue of ($1.8) million as a result of the termination of the concession agreements with Oceania and Regent, offset by increased gaming revenue of $0.2 million from the Mein Schiff ships.

•	Other revenue increased $0.4 million, or 89.4%, due to an additional five months of revenue from the consulting agreement with Norwegian.

Operating Expense Highlights

•

Operating expenses decreased by ($2.0) million, or (29.0%), due to decreased cruise ship related expenses of ($1.7) million as a result of the termination of the concession agreements with Oceania and Regent and decreased stock compensation expense of ($0.4) million.

Additional Items Impacting Net Income

•	Income tax expense increased by $1.2 million, or 54.3%, as a result of releasing the Austrian valuation allowance of ($1.6) million in the second quarter of 2015, which did not recur during 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2016 and 2015 was as follows:

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest Income	$14	$1	$13	1300.0%	$31	$15	$16	106.7%
Interest Expense	(802)	(1,034)	(232)	(22.4%)	(1,580)	(1,712)	(132)	(7.7%)
Gain on Foreign Currency Transactions and Other	1,560	407	1,153	283.3%	1,758	902	856	94.9%
Non-Operating Income (Expense)	$772	$(626)	$1,398	223.3%	$209	$(795)	$1,004	126.3%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), the fair value adjustments for our interest rate swap agreements, our CPL borrowings, and interest expense related to CDR’s land lease and Edmonton’s and CDR’s capital lease agreements. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions and Other

Gain on foreign currency transactions and other includes $1.6 million and $0.5 million received by CDR related to infrastructure built during the development of the REC project for the three and six months ended June 30, 2016 and June 30, 2015, respectively. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of the credit agreement between CCE and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2016, we recognized income tax expense of $1.6 million on pre-tax income of $8.1 million, representing an effective income tax rate of 19.5% compared to an income tax expense of less than $0.1 million on pre-tax income of $9.1 million, representing an effective income tax rate of 0.3% for the same period in 2015.

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

As of June 30, 2016, our total debt under bank borrowings and other agreements net of $0.2 million related to deferred financing costs was $37.0 million, of which $33.2 million was long-term debt and  $3.8 million was short-term debt. The short-term debt relates to payments due within one year under our BMO Credit Agreement, CPL’s two credit agreements and other capital lease agreements.  We intend to repay the short-term debt obligations with available cash.

Net debt, which is total principal minus cash and cash equivalents, was $5.9 million as of June 30, 2016.  For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in this report.

The following table lists the amount of 2016 maturities of our debt:

Amounts in thousands
Bank of Montreal	Edmonton	Century Downs	Casinos Poland	Total
$1,302	$46	$139	$659	$2,146

Cash Flows

At June 30, 2016, cash and cash equivalents totaled $31.3 million, and we had working capital (current assets minus current liabilities) of $15.1 million compared to cash and cash equivalents of $29.4 million and working capital of $11.2 million at December 31, 2015.  The increase in cash and cash equivalents from December 31, 2015 is due to $8.9 million of net cash provided by operating activities, less than $0.1 million from the exercise of stock options and $0.4 million in exchange rate changes. The cash provided by these activities was offset by $3.8 million used to purchase property and equipment, $1.6 million used for a distribution to non-controlling interests, and $2.0 million used for principal repayments on our long-term debt net of proceeds.

We identified errors within the condensed consolidated statements of cash flows for the six months ended June 30, 2015. We inadvertently failed to remove the effects of a portion of unpaid purchases of property and equipment from the change in accounts payable and purchases of property and equipment in the preparation of the statements of cash flows. This error resulted in the understatement of net cash provided by operating activities of $1.2 million and a corresponding understatement of net cash used in investing activities, in the same amount, for the six months ended June 30, 2015. The prior period amounts within the condensed consolidated statement of cash flows for the six months ended June 30, 2015 have been revised to reflect the correct balances.

Net cash provided by operating activities was $8.9 million for the six months ended June 30, 2016 and $8.4 million for the six months ended June 30, 2015.  Net cash provided by operating activities for the six months ended June 30, 2015 included $3.4 million from the termination of the concession agreements. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2016 consisted of $1.1 million in various projects for Century Downs including construction of a second barn and parking lots and landscaping, $0.1 million in capital lease equipment for Century Downs, $0.7 million to renovate the Edmonton casino, $0.3 million in capital lease equipment for Century Downs, $0.4 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for our Cripple Creek property, $0.1 million to purchase new slot machines for our Central City property, $0.1 million for hotel upgrades for our Central City property, $0.4 million to purchase new slot machines and table games for Casinos Poland and $0.5 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in investing activities of $12.3 million for the six months ended June 30, 2015 consisted of $10.7 million for development costs related to the REC project, $0.4 million to purchase new slot machines and table equipment for the casinos operated by Casinos Poland, $0.1 million in improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.5 million to purchase slot machines for our Cripple Creek and Central City properties, $0.1 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at our Edmonton property and $0.7 million in cumulative additions at our properties, offset by $0.7 million in proceeds from the disposition of assets.

Net cash used in financing activities of $3.6 million for the six months ended June 30, 2016 consisted of $2.0 million of principal repayments on our long-term debt net of proceeds and a $1.6 million distribution to non-controlling interests, offset by less than $0.1 million received from the exercise of stock options.

Net cash provided by financing activities of $8.6 million for the six months ended June 30, 2015 consisted of $9.0 million cash received under various loan agreements net of principal repayments and $0.1 million cash from the exercise of stock options, offset by a $0.5 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the six months ended June 30, 2016. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2016. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, payments for the Apex Acquisition, and potential new projects or dividends, if declared by the board of directors. We are currently seeking to amend the BMO Credit Agreement to obtain the financing needed to complete the Apex Acquisition. If necessary, we may seek to obtain additional term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at June 30, 2016, as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties, including the Apex Acquisition, that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $26.6 million of our total $31.3 million in cash and cash equivalents at June 30, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2016. There were no repurchases of common stock during the six months ended June 30, 2016.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.2*

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 5, 2016

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.2*

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson.

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