Form 10-Q
period 2016-09-30
CENTURY CASINOS INC /CO/
filed 2016-11-01
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

24,444,571 shares of common stock, $0.01 par value per share, were outstanding as of October 24, 2016.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$32,966	$29,366
Receivables, net	3,642	3,279
Prepaid expenses	1,600	997
Inventories	562	529
Deferred income taxes	462	309
Other current assets	80	60
Total Current Assets	39,312	34,540

Property and equipment, net	134,132	131,582
Restricted cash	23,164	0
Goodwill	10,570	10,173
Deferred income taxes	5,035	4,834
Casino licenses	3,271	3,028
Trademarks	1,700	1,654
Cost investment	1,000	1,000
Deposits and other	1,300	272
Total Assets	$219,484	$187,083

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,510	$4,123
Accounts payable	1,567	2,692
Accrued liabilities	6,360	5,619
Accrued payroll	4,586	4,162
Taxes payable	4,424	4,371
Contingent liability (note 8)	2,245	2,180
Deferred income taxes	153	153
Total Current Liabilities	24,845	23,300

Long-term debt, net of current portion and deferred financing costs (note 7)	52,846	32,397
Taxes payable and other	667	630
Deferred income taxes	3,273	3,481
Total Liabilities	81,631	59,808
Commitments and Contingencies

See notes to condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
Equity:	(unaudited)
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,444,571 and 24,414,083 shares issued and outstanding	244	244
Additional paid-in capital	77,988	77,318
Retained earnings	63,588	57,558
Accumulated other comprehensive earnings	(10,103)	(12,704)
Total Century Casinos, Inc. shareholders' equity	131,717	122,416
Non-controlling interest	6,136	4,859
Total Equity	137,853	127,275
Total Liabilities and Equity	$219,484	$187,083

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2016	2015	2016	2015
Operating revenue:
Gaming	$30,554	$29,636	$89,615	$88,285
Hotel	534	476	1,469	1,263
Food and beverage	3,030	3,164	8,950	8,949
Termination of concession agreements	0	0	0	3,365
Other	2,811	2,551	8,839	6,318
Gross revenue	36,929	35,827	108,873	108,180
Less: Promotional allowances	(2,403)	(2,301)	(6,616)	(6,377)
Net operating revenue	34,526	33,526	102,257	101,803
Operating costs and expenses:
Gaming	14,601	13,284	42,228	42,179
Hotel	143	149	416	416
Food and beverage	2,673	2,698	7,884	7,679
General and administrative	11,141	11,235	33,708	31,728
Depreciation and amortization	2,133	2,078	6,260	5,780
Total operating costs and expenses	30,691	29,444	90,496	87,782
Earnings from operations	3,835	4,082	11,761	14,021
Non-operating income (expense):
Interest income	18	6	49	21
Interest expense	(667)	(816)	(2,247)	(2,527)
Gain on foreign currency transactions and other	20	240	1,778	1,142
Non-operating income (expense), net	(629)	(570)	(420)	(1,364)
Earnings before income taxes	3,206	3,512	11,341	12,657
Income tax expense	(793)	(373)	(2,378)	(402)
Net earnings	2,413	3,139	8,963	12,255
Net earnings attributable to non-controlling interests	(526)	(411)	(2,933)	(1,085)
Net earnings attributable to Century Casinos, Inc. shareholders	$1,887	$2,728	$6,030	$11,170

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.08	$0.11	$0.25	$0.46
Diluted	$0.08	$0.11	$0.25	$0.46
Weighted average shares outstanding - basic	24,440	24,399	24,452	24,389
Weighted average shares outstanding - diluted	24,675	24,440	24,644	24,430

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2016	2015	2016	2015

Net earnings	$2,413	$3,139	$8,963	$12,255

Other comprehensive income (loss)
Foreign currency translation adjustments	394	(3,631)	2,841	(7,770)
Other comprehensive income (loss)	394	(3,631)	2,841	(7,770)
Comprehensive income (loss)	$2,807	$(492)	$11,804	$4,485

Comprehensive income (loss) attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(526)	(411)	(2,933)	(1,085)
Foreign currency translation adjustments	(235)	270	(240)	668
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$2,046	$(633)	$8,631	$4,068

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2015	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	11,170	11,170	1,085	12,255
Foreign currency translation adjustment	0	0	0	(7,102)	0	(7,102)	(668)	(7,770)
Amortization of stock-based compensation	0	0	1,230	0	0	1,230	0	1,230
Distribution to non-controlling interest	0	0	0	0	0	0	(507)	(507)
Exercise of stock options	23,206	0	89	0	0	89	0	89
Conversion of CDR equity (note 1)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT September 30, 2015	24,404,263	$244	$76,907	$(10,873)	$56,821	$123,099	$4,624	$127,723

BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,704)	$57,558	$122,416	$4,859	$127,275
Net earnings	0	0	0	0	6,030	6,030	2,933	8,963
Foreign currency translation adjustment	0	0	0	2,601	0	2,601	240	2,841
Amortization of stock-based compensation	0	0	573	0	0	573	0	573
Distribution to non-controlling interest	0	0	0	0	0	0	(1,896)	(1,896)
Exercise of stock options	30,488	0	97	0	0	97	0	97
BALANCE AT September 30, 2016	24,444,571	$244	$77,988	$(10,103)	$63,588	$131,717	$6,136	$137,853

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2016	2015

Cash Flows from Operating Activities:
Net earnings	$8,963	$12,255
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,260	5,780
Loss on disposition of fixed assets	42	281
Unrealized loss on interest rate swaps	(25)	237
Amortization of stock-based compensation expense	573	1,230
Amortization of deferred financing costs	86	77
Deferred taxes	(561)	(1,885)
Changes in Operating Assets and Liabilities:
Receivables, net	64	(2,469)
Prepaid expenses and other assets	(1,938)	1,644
Accounts payable	(273)	(849)
Accrued liabilities	1,972	(890)
Inventories	(8)	11
Other operating assets	(20)	0
Other operating liabilities	4	7
Accrued payroll	356	27
Taxes payable	63	(1,026)
Contingent liability payment	0	(159)
Net cash provided by operating activities	15,558	14,271

Cash Flows used in Investing Activities:
Purchases of property and equipment	(5,020)	(15,332)
Restricted cash held for purchase of Apex acquisition (note 3)	(23,175)	0
Proceeds from disposition of assets	10	696
Net cash used in investing activities	(28,185)	(14,636)

– Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months
	ended September 30,
Amounts in thousands	2016	2015

Cash Flows provided by Financing Activities:
Proceeds from borrowings	22,788	11,243
Principal repayments	(3,668)	(4,484)
Payment of deferred financing costs	(209)	0
Distribution to non-controlling interest	(1,896)	(507)
Proceeds from exercise of stock options	97	89
Net cash provided by financing activities	17,112	6,341

Effect of Exchange Rate Changes on Cash	$(885)	$(918)

Increase in Cash and Cash Equivalents	$3,600	$5,058

Cash and Cash Equivalents at Beginning of Period	$29,366	$24,741
Cash and Cash Equivalents at End of Period	$32,966	$29,799
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,124	$947
Income taxes paid	$2,639	$2,155
Non-Cash Investing Activities:
Purchase of property, plant and equipment on account	$324	$1,053
Assets acquired under capital lease obligation	$502	$0
Conversion of CDR equity (note 1)	$0	$716

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2016, the Company owned casino operations in North America; held a majority ownership interest in eight casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)
•	The Century Casino Calgary, Alberta, Canada (“CAL”)
•

The Century Casino St. Albert in Edmonton, Alberta, Canada – See note 3 for information related to the Company’s recent acquisition of Apex Casino, which now operates as Century Casino St. Albert (“CSA”).

•	The Century Casino & Hotel in Central City, Colorado (“CTL”); and
•	The Century Casino & Hotel in Cripple Creek (“CRC”), Colorado

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

On March 20, 2015, CCE converted CAD 11.0 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As a result of the conversion, the Company recognized $0.6 million in additional paid-in capital and $0.1 million in accumulated other comprehensive income that was previously attributed to non-controlling interest.

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

The Company has the following concession, management and consulting service agreements:

•

The Company operates 13 ship-based casinos through concession agreements with four cruise ship owners. The Company began operating the ship-based casinos onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and TUI Discovery, a 2,067 passenger cruise ship, during the second quarter of 2016, and began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship that operates in the China market, in July 2016. Under an amended concession agreement with TUI Cruises, the Company also plans to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship that is expected to begin operating in the third quarter of 2017.

In connection with entering into a concession agreement with Diamond Cruise International Co., Ltd. (“Diamond”) for the operation of the ship-based casino onboard Glory Sea, the Company also entered into a Cooperation Agreement with Dynamic Partners International, Ltd. (“Dynamic”). Under this agreement, Dynamic markets and promotes the casino to VIP players along with facilitating the concession agreement between Diamond and the Company, for which the Company pays Dynamic a portion of the net profit from the casino onboard Glory Sea.

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

•

The Company has a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee. The management agreement expires in 2017 and the Company does not anticipate signing a new agreement.

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

Additional Project Under Development

In September 2016, the Company was selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which will operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton.  The Company estimates this project will cost approximately CAD 50.0 million and be completed by the end of 2018. The Century Mile project is subject to, among other things, the Company’s obtaining financing and the receipt of necessary regulatory and governmental approvals.

Preparation of Financial Statements

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,	September 30,
Ending Rates	2016	2015	2015
Canadian dollar (CAD)	1.3117	1.3840	1.3394
Euros (EUR)	0.8898	0.9209	0.8959
Polish zloty (PLN)	3.8320	3.9464	3.8040

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2016	2015	% Change	2016	2015	% Change
Canadian dollar (CAD)	1.3049	1.3083	0.3%	1.3224	1.2597	(5.0%)
Euros (EUR)	0.8965	0.8991	0.3%	0.8962	0.8973	0.1%
Polish zloty (PLN)	3.8890	3.7665	(3.3%)	3.9057	3.7291	(4.7%)
Source: Pacific Exchange Rate Service

Correction of Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015

The Company identified errors within its statements of cash flows for the nine months ended September 30, 2015. The Company inadvertently failed to remove the effects of a portion of unpaid purchases of property and equipment from the change in accounts payable and purchases of property and equipment in the preparation of the statements of cash flows. This error resulted in the understatement of net cash provided by operating activities of $1.0 million and a corresponding understatement of net cash used in investing activities of $1.0 million, for the nine months ended September 30, 2015. The prior period amounts within the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 have been revised to reflect the correct balances.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The objective of ASU 2015-16 is to simplify the accounting for measurement-period adjustments for acquisitions by eliminating the requirement to retrospectively adjust provisional amounts recognized in a business combination during the measurement period.  ASU 2015-16 requires adjustments to the provisional amounts that are identified during the measurement period to be recognized when they are identified. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted ASU 2015-16 and it could have a material impact on the Company’s consolidated financial statements in relation to the Apex Acquisition (see Note 3).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases.  Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of use asset and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02. Adoption of this standard may have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-15; however, the standard is not expected to have a material impact on its consolidated financial statements.

3.APEX ACQUISITION

On October 1, 2016, the Company’s subsidiary, Century Casino St. Albert Inc.,  acquired 100% of the issued and outstanding shares of Casino St. Albert Inc. (“CSAI”), Action ATM Inc. (“AAI”) and MVP Sports Bar Ltd. (“MVP”), collectively operating the Apex Casino in St. Albert, Edmonton, Canada as well as acquiring the related land and real property held by Game Plan Developments Ltd. (the “Apex Acquisition”). The Company merged CSAI, AAI and MVP with Century Casino St. Albert Inc., the surviving company, and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately seven acres of land that includes 382 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

The Company paid for the acquisition using additional financing from the second amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) (see Note 7). The funds from the BMO Credit Agreement were advanced on September 30, 2016 and the Apex Acquisition was completed on October 1, 2016. The total consideration of CAD 29.9 million  ($22.8 million based on the exchange rate in effect on September 30, 2016) (the “Purchase Price”) for the Apex Acquisition was  reported as restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2016 and consisted of the following:

A)	A CAD 0.6 million deposit, which was paid in two equal parts on April 25, 2016 and June 29, 2016.
B)	CAD 26.5 million, which was paid at closing on October 1, 2016.
C)

The remaining CAD 2.8 million of the Purchase Price remains subject to certain holdbacks in respect of the closing date working capital and other indemnities that are set forth in the purchase agreement. The holdbacks will be held in an escrow account until the completion of the closing working capital statement and the expiration of the agreed upon timelines.

CSA did not contribute any net operating revenue or net earnings attributable to Century Casinos, Inc. shareholders for the three and nine months ended September 30, 2016. The Company is currently completing the fair value assessment of the acquired operations and, as such, the fair value of assets and liabilities that will be recognized have not been disclosed in the financial statements.

Acquisition-related costs

The Company has incurred acquisition costs of approximately $0.1 million for the three and nine months ended September 30, 2016. These costs include legal and accounting fees and have been recorded as general and administrative expenses on the Company’s condensed consolidated statement of earnings.

Pro-forma results

The following table provides unaudited pro forma information of the Company as if the Apex Acquisition had occurred at the beginning of the earliest comparable period presented. This proforma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

	For the nine months
	ended September 30,
Amounts in thousands, except for per share information	2016	2015
Net operating revenue	$108,209	$108,551
Net earnings attributable to Century Casinos, Inc. shareholders	$7,012	$12,089
Basic and diluted earnings per share	$0.29	$0.49

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

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of September 30, 2016 include the operations at CRA, CDR and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR or CPL since the Company’s last annual analysis that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR and CPL are as follows:

	Canada		Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Casinos Poland	Total
Balance – December 31, 2015	$3,551	$137	$6,485	$10,173
Effect of foreign currency translation	196	7	194	397
Balance -- September 30, 2016	$3,747	$144	$6,679	$10,570

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- December 31, 2015	$108	$1,546	$1,654
Effect of foreign currency translation	0	46	46
Balance -- September 30, 2016	$108	$1,592	$1,700

The Company has determined both trademarks have indefinite useful lives and therefore the Company does not amortize the trademarks. Rather, the Company tests its trademarks for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. The Company tests trademarks for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would recognize an impairment charge equal to the difference. No impairment charges related to the Century Casinos and Casinos Poland trademarks have been recorded.

Casino Licenses

Casino licenses consist of the following:

	September 30,	December 31,
Amounts in thousands	2016	2015
Casino licenses	$4,652	$4,131
Less: accumulated amortization	(1,381)	(1,103)
Casino licenses, net	$3,271	$3,028

Casinos Poland

As of September 30, 2016,  Casinos Poland had eight casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2015	$730
License renewal	339
Amortization	(294)
Effect of foreign currency translation	71
Balance -- September 30, 2016	$846

As of September 30, 2016, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2016	$128
2017	346
2018	147
2019	70
2020	155
$846

Such estimates do not reflect the impact of future foreign exchange rate changes or the extension of the current licenses. The weighted average period before the current casino licenses expire is 1.7 years.  In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. In July 2016, the casino license at the Katowice casino expired. In  October 2016, the Company was informed that it will not be granted the available license in Katowice. The casino operations at the Katowice casino have been moved to the Sosnowiec casino,  and the casino license for Katowice was fully amortized as of September 30, 2016. The Company is working to obtain a new license for the Katowice casino as well as evaluating other potential business uses for the Katowice casino. There can be no guarantees that a new license will be granted. If the Company does not receive a new license or identify another business use, an impairment charge related to the Katowice leasehold improvements may be necessary. Such an impairment charge, if any, is not expected to have a material impact to the Company’s financial position or results of operations. In September 2016, the casino license at the Lim Center casino in Warsaw expired and the Company was granted a new license for the Lim Center casino.

Century Downs Racetrack and Casino

CDR currently has two licenses, one from the Alberta Gaming and Liquor Commission and one from HRA. The licenses are indefinite-lived intangible assets and therefore are not amortized.  No impairment charges related to the CDR licenses have been recorded. Changes in the carrying amount of the CDR licenses are as follows:

Amounts in thousands	Century Downs
Balance – December 31, 2015	$2,298
Effect of foreign currency translation	127
Balance -- September 30, 2016	$2,425

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2016	2015	2016	2015
Hotel	$9	$11	$37	$46
Food and beverage	311	277	805	774
	$320	$288	$842	$820

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of September 30, 2016 and December 31, 2015, the outstanding balance of this liability was $0.7 million.

7. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2016 and December 31, 2015 consisted of the following:

Amounts in thousands	September 30, 2016		December 31, 2015
Credit agreement - Bank of Montreal	$42,479	4.06%	$20,419	5.07%
Capital leases - CRA	246	6.45%	0	0.00%
Credit agreement - CPL	522	3.54%	1,647	3.02%
Capital leases - CPL	2	63.21%	13	27.89%
Financing obligation - CDR land lease	14,863	13.73%	14,087	12.94%
Capital leases - CDR	642	5.32%	615	4.57%
Total principal	$58,754	8.09%	$36,781	8.21%
Deferred financing costs	(398)		(261)
Total long-term debt	$58,356		$36,520
Less current portion	(5,510)		(4,123)
Long-term portion	$52,846		$32,397

Bank of Montreal Credit Agreement

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. On September 30, 2016, the Company through its Canadian subsidiaries, entered into the BMO Credit Agreement that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of September 30, 2016, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 55.7 million ($42.5 million based on the exchange rate in effect on September 30, 2016) and the Company had approximately CAD 5.2 million ($4.0 million based on the exchange rate in effect on September 30, 2016) available under the BMO Credit Agreement.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of September 30, 2016, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on September 30, 2016) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of September 30, 2016, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of September 30, 2016, the Company had CAD 4.1 million ($3.1 million based on the exchange rate in effect on September 30, 2016) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid it cannot be re-borrowed. As of September 30, 2016, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on September 30, 2016 and 2015) were recorded as general and administrative expense in the condensed consolidated statements of earnings for each of the three and nine months ended September 30, 2016 and 2015. The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio, a fixed charge coverage ratio, a requirement to maintain a CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of September 30, 2016.

In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s BMO Credit Agreement. The Company’s two interest rate swap agreements are set at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively, with terms that expire in August 2019.  The notional amount for each of the interest rate swap agreements was CAD 9.4 million ($7.2 million based on the exchange rate in effect on September 30, 2016).  The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended September 30, 2016 and 2015. These costs are included in interest expense in the condensed consolidated statements of earnings.

Century Resorts Alberta

As of September 30, 2016, CRA had a capital lease agreement totaling CAD 0.3 million ($0.2 million based on the exchange rate in effect on September 30, 2016) for surveillance equipment.

Casinos Poland

As of September 30, 2016, CPL had debt totaling PLN 2.0 million ($0.5 million based on the exchange rate in effect on September 30, 2016) under two credit agreements and one capital lease agreement. CPL also had a credit facility that had no outstanding balance as of September 30, 2016 and December 31, 2015.

The first credit agreement is with mBank (formerly known as BRE Bank). Under this credit agreement, CPL entered into a three year term loan in November 2013 at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.75%. Proceeds from the loan were used to repay the balance of the Bank Pocztowy loan related to the CPL properties, invest in slot equipment and relocate the Company’s Poznan, Poland casino. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of September 30, 2016, the amount outstanding on the term loan was PLN 0.8 million ($0.2 million based on the exchange rate in effect on September 30, 2016). CPL has no further borrowing availability under the loan, and the loan matures in November 2016. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2016.

The second credit agreement is also with mBank. Under this credit agreement, CPL entered into a three year term loan on September 15, 2014 at an interest rate of WIBOR plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. The mBank credit agreement is secured by a building owned by CPL in Warsaw, Poland. As of September 30, 2016, the amount outstanding on the term loan was PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2016). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain debt ratios and current liquidity ratios of 0.6 or higher. On March 26, 2015, CPL and mBank amended the credit agreement to lower the current liquidity ratio to 0.5. CPL was in compliance with all covenants of this mBank agreement as of September 30, 2016.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of September 30, 2016, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.8 million based on the exchange rate in effect on September 30, 2016) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of September 30, 2016.

CPL’s remaining debt is a capital lease agreement for a vehicle. As of September 30, 2016, the amount outstanding was less than PLN 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2016).

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on September 30, 2016). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained $0.2 million in deposits for this purpose as of September 30, 2016. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

As of September 30, 2016, CDR had debt totaling CAD 20.3 million ($15.5 million based on the exchange rate in effect on September 30, 2016). The debt includes CDR’s land lease and six capital lease agreements.

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2016, the outstanding balance on the financing obligation was CAD 19.5 million ($14.9 million based on the exchange rate in effect on September 30, 2016) and the implicit interest rate was 10.0%.

CDR’s remaining debt consists of six capital lease agreements for equipment used in the operation of CDR. As of September 30, 2016, the amount outstanding was CAD 0.8 million ($0.6 million based on the exchange rate in effect on September 30, 2016).

As of September 30, 2016, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Century Resorts Alberta	Century Downs	Casinos Poland	Total
2016	$1,138	$23	$95	$289	$1,545
2017	4,552	95	349	235	5,231
2018	4,552	101	116	0	4,769
2019	15,767	27	43	0	15,837
2020	1,969	0	28	0	1,997
Thereafter	14,501	0	14,874	0	29,375
Total	$42,479	$246	$15,505	$524	$58,754

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

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of September 30, 2016 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on September 30, 2016). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of September 30, 2016 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of September 30, 2016.   The decision rendered by the Supreme Administrative Court in March 2016 and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of September 30, 2016.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.  The Company changed its payroll and withholding processes pertaining to tips received by CPL employees to comply with the Supreme Administrative Court’s decision in the third quarter of 2016.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011.

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

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2016, the Company recognized income tax expense of $2.4 million on pre-tax income of $11.3 million, representing an effective income tax rate of 21.0% compared to an income tax expense of $0.4 million on pre-tax income of $12.7 million, representing an effective income tax rate of 3.2% for the same period in 2015.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. The Company’s effective tax rate is lower because there is a lower statutory tax rate in the countries where the Company pays taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for the Company’s Canadian and Polish operations due to exchange rate benefits.  In addition, the Company continues to maintain a full valuation allowance on all of its U.S. deferred tax assets and on certain Canadian deferred tax assets.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2016	2015	2016	2015
Weighted average common shares, basic	24,440	24,399	24,452	24,389
Dilutive effect of stock options	235	41	192	41
Weighted average common shares, diluted	24,675	24,440	24,644	24,430

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2016	2015	2016	2015
Stock options	35	1,469	35	1,469

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps (1)	$0	$(187)	$0	$0	$(194)	$0

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

Long-Term Debt – The carrying value of the Company’s long-term debt approximates fair value because it bears interest at the lender’s variable rate for the debt related to the BMO Credit Agreement, the CPL credit agreements and CPL credit facility as of September 30, 2016 and December 31, 2015. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL debt are designated as Level 2 measurements in the fair value hierarchy due to quoted prices in active markets for similar liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. As of September 30, 2016,  the Company had two interest rate swap agreements, each with a notional amount of CAD 9.4 million ($7.2 million based on the exchange rate in effect on September 30, 2016) at a fixed CDOR rate of 3.92% and 3.89%, respectively, which were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months		For the nine months
Derivatives not designated as	Income Statement	ended September 30,		ended September 30,
ASC 815 hedges	Classification	2016	2015	2016	2015
Interest Rate Swaps	Interest Expense	$97	$229	$417	$518

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of September 30, 2016			As of December 31, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$(67)	$0	$(67)	$(86)	$0	$(86)
Interest rate swaps - non-current	Taxes payable and other	(120)	0	(120)	(108)	0	(108)
Total derivative liabilities		$(187)	$0	$(187)	$(194)	$0	$(194)

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

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

The following tables provide information regarding the Company’s segments for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$12,005	$8,188	$13,356	$977	$34,526

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,467	$1,000	$684	$(1,264)	$1,887
Interest expense (income), net	655	0	(1)	(5)	649
Income taxes (benefit)	365	614	319	(505)	793
Depreciation and amortization	775	624	629	105	2,133
Non-controlling interest	183	0	343	0	526
Non-cash stock-based compensation	0	0	0	192	192
(Gain) loss on foreign currency transactions and other	(71)	0	48	3	(20)
Loss on disposition of fixed assets	5	0	0	0	5
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$3,379	$2,238	$2,022	$(1,368)	$6,271

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended September 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$12,198	$7,958	$12,449	$921	$33,526

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,957	$931	$536	$(696)	$2,728
Interest expense (income), net	783	0	31	(4)	810
Income taxes (benefit)	519	571	227	(944)	373
Depreciation and amortization	644	638	678	118	2,078
Non-controlling interest	145	0	266	0	411
Non-cash stock-based compensation	0	0	0	423	423
(Gain) loss on foreign currency transactions and other	(148)	0	(98)	6	(240)
Loss on disposition of fixed assets	2	0	131	3	136
Adjusted EBITDA	$3,902	$2,140	$1,771	$(1,094)	$6,719

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Nine Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$37,470	$22,970	$39,190	$2,627	$102,257

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,076	$2,378	$2,029	$(3,453)	$6,030
Interest expense (income), net	2,189	0	22	(13)	2,198
Income taxes (benefit)	1,477	1,460	936	(1,495)	2,378
Depreciation and amortization	2,246	1,875	1,863	276	6,260
Non-controlling interest	1,918	0	1,015	0	2,933
Non-cash stock-based compensation	0	0	0	573	573
(Gain) loss on foreign currency transactions and other	(1,616)	0	(174)	12	(1,778)
Loss on disposition of fixed assets	26	3	13	0	42
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$11,316	$5,716	$5,704	$(3,994)	$18,742

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Nine Months Ended September 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$33,951	$21,960	$38,858	$7,034	$101,803

Net earnings attributable to Century Casinos, Inc. shareholders	$6,355	$2,125	$1,884	$806	$11,170
Interest expense (income), net	2,406	0	110	(10)	2,506
Income taxes (benefit)	1,479	1,301	743	(3,121)	402
Depreciation and amortization	1,635	1,904	1,925	316	5,780
Non-controlling interest	143	0	942	0	1,085
Non-cash stock-based compensation	0	0	0	1,230	1,230
Gain on foreign currency transactions and other	(670)	0	(466)	(6)	(1,142)
Loss on disposition of fixed assets	4	0	273	4	281
Preopening expenses	345	0	0	0	345
Other one-time income (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$11,697	$5,330	$5,411	$(4,146)	$18,292

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income for Corporate and Other relates to the $3.4 million consideration for the Termination Agreement with Norwegian.

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed by us through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino Calgary, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

On October 1, 2016, our subsidiary, Century Casino St. Albert, acquired 100% of the issued and outstanding shares of CSAI, AAI and MVP, collectively operating the Apex Casino in St. Albert, Edmonton, Canada, as well as acquiring the related land and real property held by Game Plan Developments Ltd. (the “Apex Acquisition”). The Company merged CSAI, AAI and MVP with Century Casino St. Albert, the surviving company, and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately seven acres of land that includes 382 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of September 30, 2016, owned and operated eight casinos throughout Poland with a total of 483 slot machines and 74 tables. The following table summarizes the Polish cities in which CPL operated as of September 30, 2016, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	24
Warsaw	LIM Center	66	4
Krakow	Dwor Kosciuszko Hotel	60	8
Lodz	Manufaktura Entertainment Complex	58	7
Wroclaw	HP Park Plaza Hotel	69	12
Poznan	Hotel Andersia	58	9
Sosnowiec*	Sosnowiec City Center	55	6
Plock	Hotel Plock	47	4

* The casino license at the Katowice casino expired in July 2016 and casino operations at the Katowice casino were moved to the Sosnowiec casino.

We were granted a new casino license at the Lim Center casino in Warsaw to replace the casino license that expired in September 2016.

•

We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR’s casino and racetrack opened in April 2015. CDR is the only horse race track in the Calgary area and is located less than one-mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport. The 2016 horse racing season is from February to November.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of September 30, 2016, we operated  13 ship-based casinos through concession agreements with four cruise ship owners.  The 13 ship-based casinos that we operated had a total of 216 slot machines and 30 tables. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of September 30, 2016,  and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	20	1
TUI Cruises	Mein Schiff 2	21	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	1
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	12	2
TUI Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	20	10

In June 2016, we began operating the ship-based casinos onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and the TUI Discovery, a 2,067 passenger cruise ship. We began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship, in July 2016. Glory Sea operates in the Chinese cruise market with four-day trips between China, South Korea and Japan. Under an amended concession agreement with TUI Cruises, we also plan to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship scheduled to begin operations in the third quarter of 2017.

In July 2016, we entered into a Cooperation Agreement with Dynamic regarding the operations of the ship-based casino onboard Glory Sea. Under the Cooperation Agreement, we operate the casino and Dynamic markets and promotes the casino to VIP players along with facilitating our concession agreement with Diamond, for which we pay Dynamic a portion of the net profit from the casino onboard Glory Sea.

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

•

We have a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which we receive a monthly management fee. The management agreement ends in 2017 and we do not anticipate signing a new agreement.

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

Additional Project Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which will operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton.  We estimate this project will cost approximately CAD 50 million and be completed by the end of 2018. The Century Mile project is subject to, among other things, the Company’s obtaining financing and the receipt of necessary regulatory and governmental approvals.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2016	2015	% Change	2016	2015	% Change
Canadian dollar (CAD)	1.3049	1.3083	0.3%	1.3224	1.2597	(5.0%)
Euros (EUR)	0.8965	0.8991	0.3%	0.8962	0.8973	0.1%
Polish zloty (PLN)	3.8890	3.7665	(3.3%)	3.9057	3.7291	(4.7%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming Revenue	$30,554	$29,636	$918	3.1%	$89,615	$88,285	$1,330	1.5%
Hotel Revenue	534	476	58	12.2%	1,469	1,263	206	16.3%
Food and Beverage Revenue	3,030	3,164	(134)	(4.2%)	8,950	8,949	1	0.0%
Termination of Concession Agreements	0	0	0	0.0%	0	3,365	(3,365)	(100.0%)
Other Revenue	2,811	2,551	260	10.2%	8,839	6,318	2,521	39.9%
Gross Revenue	36,929	35,827	1,102	3.1%	108,873	108,180	693	0.6%
Less Promotional Allowances	(2,403)	(2,301)	102	4.4%	(6,616)	(6,377)	239	3.7%
Net Operating Revenue	34,526	33,526	1,000	3.0%	102,257	101,803	454	0.4%
Gaming Expenses	(14,601)	(13,284)	1,317	9.9%	(42,228)	(42,179)	49	0.1%
Hotel Expenses	(143)	(149)	(6)	(4.0%)	(416)	(416)	0	0.0%
Food and Beverage Expenses	(2,673)	(2,698)	(25)	(0.9%)	(7,884)	(7,679)	205	2.7%
General and Administrative Expenses	(11,141)	(11,235)	(94)	(0.8%)	(33,708)	(31,728)	1,980	6.2%
Total Operating Costs and Expenses	(30,691)	(29,444)	1,247	4.2%	(90,496)	(87,782)	2,714	3.1%
Earnings from Operations	3,835	4,082	(247)	(6.1%)	11,761	14,021	(2,260)	(16.1%)
Non-Controlling Interest	(526)	(411)	115	28.0%	(2,933)	(1,085)	1,848	170.3%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,887	2,728	(841)	(30.8%)	6,030	11,170	(5,140)	(46.0%)
Adjusted EBITDA	$6,271	$6,719	$(448)	(6.7%)	$18,742	$18,292	$450	2.5%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.08	$0.11	$(0.03)	(27.3%)	$0.25	$0.46	$(0.21)	(45.7%)
Diluted Earnings Per Share	$0.08	$0.11	$(0.03)	(27.3%)	$0.25	$0.46	$(0.21)	(45.7%)

Factors that impacted comparability between periods are discussed below. For details regarding the results, see “Reportable Segments” below.

•

In March 2015, we acquired an additional 60% ownership interest in CDR through the conversion of CAD 11.0 million in loans we made to CDR. We now own 75% of CDR. The non-controlling interest in CDR was 85% through March 19, 2015, and 25% beginning as of March 20, 2015. The casino and racetrack at CDR began operating in April 2015.

CDR contributed $4.4 million in net operating revenue and $0.7 million in net earnings and $3.9 million in net operating revenue and $0.5 million in net earnings for the quarters ended September 30, 2016 and 2015, respectively. CDR contributed $12.3 million in net operating revenue and $1.9 million in net earnings and $8.6 million in net operating revenue and $1.4 million in net earnings for the nine months ended September 30, 2016 and 2015, respectively. CDR is reported in the Canada reportable segment.

•	CBS began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in CBS.

CBS contributed $1.1 million in net operating revenue and $0.1 million in net earnings and $1.1 million in net operating revenue and $0.2 million in net earnings for the quarters ended September 30, 2016 and 2015, respectively. CBS contributed $3.3 million in net operating revenue and ($0.2) million in net losses and $2.0 million in net operating revenue and $0.3 million in net earnings for the nine months ended September 30, 2016 and 2015, respectively. CBS is reported in the Canada reportable segment.

•

In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015 and recorded this on our condensed consolidated statement of earnings under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the termination agreement. This is included in the Corporate and Other reportable segment.

•

In March 2015, we entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter. This is included in the Corporate and Other reportable segment.

Net operating revenue increased by $1.0 million, or 3.0%, and by $0.5 million, or 0.4%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

•	Canada decreased by ($0.2) million, or (1.6%), and increased by $3.5 million, or 10.4%.
•	United States increased by $0.2 million, or 2.9%, and by $1.0 million, or 4.6%.
•	Poland increased by $0.9 million, or 7.3%, and by $0.3 million, or 0.9%.
•	Corporate and Other increased by $0.1 million, or 6.1%, and decreased by ($4.4) million, or (62.7%).

Operating costs and expenses increased by $1.2 million, or 4.2%, and by $2.7 million, or 3.1%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. Following is a breakout of total operating costs and expenses by segment for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

•	Canada increased by $0.5 million, or 5.2%, and by $4.2 million, or 17.3%.
•	United States increased by $0.1 million, or 1.8%, and by $0.6 million, or 3.2%.
•	Poland increased by $0.5 million, or 4.1%, and decreased by ($0.3) million, or (0.8%).
•	Corporate and Other increased by $0.2 million, or 7.4%, and decreased by ($1.8) million, or (19.1%).

Earnings from operations decreased by ($0.2) million, or (6.1%), and by ($2.3) million, or (16.1%), for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

•	Canada decreased by ($0.7) million, or (20.2%), and by ($0.7) million, or (6.9%).
•	United States increased by $0.1 million, or 7.5%, and by $0.4 million, or 12.0%.
•	Poland increased by $0.4 million, or 44.8%, and by $0.6 million, or 19.1%.
•	Corporate and Other decreased by ($0.1) million, or (8.1%), and by ($2.6) million, or (112.3%).

Net earnings decreased by ($0.8) million, or (30.8%), and by ($5.1) million, or (46.0%), for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,467	$1,000	$684	$(1,264)	$1,887
Interest expense (income), net	655	0	(1)	(5)	649
Income taxes (benefit)	365	614	319	(505)	793
Depreciation and amortization	775	624	629	105	2,133
Non-controlling interest	183	0	343	0	526
Non-cash stock-based compensation	0	0	0	192	192
(Gain) loss on foreign currency transactions and other	(71)	0	48	3	(20)
Loss on disposition of fixed assets	5	0	0	0	5
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$3,379	$2,238	$2,022	$(1,368)	$6,271

	For the Three Months Ended September 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,957	$931	$536	$(696)	$2,728
Interest expense (income), net	783	0	31	(4)	810
Income taxes (benefit)	519	571	227	(944)	373
Depreciation and amortization	644	638	678	118	2,078
Non-controlling interest	145	0	266	0	411
Non-cash stock-based compensation	0	0	0	423	423
(Gain) loss on foreign currency transactions and other	(148)	0	(98)	6	(240)
Loss on disposition of fixed assets	2	0	131	3	136
Adjusted EBITDA	$3,902	$2,140	$1,771	$(1,094)	$6,719

	For the Nine Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$5,076	$2,378	$2,029	$(3,453)	$6,030
Interest expense (income), net	2,189	0	22	(13)	2,198
Income taxes (benefit)	1,477	1,460	936	(1,495)	2,378
Depreciation and amortization	2,246	1,875	1,863	276	6,260
Non-controlling interest	1,918	0	1,015	0	2,933
Non-cash stock-based compensation	0	0	0	573	573
(Gain) loss on foreign currency transactions and other	(1,616)	0	(174)	12	(1,778)
Loss on disposition of fixed assets	26	3	13	0	42
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$11,316	$5,716	$5,704	$(3,994)	$18,742

	For the Nine Months Ended September 30, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$6,355	$2,125	$1,884	$806	$11,170
Interest expense (income), net	2,406	0	110	(10)	2,506
Income taxes (benefit)	1,479	1,301	743	(3,121)	402
Depreciation and amortization	1,635	1,904	1,925	316	5,780
Non-controlling interest	143	0	942	0	1,085
Non-cash stock-based compensation	0	0	0	1,230	1,230
Gain on foreign currency transactions and other	(670)	0	(466)	(6)	(1,142)
Loss on disposition of fixed assets	4	0	273	4	281
Preopening expenses	345	0	0	0	345
Other one-time income	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$11,697	$5,330	$5,411	$(4,146)	$18,292

Non-GAAP Measures – Net Debt

We define Net Debt as total long-term debt (including current portion) plus deferred financing costs minus cash and cash equivalents. Net Debt is not considered a liquidity measure recognized under US GAAP. Management believes that Net Debt is a valuable measure of our overall financial situation. Net Debt provides investors with an indication of our ability to pay off all of our long-term debt if it became due simultaneously. The reconciliation of Net Debt is presented below.

Amounts in thousands	September 30, 2016
Total long-term debt, including current portion	$58,356
Deferred financing costs	398
Total principal	$58,754
Less: cash and cash equivalents	32,966
Net debt	$25,788

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$8,006	$8,131	$(125)	(1.5%)	$24,806	$23,229	$1,577	6.8%
Hotel	130	161	(31)	(19.3%)	422	498	(76)	(15.3%)
Food and Beverage	1,878	2,104	(226)	(10.7%)	5,926	6,184	(258)	(4.2%)
Other	2,217	2,070	147	7.1%	6,921	4,827	2,094	43.4%
Gross Revenue	12,231	12,466	(235)	(1.9%)	38,075	34,738	3,337	9.6%
Less Promotional Allowances	(226)	(268)	(42)	(15.7%)	(605)	(787)	(182)	(23.1%)
Net Operating Revenue	12,005	12,198	(193)	(1.6%)	37,470	33,951	3,519	10.4%
Gaming Expenses	(2,556)	(2,252)	304	13.5%	(7,659)	(6,706)	953	14.2%
Hotel Expenses	(49)	(46)	3	6.5%	(140)	(140)	0	0.0%
Food and Beverage Expenses	(1,566)	(1,683)	(117)	(7.0%)	(4,802)	(4,827)	(25)	(0.5%)
General and Administrative Expenses	(4,460)	(4,317)	143	3.3%	(13,579)	(10,930)	2,649	24.2%
Total Operating Costs and Expenses	(9,406)	(8,942)	464	5.2%	(28,426)	(24,238)	4,188	17.3%
Earnings from Operations	2,599	3,256	(657)	(20.2%)	9,044	9,713	(669)	(6.9%)
Non-Controlling Interest	(183)	(145)	38	26.2%	(1,918)	(143)	1,775	(1241.3%)
Net Earnings	1,467	1,957	(490)	(25.0%)	5,076	6,355	(1,279)	(20.1%)
Adjusted EBITDA	$3,379	$3,902	$(523)	(13.4%)	$11,316	$11,697	$(381)	(3.3%)

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., completed the Apex Acquisition and began operating Century Casino St. Albert, which is a 34,500 square foot casino facility located on approximately seven acres of land that includes 382 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

Three Months Ended September 30, 2016 and 2015

The following discussion highlights results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The quarter over quarter average rate between the U.S. dollar and Canadian dollar remained constant for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue Highlights

	In CAD		In U.S. dollars
•

At CRA, net operating revenue decreased by (CAD 0.7) million, or (9.2%), due to lower gaming and food and beverage revenue. We are conducting a casino remodel at CRA, which contributed to the decrease in revenue.

		•	At CRA, net operating revenue decreased by ($0.5) million, or (8.9%).
•	At CAL, net operating revenue decreased by (CAD 0.2) million, or (9.7%), due to decreased gaming revenue.	•	At CAL, net operating revenue decreased by ($0.2) million, or (9.6%).
•	At CDR, net operating revenue increased by CAD 0.6 million, or 12.8%, due to increased gaming and racing revenue as well as additional revenue from leasing barn space.	•	At CDR, net operating revenue increased by $0.5 million, or 13.0%.

Revenue Highlights continued

	In CAD		In U.S. dollars
•	At CBS, net operating revenue remained constant.	•	At CBS, net operating revenue remained constant.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA and CAL, operating expenses remained constant.	•	At CRA and CAL, operating expenses remained constant.
•	At CDR, operating expenses increased by CAD 0.2 million, or 4.3%, primarily due to increased marketing expenses.	•	At CDR, operating expenses increased by $0.1 million, or 4.5%.
•	At CBS, operating expenses increased by CAD 0.3 million, or 29.6%, due to increased expenses related to the pari-mutuel off-track betting network.	•	At CBS, operating expenses increased by $0.2 million, or 29.6%.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars
•	Interest expense decreased by (CAD 0.2) million, or (16.7%), related to our BMO Credit Agreement and long-term debt at CRA and CDR.	•	Interest expense decreased by ($0.1) million, or (16.4%).
•	Foreign currency losses at all Canadian properties increased by CAD 0.2 million, or 109.6%.	•	Foreign currency losses at all Canadian properties decreased by ($0.1) million, or (52.0%).
•	Income tax expense decreased by (CAD 0.2) million, or (30.0%).	•	Income tax expense decreased by ($0.2) million, or (29.7%).

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2016 and 2015

The following discussion highlights results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increased revenue and expenses in our Canada segment primarily relate to the operations of CDR and CBS throughout the nine-month period ended September 30, 2016. CDR began operations in April 2015 and CBS began operations in May 2015.

Results in U.S. dollars were impacted by a 5.0% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue decreased by (CAD 0.6) million, or (2.9%), due to lower gaming and food and beverage revenue. The casino remodel at CRA contributed to the decrease in revenue.	•	At CRA, net operating revenue decreased by ($1.3) million, or (7.6%).

•	At CAL, net operating revenue remained constant.	•	At CAL, net operating revenue decreased ($0.2) million, or (4.1%).

Revenue Highlights continued

	In CAD		In U.S. dollars
•

At CDR, net operating revenue increased CAD 5.4 million, or 49.4%, due to operating the casino for three additional months and the race track for approximately two additional months in 2016 compared to 2015.

		•	At CDR, net operating revenue increased by $3.7 million, or 43.6%.
•	At CBS, net operating revenue increased by CAD 1.9 million, or 75.2%, due to operating the pari-mutuel network for the full nine months in 2016 as compared to May through September in 2015.	•	At CBS, net operating revenue increased by $1.3 million, or 69.0%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses increased by CAD 0.4 million, or 3.2%, primarily due to increased payroll costs, marketing expenses and administrative expenses.	•	At CRA, operating expenses decreased by ($0.2) million, or (1.8%).
•	At CAL, operating expenses increased by CAD 0.3 million, or 4.1%, primarily due to increased payroll costs, property taxes and administrative expenses.	•	At CAL, operating expenses remained constant.
•

At CDR, operating expenses increased by CAD 3.1 million, or 39.9%, due to operating the casino for three additional months and the race track for approximately two additional months in 2016 compared to 2015.

		•	At CDR, operating expenses increased by $2.1 million, or 34.6%.
•	At CBS, operating expenses increased by CAD 3.1 million, or 180.5%, due to operating the pari-mutuel network for the full nine months in 2016 as compared to May through September in 2015.	•	At CBS, operating expenses increased by $2.3 million, or 170.4%.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars
•	Interest expense decreased by (CAD 0.1) million, or (3.2%), related to our BMO Credit Agreement and long-term debt at CRA and CDR.	•	Interest expense decreased by ($0.2) million, or (8.4%).
•	Foreign currency losses at all Canadian properties decreased by (CAD 1.3) million, or (101.5%).	•	Foreign currency losses at all Canadian properties increased by $0.2 million, or 91.1%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$8,691	$8,532	$159	1.9%	$24,559	$23,913	$646	2.7%
Hotel	404	315	89	28.3%	1,047	765	282	36.9%
Food and Beverage	1,013	927	86	9.3%	2,590	2,371	219	9.2%
Other	105	99	6	6.1%	287	267	20	7.5%
Gross Revenue	10,213	9,873	340	3.4%	28,483	27,316	1,167	4.3%
Less Promotional Allowances	(2,025)	(1,915)	110	5.7%	(5,513)	(5,356)	157	2.9%
Net Operating Revenue	8,188	7,958	230	2.9%	22,970	21,960	1,010	4.6%
Gaming Expenses	(3,318)	(3,253)	65	2.0%	(9,576)	(9,407)	169	1.8%
Hotel Expenses	(94)	(103)	(9)	(8.7%)	(276)	(276)	0	0.0%
Food and Beverage Expenses	(663)	(658)	5	0.8%	(1,826)	(1,766)	60	3.4%
General and Administrative Expenses	(1,875)	(1,804)	71	3.9%	(5,579)	(5,181)	398	7.7%
Total Operating Costs and Expenses	(6,574)	(6,456)	118	1.8%	(19,132)	(18,534)	598	3.2%
Earnings from Operations	1,614	1,502	112	7.5%	3,838	3,426	412	12.0%
Net Earnings	1,000	931	69	7.4%	2,378	2,125	253	11.9%
Adjusted EBITDA	$2,238	$2,140	$98	4.6%	$5,716	$5,330	$386	7.2%

Three Months Ended September 30, 2016 and 2015

The following discussion highlights results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Market Share Highlights

•	The Central City market increased by 5.8% and CTL’s share of the Central City market was 28.6%, remaining constant compared to the three months ended September 30, 2015.
•	The Cripple Creek market increased by 2.0% and CRC’s share of the Cripple Creek market was 9.7%, a decrease of 4.5% compared to the three months ended September 30, 2015.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.4 million, or 9.5%, due to increased gaming revenue, primarily from slot machines, and increased food and beverage revenue.
•	At CRC, net operating revenue decreased by ($0.2) million, or (5.4%), due to decreased gaming revenue, primarily from slot machines, and increased promotional allowances.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.1 million, or 2.6%, due to increased gaming-related expenses, payroll expenses and general and administrative expenses.
•	At CRC, operating expenses remained constant.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2016 and 2015

The following discussion highlights results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Market Share Highlights

•	The Central City market increased by 5.3% and CTL’s share of the Central City market was 28.4%, a decrease of (1.2%) compared to the nine months ended September 30, 2015.
•	The Cripple Creek market increased by 2.8% and CRC’s share of the Cripple Creek market was 9.8%, a decrease of 1.6% compared to the nine months ended September 30, 2015.

Revenue Highlights

•	At CTL. net operating revenue increased by $1.0 million, or 7.4%, due to increased gaming revenue, primarily from slot machines, as well as increased hotel and food and beverage revenue.
•	At CRC, net operating revenue remained constant due to increased hotel revenue offset by increased promotional allowances.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.5 million, or 4.6%, due to increased gaming-related expenses, payroll expenses and general and administrative expenses.
•	At CRC, operating expenses increased by $0.1 million, or 1.3%, due to increased gaming-related expenses.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.2 million, or 12.2%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$13,324	$12,449	$875	7.0%	$38,995	$38,362	$633	1.7%
Food and Beverage	139	133	6	4.5%	434	394	40	10.2%
Other	45	(23)	68	295.7%	259	328	(69)	(21.0%)
Gross Revenue	13,508	12,559	949	7.6%	39,688	39,084	604	1.5%
Less Promotional Allowances	(152)	(110)	42	38.2%	(498)	(226)	272	120.4%
Net Operating Revenue	13,356	12,449	907	7.3%	39,190	38,858	332	0.9%
Gaming Expenses	(8,139)	(7,409)	730	9.9%	(23,853)	(23,687)	166	0.7%
Food and Beverage Expenses	(444)	(357)	87	24.4%	(1,256)	(1,086)	170	15.7%
General and Administrative Expenses	(2,751)	(3,043)	(292)	(9.6%)	(8,390)	(8,947)	(557)	(6.2%)
Total Operating Costs and Expenses	(11,963)	(11,487)	476	4.1%	(35,362)	(35,645)	(283)	(0.8%)
Earnings from Operations	1,393	962	431	44.8%	3,828	3,213	615	19.1%
Non-Controlling Interest	(343)	(266)	77	28.9%	(1,015)	(942)	73	7.7%
Net Earnings	684	536	148	27.6%	2,029	1,884	145	7.7%
Adjusted EBITDA	$2,022	$1,771	$251	14.2%	$5,704	$5,411	$293	5.4%

Three Months Ended September 30, 2016 and 2015

The following discussion highlights results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Results in U.S. dollars were impacted by a 3.3% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 5.0 million, or 10.8%, due to increased slot and blackjack revenue.	•	Net operating revenue increased by $0.9 million, or 7.3%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 3.2 million, or 7.5%, primarily due to increased gaming expenses, marketing expenses and payroll costs.	•	Operating expenses increased by $0.5 million, or 4.1%.

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
•	Interest expense decreased by (PLN 0.1) million, or (76.4%).	•	Interest expense decreased by less than ($0.1) million, or (78.8%).
•	Income tax expense increased by PLN 0.4 million, or 44.8%.	•	Income tax expense increased by $0.1 million, or 40.5%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2016 and 2015

The following discussion highlights results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Results in U.S. dollars were impacted by a 4.7% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue Highlights

	In PLN		In U.S. dollars
•

Net operating revenue increased by PLN 8.1 million, or 5.6%, due to increased slot revenue of PLN 15.7 million, offset by decreased table revenue, primarily from roulette, of (PLN 6.5) million and increased promotional allowances.

		•	Net operating revenue increased by $0.3 million, or 0.9%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 5.1 million, or 3.8%, primarily due to increased gaming expenses and increased payroll costs and administrative expenses, offset by decreased marketing expenses.	•	Operating expenses decreased by ($0.3) million, or (0.8%).

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
•	Interest expense decreased by (PLN 0.3) million, or (68.8%).	•	Interest expense decreased by ($0.1) million, or (70.6%).
•	Foreign currency losses decreased by (PLN 0.1) million, or (26.0%).	•	Foreign currency losses decreased by ($0.3) million, or (62.7%).
•	Income tax expense increased by PLN 0.9 million, or 32.2%.	•	Income tax expense increased by $0.2 million, or 26.0%.

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

The balance of the potential liability on our condensed consolidated balance sheet for all open periods as of September 30, 2016 is estimated at PLN 8.6 million ($2.2 million based on the exchange rate in effect on September 30, 2016). We have evaluated the contingent liability recorded on our condensed consolidated balance sheet as of September 30, 2016 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips. The decision rendered by the Supreme Administrative Court in March 2016 and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and we have not recorded any additional obligation related to such taxes as of September 30, 2016. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows. To address these issues, we changed the payroll and withholding processes for CPL beginning in the third quarter of 2016. As a result of these changes, payroll costs for the third quarter of 2016 increased by PLN 1.5 million ($0.4 million based on the exchange rate in effect on September 30, 2016). We anticipate annual payroll costs to increase by approximately PLN 5.0 million ($1.3 million based on the exchange rate in effect on September 30, 2016).

Corporate and Other
	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	Change	% Change	2016	2015	Change	% Change
Gaming	$533	$524	$9	1.7%	$1,255	$2,781	$(1,526)	(54.9%)
Termination of Concession Agreements	0	0	0	0.0%	0	3,365	(3,365)	(100.0%)
Other	444	405	39	9.6%	1,372	896	476	53.1%
Gross Revenue	977	929	48	5.2%	2,627	7,042	(4,415)	(62.7%)
Less Promotional Allowances	0	(8)	(8)	(100.0%)	0	(8)	(8)	(100.0%)
Net Operating Revenue	977	921	56	6.1%	2,627	7,034	(4,407)	(62.7%)
Gaming Expenses	(588)	(370)	218	58.9%	(1,140)	(2,379)	(1,239)	(52.1%)
General and Administrative Expenses	(2,055)	(2,071)	(16)	(0.8%)	(6,160)	(6,670)	(510)	(7.6%)
Total Operating Costs and Expenses	(2,748)	(2,559)	189	7.4%	(7,576)	(9,365)	(1,789)	(19.1%)
Losses from Operations	(1,771)	(1,638)	(133)	(8.1%)	(4,949)	(2,331)	(2,618)	(112.3%)
Net (Loss) Earnings	(1,264)	(696)	(568)	(81.6%)	(3,453)	806	(4,259)	(528.4%)
Adjusted EBITDA	$(1,368)	$(1,094)	$(274)	(25.0%)	$(3,994)	$(4,146)	$152	3.7%

Three Months Ended September 30, 2016 and 2015

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

The following discussion highlights results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue Highlights

•

Net operating revenue remained constant due to the additional revenue from the Mein Schiff 5, Thomson Discovery and Glory Sea offset by the decreased revenue from a casino onboard a cruise ship that we no longer operate.

Operating Expense Highlights

•

Operating expenses increased by $0.2 million, or 7.4%, due to increased cruise ship-related expenses resulting from the additional payroll and setup costs associated with opening the casino onboard Glory Sea.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.4 million, or 46.5%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2016 and 2015

The following discussion highlights results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue Highlights

•

Net operating revenue decreased ($4.4) million, or (62.7%), because of $3.4 million of revenue related to the termination of the concession agreements with Oceania and Regent that we recognized in the 2015 period and decreased revenue related to a casino onboard a cruise ship that we no longer operate, offset by an additional five months of revenue from the consulting agreement with Norwegian and revenue from beginning casino operations onboard Mein Schiff 5, Thomson Discovery and Glory Sea.

Operating Expense Highlights

•

Operating expenses decreased by ($1.8) million, or (19.1%), primarily due to decreased cruise ship-related expenses as a result of the termination of the concession agreements with Oceania and Regent and decreased stock compensation expense.

Additional Items Impacting Net Income

•	Income tax expense increased by $1.6 million, or 52.1%, as a result of releasing the Austrian valuation allowance of ($1.6) million in the second quarter of 2015, which did not recur during 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2016 and 2015 was as follows:

	For the three months				For the nine months
	ended September 30,				ended September 30,
Amounts in thousands	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest Income	$18	$6	$12	200.0%	$49	$21	$28	133.3%
Interest Expense	(667)	(816)	(149)	(18.3%)	(2,247)	(2,527)	(280)	(11.1%)
Gain on Foreign Currency Transactions and Other	20	240	(220)	(91.7%)	1,778	1,142	636	55.7%
Non-Operating Income (Expense)	$(629)	$(570)	$(59)	(10.4%)	$(420)	$(1,364)	$944	69.2%

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), the fair value adjustments for our interest rate swap agreements, our CPL borrowings, and interest expense related to CDR’s land lease and CRA’s and CDR’s capital lease agreements. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions and Other

Gain on foreign currency transactions and other includes $1.6 million and $0.5 million received by CDR related to infrastructure built during the development of the REC project for the nine months ended September 30, 2016 and 2015, respectively. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of the credit agreement between CCE and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2016, we recognized income tax expense of $2.4 million on pre-tax income of $11.3 million, representing an effective income tax rate of 21.0% compared to an income tax expense of less than $0.4 million on pre-tax income of $12.7 million, representing an effective income tax rate of 3.2% for the same period in 2015.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. Our effective tax rate is lower because there is a lower statutory tax rate in the countries where we pay taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for our Canadian and Polish operations due to exchange rate benefits. In addition, we continue to maintain a full valuation allowance on all of our U.S. deferred tax assets and on certain Canadian deferred tax assets.

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

As of September 30, 2016, our total debt under bank borrowings and other agreements net of $0.4 million related to deferred financing costs was $58.4 million, of which $52.8 million was long-term debt and  $5.5 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, CPL’s two credit agreements and other capital lease agreements.  We intend to repay the current portion of our debt obligations with available cash. In September 2016, we increased our borrowing capacity on our BMO Credit Agreement to CAD 69.2 million to finance the Apex Acquisition. The increased credit facility added CAD 30.0 million ($22.9 million based on the exchange rate in effect on September 30, 2016) to our debt balance, of which CAD 3.0 million ($2.3 million based on the exchange rate in effect on September 30, 2016) was the current portion. For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in this report. Net Debt was $25.8 million as of September 30, 2016.  For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2016 maturities of our debt:

Amounts in thousands
Bank of Montreal	Century Resorts Alberta	Century Downs	Casinos Poland	Total
$1,138	$23	$95	$289	$1,545

Cash Flows

At September 30, 2016, cash and cash equivalents totaled $33.0 million, and we had working capital (current assets minus current liabilities) of $14.5 million compared to cash and cash equivalents of $29.4 million and working capital of $11.2 million at December 31, 2015.  The increase in cash and cash equivalents from December 31, 2015 is due to $15.6 million of net cash provided by operating activities, $0.1 million from the exercise of stock options and $19.1 million received under various loan agreements net of principal repayments. The cash provided by these activities was offset by $23.2 million held in restricted cash for the Apex Acquisition,  $5.0 million used to purchase property and equipment, $1.9 million used for a distribution to non-controlling interests, $0.2 million used for payment of deferred financing costs related to the BMO Credit Agreement and $0.9 million in exchange rate changes.

We identified errors within the condensed consolidated statements of cash flows for the nine months ended September 30, 2015. We inadvertently failed to remove the effects of a portion of unpaid purchases of property and equipment from the change in accounts payable and purchases of property and equipment in the preparation of the statements of cash flows. This error resulted in the understatement of net cash provided by operating activities of $1.0 million and a corresponding understatement of net cash used in investing activities, in the same amount, for the nine months ended September 30, 2015. The prior period amounts within the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 have been revised to reflect the correct balances.

Net cash provided by operating activities was $15.6 million for the nine months ended September 30, 2016 and $14.3 million for the nine months ended September 30, 2015.  Net cash provided by operating activities for the nine months ended September 30, 2015 included $3.4 million from the termination of the concession agreements. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $28.2 million for the nine months ended September 30, 2016 consisted of $1.4 million in various projects for CDR including construction of a second barn and parking lots and landscaping, $1.4 million to renovate CRA, $0.5 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for CRC, $0.1 million to purchase new slot machines for CTL, $0.1 million for hotel upgrades for CTL,  $0.5 million to purchase new slot machines and table games for CPL, $0.9 million in other fixed asset additions at our properties and $23.2 million held in restricted cash for the Apex Acquisition that closed on October 1, 2016, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in investing activities of $14.7 million for the nine months ended September 30, 2015 consisted of $12.2 million for development costs related to the REC project, $0.5 million to purchase new slot machines and table equipment for the casinos operated by CPL, $0.1 million in improvements to the casinos in Poznan and Katowice operated by CPL, $0.1 million to purchase new sign displays for the casinos in Warsaw and Wroclaw by CPL, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.5 million to purchase slot machines for CRC and CTL, $0.1 million to purchase new surveillance equipment at CRC, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at CRA, $0.1 million to remodel a restaurant and kitchen at CAL and $1.3 million in cumulative additions at our properties, offset by $0.7 million in proceeds from the disposition of assets.

Net cash provided by financing activities of $17.1 million for the nine months ended September 30, 2016 consisted of $19.1 million cash received under various loan agreements net of principal repayments and $0.1 million received from the exercise of stock options, offset by $1.9 million in distributions to non-controlling interests and $0.2 million in deferred financing payments.

Net cash provided by financing activities of $6.3 million for the nine months ended September 30, 2015 consisted of $6.8 million cash received under various loan agreements net of principal repayments and $0.1 million cash from the exercise of stock options, offset by a $0.5 million distribution to non-controlling interests in CDR.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the nine months ended September 30, 2016. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2016. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, payments for the Apex Acquisition, the construction of Century Mile and potential new projects or dividends, if declared by the board of directors. We amended the BMO Credit Agreement to obtain the financing needed for the Apex Acquisition which was completed on October 1, 2016. If necessary, we may seek to obtain additional term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at September 30, 2016, as supplemented by cash flows from operations and additional borrowings under the BMO Credit Agreement, will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties, including the potential Century Mile project, that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $26.7 million of our total $33.0 million in cash and cash equivalents at September 30, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2016. There were no repurchases of common stock during the nine months ended September 30, 2016.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc., is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1*	Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc.
10.2*

First Amendment to Share and Real Property Purchase Agreement, dated August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson.

10.3*

Second Amendment to Share and Real Property Purchase Agreement, dated September 19, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson.

10.4

Second Amended and Restated Credit Agreement, dated September 30, 2016, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc., Century Casino St. Albert Inc. and Bank of Montreal, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016.

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

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: November 1, 2016

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1*	Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc.
10.2*

First Amendment to Share and Real Property Purchase Agreement, dated August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson.

10.3*

Second Amendment to Share and Real Property Purchase Agreement, dated September 19, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson.

10.4

Second Amended and Restated Credit Agreement, dated September 30, 2016, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc., Century Casino St. Albert Inc. and Bank of Montreal, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016.

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