Form 10-K
period 2016-12-31
CENTURY CASINOS INC /CO/
filed 2017-03-10
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2016

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

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the closing price of $6.23 for the Common Stock on the NASDAQ Capital Market on that date, was $135,072,244. For purposes of this calculation only, executive officers and directors of the registrant are considered affiliates.

As of March 3, 2017, the registrant had 24,453,754 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

Item 1.  Business.

General

Century Casinos, Inc., a Delaware corporation founded in 1992, is an international casino entertainment company that develops and operates gaming establishments as well as related lodging, restaurant, horse racing (including off-track betting) and entertainment facilities around the world. Our main goal is to grow our business worldwide by actively pursuing the development or acquisition of new gaming opportunities and reinvesting in our existing operations.

Overview of Operations

We view each property as a separate operating segment and aggregate all such properties into three  reportable segments based on the geographical locations in which our casinos operate. We have additional business activities, including concession, management and consulting agreements and certain other corporate and management operations that we report as Corporate and Other. The following are our reportable segments:

•	Canada
•	United States
•	Poland
•	Corporate and Other

Canada

Net operating revenue from our Canada segment was $50.2 million, or 36%, of our total net operating revenue for the year ended December 31, 2016.

•

Century Casino & Hotel – Edmonton, Alberta, Canada (“CRA” or “Edmonton”).  We opened this wholly-owned casino in November 2006 and the attached hotel in March 2007. Edmonton is the capital of the Canadian province of Alberta, serving a metropolitan population of over one million people. The facility has 777 ticket in/ticket out (“TITO”) slot machines, 35 tables (including a 24-hour poker room) and 17 video lottery terminals. In addition, the property has 26 hotel rooms, a 10,700 square foot showroom that can seat approximately 450 customers, a 3,000 square foot showroom that can seat approximately 200 customers, where we host Yuk Yuks Comedy Club comedic performances, four restaurants, 600 surface parking spaces and an underground heated parking garage with 300 additional spaces.

•

Century Casino St. Albert – Edmonton, Alberta, Canada (“CSA” or “St. Albert”).  We acquired this wholly-owned casino in October 2016. St. Albert is located 13 miles from CRA. The casino includes 381 TITO slot machines, 11 tables and 12 video lottery terminals. In addition, the property has a restaurant, a bar, a lounge, a banquet facility and 517 surface parking spaces.

•

Century Casino Calgary – Calgary, Alberta, Canada (“CAL” or “Calgary”).  We acquired this wholly-owned casino in January 2010. Calgary is the largest city in the province of Alberta, serving a metropolitan population of over one million people. The casino includes 504 TITO slot machines, 16 tables, 25 video lottery terminals and a full service off-track betting parlor. In addition, the property has a restaurant, a lounge, a 1,000 square foot showroom that can seat approximately 100 customers, a 4,500 square foot showroom that can seat approximately 500 customers, an 18,000 square foot showroom that can seat approximately 1,000 customers, a 30-lane bowling alley, 536 owned surface parking spaces and 262 leased surface parking spaces neighboring the casino.

•

Century Downs Racetrack and Casino – Calgary, Alberta, Canada (“CDR” or “Century Downs”). Our subsidiary Century Casinos Europe GmbH (“CCE”) owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino, which in turn owns and operates a Racing and Entertainment Center (“REC”). The REC, which opened in April 2015, is located 17 miles from CAL and 4.5 miles from the Calgary International Airport. The casino includes 550 TITO slot machines and seven video lottery terminals. In addition, the property has a 5.5 furlong (0.7 mile) racetrack, a bar, a lounge, a restaurant facility, an off-track betting area, an entertainment area and 700 surface parking spaces. The horse racing season runs from March through November. CDR is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

•

Century Bets! Inc. – Calgary, Alberta, Canada (“CBS” or “Century Bets”). Our subsidiary CCE formed Century Bets! Inc. in January 2015 and owns 75% of its outstanding shares. CBS operates the southern Alberta pari-mutuel network consisting of the sourcing of common pool pari-mutuel wagering content for racetracks throughout North America and world-wide. CBS provides pari-mutuel wagering content and live video to 18 off-track betting parlors throughout southern Alberta and has agreements with over 90 racetracks worldwide to broadcast races through the off-track betting network. CBS is consolidated as a majority-owned subsidiary for which we have a controlling financial interest.

United States

Net operating revenue from our United States segment totaled $30.1 million, or 22%, of our total net operating revenue for the year ended December 31, 2016.

•

Century Casino & Hotel – Central City, Colorado (“CTL” or “Central City”).  We opened this wholly-owned casino and hotel in July 2006, as part of a joint venture in which we owned a 65% interest. On December 31, 2007, we acquired the remaining 35% interest in the joint venture. Central City is located approximately 35 miles west of Denver, serving a metropolitan population of over 3.0 million people. Century Casino & Hotel is located in Central City at the end of the Central City Parkway, a four lane highway that connects I-70, the main east/west interstate highway in Colorado, to Central City. The facility has 497 TITO slot machines, eight tables, 26 hotel rooms, a bar, two restaurants and a 500 space on-site covered parking garage.

•

Century Casino & Hotel – Cripple Creek, Colorado (“CRC” or “Cripple Creek”). We have owned and operated this wholly-owned casino and hotel since 1996. The town of Cripple Creek is located approximately 45 miles southwest of Colorado Springs, the second largest city in the state of Colorado, serving a metropolitan population of over 650,000 people. The facility has 446 TITO slot machines, six tables, 21 hotel rooms, two bars, a restaurant and 271 surface parking spaces neighboring the casino.

Poland

Net operating revenue from our Poland segment totaled $54.9 million, or 39%, of our total net operating revenue for the year ended December 31, 2016.

•

Casinos Poland – Poland (“CPL” or “Casinos Poland”).  In March 2007, our subsidiary CCE acquired 33.3% of the outstanding shares of Casinos Poland Ltd.  In April 2013, CCE increased its ownership interest in CPL to 66.6% and we began consolidating CPL as a majority-owned subsidiary for which we have a controlling financial interest.

CPL has been in operation since 1989 and is the owner and operator of eight casinos throughout Poland with a total of 495 slot machines and 75 tables.  The following table summarizes the Polish cities in which CPL operated as of December 31, 2016, each casino’s location and the number of slots and tables at each casino.

City	Population	Location	Number of Slots	Number of Tables
Warsaw	1.7 million	Marriott Hotel	70	25
Warsaw	1.7 million	LIM Center	66	4
Krakow	762,000	Dwor Kosciuszko Hotel	60	8
Lodz	730,000	Manufaktura Entertainment Complex	60	7
Wroclaw	635,000	HP Park Plaza Hotel	69	12
Poznan	550,000	Hotel Andersia	58	9
Sosnowiec*	215,000	Sosnowiec City Center	61	6
Plock	126,000	Hotel Plock	51	4

*  The casino license at the Katowice casino expired in July 2016 and casino operations were moved to the Sosnowiec casino.

Corporate and Other

Net operating revenue from our Corporate and Other segment totaled $4.0 million, or 3%, of our total net operating revenue for the year ended December 31, 2016.

•

Cruise Ships. Through concession agreements with TUI Cruises, Windstar Cruises, Thomson Cruises and Diamond Cruise International Co., Ltd. (“Diamond”), we operate 13 ship-based casinos. The concession agreement with Windstar Cruises also gives us the exclusive right to install and operate casinos onboard any new ships built or acquired by Windstar Cruises. We operate a total of 221 slot machines and 42 tables onboard the 13 ships. The following table summarizes the cruise lines with which we have agreements, the ships on which we operate ship-based casinos and the number of slots and tables at each casino.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2
Thomson Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	28	17

In June 2016, we began operating the ship-based casino onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and the TUI Discovery, a 2,067 passenger cruise ship. Under an amended concession agreement with TUI Cruises, we also plan to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship scheduled to begin operations in the third quarter of 2017.

Under a concession agreement with Diamond, we began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship, in July 2016. Glory Sea operates in the Chinese cruise market with four-day trips between China, South Korea and Japan. In connection with the operation of the ship-based casino onboard Glory Sea, we also entered into a Cooperation Agreement with Dynamic Partners International, Ltd. (“Dynamic”) in July 2016. Under this agreement, Dynamic markets and promotes the casino to VIP players along with facilitating our concession agreement with Diamond, for which we pay Dynamic 25% to 40% of the net profit from the Glory Sea casino.

In March 2015, we mutually agreed with Norwegian Cruise Line Holdings (“Norwegian”) to terminate our concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), indirect subsidiaries of Norwegian, effective June 1, 2015 (the “Termination Agreement”). We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015, which we recorded on our consolidated statement of earnings (loss) under operating revenue net of $0.6 million in assets that were sold to Norwegian as part of the Termination Agreement.

In March 2015, we also entered into a two-year consulting agreement with Norwegian, which became effective June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter through the second quarter of 2017.

•

Hilton Aruba Caribbean Resort & Casino Management Agreement. We have a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino, for which we receive a monthly management fee. The management agreement expires in December 2017 and we do not anticipate renewing this agreement. The casino at the Hilton Aruba Caribbean Resort & Casino is centrally located within the hotel. The casino operates with approximately 200 TITO slot machines, 16 tables and a beverage outlet. We recorded revenue of $0.5 million related to this management agreement for the year ended December 31, 2016.

•

Mendoza Central Entretenimientos S.A. (“MCE”). In October 2014, our subsidiary CCE purchased 7.5% of the shares of MCE for $1.0 million. The shares are reported on our consolidated balance sheet using the cost method of accounting. MCE has an exclusive agreement with the Instituto Provincial de Juegos y Casinos (“IPJC”) to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE leases 600 TITO slot machines to Casino de Mendoza. In addition, CCE and MCE have entered into a Consulting Services Agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Additional Projects and Other Developments

In September 2016, we were selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton. Century Mile will be approximately 30 miles from both the Century Casino & Hotel in Edmonton and Century Casino St. Albert. We estimate that this project will cost approximately CAD 50.0 million  ($37.2 million based on the exchange rate in effect as of December 31, 2016) and construction will take approximately 15 months to complete. Commencement of construction of the Century Mile project is subject to, among other things, our obtaining financing and the receipt of further regulatory and governmental approvals, including but not limited to approval by the Alberta Gaming and Liquor Commission (“AGLC”).

We are planning a restoration and expansion project at the historic Palace Hotel that we own in Cripple Creek, Colorado, which will add 32 hotel rooms, an atrium, a coffee shop and a fitness room to the property. We estimate that this project will cost approximately $6.5 million and will be completed in early 2018.  Commencement of construction of the Palace Hotel project is subject to our obtaining financing, which we are currently negotiating.

We have additional potential gaming projects that we are currently exploring. Along with the capital needs of potential projects, there are various other risks which, if they materialize, could affect our ability to complete a proposed project or could eliminate its feasibility altogether. For more information on these and other risks related to our business, see Item 1A, “Risk Factors” below.

Capital Needs, Uses and Cash Flow

As a gaming company, our operating results are highly dependent on the volume of customers at our casinos. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to maintain operations, fund reinvestment in existing properties for both refurbishment and expansion projects, repay third party debt, and pursue additional growth via new development and acquisition opportunities. When necessary and available, we supplement the cash flows generated by our operations with either cash on hand or funds provided by bank borrowings or other debt or equity financing.

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

Canada

•

Edmonton - The Century Casino & Hotel in Edmonton, Canada and Century Casino St. Albert have  six competitors (five casinos and one REC) in the Edmonton market, including a new casino that opened in downtown Edmonton that has increased competition in the market.  The distance between our properties is approximately 13 miles. We do not believe that our properties compete against one another for customers.

▪

Century Casino & Hotel in Edmonton – This property is one of two casinos in Edmonton that have both a hotel and showrooms. The property’s showrooms allow us to attract customers to the casino through live music concerts, private concerts, comedic performances, catering and banquet events. In addition, the property is the only casino in the Edmonton market to offer a heated parking garage. Our main marketing activity focuses on branding the casino, through various forms of media, as the ultimate entertainment destination and as a provider of a sophisticated, interactive and intimate gaming experience. The casino is located in a densely populated area with the closest competing casino approximately six miles away.

▪

Century Casino St. Albert  –This property is located in St. Albert, the second largest city in the Edmonton capital region. The closest competitor is located approximately five miles away. We introduced our distinct branding, the players’ club program and promotions made through various marketing channels such as print, mail and social media. The property positions itself as a fine entertainment venue with an excellent restaurant, a small concert and event venue and a well-appointed gaming floor.

•

Calgary - Century Casino Calgary and Century Downs have six competitors (two of which have a combination of hotel and casino) in the Calgary market. Both of our casinos have off-track betting parlors, and there is only one other casino in the Calgary market with an off-track betting parlor. The distance between our properties is 17 miles. We do not believe that our properties compete against one another for customers.

▪

Century Casino Calgary – Unique to this property is a 30-lane bowling alley, a lounge and two showrooms. Using numerous forms of media, such as print, radio, mail and social media, we concentrate our marketing on the casino floor, the players’ club and bowling center.  This property is located in an industrial area approximately three miles from downtown Calgary with the closest competition located three blocks away.

▪

Century Downs – Unique to this property is a 5.5 furlong (0.7 mile) racetrack. Using numerous forms of media, such as radio, television and billboards, we concentrate our marketing on the casino floor, the players’ club and racetrack.  This property is located one mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport with the closest competition located approximately 13 miles away.

•

Century Bets - Century Bets is the exclusive operator of the southern Alberta pari-mutuel network. In addition to permitting customers to place wagers at off-track betting locations, the network offers advance deposit wagering for online wagering.

United States

Cripple Creek, Central City and Black Hawk are the only three cities in Colorado that allow gaming, exclusive of two Native American gaming operations in southwestern Colorado. Cripple Creek, located approximately 45 miles southwest of Colorado Springs, and Central City and Black Hawk, located approximately 35 miles west of Denver, are historic mining towns dating back to the late 1800’s that have developed into tourist attractions. As of December 31, 2016, there were 12 active casino licensees operating in Cripple Creek, 6 active casino licensees operating in Central City and 17 active casino licensees operating in Black Hawk. Unlike other regions in which we operate, gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of one hundred dollars.

The cities of Central City and Black Hawk are adjoining small mountain tourist towns, located approximately one mile apart. Central City and Black Hawk compete with one another for market share, and we view the two cities as one combined market servicing the Denver area. Black Hawk, which we believe does not maintain the same rigorous historical preservation standards as Central City, has been able to successfully attract major casino industry leaders with the ability to offer larger hotels, upscale dining facilities, performance centers and spa facilities. The casino operations in Black Hawk constitute a significant portion of the overall casino gaming market in Colorado (exclusive of the Native American gaming operations), with 59% of the total gaming devices in Colorado in 2016 and approximately 75% of total gaming revenues in Colorado in 2016.

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

Our marketing objective for the casinos in Colorado is to create public awareness by positioning our casinos as the premier provider of personal service, convenient parking, the latest gaming products and superior food. In addition to our players’ clubs, we also have various cash and prize promotions and market our casinos through a variety of channels including radio, billboard, print and social media.

Poland

CPL competes with 41  casinos located throughout Poland. The Polish government generally forbids the marketing of gaming activities outside of a casino, but the marketing of entertainment is permissible. Therefore, CPL’s marketing has focused on advertising the entertainment possibilities at each casino, such as concerts and parties. CPL also relies on the locations of its casinos, which are in major cities throughout Poland, to attract customers. The Polish government issues casino licenses in Poland by district, and there are additional casinos in each district in which CPL operates. For example, five other casinos in the Warsaw district compete with our Warsaw casinos. The Polish Minister of Finance does not disclose individual casino data. Changes to the Polish gaming law that go into effect in April 2017 legalize online gaming and reintroduce slot arcades through a state run company. These changes may result in increased competition for our casinos.

Corporate and Other

•

Cruise Ships – We have limited marketing opportunities on our ship-based casinos. We work jointly with the onboard revenue departments of the cruise lines on casino promotions and signage, which are in line with the cruise line’s guidelines. While we offer modern gaming products, we compete with other activities on the ship as well as onshore activities, including land-based casinos.

•

Aruba – The Hilton Aruba Caribbean Resort & Casino, for which we hold the casino management agreement, has 12 competitors in the Aruba market. Our main marketing activity is focused on promotions to increase traffic at the casino with promotions such as mystery jackpots, players’ club rewards and various events at the casino, including live music and bingo. Marketing efforts are targeted to hotel guests staying at the Hilton Aruba Caribbean Resort as well as tourists and locals from the island. The casino is located on the High Rise Strip on Palm Beach, which is the main tourist destination on the island.

•

Argentina – The Casino de Mendoza has four competitors in the Mendoza market. The IPJC is responsible for the marketing efforts for the casino, which are targeted at local residents as well as tourists.

Seasonality

Canada – Our Edmonton and Calgary casinos in Alberta, Canada attract more customers from September through April. During the remainder of the year, the casinos attract fewer customers because we compete with outdoor activities. Century Downs also attracts additional customers during the racing season from March through November. Century Bets attracts more customers to off-track betting parlors during the peak racing season from May through August.

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

Corporate and Other

•

Cruise Ships – Our business onboard cruise ships typically is not impacted by seasonality because the cruise ships generally operate year round. Our revenues from these operations fluctuate significantly with the volume and quality of the players onboard the ships. In addition, the cruise ships on which we conduct operations may be out of service from time to time for maintenance or based on the operating schedule of the cruise line, which may impact revenue from our cruise ship casinos.

•

Aruba – The Hilton Aruba Caribbean Resort & Casino, for which we hold the management agreement, is popular among tourists throughout the year, with the peak season being from the end of December through April.

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

Canada

AGLC - Gaming in Alberta is governed by the provincial government. The AGLC administers and regulates the gaming industry in Alberta. The AGLC operates in accordance with the Gaming and Liquor Act, the Gaming and Liquor Regulation and the Criminal Code of Canada.

The AGLC requires all gaming operations to be licensed but only allows a certain number of licenses to be granted. All available licenses have currently been granted and the AGLC has an indefinite moratorium on new casinos and RECs. If the AGLC increases the number of licenses available in the future, applicants for a gaming license must submit an application and run through a detailed approval process. Following the approval of the board of the AGLC, the applicant may operate the casino applied for in accordance with federal and provincial legislation, regulation, and policies as well as the municipal requirements, permits, licenses and authorization relating to the casino. At Edmonton and Calgary,  our licenses must be renewed every five years, with the next renewals scheduled for 2018 for both casinos. At Century Downs and St. Albert, our licenses must be renewed every two years, with the next renewals scheduled for 2018. The AGLC monitors the casino operator and its compliance with all requirements. In the event of a violation of such requirements, civil and criminal charges can be assessed.

The AGLC allows casinos to operate slot machines and table games  a daily maximum of 17 consecutive hours commencing at 10:00 a.m. and ending no later than 3:00 a.m. and to operate casino poker rooms 24 hours a day. Casinos and RECs may permit only individuals 18 or older to gamble in the casino. The AGLC permits slot machines, video lottery terminals, baccarat, blackjack, poker, craps and roulette with a maximum single bet of $2,000 and a maximum single bet of $5 for slot machines.

The AGLC provides casinos with slot machines, slot technicians and personnel to administer table game counts. In return, casino licensees provide the AGLC with a place to operate slot machines, market the casinos, and provide table game dealers, slot attendants, security and surveillance. Casino licensees do not incur lease expenditures to the AGLC. In lieu of these lease expenses and other expenses associated with operating slot machines (i.e. equipment and personnel), casino licensees retain only a portion of net sales. Net sales, as defined by the AGLC, are calculated as cash played, less cash won, less the cost to lease the equipment, if applicable. At our Edmonton, St. Albert and Calgary casinos, the AGLC retains 85% of slot machine net sales, of which it allocates 15% to licensed charities and 70% to the Alberta Lottery Fund.  At Century Downs, the AGLC retains 35% of slot machine net sales through April 2017 and thereafter will retain 40% of net sales. AGLC allocates these funds to the Alberta Lottery Fund. For all table games, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps, we are required to allocate 25% of our net win to the charity. We record our revenue net of the amounts retained by the AGLC or allocated to the AGLC-designated charity or the Alberta Lottery Fund.

HRA - HRA was formed in June 2002 to facilitate long term industry renewal for horse racing. The objectives of HRA are to govern, direct, control, regulate, manage, market and promote horse racing in any or all of its forms; to protect the health, safety and welfare of racehorses and, with respect to horse racing, the safety and welfare of racing participants and racing officials; and to safeguard the interest of the general public in horse racing.

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

The HRA’s portion of slot machine net sales retained from Century Downs, which is currently 21.25% through April 2017 and thereafter will be 16.25%, is used to fund animal welfare programs, purses, breed improvement programs, marketing, and administration and backstretch programs. For off-track betting and live racing wagers, CDR retains approximately 21.5% of each bet, from which it will distribute 5.4% to the HRA, 0.8% to the Canadian Pari-Mutuel Agency and uses the remainder to pay expenses related to the conduct of pari-mutuel wagering.

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

The Gaming Commission is empowered to issue six types of licenses. In order to operate a casino, an operator is required to obtain a retail gaming license. Further, under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses. We currently operate under the maximum of three retail gaming licenses in Colorado (Century Casino & Hotel in Cripple Creek operates under two gaming licenses). Licenses must be renewed every two years, with the next renewals scheduled for 2017 for our casinos in Central City and Cripple Creek. In addition, the Gaming Commission has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. The failure or inability of the Century Casino & Hotel in Central City or Cripple Creek, or the failure or inability of others associated with these casinos to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

Poland

Gaming in Poland is governed by the Minister of Finance, who operates in accordance with Polish gaming law and has the authority to grant casino licenses. Polish gaming law was enacted in 1992. Key items included in Polish gaming law include the following requirements:

•

All slot arcades were phased out and ceased operations in 2015 and, effective in 2016, the operation of slot machines was permitted in casinos only; however, effective in April 2017, slot arcades will be reintroduced and operated through a state run company;

•	A maximum of 70 slot machines are allowed per casino;
•	Licenses are not renewable, and licensees must reapply for a license once their current six year license has expired;
•	The gaming tax rate assessed on gross gaming revenue is 50%;
•	Poker cash games are prohibited in Poland, except for authorized poker tournaments; and
•	Effective April 2017, online gaming will be permitted through a state run company. Current online gaming sites operating illegally will be blocked in Poland.

Casino licenses in Poland are limited to 52 and are subject to regional limitations. When a casino license expires, the Minister of Finance notifies the public of license availability, and those interested can submit an application. Applicants for a gaming license must complete a detailed approval process. Following approval from the Minister of Finance, the applicant may operate the casino for six years.  The casino license for the Wroclaw casino expires in June 2017. In 2017, CPL submitted applications for multiple open licenses available throughout Poland, including in Wroclaw. We believe that CPL is likely to receive at least one of these casino licenses.  The Minister of Finance monitors the casino operator and its compliance with all requirements. In the event of a violation, the Minister of Finance can assess charges and, in certain cases, withdraw casino licenses.

Corporate and Other

•

Cruise Ships -- The casinos onboard the cruise ships operate in international waters and are not regulated by any national or local regulatory body. However, we follow standardized rules and practices in the daily operation of the casinos.

•

Aruba -- The Minister of Justice governs gaming in Aruba. The Minister of Justice has the authority to grant a casino license, and a casino license will only be granted to the holder of a hotel license with a minimum of 250 rooms. As a result, the Hilton Aruba Caribbean Resort & Casino, which has 355 hotel rooms, holds the casino license and we operate the casino under a management agreement. The casino must be a facility belonging to the hotel but separated from the normal hotel business matters. Gaming applicants must be in good standing and reputation as determined by the Minister of Justice. Games permitted include craps, bingo, keno, card games, roulette, wheel of fortune and slot machines. Casinos must be in compliance with conditions and rules and regulations set forth by the Minister of Justice, subject to penalties of closure, fines and/or withdrawal of license.

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

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our business.

Employees

As of December 31, 2016,  we had approximately 1,437 full-time employees and 354 part-time employees. During busier months, a casino may supplement its permanent staff with seasonal employees. Approximately 248 employees at our CPL casinos in Poland belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL, but changes in pay of union employees at CPL require approval of the unions.

Executive Officers of the Company

Name	Age	Position Held
Erwin Haitzmann	63	Chairman of the Board and Co-Chief Executive Officer
Peter Hoetzinger	54	Vice Chairman of the Board, Co-Chief Executive Officer and President
Margaret Stapleton	55	Executive Vice President, Principal Financial/Accounting Officer and Secretary
Andreas Terler	48	Managing Director of Century Casinos Europe GmbH, Vice President Operations and Chief Information Officer
Nikolaus Strohriegel	48	Managing Director of Century Casinos Europe GmbH and Vice President Operations

Erwin Haitzmann holds a Doctorate and a Masters degree in Social and Economic Sciences from the University of Linz, Austria (1980), and has extensive casino gaming experience ranging from dealer through various casino management positions. Dr. Haitzmann has been employed full-time by us since 1993 and has been employed as either Chief Executive Officer or Co-Chief Executive Officer since March 1994.

Peter Hoetzinger received a Masters degree from the University of Linz, Austria (1986). He thereafter was employed in several managerial positions in the gaming industry with Austrian casino companies. Mr. Hoetzinger has been employed full-time by us since 1993 and has been Co-Chief Executive Officer since March 2005.

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

Andreas Terler is a Graduate Engineer in Applied Mathematics from the University of Graz, Austria (1994). Mr. Terler is currently overseeing our operations in North America, our cruise ship-based casinos and our Caribbean operations. Mr. Terler has been employed by us since 2006. He has served as Chief Information Officer since February 2006, Managing Director of CCE since February 2007, and Vice President of Operations since May 2011.

Nikolaus Strohriegel received a Masters degree from the University of Vienna, Austria (1996). Mr. Strohriegel is currently overseeing our operations in Poland. Mr. Strohriegel has been employed by us since 2007. He has served as Managing Director of CCE since January 2009 and Vice President of Operations since March 2017.

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

Financial Information about Segments and Geographic Areas

See Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report for financial information about segments and geographic areas.

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

We face intense competition from other casinos in jurisdictions in which we operate and from destination venues. Many of our competitors are larger and have substantially greater name recognition and financial and marketing resources than we do. We seek to compete through promotion of our players’ clubs and other marketing efforts. For example, for CRA, we emphasize the casino’s showroom, heated parking, players’ club program, and superior service. These marketing efforts may not be successful, which could hurt our competitive position.

The markets in which we operate are generally not destination resort areas and rely on a local customer base as well as tourists during peak seasons. The number of casinos in our markets may exceed demand, which could make it difficult for us to sustain profitability. New or expanded operations by other entities in any of the markets in which we operate will increase competition for our gaming operations and could have a material adverse impact on us. We are particularly vulnerable to competition in Colorado and Poland due to the large number of competitors in those markets.  Internet gaming or other gaming opportunities that become available in our markets could also attract players that might otherwise have visited our casinos. At the end of 2016, the gaming law in Poland was changed to permit Internet gaming and slot arcades through a state run company, effective April 2017. It is unclear what impact these changes will have on CPL or the Poland market, but they could be material. Capital expenditures, such as those for new gaming equipment, room refurbishments and amenity upgrades may be necessary from time to time to preserve the competitiveness of our properties. If we are not successful in making these improvements, our facilities may be less attractive to our visitors than those of our competitors, which could have a negative impact on our business.

We face extensive regulation from gaming and other regulatory authorities, which involve considerable expense and could harm our business.

As owners and operators of gaming facilities, we are subject to extensive state, local, and international provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities may, for any reason set forth in applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate or plan to operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. At CRA and CAL, our licenses must be renewed every five years, with the next renewals scheduled for 2018. At Century Downs and St. Albert and in Colorado, our licenses must be renewed every two years, with the next renewals scheduled for 2018 for Century Downs and St. Albert and 2017 for Central City and Cripple Creek. In Poland, gaming licenses are granted for six year periods and are not renewable. When a gaming license in Poland expires, any gaming company can apply for the license and there can be no guarantee that we will be granted a new license at our existing casinos. Our license at the Wroclaw casino expires in 2017. We may not be able to obtain license renewals or approvals of new licenses. Regulatory authorities may also levy substantial fines against us or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could force us to terminate operations at an existing gaming facility, either on a temporary or permanent basis, could result in us being fined or could prohibit us from successfully completing a project in which we invest. Closing facilities or an inability to expand may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or that may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of the gaming industry that results in increased competition and any restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results or cause us to record an impairment of our assets. In Poland, changes to the gaming law were passed in 2016 that go into effect in April 2017 that legalize online gaming and reintroduce slot arcades, which could adversely affect our results of operations. Online gaming and slot arcades will be operated through a state run company. In addition, there is uncertainty surrounding future legislative changes that the new Trump administration and the U.S. Congress could impose relating to gaming, including potential changes to online gaming or sports betting laws. Any newly adopted gaming laws in the U.S. or other jurisdictions in which we operate could have an adverse impact on our financial position and results of operations.

We face extensive taxation from gaming and regulatory authorities. Potential changes to the tax laws in the jurisdictions in which we operate may adversely affect the results of our operations.

We believe that the prospect of significant revenue to a jurisdiction through taxation and fees is one of the primary reasons jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. For instance, the Colorado constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The current gaming tax in Colorado established by the Colorado Gaming Commission is a graduated rate of 0.25% to 20% on adjusted gross gaming proceeds, where casinos pay a higher percentage as their adjusted gross proceeds increase. At our Edmonton, St. Albert and Calgary casinos,  the AGLC retains 85% of slot machine net sales, of which the AGLC allocates 15% to licensed charities and 70% to the Alberta Lottery Fund.  For all table games in Alberta, Canada, excluding poker and craps, we are required to allocate 50% of our net win to a charity designated by the AGLC. For poker and craps in Alberta, Canada, we are required to allocate 25% of our net win to the charity. At Century Downs, the AGLC and HRA retain 56.25% of slot machine net sales, which are allocated to and used by the Alberta Lottery Fund and by HRA to fund purses, marketing, administration and animal welfare and other programs. Any change to the agreement between the AGLC and HRA on the division of the slot machine net sales at Century Downs could negatively impact our revenue, as HRA may increase the amount it retains in order to offset increased retention from the AGLC. The Polish Minister of Finance assesses a gaming tax rate on gross gaming revenue of 50%. In addition, negative economic conditions could intensify the efforts of federal, state, provincial and local governments to raise revenues through increases in gaming taxes or introduction of additional gaming opportunities.

We may be unable to obtain the capital necessary to fund our operations or potential acquisitions.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development. While we have a significant amount of cash currently on hand, we may not be able to obtain funding when we need it on favorable terms or at all. We are currently planning to construct and operate the Century Mile horse racing facility in the Edmonton market area, which we estimate will cost approximately CAD 50.0 million ($37.2 million based on the exchange rate in effect as of December 31, 2016).  If we are unable to finance our current or future expansion projects, such as the Century Mile and Palace Hotel projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects and capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. In addition, the amount of capital that we are able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. The availability of financing may be impacted by local, regional and global economic, credit and stock market conditions, all of which have been volatile. As a result, we may not be able to secure financing on terms attractive to us, in a timely manner or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet all of our future needs and, if it involves equity, may be highly dilutive to our stockholders. If we cannot raise adequate funds to satisfy our capital requirements, we may have to reduce, dispose of or eliminate certain operations.

Our financing agreements in Canada and Poland impose restrictive covenants that limit our operating flexibility, and a default could have a material adverse effect on us.

Our various credit agreements require us to adhere to a number of significant financial covenants and for the Company to guaranty the debt of our subsidiaries. These restrictions limit the ability of our subsidiaries in Canada and Poland to incur additional debt, obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. A breach of any covenant in any of our credit agreements would result in an event of default under that agreement after any applicable grace periods. An event of default, if not waived or cured, could cause the lender to accelerate the repayment of all outstanding amounts due under the agreement, foreclose on the security granted under the agreement and enforce the Company’s obligations under its guarantee. There can be no assurances that we or our subsidiaries would be able to obtain a waiver of an event of default or modification of a covenant if necessary, or otherwise obtain alternative sources of funding to repay the obligation if a default occurred. Any such occurrences could have a material adverse effect on us.

Difficulties in managing our worldwide operations may have an adverse impact on our business.

We derive our revenue principally from operations located on two continents and on cruise ships operating around the world. Our management is located in the United States and Europe. Our worldwide operations pose risks to our business, especially for a smaller company such as ours. Risks associated with international operations include:

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

In September 2016, we were selected by HRA as the successful applicant to own, build and operate Century Mile. We estimate this project will cost approximately CAD 50.0 million ($37.2 million based on the exchange rate in effect as of December 31, 2016). Development activities such as Century Mile involve substantial risks, such as uncertainties regarding our ability to secure various licenses, permits and government authorizations, including from the AGLC,  and expenses related to such activities, as well as the risks of potential cost over-runs, construction delays and market deterioration.

We may pursue gaming opportunities that would require us to obtain a gaming license. While our management believes that we are licensable in any jurisdiction that allows gaming operations, each licensing process is unique and requires a significant amount of funds and management time. The licensing process in any particular jurisdiction can take significant time and expense through licensing fees, background investigation costs, legal fees and other associated preparation costs. Moreover, if we proceed with a licensing approval process with industry partners, such industry partners would be subject to regulatory review as well. We seek to find industry partners that are licensable, but cannot assure that such partners will, in fact, be licensable. Certain licenses include competitive situations where, even if we and our industry partners are licensable, other factors such as the economic impact of gaming, financial and operational capabilities of competitors must be analyzed by regulatory authorities. In addition, political factors may make the licensing process more difficult. If any of our gaming license applications are denied, we may have to write off costs related to our investment in such application processes, which could be significant. In addition, our ability to attract and retain competent management and employees for any new location is critical to our success. One or more of these risks may result in any new gaming opportunity not being successful. If we are not able to successfully commence operations at these properties, our results of operations may be adversely affected.

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

Our information technology and other systems that maintain and transmit customer information, or those of service providers, or our employee or business information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or by actions or inactions by our employees. As a result, information of our customers, third party service providers or business partners or our employee or business information may be lost, disclosed, accessed or taken without their or our consent. Non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in a loss of customers and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. The loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition. Furthermore, a cyber security breach could have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

We may be adversely affected by reductions in discretionary consumer spending as a result of consumer concerns over economic conditions, homeland security, terrorism and war.

Our business may be adversely affected by international, national and local economic and political conditions. The volatile global economic environment has had and is continuing to have negative effects on our business because our business is largely impacted by discretionary consumer spending. For example, the Alberta, Canada, economy recently has been adversely affected by declines in oil prices. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, housing market instability, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenue and operating cash flow.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties and have had a negative impact on travel and leisure expenditures, including gaming, lodging and tourism. For example, our locations in Poland are in close proximity to Ukraine and Russia.  While we have not experienced any material impact from the acts of hostility between the two countries, an increase in those hostilities could adversely affect our casinos in Poland. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in countries throughout the world will directly or indirectly affect our business and operating results, but the impact could be material.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Our acquisitions and new developments may not generate revenues that will be sufficient to pay related expenses, or, even if such revenues are sufficient to pay related expenses, the acquisitions and new developments may not yield an adequate return or any return on our significant investments. In addition, generating returns on acquisitions and new investments may take significantly longer than we expect and may negatively impact our operating results and financial condition. New facilities also may compete with existing facilities that we own and operate.

Inclement weather and other conditions could seriously disrupt our business, which may hamper our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reductions in the number of customers who visit our properties because of severe weather conditions. If weather conditions limit access to our casino properties or otherwise adversely impact our ability to operate our casinos at full capacity, our revenue will suffer, which will negatively impact our operating results. High winds, flooding, blizzards and sub-zero temperatures, such as those experienced in Colorado and Alberta from time to time, can limit access to our properties.

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

There are 248 employees at our CPL casinos in Poland who belong to trade unions. The trade unions do not currently have any collective bargaining agreements with CPL but changes in pay for union employees at CPL require approval from the trade unions.  A lengthy strike or other work stoppage at our casino properties in Poland could have an adverse effect on our business and results of operations. Our employees in the U.S. and Canada and in our Corporate and Other segment are not covered by collective bargaining agreements. From time to time, we have experienced attempts to unionize certain of our non-union employees. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

We have invested $1.0 million in capital in the MCE project located in Argentina. In addition, we have a Consulting Services Agreement with MCE in which CCE will receive a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA. Argentina has implemented currency controls within the country that could limit our ability to repatriate our initial capital, the consulting service fee, or other funds. In addition, U.S. tax laws currently limit our ability to repatriate non-U.S. earnings in a tax-efficient manner.

The loss of key personnel could have a material adverse effect on us.

We are highly dependent on the services of Erwin Haitzmann and Peter Hoetzinger, our Co-Chief Executive Officers, and other members of our senior management team. The employment agreements with Erwin Haitzmann and Peter Hoetzinger provide that, under some circumstances, the departure of one executive could allow the other to leave for cause. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

We have $218 million of tangible and intangible assets, including $13 million of goodwill, $12 million in casino licenses, $2 million in trademarks and $141 million in property and equipment as of December 31, 2016. Accounting rules require that we make certain estimates and assumptions related to our determinations as to the future recoverability of these assets. If we were to determine that the values of these assets carried on our balance sheet are impaired due to adverse changes in our business or otherwise, we may be required to record an impairment charge to write down the value of these assets, which would adversely affect our results during the period in which we recorded the impairment charge.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.

The Trump administration has made public statements indicating that international tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. until those earnings are repatriated to the U.S., could affect the tax treatment of our foreign earnings. In addition, the cash and cash equivalent balances we currently maintain outside of the U.S. could be affected. Due to our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

In Poland, tax laws and other Polish laws and regulations change from time to time, sometimes with no reference to established regulations or cases. The current Polish laws and regulations also have ambiguities that lead to differences in interpretations between authorities and between authorities and companies. Taxes or other payments may frequently be inspected by Polish authorities that are authorized to impose significant fines, extra liabilities and interest for underpayments. As a result, our tax risk is higher in Poland than in countries with better-developed tax systems. Since Polish tax payments may be inspected for up to five years, the amounts included in our financial statements for Polish taxes may change at a later date after the final amounts are determined, and other Polish laws and regulations may lead to additional liabilities. We have open tax audits currently in litigation with the Polish Internal Revenue Service (“Polish IRS”), as described further in Item 3, “Legal Proceedings”. The Supreme Administrative Court in Poland found in favor of the Polish IRS in 2016 regarding certain open tax audits, and we are awaiting a decision from the Supreme Administrative Court relating to another open tax audit. Additional tax obligations as a result of the tax audits by the Polish IRS could adversely affect our financial position.

We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenue.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. A loss of electrical power or a failure of the technology services needed to run the computers would make us unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Additionally, substantial increases in the cost of electricity and natural gas could negatively affect our results of operations.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to Our Common Stock

Our stock price has been volatile and may decline significantly and unexpectedly.

Our common stock trades in the U.S. on the NASDAQ Capital Market, which consists of relatively small issuers and a lack of significant trading volumes relative to other U.S. markets. These factors may result in volatility in the price of our common stock. For instance, the trading price of our common stock on the NASDAQ Capital Market in 2015 and 2016 varied from a high of $8.27 to a low of $4.85.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location, applicable reportable segment, size and description of certain types of gaming facilities available at each of our casinos as of December 31, 2016:

Summary of Property Information

Property	Segment	Casino Space Sq Ft	Acreage	Number of Slot Machines	Number of Video Lottery Terminals	Number of Tables	Number of Off-Track Betting Parlors
Century Casino & Hotel – Edmonton	Canada	31,500	6	777	17	35	0
Century Casino – St. Albert	Canada	13,600	5.5	381	12	11	0
Century Casino – Calgary	Canada	20,000	8	504	25	16	1
Century Downs Racetrack and Casino	Canada	22,000	57.3	550	7	0	1
Century Bets! Inc. (1)	Canada	0	0	0	0	0	18
Century Casino & Hotel – Central City	United States	22,350	1.3	497	0	8	0
Century Casino & Hotel – Cripple Creek	United States	19,600	3.5	446	0	6	0
Casinos Poland – Poland (2)	Poland	36,500	0	495	0	75	0
Cruise Ships (total of 13) (3)	Corporate and Other	16,000	0	221	0	42	0
Hilton Aruba Caribbean Resort & Casino (4)	Corporate and Other	16,000	15	200	0	16	0
Mendoza Central Entretenimientos S.A. (5)	Corporate and Other	23,000	0	600	0	0	0

 (1) Century Bets! Inc. runs the pari-mutuel network in southern Alberta. The off-track betting parlors are located throughout southern Alberta, including in Century Casinos – Calgary and Century Downs Racetrack and Casino.

(2) Casinos Poland operates eight separate casinos in leased building spaces, including hotels, throughout Poland. For the locations of these casinos, see “Overview of Operations - Poland” in Item 1, “Business” of this report.

(3) Operated under concession agreements. We do not own the ships on which our casinos operate.

(4) Operated under a casino management agreement. We do not own the hotel in which the casino operates.

(5)  Operated under a consulting services agreement. We do not own the building in which the casino operates.

Each of the locations listed in the table above are wholly-owned by us except for Century Downs Racetrack and Casino, Century Bets! Inc., the casinos operated by Casinos Poland, the cruise ships, the Hilton Aruba Caribbean Resort & Casino and Mendoza Central Entretenimientos S.A.

As of December 31, 2016, the Century Casino & Hotel in Edmonton, Century Casino St. Albert and Century Casino in Calgary and our 75% share of Century Downs are pledged as collateral for our obligations under a mortgage with the Bank of Montreal. As of December 31, 2016, a parcel of land in Kolbaskowo, Poland owned by Casinos Poland was used to secure a bank guarantee with mBank, and a building in Warsaw, Poland owned by Casinos Poland was used to secure a line of credit with BPH Bank. See Note 7 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report.

Additional Property Information

Century Casino Calgary – In addition to the property described above, we currently lease approximately 28,900 square feet of land at our property in Calgary for additional parking.

Century Downs Racetrack and Casino –  The land on which the REC is located was sold by CDR to 1685258 Alberta Ltd. (“Rosebridge”) prior to our acquisition of our ownership interest in CDR. CDR leases from Rosebridge the 57.3 acres on which the REC is located.

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

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2011.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL.  Through December 31, 2016, CPL has paid PLN 6.4 million ($2.1 million) to the Polish IRS related to these audits. As a result of one court decision currently on appeal, CPL’s tax records for 2009 remain open for audit.

The Polish IRS did not conduct a tax audit for the period from January 1, 2010 to November 30, 2010, and the statute of limitations has passed for an audit to be conducted. As a result, we adjusted our contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015 and was recorded as gain on foreign currency and other on our consolidated statement of earnings (loss) during the fourth quarter of the year ended December 31, 2015. In December 2016, the Polish IRS began a tax audit of December 2010 and the remaining open portion of the 2011 fiscal year. CPL will pay PLN 2.9 ($0.7 million based on the exchange rate in effect on December 31, 2016) related to this audit in March 2017, and plans to file an appeal of this audit in 2017.

The balance of the estimated potential contingent liability on our consolidated balance sheet for all open periods as of December 31, 2016 is PLN 8.8 million ($2.1 million based on the exchange rate in effect on December 31, 2016). We have evaluated the contingent liability recorded on our consolidated balance sheet as of December 31, 2016 and have concluded that it is properly accrued in light of our estimated obligation related to personal income tax on tips as of December 31, 2016. Additional court decisions and other proceedings by the Polish IRS may expose us to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable, and we have not recorded any additional obligation related to such taxes as of December 31, 2016. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to our financial position, results of operations and cash flows. To comply with court decisions and to reduce the likelihood of future employment tax assessments, we changed our payroll and withholding process pertaining to tips received by CPL employees in the third quarter of 2016.

In October 2016, we filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to us in 2013. We are seeking to collect amounts owed to us by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011. The arbitration is pending.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the United States on the NASDAQ Capital Market under the symbol “CNTY”.

The following graph illustrates the cumulative shareholder return of our common stock during the period beginning December 31, 2011 through December 31, 2016, and compares it to the cumulative total return on the NASDAQ and the Dow Jones US Gambling Index. The comparison assumes a $100 investment on December 31, 2011, in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

	12/11	12/12	12/13	12/14	12/15	12/16
CNTY	100.00	112.25	205.93	199.60	307.51	325.30
NASDAQ	100.00	115.91	160.32	181.80	192.21	206.63
Dow Jones US Gambling Index	100.00	108.18	176.84	141.75	107.13	131.07

The following table sets forth the low and high sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	2016		2015
	High	Low	High	Low
First Quarter	$7.80	$5.34	$6.29	$4.85
Second Quarter	$6.96	$5.40	$6.45	$5.15
Third Quarter	$6.93	$5.85	$7.07	$5.60
Fourth Quarter	$8.27	$6.00	$7.84	$5.82

No dividends have been declared or paid by us. Declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

At March 3, 2017, we had 132 holders of record of our common stock.

In March 2000, our board of directors approved and announced a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The amount available for repurchase as of December 31, 2016 is $14.7 million. The repurchase program has no set expiration or termination date. No repurchases were made during the year ended December 31, 2016.

Item 6.  Selected Financial Data.

The selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	For the year ended December 31,
Amounts in thousands, except for share information	2016 (1)	2015 (2)	2014	2013 (3)	2012
Results of Operations:
Net operating revenue	$139,234	$133,734	$120,048	$104,588	$71,828
Earnings from operations	16,165	15,796	2,657	5,483	5,776
Net (earnings) loss attributable to non-controlling interests	(4,598)	(1,471)	2,321	106	0
Net earnings attributable to Century Casinos, Inc. shareholders	9,215	11,520	1,232	6,181	4,091
Adjusted EBITDA (4)	$25,762	$22,798	$12,850	$12,685	$10,563

Basic earnings per share:
Earnings from continuing operations	$0.66	$0.65	$0.11	$0.23	$0.24
Net earnings attributable to Century Casinos, Inc. shareholders	$0.38	$0.47	$0.05	$0.26	$0.17
Diluted earnings per share:
Earnings from continuing operations	$0.66	$0.65	$0.11	$0.23	$0.24
Net earnings attributable to Century Casinos, Inc. shareholders	$0.37	$0.47	$0.05	$0.26	$0.17

Balance Sheet:
Cash and cash equivalents	$38,837	$29,366	$24,741	$27,348	$24,747
Total assets	217,838	186,424	187,112	190,303	136,851
Long-term debt	55,609	36,520	37,894	33,738	3,079
Total liabilities	79,254	59,637	64,686	60,853	18,695
Non-controlling interest	6,388	4,737	3,998	7,641	0
Total Century Casinos, Inc. shareholders' equity	$132,196	$122,050	$118,428	$121,809	$118,156

(1)

In October 2016, we began operation of Century Casino St. Albert. We also adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17) on a prospective basis as of December 31, 2016. As permitted by the standard, no prior periods have been restated in this report. As a result of the adoption of ASU 2015-17, we netted our deferred taxes into a long-term deferred tax asset. As of December 31, 2015, we had deferred tax liabilities of $3.6 million reported on our consolidated balance sheet.

(2)

In April 2015, we began operations of CDR’s casino and racetrack.  In June 2015, we recorded $3.4 million in net operating revenue from the $4.0 million consideration for the early termination of our Oceania and Regent concession agreements net of $0.6 million in assets sold to Norwegian as part of the termination agreement.  We have corrected our consolidated balance sheet and statement of earnings for the year ended December 31, 2015, as detailed below.

(3)

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

Correction of Consolidated Balance Sheet as of December 31, 2015 and Statement of Earnings for the Year Ended December 31, 2015

We identified an error in our balance sheet as of December 31, 2015 and our statement of earnings for the year then ended. We erroneously recognized pari-mutuel revenue at CBS totaling $0.7 million in our statement of earnings for the year ended December 31, 2015 and a corresponding account receivable in the same amount on our balance sheet as of December 31, 2015. The consolidated balance sheet as of December 31, 2015 and the statement of earnings for the year then ended presented in Part II, Item 8, “Financial Statements and Supplementary Data”, of this report, have been revised to reflect the correct balances. In addition, Note 1 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data” of this report presents the impact of these corrections on our 2015 consolidated financial statements as previously reported by us.

Non-GAAP Measures – Adjusted EBITDA

We define Adjusted EBITDA as net earnings (loss) attributable to Century Casinos, Inc. shareholders before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. These adjustments have no effect on the consolidated results as reported under US GAAP. Adjusted EBITDA is not considered a measure of performance recognized under US GAAP.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders is presented below.

	For the year ended December 31, 2016
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Non-controlling interest	3,137	0	1,461	0	4,598
Non-cash stock-based compensation	0	0	0	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	0	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	0	330
Acquisition costs	0	0	0	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

	For the year ended December 31, 2015
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,432	$2,381	$2,899	$(1,192)	$11,520
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	1,929	1,461	1,136	(2,872)	1,654
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Non-controlling interest	23	0	1,448	0	1,471
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Preopening expenses	345	0	0	0	345
Other one-time (income) costs	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$14,687	$6,401	$7,080	$(5,370)	$22,798

Other one-time (income) costs for the year ended December 31, 2015 for Corporate and Other were attributable to the termination of the Oceania and Regent concession agreements.

	For the year ended December 31, 2014
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Non-controlling interest	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
(Gain) loss on foreign currency transactions, cost recovery income and other	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	0	0	266	381
Other one-time (income) costs	(103)	0	421	0	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Other one-time (income) costs for the year ended December 31, 2014 for Canada were insurance proceeds and for Poland were the costs associated with relocating the Poznan casino to Hotel Andersia and the write-off of the Sosnowiec casino license.

	For the year ended December 31, 2013
	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,670	$2,229	$12	$(1,730)	$6,181
Interest expense (income), net	584	0	374	(48)	910
Income taxes (benefit)	1,643	1,365	145	(1,859)	1,294
Depreciation and amortization	1,948	2,225	1,903	523	6,599
Non-controlling interest	(112)	0	6	0	(106)
Non-cash stock-based compensation	0	0	0	33	33
(Gain) loss on foreign currency transactions, cost recovery income and other	(41)	0	(204)	(73)	(318)
Loss on disposition of fixed assets	3	24	505	38	570
Acquisition costs	0	0	0	49	49
Other one-time (income) costs	(57)	0	8	(2,478)	(2,527)
Adjusted EBITDA	$9,638	$5,843	$2,749	$(5,545)	$12,685

Other one-time (income) costs for the year ended December 31, 2013 for Canada were insurance proceeds, for Poland were the impairment of long-lived assets and for Corporate and Other were the gain on bargain purchase recorded for the additional 33.3% ownership interest in CPL and the 15% ownership interest in CDR.

	For the year ended December 31, 2012
	Canada	United States	Corporate and Other	Total
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$4,161	$2,415	$(2,485)	$4,091
Interest expense (income), net	643	0	(10)	633
Income taxes (benefit)	1,478	1,478	(1,928)	1,028
Depreciation and amortization	1,870	2,357	530	4,757
Non-cash stock-based compensation	0	0	(4)	(4)
(Gain) loss on foreign currency transactions, cost recovery income and other	29	0	(5)	24
Loss on disposition of fixed assets	6	10	16	32
Other one-time (income) costs	0	0	2	2
Adjusted EBITDA	$8,187	$6,260	$(3,884)	$10,563

Other one-time (income) costs for the year ended December 31, 2012 for Corporate and Other were the impairment of long-lived assets. Prior to our acquisition of an additional 33.3% ownership interest in CPL in April 2013 and the creation of our Poland segment, we accounted for our CPL investment under the equity method. In 2012, earnings and losses related to the equity investment in CPL were reported in the Corporate and Other segment.

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

Amounts in thousands	December 31, 2016	December 31, 2015
Total long-term debt, including current portion	$55,609	$36,520
Deferred financing costs	412	261
Total principal	$56,021	$36,781
Less: cash and cash equivalents	$38,837	$29,366
Net Debt	$17,184	$7,415

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “USD” refers to US dollars, the term “CAD” refers to Canadian dollars and the term “PLN” refers to Polish Zloty. Certain terms used in this Item 7 without definition are defined in Item 1, “Business” of this report.

Amounts presented in this Item 7 are rounded. As such, there may be rounding differences in period over period changes and percentages reported throughout this Item 7.

The discussion in this Item 7 relates to our financial statements after giving effect to the corrections to our 2015 consolidated financial statements as described in Part II, Item 6, “Selected Financial Data” and Note 1 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

The table below provides information about the aggregation of our operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino St. Albert
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets
United States	Century Casino & Hotel - Central City
United States	Century Casino & Hotel - Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	The Century Casino Calgary in Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

On October 1, 2016, our subsidiary Century Casino St. Albert Inc. acquired the Apex Casino in Edmonton, Alberta, Canada (the “Apex Acquisition”) and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 381 slot machines, 11 live table games, 12 video lottery terminals, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests. The base purchase price for the acquisition was CAD 29.9 million ($22.8 million based on the exchange rate as of October 1, 2016). Under the purchase agreement, we were required to pay the excess working capital if working capital at closing exceeded CAD 2.0 million ($1.5 million based on the exchange rate in effect on October 1, 2016). Working capital was calculated as CAD 4.0 million ($3.1 million based on the exchange rate in effect on October 1, 2016) and we recorded the CAD 2.0 million ($1.5 million based on the exchange rate in effect on December 31, 2016) as an accrued liability on our consolidated balance sheet for the year ended December 31, 2016. We paid this working capital adjustment in February 2017.

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and is the owner and operator of eight casinos throughout Poland.

We were granted a new casino license at the LIM Center in Warsaw that expires in October 2022 to replace the casino license that expired in September 2016. The casino license at the Katowice casino expired in July 2016 and casino operations at the Katowice casino were moved to the Sosnowiec casino.

•

We have a 75% ownership interest in CDR and we consolidate CDR as a majority-owned subsidiary for which we have a controlling financial interest. We account for and report the remaining 25% ownership interest in CDR as a non-controlling financial interest. CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR’s casino and racetrack opened in April 2015.  CDR is the only horse racetrack in the Calgary area and is located less than one-mile north of the city limits of Calgary and 4.5 miles from the Calgary International Airport.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•	We operate 13 ship-based casinos through concession agreements with four cruise lines.

In June 2016, we began operating the ship-based casinos onboard the Mein Schiff 5, a new 2,500 passenger cruise ship, and the TUI Discovery, a 2,067 passenger cruise ship. Under an amended concession agreement with TUI Cruises, we also plan to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship scheduled to begin operations in the third quarter of 2017.

Under a concession agreement with Diamond, we began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship, in July 2016. Glory Sea operates in the Chinese cruise market with four-day trips between China, South Korea and Japan. In connection with the operation of the ship-based casino onboard Glory Sea, we also entered into a Cooperation Agreement with Dynamic in July 2016. Under this agreement, Dynamic markets and promotes the casino to VIP players along with facilitating our concession agreement with Diamond, for which we pay Dynamic a portion of the net profit from the casino onboard Glory Sea.

In March 2015, we mutually agreed with Norwegian to terminate our concession agreements with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian in the second quarter of 2015.

In March 2015, we also entered into a two-year consulting agreement with Norwegian, which became effective June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter through the second quarter of 2017.

•

We have a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which we receive a monthly management fee.  The management agreement ends in December 2017, and we do not anticipate renewing the agreement. We received management fees totaling $0.5 million related to this agreement for the year ended December 31, 2016.

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

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton. We estimate that this project will cost approximately CAD 50.0 million ($37.2 million based on the exchange rate in effect as of December 31, 2016) and construction will take approximately 15 months to complete. Commencement of construction of the Century Mile project is subject to, among other things, our obtaining financing and the receipt of further regulatory and governmental approvals, including but not limited to approval from the AGLC.

We are planning a restoration and expansion project at the historic Palace Hotel that we own in Cripple Creek, Colorado, which would include adding 32 hotel rooms, an atrium, a coffee shop and a fitness room to the property. We estimate that this project will cost approximately $6.5 million and be completed in early 2018. Completion of the Palace Hotel project is subject to our obtaining financing, which we are currently negotiating.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the year
	ended December 31,			% Change
Average Rates	2016	2015	2014	2016/2015	2015/2014
Canadian dollar (CAD)	1.3256	1.2786	1.1046	(3.7%)	(15.8%)
Euros (EUR)	0.9041	0.9014	0.7539	(0.3%)	(19.6%)
Polish zloty (PLN)	3.9455	3.7706	3.1558	(4.6%)	(19.5%)
Source: Pacific Exchange Rate Service

We recognize in our statement of earnings (loss), foreign currency transaction gains or losses resulting from the translation of casino operations and other transactions that are denominated in a currency other than U.S. dollars. Our casinos in Canada and Poland represent a significant portion of our business, and the revenue generated and expenses incurred by these operations are generally denominated in Canadian dollars and Polish zloty. A decrease in the value of these currencies in relation to the value of the U.S. dollar would decrease the earnings from our foreign operations when translated into U.S. dollars. An increase in the value of these currencies in relation to the value of the U.S. dollar would increase the earnings from our foreign operations when translated into U.S. dollars.  See Note 2, “Significant Accounting Policies - Foreign Currency Translation” to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

DISCUSSION OF RESULTS

Years ended December 31, 2016, 2015 and 2014

Century Casinos, Inc. and Subsidiaries

	For the year
	ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gaming Revenue	$123,355	$116,933	$109,889	$6,422	5.5%	$7,044	6.4%
Hotel Revenue	1,906	1,681	1,636	225	13.4%	45	2.8%
Food and Beverage Revenue	12,500	12,003	10,988	497	4.1%	1,015	9.2%
Termination of Concession Agreements	0	3,365	0	(3,365)	(100.0%)	3,365	100.0%
Other Revenue	10,416	8,201	5,525	2,215	27.0%	2,676	48.4%
Gross Revenue	148,177	142,183	128,038	5,994	4.2%	14,145	11.0%
Less Promotional Allowances	(8,943)	(8,449)	(7,990)	494	5.8%	459	5.7%
Net Operating Revenue	139,234	133,734	120,048	5,500	4.1%	13,686	11.4%
Gaming Expenses	(58,928)	(56,364)	(60,782)	2,564	4.5%	(4,418)	(7.3%)
Hotel Expenses	(541)	(561)	(590)	(20)	(3.6%)	(29)	(4.9%)
Food and Beverage Expenses	(10,945)	(10,267)	(9,252)	678	6.6%	1,015	11.0%
General and Administrative Expenses	(44,306)	(42,747)	(38,932)	1,559	3.6%	3,815	9.8%
Total Operating Costs and Expenses	(123,069)	(117,938)	(117,391)	5,131	4.4%	547	0.5%
Earnings from Operations	16,165	15,796	2,657	369	2.3%	13,139	494.5%
Non-controlling Interest	(4,598)	(1,471)	2,321	3,127	212.6%	3,792	163.4%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	9,215	11,520	1,232	(2,305)	(20.0%)	10,288	835.1%
Adjusted EBITDA (1)	$25,762	$22,798	$12,850	$2,964	13.0%	$9,948	77.4%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.38	$0.47	$0.05	$(0.09)	(19.1%)	$0.42	840.0%
Diluted Earnings Per Share	$0.37	$0.47	$0.05	$(0.10)	(21.3%)	$0.42	840.0%

(1)

For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings (loss) attributable to Century Casinos, Inc. shareholders, see Item 6, “Selected Financial Data” of this report.

Factors impacting year-over-year comparability of the results include the following:

•

In March 2015, we acquired an additional 60% ownership interest in CDR through the conversion of CAD 11.0 million in loans we made to CDR.  We now own 75% of CDR. The non-controlling interest in CDR was 85% through March 19, 2015 and 25% beginning as of March 20, 2015. The casino and racetrack at CDR began operating in April 2015.

CDR contributed $16.0 million in net operating revenue and $3.7 million in net earnings for the year ended December 31, 2016, $12.0 million in net operating revenue and $1.5 million in net earnings for the year ended December 31, 2015 and $0.5 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2014. CDR is reported in the Canada reportable segment.

•	CBS began operating the southern Alberta pari-mutuel network in May 2015. We have a 75% ownership interest in CBS.

CBS contributed a total of $3.0 million in net operating revenue and $0.2 million in net earnings for the year ended December 31, 2016 and $2.2 million in net operating revenue and $0.1 million in net earnings for the year ended December 31, 2015. CBS is reported in the Canada reportable segment.

•

We recorded $3.4 million in net operating revenue and net earnings for the year ended December 31, 2015 in the Corporate and Other segment, related to the $4.0 million consideration for the termination of the Oceania and Regent concession agreements net of $0.6 million of assets sold as part of the agreement. This is included in the Corporate and Other segment.

•	We began operating CSA in October 2016.

CSA contributed a total of $2.0 million in net operating revenue and $0.3 million in net earnings for the year ended December 31, 2016. CSA is reported in the Canada reportable segment.

Net operating revenue increased by $5.5 million, or 4.1%, and by $13.7 million, or 11.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014, respectively. Following is a breakout of net operating revenue by segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Canada increased by $5.0 million, or 11.1%, and by $10.6 million, or 30.6%.
•	United States increased by $1.7 million, or 6.0%, and by $1.7 million, or 6.5%.
•	Poland increased by $2.7 million, or 5.1%, and by $1.0 million, or 2.0%.
•	Corporate Other decreased by ($3.9) million, or (49.6%), and increased by $0.3 million, or 4.4%.

Operating costs and expenses increased by $5.1 million, or 4.4%, and by $0.5 million, or 0.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014, respectively. Following is a breakout of operating costs and expenses by segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Canada increased by $3.7 million, or 11.1%, and by $7.2 million, or 27.4%.
•	United States increased by $0.8 million, or 3.4%, and remained constant.
•	Poland increased by $1.4 million, or 3.0%, and decreased by ($3.3) million, or (6.5%).
•	Corporate Other decreased by ($0.9) million, or (7.1%), and by ($3.3) million, or (21.5%).

Earnings from operations increased by $0.4 million, or 2.3%, and by $13.1 million, or 494.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014, respectively. Following is a breakout of earnings from operations by segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Canada increased by $1.3 million, or 11.2%, and by $3.4 million, or 40.7%.
•	United States increased by $0.9 million, or 22.5%, and by $1.8 million, or 85.7%.
•	Poland increased by $1.2 million, or 29.8%, and by $4.3 million, or 2641.5%.
•	Corporate Other decreased by ($3.1) million, or (75.2%), and increased by $3.6 million, or 46.9%.

Net earnings decreased by ($2.3) million, or (20.0%), and increased by $10.3 million, or 835.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014, respectively. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests. For a discussion of these items, see “Non-Operating Income (Expense)” and “Taxes” below in this Item 7.

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the year
	ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gaming	$34,009	$31,044	$23,693	$2,965	9.6%	$7,351	31.0%
Hotel	561	662	851	(101)	(15.3%)	(189)	(22.2%)
Food and Beverage	8,501	8,386	7,302	115	1.4%	1,084	14.8%
Other Revenue	8,035	6,158	3,857	1,877	30.5%	2,301	59.7%
Gross Revenue	51,106	46,250	35,703	4,856	10.5%	10,547	29.5%
Less Promotional Allowances	(869)	(1,047)	(1,104)	(178)	(17.0%)	(57)	(5.2%)
Net Operating Revenue	50,237	45,203	34,599	5,034	11.1%	10,604	30.6%
Gaming Expenses	(10,725)	(9,257)	(9,239)	1,468	15.9%	18	0.2%
Hotel Expenses	(185)	(194)	(232)	(9)	(4.6%)	(38)	(16.4%)
Food and Beverage Expenses	(6,790)	(6,445)	(5,427)	345	5.4%	1,018	18.8%
General and Administrative Expenses	(16,302)	(14,976)	(9,361)	1,326	8.9%	5,615	60.0%
Total Operating Costs and Expenses	(37,051)	(33,344)	(26,169)	3,707	11.1%	7,175	27.4%
Earnings from Operations	13,186	11,859	8,430	1,327	11.2%	3,429	40.7%
Non-controlling Interest	(3,137)	(23)	2,267	3,114	13539.1%	2,290	101.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	8,448	7,432	6,446	1,016	13.7%	986	15.3%
Adjusted EBITDA	$16,262	$14,687	$10,354	$1,575	10.7%	$4,333	41.8%

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., completed the Apex Acquisition and began operating CSA.

With renovations at CRA complete, the acquisition of CSA and the continued quarter over quarter growth at CDR, we believe that the Canada segment will continue its revenue growth in 2017.  In addition, we are working to identify possible operating, marketing and staffing synergies that can be used to control costs throughout the properties in the Canada segment.

Years ended December 31, 2016 and 2015

The following discussion highlights results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Results in U.S. dollars were impacted by a 3.7% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue Highlights

	In CAD		In U.S. dollars


At CRA, net operating revenue decreased by (CAD 0.8) million, or (2.7%), due to lower gaming and food and beverage revenue. We conducted a casino remodel during the second and third quarters of 2016, which contributed to the decrease in revenue. The remodel included expanding the gaming floor, relocating the poker room, enhancing the high limit gaming area and adding a new bar to the casino. The remodel was substantially completed in November 2016. In addition, increased competition from a new casino in the downtown Edmonton area contributed to the decline in net operating revenue.

			At CRA, net operating revenue decreased by ($1.4) million, or (6.3%).
	At CSA, net operating revenue was CAD 2.7 million.		At CSA, net operating revenue was $2.0 million.


At CAL, net operating revenue decreased by (CAD 0.1) million, or (0.8%), due to lower gaming and food and beverage revenue. CAL has been impacted the hardest by the weak Alberta economy due to lower oil prices. In response to the decreased gaming and food and beverage revenue, we decreased the promotional allowances offered at this location.

			At CAL, net operating revenue decreased by ($0.4) million, or (4.7%).


At CDR, net operating revenue increased by CAD 5.8 million, or 37.5%, due to operating the casino for three additional months and the racetrack for approximately two additional months in 2016 compared to 2015.

			At CDR, net operating revenue increased by $4.0 million, or 33.7%.
	At CBS, net operating revenue increased by CAD 1.1 million, or 39.1%.		At CBS, net operating revenue increased by $0.8 million, or 35.9%.

Operating Expense Highlights

	In CAD		In U.S. dollars


At CRA, operating expenses increased by CAD 0.6 million, or 2.9%, primarily due to increased payroll costs of CAD 0.4 million from higher minimum wages in Alberta, Canada and increased marketing expenses of CAD 0.2 million.

			At CRA, operating expenses decreased by ($0.1) million, or (0.8%).
	At CSA, operating expenses were CAD 2.0 million.		At CSA, operating expenses were $1.5 million.


At CAL, operating expenses increased by CAD 0.2 million, or 2.1%, primarily due to increased payroll costs of CAD 0.2 million, resulting primarily from higher minimum wages in Alberta, Canada and increased administrative expenses of CAD 0.1 million, offset by decreased marketing expenses of CAD 0.1 million.

			At CAL, operating expenses decreased by ($0.1) million, or (1.5%).



At CDR, operating expenses increased by CAD 2.8 million, or 24.9%, due to operating the casino for three additional months and the racetrack for approximately two additional months in 2016 compared to 2015.

			At CDR, operating expenses increased by $1.9 million, or 21.7%.
	At CBS, operating expenses increased by CAD 0.8 million, or 31.3%, due to operating the pari-mutuel network for the full year in 2016 as compared to May through December in 2015.		At CBS, operating expenses increased by $0.6 million, or 27.9%.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars


Interest expense decreased by (CAD 0.2) million, or (5.0%), related to interest rate swaps under our credit agreement with the Bank of Montreal (the “BMO Credit Agreement”), offset by increased interest expense related to the CAD 30.0 million borrowed on our BMO Credit Agreement to purchase CSA.

			Interest expense decreased by ($0.1) million, or (3.9%).
	Foreign currency losses decreased by CAD 1.2 million, or 94.3%.		Foreign currency losses increased by $0.1 million, or 76.4%.
	Income tax expense decreased by (CAD 1.6) million, or (60.9%), mainly due to a write-down of the valuation allowance at CDR of CAD 2.9 million.		Income tax expense decreased by ($1.1) million, or (58.7%). The write-down of the valuation allowance at CDR was $2.2 million.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2015 and 2014

The following discussion highlights results for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increased revenue and expenses in our Canada segment primarily relate to the operations of CDR and CBS throughout the year ended December 31, 2015. In March 2015, our subsidiary, CCE, converted CAD 11.0 million of loans it made to CDR into an additional 60% ownership interest in CDR, resulting in a 75% ownership interest in CDR. CDR began operations in April 2015 and CBS began operations in May 2015.

Results in U.S. dollars were impacted by a 15.8% exchange rate decrease in the average rate between the U.S. dollar and Canadian dollar for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue Highlights

	In CAD		In U.S. dollars


At CRA, net operating revenue increased by CAD 1.6 million, or 5.9%, mainly due to increased gaming revenue of CAD 1.5 million, or 7.5%, primarily from increased Baccarat revenue. Food and beverage revenue also increased by CAD 0.2 million, or 3.8%, due to higher patronage at our showroom throughout 2015.

			At CRA, net operating revenue decreased by ($2.1) million, or (8.3%), gaming revenue decreased by ($1.2) million, or (7.0%), and food and beverage revenue decreased by ($0.6) million, or (10.2%).


At CAL, net operating revenue increased by CAD 0.3 million, or 2.7%, primarily due to increased food and beverage revenue of CAD 0.1 million, or 5.5%, along with increased revenue from gaming and other revenue. The increased revenue from food and beverage was due to the renovation of a food and beverage outlet.

			At CAL, net operating revenue decreased by ($1.0) million, or (11.0%), and food and beverage revenue decreased by ($0.2) million, or (8.7%).
	At CDR, net operating revenue increased by CAD 14.8 million due to the opening of the casino and racetrack in April 2015.		At CDR, net operating revenue increased by $11.5 million.
	At CBS, net operating revenue was CAD 2.9 million due to operating the southern Alberta pari-mutuel network beginning in May 2015.		At CBS, net operating revenue was $2.2 million.

Operating Expense Highlights

	In CAD		In U.S. dollars


At CRA, total operating costs and expenses increased by CAD 0.4 million, or 2.3%, mainly due to increased payroll costs of CAD 0.2 million relating to the increased minimum wage in Alberta, Canada, increased administrative costs of CAD 0.2 million relating to increased property taxes and maintenance costs at the property, and increased depreciation costs of CAD 0.1 million, offset by decreased gaming expenses of (CAD 0.1) million mainly due to decreased royalty expenses on slot machines.

			At CRA, total operating costs and expenses decreased by ($1.9) million, or (11.5%).
	At CAL, total operating costs and expenses increased by CAD 0.1 million, or 0.9%, mainly due to increased property taxes.		At CAL, total operating costs and expenses decreased by ($1.1) million, or (12.8%).

	At CDR, total operating costs and expenses increased by CAD 10.6 million, or 1555.2%, due to the operation of the casino and racetrack, which opened in April 2015.		At CDR, total operating costs and expenses increased by $8.2 million, or 1304.8%.
	At CBS, total operating costs and expenses were CAD 2.7 million.		At CBS, total operating costs and expenses were $2.1 million.

Additional Items Impacting Net Income

	In CAD		In U.S. dollars
	Interest expense increased by CAD 1.5 million, or 55.4%, at CRA and CDR.		Interest expense increased by $0.7 million, or 27.8%.
	Foreign currency losses increased by CAD 0.3 million, or 31.7%.		Foreign currency losses remained constant.
	Income tax expense increased by CAD 0.5 million, or 11.6%.		Income tax expense remained constant.
	The above items were offset by CAD 0.5 million of funds received by CDR related to infrastructure built during the development of the REC project.		The funds received by CDR related to infrastructure built during the development of the REC project was $0.5 million.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

United States
	For the year
	ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gaming	$32,398	$31,038	$29,373	$1,360	4.4%	$1,665	5.7%
Hotel	1,345	1,019	785	326	32.0%	234	29.8%
Food and Beverage	3,397	3,070	3,133	327	10.7%	(63)	(2.0%)
Other Revenue	352	346	296	6	1.7%	50	16.9%
Gross Revenue	37,492	35,473	33,587	2,019	5.7%	1,886	5.6%
Less Promotional Allowances	(7,357)	(7,035)	(6,880)	322	4.6%	155	2.3%
Net Operating Revenue	30,135	28,438	26,707	1,697	6.0%	1,731	6.5%
Gaming Expenses	(12,723)	(12,363)	(12,740)	360	2.9%	(377)	(3.0%)
Hotel Expenses	(356)	(367)	(358)	(11)	(3.0%)	9	2.5%
Food and Beverage Expenses	(2,463)	(2,338)	(2,192)	125	5.3%	146	6.7%
General and Administrative Expenses	(7,398)	(6,969)	(6,928)	429	6.2%	41	0.6%
Total Operating Costs and Expenses	(25,428)	(24,595)	(24,637)	833	3.4%	(42)	(0.2%)
Earnings from Operations	4,707	3,843	2,070	864	22.5%	1,773	85.7%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,890	2,381	1,283	509	21.4%	1,098	85.6%
Adjusted EBITDA	$7,197	$6,401	$4,528	$796	12.4%	$1,873	41.4%

We continue to see growth at our Colorado properties and anticipate slow growth in these markets in the coming years. At CRC, we plan to renovate the Palace Hotel and add an additional 32 hotel rooms to our property.  We estimate that the Palace Hotel project will cost $6.5 million and be completed in early 2018, subject to our obtaining financing for the project.

Years ended December 31, 2016 and 2015

The following discussion highlights results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Market Share Highlights

Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period.

•	The Central City market increased by 6.4% and CTL’s share of the Central City market was 28.2%, an increase of 0.5% compared to the year ended December 31, 2015.
•	The Cripple Creek market increased by 2.6% and CRC’s share of the Cripple Creek market was 9.9%, remaining constant compared to the year ended December 31, 2015.

Revenue Highlights

•

At CTL, net operating revenue increased by $1.4 million, or 8.5%, primarily due to increased gaming and food and beverage revenue. CTL has been successful in attracting more VIP players to the casino, which contributed to the increased net operating revenue.

•

At CRC, net operating revenue increased by $0.3 million, or 2.5%, primarily due to increased gaming and hotel revenue offset by increased promotional allowances. CRC continues to have success with online hotel bookings, which contributed to increased hotel revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.7 million, or 4.8%, due to increased gaming related expenses of $0.4 million and increased payroll costs of $0.1 million.
•	At CRC, operating expenses increased by $0.1 million, or 1.3%, primarily due to increased payroll costs.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.4 million, or 24.2%.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2015 and 2014

The following discussion highlights results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Market Share Highlights

Market share is calculated by dividing our property’s AGP into the market’s AGP for the same time period.

•	The Central City market increased by 5.2% and CTL’s share of the Central City market was 28.1%, remaining constant compared to the year ended December 31, 2014.
•	The Cripple Creek market increased by 4.1% and CRC’s share of the Cripple Creek market was 9.9%, an increase of 0.8% compared to the year ended December 31, 2014.

Revenue Highlights

•

At CTL, net operating revenue increased by $0.8 million, or 5.1%. The increased revenue was due to increased gaming revenue of $1.1 million, or 6.4%, offset by increased promotional allowances due to increased player promotions.

•

At CRC, net operating revenue increased by $0.9 million, or 8.4%. The increased revenue was due to increased gaming revenue of $0.6 million, or 4.6%, and increased hotel revenue of $0.2 million, or 58.8%, due to the implementation of online bookings at the beginning of 2015, offset by increased promotional allowances due to increased player promotions.

Operating Expense Highlights

•	At CTL and CRC, total operating costs and expenses remained constant.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.7 million, or 85.9%.

A reconciliation of net earnings attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Poland
	For the year
	ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gaming	$54,791	$51,673	$50,057	$3,118	6.0%	$1,616	3.2%
Food and Beverage	602	547	553	55	10.1%	(6)	(1.1%)
Other Revenue	214	347	587	(133)	(38.3%)	(240)	(40.9%)
Gross Revenue	55,607	52,567	51,197	3,040	5.8%	1,370	2.7%
Less Promotional Allowances	(717)	(359)	(6)	358	99.7%	353	5883.3%
Net Operating Revenue	54,890	52,208	51,191	2,682	5.1%	1,017	2.0%
Gaming Expenses	(33,582)	(32,090)	(32,908)	1,492	4.6%	(818)	(2.5%)
Food and Beverage Expenses	(1,692)	(1,484)	(1,633)	208	14.0%	(149)	(9.1%)
General and Administrative Expenses	(11,778)	(11,895)	(13,975)	(117)	(1.0%)	(2,080)	(14.9%)
Total Operating Costs and Expenses	(49,482)	(48,040)	(51,355)	1,442	3.0%	(3,315)	(6.5%)
Earnings (Losses) from Operations	5,408	4,168	(164)	1,240	29.8%	4,332	2641.5%
Non-controlling Interest	(1,461)	(1,448)	54	13	0.9%	1,502	2781.5%
Net Earnings (Loss) Attributable to Century Casinos, Inc. Shareholders	2,921	2,899	(112)	22	0.8%	3,011	2688.4%
Adjusted EBITDA	$8,139	$7,080	$3,683	$1,059	15.0%	$3,397	92.2%

During the fourth quarter of 2016, one of our competitors in the Warsaw market ceased operations, which contributed to increased revenue at our main property, the Warsaw Marriott. We anticipate that the increased revenue at the Warsaw Marriott will continue during 2017. Offsetting the increased revenue at the Warsaw Marriott was the closure of the Katowice casino in June 2016 due to the expiration and nonrenewal of the casino license at that location. We have applied for a new license in that city and, if awarded, plan to reopen a casino in Katowice by the end of 2017. In addition, effective in April 2017, the Polish gaming laws will permit online gaming and slot arcades operated through a state run company. We do not anticipate the changes in the gaming laws to have a significant impact on our operations in 2017, though these changes could increase competition and adversely affect our results of operations in the future.

To address the court decisions regarding employee tip litigation with the Polish IRS, we changed the payroll and withholding processes for CPL beginning in the third quarter of 2016. As a result of these changes, payroll costs for the third and fourth quarter of 2016 increased by PLN 2.9 million ($0.7 million based on the exchange rate in effect on December 31, 2016). We anticipate annual payroll costs to increase by approximately PLN 5.0 million ($1.2 million based on the exchange rate in effect on December 31, 2016). See Item 3, “Legal Proceedings” of this report for more information.

Years ended December 31, 2016 and 2015

The following discussion highlights results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Results in U.S. dollars were impacted by a 4.6% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue Highlights

	In PLN		In U.S. dollars


Net operating revenue increased by PLN 19.9 million, or 10.1%, due to increased gaming revenue. In Warsaw, our main competitor ceased operations, contributing to increased revenue at our Marriott Warsaw property. The increased revenue at the Marriott Warsaw was offset by the closure of the Katowice casino in June 2016, and the movement of its casino operations to the Sosnowiec casino until a new license is obtained.

			Net operating revenue increased by $2.7 million, or 5.1%.

Operating Expense Highlights

	In PLN		In U.S. dollars


Operating expenses increased by PLN 14.2 million, or 7.8%, primarily due to increased gaming related expenses of PLN 10.4 million and payroll costs of PLN 4.0 million, offset by decreased marketing expenses of (PLN 0.4) million. In addition, we had a PLN 1.2 million impairment on the leasehold improvements at the Katowice location due to the loss of the casino license.

			Operating expenses increased by $1.4 million, or 3.0%, including as a result of the Katowice leasehold improvements impairment of $0.4 million.

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
	Interest expense decreased by (PLN 0.2) million, or (39.3%).		Interest expense decreased by ($0.1) million, or (45.0%).
	Foreign currency losses decreased by (PLN 0.3) million, or (33.6%).		Foreign currency losses increased by $0.3 million, or 46.8%.


In the fourth quarter of 2015, we reduced the contingent liability by PLN 3.4 million due to the expiration of the statute of limitations for the Polish IRS to audit the 2010 tax year (see Item 3, “Legal Proceedings” of this report).

			The contingent liability was reduced by $0.9 million in the fourth quarter of 2015.
	Income tax expense increased by PLN 0.7 million, or 15.5%.		Income tax expense increased by $0.1 million, or 11.4%.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2015 and 2014

The following discussion highlights results for the year ended December 31, 2015 compared to the year ended December 31, 2014. Results in U.S. dollars were impacted by a 19.5% exchange rate decrease in the average rate between the U.S. dollar and Polish zloty for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue Highlights

	In PLN		In U.S. dollars


Net operating revenue increased by PLN 35.0 million, or 21.6%. The increase was primarily due to increased gaming revenue of PLN 36.7 million, or 23.2%, due to CPL continuing to upgrade slot machines to offer higher quality machines throughout the casinos, the addition of 18 slot machines in 2015 and the closing of slot arcades throughout Poland, as well as increased table revenue from the addition of seven table games in 2015 and increased roulette play throughout the casinos. Food and beverage revenue also increased by PLN 0.3 million, or 18.0%. The increased revenue was offset by increased promotional allowances of PLN 1.3 million due to a slot loyalty program that was introduced at a limited number of casinos in the third quarter of 2014 and was implemented in the remaining casinos in 2015.



Net operating revenue increased by $1.0 million, or 2.0%, gaming revenue increased by $1.6 million, or 3.2%, food and beverage revenue remained constant and promotional allowances increased by $0.4 million.

Operating Expense Highlights

	In PLN		In U.S. dollars


Total operating costs and expenses increased by PLN 19.2 million, or 11.9%, primarily due to increased gaming tax expense of PLN 18.2 million as a result of increased gaming revenue, increased marketing expenses of PLN 1.9 million due to the restructuring of promotional and prize giveaways throughout the casinos to encourage play from VIP players, increased cost of goods sold expense of PLN 0.3 million due to increased food and beverage sales, offset by decreased payroll expenses of (PLN 0.7) million due to decreased staff as a result of operating efficiencies from a cost-cutting program implemented throughout CPL.

			Total operating costs and expenses decreased by ($3.3) million, or (6.5%).

Additional Items Impacting Net Income

	In PLN		In U.S. dollars
	Interest expense decreased by (PLN 0.5) million, or (51.6%).		Interest expense decreased by ($0.2) million, or (59.6%).
	Foreign currency gains increased by PLN 0.2 million, or 23.6%.		Foreign currency gains increased by $0.2 million, or 70.5%.
	Income tax expense increased by PLN 4.1 million, or 2962.1%.		Income tax expense increased by $1.1 million, or 4444.0%.


In addition, we reduced the contingent liability by PLN 3.4 million due to the expiration of the statute of limitations for the Polish IRS to conduct a tax audit for the 2010 tax year (see Item 3, “Legal Proceedings” in this report).

			The reduction of the contingent liability was $0.9 million.

A reconciliation of net earnings (loss) attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Corporate and Other
	For the year
	ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Gaming	$2,157	$3,178	$6,766	$(1,021)	(32.1%)	$(3,588)	(53.0%)
Termination of Concession Agreements	0	3,365	0	(3,365)	(100.0%)	3,365	100.0%
Other Revenue	1,815	1,350	785	465	34.4%	565	72.0%
Gross Revenue	3,972	7,893	7,551	(3,921)	(49.7%)	342	4.5%
Less Promotional Allowances	0	(8)	0	(8)	(100.0%)	8	100.0%
Net Operating Revenue	3,972	7,885	7,551	(3,913)	(49.6%)	334	4.4%
Gaming Expenses	(1,898)	(2,654)	(5,895)	(756)	(28.5%)	(3,241)	(55.0%)
General and Administrative Expenses	(8,828)	(8,907)	(8,668)	(79)	(0.9%)	239	2.8%
Total Operating Costs and Expenses	(11,108)	(11,959)	(15,230)	(851)	(7.1%)	(3,271)	(21.5%)
Losses from Operations	(7,136)	(4,074)	(7,679)	(3,062)	(75.2%)	3,605	46.9%
Net Loss Attributable to Century Casinos, Inc. Shareholders	(5,044)	(1,192)	(6,385)	(3,852)	(323.2%)	5,193	81.3%
Adjusted EBITDA	$(5,836)	$(5,370)	$(5,715)	$(466)	(8.7%)	$345	6.0%

Years ended December 31, 2016 and 2015

We terminated our concession agreement with Oceania and Regent, indirect subsidiaries of Norwegian, effective June 1, 2015. We transitioned operations of the eight ship-based casinos that we operated onboard Oceania and Regent vessels to Norwegian during the second quarter of 2015. As consideration for the early termination of the concession agreements, we received $4.0 million in June 2015 and recorded this amount on our consolidated statement of earnings (loss) under operating revenue net of $0.6 million related to assets that were sold to Norwegian as part of the termination agreement. We also entered into a consulting agreement with Norwegian effective June 1, 2015, under which we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million that is payable in eight quarterly installments of $250,000 that commenced in July 2015 and will be paid through the second quarter of 2017.

The following discussion highlights results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue Highlights

•

Net operating revenue decreased by ($3.9) million, or (49.6%), because of $3.4 million of revenue related to the termination of the concession agreements with Oceania and Regent that we recognized in the 2015 period and decreased revenue related to a casino onboard the Nova Star that we no longer operate, offset by additional revenue from the consulting agreement with Norwegian and revenue from beginning casino operations onboard Mein Schiff 5, TUI Discovery and Glory Sea.

Operating Expense Highlights

•

Total operating costs and expenses decreased by ($0.9) million, or (7.1%), primarily due to decreased cruise ship-related expenses as a result of the termination of the concession agreements with Oceania and Regent and decreased stock compensation expense, offset by increased payroll and start-up costs related to our casino onboard the Glory Sea.

Additional Items Impacting Net Income

•	Income tax expense increased by $0.8 million, or 27.3%, mainly due to the reduction of an Austrian tax valuation allowance of $1.5 million in 2015.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Years ended December 31, 2015 and 2014

The following discussion highlights results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue Highlights

•

Net operating revenue increased by $0.3 million, or 4.4%. The increase was due to the $3.4 million from the termination of the Oceania and Regent concession agreements, $0.6 million in other revenue earned from the Norwegian consulting agreement and $0.2 million in gaming revenue from the Mein Schiff 4, which began operating in the second quarter of 2015, offset by decreased revenue from the Regent and Oceania ships of $4.0 million.

Operating Expense Highlights

•

Total operating costs and expenses decreased by ($3.3) million, or (21.5%). The decreased expenses were the result of decreased expenses from the Regent and Oceania ships of ($3.5) million, decreased travel costs for the corporate office of ($0.2) million and decreased acquisition costs of ($0.3) million, offset by expenses of $0.1 million for the Mein Schiff 4, increased stock-based compensation expense of $0.6 million and increased audit fees of $0.4 million.

Additional Items Impacting Net Income

•	Income tax expense decreased by $1.6 million, which included the reduction of an Austrian tax valuation allowance of $1.5 million.

A reconciliation of net loss attributable to Century Casinos, Inc. shareholders to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion in Item 6, “Selected Financial Data” of this report.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2016,  2015 and 2014 was as follows:

	For the year ended December 31,			2016/2015		2015/2014
Amounts in thousands	2016	2015	2014	$ Change	% Change	$ Change	% Change
Interest Income	$72	$38	$81	$34	89.5%	$(43)	(53.1%)
Interest Expense	(3,160)	(3,315)	(2,837)	(155)	(4.7%)	478	16.8%
Gain on Foreign Currency Transactions, Cost Recovery Income and Other	2,523	2,126	517	397	18.7%	1,609	311.2%
Non-Operating (Expense)	$(565)	$(1,151)	$(2,239)	$586	50.9%	$1,088	48.6%

Interest income

Interest income is directly related to interest earned on our cash reserves. For the year ended December 31, 2014, interest income also included interest earned on a $0.5 million loan we made in connection with a proposed casino project in Southeast Asia that we decided not to pursue following our diligence investigation. The loan was repaid in full to us in July 2014.

Interest expense

Interest expense is directly related to interest owed on our BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements that began in 2015, our CPL borrowings, interest expense related to CDR’s land lease and our capital lease agreements. Prior to the acquisition of our ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. We account for the lease using the financing method, accounting for the land subject to the lease as an asset and the lease payments as interest on the financing obligation.

Gain on Foreign Currency Transactions, Cost Recovery Income and Other

Cost recovery income of $2.2 million and $0.5 million was received by CDR for the years ended December 31, 2016 and 2015, respectively, related to infrastructure built during the development of the REC project. The infrastructure was built by the non-controlling shareholders prior to our acquisition of our controlling ownership interest in CDR. When income is received by CDR related to cost recoveries, it is distributed to CDR’s non-controlling shareholders through non-controlling interest. Gain on foreign currency transactions, cost recovery income and other also includes the $0.9 million reduction of the contingent liability during the year ended December 31, 2015 due to the expiration of the statute of limitations for the Polish IRS to audit CPL for the 2010 tax year.

Taxes

Our income tax expense by jurisdiction is summarized in the table below:

Amounts in	For the year			For the year			For the year
thousands	ended December 31, 2016			ended December 31, 2015			ended December 31, 2014
	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate	Pre-tax income (loss)	Income tax expense (benefit)	Effective tax rate
Canada	$9,889	$149	1.5%	$6,983	$1,305	18.7%	$3,644	$1,344	36.9%
United States	138	85	61.7%	(1,593)	84	(5.3%)	(3,205)	(13)	0.4%
Mauritius*	480	11	2.3%	3,856	129	3.3%	(30)	7	(23.3%)
Austria	(430)	278	(64.7%)	(13)	(997)	7669.2%	222	81	36.5%
Poland	5,523	1,264	22.9%	5,412	1,133	20.9%	(212)	88	(41.5%)
Total	$15,600	$1,787	11.5%	$14,645	$1,654	11.3%	$419	$1,507	359.7%

*Ship-based casinos

Our worldwide effective income tax rate for 2016 was 11.5%. The blended corporate income tax rate in the United States for 2016 was 37.06%. We maintain a full valuation allowance in the United States resulting in an effective tax rate that is typically lower than the blended 37.06% tax rate. However, the effective tax rate in the United States for 2016 was 61.7% due to the unfavorable impact of withholding taxes. A substantial portion of our earnings are from Canada, which has a 27% income tax rate; the effective tax rate in Canada of 1.5% for 2016 was due to the impact of foreign currency exchange rates and the release of a  $2.2 million valuation allowance. The income tax rate for our earnings from Mauritius is 3%; the effective tax rate of 2.3% for 2016 was due to immaterial permanent deductions. A portion of our earnings are from Austria, which has a 25% income tax rate, and due to disallowed interest expense and the impact of foreign currency exchange rates, the effective tax rate for 2016 was (64.7%). Another substantial portion of our earnings are from Poland, which has a 19% income tax rate. The effective tax rate in Poland of 22.9% for 2016 was due to nondeductible payments to certain governing authorities as well as meals, entertainment, gifts and giveaways. The movement of exchange rates for intercompany loans denominated in U.S. dollars further impacts our effective income tax rate because foreign currency gains and losses generally are not taxed until realized. Therefore, our overall effective income tax rate was significantly impacted in 2016 and can be significantly impacted by foreign currency gains or losses in the future.

Our effective income tax rate for 2016 was impacted by a large decrease in pre-tax income in Mauritius, the decrease of pre-tax income in Austria and an increase in pre-tax income in the United States, Canada and Poland. The comparison of pre-tax income of $15.6 million of the year ended December 31, 2016, compared to pre-tax income of $14.7 million for the year ended December 31, 2015 should be considered when comparing tax rates year over year. The overall effective tax rate of 11.5% was significantly driven by the full release of the valuation allowance in Canada. A majority of the earnings recognized by us during the year ended December 31, 2016 were from our properties in Canada. Based on permanent items and the impact of foreign currency exchange rates and the valuation allowance release, the earnings in our Canadian properties accounted for 8.4% of the total tax expense recorded.

During 2016, we released our $2.2 million Canadian valuation allowance on CDR’s deferred tax assets, resulting in a tax benefit. We analyzed the likelihood of future realization of CDR’s deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, we concluded that the operations in CDR had attained a sustained level of profitability sufficient to reduce its valuation allowance.

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

As of December 31, 2016,  our total debt under bank borrowings and other agreements net of $0.4 million related to deferred financing costs was $55.6 million, of which $50.0 million was long-term debt and $5.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, CPL’s credit agreement and other capital lease agreements. We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.  Net Debt was $17.2 million as of December 31, 2016 compared to $7.4 million as of December 31, 2015. In September 2016, we increased the borrowing capacity under our BMO Credit Agreement to CAD 69.2 million to finance the Apex Acquisition. The increased credit facility added CAD 30.0 million ($22.3 million based on the exchange rate in effect on December 31, 2016) to our debt balance, of which CAD 3.0 million ($2.2 million based on the exchange rate in effect on December 31, 2016) was the current portion. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” in Item 6, “Selected Financial Data” of this report.

The following table lists the 2017 maturities of our debt:

Amounts in thousands
	Casinos Poland	Century Downs
Bank of Montreal	Credit Agreement	Land Lease	Capital Leases	Total
$4,943	$215	$0	$425	$5,583

Cash Flows

Cash and cash equivalents totaled $38.8 million at December 31, 2016, and we had working capital (current assets minus current liabilities) of $17.3 million compared to cash and cash equivalents of $29.4 million and working capital of $10.8 million at December 31, 2015, and cash and cash equivalents of $24.7 million and working capital of $2.0 million at December 31, 2014.  The increase in cash and cash equivalents from December 31, 2015 to December 31, 2016 is due to $22.3 million of cash provided by operating activities, $3.1 million of cash acquired through the Apex Acquisition and $0.1 million in proceeds from the exercise of stock options, offset by $7.1 million of cash used to purchase property and equipment, $5.0 million in principal repayments and payments of deferred financing costs, a $1.9 million distribution to non-controlling interests in CDR, $0.4 million in principal repayments of capital lease agreements, and $1.5 million in exchange rate changes on cash. In addition, we borrowed $22.8 million for the Apex Acquisition.

Net cash provided by operating activities was $22.3 million, $19.6 million and $9.1 million in 2016,  2015 and 2014, respectively. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer also to the consolidated statements of cash flows and to management’s discussion of the results of operations above in this Item 7 for a discussion of earnings from operations.

We identified an error within our statement of cash flows for the year ended December 31, 2014. We inadvertently overstated the change in purchases of property and equipment on account by $1.8 million when calculating the change in accounts payable and purchases of property and equipment in the preparation of our 2014 statement of cash flows. This error resulted in the understatement of net cash provided by operating activities and net cash used in investing activities by the same amount. This error also resulted in the understatement of consolidated capital expenditures by $1.8 million. The prior period amounts have been revised to reflect the correct balances. In addition, Note 1 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data” in this report presents the impact of this correction on our 2014 consolidated financial statements as previously reported by us.

Net cash used in investing activities of $26.8 million for the year ended December 31, 2016 consisted of $19.7 million for the Apex Acquisition; $2.0 million for the casino remodel at CRA; $1.7 million of development costs for continued work related to landscaping, barns and equipment at CDR; $0.8 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland; $0.3 million for improvements to the LIM Center casino operated by Casinos Poland; $0.4 million to purchase slot machines and table game equipment for the Mein Schiff 5 and TUI Discovery ship-based casinos; $0.2 million to purchase equipment and upgrade the casino onboard the Glory Sea; $0.4 million to purchase slot machines and gaming equipment for our Cripple Creek and Central City properties; $0.2 million in pre-construction costs related to the Palace Hotel project; $0.1 million to renovate a bar at CAL and $1.0 million in other fixed asset additions at our properties.

Net cash used in investing activities of $18.2 million for the year ended December 31, 2015 consisted of $14.1 million for development costs related to the REC project; $0.7 million to purchase slot machines and table game equipment for the casinos operated by Casinos Poland, $0.1 million for improvements to the casinos in Poznan and Katowice operated by Casinos Poland, $0.1 million in new sign displays for the casinos in Warsaw and Wroclaw operated by Casinos Poland, $0.3 million to purchase new slot machines for the Mein Schiff 4, Star Breeze and Star Legend ship-based casinos, $0.5 million to purchase slot machines for our Cripple Creek and Central City properties, $0.2 million to purchase new surveillance equipment at our Cripple Creek property, $0.1 million to purchase new HVAC equipment for our hotel rooms in Central City, $0.1 million in sound equipment for the showroom and $0.1 million in parking lot repairs at CRA, $0.1 million to remodel the Mid City Grill and kitchen at CAL and $2.5 million in other fixed asset additions at our properties offset by $0.7 million in proceeds from the disposition of assets.

Net cash used in investing activities of $18.3 million for the year ended December 31, 2014 consisted of $10.7 million for development costs related to the REC project; $2.6 million to remodel the relocated Poznan casino, make improvements to the Katowice casino, convert slot machines from cash to TITO machines and purchase new slot machines for CPL; $1.2 million to purchase slot machines, surveillance systems, and various gaming equipment for the Mein Schiff 2, Mein Schiff 3, Insignia and Nova Star ship-based casinos; $0.4 million to remodel hotel rooms at our Cripple Creek property; $0.3 million to purchase slot machines and upgrade the slot accounting system at our Central City property; $0.2 million to replace slot chairs at CRA; $0.1 million to make improvements to CAL and $2.4 million in cumulative additions to our properties. In addition, we purchased a 7.5% ownership interest in MCE for $1.0 million. The capital expenditures and purchase of the 7.5% ownership interest in MCE were offset by proceeds from the repayment of a $0.5 million loan made by us in connection with the proposed casino project in Southeast Asia that we decided not to pursue following our due diligence and proceeds of $0.1 million from the disposition of assets.

Net cash provided by financing activities of $15.6 million for the year ended December 31, 2016 consisted of $22.8 million received from borrowings under our BMO Credit Agreement for the Apex Acquisition and $0.1 million cash from the exercise of stock options, offset by $4.8 million of principal repayments, $0.4 million of principal repayments for capital leases, $0.3 million deferred financing costs paid and $1.9 million in distributions to non-controlling interests in CDR and CPL.

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

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock in 2016, 2015 or 2014. The total amount remaining under the repurchase program was $14.7 million as of December 31, 2016. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that our primary sources of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, which is subject to financing and necessary regulatory and governmental approvals, including from the AGLC, the renovation and expansion project at the Palace Hotel in Cripple Creek, which also is subject to financing, and potential new projects. We amended the BMO Credit Agreement to obtain the financing needed for the Apex Acquisition which was completed October 1, 2016. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. For a summary of our payment obligations, see the table in “Contractual Obligations and Contingencies” below.

We believe that our cash at December 31, 2016 as supplemented by cash flows from operations will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties, including the Century Mile and Palace Hotel projects, that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities.  While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations either for operations, capital expenditures or significant discretionary activities such as acquisitions or businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $32.9 million of our total $38.8 million in cash and cash equivalents at December 31, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Contractual Obligations and Contingencies

The following table summarizes our future commitments and contingency payments as of December 31, 2016.

		Payments due by Period
Amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Recorded contractual obligations and contingencies:
Long-term debt (1)	$55,230	$5,158	$20,471	$4,468	$25,133
Capital lease obligations	791	425	319	46	1
Other contingencies (2)	2,099	0	0	0	0
Unrecorded contractual obligations and contingencies:
Estimated interest payments - long-term debt (3)	17,146	3,034	5,546	4,886	3,680
Operating leases (4)	2,924	2,126	459	193	146
Contractual obligations	$78,190	$10,743	$26,795	$9,593	$28,960

(1)

Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. These amounts do not reflect the impact of future foreign exchange rate changes. Payments due in three to five years represents the portion of the BMO Credit Agreement expiring in August 2019. The remaining balance of the BMO Credit Agreement expires in September 2021.  We currently intend to seek to extend the term of the BMO Credit Agreement or otherwise refinance the loan. The payments due after five years include the CDR land lease.  The CDR land lease is accounted for using the financing method, and no principal payments will be made unless the land is purchased. The first option to purchase the land is July 1, 2023. See Notes 7 and 12 to the Consolidated Financial Statements included in Item 8, “Financial Statement and Supplementary Data” of this report for further information.

(2)

Estimated contingencies related to the CPL contingent liability are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 14 to the Consolidated Financial Statements included in Item 8, “Financial Statement and Supplementary Data” of this report for further information.

(3)

Estimated interest payments are based on principal amounts and expected maturities of long-term debt outstanding as of December 31, 2016 and management’s forecasted rates for our BMO Credit Agreement and CPL credit agreements. Estimated interest payments do not reflect the impact of future foreign exchange rate changes.

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

Critical Accounting Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Property and Equipment  - We have significant capital invested in our property and equipment, which represents approximately 65% of our total assets as of December 31, 2016. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As of December 31, 2016, we believe that our investments in property and equipment are recoverable. For the year ended December 31, 2016, we wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the loss of the license for that location and charged $0.4 million to operating costs and expenses. For the year ended December 31, 2014, we wrote down the leasehold improvements at Casinos Poland’s Sosnowiec casino based on the decision to suspend operations at the casino and charged $0.5 million to operating costs and expenses. There were no impairment charges recorded for the year ended December 31, 2015.

Goodwill - We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values.  Our reporting units with goodwill balances as of December 31, 2016 include CRA, CSA, CDR and CPL.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us.  We make a variety of estimates and judgments about the relevance of these factors to the reporting units in estimating their fair values.   If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary.  No impairment charges related to goodwill were recorded for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the fair value of our goodwill is at least 55% in excess of its related carrying value.

Intangible Assets -  Identifiable intangible assets include trademarks and casino licenses.  Our trademarks, CDR’s licenses issued by the AGLC and HRA and CSA’s license issued by the AGLC are indefinite-lived intangible assets and therefore are not amortized.  We test our trademarks and indefinite-lived licenses for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. We test for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would recognize an impairment charge equal to the difference. No impairment charges related to our trademarks or indefinite-lived licenses were recorded for the years ended December 31, 2016, 2015 and 2014. Our casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives. CPL licenses are evaluated for impairment annually or more frequently if necessary.    We impaired $0.2 million in the second quarter of 2014 related to the CPL casino licenses. There were no impairment charges recorded for the years ended December 31, 2016 and 2015. As of December 31, 2016, the fair value of our indefinite-lived intangibles is at least 112% in excess of its related carrying value.

Income Taxes – The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different from the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent we determine that we will not realize the benefit of some or all of the deferred tax assets, then these assets will be adjusted through our provision for income taxes in the period in which this determination is made. We have a valuation allowance of $5.7 million on our U.S. deferred tax assets as of December 31, 2016 due to uncertainty of future taxable income. We will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. We continue to monitor the valuation allowance for deferred tax assets in the U.S. on a quarterly basis, and we may release all or a portion of the U.S. valuation allowance in 2017 in the event more positive evidence becomes available. Further, our implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce our valuation allowance as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2016. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $56.0 million face value of debt outstanding as of December 31, 2016, $0.8 million is fixed-rate capital lease agreements, $13.8 million is fixed-rate debt using interest rate swap agreements and $41.4 million is variable-rate debt.

As of December 31, 2016,  our two interest rate swap agreements total  $13.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our principal executive officers and principal financial/accounting officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Based on such evaluation, our principal executive officers and principal financial/accounting officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.  Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include internal controls of CSA, which was acquired in the Apex Acquisition on October 1, 2016. CSA’s consolidated total assets and gross revenues represent approximately 11% of our consolidated total assets as of December 31, 2016, 1% of our net operating revenue and 1% of our net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2016. We are in the process of integrating CSA’s and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient internal control over financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the internal control over financial reporting of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting on Century Casino St. Albert (“CSA”), which was acquired on October 1, 2016, and whose financial statements constitute 11% of total assets as of December 31, 2016, 1% of net operating revenue and 1% of net earnings attributable to Century Casinos, Inc. shareholders of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at CSA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9, 2017

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference. Information required by Regulation S-K Item 401 concerning executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our Co-Chief Executive Officers and our Principal Financial/Accounting Officer. A complete text of this Code of Business Conduct and Ethics is available on our web site (http://www.cnty.com). Any future amendments to or waivers of the Code of Business Conduct and Ethics will be posted to the Corporate Governance section of our web site.

Item 11.    Executive Compensation.

The information required by this item will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to securities ownership of certain beneficial owners and management will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2016 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,386 (1)	$5.04	3,500,000 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	785,386	$5.04	3,500,000

(1)

As of December 31, 2016, there were 785,386 shares of common stock issuable upon exercise of outstanding options and other rights exercisable under the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). The 2005 Plan expired in June 2015.

(2)	In June 2016, our stockholders approved the 2016 Equity Incentive Plan. As of December 31, 2016, no equity awards have been issued under the 2016 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	List of documents filed with this report
1.	Financial Statements

The financial statements and related notes, together with the reports of our independent registered public accounting firm, appear in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

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

10.2

Management Agreement by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc.,  dated November 30, 2012, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2012.

10.3

Credit Agreement as of November 29, 2013 by and between Century Casinos Europe GmbH and United Horsemen of Alberta Inc., is hereby incorporated by reference to Exhibit 10.2B to the Company’s Current Report on Form 8-K filed on December 3, 2013.

10.4

Preliminary Conditional Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH, dated September 21, 2012, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated December 31, 2012.

10.5

Share Sale Agreement by and between Polskie Linie Lotnicze LOT S.A. and Century Casinos Europe GmbH dated April 8, 2013, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 9, 2013.

10.6A*

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

10.6F*

Amendment to Employment Agreement, by and among Century Casinos, Inc., Century Resorts International Ltd., Century Casinos Europe GmbH and Erwin Haitzmann, effective September 30, 2015, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015.

10.7A*

Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger as restated on February 18, 2003, is hereby incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.7B*

Amendment No. 1 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, dated February 3, 2005, is hereby incorporated by reference to Exhibit 10.144 to the Company’s Current Report on Form 8-K filed on February 10, 2005.

10.7C*

Amendment No. 2 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective September 1, 2006, is hereby incorporated by reference to Exhibit 10.179 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.7D*

Amendment No. 3 to Employment Agreement by and between Century Casinos, Inc. and Peter Hoetzinger, effective November 5, 2009, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

10.7E*

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

10.8D

Second Amended and Restated Credit Agreement, dated September 30, 2016, by and among Century Resorts Alberta Inc., Century Casino Calgary Inc., Century Casino St. Albert Inc. and Bank of Montreal, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016.

10.9*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Flyfish Casino Consulting AG, is hereby incorporated by reference to Exhibit 10.176 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.10*

Revised and Restated Management Agreement, effective September 30, 2006, by and between Century Resorts International Ltd, Century Casinos, Inc. and Focus Casino Consulting AG, is hereby incorporated by reference to Exhibit 10.177 to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.11

Termination Agreement, dated August 22, 2014, by and among Century Casinos, Inc., UniCredit Bank Austria AG and Oesterreichische Kontrollbank Aktiengesellschaft, is hereby incorporated by reference to Exhibit 10.11A to the Company’s Current Report on Form 8-K filed on August 26, 2014.

10.12*

Century Casinos, Inc. Amended and Restated 2005 Equity Incentive Plan, as amended and restated as of December 26, 2014, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

10.13*	Century Casinos, Inc. 2016 Equity Incentive Plan is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016.
10.14A

Share and Real Property Purchase Agreement, dated as of June 29, 2016, by and among Century Casinos Europe GmbH, 851896 Alberta Ltd., Game Plan Developments Ltd., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016.

10.14B

Assignment of Share and Real Property Purchase Agreement, dated July 22, 2016, by and between Century Casinos Europe GmbH and Century Casino St. Albert Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.14C

First Amendment to Share and Real Property Purchase Agreement, dated as of August 24, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

10.14D

Second Amendment to Share and Real Property Purchase Agreement, dated as of September 19, 2016, by and among Century Casino St. Albert Inc., Casino St. Albert Inc., Action ATM Inc., MVP Sports Bar Ltd., Game Plan Developments Ltd., 851896 Alberta Ltd. and Bruce McPherson, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2016.

(21) Subsidiaries of the Registrant
21†	Subsidiaries of the Registrant
(23) Consents of Experts and Counsel
23†	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1†	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3†	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
(32) Section 1350 Certifications
32.1††	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3††	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

† Filed herewith.

†† Furnished herewith.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC.
By:/s/ Erwin Haitzmann	By:/s/ Peter Hoetzinger
Erwin Haitzmann, Chairman of the Board and Co-Chief Executive Officer (Co Principal Executive Officer)	Peter Hoetzinger, Vice Chairman of the Board, Co-Chief Executive Officer and President (Co Principal Executive Officer)

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

Signature	Title	Signature	Title
/s/ Erwin Haitzmann Erwin Haitzmann	Chairman of the Board and Co-Chief Executive Officer	/s/ Gottfried Schellmann Gottfried Schellmann	Director
/s/ Peter Hoetzinger Peter Hoetzinger	Vice Chairman of the Board, Co-Chief Executive Officer and President	/s/ Robert S. Eichberg Robert S. Eichberg	Director
/s/ Margaret Stapleton Margaret Stapleton	Principal Financial/Accounting Officer	/s/ Dinah Corbaci Dinah Corbaci	Director

Item 8.    Financial Statements and Supplementary Data.

Financial Statement Schedules:
All schedules are omitted because they are not applicable or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Century Casinos, Inc.

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Century Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Casinos, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016,  in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9,  2017

-F2-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$38,837	$29,366
Receivables, net	4,706	2,620
Prepaid expenses	1,224	997
Inventories	568	529
Deferred income taxes	0	309
Other current assets	613	60
Total Current Assets	45,948	33,881

Property and equipment, net	140,763	131,582
Goodwill	13,387	10,173
Deferred income taxes	1,705	4,834
Casino licenses	12,140	3,028
Trademarks	1,558	1,654
Cost investment	1,000	1,000
Deposits and other	1,337	272
Total Assets	$217,838	$186,424

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,583	$4,123
Accounts payable	1,864	2,692
Accrued liabilities	9,088	5,619
Accrued payroll	5,313	4,162
Taxes payable	4,661	4,200
Contingent liability (note 14)	2,099	2,180
Deferred income taxes	0	153
Total Current Liabilities	28,608	23,129

Long-term debt, net of current portion and deferred financing costs (note 7)	50,026	32,397
Taxes payable and other	620	630
Deferred income taxes	0	3,481
Total Liabilities	79,254	59,637
Commitments and Contingencies

See notes to consolidated financial statements.

-F3-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
Amounts in thousands, except for share and per share information	2016	2015
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,451,582 and 24,414,083 shares issued and outstanding	245	244
Additional paid-in capital	78,174	77,318
Retained earnings	66,386	57,171
Accumulated other comprehensive loss	(12,609)	(12,683)
Total Century Casinos, Inc. shareholders' equity	132,196	122,050
Non-controlling interest	6,388	4,737
Total Equity	138,584	126,787
Total Liabilities and Equity	$217,838	$186,424

See notes to consolidated financial statements.

-F4-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year
	ended December 31,
Amounts in thousands, except for per share information	2016	2015	2014
Operating revenue:
Gaming	$123,355	$116,933	$109,889
Hotel	1,906	1,681	1,636
Food and beverage	12,500	12,003	10,988
Termination of concession agreements	0	3,365	0
Other	10,416	8,201	5,525
Gross revenue	148,177	142,183	128,038
Less: Promotional allowances	(8,943)	(8,449)	(7,990)
Net operating revenue	139,234	133,734	120,048
Operating costs and expenses:
Gaming	58,928	56,364	60,782
Hotel	541	561	590
Food and beverage	10,945	10,267	9,252
General and administrative	44,306	42,747	38,932
Depreciation and amortization	8,349	7,999	7,835
Total operating costs and expenses	123,069	117,938	117,391
Earnings from operations	16,165	15,796	2,657
Non-operating income (expense):
Interest income	72	38	81
Interest expense	(3,160)	(3,315)	(2,837)
Gain on foreign currency transactions, cost recovery income and other	2,523	2,126	517
Non-operating (expense) income, net	(565)	(1,151)	(2,239)
Earnings before income taxes	15,600	14,645	418
Income tax expense	(1,787)	(1,654)	(1,507)
Net earnings (loss)	13,813	12,991	(1,089)
Net (earnings) loss attributable to non-controlling interests	(4,598)	(1,471)	2,321
Net earnings attributable to Century Casinos, Inc. shareholders	$9,215	$11,520	$1,232

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.38	$0.47	$0.05
Diluted	$0.37	$0.47	$0.05
Weighted average shares outstanding - basic	24,435	24,395	24,381
Weighted average shares outstanding - diluted	24,668	24,435	24,419

See notes to consolidated financial statements.

-F5-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year
	ended December 31,

Amounts in thousands	2016	2015	2014

Net earnings (loss)	$13,813	$12,991	$(1,089)

Other comprehensive income (loss)
Foreign currency translation adjustments	(390)	(9,853)	(6,685)
Other comprehensive loss	(390)	(9,853)	(6,685)
Comprehensive income (loss)	$13,423	$3,138	$(7,774)

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(4,598)	(1,471)	2,321
Foreign currency translation adjustments	464	941	1,041
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$9,289	$2,608	$(4,412)

See notes to consolidated financial statements.

-F6-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2014	24,377,761	$244	$75,138	$2,008	$44,419	$121,809	$7,641	$129,450
Net earnings (loss)	0	0	0	0	1,232	1,232	(2,321)	(1,089)
Foreign currency translation adjustment	0	0	0	(5,644)	0	(5,644)	(1,041)	(6,685)
Amortization of stock-based compensation	0	0	1,028	0	0	1,028	0	1,028
Distribution to non-controlling interest	0	0	0	0	0	0	(281)	(281)
Exercise of stock options	3,296	0	3	0	0	3	0	3
BALANCE AT December 31, 2014	24,381,057	$244	$76,169	$(3,636)	$45,651	$118,428	$3,998	$122,426
Net earnings	0	0	0	0	11,520	11,520	1,471	12,991
Foreign currency translation adjustment	0	0	0	(8,912)	0	(8,912)	(941)	(9,853)
Amortization of stock-based compensation	0	0	1,641	0	0	1,641	0	1,641
Distribution to non-controlling interest	0	0	0	0	0	0	(507)	(507)
Exercise of stock options	33,026	0	89	0	0	89	0	89
Conversion of CDR equity (note 1)	0	0	(581)	(135)	0	(716)	716	0
BALANCE AT December 31, 2015	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	0	0	0	0	9,215	9,215	4,598	13,813
Foreign currency translation adjustment	0	0	0	74	0	74	(464)	(390)
Amortization of stock-based compensation	0	0	759	0	0	759	0	759
Distribution to non-controlling interest	0	0	0	0	0	0	(2,483)	(2,483)
Exercise of stock options	37,499	1	97	0	0	98	0	98
BALANCE AT December 31, 2016	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584

-F7-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	ended December 31,
Amounts in thousands	2016	2015	2014

Cash Flows from Operating Activities:
Net earnings (loss)	$13,813	$12,991	$(1,089)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,349	7,999	7,835
Casino license impairment	0	0	198
Loss on disposition of fixed assets	330	514	631
Adjustment of contingent liability (note 14)	54	(859)	0
Unrealized (gain) loss on interest rate swaps	(79)	214	0
Amortization of stock-based compensation expense	759	1,641	1,028
Amortization of deferred financing costs	129	105	76
Deferred taxes	(196)	(1,305)	(411)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	(1,417)	(1,139)	(177)
Prepaid expenses and other assets	(1,625)	1,707	79
Accounts payable	(196)	(396)	798
Accrued liabilities	2,540	(1,307)	1,217
Inventories	(1)	14	(211)
Other operating assets	(20)	0	0
Other operating liabilities	5	8	19
Accrued payroll	1,162	343	113
Taxes payable	(1,350)	(725)	(1,025)
Contingent liability payment	0	(159)	0
Net cash provided by operating activities	22,257	19,646	9,081

Cash Flows used in Investing Activities:
Purchases of property and equipment	(7,104)	(18,875)	(17,856)
Acquisition of Century Casino St. Albert (net of cash acquired) (note 3)	(19,735)	0	0
Investment in Mendoza Central Entretenimientos S.A.	0	0	(1,000)
Proceeds from disposition of assets	10	698	91
Note receivable proceeds	0	0	500
Net cash used in investing activities	(26,829)	(18,177)	(18,265)

-  Continued -

-F8-

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year
	ended December 31,
Amounts in thousands	2016	2015	2014

Cash Flows provided by Financing Activities:
Proceeds from borrowings	22,788	12,043	12,545
Principal payments	(5,165)	(7,205)	(4,717)
Payment of deferred financing costs	(266)	0	(214)
Distribution to non-controlling interest	(1,897)	(507)	(281)
Proceeds from exercise of stock options	97	89	3
Net cash provided by financing activities	15,557	4,420	7,336

Effect of Exchange Rate Changes on Cash	$(1,514)	$(1,264)	$(759)

Increase (Decrease) in Cash and Cash Equivalents	$9,471	$4,625	$(2,607)

Cash and Cash Equivalents at Beginning of Period	$29,366	$24,741	$27,348
Cash and Cash Equivalents at End of Period	$38,837	$29,366	$24,741
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,729	$1,684	$655
Income taxes paid	$4,051	$2,465	$2,819

Non-Cash Investing Activities:
Purchase of property and equipment on account	$479	$1,211	$1,545
Conversion of CDR equity (note 1)	$0	$716	$0
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$560	$800	0
Distributions payable to non-controlling shareholders	$586	$0	$0

See notes to consolidated financial statements.

-F9-

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of December 31, 2016, the Company owned casino operations in North America; held a majority ownership interest in eight casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada
•	The Century Casino St. Albert in Edmonton, Alberta, Canada
•	The Century Casino Calgary in Calgary, Alberta, Canada
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado

The Company acquired Century Casino St. Albert (“CSA” or “St. Albert”) in October 2016. See Note 3 for additional information related to the acquisition of CSA.

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

•

The Company owns 75% of United Horsemen of Alberta Inc. dba Century Downs Racetrack and Casino (“CDR” or “Century Downs”). CDR operates Century Downs Racetrack and Casino, a REC in Balzac, a north metropolitan area of Calgary, Alberta, Canada. CDR is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. The remaining 25% is owned by unaffiliated shareholders and is reported as a non-controlling financial interest. The casino and racetrack at CDR opened in April 2015.

In March 2015, CCE converted CAD 11.0 million that it had loaned to CDR into an additional 60% ownership interest in CDR. As a result of the conversion, the Company recognized $0.6 million in additional paid-in-capital and $0.1 million in accumulated other comprehensive income that was previously attributed to non-controlling financial interest.

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

The Company has the following concession, management and consulting service agreements:

•

The Company operates 13 ship-based casinos through concession agreements with four cruise lines.  In June 2016, the Company began operating the ship-based casino onboard the Mein Schiff 5, a new 2,500 passenger ship, and TUI Discovery, a 2,067 passenger cruise ship. Under an amended concession agreement with TUI Cruises, the Company also plans to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship that is expected to begin operating in the third quarter of 2017.

-F10-

Under a concession agreement with Diamond Cruise International Co., Ltd. (“Diamond”), the Company began operating the ship-based casino onboard Glory Sea, a 1,200 passenger cruise ship, in July 2016. Glory Sea operates in the Chinese cruise market with four-day trips between China, South Korea and Japan. In connection with the operation of the ship-based casino onboard Glory Sea, the Company also entered into a Cooperation Agreement with Dynamic Partners International, Ltd. (“Dynamic”) in July 2016. Under this agreement, Dynamic markets and promotes the casino to VIP players along with facilitating the concession agreement with Diamond, for which the Company pays Dynamic a portion of the net profit from the casino onboard Glory Sea.

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

The Company also entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company is providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter through the second quarter of 2017.

•

The Company has a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee. The management agreement expires in December 2017 and the Company does not anticipate renewal of this agreement.

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

Corrections of Prior Period Balances

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified the following errors in its historical financial statements for the years ended December 31, 2015 and 2014.

The Company identified an error within its consolidated statement of cash flows for the year ended December 31, 2014. The Company overstated the change in purchases of property and equipment on account by $1.8 million when calculating the change in accounts payable and purchases of property and equipment in the preparation of its 2014 consolidated statement of cash flows. The error resulted in the understatement of net cash provided by operating activities and net cash used in investing activities by the same amount. As a result of this error, total capital expenditures disclosed in Note 13 “Segment and Geographic Information” for the year ended December 31, 2014 were understated by $1.8 million. The Company also overstated property and equipment purchased on account by $0.4 million in non-cash investing activities for the year ended December 31, 2014.

-F11-

Additionally, the Company erroneously recognized pari-mutuel revenue totaling $0.7 million in its consolidated statement of earnings for the year ended December 31, 2015 and a corresponding account receivable on its balance sheet as of December 31, 2015. This error also affected the Company’s taxes payable and specific components of equity as of December 31, 2015 and its income tax expense, net earnings attributable to non-controlling interests, foreign currency translation adjustments, and consolidated statements of comprehensive income (loss), equity, cash flows and Note 13 “Segment and Geographic Information” for the year then ended.

The prior period amounts within the Company’s consolidated financial statements have been revised to reflect the correct balances. The information below presents the impact of these corrections on the Company’s 2015 and 2014 consolidated financial statements as previously reported.

Consolidated Statement of Cash Flows for the year ended December 31, 2014:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Cash Flows from Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts payable	$(961)	$1,759	$798
Net cash provided by operating activities	7,322	1,759	9,081

Cash Flows in Investing Activities:
Purchases of property and equipment	(16,097)	(1,759)	(17,856)
Net cash used in investing activities	$(16,506)	$(1,759)	$(18,265)

Non-Cash Investing Activities:
Purchase of property and equipment on account	$1,961	$(416)	$1,545

Note 13. Segment and Geographic Information for the year ended December 31, 2014:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Capital Expenditures
Canada	$11,190	$495	$11,685
United States	834	934	1,768
Poland	2,742	294	3,036
Corporate and Other	1,331	36	1,367
Consolidated	$16,097	$1,759	$17,856

-F12-

Consolidated Balance Sheet as of December 31, 2015:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Receivables, net	$3,279	$(659)	$2,620
Total Current Assets	34,540	(659)	33,881
Total Assets	$187,083	$(659)	$186,424

Taxes payable	$4,371	$(171)	$4,200
Total Current Liabilities	23,300	(171)	23,129
Total Liabilities	59,808	(171)	59,637

Retained earnings	57,558	(387)	57,171
Accumulated other comprehensive loss	(12,704)	21	(12,683)
Total Century Casinos, Inc. shareholders' equity	122,416	(366)	122,050
Non-controlling interest	4,859	(122)	4,737
Total Equity	127,275	(488)	126,787
Total Liabilities and Equity	$187,083	$(659)	$186,424

Consolidated Statement of Earnings for the year ended December 31, 2015:
Amounts in thousands, except for per share information	As Previously Reported	Correction	As Corrected
Operating Revenue:
Other	$8,898	$(697)	$8,201
Gross revenue	142,880	(697)	142,183
Net operating revenue	134,431	(697)	133,734
Earnings from operations	16,493	(697)	15,796
Earnings before income taxes	15,342	(697)	14,645
Income tax expense	(1,835)	181	(1,654)
Net earnings (loss)	13,507	(516)	12,991
Net (earnings) loss attributable to non-controlling interests	(1,600)	129	(1,471)
Net earnings attributable to Century Casinos, Inc. shareholders	$11,907	$(387)	$11,520

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic and Diluted	$0.49	$(0.02)	$0.47

-F13-

Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2015:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Net earnings (loss)	$13,507	$(516)	$12,991

Other comprehensive (loss) income
Foreign currency translation adjustments	(9,881)	28	(9,853)
Other comprehensive loss	(9,881)	28	(9,853)
Comprehensive income (loss)	$3,626	$(488)	$3,138

Comprehensive income (loss) attributable to non-controlling interests
Net (earnings) loss attributable to non-controlling interests	(1,600)	129	(1,471)
Foreign currency translation adjustments	948	(7)	941
Comprehensive income (loss) attributable to Century Casinos, Inc. shareholders	$2,974	$(366)	$2,608

Consolidated Statement of Equity for the year ended December 31, 2015:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	$(8,933)	$21	$(8,912)
Accumulated other comprehensive income (loss) balance at December 31, 2015	(12,704)	21	(12,683)

Retained earnings
Net earnings	11,907	(387)	11,520
Retained earnings balance at December 31, 2015	57,558	(387)	57,171

Total Century Casinos shareholders' equity
Net earnings	11,907	(387)	11,520
Foreign currency translation adjustment	(8,933)	21	(8,912)
Total Century Casinos shareholders' equity balance at December 31, 2015	122,416	(366)	122,050

Non-controlling interest
Net earnings	1,600	(129)	1,471
Foreign currency translation adjustment	(948)	7	(941)
Non-controlling interest balance at December 31, 2015	4,859	(122)	4,737

Total equity
Net earnings	13,507	(516)	12,991
Foreign currency translation adjustment	(9,881)	28	(9,853)
Total equity balance at December 31, 2015	$127,275	$(488)	$126,787

-F14-

Consolidated Statement of Cash Flows for the year ended December 31, 2015:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Cash Flows from Operating Activities:
Net earnings (loss)	$13,507	$(516)	$12,991
Changes in Operating Assets and Liabilities:
Receivables, net	(1,798)	659	(1,139)
Taxes payable	(554)	(171)	(725)
Net cash provided by operating activities	19,674	(28)	19,646
Effect of Exchange Rate Changes on Cash	$(1,292)	$28	$(1,264)

Note 13: Segment and Geographic Information for the year ended December 31, 2015:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Canada
Net operating revenue	$45,900	$(697)	$45,203
Earnings before income taxes	10,081	(697)	9,384
Net earnings (loss) attributable to Century Casinos, Inc. shareholders	7,819	(387)	7,432
Income taxes (benefit)	2,110	(181)	1,929
Non-controlling interest	152	(129)	23
Adjusted EBITDA	$15,384	$(697)	$14,687

Consolidated results in Note 13 “Segment and Geographic Information” for the year ended December 31, 2015 have been updated as presented in the Consolidated Statement of Earnings table above. Consolidated Adjusted EBITDA for the year ended December 31, 2015 was corrected by $0.7 million, adjusting the previously reported Consolidated Adjusted EBITDA of $23.5 million to $22.8 million.

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

-F15-

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for accounting principles generally accepted in the United States of America (“US GAAP”) and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  In addition, the FASB has issued four related ASUs on principal versus agent guidance (ASU 2016-08), identifying performance obligations and licensing implementation guidance (ASU 2016-10), a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The Company plans to adopt the new revenue guidance effective January 1, 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company has adopted ASU 2014-15. The standard did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-11 is permitted. The Company is currently evaluating the impact of adopting ASU 2015-11; however, the standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The objective of ASU 2015-16 is to simplify the accounting for measurement-period adjustments for acquisitions by eliminating the requirement to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. ASU 2015-16 requires adjustments to the provisional amounts that are identified during the measurement period to be recognized when identified. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted ASU 2015-16 and it could have a material impact on the Company’s consolidated financial statements in relation to the Apex Acquisition if adjustments to the provisional amounts recognized as of December 31, 2016 are found during the measurement period (see Note 3).

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The objective of ASU 2015-17 is to simplify the presentation of deferred taxes in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has elected, as permitted by the standard, to adopt ASU 2015-17 early on a prospective basis as of December 31, 2016, and no prior periods have been restated in this report. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations.

-F16-

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-to-use asset and for operating leases the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02. Adoption of this standard may have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09; however, the standard is not expected to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15). The objective of ASU 2016-15 is to reduce the diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-15; however, the standard is not expected to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The objective of ASU 2016-16 is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-16 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-16; however, the standard is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-18 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-18; however, the standard is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

-F17-

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

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, determined by the excess of the carrying value in relation to anticipated undiscounted future cash flows, the carrying amount of the asset is written down to its estimated fair value by a charge to operations. During the year ended December 31, 2016, the Company wrote down the leasehold improvements at Casinos Poland’s Katowice casino based on the expiration of the license for that location and charged $0.4 million to operating costs and expenses. During the year ended December 31, 2014, the Company wrote down the leasehold improvements at Casinos Poland’s Sosnowiec casino based on the decision to suspend operations at the casino and charged $0.5 million to operating costs and expenses. No long-lived asset impairment charges were recorded for the year ended December 31, 2015.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party business combinations.  See Note 6.

Intangible Assets—Identifiable intangible assets include trademarks and casino licenses.  The Company’s trademarks, CDR’s licenses issued by the Alberta Gaming and Liquor Commission (“AGLC”) and Horse Racing Alberta (“HRA”) and CSA’s license issued by the AGLC are indefinite-lived intangible assets and therefore are not amortized.  The Company’s casino licenses related to CPL are finite-lived intangible assets and are amortized over their respective useful lives.  See Note 6.

Foreign Currency – The Company’s functional currency is the U.S. dollar (“USD” or “$”).  Foreign subsidiaries with a functional currency other than the U.S. dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods.  The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies.  These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”) and Polish zloty (“PLN”).  Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in non-operating income (expense) as they occur.

-F18-

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	December 31,	December 31,
Ending Rates	2016	2015
Canadian dollar (CAD)	1.3427	1.3840
Euros (EUR)	0.9476	0.9209
Polish zloty (PLN)	4.2065	3.9464

	For the year
	ended December 31,			% Change
Average Rates	2016	2015	2014	2016/2015	2015/2014
Canadian dollar (CAD)	1.3256	1.2786	1.1046	(3.7%)	(15.8%)
Euros (EUR)	0.9041	0.9014	0.7539	(0.3%)	(19.6%)
Polish zloty (PLN)	3.9455	3.7706	3.1558	(4.6%)	(19.5%)
Source: Pacific Exchange Rate Service

Comprehensive Income (Loss) – Comprehensive income (loss) includes the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Revenue Recognition – Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for chips in the customer’s possession. Hotel, bowling, food and beverage revenue is recognized when products are delivered or services are performed. Pari-mutuel revenue is the aggregate difference between racing handle and payouts, with liabilities recognized for commissions. Management and consulting fees are recognized as revenue when services are provided. Revenue from advance deposits on rooms and advance ticket sales is deferred until services are provided to the customer. The incremental amount of unpaid progressive jackpots is recorded as a liability and a reduction of casino revenue in the period during which the progressive jackpot increases. Revenue is recognized net of incentives related to gaming play and points earned in point-loyalty programs.

At CRA, CSA and CAL, the AGLC retains 85% of slot machine net win, of which 15% is allocated to licensed charities and 70% is allocated to the Alberta Lottery Fund. At CDR, the AGLC retains 33% of slot machine net win, which is allocated to the Alberta Lottery Fund, and HRA retains 21.25% of slot machine net win, which is used to fund horse-racing programs. For all table games, excluding poker and craps, the casino is required to allocate 50% of its net win to a charity designated by the AGLC. For poker and craps, 25% of the casino’s net win is allocated to a charity. CRA, CSA, CAL and CDR record revenue net of the amounts retained by the AGLC, HRA, charities and the Alberta Lottery Fund.

Promotional Allowances - Hotel accommodations and food and beverage furnished without charge to customers are included in gross revenue at retail value and are deducted as promotional allowances to arrive at net operating revenue. The Company issues coupons and downloadable promotional credits to customers for the purpose of generating future revenue. The value of coupons and downloadable promotional credits redeemed is applied against the revenue generated on the day of the redemption. The estimated cost of providing promotional allowances is included in casino expenses. For the years ended December 31, 2016, 2015, and 2014, the cost of providing promotional allowances were as follows:

	For the year
	ended December 31,
Amounts in thousands	2016	2015	2014
Hotel	$49	$59	$90
Food and beverage	1,047	1,004	1,112
	$1,096	$1,063	$1,202

-F19-

Loyalty Programs - Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash, downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of December 31, 2016 and 2015, the outstanding balance of this liability on the Company’s consolidated balance sheet was $0.7 million.

Stock-Based Compensation – Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of all option grants. See Note 10.

Advertising Costs – Advertising costs are expensed when incurred by the Company. Advertising costs were $2.0 million, $1.7 million and $1.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes – The Company accounts for income taxes using the asset and liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, at a rate expected to be in effect when the differences become deductible or payable. Recorded deferred tax assets are evaluated for impairment by reviewing internal estimates for future taxable income. Due to the uncertainty of future taxable income, the Company had a valuation allowance of $5.7 million resulting from net operating losses in the U.S. as of December 31, 2016 (see Note 11). The valuation allowance for deferred tax assets in the U.S. continues to be monitored on a quarterly basis, and the Company may release all or a portion of the U.S. valuation allowance in 2017 in the event more positive evidence becomes available. The Company will assess the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future.

-F20-

Earnings Per Share – The calculation of basic earnings per share considers the weighted average outstanding common shares in the computation. The calculation of diluted earnings per share also gives effect to all potentially dilutive securities. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the year
	ended December 31,
Amounts in thousands	2016	2015	2014
Weighted average common shares, basic	24,435	24,395	24,381
Dilutive effect of stock options	233	40	38
Weighted average common shares, diluted	24,668	24,435	24,419

The following stock options are anti-dilutive and have not been included in the weighted- average shares outstanding calculation:

	For the year
	ended December 31,
Amounts in thousands	2016	2015	2014
Stock options	35	1,438	1,505

3. APEX ACQUISITION

On October 1, 2016, the Company’s subsidiary, Century Casino St. Albert Inc., acquired 100% of the issued and outstanding shares of Casino St. Albert Inc. (“CSAI”), Action ATM Inc. (“AAI”) and MVP Sports Bar Ltd. (“MVP”), collectively operating the Apex Casino in St. Albert, Edmonton, Canada and acquired the related land and real property held by Game Plan Developments Ltd. (the “Apex Acquisition”). The Company merged CSAI, AAI and MVP with Century Casino St. Albert Inc., the surviving company, and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 381 slot machines, 11 live table games, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

The Company paid for the acquisition using additional financing from the second amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) (see Note 7). The total consideration of CAD 29.9 million ($22.8 million) (the “Purchase Price”) for the Apex Acquisition consisted of the following:

A)	CAD 27.7 million ($21.1 million), which was paid at closing on October 1, 2016.
B)

The remaining CAD 2.2 million ($1.7 million)  of the Purchase Price remains subject to certain holdbacks in respect of the closing date working capital and other indemnities that are set forth in the purchase agreement. The holdbacks will be held in an escrow account until the completion of the closing working capital statement and the expiration of the agreed upon timelines.

The Company had paid a CAD 0.6 million deposit in two equal parts on April 25, 2016 and June 29, 2016. This deposit was returned to the Company on October 6, 2016.

-F21-

As part of the purchase agreement, if the working capital at closing exceeds CAD 2.0 million ($1.5 million based on the exchange rate in effect on December 31, 2016), the Company will pay the excess working capital as part of the Purchase Price. Working capital was calculated as CAD 4.0 million ($3.1 million based on the exchange rate in effect on October 1, 2016) and the Company has recorded CAD 2.0 million ($1.5 million based on the exchange rate in effect on December 31, 2016) as an accrued liability on its consolidated balance sheet for the year ended December 31, 2016. The Company paid this working capital adjustment in February 2017.

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly-owned subsidiary. CSA contributed $2.0 million in net operating revenue and $0.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the year ended December 31, 2016.

The Company accounted for the transaction as a business combination, and accordingly, CSA’s assets of $22.4 million (including $3.1 million in cash) and liabilities of $1.7 million were included in the Company’s consolidated balance sheet at October 1, 2016. Goodwill of $3.6 million is attributable to the business expansion opportunity for the Company. The acquisition leverages the Company’s management specialties and expertise in the gaming industry, expands the Company’s casino offerings in the Edmonton market and creates operational synergies. Goodwill is not a tax deductible item for the Company.

The fair value of the assets acquired and liabilities assumed (excluding cash received) was determined to be $21.2 million as of the acquisition date. The fair value was determined using the following methods, which the Company believes provide the most appropriate indicators of fair value:

•	multi-period excess earnings method;
•	cost method;
•	capitalized cash flow method;
•	discounted cash flow method; and
•	direct market value approach.

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of October 1, 2016. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations, and as a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company expects to finalize the allocation of the purchase price within one year of the acquisition.

Amounts in thousands
Cash	$3,060
Accounts receivable	331
Prepaid expenses and other	136
Inventories	39
Property and equipment	9,542
Casino license	9,318
Accounts payable	(63)
Accrued liabilities	(383)
Accrued payroll	(37)
Deferred tax liability	(1,238)
Net identifiable assets acquired	20,705

Add: Goodwill	3,584
Net assets acquired	$24,289

-F22-

The following table details the purchase consideration net cash outflow.

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$24,289
Less: working capital payable	(1,494)
Less: cash balances acquired	(3,060)
Net cash - investing activities	$19,735

Acquisition-related costs

The Company incurred acquisition costs of approximately $0.2 million for the year ended December 31, 2016 in connection with the Apex Acquisition. These costs include legal and accounting fees and have been recorded as general and administrative expenses in the Corporate Other segment.

Pro forma results (Unaudited)

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

	For the year ended December 31,
Amounts in thousands, except for per share information	2016	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Net operating revenue	$145,186	$143,152	$129,594
Net earnings attributable to Century Casinos, Inc. shareholders	$10,197	$13,103	$2,621
Basic and diluted earnings per share	$0.41	$0.52	$0.11

4.INVESTMENTS

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors and has the right to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. In addition, CCE has a three-year option exercisable until October 31, 2017 to purchase up to 50% of the shares of MCE. The option can be exercised by CCE in tranches of shares, with each tranche representing not less than ten percent of the total outstanding shares of MCE. The exercise price of the shares is based upon the value of MCE at the time the option is exercised, which value is determined by the EBITDA of MCE for the immediate past four full calendar quarters multiplied by five less any outstanding debt of MCE, including but not limited to lease payments to slot machine suppliers, but excluding MCE’s debt with Magnus Argentina, plus current financial assets (cash and banks, receivables and commercial credits of MCE. There are no conditions that limit CCE’s ability to exercise this option. CCE has not exercised any options to purchase shares of MCE. The Company accounts for the $1.0 million investment in MCE using the cost method.

Acquisition costs of $0.2 million were incurred for the year ended December 31, 2014 in connection with the MCE investment. These costs include legal and accounting fees and were recorded as general and administrative expenses in the Corporate and Other segment.

-F23-

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

Acquisition costs of less than $0.1 million were incurred in the year ended December 31, 2014 in connection with forming CBS. These costs include legal fees and were recorded as general and administrative expenses in the Canada segment.

5.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 consist of the following:

	December 31,
Amounts in thousands	2016	2015
Land	$48,274	$43,739
Buildings and improvements	105,048	97,913
Gaming equipment	23,445	22,852
Furniture and non-gaming equipment	18,728	17,752
Capital leases	1,379	897
Capital projects in process	3,579	2,056
	$200,453	$185,209
Less: accumulated depreciation	(59,690)	(53,627)
Property and equipment, net	$140,763	$131,582

Depreciation expense was $8.0 million, $7.6 million and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of the reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of December 31, 2016 include CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to the Company. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill related to CRA, CDR, CSA or CPL have been recorded.

-F24-

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance -- January 1, 2015	$4,237	$163	$0	$7,229	$11,629
Effect of foreign currency translation	(686)	(26)	0	(744)	(1,456)
Balance – December 31, 2015	$3,551	$137	$0	$6,485	$10,173
Purchase of Century Casino St. Albert	0	0	3,584	0	3,584
Effect of foreign currency translation	110	4	(83)	(401)	(370)
Balance -- December 31, 2016	$3,661	$141	$3,501	$6,084	$13,387

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance -- January 1, 2015	$108	$1,723	$1,831
Effect of foreign currency translation	0	(177)	(177)
Balance -- December 31, 2015	$108	$1,546	$1,654
Effect of foreign currency translation	0	(96)	(96)
Balance -- December 31, 2016	$108	$1,450	$1,558

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

Licenses

Casino licenses at December 31, 2016 and 2015 consist of the following:

	December 31,	December 31,
Amounts in thousands	2016	2015
Finite-lived
Casino licenses	$2,029	$1,833
Less: accumulated amortization	(1,362)	(1,103)
Total finite-lived casino licenses, net	667	730
Infinite-lived
Casino licenses	11,473	2,298
Total infinite-lived casino licenses	11,473	2,298
Casino licenses, net	$12,140	$3,028

-F25-

Poland

Casinos Poland currently has seven casino licenses, each with an original term of six years, which are reported as finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance -- January 1, 2015	$1,284
Amortization	(421)
Effect of foreign currency translation	(133)
Balance – December 31, 2015	$730
License renewal	339
Amortization	(368)
Effect of foreign currency translation	(34)
Balance -- December 31, 2016	$667

As of December 31, 2016, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2017	$328
2018	134
2019	64
2020	52
2021	52
Thereafter	37
$667

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the next license expiration is 1.5 years. In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. In July 2016, the casino license at the Katowice casino expired. The license was fully amortized at its expiration. In October 2016, the Company was informed that it would not be granted the available license in Katowice. The casino operations at the Katowice casino were moved to the Sosnowiec casino. The Company recognized a $0.2 million impairment charge in the second quarter of 2014 related to the Sosnowiec casino license.

Canada

The Company has three licenses that are infinite-lived intangible assets that are not amortized. Two licenses are used at CDR, one from the AGLC and one from HRA, and one license from the AGLC is used at CSA. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Century Downs	Century Casino St. Albert
Balance -- January 1, 2015	$2,742	$0
Effect of foreign currency translation	(444)	0
Balance – December 31, 2015	$2,298	$0
Purchase of Century Casino St. Albert	0	9,318
Effect of foreign currency translation	71	(214)
Balance -- December 31, 2016	$2,369	$9,104

-F26-

7.LONG-TERM DEBT

Long-term debt and the weighted average interest rates at December 31, 2016 and 2015 consisted of the following:

Amounts in thousands	December 31, 2016		December 31, 2015
Credit agreement - Bank of Montreal	$40,495	4.04%	$20,419	5.07%
Credit agreement - CPL	215	3.55%	1,647	3.02%
Financing obligation - CDR land lease	14,520	13.54%	14,087	12.94%
Capital leases	791	7.11%	628	5.78%
Total principal	$56,021	7.61%	$36,781	8.21%
Deferred financing costs	(412)		(261)
Total long-term debt	$55,609		$36,520
Less current portion	(5,583)		(4,123)
Long-term portion	$50,026		$32,397

Credit Agreement – Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company through its Canadian subsidiaries, entered into a second amended and restated credit agreement to finance the Apex Acquisition that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of December 31, 2016, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 54.4 million ($40.5 million based on the exchange rate in effect on December 31, 2016) and the Company had approximately CAD 5.4 million ($4.0 million based on the exchange rate in effect on December 31, 2016) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.2 million based on the exchange rate in effect on December 31, 2016) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of December 31, 2016, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on December 31, 2016) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2016, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of December 31, 2016, the Company had CAD 4.3 million ($3.2 million based on the exchange rate in effect on December 31, 2016) available for borrowing under Credit Facility C.

-F27-

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of December 31, 2016, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below. This facility has a term of five years that expires in August 2019.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2016) were recorded as interest expense in the consolidated statement of earnings (loss) for the year ended December 31, 2016. The shares of the Company’s subsidiaries that own CRA, CAL and CSA and the Company’s 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. During 2016 the Company obtained approval from BMO to incur capital expenditures of CAD 6.3 million for the year ended December 31, 2016. The Company was in compliance with all covenants of the BMO Credit Agreement as of December 31, 2016.

In April 2015, the Company entered into two interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the Company’s BMO Credit Agreement. The Company’s two interest rate swap agreements are set at a Canadian Dollar Offered Rate (“CDOR”) of 3.92% and 3.89%, respectively, with terms that expire in August 2019. The notional amount for each of the interest rate swap agreements was CAD 9.2 million ($6.9 million based on the exchange rate in effect on December 31, 2016). The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings (loss).

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. The Company recognized $0.3 million in deferred financing costs related to the BMO Credit Agreement for the year ended December 31, 2016. Amortization expenses relating to deferred financing charges were $0.1 million for each of the years ended December 31, 2016, 2015 and 2014. These costs are included in interest expense in the consolidated statements of earnings (loss).

Casinos Poland

As of December 31, 2016, CPL had bank debt totaling PLN 0.9 million ($0.2 million based on the exchange rate in effect on December 31, 2016) under a credit agreement. CPL also had a credit facility that had no outstanding balance as of December 31, 2016 and 2015.

Under CPL’s credit agreement with mBank, CPL entered into a term loan at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%. Proceeds from the loan were used to repay the balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of December 31, 2016, the amount outstanding was PLN 0.9 million ($0.2 million based on the exchange rate in effect on December 31, 2016). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain a debt ratio less than 80% and a current liquidity ratio of 0.5 or higher. CPL was in compliance with all covenants of this mBank agreement as of December 31, 2016.

-F28-

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018. The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of December 31, 2016, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.6 million based on the exchange rate in effect on December 31, 2016) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and debt to EBITDA ratios. CPL was in compliance with all covenants of the BPH Bank line of credit as of December 31, 2016.

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations. mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect as of December 31, 2016). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019. In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.2 million ($0.3 million based on the exchange rate in effect as of December 31, 2016) in deposits for this purpose as of December 31, 2016. These deposits are included in deposits and other on the Company’s consolidated balance sheet for the year ended December 31, 2016.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation to the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of December 31, 2016, the outstanding balance on the financing obligation was CAD 19.5 million ($14.5 million based on the exchange rate in effect on December 31, 2016).

Capital Lease Agreements

As of December 31, 2016, the Company had the following capital leases:

•	CRA had two capital lease agreements with an outstanding balance of CAD 0.4 million ($0.3 million based on the exchange rate in effect on December 31, 2016) for surveillance equipment.
•	CDR had six capital lease agreements with an outstanding balance of CAD 0.7 million ($0.5 million based on the exchange rate in effect on December 31, 2016) for equipment used in the operation of CDR.
•

CSA had a capital lease agreement with an outstanding balance of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on December 31, 2016) for equipment used in the operation of CSA.

As of December 31, 2016, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreement	Century Downs Land Lease	Capital leases	Total
2017	$4,943	$215	$0	$425	$5,583
2018	4,757	0	0	238	4,995
2019	15,714	0	0	81	15,795
2020	2,234	0	0	37	2,271
2021	2,234	0	0	9	2,243
Thereafter	10,613	0	14,520	1	25,134
Total	$40,495	$215	$14,520	$791	$56,021

-F29-

8.OTHER BALANCE SHEET AND STATEMENT OF EARNINGS (LOSS) CAPTIONS

Accrued liabilities include the following as of December 31, 2016 and 2015:

	December 31,
Amounts in thousands	2016	2015
Accrued commissions (AGLC)	$1,394	$1,552
Progressive slot & table liability	1,317	917
Apex Acquisition liability (Note 3)	1,494	0
Player point liability	671	708
Chip liability	567	349
Deposit liability	621	533
Other accrued liabilities	3,591	1,560
Total	$9,088	$5,619

Accrued commissions (AGLC) include the portion of slot machine net sales and table games win owed to the AGLC as of December 31, 2016 and 2015.

Taxes payable include the following as of December 31, 2016 and 2015:

	December 31,
Amounts in thousands	2016	2015
Accrued property taxes	$1,024	$1,041
Gaming taxes payable	3,354	2,675
Other taxes payable	283	484
Total	$4,661	$4,200

Other operating revenue includes the following for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
Amounts in thousands	2016	2015	2014
Pari-mutuel revenue	$3,674	$2,643	$0
Bowling revenue	644	662	803
Other revenue	6,098	4,896	4,722
Total	$10,416	$8,201	$5,525

-F30-

9.SHAREHOLDERS’ EQUITY

In March 2000, the Company’s board of directors approved a discretionary program to repurchase the Company’s outstanding common stock. In November 2009, the Company’s board of directors increased the amount available to be repurchased to $15.0 million. The Company did not repurchase any shares of its common stock during 2016 and 2015. The total remaining authorization under the repurchase program was $14.7 million as of December 31, 2016. The repurchase program has no set expiration or termination date.

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

10.STOCK-BASED COMPENSATION

At the 2005 annual meeting of stockholders, stockholders of the Company approved an equity incentive plan (as amended, the “2005 Plan”). The 2005 Plan expired in June 2015. There are options issued under the 2005 Plan that remain outstanding. The 2005 Plan provided for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2005 Plan. The 2005 Plan provided for the issuance of up to 2,000,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company was not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options were required to have an exercise period not to exceed ten years. The Company had granted awards of incentive stock options and non-qualified stock options under the 2005 Plan, all of which had exercise prices that were not less than the fair market value at the date of grant. Options granted have six-month, one-year, three-year or four-year vesting periods. All outstanding options were issued at market value as of the date of the grant.

Stockholders of the Company approved the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2016 annual meeting of stockholders. The 2016 Plan will expire in June 2026. The 2016 Plan provides for the grant of awards to eligible individuals in the form of stock, restricted stock, stock options, performance units or other stock-based awards, all as defined in the 2016 Plan. The 2016 Plan provides for the issuance of up to 3,500,000 shares of common stock to eligible individuals, including directors, through the various forms of permitted awards. The Company is not permitted to issue stock options at an exercise price lower than fair market value at the date of grant. All stock options are required to have an exercise period not to exceed ten years. As of December 31, 2016, the Company has not granted any awards under the 2016 Plan. Any committee as delegated by the board of directors has the power and discretion to, among other things, prescribe the terms and conditions for the exercise of, or modification of, any outstanding awards in the event of merger, acquisition or any other form of acquisition other than a reorganization of the Company under the United States Bankruptcy Code or liquidation of the Company. The 2016 Plan also allows limited transferability of any stock options to legal entities that are 100% owned or controlled by the optionee or to the optionee’s family trust.

-F31-

Stock Options

Activity in the Company’s stock-based compensation plan for employee stock options was as follows:

	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Options Exercisable	Weighted-Average Exercise Price
Outstanding at January 1, 2014	70,638	$3.03	5.40	56,638	$3.21
Granted	1,365,000	5.05
Exercised*	(3,296)	0.91
Cancelled or forfeited	(2,500)	9.00
Outstanding at December 31, 2014	1,429,842	$4.95	9.74	406,092	$4.71
Granted	0	0.00
Exercised**	(38,206)	4.30
Cancelled or forfeited	0	0.00
Outstanding at December 31, 2015	1,391,636	$4.97	8.77	709,136	$4.90
Granted	0	0.00
Exercised***	(64,701)	4.83
Cancelled or forfeited	(12,500)	5.05
Outstanding at December 31, 2016	1,314,435	$4.98	7.77	979,435	$4.95

*3,296 options were exercised for cash consideration of $3,000 in 2014.  The intrinsic value of the options exercised was $19,000.

**6,956 options were exercised for cash considerations of $6,390 in 2015. The intrinsic value of the options exercised was $35,747. In addition, 31,250 options were exercised and 9,820 shares were issued through net share settlement in 2015, as a result there was no cash consideration or intrinsic value for the options.

***13,451 options were exercised for cash considerations of $53,709 in 2016. The intrinsic value of the options exercised was $28,337. In addition, 51,250 options were exercised and 14,498 shares were issued through net share settlements in 2016. As a result, there was no cash consideration or intrinsic value for these options.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2016:

Dollar amounts in thousands	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Weighted-Average Life of Options Outstanding (1)	Weighted-Average Life of Options Exercisable (1)
Exercise Price:
$0.91	4,274	4,274	$31	$31	1.9	1.9
$0.93	5,161	5,161	38	38	1.9	1.9
$2.30	35,000	35,000	208	208	3.4	3.4
$5.05	1,260,000	925,000	4,007	2,942	8.0	8.0
$9.00	10,000	10,000	0	0	0.5	0.5
	1,314,435	979,435	$4,284	$3,218	7.8	7.7
(1) In years

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $8.23 per share as of December 31, 2016 and the exercise price multiplied by the number of options outstanding or exercisable as of that date.

-F32-

Activity in the Company’s stock-based compensation plan for non-vested employee stock options was as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	14,000	$1.19
Granted	1,365,000	2.62
Vested	(355,250)	2.56
Forfeited	0	0.00
Nonvested at December 31, 2014	1,023,750	$2.62
Granted	0	0.00
Vested	(341,250)	2.55
Forfeited	0	0.00
Nonvested at December 31, 2015	682,500	$2.55
Granted	0	0.00
Vested	(335,000)	2.55
Forfeited	(12,500)	2.55
Nonvested at December 31, 2016	335,000	$2.55

The total fair value of options vested was $1.1 million, $0.9 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there were 104,200 options outstanding to independent directors of the Company with a weighted-average exercise price of $6.03. Independent directors exercised 9,550 options for cash consideration of $48,228 and an intrinsic value of $8,763 for the year ended December 31, 2016, and 16,250 options for cash consideration of $83,563 and an intrinsic value of $17,925 for the year ended December 31, 2015. There were no options exercised by independent directors for the year ended December 31, 2014.

The weighted-average fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions for 2014 Awards
Weighted-average risk-free interest rate	1.68%
Weighted-average expected life	4.4 yrs
Weighted-average expected volatility	62.3%
Weighted-average expect dividends	$0
Forfeiture rate	0%

No options were granted in 2016 and 2015. The Company recorded stock-based compensation expense of $0.8 million, $1.6 million, and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. This amount is included in general and administrative expenses on the Company’s consolidated statement of earnings (loss).

At December 31, 2016, there was $0.3 million of total unrecognized compensation expense related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 1.0 years.

-F33-

11.INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

	For the year
Amounts in thousands	ended December 31,
	2016	2015	2014
U.S. Federal - Current	$85	$84	$(13)
U.S. Federal - Deferred	0	0	0
Provision for U.S. federal income taxes	$85	$84	$(13)

Foreign - Current	$1,898	$2,875	$1,931
Foreign - Deferred	(196)	(1,305)	(411)
Provision for foreign income taxes	1,702	1,570	1,520
Total provision for income taxes	$1,787	$1,654	$1,507

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

Amounts in thousands	2016	2015	2014
U.S. Federal income tax statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	(10.0%)	(17.6%)	68.0%
Equity in Polish investment	0.0%	0.0%	0.0%
State income tax (net of federal benefit)	0.2%	0.0%	(15.0%)
Meals, entertainment, gifts & giveaways	1.1%	1.0%	38.7%
Statutory to GAAP adjustments, including foreign currency	0.5%	(1.2%)	(283.9%)
Valuation allowance	(17.4%)	(16.5%)	532.4%
Unrecognized tax benefit	0.0%	4.3%	0.0%
Stock options	1.6%	3.4%	0.0%
Tax authority audit adjustment	0.0%	3.6%	0.0%
Permanent and other items	1.5%	0.3%	(14.6%)
Total provision for income taxes	11.5%	11.3%	359.7%

The Company’s current year effective income tax rate was impacted by a large decrease in pre-tax income in Mauritius, the decrease of pre-tax income in Austria and an increase in pre-tax income in the United States, Canada and Poland. The comparison of pre-tax income of $15.6 million for the year ended December 31, 2016, compared to pre-tax income of $14.6 million for the year ended December 31, 2015 should be considered when comparing tax rates year over year. The overall effective tax rate of 11.5% was significantly driven by the full release of the valuation allowance in Canada. A majority of the earnings recognized by the Company during the year ended December 31, 2016 were from the Company’s properties in Canada. Based on permanent items and the impact of foreign currency exchange rates and the valuation allowance release, the earnings in the Company’s Canadian properties accounted for 8.4% of the total tax expense recorded.

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

-F34-

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance of $5.7 million on its U.S. deferred tax assets as of December 31, 2016 due to the uncertainty of future taxable income. The valuation allowance for deferred tax assets in the U.S. continues to be monitored on a quarterly basis, and the Company may release all or a portion of the U.S. valuation allowance in 2017 in the event more positive evidence becomes available. During 2016, the Company released its $2.2 million Canadian valuation allowance on CDR’s deferred tax assets resulting in a tax benefit. The Company analyzed the likelihood of future realization of its deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, the Company concluded that the operations in CDR had attained a sustained level of profitability sufficient to reduce its valuation allowance. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

-F35-

The Company’s deferred income taxes at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Amounts in thousands		Current	Long Term
Deferred tax assets (liabilities) - U.S. Federal and state:

Deferred tax assets
Amortization of goodwill for tax	$316	$0	$368
Amortization of startup costs	190	0	232
Property and equipment	593	0	672
NOL carry forward	4,167	0	4,260
Accrued liabilities and other	668	167	444
	5,934	167	5,976
Valuation allowance	(5,717)	(163)	(5,827)
	$217	$4	$149
Deferred tax liabilities
Prepaid expenses	$(217)	$(153)	$0
	$(217)	$(153)	$0

Current deferred tax asset (liability)	$0	$(149)	$0

Long-Term deferred tax asset (liability)	$0	$0	$149

Deferred tax assets (liabilities) - foreign

Deferred tax assets
Property and equipment	$715	$0	$705
NOL carryforward	2,806	0	3,375
Tax credits	0	0	72
Accrued liabilities and other	943	305	480
Contingent liability	684	0	719
Exchange rate gain or (loss)	819	0	1,326
	5,967	305	6,677
Valuation allowance	0	0	(1,990)
	$5,967	$305	$4,687
Deferred tax liabilities
Property and equipment	$(2,609)	$0	$(2,722)
Exchange rate gain or (loss)	(10)	0	(363)
Others	(1,643)	0	(398)
	$(4,262)	$0	$(3,483)

Current deferred tax asset (liability)	$0	$305	$0

Long-Term deferred tax asset (liability)	$1,705	$0	$1,204

-F36-

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in Colorado and its foreign tax returns in Canada and Poland as “major” tax jurisdictions, as defined by the Code.

The Canadian Taxing Authority is currently conducting an income tax audit of CRA. The Company does not maintain a valuation allowance related to CRA and, as a result, any adjustment made by the taxing authority could have an impact on the effective tax rate.

The Company’s income tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2007-2015
U.S. State - Colorado	2005-2015
Canada	2011-2015
Mauritius	2013-2015
Poland	2009-2015
Austria	2011-2015

The Company had income tax net operating loss carryforwards related to its domestic and international operations of approximately $24.2 million as of December 31, 2016. The Company had recorded $7.7 million of deferred tax assets related to the net operating loss carryforwards, excluding the impact of the adjustment of unrecognized tax benefits. The deferred tax assets expire as follows:

Amounts in thousands
2026 - 2030	$2,773
2031 - 2036	4,822
No expiration	56
Total deferred tax assets	$7,651

The Company believes it is more likely than not that the benefit from U.S. federal and state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to the U.S. federal and state net operating loss carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets would be accounted for as a reduction of income tax.  As of December 31, 2016, the Company had recorded $4.2 million in valuation allowances related to net operating loss deferred tax assets.

Certain net operating loss carryforwards in the Company’s filed income tax returns include unrecognized tax benefits. The deferred tax assets recognized for those net operating loss carryforwards are presented net of these unrecognized tax benefits.

-F37-

As of December 31, 2016, the Company had undistributed foreign earnings of approximately $59.7 million that it considers indefinitely reinvested and, as of December 31, 2016, the Company had not provided for taxes for these undistributed foreign earnings. Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the Company or any of the Company’s subsidiaries located in the United States, or if the Company sells its stock in the foreign subsidiaries. However, the Company believes that any additional taxes could be offset, in part or in whole, by foreign tax credits.

As of December 31, 2016, the Company’s unrecognized tax benefit totaled $0.8 million. A portion of this adjustment has been recorded as a component of taxes payable, and a portion of this adjustment has been recorded as a reduction to deferred tax assets in the accompanying consolidated balance sheet as of December 31, 2016. The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s total amount of unrecognized tax benefit is summarized in the table below:

Amounts in thousands	2016	2015
Unrecognized tax benefit - January 1	$684	$61
Gross increases - tax positions in prior period	70	623
Gross decreases - tax positions in prior period	0	0
Gross increases - tax positions in current period	0	0
Settlements	0	0
Lapse of statute of limitations	0	0
Unrecognized tax benefit - December 31	$754	$684

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of less than $0.1 million during 2016 and 2015. The $0.8 million balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company’s U.S. and foreign pre-tax income is summarized in the table below:

Amounts in thousands	2016	2015	2014
Income (loss) before taxes:
U.S.	$138	$(1,593)	$(3,205)
Foreign	15,462	16,238	3,623
Total income before taxes	$15,600	$14,645	$418

-F38-

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability (1)	$0	$129	$0	$0	$194	$0

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

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. During 2016, the Company determined that the fair value of the Katowice leasehold improvements was zero based on the expiration of the license for that casino. As a result $0.4 million was charged to operating costs and expenses during the year ended December 31, 2016. During 2014, the Company determined that the fair value of the Sosnowiec leasehold improvements and casino license was zero based on the decision to suspend operations at the casino. As a result, $0.7 million was charged to operating costs and expenses during the year ended December 31, 2014. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015.

-F39-

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value based on the recent refinancing of the debt in September 2016 and the variable interest paid on the obligation. The carrying value of the Company’s CPL credit agreement approximates fair value based on the variable interest rate paid on the debt and the short-term nature of the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL credit agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations and CDR’s land lease approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and CDR’s land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair values of other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.    As of December 31, 2016 and 2015, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. As of December 31, 2016, the Company had two interest rate swap agreements, each with a notional amount of CAD 9.2 million ($6.9 million based on the exchange rate in effect on December 31, 2016) at a fixed CDOR rate of 3.92% and 3.89%, respectively, which were not designated as accounting hedges. These interest rate swaps reset monthly and expire on August 15, 2019. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s consolidated statement of earnings (loss). The following table summarizes the location and effects of derivative instruments in the consolidated statements of earnings (loss) for the years ended December 31, 2016 and 2015.  There were no derivative instruments for the year ended December 31, 2014.

Amounts in thousands
		For the year
Derivatives not designated as	Income Statement	ended December 31,
ASC 815 hedges	Classification	2016	2015	2014
Interest Rate Swaps	Interest Expense	$500	$651	$0

-F40-

The following table summarizes the location and fair value amounts of the Company’s derivative instruments in the consolidated balance sheets as of December 31, 2016 and 2015.

Amounts in thousands		As of December 31, 2016			As of December 31, 2015
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$55	$0	$55	$86	$0	$86
Interest rate swaps - non-current	Taxes payable and other	74	0	74	108	0	108
Total derivative liabilities		$129	$0	$129	$194	$0	$194

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino St. Albert
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Corporate Other

-F41-

The Company’s chief operating decision maker is a management function comprised of two individuals.  These two individuals are the Company’s Co-Chief Executive Officers. The Company’s chief operating decision makers and management utilize Adjusted EBITDA as a primary profit measure for its reportable segments. Adjusted EBITDA is a non-GAAP measure defined as net earnings (loss) before interest expense (income), net, income taxes (benefit), depreciation, amortization, non-controlling interest (earnings) losses and transactions, pre-opening expenses, acquisition costs, non-cash stock-based compensation charges, asset impairment costs, (gain) loss on disposition of fixed assets, discontinued operations, (gain) loss on foreign currency transactions and other, gain on business combination and certain other one-time transactions. Intercompany transactions consisting primarily of management and royalty fees and interest, along with their related tax effects, are excluded from the presentation of net earnings (loss) and Adjusted EBITDA reported for each segment. Non-cash stock-based compensation expense is presented under Corporate and Other in the tables below as the expense is not allocated to reportable segments when reviewed by the Company’s chief operating decision makers.

The following table provides summary information regarding the Company’s segments for the years ended December 31, 2016,  2015 and 2014:

	For the year ended December 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$50,237	$30,135	$54,890	$3,972	$139,234

Earnings before income taxes	$12,381	$4,705	$5,647	$(7,133)	$15,600

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$8,448	$2,890	$2,921	$(5,044)	$9,215
Interest expense (income), net	3,037	2	71	(22)	3,088
Income taxes (benefit)	796	1,815	1,265	(2,089)	1,787
Depreciation and amortization	3,049	2,488	2,430	382	8,349
Non-controlling interest	3,137	0	1,461	0	4,598
Non-cash stock-based compensation	0	0	0	759	759
(Gain) loss on foreign currency transactions, cost recovery income and other	(2,232)	0	(310)	19	(2,523)
Loss on disposition of fixed assets	27	2	301	0	330
Acquisition costs	0	0	0	159	159
Adjusted EBITDA	$16,262	$7,197	$8,139	$(5,836)	$25,762

Long-lived assets	$77,015	$51,142	$10,612	$1,994	$140,763

Capital expenditures (2)	$13,536	$1,165	$1,334	$611	$16,646

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Capital expenditures for Canada includes property and equipment of $9.5 million related to the Apex Acquisition (Note 3).
-F42-

	For the year ended December 31, 2015
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$45,203	$28,438	$52,208	$7,885	$133,734

Earnings before income taxes	$9,384	$3,842	$5,483	$(4,064)	$14,645

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$7,432	$2,381	$2,899	$(1,192)	$11,520
Interest expense (income), net	3,160	1	129	(13)	3,277
Income taxes (benefit)	1,929	1,461	1,136	(2,872)	1,654
Depreciation and amortization	2,472	2,558	2,571	398	7,999
Non-controlling interest	23	0	1,448	0	1,471
Non-cash stock-based compensation	0	0	0	1,641	1,641
(Gain) loss on foreign currency transactions, cost recovery income and other	(685)	0	(1,444)	3	(2,126)
Loss on disposition of fixed assets	11	0	341	30	382
Preopening expenses	345	0	0	0	345
Other one-time (income) costs (2)	0	0	0	(3,365)	(3,365)
Adjusted EBITDA	$14,687	$6,401	$7,080	$(5,370)	$22,798

Long-lived assets	$64,985	$52,431	$12,431	$1,735	$131,582

Capital expenditures	$15,637	$1,580	$1,251	$407	$18,875

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
(2)	Other one-time income for Corporate and Other relates to $3.4 million for the termination agreement with Norwegian.

-F43-

	For the year ended December 31, 2014
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$34,599	$26,707	$51,191	$7,551	$120,048

Earnings before income taxes	$6,150	$2,069	$(141)	$(7,660)	$418

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$6,446	$1,283	$(112)	$(6,385)	$1,232
Interest expense (income), net	2,473	1	319	(37)	2,756
Income taxes (benefit)	1,971	786	25	(1,275)	1,507
Depreciation and amortization	1,910	2,419	2,839	667	7,835
Non-controlling interest	(2,267)	0	(54)	0	(2,321)
Non-cash stock-based compensation	0	0	0	1,028	1,028
(Gain) loss on foreign currency transactions, cost recovery income and other	(193)	0	(342)	18	(517)
Loss on disposition of fixed assets	2	39	587	3	631
Acquisition costs	115	0	0	266	381
Other one-time (income) costs (2)	(103)	0	421	0	318
Adjusted EBITDA	$10,354	$4,528	$3,683	$(5,715)	$12,850

Long-lived assets	$53,870	$63,246	$15,120	$2,391	$134,627

Capital expenditures	$11,685	$1,768	$3,036	$1,367	$17,856

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.
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

Casinos Poland

Since 2011, the Polish IRS has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2011.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL.  Through December 31, 2016, CPL has paid PLN 6.4 million ($2.1 million) to the Polish IRS related to these audits. As a result of one court decision currently on appeal, CPL’s tax records for 2009 remain open for audit.

-F44-

The Polish IRS did not conduct a tax audit for the period from January 1, 2010 to November 30, 2010, and the statute of limitations has passed for an audit to be conducted.  As a result, the Company adjusted its contingent liability related to the CPL taxes to remove the estimated taxes accrued for the 2010 tax year. The adjustment reduced the contingent liability by PLN 3.4 million ($0.9 million) in December 2015 and was recorded as gain on foreign currency transactions, cost recovery income and other on the Company’s consolidated statement of earnings (loss) for the year ended December 31, 2015. In December 2016, the Polish IRS began a tax audit of December 2010 and the remaining open portion of the 2011 fiscal year. CPL will pay PLN 2.9 million ($0.7 million based on the exchange rate as of December 31, 2016) related to this audit in March 2017 and plans to file an appeal of this audit in 2017.

The balance of the estimated potential contingent liability on the Company’s consolidated balance sheet for all open periods as of December 31, 2016 is PLN 8.8 million ($2.1 million based on the exchange rate in effect on December 31, 2016). The Company has evaluated the contingent liability recorded on its consolidated balance sheet as of December 31, 2016 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of December 31, 2016.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future. Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of December 31, 2016. Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows. To comply with court decisions and to reduce the likelihood of future employment tax assessments, the Company changed its payroll and withholding processes pertaining to tips received by CPL employees in the third quarter of 2016.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL.

Distribution to Non-Controlling Interest –  The Company purchased a portion of its ownership interest in CDR in November 2013. Prior to the Company’s acquisition of its ownership interest in CDR, the non-controlling shareholders built infrastructure in the land surrounding CDR. When funds for the use of this infrastructure are received by CDR from unrelated parties, they are distributed to CDR’s non-controlling shareholders through non-controlling interest. The Company distributed  $1.6 million and $0.5 million related to the infrastructure to CDR’s non-controlling shareholders during the years ended December 31, 2016 and 2015, respectively.

Employee Benefit Plans – The Company provides its employees in Colorado with a 401(k) Savings and Retirement Plan (the “401K Plan”). The 401K Plan allows eligible employees to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants become fully vested in employer contributions over a six-year period. For each of the years ended December 31, 2016,  2015  and 2014, the Company contributed less than $0.1 million to the 401K Plan.

The Company provides its employees in Canada with two registered retirement plans: the Registered Savings Plan and Registered Pension Plan (“RSP and RPP Plans”). The RSP and RPP Plans allow eligible employee to make tax-deferred cash contributions that are matched on a discretionary basis by the Company up to a specified level. Participants of the RPP Plan become fully vested in employer contributions over a two-year period and participants of the RSP Plan become fully vested in employer contributions immediately. The Company contributed $0.2 million,  $0.1 million and $0.1 million to the RSP and RPP Plans during each of the years ended December 31, 2016,  2015  and 2014, respectively.

-F45-

Operating Lease Commitments– The Company has entered into certain noncancelable operating leases for real property and equipment. Rental expenses, including month-to-month rentals, were $3.9 million, $3.9 million, and $4.2 million for the years ended December 31, 2016,  2015 and 2014, respectively.  The rental expense amounts presented above for 2015 and 2014 have been corrected from $0.9 million and $0.8 million previously disclosed for 2015 and 2014, respectively. These corrections had no impact on rental expense amounts included in the Company’s 2015 and 2014 consolidated statements of earnings (loss).

Following is a summary of noncancelable operating lease commitments over the next five years:

Amounts in thousands
2017	$2,126
2018	336
2019	123
2020	103
2021	90
Total	$2,778

15.TRANSACTIONS WITH RELATED PARTIES

The Company has entered into separate management agreements with Flyfish Management and Consulting AG (“Flyfish”), a management company controlled by Erwin Haitzmann, and with Focus Lifestyle & Entertainment AG (“Focus”), a management company controlled by Peter Hoetzinger’s family trust/foundation, to secure the services of each officer and related management company. Both Co CEOs are responsible for planning, directing, and controlling the activities of the Company. Included in the consolidated statements of earnings (loss) are charges from both Flyfish and Focus for a total of $0.7 million for each of the years ended December 31, 2016, 2015 and 2014.

16.UNAUDITED SUMMARIZED QUARTERLY DATA

Summarized quarterly financial data for 2016 and 2015 are as follows:

	For the year ended December 31, 2016
Amounts in thousands, except for per share information:	1st Quarter (1)	2nd Quarter	3rd Quarter	4th Quarter (2)
Net operating revenue	$33,226	$35,201	$34,526	$36,279
Earnings from operations	4,082	4,541	3,835	3,706
Net earnings	2,740	4,326	2,413	4,334
Net earnings attributable to Century Casinos, Inc. shareholders	2,281	2,249	1,887	2,798
Basic earnings per share:
Earnings from continuing operations	$0.17	$0.18	$0.16	$0.15
Net earnings attributable to Century Casinos, Inc. shareholders	$0.09	$0.09	$0.08	$0.12
Diluted earnings per share:
Earnings from continuing operations	$0.17	$0.18	$0.16	$0.15
Net earnings attributable to Century Casinos, Inc. shareholders	$0.09	$0.09	$0.08	$0.11

-F46-

	For the year ended December 31, 2015
Amounts in thousands, except for per share information:	1st Quarter	2nd Quarter (3)	3rd Quarter	4th Quarter (1)
Net operating revenue	$30,405	$37,875	$33,526	$31,930
Earnings from operations	2,100	7,839	4,082	1,775
Net earnings	1,497	7,619	3,139	738
Net earnings attributable to Century Casinos, Inc. shareholders	1,845	6,597	2,728	352
Basic earnings per share:
Earnings from continuing operations	$0.09	$0.32	$0.17	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.08	$0.27	$0.11	$0.01
Diluted earnings per share:
Earnings from continuing operations	$0.09	$0.32	$0.17	$0.07
Net earnings attributable to Century Casinos, Inc. shareholders	$0.08	$0.27	$0.11	$0.01

(1)	The Company has adjusted first quarter 2016 and fourth quarter 2015 for the correction of pari-mutuel revenue discussed in Note 1.
(2)	In October 2016, operations began at CSA.
(3)

In April 2015, operations began at CDR’s casino and racetrack. In June 2015, the Company recorded $3.4 million in net operating revenue and net earnings from the consideration for the early termination of its Oceania and Regent concession agreements.

17.SUBSEQUENT EVENTS

The Company evaluated subsequent events and accounting and disclosure requirements related to including material subsequent events in its consolidated financial statements and related notes. The Company did not identify any material subsequent events impacting its financial statements in this report.

-F47-