Form 10-Q
period 2017-03-31
CENTURY CASINOS INC /CO/
filed 2017-05-05
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,461,268 shares of common stock, $0.01 par value per share, were outstanding as of April 28, 2017.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$39,743	$38,837
Receivables, net	3,168	4,706
Prepaid expenses	1,355	1,224
Inventories	571	568
Other current assets	64	613
Total Current Assets	44,901	45,948

Property and equipment, net	141,327	140,763
Goodwill	13,817	13,387
Deferred income taxes	1,848	1,705
Casino licenses	12,184	12,140
Trademarks	1,647	1,558
Cost investment	1,000	1,000
Deposits and other	1,349	1,337
Total Assets	$218,073	$217,838

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,396	$5,583
Accounts payable	1,899	1,864
Accrued liabilities	6,364	9,088
Accrued payroll	5,036	5,313
Taxes payable	4,314	4,661
Contingent liability (note 8)	2,228	2,099
Total Current Liabilities	25,237	28,608

Long-term debt, net of current portion and deferred financing costs (note 7)	49,212	50,026
Taxes payable and other	606	620
Total Liabilities	75,055	79,254
Commitments and Contingencies

See notes to condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	March 31,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,460,004 and 24,451,582 shares issued and outstanding	245	245
Additional paid-in capital	78,292	78,174
Retained earnings	68,562	66,386
Accumulated other comprehensive loss	(11,433)	(12,609)
Total Century Casinos, Inc. shareholders' equity	135,666	132,196
Non-controlling interest	7,352	6,388
Total Equity	143,018	138,584
Total Liabilities and Equity	$218,073	$217,838

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands, except for per share information	2017	2016
Operating revenue:
Gaming	$32,487	$28,160
Hotel	437	444
Food and beverage	3,341	2,892
Other	2,575	3,737
Gross revenue	38,840	35,233
Less: Promotional allowances	(2,442)	(2,006)
Net operating revenue	36,398	33,227
Operating costs and expenses:
Gaming	15,646	13,355
Hotel	143	139
Food and beverage	2,965	2,574
General and administrative	11,069	11,067
Depreciation and amortization	2,085	2,010
Total operating costs and expenses	31,908	29,145
Earnings from operations	4,490	4,082
Non-operating income (expense):
Interest income	21	17
Interest expense	(922)	(778)
Gain on foreign currency transactions, cost recovery income and other	203	198
Non-operating (expense) income, net	(698)	(563)
Earnings before income taxes	3,792	3,519
Income tax expense	(995)	(779)
Net earnings	2,797	2,740
Net earnings attributable to non-controlling interests	(638)	(459)
Net earnings attributable to Century Casinos, Inc. shareholders	$2,159	$2,281

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Weighted average shares outstanding - basic	24,455	24,436
Weighted average shares outstanding - diluted	24,856	24,662

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months
	ended March 31,

Amounts in thousands	2017	2016

Net earnings	$2,797	$2,740

Other comprehensive income
Foreign currency translation adjustments	1,560	3,729
Other comprehensive loss	1,560	3,729
Comprehensive income	$4,357	$6,469

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(638)	(459)
Foreign currency translation adjustments	(384)	(382)
Comprehensive income attributable to Century Casinos, Inc. shareholders	$3,335	$5,628

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	0	0	0	0	2,281	2,281	459	2,740
Foreign currency translation adjustment	0	0	0	3,347	0	3,347	382	3,729
Amortization of stock-based compensation	0	0	190	0	0	190	0	190
Exercise of stock options	17,037	0	43	0	0	43	0	43
BALANCE AT March 31, 2016	24,431,120	$244	$77,551	$(9,336)	$59,452	$127,911	$5,578	$133,489

BALANCE AT January 1, 2017	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change (1)	0	0	(17)	0	17	0	0	0
Net earnings	0	0	0	0	2,159	2,159	638	2,797
Foreign currency translation adjustment	0	0	0	1,176	0	1,176	384	1,560
Amortization of stock-based compensation	0	0	103	0	0	103	0	103
Distribution to non-controlling interest	0	0	0	0	0	0	(58)	(58)
Exercise of stock options	8,422	0	32	0	0	32	0	32
BALANCE AT March 31, 2017	24,460,004	$245	$78,292	$(11,433)	$68,562	$135,666	$7,352	$143,018

See notes to condensed consolidated financial statements.

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the condensed consolidated financial statements for further details on the adoption of this accounting standard.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months
	ended March 31,
Amounts in thousands	2017	2016

Cash Flows from Operating Activities:
Net earnings	$2,797	$2,740
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,085	2,010
Loss on disposition of fixed assets	5	26
Unrealized loss on interest rate swaps	25	5
Amortization of stock-based compensation expense	103	190
Amortization of deferred financing costs	48	28
Deferred taxes	(6)	(41)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	1,569	57
Prepaid expenses and other assets	450	(833)
Accounts payable	(131)	(539)
Accrued liabilities	(824)	245
Inventories	8	21
Other operating liabilities	1	1
Accrued payroll	(329)	(440)
Taxes payable	(435)	(179)
Net cash provided by operating activities	5,366	3,291

Cash Flows used in Investing Activities:
Purchases of property and equipment	(1,107)	(2,245)
Acquisition of Century Casino St. Albert (net of cash acquired) (Note 3)	(1,494)	0
Net cash used in investing activities	(2,601)	(2,245)

– Continued –

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the three months
	ended March 31,
Amounts in thousands	2017	2016

Cash Flows used in Financing Activities:
Principal payments	(1,553)	(1,183)
Distribution to non-controlling interest	(644)	0
Proceeds from exercise of stock options	32	43
Net cash used in financing activities	(2,165)	(1,140)

Effect of Exchange Rate Changes on Cash	$306	$660

Increase in Cash and Cash Equivalents	$906	$566

Cash and Cash Equivalents at Beginning of Period	$38,837	$29,366
Cash and Cash Equivalents at End of Period	$39,743	$29,932
Supplemental Disclosure of Cash Flow Information:
Interest paid	$836	$712
Income taxes paid	$903	$933

Non-Cash Investing Activities:
Purchase of property and equipment on account	$669	$324
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$20	$0

See notes to condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of March 31, 2017, the Company owned casino operations in North America; held a majority ownership interest in eight casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

The Company currently owns, operates and manages the following casinos through wholly-owned subsidiaries in North America:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada (“Century Resorts Alberta” or “CRA”)
•	The Century Casino St. Albert in Edmonton, Alberta, Canada (“CSA”)
•	The Century Casino Calgary, Alberta, Canada (“CAL”)
•	The Century Casino & Hotel in Central City, Colorado (“CTL”); and
•	The Century Casino & Hotel in Cripple Creek, Colorado (“CRC”)

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

The Company has the following concession, management and consulting service agreements:

•

The Company operates 13 ship-based casinos through concession agreements with four cruise ship owners. Under an amended concession agreement with TUI Cruises, the Company plans to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship that is expected to begin operating in the second quarter of 2017.

In connection with a concession agreement with Diamond Cruise International Co., Ltd. (“Diamond”) for the operation of the ship-based casino onboard Glory Sea, the Company has a Cooperation Agreement with Dynamic Partners International, Ltd. (“Dynamic”). Under this agreement, Dynamic markets and promotes the casino to VIP players along with facilitating the concession agreement between Diamond and the Company, for which the Company pays Dynamic a portion of the net profit from the casino onboard Glory Sea.

In March 2015, in connection with an agreement with Norwegian Cruise Line Holdings (“Norwegian”) to terminate the Company’s concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), the Company entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company is providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which is payable $250,000 per quarter through May 2017.

•

The Company has a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee. The management agreement ends in December 2017 and the Company does not anticipate extending this agreement.

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

Additional Projects and Other Developments

In September 2016, the Company was selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which the Company is planning to operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton.  Century Mile will be approximately 30 miles from both CRA and CSA. The Company estimates this project will cost approximately CAD 50.0 million ($37.5 million based on the exchange rate in effect on March 31, 2017). The Company estimates that construction of this project will take approximately 15 months and that it will be completed by the fourth quarter of 2018 or the first quarter of 2019. In March 2017, the Company received approval for the Century Mile project from the Alberta Gaming and Liquor Commission (“AGLC”).  Commencement of construction of the Century Mile project is subject to the Company’s obtaining financing.

The Company has postponed the planned restoration and expansion project at the Palace Hotel that it owns in Cripple Creek, Colorado.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	March 31,	December 31,
Ending Rates	2017	2016
Canadian dollar (CAD)	1.3322	1.3427
Euros (EUR)	0.9348	0.9476
Polish zloty (PLN)	3.9637	4.2065

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2017	2016	% Change
Canadian dollar (CAD)	1.3234	1.3732	3.6%
Euros (EUR)	0.9384	0.9065	(3.5%)
Polish zloty (PLN)	4.0563	3.9556	(2.5%)
Source: Pacific Exchange Rate Service

Correction of Prior Period Balances

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, the Company identified that it had erroneously recognized a reduction in pari-mutuel revenue for CBS totaling $0.7 million in its condensed consolidated statement of earnings for the three months ended March 31, 2016. This error also affected the Company’s income tax expense, net earnings attributable to non-controlling interests and consolidated statements of comprehensive income (loss), equity, cash flows and Note 12 “Segment and Geographic Information” for the three months ended March 31, 2016.

The prior period amounts within the Company’s condensed consolidated financial statements have been revised to reflect the correct balances. The information below presents the impact of these corrections on the Company’s 2016 condensed consolidated financial statements as previously reported.

Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016:
Amounts in thousands, except for per share information	As Previously Reported	Correction	As Corrected
Operating Revenue:
Other	$3,040	$697	$3,737
Gross revenue	34,536	697	35,233
Net operating revenue	32,530	697	33,227
Earnings from operations	3,385	697	4,082
Earnings before income taxes	2,822	697	3,519
Income tax expense	(598)	(181)	(779)
Net earnings	2,224	516	2,740
Net earnings attributable to non-controlling interests	(330)	(129)	(459)
Net earnings attributable to Century Casinos, Inc. shareholders	1,894	387	2,281

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic and Diluted	$0.08	$0.01	$0.09

Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Net earnings	$2,224	$516	$2,740

Other comprehensive income
Foreign currency translation adjustments	3,757	(28)	3,729
Other comprehensive income	3,757	(28)	3,729
Comprehensive income	$5,981	$488	$6,469

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(330)	(129)	(459)
Foreign currency translation adjustments	(389)	7	(382)
Comprehensive income attributable to Century Casinos, Inc. shareholders	$5,262	$366	$5,628

Condensed Consolidated Statement of Equity for the three months ended March 31, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Accumulated other comprehensive income
Accumulated other comprehensive income (loss) balance at January 1, 2016	$(12,704)	$21	$(12,683)
Foreign currency translation adjustment	3,368	(21)	3,347

Retained earnings
Retained earnings balance at January 1, 2016	57,558	(387)	57,171
Net earnings	1,894	387	2,281

Total Century Casinos shareholders' equity
Total Century Casinos shareholders' equity balance at January 1, 2016	122,416	(366)	122,050
Net earnings	1,894	387	2,281
Foreign currency translation adjustment	3,368	(21)	3,347

Non-controlling interest
Non-controlling interest balance at January 1, 2016	4,859	(122)	4,737
Net earnings	330	129	459
Foreign currency translation adjustment	389	(7)	382

Total equity
Total equity balance at January 1, 2016	127,275	(488)	126,787
Net earnings	2,224	516	2,740
Foreign currency translation adjustment	3,757	(28)	3,729

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Cash Flows from Operating Activities:
Net earnings	$2,224	$516	$2,740
Changes in Operating Assets and Liabilities:
Receivables, net	716	(659)	57
Taxes payable	(350)	171	(179)
Net cash provided by operating activities	3,263	28	3,291
Effect of Exchange Rate Changes on Cash	688	(28)	660

Note 12: Segment and Geographic Information for the three months ended March 31, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Canada
Net operating revenue	$12,298	$697	$12,995
Net earnings attributable to Century Casinos, Inc. shareholders	1,648	387	2,035
Income taxes	444	181	625
Non-controlling interest	(2)	129	127
Adjusted EBITDA	3,518	697	4,215

Consolidated results in Note 12 “Segment and Geographic Information” for the three months ended March 31, 2016 have been updated as presented in the Consolidated Statement of Earnings table above. Consolidated Adjusted EBITDA for the three months ended March 31, 2016 was corrected by $0.7 million, adjusting the previously reported Consolidated Adjusted EBITDA of $5.6 million to $6.3 million.

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. In addition, the FASB has issued four related ASUs on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12).  The Company plans to adopt the new revenue standards effective January 1, 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2015-11. The Company will continue to measure inventory using the first-in, first-out method and will state inventory at the lower of cost or net realizable value. At  March 31, 2017 and December 31, 2016, all inventory was stated at cost.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases.  Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02. Adoption of this standard may have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholdings requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09. The Company has elected to account for forfeitures of share-based payments as they occur.

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

Accounting Policies

Inventories –  Inventories, which consist primarily of food, beverage retail merchandise and operating supplies, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.

Stock-Based Compensation - Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model for all non-performance option grants and the Monte Carlo option pricing model for all performance option grants to determine the fair value of all option grants.

3.APEX ACQUISITION

On October 1, 2016, the Company’s subsidiary, Century Casino St. Albert Inc.,  acquired 100% of the issued and outstanding shares of Casino St. Albert Inc. (“CSAI”), Action ATM Inc. (“AAI”) and MVP Sports Bar Ltd. (“MVP”), collectively operating the Apex Casino in St. Albert, Edmonton, Canada as well as acquiring the related land and real property held by Game Plan Developments Ltd. (the “Apex Acquisition”). The Company merged CSAI, AAI and MVP with Century Casino St. Albert Inc., the surviving company, and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 381 slot machines, 7 live table games, 12 video lottery terminals, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

The Company paid for the acquisition using additional financing from the second amended and restated credit agreement with the Bank of Montreal (the “BMO Credit Agreement”) (see Note 7). The total consideration of CAD 31.9 million  ($24.3 million based on the exchange rate in effect on October 1, 2016) (the “Purchase Price”) for the Apex Acquisition consisted of the following:

A)	CAD 27.7 million ($21.1 million), which was paid at closing on October 1, 2016.
B)	CAD 2.0 million ($1.5 million) in excess working capital paid as part of the Purchase Price pursuant to the purchase agreement, which was paid in February 2017.
C)

The remaining CAD 2.2 million  ($1.7 million) of the Purchase Price remains subject to certain holdbacks for indemnities that are set forth in the purchase agreement. The holdbacks will be held in an escrow account until the expiration of the agreed upon timelines.

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly owned subsidiary. CSA contributed $2.0 million in net operating revenue and $0.1 million in net earnings attributable to Century Casinos, Inc. shareholders for the three months ended March 31, 2017.

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

Amounts in thousands
Cash	$3,060
Accounts receivable	331
Prepaid expenses and other	136
Inventories	39
Property and equipment	9,542
Casino license	9,318
Accounts payable	(63)
Accrued liabilities	(383)
Accrued payroll	(37)
Deferred tax liability	(1,238)
Net identifiable assets acquired	20,705

Add: Goodwill	3,584
Net assets acquired	$24,289

The following table details the purchase consideration net cash outflow.

Outflow of cash to acquire subsidiary, net of cash acquired
Cash consideration	$24,289
Less: cash balances acquired	(3,060)
Net cash	$21,229

Acquisition-related costs

The Company incurred acquisition costs of less than $0.1 million for the three months ended March 31, 2017 and $0.2 million for the year ended December 31, 2016 in connection with the Apex Acquisition. These costs include legal and accounting fees.

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

For the three months ended March 31,
Amounts in thousands, except for per share information	2016
(Unaudited)
Net operating revenue	$35,029
Net earnings attributable to Century Casinos, Inc. shareholders	$2,533
Basic and diluted earnings per share	$0.10

4.COST INVESTMENT

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors and has the right to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE. In addition, CCE has a three-year option through October 2017 to purchase up to 50% of the shares of MCE.   The option can be exercised by CCE in tranches of shares, with each tranche representing not less than ten percent of the total outstanding shares of MCE. The exercise price of the shares is based upon the value of MCE at the time the option is exercised, which value is determined by a multiple of MCE’s EBITDA for the immediate past four full calendar quarters multiplied by five less certain outstanding debt of MCE, including but not limited to lease payments to slot machine suppliers, plus current financial assets (cash and banks, receivables and commercial credits) of MCE. There are no conditions that limit CCE’s ability to exercise this option. CCE has not exercised any options to purchase shares of MCE. The Company accounts for the $1.0 million investment in MCE using the cost method.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of March 31, 2017 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR or CPL since the Company’s last annual analysis, or at CSA since the valuation as part of the acquisition, that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2016	$3,661	$141	$3,501	$6,084	$13,387
Effect of foreign currency translation	29	1	28	372	430
Balance -- March 31, 2017	$3,690	$142	$3,529	$6,456	$13,817

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2016	$108	$1,450	$1,558
Effect of foreign currency translation	0	89	89
Balance -- March 31, 2017	$108	$1,539	$1,647

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

Casino Licenses

Casino licenses consist of the following:

	March 31,	December 31,
Amounts in thousands	2017	2016
Finite-lived
Casino licenses	$2,153	$2,029
Less: accumulated amortization	(1,532)	(1,362)
Total finite-lived casino licenses, net	621	667
Infinite-lived
Casino licenses	11,563	11,473
Total infinite-lived casino licenses	11,563	11,473
Casino licenses, net	$12,184	$12,140

Poland

As of March 31, 2017, Casinos Poland had seven casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2016	$667
Amortization	(85)
Effect of foreign currency translation	39
Balance -- March 31, 2017	$621

As of March 31, 2017, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2017	$261
2018	142
2019	68
2020	55
2021	55
Thereafter	40
$621

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current casino licenses expire is 1.3 years.  In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. In July 2016, the casino license at the Katowice casino expired. The license was fully amortized at its expiration. In  October 2016, the Company was informed that it would not be granted the available license in Katowice. The casino operations at the Katowice casino were moved to the Sosnowiec casino.

Canada

The Company has three licenses that are infinite-lived intangible assets that are not amortized. Two licenses are used at CDR,  one from the AGLC and one from HRA, and one license from the AGLC is used at CSA.  No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

Amounts in thousands	Century Downs	Century Casino St. Albert
Balance – December 31, 2016	$2,369	$9,104
Effect of foreign currency translation	18	72
Balance -- March 31, 2017	$2,387	$9,176

6.PROMOTIONAL ALLOWANCES

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

	For the three months
	ended March 31,
Amounts in thousands	2017	2016
Hotel	$12	$16
Food and beverage	268	248
	$280	$264

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of March 31, 2017 and December 31, 2016, the outstanding balance of this liability was $0.7 million.

7. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of March 31, 2017 and December 31, 2016 consisted of the following:

Amounts in thousands	March 31, 2017		December 31, 2016
Credit agreement - Bank of Montreal	$39,427	4.05%	$40,495	4.04%
Credit agreement - CPL	151	3.58%	215	3.55%
Financing obligation - CDR land lease	14,635	11.28%	14,520	13.54%
Capital leases	736	6.82%	791	7.11%
Total principal	$54,949	5.99%	$56,021	7.61%
Deferred financing costs	(341)		(412)
Total long-term debt	$54,608		$55,609
Less current portion	(5,396)		(5,583)
Long-term portion	$49,212		$50,026

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into the BMO Credit Agreement to finance the Apex Acquisition that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of March 31, 2017, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 52.5 million ($39.4 million based on the exchange rate in effect on March 31, 2017) and the Company had approximately CAD 5.6 million ($4.2 million based on the exchange rate in effect on March 31, 2017) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.3 million based on the exchange rate in effect on March 31, 2017) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of March 31, 2017, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on March 31, 2017) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of March 31, 2017, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of March 31, 2017, the Company had CAD 4.5 million ($3.4 million based on the exchange rate in effect on March 31, 2017) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid it cannot be re-borrowed. As of March 31, 2017, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on March 31, 2017 and 2016)  were recorded as interest expense in the condensed consolidated statements of earnings for each of the three months ended March 31, 2017 and 2016.  The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of financial covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a  CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all covenants of the BMO Credit Agreement as of March 31, 2017.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of March 31, 2017, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 8.8 million ($6.6 million based on the exchange rate in effect on March 31, 2017) with a rate of 3.92% expiring in August 2019;
•	Notional amount of CAD 8.8 million ($6.6 million based on the exchange rate in effect on March 31, 2017) with a rate of 3.89% expiring in August 2019; and
•	Notional amount of CAD 14.3 million ($10.7 million based on the exchange rate in effect on March 31, 2017) with a rate of 4.08% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were less than $0.1 million for each of the three months ended March 31, 2017 and 2016. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of March 31, 2017, CPL had debt totaling PLN 0.6 million ($0.2 million based on the exchange rate in effect on March 31, 2017) under a credit agreement with mBank.  CPL also had a credit facility that had no outstanding balance as of March 31, 2017 and December 31, 2016.

Under CPL’s credit agreement with mBank, CPL entered into a three-year term loan at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of March 31, 2017, the amount outstanding on the term loan was PLN 0.6 million ($0.2 million based on the exchange rate in effect on March 31, 2017). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain  a debt ratio less than 80% and a  current liquidity ratio of 0.5 or higher. CPL was in compliance with all covenants of this credit agreement as of March 31, 2017.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of March 31, 2017, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($2.8 million based on the exchange rate in effect on March 31, 2017) available under the agreement. The BPH Bank facility contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all covenants of this credit facility as of March 31, 2017.

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($0.9 million based on the exchange rate in effect on March 31, 2017). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.7 million ($0.2 million based on the exchange rate in effect on March 31, 2017) in deposits for this purpose as of March 31, 2017. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of March 31, 2017, the outstanding balance on the financing obligation was CAD 19.5 million ($14.6 million based on the exchange rate in effect on March 31, 2017).

Capital Lease Agreements

As of March 31, 2017, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.3 million ($0.2 million based on the exchange rate in effect on March 31, 2017);
•	CAL has a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2017);
•

CDR had six capital lease agreements for surveillance, kitchen and racing-related equipment with an outstanding balance of CAD 0.6 million ($0.5 million based on the exchange rate in effect on March 31, 2017); and

•	CSA had a capital lease agreement for general equipment with an outstanding balance of CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on March 31, 2017).

As of March 31, 2017, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2017	$3,596	$151	$0	$347	$4,094
2018	4,794	0	0	253	5,047
2019	15,837	0	0	88	15,925
2020	2,252	0	0	37	2,289
2021	2,252	0	0	10	2,262
Thereafter	10,696	0	14,635	1	25,332
Total	$39,427	$151	$14,635	$736	$54,949

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2011.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through March 31, 2017, CPL has paid PLN 6.4 million ($2.1 million) related to these audits. As a result of one court decision currently on appeal, CPL’s tax records for 2009 remain open for audit.

In December 2016, the Polish IRS conducted a tax audit of December 2010 and the remaining open portion of the 2011 fiscal year. As a result, CPL is required to pay PLN 2.9 million ($0.7 million based on the exchange rate in effect on March 31, 2017) related to this audit. The Polish IRS has not issued an official decision on this audit, and no payment will be made until the decision is issued. CPL plans to file an appeal of the tax audit decision after it is received.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of March 31, 2017 is PLN 8.8 million ($2.2 million based on the exchange rate in effect on March 31, 2017). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of March 31, 2017 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of March 31, 2017.   Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of March 31, 2017.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

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

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2017, the Company recognized income tax expense of $1.0 million on pre-tax income of $3.8 million, representing an effective income tax rate of  26.2% compared to an income tax expense of $0.8 million on pre-tax income of $3.5 million, representing an effective income tax rate of 22.1% for the same period in 2016.

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

The Company has a valuation allowance on its U.S. deferred tax assets that results from uncertainty regarding its ability to realize the benefits of its U.S. deferred tax assets. The Company continues to monitor the valuation allowance for deferred tax assets in the U.S. on a quarterly basis, and it may release all or a portion of the U.S. valuation allowance in 2017 or in subsequent years in the event that more positive evidence becomes available. Further, the Company’s implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, it will reduce its valuation allowance as appropriate.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2017 and 2016 were as follows:

	For the three months
	ended March 31,
Amounts in thousands	2017	2016
Weighted average common shares, basic	24,455	24,436
Dilutive effect of stock options	401	226
Weighted average common shares, diluted	24,856	24,662

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months
	ended March 31,
Amounts in thousands	2017	2016
Stock options	35	35

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability (1)	$0	$157	$0	$0	$129	$0

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2017. During 2016, the Company determined that the fair value of the Katowice leasehold improvements was zero based on the expiration of the license for that casino. As a result, $0.4 million was charged to operating costs and expenses during the year ended December 31, 2016.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement approximates fair value based on the refinancing of the debt in September 2016 and the variable interest paid on the obligation. The carrying value of the Company’s CPL credit agreement approximates fair value based on the variable interest rate paid on the debt and the short-term nature of the obligation. The estimated fair values of the outstanding balances under the BMO Credit Agreement and CPL credit agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations and CDR’s land lease approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and CDR’s land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

Derivative Instruments Reporting

As of April 2015, the Company began using interest rate swaps to mitigate the risk of variable interest rates under its BMO Credit Agreement. The interest rate swaps were not designated as accounting hedges. These interest rate swaps reset monthly, and the difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense for the related debt. See Note 7 for details of the Company’s three interest rate swap agreements.

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months
Derivatives not designated as	Income Statement	ended March 31,
ASC 815 hedges	Classification	2017	2016
Interest Rate Swaps	Interest Expense	$208	$151

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of March 31, 2017			As of December 31, 2016
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$109	$0	$109	$55	$0	$55
Interest rate swaps - non-current	Taxes payable and other	48	0	48	74	0	74
Total derivative liabilities		$157	$0	$157	$129	$0	$129

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

The following tables provide information regarding the Company’s segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$13,160	$7,500	$14,546	$1,192	$36,398

Earnings (loss) before income taxes	$2,113	$1,158	$2,037	$(1,516)	$3,792

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,470	$716	$1,081	$(1,108)	$2,159
Interest expense (income), net	917	0	(12)	(4)	901
Income taxes (benefit)	547	442	414	(408)	995
Depreciation and amortization	805	610	572	98	2,085
Non-controlling interest	96	0	542	0	638
Non-cash stock-based compensation	0	0	0	103	103
Loss (gain) on foreign currency transactions and cost recovery income	17	0	(219)	(1)	(203)
Loss on disposition of fixed assets	2	0	0	3	5
Acquisition costs	28	0	0	0	28
Adjusted EBITDA	$3,882	$1,768	$2,378	$(1,317)	$6,711

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended March 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$12,995	$7,080	$12,264	$888	$33,227

Earnings (loss) before income taxes	$2,786	$876	$1,265	$(1,408)	$3,519

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$2,035	$543	$666	$(963)	$2,281
Interest expense (income), net	749	0	15	(3)	761
Income taxes (benefit)	625	333	267	(446)	779
Depreciation and amortization	697	626	602	85	2,010
Non-controlling interest	127	0	332	0	459
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and cost recovery income	(20)	0	(200)	22	(198)
Loss on disposition of fixed assets	2	2	22	0	26
Adjusted EBITDA	$4,215	$1,504	$1,704	$(1,115)	$6,308

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

13.	SUBSEQUENT EVENTS

In April 2017, Casinos Poland was informed by the Minister of Finance that its application to transfer the LIM Center casino license to the Warsaw Marriott casino was approved. In addition, the application to transfer the Warsaw Marriott casino license to a new location at the Hilton Warsaw Hotel and Convention Centre in Warsaw was also approved. As a result, the Company will close the LIM Center casino in May 2017 and will impair approximately PLN 0.5 million ($0.1 million based on the exchange rate in effect on March 31, 2017) in leasehold improvements in the second quarter of 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements, Business Environment and Risk Factors

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In addition, Century Casinos, Inc. (together with its subsidiaries, the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management at the time such statements are made.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On October 1, 2016, our subsidiary, Century Casino St. Albert, acquired the Apex Casino in Edmonton, Alberta (the “Apex Acquisition”) and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 381 slot machines,  7 live table games, 12 video lottery terminals, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests. The purchase price for the acquisition was CAD 31.9 million ($24.3 million based on the exchange rate in effect on October 1, 2016).

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of March 31, 2017, owned and operated eight casinos throughout Poland with a total of 492 slot machines and 80 tables. The following table summarizes the Polish cities in which CPL operated as of March 31, 2017, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	27
Warsaw	LIM Center*	65	4
Krakow	Dwor Kosciuszko Hotel	60	8
Lodz	Manufaktura Entertainment Complex	60	10
Wroclaw	HP Park Plaza Hotel	69	12
Poznan	Hotel Andersia	58	9
Sosnowiec**	Sosnowiec City Center	61	6
Plock	Hotel Plock	49	4

*  In April 2017, Casinos Poland was informed by the Minister of Finance that its application to transfer the LIM Center casino license to the Warsaw Marriott casino was approved. As a result, we will close the LIM Center casino in May 2017 and will impair approximately PLN 0.5 million ($0.1 million based on the exchange rate in effect on March 31, 2017) in leasehold improvements in the second quarter of 2017. The casino license for the Warsaw Marriott will be used to open a new location at the Hilton Warsaw Hotel and Convention Centre in Warsaw.

** The casino license at the Katowice casino expired in July 2016 and casino operations at the Katowice casino were moved to the Sosnowiec casino.

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

•

We have a 75% ownership interest in CBS and we consolidate CBS as a majority-owned subsidiary for which we have a controlling financial interest. RMTC owns the remaining 25% of CBS. We account for and report the 25% ownership interest of RMTC in CBS as a non-controlling financial interest. CBS operates the pari-mutuel network, consisting of the sourcing of common pool pari-mutuel wagering content and live video to off-track betting parlors throughout southern Alberta.

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of March 31, 2017, we operated  13 ship-based casinos through concession agreements with four cruise ship owners.  The 13 ship-based casinos that we operated had a total of 221 slot machines and 42 tables. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of March 31, 2017,  and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	12	2
Windstar Cruises	Wind Spirit	11	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2
Thomson Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	28	17

Under an amended concession agreement with TUI Cruises, we plan to operate the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship scheduled to begin operations in the second quarter of 2017.

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

In March 2015, in connection with an agreement with Norwegian to terminate our concession agreements with Oceania and Regent, we entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter through April 2017.

•

We have a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which we receive a monthly management fee. The management agreement ends in December 2017, and we do not anticipate extending this agreement.

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

Additional Project Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile. Century Mile will be a one-mile horse racetrack and a multi-level REC. The proposed location is on Edmonton International Airport land and close to the city of Leduc, south of Edmonton.  We estimate this project will cost approximately CAD 50 million ($37.5 million based on the exchange rate in effect as of March 31, 2017). We estimate that construction of this project will take approximately 15 months and that it will be completed by the fourth quarter of 2018 or the first quarter of 2019. In March 2017, we received approval for the Century Mile project from the AGLC.  Commencement of construction of the Century Mile project is subject to our obtaining financing.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months
	ended March 31,
Average Rates	2017	2016	% Change
Canadian dollar (CAD)	1.3234	1.3732	3.6%
Euros (EUR)	0.9384	0.9065	(3.5%)
Polish zloty (PLN)	4.0563	3.9556	(2.5%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months
	ended March 31,
Amounts in thousands	2017	2016	Change	% Change
Gaming Revenue	$32,487	$28,160	$4,327	15.4%
Hotel Revenue	437	444	(7)	(1.6%)
Food and Beverage Revenue	3,341	2,892	449	15.5%
Other Revenue	2,575	3,737	(1,162)	(31.1%)
Gross Revenue	38,840	35,233	3,607	10.2%
Less Promotional Allowances	(2,442)	(2,006)	436	21.7%
Net Operating Revenue	36,398	33,227	3,171	9.5%
Gaming Expenses	(15,646)	(13,355)	2,291	17.2%
Hotel Expenses	(143)	(139)	4	2.9%
Food and Beverage Expenses	(2,965)	(2,574)	391	15.2%
General and Administrative Expenses	(11,069)	(11,067)	2	0.0%
Total Operating Costs and Expenses	(31,908)	(29,145)	2,763	9.5%
Earnings from Operations	4,490	4,082	408	10.0%
Non-Controlling Interest	(638)	(459)	179	39.0%
Net Earnings Attributable to Century Casinos, Inc. Shareholders	2,159	2,281	(122)	(5.3%)
Adjusted EBITDA (1)	$6,711	$6,308	$403	6.4%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.09	$0.09	$0.00	0.0%
Diluted Earnings Per Share	$0.09	$0.09	$0.00	0.0%

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Factors that impacted comparability between periods include the following:

•

We began operating CSA in October 2016. CSA contributed $2.0 million in net operating revenue and $0.1 million in net earnings for the quarter ended March 31, 2017. CSA is reported in the Canada reportable segment.

Net operating revenue increased by $3.2 million, or 9.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Following is a breakout of net operating revenue by segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

•	Canada increased by $0.2 million, or 1.3%.
•	United States increased by $0.4 million, or 5.9%.
•	Poland increased by $2.3 million, or 18.6%.
•	Corporate and Other increased by $0.3 million, or 34.2%.

Operating costs and expenses increased by $2.8 million, or 9.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Following is a breakout of total operating costs and expenses by segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

•	Canada increased by $0.6 million, or 6.7%.
•	United States increased by $0.1 million, or 2.2%.
•	Poland increased by $1.6 million, or 13.9%.
•	Corporate and Other increased by $0.4 million, or 19.1%.

Earnings from operations increased by $0.4 million, or 10.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Following is a breakout of earnings from operations by segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

•	Canada decreased by ($0.5) million, or (13.3%).
•	United States increased by $0.3 million, or 32.2%.
•	Poland increased by $0.7 million, or 67.2%.
•	Corporate and Other decreased by ($0.1) million, or (9.4%).

Net earnings decreased by ($0.1) million, or (5.3%), for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended March 31, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,470	$716	$1,081	$(1,108)	$2,159
Interest expense (income), net	917	0	(12)	(4)	901
Income taxes (benefit)	547	442	414	(408)	995
Depreciation and amortization	805	610	572	98	2,085
Non-controlling interest	96	0	542	0	638
Non-cash stock-based compensation	0	0	0	103	103
Loss (gain) on foreign currency transactions and cost recovery income	17	0	(219)	(1)	(203)
Loss on disposition of fixed assets	2	0	0	3	5
Acquisition costs	28	0	0	0	28
Adjusted EBITDA	$3,882	$1,768	$2,378	$(1,317)	$6,711

	For the Three Months Ended March 31, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$2,035	$543	$666	$(963)	$2,281
Interest expense (income), net	749	0	15	(3)	761
Income taxes (benefit)	625	333	267	(446)	779
Depreciation and amortization	697	626	602	85	2,010
Non-controlling interest	127	0	332	0	459
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and cost recovery income	(20)	0	(200)	22	(198)
Loss on disposition of fixed assets	2	2	22	0	26
Adjusted EBITDA	$4,215	$1,504	$1,704	$(1,115)	$6,308

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

Amounts in thousands	March 31, 2017	March 31, 2016
Total long-term debt, including current portion	$54,608	$37,854
Deferred financing costs	341	249
Total principal	$54,949	$38,103
Less: cash and cash equivalents	$39,743	$29,932
Net Debt	$15,206	$8,171

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months
	ended March 31,
Amounts in thousands	2017	2016	Change	% Change
Gaming	$9,020	$7,996	$1,024	12.8%
Hotel	136	143	(7)	(4.9%)
Food and Beverage	2,347	2,001	346	17.3%
Other	1,933	3,013	(1,080)	(35.8%)
Gross Revenue	13,436	13,153	283	2.2%
Less Promotional Allowances	(276)	(158)	118	74.7%
Net Operating Revenue	13,160	12,995	165	1.3%
Gaming Expenses	(3,033)	(2,550)	483	18.9%
Hotel Expenses	(44)	(46)	(2)	(4.3%)
Food and Beverage Expenses	(1,870)	(1,625)	245	15.1%
General and Administrative Expenses	(4,361)	(4,561)	(200)	(4.4%)
Total Operating Costs and Expenses	(10,113)	(9,479)	634	6.7%
Earnings from Operations	3,047	3,516	(469)	(13.3%)
Non-Controlling Interest	(96)	(127)	(31)	(24.4%)
Net Earnings	1,470	2,035	(565)	(27.8%)
Adjusted EBITDA	$3,882	$4,215	$(333)	(7.9%)

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., completed the Apex Acquisition and began operating CSA.

Three Months Ended March 31, 2017 and 2016

The following discussion highlights results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Results in U.S. dollars were impacted by a 3.6% increase in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue Highlights

	In CAD		In U.S. dollars
•

At CRA, net operating revenue decreased by (CAD 1.0) million, or (13.0%), due to lower gaming and food and beverage revenue.  Increased competition from a new casino in the downtown Edmonton area contributed to the decline in net operating revenue.

		•	At CRA, net operating revenue decreased by ($0.5) million, or (9.8%).
•	At CSA, net operating revenue was CAD 2.6 million.	•	At CSA, net operating revenue was $2.0 million.
•	At CAL, net operating revenue decreased by (CAD 0.3) million, or (12.0%), due to decreased gaming revenue.	•	At CAL, net operating revenue decreased by ($0.2) million, or (8.7%).
•	At CDR, net operating revenue decreased by (CAD 0.1) million, or (1.9%), due to decreased other revenue from lower stall rentals for horses, offset by increased gaming revenue.	•	At CDR, net operating revenue remained constant.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.2) million, or (4.3%), due to decreased payroll costs and decreased costs related to food and beverage sales.	•	At CRA, operating expenses remained constant.
•	At CSA, operating expenses were CAD 2.1 million.	•	At CSA, operating expenses were $1.6 million.
•	At CAL, operating expenses increased by CAD 0.1 million, or 2.8%, due to increased payroll costs.	•	At CAL, operating expenses increased by $0.1 million, or 6.7%.
•	At CDR, operating expenses remained constant.	•	At CDR, operating expenses increased by $0.1 million, or 4.5%.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS remained constant for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months
	ended March 31,
Amounts in thousands	2017	2016	Change	% Change
Gaming	$8,200	$7,638	$562	7.4%
Hotel	301	301	0	0.0%
Food and Beverage	830	751	79	10.5%
Other	77	87	(10)	(11.5%)
Gross Revenue	9,408	8,777	631	7.2%
Less Promotional Allowances	(1,908)	(1,697)	211	12.4%
Net Operating Revenue	7,500	7,080	420	5.9%
Gaming Expenses	(3,165)	(3,120)	45	1.4%
Hotel Expenses	(99)	(93)	6	6.5%
Food and Beverage Expenses	(625)	(561)	64	11.4%
General and Administrative Expenses	(1,843)	(1,804)	39	2.2%
Total Operating Costs and Expenses	(6,342)	(6,204)	138	2.2%
Earnings from Operations	1,158	876	282	32.2%
Net Earnings	716	543	173	31.9%
Adjusted EBITDA	$1,768	$1,504	$264	17.6%

Three Months Ended March 31, 2017 and 2016

The following discussion highlights results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Market Share Highlights

•	The Central City market increased by 5.6% and CTL’s share of the Central City market was 28.9%, an increase of 3.9% compared to the three months ended March 31, 2016.
•	The Cripple Creek market increased by 3.1% and CRC’s share of the Cripple Creek market was 9.6%, a decrease of 1.4% compared to the three months ended March 31, 2016.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.3 million, or 8.2%, due to increased gaming revenue, primarily from slot machines, offset by increased promotional allowances.
•	At CRC, net operating revenue increased by $0.1 million, or 2.5%, due to increased gaming revenue, primarily from slot machines.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.2 million, or 33.2%, due to increased gaming-related expenses.
•	At CRC, operating expenses remained constant.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months
	ended March 31,
Amounts in thousands	2017	2016	Change	% Change
Gaming	$14,550	$12,128	$2,422	20.0%
Food and Beverage	164	140	24	17.1%
Other	90	147	(57)	(38.8%)
Gross Revenue	14,804	12,415	2,389	19.2%
Less Promotional Allowances	(258)	(151)	107	70.9%
Net Operating Revenue	14,546	12,264	2,282	18.6%
Gaming Expenses	(8,838)	(7,401)	1,437	19.4%
Food and Beverage Expenses	(470)	(388)	82	21.1%
General and Administrative Expenses	(2,860)	(2,793)	67	2.4%
Total Operating Costs and Expenses	(12,740)	(11,184)	1,556	13.9%
Earnings from Operations	1,806	1,080	726	67.2%
Non-Controlling Interest	(542)	(332)	210	63.3%
Net Earnings	1,081	666	415	62.3%
Adjusted EBITDA	$2,378	$1,704	$674	39.6%

In September 2016, one of our main competitors in the Warsaw market ceased operations, which contributed to increased revenue at our main property, the Warsaw Marriott. Offsetting the increased revenue at the Warsaw Marriott was the closure of our Katowice casino in June 2016 due to the expiration and nonrenewal of the casino license at that location. We have applied for a new license in that city and, if awarded, plan to reopen a casino in Katowice by the end of 2017. In June 2017, the casino license at our Wroclaw casino will expire. We have applied for a new license and anticipate a decision in the second quarter of 2017. In addition, effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We do not anticipate that the changes in the gaming laws will have a significant impact on our results of operations in 2017, though these changes could increase competition and adversely affect our results of operations in the future.

In April 2017, Casinos Poland was informed by the Minister of Finance that its application to transfer the LIM Center casino license to the Warsaw Marriott casino was approved. In addition, the application to transfer the Warsaw Marriott casino license to a new location at the Hilton Warsaw Hotel and Convention Centre in Warsaw was also approved. As a result, we will close the LIM Center casino in May 2017 and will impair approximately PLN 0.5 million ($0.1 million based on the exchange rate in effect on March 31, 2017) in leasehold improvements in the second quarter of 2017.

Three Months Ended March 31, 2017 and 2016

Results in U.S. dollars were impacted by a 2.5% decrease in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 10.6 million, or 21.8%, due to increased gaming revenue.	•	Net operating revenue increased by $2.3 million, or 18.6%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 7.5 million, or 17.0%, primarily due to increased gaming-related expenses and payroll costs.	•	Operating expenses increased by $1.6 million, or 13.9%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months
	ended March 31,
Amounts in thousands	2017	2016	Change	% Change
Gaming	$717	$398	$319	80.2%
Other	475	490	(15)	(3.1%)
Net Operating Revenue	1,192	888	304	34.2%
Gaming Expenses	(610)	(284)	326	114.8%
General and Administrative Expenses	(2,005)	(1,909)	96	5.0%
Total Operating Costs and Expenses	(2,713)	(2,278)	435	19.1%
Losses from Operations	(1,521)	(1,390)	(131)	(9.4%)
Net Loss	(1,108)	(963)	(145)	(15.1%)
Adjusted EBITDA	$(1,317)	$(1,115)	$(202)	(18.1%)

We anticipate beginning operation of the ship-based casino onboard the Mein Schiff 6, a new cruise ship, in the second quarter of 2017. Our consulting agreement with Norwegian will end during the second quarter of 2017.

Three Months Ended March 31, 2017 and 2016

We began operating the ship-based casinos onboard the Mein Schiff 5 and the TUI Discovery in June 2016, and the Glory Sea in July 2016.

The following discussion highlights results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue Highlights

•	Net operating revenue increased by $0.3 million, or 34.2%, due to the additional revenue from the Mein Schiff 5, TUI Discovery and Glory Sea.

Operating Expense Highlights

•

Operating expenses increased by $0.4 million, or 19.1%, due to increased cruise ship-related expenses resulting from the additional operating and payroll costs associated with the three new ship-based casinos.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.1 million, or 2.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increased payroll costs.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2017 and 2016 was as follows:

	For the three months
	ended March 31,
Amounts in thousands	2017	2016	$ Change	% Change
Interest Income	$21	$17	$4	23.5%
Interest Expense	(922)	(778)	144	18.5%
Gain on Foreign Currency Transactions and Cost Recovery Income	203	198	5	2.5%
Non-Operating Income (Expense)	$(698)	$(563)	$(135)	(24.0%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL borrowings, and interest expense related to CDR’s land lease and our capital lease agreements.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the three months ended March 31, 2017, we recognized income tax expense of $1.0 million on pre-tax income of $3.8 million, representing an effective income tax rate of 26.2%, compared to an income tax expense of $0.8 million on pre-tax income of $3.5 million, representing an effective income tax rate of 22.1% for the same period in 2016.

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

We have a valuation allowance on our U.S. deferred tax assets that results from uncertainty regarding our ability to realize the benefits of our U.S. deferred tax assets. We continue to monitor the valuation allowance for deferred tax assets in the U.S. on a quarterly basis, and we may release all or a portion of our U.S. valuation allowance in 2017 or in subsequent years in the event that more positive evidence becomes available. Further, our implementation of certain tax strategies could reduce the need for a valuation allowance in the future. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will reduce the valuation allowance as appropriate.

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

As of March 31, 2017, our total debt under bank borrowings and other agreements net of $0.3 million related to deferred financing costs was $54.6 million, of which $49.2 million was long-term debt and  $5.4 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, CPL’s credit agreement and other capital lease agreements.  We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $15.2 million as of March 31, 2017 compared to $8.2 million as of March 31, 2016. In September 2016, we increased our borrowing capacity on our BMO Credit Agreement to CAD 69.2 million to finance the Apex Acquisition. The increased credit facility added CAD 30.0 million ($22.5 million based on the exchange rate in effect on March 31, 2017) to our debt balance, of which CAD 3.0 million ($2.3 million based on the exchange rate in effect on March 31, 2017) was the current portion as of March 31, 2017. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2017 maturities of our debt:

Amounts in thousands
	Casinos Poland	Century Downs
Bank of Montreal	Credit Agreement	Land Lease	Capital Leases	Total
$3,596	$151	$0	$347	$4,094

Cash Flows

At March 31, 2017, cash and cash equivalents totaled $39.7 million, and we had working capital (current assets minus current liabilities) of $19.8 million compared to cash and cash equivalents of $38.8 million and working capital of $17.3 million at December 31, 2016.  The increase in cash and cash equivalents from December 31, 2016 is due to $5.4 million of net cash provided by operating activities and $0.3 million in exchange rate changes, offset by a  $1.5 million payment related to a working capital adjustment for the Apex Acquisition, $1.1 million used to purchase property and equipment, $1.6 million in principal repayments and $0.6 million used for a distribution to non-controlling interests.

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2017 and $3.3 million for the three months ended March 31, 2016. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $2.6 million for the three months ended March 31, 2017 consisted of $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.1 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.1 million for bowling lane renovations at CAL; $0.2 million for a parking lot and thoroughbred infrastructure at CDR; $0.5 million in other fixed asset additions at our properties and the  $1.5 million payment related to a working capital adjustment for the Apex Acquisition.

Net cash used in investing activities of $2.2 million for the three months ended March 31, 2016 consisted of $1.1 million in various projects for CDR including construction of a second barn and parking lots and landscaping, $0.3 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for CRC, $0.1 million to purchase new slot machines for CTL, $0.2 million to purchase new slot machines for CPL and $0.4 million in other fixed asset additions at our properties.

Net cash used in financing activities of $2.2 million for the three months ended March 31, 2017 consisted of $1.6 million of principal repayments on our long-term debt and $0.6 million in distributions to non-controlling interests, offset by less than $0.1 million in cash from the exercise of stock options.

Net cash used in financing activities of $1.1 million for the three months ended March 31, 2016 consisted of $1.2 million of principal repayments on our long-term debt, offset by less than $0.1 million received from the exercise of stock options.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the three months ended March 31, 2017. The total amount remaining under the repurchase program was $14.7 million as of March 31, 2017. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, a potential renovation and expansion project at the Palace Hotel in Cripple Creek, and other potential new projects. We amended the BMO Credit Agreement to obtain the financing needed for the Apex Acquisition, which was completed on October 1, 2016. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements.

We believe that our cash at March 31, 2017, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations. From time to time we expect to have cash needs for the development or purchase of new properties, including the Century Mile project, that exceed our current borrowing capacity and we may be required to seek additional debt, equity or bank financing. We estimate that the Century Mile project will cost approximately CAD 50.0 million ($37.5 million based on the exchange rate in effect on March 31, 2017). We estimate that construction of this project will take approximately 15 months and that it will be completed by the fourth quarter of 2018 or the first quarter of 2019.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $34.0 million of our total $39.7 million in cash and cash equivalents at March 31, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We had no material changes in our exposure to market risks from that previously reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of March 31, 2017. There were no repurchases of common stock during the three months ended March 31, 2017.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
31.1*	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: May 5, 2017

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.