Form 10-Q
period 2017-06-30
CENTURY CASINOS INC /CO/
filed 2017-08-07
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,468,618  shares of common stock, $0.01 par value per share, were outstanding as of August 1, 2017.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$38,810	$38,837
Receivables, net	3,234	4,706
Prepaid expenses	1,283	1,224
Inventories	618	568
Restricted cash	974	0
Other current assets	70	613
Total Current Assets	44,989	45,948

Property and equipment, net	143,745	140,763
Goodwill	14,468	13,387
Deferred income taxes	1,798	1,705
Casino licenses	13,404	12,140
Trademarks	1,756	1,558
Cost investment	1,000	1,000
Deposits and other	2,474	1,337
Total Assets	$223,634	$217,838

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,407	$5,583
Accounts payable	2,080	1,864
Accrued liabilities	7,019	9,088
Accrued payroll	5,319	5,313
Taxes payable	2,931	4,661
Contingent liability (note 8)	2,433	2,099
Total Current Liabilities	25,189	28,608

Long-term debt, net of current portion and deferred financing costs (note 7)	49,268	50,026
Taxes payable and other	854	620
Total Liabilities	75,311	79,254
Commitments and Contingencies

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	June 30,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,468,618 and 24,451,582 shares issued and outstanding	245	245
Additional paid-in capital	78,424	78,174
Retained earnings	70,365	66,386
Accumulated other comprehensive loss	(8,996)	(12,609)
Total Century Casinos, Inc. shareholders' equity	140,038	132,196
Non-controlling interest	8,285	6,388
Total Equity	148,323	138,584
Total Liabilities and Equity	$223,634	$217,838

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands, except for per share information	2017	2016	2017	2016
Operating revenue:
Gaming	$33,412	$30,901	$65,900	$59,060
Hotel	494	490	932	935
Food and beverage	3,413	3,028	6,754	5,920
Other	2,582	2,988	5,156	6,725
Gross revenue	39,901	37,407	78,742	72,640
Less: Promotional allowances	(2,571)	(2,206)	(5,013)	(4,212)
Net operating revenue	37,330	35,201	73,729	68,428
Operating costs and expenses:
Gaming	16,056	14,251	31,702	27,616
Hotel	154	134	297	273
Food and beverage	3,099	2,659	6,065	5,222
General and administrative	12,362	11,499	23,429	22,569
Depreciation and amortization	2,018	2,117	4,103	4,127
Total operating costs and expenses	33,689	30,660	65,596	59,807
Earnings from operations	3,641	4,541	8,133	8,621
Non-operating income (expense):
Interest income	27	14	48	31
Interest expense	(915)	(802)	(1,837)	(1,580)
Gain on foreign currency transactions, cost recovery income and other	281	1,560	485	1,758
Non-operating (expense) income, net	(607)	772	(1,304)	209
Earnings before income taxes	3,034	5,313	6,829	8,830
Income tax expense	(864)	(987)	(1,859)	(1,765)
Net earnings	2,170	4,326	4,970	7,065
Net earnings attributable to non-controlling interests	(368)	(2,077)	(1,008)	(2,536)
Net earnings attributable to Century Casinos, Inc. shareholders	$1,802	$2,249	$3,962	$4,529

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.07	$0.09	$0.16	$0.18
Diluted	$0.07	$0.09	$0.16	$0.18
Weighted average shares outstanding - basic	24,466	24,432	24,460	24,445
Weighted average shares outstanding - diluted	24,962	24,548	24,911	24,616

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

Amounts in thousands	2017	2016	2017	2016

Net earnings	$2,170	$4,326	$4,970	$7,065

Other comprehensive income (loss)
Foreign currency translation adjustments	3,000	(1,309)	4,560	2,419
Other comprehensive income (loss)	3,000	(1,309)	4,560	2,419
Comprehensive income	$5,170	$3,017	$9,530	$9,484

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(368)	(2,077)	(1,008)	(2,536)
Foreign currency translation adjustments	(563)	383	(947)	2
Comprehensive income attributable to Century Casinos, Inc. shareholders	$4,239	$1,323	$7,575	$6,950

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	0	0	0	0	4,529	4,529	2,536	7,065
Foreign currency translation adjustment	0	0	0	2,421	0	2,421	(2)	2,419
Amortization of stock-based compensation	0	0	381	0	0	381	0	381
Distribution to non-controlling interest	0	0	0	0	0	0	(1,626)	(1,626)
Exercise of stock options	20,488	0	46	0	0	46	0	46
BALANCE AT June 30, 2016	24,434,571	$244	$77,745	$(10,262)	$61,700	$129,427	$5,645	$135,072

BALANCE AT January 1, 2017	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change (1)	0	0	(17)	0	17	0	0	0
Net earnings	0	0	0	0	3,962	3,962	1,008	4,970
Foreign currency translation adjustment	0	0	0	3,613	0	3,613	947	4,560
Amortization of stock-based compensation	0	0	235	0	0	235	0	235
Distribution to non-controlling interest	0	0	0	0	0	0	(58)	(58)
Exercise of stock options	17,036	0	32	0	0	32	0	32
BALANCE AT June 30, 2017	24,468,618	$245	$78,424	$(8,996)	$70,365	$140,038	$8,285	$148,323

See notes to unaudited condensed consolidated financial statements.

(1)

Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the unaudited condensed consolidated financial statements for further details on the adoption of this accounting standard.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months
	ended June 30,
Amounts in thousands	2017	2016

Cash Flows from Operating Activities:
Net earnings	$4,970	$7,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,103	4,127
Loss on disposition of fixed assets	255	37
Unrealized (gain) loss on interest rate swaps	(35)	23
Amortization of stock-based compensation expense	235	381
Amortization of deferred financing costs	86	57
Deferred taxes	45	(197)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	1,602	(381)
Prepaid expenses and other assets	(2,458)	(847)
Accounts payable	246	(257)
Accrued liabilities	33	717
Inventories	(23)	2
Other operating assets	0	(489)
Other operating liabilities	47	3
Accrued payroll	(169)	(296)
Taxes payable	(1,696)	(1,038)
Net cash provided by operating activities	7,241	8,907

Cash Flows used in Investing Activities:
Purchases of property and equipment	(3,064)	(3,805)
Acquisition of Century Casino St. Albert (net of cash acquired) (Note 3)	(1,494)	0
Acquisition of Saw Close Casino, Ltd. Licenses (Note 1)	(126)	0
Proceeds from disposition of assets	1	10
Net cash used in investing activities	(4,683)	(3,795)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the six months
	ended June 30,
Amounts in thousands	2017	2016

Cash Flows used in Financing Activities:
Proceeds from borrowings	0	379
Principal payments	(2,952)	(2,426)
Distribution to non-controlling interest	(644)	(1,626)
Proceeds from exercise of stock options	32	46
Net cash used in financing activities	(3,564)	(3,627)

Effect of Exchange Rate Changes on Cash	$979	$416

(Decrease) Increase in Cash and Cash Equivalents	$(27)	$1,901

Cash and Cash Equivalents at Beginning of Period	$38,837	$29,366
Cash and Cash Equivalents at End of Period	$38,810	$31,267
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,120	$1,459
Income taxes paid	$1,774	$1,896

Non-Cash Investing Activities:
Purchase of property and equipment on account	$437	$740
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$20	$0

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of June 30, 2017, the Company owned casino operations in North America; was developing a casino in England; held a majority ownership interest in six casinos throughout Poland, a racetrack and entertainment center (“REC”) in Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

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

The Company currently has a controlling financial interest through its subsidiary CCE in the following majority-owned subsidiaries:

•

The Company owns 66.6% of Casinos Poland Ltd (“CPL” or “Casinos Poland”). CPL is the owner and operator of six casinos throughout Poland. CPL is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Polish Airports Company (“Polish Airports”) owns the remaining 33.3% of CPL, which is reported as a non-controlling financial interest.

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

•

The Company owns 75% of Century Bets! Inc. (“CBS” or “Century Bets”). CBS operates the pari-mutuel off-track betting network in Southern Alberta, Canada. CBS is consolidated as a majority-owned subsidiary for which the Company has a controlling financial interest. Rocky Mountain Turf Club (“RMTC”) owns the remaining 25% of CBS, which is reported as a non-controlling financial interest.

The Company has the following concession, management and consulting service agreements:

•

The Company operates 14 ship-based casinos through concession agreements with four cruise ship owners. The Company began operating the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship, in May 2017.

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

In March 2015, in connection with an agreement with Norwegian Cruise Line Holdings (“Norwegian”) to terminate the Company’s concession agreements with Oceania Cruises (“Oceania”) and Regent Seven Seas Cruises (“Regent”), the Company entered into a two-year consulting agreement, which became effective on June 1, 2015, under which the Company provided limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million, which was payable $250,000 per quarter through May 2017.

•

The Company has a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee. The management agreement ends in December 2017, and the Company does not anticipate extending this agreement.

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

Additional Projects and Other Developments

In September 2016, the Company was selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which the Company is planning to operate as Century Mile Racetrack and Casino. In March 2017, the Company received approval for the Century Mile project from the Alberta Gaming and Liquor Commission (“AGLC”). Century Mile will be a one-mile horse racetrack and a multi-level REC. The multi-level REC is expected to have 550 slot machines, restaurants, bars, delis, an off-track betting parlor and grandstand and to hold a minimum of 100 horse races per year. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton.  Century Mile will be approximately 30 miles from both CRA and CSA. The Company estimates this project will cost approximately CAD 60.0 million ($46.2 million based on the exchange rate in effect on June 30, 2017). Construction of the Century Mile project began in July 2017. The Company estimates that construction of this project will take approximately 15 months and that it will be completed by the fourth quarter of 2018. The Company is seeking to obtain financing for the Century Mile project.

On June 20, 2017, the Company’s subsidiary, Century Casinos Europe GmbH (“CCE”), entered into a Share Purchase Agreement (the “Agreement”), by and among Global Gaming Ventures (Group) Limited, Saw Close Casino Ltd. (“SCCL”), Anthony Wollenberg and CCE pursuant to which CCE has acquired 100% of the outstanding common stock of SCCL as well as casino licenses held by SCCL (the “SCCL License Acquisition”) for a total consideration of GBP 0.6 million ($0.8 million based on the exchange rate in effect on June 30, 2017) as well as assumed liabilities of GBP 0.2 million ($0.2 million based on the exchange rate in effect on June 30, 2017). The Company will utilize the casino licenses to develop and operate a casino in Bath, England. The Company paid GBP 0.1 million ($0.1 million) at closing. Payment of the remaining purchase consideration will be made after the receipt of certain regulatory and governmental approvals and the opening of the casino. Payment of the assumed liabilities is subject to certain performance criteria being met once the casino is in operation. The Company estimates that construction of the casino will cost GBP 5.0 million ($6.5 million based on the exchange rate in effect on June 30, 2017) and that the casino will open in the first half of 2018.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

Presentation of Foreign Currency Amounts

The Company’s functional currency is the U.S. dollar (“USD” or “$”).  Foreign subsidiaries with a functional currency other than the U.S. dollar translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods.  The Company and its subsidiaries enter into various transactions made in currencies different from their functional currencies.  These transactions are typically denominated in the Canadian dollar (“CAD”), Euro (“EUR”), Polish zloty (“PLN”) and British pound (“GBP”).  Gains and losses resulting from changes in foreign currency exchange rates related to these transactions are included in income from operations as they occur.

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	June 30,	December 31,
Ending Rates	2017	2016
Canadian dollar (CAD)	1.2977	1.3427
Euros (EUR)	0.8761	0.9476
Polish zloty (PLN)	3.7027	4.2065
British pound (GBP)	0.7696	0.8106

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2017	2016	% Change	2017	2016	% Change
Canadian dollar (CAD)	1.3451	1.2890	(4.4%)	1.3343	1.3311	(0.2%)
Euros (EUR)	0.9096	0.8856	(2.7%)	0.9240	0.8961	(3.1%)
Polish zloty (PLN)	3.8354	3.8726	1.0%	3.9459	3.9141	(0.8%)
British pound (GBP)	0.7822	0.6976	(12.1%)	0.7947	0.6979	(13.9%)
Source: Pacific Exchange Rate Service

Correction of Prior Period Balances

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016, the Company determined that it had erroneously recognized a reduction in pari-mutuel revenue for CBS totaling $0.7 million in its condensed consolidated statement of earnings for the six months ended June 30, 2016. This error also affected the Company’s income tax expense, net earnings attributable to non-controlling interests and consolidated statements of comprehensive income (loss), equity, cash flows and Note 12 “Segment and Geographic Information” for the six months ended June 30, 2016.

The prior period amounts within the Company’s condensed consolidated financial statements for the six months ended June 30, 2016 have been revised to reflect the correct balances as presented below.

Condensed Consolidated Statement of Earnings for the six months ended June 30, 2016:
Amounts in thousands, except for per share information	As Previously Reported	Correction	As Corrected
Operating Revenue:
Other	$6,028	$697	$6,725
Gross revenue	71,943	697	72,640
Net operating revenue	67,731	697	68,428
Earnings from operations	7,924	697	8,621
Earnings before income taxes	8,133	697	8,830
Income tax expense	(1,584)	(181)	(1,765)
Net earnings	6,549	516	7,065
Net earnings attributable to non-controlling interests	(2,407)	(129)	(2,536)
Net earnings attributable to Century Casinos, Inc. shareholders	4,142	387	4,529

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic and Diluted	$0.17	$0.01	$0.18

Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Net earnings	$6,549	$516	$7,065

Other comprehensive income
Foreign currency translation adjustments	2,447	(28)	2,419
Other comprehensive income	2,447	(28)	2,419
Comprehensive income	$8,996	$488	$9,484

Comprehensive income attributable to non-controlling interests
Net earnings attributable to non-controlling interests	(2,407)	(129)	(2,536)
Foreign currency translation adjustments	(5)	7	2
Comprehensive income attributable to Century Casinos, Inc. shareholders	$6,584	$366	$6,950

Condensed Consolidated Statement of Equity for the six months ended June 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Accumulated other comprehensive income
Accumulated other comprehensive income (loss) balance at January 1, 2016	$(12,704)	$21	$(12,683)
Foreign currency translation adjustment	2,442	(21)	2,421

Retained earnings
Retained earnings balance at January 1, 2016	57,558	(387)	57,171
Net earnings	4,142	387	4,529

Total Century Casinos shareholders' equity
Total Century Casinos shareholders' equity balance at January 1, 2016	122,416	(366)	122,050
Net earnings	4,142	387	4,529
Foreign currency translation adjustment	2,442	(21)	2,421

Non-controlling interest
Non-controlling interest balance at January 1, 2016	4,859	(122)	4,737
Net earnings	2,407	129	2,536
Foreign currency translation adjustment	5	(7)	(2)

Total equity
Total equity balance at January 1, 2016	127,275	(488)	126,787
Net earnings	6,549	516	7,065
Foreign currency translation adjustment	2,447	(28)	2,419

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Cash Flows from Operating Activities:
Net earnings	$6,549	$516	$7,065
Changes in Operating Assets and Liabilities:
Receivables, net	278	(659)	(381)
Taxes payable	(1,209)	171	(1,038)
Net cash provided by operating activities	8,879	28	8,907
Effect of Exchange Rate Changes on Cash	444	(28)	416

Note 12: Segment and Geographic Information for the six months ended June 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Canada
Net operating revenue	$25,462	$697	$26,159
Net earnings attributable to Century Casinos, Inc. shareholders	3,604	387	3,991
Income taxes	1,118	181	1,299
Non-controlling interest	1,735	129	1,864
Adjusted EBITDA	7,938	697	8,635

Consolidated results in Note 12 “Segment and Geographic Information” for the six months ended June 30, 2016 have been updated as presented in the condensed consolidated statement of earnings table above. Consolidated Adjusted EBITDA for the six months ended June 30, 2016 was corrected by $0.7 million, adjusting the previously reported Consolidated Adjusted EBITDA of $12.5 million to $13.2 million.

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. In addition, the FASB has issued four related ASUs on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12).  The Company plans to adopt the new revenue standards effective January 1, 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. The Company continues to analyze the impact that the new standard will have on the Company’s consolidated financial statements, including results of operations, cash flows and related disclosures. Upon adoption, management expects the presentation of goods and services presented without charge that is currently presented in total revenue with an offset in promotional allowances will be presented on a net basis within related revenue categories. Management also anticipates a change in the manner in which the Company assigns value to accrued customer benefits related to its player clubs; however, this is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2015-11. The Company will continue to measure inventory using the first-in, first-out method and will state inventory at the lower of cost or net realizable value. At  June 30, 2017 and December 31, 2016, all inventory was stated at cost.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases.  Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company has begun analyzing its operating lease agreements, and management anticipates the Company’s assets and liabilities will increase proportionally after the adoption of ASU 2016-02. The changes to the Company’s consolidated balance sheet and the potential impact to its results of operations may be material.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. ASU 2016-15 should be applied using a retrospective transition method.  The Company is currently evaluating the impact of adopting ASU 2016-15; however, the standard is not expected to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The objective of ASU 2016-16 is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-16 is permitted at the beginning of an annual period. ASU 2016-16 should be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2016-16; however, the standard is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-18 is permitted. ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting ASU 2016-18; however, the standard is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The objective of ASU 2017-01 is to add guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for interim and annual periods in which the financial statements have not been issued or made available for issuance. The Company has adopted ASU 2017-01 and has used the guidance to evaluate the SCCL License Acquisition. See Note 1.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-09, Stock Compensation (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2014-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting ASU 2017-09; however, the standard is not expected to have a material impact on its consolidated financial statements.

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

3.ACQUISITIONS

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

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly owned subsidiary. CSA contributed $2.1 million in net operating revenue and $0.3 million in net earnings attributable to Century Casinos, Inc. shareholders and $4.1 million in net operating revenue and $0.3 million in net earnings attributable to Century Casinos, Inc. shareholders for the three and six months ended June 30, 2017, respectively.

The Company accounted for the transaction as a business combination. Accordingly, CSA’s assets of $22.4 million (including $3.1 million in cash) and liabilities of $1.7 million were included in the Company’s consolidated balance sheet at October 1, 2016. Goodwill of $3.6 million is attributable to the business expansion opportunity for the Company. The acquisition leverages the Company’s management specialties and expertise in the gaming industry, expands the Company’s casino offerings in the Edmonton market and creates operational synergies. Goodwill is not a tax deductible item for the Company.

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

	For the three months	For the six months
Amounts in thousands, except for per share information	ended June 30, 2016	ended June 30, 2016
	(Unaudited)	(Unaudited)
Net operating revenue	$37,432	$72,461
Net earnings attributable to Century Casinos, Inc. shareholders	$2,562	$5,094
Basic and diluted earnings per share	$0.10	$0.21

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

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of June 30, 2017 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR or CPL since the Company’s last annual analysis, or at CSA since the valuation as part of the acquisition, that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2016	$3,661	$141	$3,501	$6,084	$13,387
Effect of foreign currency translation	127	5	121	828	1,081
Balance -- June 30, 2017	$3,788	$146	$3,622	$6,912	$14,468

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2016	$108	$1,450	$1,558
Effect of foreign currency translation	0	198	198
Balance -- June 30, 2017	$108	$1,648	$1,756

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

Casino Licenses

Casino licenses consist of the following:

	June 30,	December 31,
Amounts in thousands	2017	2016
Finite-lived
Casino licenses	$1,715	$2,029
Less: accumulated amortization	(1,161)	(1,362)
Total finite-lived casino licenses, net	554	667
Infinite-lived
Casino licenses	12,850	11,473
Total infinite-lived casino licenses	12,850	11,473
Casino licenses, net	$13,404	$12,140

Poland

As of June 30, 2017, Casinos Poland had six casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2016	$667
Amortization	(191)
Effect of foreign currency translation	78
Balance -- June 30, 2017	$554

As of June 30, 2017, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2017	$169
2018	152
2019	73
2020	58
2021	58
Thereafter	44
$554

These estimates do not reflect the impact of future foreign exchange rate changes or the continuation of the licenses following their expiration. The weighted average period before the current casino licenses expire is 1.7 years.  In Poland, gaming licenses are not renewable. Once a gaming license has expired, any gaming company can apply for the license. The licenses at the Krakow, Lodz, Plock and Poznan casinos expire in 2018. The Company intends to apply for licenses in each of these cities.

Canada and Corporate and Other

The licenses at CDR, CSA and SCCL are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and HRA. CSA holds a license from the AGLC. SCCL holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Saw Close Casino Ltd.
Balance – December 31, 2016	$2,369	$9,104	$0
Purchase of Saw Close Casino Ltd.	0	0	952
Effect of foreign currency translation	81	316	28
Balance -- June 30, 2017	$2,450	$9,420	$980

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

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2017	2016	2017	2016
Hotel	$13	$13	$25	$29
Food and beverage	271	245	538	494
	$284	$258	$563	$523

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of June 30, 2017 and December 31, 2016, the outstanding balance of this liability was $0.7 million.

7. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of June 30, 2017 and December 31, 2016 consisted of the following:

Amounts in thousands	June 30, 2017		December 31, 2016
Credit agreement - Bank of Montreal	$39,245	4.07%	$40,495	4.04%
Credit agreement - CPL	81	3.62%	215	3.55%
Financing obligation - CDR land lease	15,024	12.17%	14,520	13.54%
Capital leases	635	6.90%	791	7.11%
Total principal	$54,985	6.25%	$56,021	7.61%
Deferred financing costs	(310)		(412)
Total long-term debt	$54,675		$55,609
Less current portion	(5,407)		(5,583)
Long-term portion	$49,268		$50,026

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into the BMO Credit Agreement to finance the Apex Acquisition that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of June 30, 2017, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 50.9 million ($39.2 million based on the exchange rate in effect on June 30, 2017) and the Company had approximately CAD 5.8 million ($4.5 million based on the exchange rate in effect on June 30, 2017) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.3 million based on the exchange rate in effect on June 30, 2017) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of June 30, 2017, the Company had CAD 1.1 million ($0.8 million based on the exchange rate in effect on June 30, 2017) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of June 30, 2017, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of June 30, 2017, the Company had CAD 4.7 million ($3.6 million based on the exchange rate in effect on June 30, 2017) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid it cannot be re-borrowed. As of June 30, 2017, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on June 30, 2017 and 2016)  were recorded as interest expense in the condensed consolidated statements of earnings for each of the three and six months ended June 30, 2017 and 2016.  The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a  CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of June 30, 2017.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of June 30, 2017, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 8.4 million ($6.5 million based on the exchange rate in effect on June 30, 2017) with a rate of 3.92% expiring in August 2019;
•	Notional amount of CAD 8.4 million ($6.5 million based on the exchange rate in effect on June 30, 2017) with a rate of 3.89% expiring in August 2019; and
•	Notional amount of CAD 13.9 million ($10.7 million based on the exchange rate in effect on June 30, 2017) with a rate of 4.08% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were $0.1 million for each of the six months ended June 30, 2017 and 2016. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of June 30, 2017, CPL had debt totaling PLN 0.3 million ($0.1 million based on the exchange rate in effect on June 30, 2017) under a credit agreement with mBank.  CPL also had a credit facility that had no outstanding balance as of June 30, 2017 and December 31, 2016.

Under CPL’s credit agreement with mBank, CPL entered into a three-year term loan at an interest rate of Warsaw Interbank Offered Rate (“WIBOR”) plus 1.70%. Proceeds from the loan were used to repay balances outstanding under a prior credit agreement that matured in September 2014 and to finance current operations. As of June 30, 2017, the amount outstanding on the term loan was PLN 0.3 million ($0.1 million based on the exchange rate in effect on June 30, 2017). CPL has no further borrowing availability under the loan, and the loan matures in September 2017. The mBank credit agreement contains a number of financial covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain  a debt ratio less than 80% and a  current liquidity ratio of 0.5 or higher. CPL was in compliance with all financial covenants of this credit agreement as of June 30, 2017.

The credit facility is a short-term line of credit with BPH Bank used to finance current operations. The bank line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility terminates on February 11, 2018.  The BPH Bank line of credit is secured by a building owned by CPL in Warsaw, Poland. As of June 30, 2017, there was no outstanding amount on the credit facility, and CPL had approximately PLN 11.0 million ($3.0 million based on the exchange rate in effect on June 30, 2017) available under the agreement. The BPH Bank facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of June 30, 2017.

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on June 30, 2017). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland and terminate on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 1.4 million ($0.4 million based on the exchange rate in effect on June 30, 2017) in deposits for this purpose as of June 30, 2017. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of June 30, 2017, the outstanding balance on the financing obligation was CAD 19.5 million ($15.0 million based on the exchange rate in effect on June 30, 2017).

Capital Lease Agreements

As of June 30, 2017, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.2 million ($0.2 million based on the exchange rate in effect on June 30, 2017);
•	CAL has a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2017);
•

CDR had six capital lease agreements for surveillance, kitchen and racing-related equipment with an outstanding balance of CAD 0.5 million ($0.4 million based on the exchange rate in effect on June 30, 2017); and

•	CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on June 30, 2017).

As of June 30, 2017, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Casinos Poland Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2017	$2,461	$81	$0	$235	$2,777
2018	4,922	0	0	259	5,181
2019	16,258	0	0	91	16,349
2020	2,312	0	0	39	2,351
2021	2,312	0	0	10	2,322
Thereafter	10,980	0	15,024	1	26,005
Total	$39,245	$81	$15,024	$635	$54,985

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2011.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through June 30, 2017, CPL has paid PLN 6.4 million ($2.1 million) related to these audits. As a result of one court decision currently on appeal, CPL’s tax records for 2009 remain open for audit.

In December 2016, the Polish IRS conducted a tax audit of December 2010 and the remaining open portion of the 2011 fiscal year. As a result, CPL is required to pay PLN 2.9 million ($0.8 million based on the exchange rate in effect on June 30, 2017) related to this audit. The Polish IRS has not issued an official decision on this audit, and no payment will be made until the decision is issued. CPL plans to file an appeal of the tax audit decision after it is received. In addition, in June 2017, the Polish IRS began conducting a tax audit of the 2012 and 2013 fiscal years The audit is still being conducted.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of June 30, 2017 is PLN 9.0 million ($2.4 million based on the exchange rate in effect on June 30, 2017). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of June 30, 2017 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of June 30, 2017.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of June 30, 2017.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, the arbitrator awarded the Company PLN 1.2 million ($0.3 million based on the exchange rate in effect on June 30, 2017) related to its claim for the periods indicated.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2017, the Company recognized income tax expense of $1.9 million on pre-tax income of $6.8 million, representing an effective income tax rate of  27.2% compared to an income tax expense of $1.8 million on pre-tax income of $8.8 million, representing an effective income tax rate of 20.0% for the same period in 2016.

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

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2017	2016	2017	2016
Weighted average common shares, basic	24,466	24,432	24,460	24,445
Dilutive effect of stock options	496	116	451	171
Weighted average common shares, diluted	24,962	24,548	24,911	24,616

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the six months
	ended June 30,		ended June 30,
Amounts in thousands	2017	2016	2017	2016
Stock options	35	60	35	35

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of our financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap liability (1)	$0	$101	$0	$0	$129	$0

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017. During 2016, the Company determined that the fair value of the Katowice leasehold improvements was zero based on the expiration of the license for that casino. As a result, $0.4 million was charged to operating costs and expenses during the year ended December 31, 2016.

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

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months		For the six months
Derivatives not designated as	Income Statement	ended June 30,		ended June 30,
ASC 815 hedges	Classification	2017	2016	2017	2016
Interest Rate Swaps	Interest Expense	$172	$169	$381	$320

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of June 30, 2017			As of December 31, 2016
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities	Gross Recognized Liabilities	Gross Amounts Offset	Net Recognized Fair Value Liabilities
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$47	$0	$47	$55	$0	$55
Interest rate swaps - non-current	Taxes payable and other	54	0	54	74	0	74
Total derivative liabilities		$101	$0	$101	$129	$0	$129

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

The following tables provide information regarding the Company’s segments for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$14,040	$7,943	$14,287	$1,060	$37,330

Earnings (loss) before income taxes	$2,767	$1,346	$851	$(1,930)	$3,034

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,823	$836	$435	$(1,292)	$1,802
Interest expense (income), net	867	0	29	(8)	888
Income taxes (benefit)	794	510	198	(638)	864
Depreciation and amortization	845	618	472	83	2,018
Non-controlling interest	150	0	218	0	368
Non-cash stock-based compensation	0	0	0	126	126
Loss (gain) on foreign currency transactions and cost recovery income	13	0	(244)	(50)	(281)
Loss on disposition of fixed assets	10	0	241	0	251
Acquisition costs	0	0	0	151	151
Pre-opening expenses	0	0	225	0	225
Adjusted EBITDA	$4,502	$1,964	$1,574	$(1,628)	$6,412

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$13,167	$7,703	$13,570	$761	$35,201

Earnings (loss) before income taxes	$4,372	$1,344	$1,369	$(1,772)	$5,313

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,948	$833	$678	$(1,210)	$2,249
Interest expense (income), net	784	0	8	(4)	788
Income taxes (benefit)	688	511	350	(562)	987
Depreciation and amortization	772	625	633	87	2,117
Non-controlling interest	1,736	0	341	0	2,077
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and cost recovery income	(1,524)	0	(22)	(14)	(1,560)
Loss on disposition of fixed assets	18	1	(9)	0	10
Adjusted EBITDA	$4,422	$1,970	$1,979	$(1,513)	$6,858

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Six Months Ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$27,202	$15,443	$28,833	$2,251	$73,729

Earnings (loss) before income taxes	$4,878	$2,504	$2,890	$(3,443)	$6,829

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,306	$1,553	$1,518	$(2,415)	$3,962
Interest expense (income), net	1,785	0	16	(12)	1,789
Income taxes (benefit)	1,324	951	612	(1,028)	1,859
Depreciation and amortization	1,648	1,228	1,044	183	4,103
Non-controlling interest	248	0	760	0	1,008
Non-cash stock-based compensation	0	0	0	235	235
Loss (gain) on foreign currency transactions and cost recovery income	31	0	(464)	(52)	(485)
Loss on disposition of fixed assets	11	0	241	3	255
Acquisition costs	28	0	0	152	180
Pre-opening expenses	0	0	225	0	225
Adjusted EBITDA	$8,381	$3,732	$3,952	$(2,934)	$13,131

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Six Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$26,159	$14,784	$25,835	$1,650	$68,428

Earnings (loss) before income taxes	$7,154	$2,221	$2,636	$(3,181)	$8,830

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$3,991	$1,377	$1,347	$(2,186)	$4,529
Interest expense (income), net	1,534	0	23	(8)	1,549
Income taxes (benefit)	1,299	844	617	(995)	1,765
Depreciation and amortization	1,470	1,251	1,234	172	4,127
Non-controlling interest	1,864	0	672	0	2,536
Non-cash stock-based compensation	0	0	0	381	381
(Gain) loss on foreign currency transactions and cost recovery income	(1,544)	0	(222)	8	(1,758)
Loss on disposition of fixed assets	21	3	13	0	37
Adjusted EBITDA	$8,635	$3,475	$3,684	$(2,628)	$13,166

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

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

References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires. The term “USD” refers to US dollars, the term “CAD” refers to Canadian dollars, the term “PLN” refers to Polish zloty and the term “GBP” refers to British pounds. Certain terms used in this Item 2 without definition are defined in Item 1.

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

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of June 30, 2017, owned and operated six casinos throughout Poland with a total of 367 slot machines and 82 tables. The following table summarizes the Polish cities in which CPL operated as of June 30, 2017, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	27
Warsaw	Hilton Hotel	70	24
Krakow*	Dwor Kosciuszko Hotel	60	8
Lodz*	Manufaktura Entertainment Complex	60	10
Poznan*	Hotel Andersia	58	9
Plock*	Hotel Plock	49	4

*  The casino licenses for the Krakow, Lodz, Poznan and Plock casinos expire in 2018.

We have won casino license tenders in the Poland cities of Katowice, Wroclaw and Bielsko-Biala. These licenses have not yet been issued by the Minister of Finance. Management believes we will receive the licenses and open the casinos in the fourth quarter of 2017.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of June 30, 2017, we operated  14 ship-based casinos through concession agreements with four cruise ship owners.  The 14 ship-based casinos that we operated had a total of 238 slot machines and 43 tables. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of June 30, 2017,  and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	20	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	12	2
Windstar Cruises	Wind Spirit	11	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	11	2
Thomson Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	28	17

We began operating the ship-based casino onboard Mein Schiff 6, a new 2,500 passenger cruise ship in May 2017.

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

In March 2015, in connection with an agreement with Norwegian to terminate our concession agreements with Oceania and Regent, we entered into a two-year consulting agreement with Norwegian that became effective on June 1, 2015. Under the consulting agreement, we are providing limited consulting services for the ship-based casinos of Oceania and Regent in exchange for receiving a consulting fee of $2.0 million payable $250,000 per quarter through May 2017.

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

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino.  In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton.  We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 60 million ($46.2 million based on the exchange rate in effect as of June 30, 2017). We estimate that construction of this project will take approximately 15 months and that it will be completed by the fourth quarter of 2018. We are seeking to obtain financing for the Century Mile project.

On June 20, 2017, our subsidiary, CCE, acquired casinos licenses held by Saw Close Casino Ltd. in Bath, England (the “SCCL License Acquisition”). We are planning to develop and operate a 15,000 square foot casino using the casino licenses. The casino will include 35 slot machines, 18 table games and 24 automated live gaming terminals. The purchase price for the license acquisition was GBP 0.6 million ($0.8 million based on the exchange rate in effect on June 30, 2017), of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing and GBP 0.5 million ($0.7 million based on the exchange rate in effect on June 30, 2017) is subject to certain regulatory and governmental approvals and opening of the casino. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.2 million based on the exchange rate in effect on June 30, 2017) that are repayable if certain performance criteria are met once the casino is in operation. We also have deposited GBP 0.8 million ($1.0 million based on the exchange rate in effect on June 30, 2017) into an escrow account to secure performance of certain obligations under the lease agreements with the landlord of the property that will be released in connection with work performed by SCCL to fit out the casino. We estimate construction and fitting out of the casino will cost an additional GBP 5.0 million ($6.5 million based on the exchange rate in effect on June 30, 2017).

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
Average Rates	2017	2016	% Change	2017	2016	% Change
Canadian dollar (CAD)	1.3451	1.2890	(4.4%)	1.3343	1.3311	(0.2%)
Euros (EUR)	0.9096	0.8856	(2.7%)	0.9240	0.8961	(3.1%)
Polish zloty (PLN)	3.8354	3.8726	1.0%	3.9459	3.9141	(0.8%)
British pound (GBP)	0.7822	0.6976	(12.1%)	0.7947	0.6979	(13.9%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	Change	% Change	2017	2016	Change	% Change
Gaming Revenue	$33,412	$30,901	$2,511	8.1%	$65,900	$59,060	$6,840	11.6%
Hotel Revenue	494	490	4	0.8%	932	935	(3)	(0.3%)
Food and Beverage Revenue	3,413	3,028	385	12.7%	6,754	5,920	834	14.1%
Other Revenue	2,582	2,988	(406)	(13.6%)	5,156	6,725	(1,569)	(23.3%)
Gross Revenue	39,901	37,407	2,494	6.7%	78,742	72,640	6,102	8.4%
Less Promotional Allowances	(2,571)	(2,206)	365	16.5%	(5,013)	(4,212)	801	19.0%
Net Operating Revenue	37,330	35,201	2,129	6.0%	73,729	68,428	5,301	7.7%
Gaming Expenses	(16,056)	(14,251)	1,805	12.7%	(31,702)	(27,616)	4,086	14.8%
Hotel Expenses	(154)	(134)	20	14.9%	(297)	(273)	24	8.8%
Food and Beverage Expenses	(3,099)	(2,659)	440	16.5%	(6,065)	(5,222)	843	16.1%
General and Administrative Expenses	(12,362)	(11,499)	863	7.5%	(23,429)	(22,569)	860	3.8%
Total Operating Costs and Expenses	(33,689)	(30,660)	3,029	9.9%	(65,596)	(59,807)	5,789	9.7%
Earnings from Operations	3,641	4,541	(900)	(19.8%)	8,133	8,621	(488)	(5.7%)
Non-Controlling Interest	(368)	(2,077)	(1,709)	(82.3%)	(1,008)	(2,536)	(1,528)	(60.3%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	1,802	2,249	(447)	(19.9%)	3,962	4,529	(567)	(12.5%)
Adjusted EBITDA (1)	$6,412	$6,858	$(446)	(6.5%)	$13,131	$13,166	$(35)	(0.3%)

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.07	$0.09	$(0.02)	(22.2%)	$0.16	$0.18	$(0.02)	(11.1%)
Diluted Earnings Per Share	$0.07	$0.09	$(0.02)	(22.2%)	$0.16	$0.18	$(0.02)	(11.1%)

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Factors that impacted comparability between periods include the following:

•

We began operating CSA in October 2016. CSA contributed $2.1 million in net operating revenue and $0.3 million in net earnings for the quarter ended June 30, 2017 and $4.1 million in net operating revenue and $0.3 million in net earnings for the six months ended June 30, 2017. CSA is reported in the Canada reportable segment.

Net operating revenue increased by $2.1 million, or 6.0%, and by $5.3 million, or 7.7%, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Following is a breakout of net operating revenue by segment for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

•	Canada increased by $0.9 million, or 6.6%, and by $1.0 million, or 4.0%.
•	United States increased by $0.2 million, or 3.1%, and by $0.7 million, or 4.5%.
•	Poland increased by $0.7 million, or 5.3%, and by $3.0 million, or 11.6%.
•	Corporate and Other increased by $0.3 million, or 39.3%, and by $0.6 million, or 36.4%.

Operating costs and expenses increased by $3.0 million, or 9.9%, and by $5.8 million, or 9.7%, for the three and six months ended June 30, 2017  compared to the three and six months ended June 30, 2016. Following is a breakout of total operating costs and expenses by segment for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

•	Canada increased by $0.9 million, or 9.0%, and by $1.5 million, or 7.9%.
•	United States increased by $0.2 million, or 3.7%, and by $0.4 million, or 3.0%.
•	Poland increased by $1.4 million, or 11.8%, and by $3.0 million, or 12.8%.
•	Corporate and Other increased by $0.5 million, or 19.5%, and by $0.9 million, or 19.2%.

Earnings from operations decreased by ($0.9) million, or (19.8%), and by ($0.5) million, or (5.7%), for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Following is a breakout of earnings from operations by segment for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

•	Canada remained constant and decreased by ($0.5) million, or (6.3%).
•	United States remained constant and increased by $0.3 million, or 12.7%.
•	Poland decreased by ($0.7) million, or (53.1%), and remained constant.
•	Corporate and Other decreased by ($0.2) million, or (11.1%), and by ($0.3) million, or (10.2%).

Net earnings decreased by ($0.4) million, or (19.9%), and by ($0.6) million, or (12.5%), for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interests.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,823	$836	$435	$(1,292)	$1,802
Interest expense (income), net	867	0	29	(8)	888
Income taxes (benefit)	794	510	198	(638)	864
Depreciation and amortization	845	618	472	83	2,018
Non-controlling interest	150	0	218	0	368
Non-cash stock-based compensation	0	0	0	126	126
Loss (gain) on foreign currency transactions and cost recovery income	13	0	(244)	(50)	(281)
Loss on disposition of fixed assets	10	0	241	0	251
Acquisition costs	0	0	0	151	151
Pre-opening expenses	0	0	225	0	225
Adjusted EBITDA	$4,502	$1,964	$1,574	$(1,628)	$6,412

	For the Three Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,948	$833	$678	$(1,210)	$2,249
Interest expense (income), net	784	0	8	(4)	788
Income taxes (benefit)	688	511	350	(562)	987
Depreciation and amortization	772	625	633	87	2,117
Non-controlling interest	1,736	0	341	0	2,077
Non-cash stock-based compensation	0	0	0	190	190
(Gain) loss on foreign currency transactions and cost recovery income	(1,524)	0	(22)	(14)	(1,560)
Loss on disposition of fixed assets	18	1	(9)	0	10
Adjusted EBITDA	$4,422	$1,970	$1,979	$(1,513)	$6,858

	For the Six Months Ended June 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$3,306	$1,553	$1,518	$(2,415)	$3,962
Interest expense (income), net	1,785	0	16	(12)	1,789
Income taxes (benefit)	1,324	951	612	(1,028)	1,859
Depreciation and amortization	1,648	1,228	1,044	183	4,103
Non-controlling interest	248	0	760	0	1,008
Non-cash stock-based compensation	0	0	0	235	235
Loss (gain) on foreign currency transactions and cost recovery income	31	0	(464)	(52)	(485)
Loss on disposition of fixed assets	11	0	241	3	255
Acquisition costs	28	0	0	152	180
Pre-opening expenses	0	0	225	0	225
Adjusted EBITDA	$8,381	$3,732	$3,952	$(2,934)	$13,131

	For the Six Months Ended June 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$3,991	$1,377	$1,347	$(2,186)	$4,529
Interest expense (income), net	1,534	0	23	(8)	1,549
Income taxes (benefit)	1,299	844	617	(995)	1,765
Depreciation and amortization	1,470	1,251	1,234	172	4,127
Non-controlling interest	1,864	0	672	0	2,536
Non-cash stock-based compensation	0	0	0	381	381
(Gain) loss on foreign currency transactions and cost recovery income	(1,544)	0	(222)	8	(1,758)
Loss on disposition of fixed assets	21	3	13	0	37
Adjusted EBITDA	$8,635	$3,475	$3,684	$(2,628)	$13,166

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

Amounts in thousands	June 30, 2017	June 30, 2016
Total long-term debt, including current portion	$54,675	$36,949
Deferred financing costs	310	220
Total principal	$54,985	$37,169
Less: cash and cash equivalents	$38,810	$31,267
Net Debt	$16,175	$5,902

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	Change	% Change	2017	2016	Change	% Change
Gaming	$9,750	$8,803	$947	10.8%	$18,771	$16,798	$1,973	11.7%
Hotel	134	148	(14)	(9.5%)	271	292	(21)	(7.2%)
Food and Beverage	2,328	2,049	279	13.6%	4,675	4,048	627	15.5%
Other	2,104	2,388	(284)	(11.9%)	4,037	5,400	(1,363)	(25.2%)
Gross Revenue	14,316	13,388	928	6.9%	27,754	26,538	1,216	4.6%
Less Promotional Allowances	(276)	(221)	55	24.9%	(552)	(379)	173	45.6%
Net Operating Revenue	14,040	13,167	873	6.6%	27,202	26,159	1,043	4.0%
Gaming Expenses	(2,907)	(2,532)	375	14.8%	(5,942)	(5,093)	849	16.7%
Hotel Expenses	(55)	(45)	10	22.2%	(99)	(91)	8	8.8%
Food and Beverage Expenses	(1,931)	(1,628)	303	18.6%	(3,802)	(3,241)	561	17.3%
General and Administrative Expenses	(4,655)	(4,558)	97	2.1%	(9,017)	(9,120)	(103)	(1.1%)
Total Operating Costs and Expenses	(10,393)	(9,535)	858	9.0%	(20,508)	(19,015)	1,493	7.9%
Earnings from Operations	3,647	3,632	15	0.4%	6,694	7,144	(450)	(6.3%)
Non-Controlling Interest	(150)	(1,736)	(1,586)	(91.4%)	(248)	(1,864)	(1,616)	(86.7%)
Net Earnings	1,823	1,948	(125)	(6.4%)	3,306	3,991	(685)	(17.2%)
Adjusted EBITDA	$4,502	$4,422	$80	1.8%	$8,381	$8,635	$(254)	(2.9%)

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., completed the Apex Acquisition and began operating CSA.

Three Months Ended June 30, 2017 and 2016

The following discussion highlights results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Results in U.S. dollars were impacted by a 4.4%  decrease in the average exchange rate between the U.S. dollar and Canadian dollar for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue decreased by (CAD 0.2) million, or (2.2%), due to lower food and beverage revenue.	•	At CRA, net operating revenue decreased by ($0.3) million, or (6.3%).
•	At CSA, net operating revenue was CAD 2.9 million.	•	At CSA, net operating revenue was $2.1 million.
•	At CAL, net operating revenue decreased by (CAD 0.4) million, or (14.1%), due to decreased gaming revenue.	•	At CAL, net operating revenue decreased by ($0.4) million, or (17.7%).
•	At CDR, net operating revenue increased by CAD 0.2 million, or 2.6%, due to increased gaming revenue.	•	At CDR, net operating revenue decreased by ($0.1) million, or (1.7%).

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses remained constant.	•	At CRA, operating expenses decreased by ($0.1) million, or (3.9%).
•	At CSA, operating expenses were CAD 2.0 million.	•	At CSA, operating expenses were $1.5 million.
•	At CAL, operating expenses increased by CAD 0.2 million, or 7.8%, due to increased payroll costs.	•	At CAL, operating expenses increased by $0.1 million, or 3.4%.
•	At CDR, operating expenses decreased by (CAD 0.1) million, or (1.8%).	•	At CDR, operating expenses decreased by ($0.2) million, or (5.9%).

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS decreased by ($0.1) million, or (32.6%),  for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2017 and 2016

The following discussion highlights results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Results in U.S. dollars were impacted by a 0.2% decrease in the average exchange rate between the U.S. dollar and Canadian dollar for the six months ended June 30, 2017 compared to the six months ended June 30, 2016  .

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue decreased by (CAD 1.2) million, or (7.8%), due to lower gaming and food and beverage revenue.	•	At CRA, net operating revenue decreased by ($0.9) million, or (8.0%).
•	At CSA, net operating revenue was CAD 5.5 million.	•	At CSA, net operating revenue was $4.1 million.
•	At CAL, net operating revenue decreased by (CAD 0.7) million, or (13.0%), due to decreased gaming revenue.	•	At CAL, net operating revenue decreased by ($0.6) million, or (13.2%).
•	At CDR, net operating revenue increased by CAD 0.1 million, or 0.5%, due to increased gaming revenue, offset by decreased other revenue from lower stall rentals for horses.	•	At CDR, net operating revenue remained constant.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.2) million, or (2.1%).	•	At CRA, operating expenses decreased by ($0.2) million, or (2.3%).
•	At CSA, operating expenses were CAD 4.1 million.	•	At CSA, operating expenses were $3.1 million.
•	At CAL, operating expenses increased by CAD 0.3 million, or 5.3%, due to increased payroll costs.	•	At CAL, operating expenses increased by $0.2 million, or 4.9%.
•	At CDR, operating expenses remained constant.	•	At CDR, operating expenses decreased by ($0.1) million, or (1.4%).

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS decreased by ($0.1) million, or (31.0%), for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	Change	% Change	2017	2016	Change	% Change
Gaming	$8,587	$8,232	$355	4.3%	$16,787	$15,869	$918	5.8%
Hotel	360	342	18	5.3%	661	643	18	2.8%
Food and Beverage	908	825	83	10.1%	1,738	1,577	161	10.2%
Other	96	95	1	1.1%	173	183	(10)	(5.5%)
Gross Revenue	9,951	9,494	457	4.8%	19,359	18,272	1,087	5.9%
Less Promotional Allowances	(2,008)	(1,791)	217	12.1%	(3,916)	(3,488)	428	12.3%
Net Operating Revenue	7,943	7,703	240	3.1%	15,443	14,784	659	4.5%
Gaming Expenses	(3,317)	(3,137)	180	5.7%	(6,481)	(6,257)	224	3.6%
Hotel Expenses	(99)	(89)	10	11.2%	(198)	(182)	16	8.8%
Food and Beverage Expenses	(687)	(608)	79	13.0%	(1,312)	(1,169)	143	12.2%
General and Administrative Expenses	(1,876)	(1,900)	(24)	(1.3%)	(3,720)	(3,704)	16	0.4%
Total Operating Costs and Expenses	(6,597)	(6,359)	238	3.7%	(12,939)	(12,563)	376	3.0%
Earnings from Operations	1,346	1,344	2	0.1%	2,504	2,221	283	12.7%
Net Earnings	836	833	3	0.4%	1,553	1,377	176	12.8%
Adjusted EBITDA	$1,964	$1,970	$(6)	(0.3%)	$3,732	$3,475	$257	7.4%

Three Months Ended June 30, 2017 and 2016

The following discussion highlights results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Market Share Highlights

•	The Central City market increased by 0.2% and CTL’s share of the Central City market was 29.8%, an increase of 4.3% compared to the three months ended June 30, 2016.
•	The Cripple Creek market increased by 3.1% and CRC’s share of the Cripple Creek market was 9.6%, a decrease of 1.9% compared to the three months ended June 30, 2016.

Revenue Highlights

•

At CTL, net operating revenue increased by $0.1 million, or 2.6%, due to increased gaming revenue, primarily from slot machines, and increased food and beverage revenue, offset by increased promotional allowances due to increased VIP play.

•	At CRC, net operating revenue increased by $0.1 million, or 3.8%, due to increased gaming revenue, primarily from slot machines, and decreased promotional allowances.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.2 million, or 5.9%, due to increased gaming-related expenses.
•	At CRC, operating expenses remained constant.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2017 and 2016

The following discussion highlights results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Market Share Highlights

•	The Central City market increased by 2.8% and CTL’s share of the Central City market was 29.3%, an increase of 4.1% compared to the six months ended June 30, 2016.
•	The Cripple Creek market increased by 3.1% and CRC’s share of the Cripple Creek market was 9.6%, a decrease of 1.7% compared to the six months ended June 30, 2016.

Revenue Highlights

•

At CTL, net operating revenue increased by $0.5 million, or 5.3%, due to increased gaming revenue, primarily from slot machines, and increased food and beverage revenue, offset by increased promotional allowances due to increased VIP play.

•	At CRC, net operating revenue increased by $0.2 million, or 3.2%, due to increased gaming revenue, primarily from slot machines.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.4 million, or 5.3%, due to increased gaming-related expenses.
•	At CRC, operating expenses remained constant.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	Change	% Change	2017	2016	Change	% Change
Gaming	$14,357	$13,543	$814	6.0%	$28,907	$25,671	$3,236	12.6%
Food and Beverage	177	154	23	14.9%	341	295	46	15.6%
Other	11	67	(56)	(83.6%)	101	214	(113)	(52.8%)
Gross Revenue	14,545	13,764	781	5.7%	29,349	26,180	3,169	12.1%
Less Promotional Allowances	(258)	(194)	64	33.0%	(516)	(345)	171	49.6%
Net Operating Revenue	14,287	13,570	717	5.3%	28,833	25,835	2,998	11.6%
Gaming Expenses	(9,243)	(8,313)	930	11.2%	(18,081)	(15,713)	2,368	15.1%
Food and Beverage Expenses	(481)	(423)	58	13.7%	(951)	(812)	139	17.1%
General and Administrative Expenses	(3,455)	(2,846)	609	21.4%	(6,315)	(5,639)	676	12.0%
Total Operating Costs and Expenses	(13,651)	(12,215)	1,436	11.8%	(26,391)	(23,398)	2,993	12.8%
Earnings from Operations	636	1,355	(719)	(53.1%)	2,442	2,437	5	0.2%
Non-Controlling Interest	(218)	(341)	(123)	(36.1%)	(760)	(672)	88	13.1%
Net Earnings	435	678	(243)	(35.8%)	1,518	1,347	171	12.7%
Adjusted EBITDA	$1,574	$1,979	$(405)	(20.5%)	$3,952	$3,684	$268	7.3%

In June 2017, we opened the 17,000 square foot casino at Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland with 70 slot machines, 24 table games and a bar and lounge area. The Hilton Warsaw Hotel is utilizing the casino license that was used at the LIM Center casino, which was closed in May 2017. As a result of the closure of the LIM Center we impaired PLN 0.5 million ($0.1 million) in leasehold improvements that is included in general and administrative expenses in our condensed consolidated statement of earnings for the quarter ended June 30, 2017.

In June 2017, the casino license at our Wroclaw casino expired.  We have won casino license tenders in the Poland cities of Katowice, Wroclaw and Bielsko-Biala. These licenses have not yet been issued by the Minister of Finance. Management believes it is probable we will receive the licenses and open the casinos in the fourth quarter of 2017.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We do not anticipate that the changes in the gaming laws will have a significant impact on our results of operations in 2017, though these changes could increase competition and adversely affect our results of operations in the future.

Three Months Ended June 30, 2017 and 2016

Results in U.S. dollars were impacted by a 1.0%  increase in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 2.3 million, or 4.5%, due to increased gaming revenue.	•	Net operating revenue increased by $0.7 million, or 5.3%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 5.1 million, or 10.7%, primarily due to increased gaming-related expenses and payroll costs as well as increased costs for the opening of the Hilton Hotel casino.	•	Operating expenses increased by $1.4 million, or 11.8%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2017 and 2016

Results in U.S. dollars were impacted by a 0.8% decrease in the average exchange rate between the U.S. dollar and Polish zloty for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 12.9 million, or 12.8%, due to increased gaming revenue.	•	Net operating revenue increased by $3.0 million, or 11.6%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 12.5 million, or 13.7%, primarily due to increased gaming-related expenses and payroll costs as well as increased costs for the opening of the Hilton Hotel casino.	•	Operating expenses increased by $3.0 million, or 12.8%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	Change	% Change	2017	2016	Change	% Change
Gaming	$718	$323	$395	122.3%	$1,435	$722	$713	98.8%
Other	371	438	(67)	(15.3%)	845	928	(83)	(8.9%)
Gross Revenue	1,089	761	328	43.1%	2,280	1,650	630	38.2%
Less Promotional Allowances	(29)	0	29	100.0%	(29)	0	29	100.0%
Net Operating Revenue	1,060	761	299	39.3%	2,251	1,650	601	36.4%
Gaming Expenses	(589)	(269)	320	119.0%	(1,198)	(553)	645	116.6%
General and Administrative Expenses	(2,376)	(2,195)	181	8.2%	(4,377)	(4,106)	271	6.6%
Total Operating Costs and Expenses	(3,048)	(2,551)	497	19.5%	(5,758)	(4,831)	927	19.2%
Losses from Operations	(1,988)	(1,790)	(198)	(11.1%)	(3,507)	(3,181)	(326)	(10.2%)
Net Loss	(1,292)	(1,210)	(82)	(6.8%)	(2,415)	(2,186)	(229)	(10.5%)
Adjusted EBITDA	$(1,628)	$(1,513)	$(115)	(7.6%)	$(2,934)	$(2,628)	$(306)	(11.6%)

We began operating the ship-based casinos onboard the Mein Schiff 5 and the TUI Discovery in June 2016, the Glory Sea in July 2016 and the Mein Schiff 6 in May 2017.

Three Months Ended June 30, 2017 and 2016

The following discussion highlights results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue Highlights

•

Net operating revenue increased by $0.3 million, or 39.3%, due to the additional revenue from the Mein Schiff 5, Mein Schiff 6, TUI Discovery and Glory Sea, offset by decreased revenue due to the completion of the consulting agreement with Norwegian in May 2017.

Operating Expense Highlights

•

Operating expenses increased by $0.3 million, or 49.9%, due to increased cruise ship-related expenses resulting from the additional operating and payroll costs associated with the four new ship-based casinos.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.2 million, or 11.2%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to acquisition costs related to the SCCL License Acquisition.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Six Months Ended June 30, 2017 and 2016

The following discussion highlights results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenue Highlights

•

Net operating revenue increased by $0.6 million, or 36.4%, due to the additional revenue from the Mein Schiff 5, Mein Schiff 6, TUI Discovery and Glory Sea, offset by decreased revenue due to the completion of the consulting agreement with Norwegian in May 2017.

Operating Expense Highlights

•	Operating expenses increased by $0.7 million, or 62.6%, due to increased cruise ship-related expenses resulting from the additional operating and payroll costs associated with the four new ship-based.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.3 million, or 7.1%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to increased payroll costs as well as acquisition costs related to the SCCL License Acquisition.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and six months ended June 30, 2017 and 2016 was as follows:

	For the three months				For the six months
	ended June 30,				ended June 30,
Amounts in thousands	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest Income	$27	$14	$13	92.9%	$48	$31	$17	54.8%
Interest Expense	(915)	(802)	113	14.1%	(1,837)	(1,580)	257	16.3%
Gain on Foreign Currency Transactions and Cost Recovery Income	281	1,560	(1,279)	(82.0%)	485	1,758	(1,273)	(72.4%)
Non-Operating (Expense) Income	$(607)	$772	$(1,379)	(178.6%)	$(1,304)	$209	$(1,513)	(723.9%)

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

Gain on foreign currency transactions and other

Gain on foreign currency transactions and other includes $1.6 million received by CDR related to infrastructure built during the development of the Century Downs REC project for the three and six months ended June 30, 2016. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of the credit agreement between CCE and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the six months ended June 30, 2017, we recognized income tax expense of $1.9 million on pre-tax income of $6.8 million, representing an effective income tax rate of 27.2%, compared to an income tax expense of $1.8 million on pre-tax income of $8.8 million, representing an effective income tax rate of 20.0% for the same period in 2016.

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

As of June 30, 2017, our total debt under bank borrowings and other agreements net of $0.3 million related to deferred financing costs was $54.7 million, of which $49.3 million was long-term debt and  $5.4 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, CPL’s credit agreement and other capital lease agreements.  We intend to repay the current portion of our debt obligations with available cash. For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $16.2 million as of June 30, 2017 compared to $5.9 million as of June 30, 2016 . In September 2016, we increased our borrowing capacity on our BMO Credit Agreement to CAD 69.2 million to finance the Apex Acquisition. The increased credit facility added CAD 30.0 million ($23.1 million based on the exchange rate in effect on June 30, 2017) to our debt balance, of which CAD 3.0 million ($2.3 million based on the exchange rate in effect on June 30, 2017) was the current portion as of June 30, 2017. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2017 maturities of our debt:

Amounts in thousands
	Casinos Poland	Century Downs
Bank of Montreal	Credit Agreement	Land Lease	Capital Leases	Total
$2,461	$81	$0	$235	$2,777

Cash Flows

At June 30, 2017, cash and cash equivalents totaled $38.8 million, and we had working capital (current assets minus current liabilities) of $19.8 million compared to cash and cash equivalents of $38.8 million and working capital of $17.3 million at December 31, 2016.  The increase in cash and cash equivalents from December 31, 2016 is due to $7.2 million of net cash provided by operating activities and $1.0 million in exchange rate changes, offset by a  $1.5 million payment related to a working capital adjustment for the Apex Acquisition, $0.1 million payment for the SCCL License Acquisition, $3.1 million used to purchase property and equipment, $3.0 million in principal repayments and $0.6 million used for a distribution to non-controlling interests.

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2017 and $8.9 million for the six months ended June 30, 2016. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $4.7 million for the six months ended June 30, 2017 consisted of $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.1 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.2 million for bowling lane renovations at CAL; $0.3 million for a parking lot and thoroughbred infrastructure at CDR; $0.3 million in leasehold improvements at the Hilton Hotel Warsaw; $0.1 million for the SCCL leasehold renovations; $0.4 million for the Century Mile project; $1.5 million in other fixed asset additions at our properties, the  $1.5 million payment related to a working capital adjustment for the Apex Acquisition and $0.1 million payment related to the SCCL License Acquisition, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2016 consisted of $1.1 million in various projects for CDR including construction of a second barn, parking lots and landscaping, $0.7 million for the CRA casino renovation; $0.4 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for CRC; $0.1 million to purchase new slot machines for CTL; $0.1 million for hotel upgrades at CTL; $0.4 million to purchase new slot machines and table games for CPL and $0.9 million in other fixed asset additions at our properties, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in financing activities of $3.6 million for the six months ended June 30, 2017 consisted of $3.0 million of principal repayments on our long-term debt and $0.6 million in distributions to non-controlling interests, offset by less than $0.1 million in cash from the exercise of stock options.

Net cash used in financing activities of $3.6 million for the six months ended June 30, 2016 consisted of $2.0 million of principal repayments on our long-term debt, net of proceeds and a $1.6 million distribution to non-controlling interest, offset by less than $0.1 million received from the exercise of stock options.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the six months ended June 30, 2017. The total amount remaining under the repurchase program was $14.7 million as of June 30, 2017. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We believe that our cash at June 30, 2017, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements.  We amended the BMO Credit Agreement to obtain the financing needed for the Apex Acquisition, which was completed on October 1, 2016. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, the construction of the SCCL project, a potential renovation and expansion project at the Palace Hotel in Cripple Creek, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 60.0 million ($46.2 million based on the exchange rate in effect on June 30, 2017). We estimate that the SCCL project will cost approximately GBP 5.0 million ($6.5 million based on the exchange rate in effect on June 30, 2017), in addition to GBP 0.5 million ($0.7 million based on the exchange rate in effect on June 30, 2017) of additional payments due to the seller of SCCL on the satisfaction of certain conditions. Cash needs for the development of the Century Mile project and the SCCL project exceed our current borrowing capacity. Therefore, we are seeking additional financing to fund these projects. The financing for the Century Mile project may be in the form of a construction or term loan or line of credit with a commercial bank, other debt or equity financings, or a combination of these financings. We intend to obtain a loan for the SCCL project. We have a shelf registration statement with the SEC that became effective in July 2017 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $33.0 million of our total $38.8 million in cash and cash equivalents at June 30, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are evaluating our internal control procedures as they relate to revenue recognition.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of June 30, 2017. There were no repurchases of common stock during the six months ended June 30, 2017.

Item 6.    Exhibits

3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement in respect of the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference to Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.1	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.2	Share Purchase Agreement relating to Saw Close Casino Limited is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017.
31.1*	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Erwin Haitzmann, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Peter Hoetzinger, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Margaret Stapleton, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: August 7, 2017

CENTURY CASINOS, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
3.1	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.2	Share Purchase Agreement relating to Saw Close Casino Limited is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.