Form 10-Q
period 2017-09-30
CENTURY CASINOS INC /CO/
filed 2017-11-06
CIK 911147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,472,320  shares of common stock, $0.01 par value per share, were outstanding as of October 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$44,254	$38,837
Receivables, net	4,680	4,706
Prepaid expenses	1,788	1,224
Inventories	607	568
Restricted cash	1,013	0
Other current assets	106	613
Total Current Assets	52,448	45,948

Property and equipment, net	146,970	140,763
Goodwill	14,868	13,387
Deferred income taxes	7,115	1,705
Casino licenses	13,826	12,140
Trademarks	1,779	1,558
Cost investment	1,000	1,000
Deposits and other	3,259	1,337
Total Assets	$241,265	$217,838

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$5,647	$5,583
Accounts payable	2,053	1,864
Accrued liabilities	9,322	9,088
Accrued payroll	5,786	5,313
Taxes payable	5,469	4,661
Contingent liability (note 8)	1,713	2,099
Total Current Liabilities	29,990	28,608

Long-term debt, net of current portion and deferred financing costs (note 7)	52,652	50,026
Taxes payable and other	825	620
Total Liabilities	83,467	79,254
Commitments and Contingencies

See notes to unaudited condensed consolidated financial statements.

-  Continued -

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

	September 30,	December 31,
Amounts in thousands, except for share and per share information	2017	2016
Equity:
Preferred stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 24,472,320 and 24,451,582 shares issued and outstanding	245	245
Additional paid-in capital	78,608	78,174
Retained earnings	77,995	66,386
Accumulated other comprehensive loss	(6,495)	(12,609)
Total Century Casinos, Inc. shareholders' equity	150,353	132,196
Non-controlling interest	7,445	6,388
Total Equity	157,798	138,584
Total Liabilities and Equity	$241,265	$217,838

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands, except for per share information	2017	2016	2017	2016
Operating revenue:
Gaming	$36,914	$30,554	$102,814	$89,615
Hotel	560	534	1,491	1,469
Food and beverage	3,868	3,030	10,622	8,950
Other	2,449	2,811	7,604	9,536
Gross revenue	43,791	36,929	122,531	109,570
Less: Promotional allowances	(2,743)	(2,403)	(7,756)	(6,616)
Net operating revenue	41,048	34,526	114,775	102,954
Operating costs and expenses:
Gaming	17,094	14,601	48,796	42,228
Hotel	171	143	468	416
Food and beverage	3,388	2,673	9,452	7,884
General and administrative	13,392	11,141	36,819	33,708
Depreciation and amortization	2,226	2,133	6,330	6,260
Total operating costs and expenses	36,271	30,691	101,865	90,496
Earnings from operations	4,777	3,835	12,910	12,458
Non-operating income (expense):
Interest income	21	18	69	49
Interest expense	(829)	(667)	(2,667)	(2,247)
Gain on foreign currency transactions, cost recovery income and other	70	20	555	1,778
Non-operating (expense) income, net	(738)	(629)	(2,043)	(420)
Earnings before income taxes	4,039	3,206	10,867	12,038
Income tax benefit (expense)	3,913	(793)	2,054	(2,559)
Net earnings	7,952	2,413	12,921	9,479
Net earnings attributable to non-controlling interest	(322)	(526)	(1,329)	(3,062)
Net earnings attributable to Century Casinos, Inc. shareholders	$7,630	$1,887	$11,592	$6,417

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic	$0.31	$0.08	$0.47	$0.26
Diluted	$0.31	$0.08	$0.47	$0.26
Weighted average shares outstanding - basic	24,470	24,440	24,464	24,452
Weighted average shares outstanding - diluted	24,891	24,675	24,905	24,644

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

Amounts in thousands	2017	2016	2017	2016

Net earnings	$7,952	$2,413	$12,921	$9,479

Other comprehensive income
Foreign currency translation adjustments	2,740	394	7,299	2,813
Other comprehensive income	2,740	394	7,299	2,813
Comprehensive income	$10,692	$2,807	$20,220	$12,292

Comprehensive income attributable to non-controlling interest
Net earnings attributable to non-controlling interest	(322)	(526)	(1,329)	(3,062)
Foreign currency translation adjustments	(238)	(235)	(1,185)	(233)
Comprehensive income attributable to Century Casinos, Inc. shareholders	$10,132	$2,046	$17,706	$8,997

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Amounts in thousands, except share information	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Century Casinos Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE AT January 1, 2016	24,414,083	$244	$77,318	$(12,683)	$57,171	$122,050	$4,737	$126,787
Net earnings	0	0	0	0	6,417	6,417	3,062	9,479
Foreign currency translation adjustment	0	0	0	2,580	0	2,580	233	2,813
Amortization of stock-based compensation	0	0	573	0	0	573	0	573
Distribution to non-controlling interest	0	0	0	0	0	0	(1,896)	(1,896)
Exercise of stock options	30,488	0	97	0	0	97	0	97
BALANCE AT September 30, 2016	24,444,571	$244	$77,988	$(10,103)	$63,588	$131,717	$6,136	$137,853

BALANCE AT January 1, 2017	24,451,582	$245	$78,174	$(12,609)	$66,386	$132,196	$6,388	$138,584
Cumulative effect of accounting change (1)	0	0	(17)	0	17	0	0	0
Net earnings	0	0	0	0	11,592	11,592	1,329	12,921
Foreign currency translation adjustment	0	0	0	6,114	0	6,114	1,185	7,299
Amortization of stock-based compensation	0	0	419	0	0	419	0	419
Distribution to non-controlling interest	0	0	0	0	0	0	(1,457)	(1,457)
Exercise of stock options	20,738	0	32	0	0	32	0	32
BALANCE AT September 30, 2017	24,472,320	$245	$78,608	$(6,495)	$77,995	$150,353	$7,445	$157,798

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

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months
	ended September 30,
Amounts in thousands	2017	2016

Cash Flows from Operating Activities:
Net earnings	$12,921	$9,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,330	6,260
Loss on disposition of fixed assets	466	42
Unrealized gain on interest rate swaps	(366)	(25)
Amortization of stock-based compensation expense	419	573
Amortization of deferred financing costs	118	86
Deferred taxes	(5,273)	(561)
Changes in Operating Assets and Liabilities, Net of Acquisition:
Receivables, net	156	(595)
Prepaid expenses and other assets	(2,512)	(1,938)
Accounts payable	306	(273)
Accrued liabilities	1,455	1,972
Inventories	6	(8)
Other operating assets	0	(20)
Other operating liabilities	100	4
Accrued payroll	296	356
Taxes payable	883	234
Contingent liability payment	(824)	0
Net cash provided by operating activities	14,481	15,586

Cash Flows used in Investing Activities:
Purchases of property and equipment	(5,168)	(5,020)
Acquisition of Century Casino St. Albert (net of cash acquired) (Note 3)	(1,494)	(23,175)
Acquisition of Saw Close Casino, Ltd. licenses (Note 1)	(126)	0
Proceeds from disposition of assets	1	10
Net cash used in investing activities	(6,787)	(28,185)

– Continued –

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the nine months
	ended September 30,
Amounts in thousands	2017	2016

Cash Flows (used in) provided by Financing Activities:
Proceeds from borrowings	2,680	22,788
Principal payments	(4,312)	(3,668)
Payment of deferred financing costs	0	(209)
Distribution to non-controlling interest	(2,043)	(1,896)
Proceeds from exercise of stock options	32	97
Net cash (used in) provided by financing activities	(3,643)	17,112

Effect of Exchange Rate Changes on Cash	$1,366	$(913)

Increase in Cash and Cash Equivalents	$5,417	$3,600

Cash and Cash Equivalents at Beginning of Period	$38,837	$29,366
Cash and Cash Equivalents at End of Period	$44,254	$32,966
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,286	$2,124
Income taxes paid	$1,935	$2,639

Non-Cash Investing Activities:
Purchase of property and equipment on account	$383	$324
Non-Cash Financing Activities:
Assets acquired under capital lease obligation	$105	$502

See notes to unaudited condensed consolidated financial statements.

CENTURY CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Century Casinos, Inc. (“CCI” or the “Company”) is an international casino entertainment company. As of September 30, 2017, the Company owned casino operations in North America; was developing a casino in England and a racetrack and entertainment center (“REC”) in Edmonton, Canada; held a majority ownership interest in six casinos throughout Poland, a REC in Calgary, Canada and the pari-mutuel off-track betting network in southern Alberta, Canada; managed cruise ship-based casinos on international waters; managed a casino in Aruba and provided gaming services in Argentina.

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

•

The Company has a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort & Casino from which the Company receives a monthly management fee. The management agreement was not extended by the Company and ends on November 30, 2017.

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

Additional Projects and Other Developments

In September 2016, the Company was selected by Horse Racing Alberta (“HRA”) as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which the Company is planning to operate as Century Mile Racetrack and Casino. In March 2017, the Company received approval for the Century Mile project from the Alberta Gaming and Liquor Commission (“AGLC”). Century Mile will be a one-mile horse racetrack and a multi-level REC. The multi-level REC is expected to have 550 slot machines, restaurants, bars, delis, an off-track betting parlor and grandstand and to hold a minimum of 100 horse races per year. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton.  Century Mile will be approximately 30 miles from both CRA and CSA. The Company estimates this project will cost approximately CAD 60.0 million ($48.1 million based on the exchange rate in effect on September 30, 2017). Construction of the Century Mile project began in July 2017. The Company estimates that construction of this project will take approximately 15 months and that it will be completed during the fourth quarter of 2018. The Company is seeking to obtain financing for the Century Mile project.

In June 2017, the Company’s subsidiary, CCE, entered into a Share Purchase Agreement (the “Agreement”), by and among Global Gaming Ventures (Group) Limited, Saw Close Casino Ltd. (“SCCL”), Anthony Wollenberg and CCE pursuant to which CCE has acquired 100% of the outstanding common stock of SCCL as well as casino licenses held by SCCL (the “SCCL License Acquisition”) for a total consideration of GBP 0.6 million ($0.8 million based on the exchange rate in effect on September 30, 2017) as well as assumed liabilities of GBP 0.2 million ($0.3 million based on the exchange rate in effect on September 30, 2017). The Company will utilize the casino licenses to develop and operate a casino in Bath, England. The Company paid GBP 0.1 million ($0.1 million) at closing. Payment of the remaining purchase consideration will be made after the receipt of certain regulatory and governmental approvals and the opening of the casino. Payment of the assumed liabilities is subject to certain performance criteria being met once the casino is in operation. The Company estimates that construction of the casino will cost GBP 5.0 million ($6.7 million based on the exchange rate in effect on September 30, 2017) and that the casino will open in the first half of 2018.

In August 2017, the Company announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, it had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon prive. The Bermudan government will issue a provisional casino license as the next step in the application process. The conditions of the provisional casino license must be agreed upon by the Bermudan government and the company awarded the license. The Company currently has no estimated time frame on when this will be completed, and there is no guarantee that a license will be awarded. The Company’s subsidiary, CCE, entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if a license is awarded. CCE will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

The exchange rates to the U.S. dollar used to translate balances at the end of the reported periods are as follows:

	September 30,	December 31,
Ending Rates	2017	2016
Canadian dollar (CAD)	1.2480	1.3427
Euros (EUR)	0.8466	0.9476
Polish zloty (PLN)	3.6506	4.2065
British pound (GBP)	0.7466	0.8106

The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2017	2016	% Change	2017	2016	% Change
Canadian dollar (CAD)	1.2531	1.3049	4.0%	1.3072	1.3224	1.1%
Euros (EUR)	0.8512	0.8965	5.1%	0.8997	0.8962	(0.4%)
Polish zloty (PLN)	3.6219	3.8890	6.9%	3.8379	3.9057	1.7%
British pound (GBP)	0.7641	0.7619	(0.3%)	0.7845	0.7194	(9.0%)
Source: Pacific Exchange Rate Service

Correction of Prior Period Balances

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016, the Company determined that it had erroneously recognized a reduction in pari-mutuel revenue for CBS totaling $0.7 million in its condensed consolidated statement of earnings for the nine months ended September 30, 2016. This error also affected the Company’s income tax expense, net earnings attributable to non-controlling interest and consolidated statements of comprehensive income, equity, cash flows and Note 12 “Segment Information” for the nine months ended September 30, 2016.

The prior period amounts within the Company’s condensed consolidated financial statements for the nine months ended September 30, 2016 have been revised to reflect the correct balances as presented below.

Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2016:
Amounts in thousands, except for per share information	As Previously Reported	Correction	As Corrected
Operating Revenue:
Other	$8,839	$697	$9,536
Gross revenue	108,873	697	109,570
Net operating revenue	102,257	697	102,954
Earnings from operations	11,761	697	12,458
Earnings before income taxes	11,341	697	12,038
Income tax expense	(2,378)	(181)	(2,559)
Net earnings	8,963	516	9,479
Net earnings attributable to non-controlling interest	(2,933)	(129)	(3,062)
Net earnings attributable to Century Casinos, Inc. shareholders	6,030	387	6,417

Earnings per share attributable to Century Casinos, Inc. shareholders:
Basic and Diluted	$0.25	$0.01	$0.26

Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Net earnings	$8,963	$516	$9,479

Other comprehensive income
Foreign currency translation adjustments	2,841	(28)	2,813
Other comprehensive income	2,841	(28)	2,813
Comprehensive income	$11,804	$488	$12,292

Comprehensive income attributable to non-controlling interest
Net earnings attributable to non-controlling interest	(2,933)	(129)	(3,062)
Foreign currency translation adjustments	(240)	7	(233)
Comprehensive income attributable to Century Casinos, Inc. shareholders	$8,631	$366	$8,997

Condensed Consolidated Statement of Equity for the nine months ended September 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Accumulated other comprehensive income
Accumulated other comprehensive income (loss) balance at January 1, 2016	$(12,704)	$21	$(12,683)
Foreign currency translation adjustment	2,601	(21)	2,580

Retained earnings
Retained earnings balance at January 1, 2016	57,558	(387)	57,171
Net earnings	6,030	387	6,417

Total Century Casinos shareholders' equity
Total Century Casinos shareholders' equity balance at January 1, 2016	122,416	(366)	122,050
Net earnings	6,030	387	6,417
Foreign currency translation adjustment	2,601	(21)	2,580

Non-controlling interest
Non-controlling interest balance at January 1, 2016	4,859	(122)	4,737
Net earnings	2,933	129	3,062
Foreign currency translation adjustment	240	(7)	233

Total equity
Total equity balance at January 1, 2016	127,275	(488)	126,787
Net earnings	8,963	516	9,479
Foreign currency translation adjustment	2,841	(28)	2,813

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Cash Flows from Operating Activities:
Net earnings	$8,963	$516	$9,479
Changes in Operating Assets and Liabilities:
Receivables, net	64	(659)	(595)
Taxes payable	63	171	234
Net cash provided by operating activities	15,558	28	15,586
Effect of Exchange Rate Changes on Cash	(885)	(28)	(913)

Note 12: Segment Information for the nine months ended September 30, 2016:
Amounts in thousands	As Previously Reported	Correction	As Corrected
Canada
Net operating revenue	$37,470	$697	$38,167
Net earnings attributable to Century Casinos, Inc. shareholders	5,076	387	5,463
Income taxes	1,477	181	1,658
Non-controlling interest	1,918	129	2,047
Adjusted EBITDA	11,316	697	12,013

Consolidated results in Note 12 “Segment Information” for the nine months ended September 30, 2016 have been updated as presented in the condensed consolidated statement of earnings table above. Consolidated Adjusted EBITDA for the nine months ended September 30, 2016 was corrected by $0.7 million, adjusting the previously reported Consolidated Adjusted EBITDA of $18.7 million to $19.4 million.

2. SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard under US GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; provided, however, that in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year. ASU 2015-14 is effective for fiscal years and interim periods beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. In addition, the FASB has issued four related ASUs on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12).  The Company plans to adopt the new revenue standards effective January 1, 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. The Company continues to analyze the impact that the new standard will have on the Company’s consolidated financial statements, including results of operations, cash flows and related disclosures. Upon adoption, management expects the presentation of goods and services furnished without charge that is currently deducted from total revenue as promotional allowances to arrive at net operating revenue will be presented on a net basis within related revenue categories. As a result, the line items for promotional allowances on the consolidated statement of earnings would be eliminated. Additional revenue disclosures will also be added to the Company’s consolidated financial statements. Management has determined that the changes to the financial statements and related footnotes from the adoption of this standard are not expected to be material.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective of ASU 2015-11 is to simplify the current guidance under which an entity must measure inventory at the lower of cost or market by requiring entities to measure most inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2015-11. The Company will continue to measure inventory using the first-in, first-out method and will state inventory at the lower of cost or net realizable value. At  September 30, 2017 and December 31, 2016, all inventory was stated at cost.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholdings requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09 using the modified retrospective method. The Company has elected to account for forfeitures of share-based payments as they occur.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. ASU 2016-15 should be applied using a retrospective transition method.  The Company plans to adopt ASU 2016-15 in its annual filing for the year ending December 31, 2017. The standard is not expected to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The objective of ASU 2016-16 is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-16 is permitted at the beginning of an annual period. ASU 2016-16 should be applied using a modified retrospective approach. The Company plans to adopt ASU 2016-16 effective January 1, 2018. The standard is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). The objective of ASU 2016-18 is to require the statement of cash flows to include restricted cash in explaining the change during the period in the total of cash and cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-18 is permitted. ASU 2016-18 should be applied using a retrospective transition method for each period presented. The Company plans to adopt ASU 2016-18 in its annual filing for the year ending December 31, 2017. The standard is expected to impact presentation of the Company’s statement of cash flows only.

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

In March 2017, the FASB issued ASU 2017-09, Stock Compensation (“ASU 2017-09”). The objective of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt ASU 2017-09 effective January 1, 2018. The standard is not expected to have a material impact on its consolidated financial statements.

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

3.ACQUISITIONS

Apex Acquisition

On October 1, 2016, the Company’s subsidiary, Century Casino St. Albert Inc., acquired 100% of the issued and outstanding shares of Casino St. Albert Inc. (“CSAI”), Action ATM Inc. (“AAI”) and MVP Sports Bar Ltd. (“MVP”), collectively operating the Apex Casino in St. Albert, Edmonton, Canada as well as acquiring the related land and real property held by Game Plan Developments Ltd. (the “Apex Acquisition”). The Company merged CSAI, AAI and MVP with Century Casino St. Albert Inc., the surviving company, and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 407 slot machines, 11 live table games, 15 video lottery terminals, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests.

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

As of October 1, 2016, the Company began consolidating Century Casino St. Albert Inc. as a wholly owned subsidiary. CSA contributed $2.3 million in net operating revenue and $0.6 million in net earnings attributable to Century Casinos, Inc. shareholders and $6.5 million in net operating revenue and $0.9 million in net earnings attributable to Century Casinos, Inc. shareholders for the three and nine months ended September 30, 2017, respectively.

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

Details of the purchase in the table below are based on estimated fair values of assets and liabilities as of October 1, 2016. The measurement period to make any adjustments to the fair value of the assets and liabilities recognized as a result of the acquisition ended a year after the date of acquisition on October 1, 2017. The Company did not make any adjustments to the fair value of the assets and liabilities recognized during the nine months ended September 30, 2017.

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

	For the three months	For the nine months
Amounts in thousands, except for per share information	ended September 30, 2016	ended September 30, 2016
	(Unaudited)	(Unaudited)
Net operating revenue	$36,445	$108,209
Net earnings attributable to Century Casinos, Inc. shareholders	$2,304	$7,012
Basic and diluted earnings per share	$0.09	$0.29

4.COST INVESTMENT

Mendoza Central Entretenimientos S.A.

On October 31, 2014, CCE entered into an agreement (the “MCE Agreement”) with Gambling and Entertainment LLC and its affiliates, pursuant to which CCE purchased 7.5% of the shares of MCE, a company formed in Argentina, for $1.0 million. Pursuant to the MCE Agreement, CCE is working with MCE to utilize MCE’s exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina, and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. Under the MCE Agreement, CCE has appointed one director to MCE’s board of directors and has the right to appoint additional directors to MCE’s board of directors based on its ownership percentage of MCE.  In addition, CCE had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which the Company did not exercise.  The Company accounts for the $1.0 million investment in MCE using the cost method.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. The reporting units with goodwill balances as of September 30, 2017 include the operations at CRA, CDR, CSA and CPL. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about the future operating results of each reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available. The Company makes a variety of estimates and judgments about the relevance and comparability of these factors to the reporting units in estimating their fair values. If the carrying value of a reporting unit exceeds its estimated fair value, the fair value of each reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. There have been no indications of impairment at CRA, CDR or CPL since the Company’s last annual analysis, or at CSA since the valuation as part of the acquisition, that would necessitate additional impairment testing by the Company.

Changes in the carrying amount of goodwill related to CRA, CDR, CSA and CPL are as follows:

	Canada			Poland
Amounts in thousands	Century Resorts Alberta	Century Downs	Century Casino St. Albert	Casinos Poland	Total
Balance – December 31, 2016	$3,661	$141	$3,501	$6,084	$13,387
Effect of foreign currency translation	278	11	266	926	1,481
Balance -- September 30, 2017	$3,939	$152	$3,767	$7,010	$14,868

Intangible Assets

Trademarks

The Company currently owns two trademarks, the Century Casinos trademark and the Casinos Poland trademark, which are reported as intangible assets on the Company’s condensed consolidated balance sheets. Changes in the carrying amount of the trademarks are as follows:

Amounts in thousands	Century Casinos	Casinos Poland	Total
Balance – December 31, 2016	$108	$1,450	$1,558
Effect of foreign currency translation	0	221	221
Balance -- September 30, 2017	$108	$1,671	$1,779

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

Casino Licenses

Casino licenses consist of the following:

	September 30,	December 31,
Amounts in thousands	2017	2016
Finite-lived
Casino licenses	$1,740	$2,029
Less: accumulated amortization	(1,267)	(1,362)
Total finite-lived casino licenses, net	473	667
Infinite-lived
Casino licenses	13,353	11,473
Total infinite-lived casino licenses	13,353	11,473
Casino licenses, net	$13,826	$12,140

Poland

As of September 30, 2017,  Casinos Poland had six casino licenses, each with an original term of six years, which are finite-lived intangible assets and are amortized over their respective useful lives. Changes in the carrying amount of the Casinos Poland licenses are as follows:

Amounts in thousands	Casinos Poland
Balance – December 31, 2016	$667
Amortization	(281)
Effect of foreign currency translation	87
Balance -- September 30, 2017	$473

As of September 30, 2017, estimated amortization expense for the CPL casino licenses over the next five years was as follows:

Amounts in thousands
2017	$82
2018	154
2019	74
2020	59
2021	59
Thereafter	45
$473

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

Canada and Corporate and Other

The licenses at CDR, CSA and SCCL are infinite-lived intangible assets that are not amortized. CDR holds licenses from the AGLC and HRA. CSA holds a license from the AGLC. SCCL holds licenses from the Great Britain Gambling Commission. No impairment charges related to the licenses have been recorded. Changes in the carrying amount of the licenses are as follows:

	Canada		Corporate and Other
Amounts in thousands	Century Downs	Century Casino St. Albert	Saw Close Casino Ltd.
Balance – December 31, 2016	$2,369	$9,104	$0
Purchase of Saw Close Casino Ltd.	0	0	952
Effect of foreign currency translation	180	690	58
Balance -- September 30, 2017	$2,549	$9,794	$1,010

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2017	2016	2017	2016
Hotel	$11	$9	$36	$37
Food and beverage	318	311	857	805
	$329	$320	$893	$842

Members of the Company’s casinos’ player clubs earn points based on, among other things, their volume of play at the Company’s casinos. Players can accumulate points over time that they may redeem at their discretion under the terms of the program. The Company records a liability based on the redemption value of the points earned, and records a corresponding reduction in casino revenue. Points can be redeemed for cash,  downloadable promotional credits and/or various amenities at the casino, such as meals, hotel stays and gift shop items. The value of the points is offset against the revenue in the period in which the points were earned. The value of unused or unredeemed points is included in accrued liabilities on the Company’s condensed consolidated balance sheets. The expiration of unused points results in a reduction of the liability. As of September 30, 2017 and December 31, 2016, the outstanding balance of this liability was $0.7 million.

7. LONG-TERM DEBT

Long-term debt and the weighted average interest rates as of September 30, 2017 and December 31, 2016 consisted of the following:

Amounts in thousands	September 30, 2017		December 31, 2016
Credit agreement - Bank of Montreal	$39,682	4.13%	$40,495	4.04%
Credit agreement - CPL	0	0.00%	215	3.55%
Credit agreement - SCCL	2,679	1.93%	0	0.00%
Financing obligation - CDR land lease	15,622	13.24%	14,520	13.54%
Capital leases	607	7.04%	791	7.11%
Total principal	$58,590	6.61%	$56,021	7.61%
Deferred financing costs	(291)		(412)
Total long-term debt	$58,299		$55,609
Less current portion	(5,647)		(5,583)
Long-term portion	$52,652		$50,026

Credit Agreement - Bank of Montreal

In May 2012, the Company, through its Canadian subsidiaries, entered into the CAD 28.0 million credit agreement with the Bank of Montreal (“BMO”). On August 15, 2014, the Company, through its Canadian subsidiaries, entered into an amended and restated credit agreement with BMO that increased the Company’s borrowing capacity to CAD 39.1 million. In September 2016, the Company, through its Canadian subsidiaries, entered into the BMO Credit Agreement to finance the Apex Acquisition that increased the Company’s borrowing capacity to CAD 69.2 million with an interest rate of BMO’s floating rate plus a margin. As discussed further below, the Company has entered into interest rate swap agreements to fix the interest rate paid related to a portion of the outstanding balance on the BMO Credit Agreement. As of September 30, 2017, the Company had borrowed CAD 63.9 million, of which the outstanding balance was CAD 49.5 million ($39.7 million based on the exchange rate in effect on September 30, 2017) and the Company had approximately CAD 6.0 million ($4.8 million based on the exchange rate in effect on September 30, 2017) available under the BMO Credit Agreement. In addition, the Company is using CAD 3.0 million ($2.4 million based on the exchange rate in effect on September 30, 2017) from Credit Facility E for the interest rate swap agreements discussed below.

The BMO Credit Agreement consists of the following five credit facilities:

1.

Credit Facility A is a CAD 1.1 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility A may be used for general corporate purposes, including for the payment of costs related to the BMO Credit Agreement, ongoing working capital requirements and operating regulatory requirements. As of September 30, 2017, the Company had CAD 1.1 million ($0.9 million based on the exchange rate in effect on September 30, 2017) available for borrowing under Credit Facility A.

2.

Credit Facility B is an approximately CAD 24.1 million committed, non-revolving, reducing standby facility with a term of five years that expires in August 2019. The Company used borrowings under Credit Facility B primarily to repay the Company’s mortgage loan related to CRA, pay for the additional 33.3% investment in CPL, pay for development costs related to CDR and for working capital and general corporate purposes. Once the principal amount of an advance has been repaid, it cannot be re-borrowed. As of September 30, 2017, the Company had no additional available borrowings under Credit Facility B.

3.

Credit Facility C is a CAD 11.0 million revolving credit facility with a term of five years that expires in August 2019. Credit Facility C may be used as additional financing for the development of CDR. The Company may re-borrow the principal amount within the limits described in the BMO Credit Agreement. As of September 30, 2017, the Company had CAD 4.9 million ($3.9 million based on the exchange rate in effect on September 30, 2017) available for borrowing under Credit Facility C.

4.

Credit Facility D is a CAD 30.0 million committed, reducing term credit facility with a term of five years that expires in September 2021. The Company used CAD 30.0 million to pay for the Apex Acquisition. Once the principal amount of an advance has been repaid it cannot be re-borrowed. As of September 30, 2017, the Company had no additional available borrowings under Credit Facility D.

5.

Credit Facility E is a CAD 3.0 million treasury risk management facility. The Company may use this facility to hedge interest rate risk or currency exchange rate risk. Credit Facility E has a term of five years.  The Company is currently utilizing Credit Facility E to hedge interest rate risk as discussed below.

Any funds not drawn down under the BMO Credit Agreement are subject to standby fees ranging from 0.50% to 0.75% payable quarterly in arrears. Standby fees of less than CAD 0.1 million (less than $0.1 million based on the exchange rates in effect on September 30, 2017 and 2016)  were recorded as interest expense in the condensed consolidated statements of earnings for each of the three and nine months ended September 30, 2017 and 2016.  The shares of the Company’s Canadian subsidiaries that own CRA, CAL and CSA and the Company's 75% interest in CDR are pledged as collateral for the BMO Credit Agreement. The BMO Credit Agreement contains a number of covenants applicable to the Canadian subsidiaries, including covenants restricting their incurrence of additional debt, a debt to EBITDA ratio less than 3:1, a fixed charge coverage ratio greater than 1.2:1, maintenance of a  CAD 50.0 million equity balance and a capital expenditure limit of CAD 4.0 million per year. The Company was in compliance with all financial covenants of the BMO Credit Agreement as of September 30, 2017.

The Company has entered into interest rate swap agreements to partially hedge the risk of future increases in the variable rate debt under the BMO Credit Agreement. The interest rate swap agreements are not designated as hedges for accounting purposes. As a result, changes in fair value of the interest rate swaps are recognized in interest expense on the Company’s condensed consolidated statements of earnings. As of September 30, 2017, the Company had the following interest rate swap agreements set at a Canadian Dollar Offered Rate (“CDOR”):

•	Notional amount of CAD 8.1 million ($6.5 million based on the exchange rate in effect on September 30, 2017) with a rate of 3.92% expiring in August 2019;
•	Notional amount of CAD 8.1 million ($6.5 million based on the exchange rate in effect on September 30, 2017) with a rate of 3.89% expiring in August 2019; and
•	Notional amount of CAD 13.5 million ($10.8 million based on the exchange rate in effect on September 30, 2017) with a rate of 4.08% expiring in December 2021.

Deferred financing costs consist of the Company’s costs related to the financing of the BMO Credit Agreement. Amortization expenses relating to deferred financing charges were $0.1 million for each of the nine months ended September 30, 2017 and 2016. These costs are included in interest expense in the condensed consolidated statements of earnings.

Casinos Poland

As of September 30, 2017, CPL had a short-term line of credit with BPH Bank used to finance current operations. The line of credit bears an interest rate of WIBOR plus 1.85% with a borrowing capacity of PLN 13.0 million, of which PLN 2.0 million may only be used to secure bank guarantees. The credit facility is secured by a building owned by CPL in Warsaw, Poland and terminates on February 11, 2018. The credit facility had no outstanding balance as of September 30, 2017 and December 31, 2016 and approximately PLN 11.0 million ($3.0 million based on the exchange rate in effect on September 30, 2017)  was available for borrowing as of September 30, 2017. The credit facility contains a number of covenants applicable to CPL, including covenants that restrict the incurrence of additional debt and require CPL to maintain certain debt to EBITDA ratios. CPL was in compliance with all financial covenants of this credit facility as of September 30, 2017.

In addition, under Polish gaming law, CPL is required to maintain PLN 3.6 million in the form of deposits or bank guarantees for payment of casino jackpots and gaming tax obligations.  mBank issued guarantees to CPL for this purpose totaling PLN 3.6 million ($1.0 million based on the exchange rate in effect on September 30, 2017). The mBank guarantees are secured by land owned by CPL in Kolbaskowo, Poland as well as a deposit of PLN 0.7 million ($0.2 million based on the exchange rate in effect on September 30, 2017) with mBank that terminates on October 31, 2019.  In addition, CPL is required to maintain deposits or provide bank guarantees for payment of additional prizes and giveaways at the casinos. The amount of these deposits varies depending on the value of the prizes. CPL maintained PLN 0.5 million ($0.1 million based on the exchange rate in effect on September 30, 2017) in deposits for this purpose as of September 30, 2017. These deposits are included in deposits and other on the Company’s condensed consolidated balance sheets.

Saw Close Casino Ltd.

In August 2017, the Company’s subsidiary SCCL entered into a GBP 2.0 million term loan with UniCredit Bank Austria AG (“UniCredit”). The loan matures in September 2023 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.625%. Proceeds from the loan will be used for construction and fitting out of the Company’s Bath casino project. As of September 30, 2017, the amount outstanding on the loan was GBP 2.0 million ($2.7 million based on the exchange rate in effect on September 30, 2017). SCCL has no further borrowing availability under the loan agreement.  Repayment of the loan will begin in December 2018. The loan is guaranteed by a $0.6 million cash guarantee by CCE. This guarantee is included in restricted cash on the Company’s condensed consolidated balance sheets.

Century Downs Racetrack and Casino

CDR’s land lease is a financing obligation of the Company. Prior to the Company’s acquisition of its ownership interest in CDR, CDR sold a portion of the land on which the REC project is located and then entered into an agreement to lease back a portion of the land sold. The Company accounts for the lease using the financing method by accounting for the land subject to lease as an asset and the lease payments as interest on the financing obligation. Under the land lease, CDR has four options to purchase the land. The first option date is July 1, 2023. Due to the nature of the CDR land lease financing obligation, there are no principal payments due until the Company exercises its option to purchase the land. Lease payments are applied to interest only, and any change in the outstanding balance of the financing obligation relates to foreign currency translation. As of September 30, 2017, the outstanding balance on the financing obligation was CAD 19.5 million ($15.6 million based on the exchange rate in effect on September 30, 2017).

Capital Lease Agreements

As of September 30, 2017, the Company had the following capital leases:

•	CRA had two capital lease agreements for surveillance and general equipment with an outstanding balance of CAD 0.2 million ($0.2 million based on the exchange rate in effect on September 30, 2017);
•	CAL has a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2017);
•

CDR had six capital lease agreements for surveillance, kitchen and racing-related equipment with an outstanding balance of CAD 0.4 million ($0.3 million based on the exchange rate in effect on September 30, 2017);

•

CSA had a capital lease agreement for general equipment with an outstanding balance of less than CAD 0.1 million (less than $0.1 million based on the exchange rate in effect on September 30, 2017); and

•	the Century Mile project had a capital lease agreement for trailers with an outstanding balance of CAD 0.1 million ($0.1 million based on the exchange rate in effect on September 30, 2017).

As of September 30, 2017, scheduled maturities related to long-term debt were as follows:

Amounts in thousands	Bank of Montreal	Saw Close Casino Ltd. Credit Agreement	Century Downs Land Lease	Capital Leases	Total
2017	$1,433	$0	$0	$120	$1,553
2018	5,117	134	0	311	5,562
2019	16,906	536	0	124	17,566
2020	2,404	536	0	41	2,981
2021	2,404	536	0	10	2,950
Thereafter	11,418	937	15,622	1	27,978
Total	$39,682	$2,679	$15,622	$607	$58,590

8.COMMITMENTS AND CONTINGENCIES

Litigation

Since 2011, the Polish Internal Revenue Service (“Polish IRS”) has conducted a series of tax audits of CPL to review the calculation and payment of personal income tax by CPL employees for periods ranging from 2007 to 2011.  The Polish IRS has asserted that CPL should calculate, collect and remit to the Polish IRS personal income tax on tips received by CPL employees from casino customers and has prevailed in several court challenges by CPL. Through September 30, 2017, CPL has paid PLN 9.4 million ($2.9 million) related to these audits. As a result of one court decision currently on appeal, CPL’s tax records for 2009 remain open for audit.

In December 2016, the Polish IRS conducted a tax audit of December 2010 and the remaining open portion of the 2011 fiscal year. As a result, CPL paid PLN 3.0 million ($0.8 million) related to this audit in August 2017. CPL filed an appeal of the tax audit decision in September 2017 and expects a decision on the appeal in the fourth quarter of 2017. In addition, in June 2017, the Polish IRS began conducting a tax audit of the 2012 and 2013 fiscal years. The audit was completed in August 2017. CPL estimates it will be required to pay PLN 4.8 million ($1.3 million based on the exchange rate in effect on September 30, 2017) related to this audit. The Polish IRS has not issued an official decision on this audit. CPL plans to file an appeal if the tax decision would result in a  payment to the Polish IRS.

The balance of the potential liability on the Company’s condensed consolidated balance sheet for all open periods as of September 30, 2017 is PLN 6.3 million ($1.7 million based on the exchange rate in effect on September 30, 2017). The Company has evaluated the contingent liability recorded on its condensed consolidated balance sheet as of September 30, 2017 and has concluded that it is properly accrued in light of the Company’s estimated obligation related to personal income tax on tips as of September 30, 2017.  Additional court decisions and other proceedings by the Polish IRS may expose the Company to additional employment tax obligations in the future.  Any additional tax obligations are not probable or estimable and the Company has not recorded any additional obligation related to such taxes as of September 30, 2017.  Additional tax obligations assessed in the future as a result of these matters, if any, may be material to the Company’s financial position, results of operations and cash flows.

In October 2016, the Company filed a motion for arbitration in Poland against LOT Polish Airlines, which previously owned a 33.3% interest in CPL that it sold to the Company in 2013. The Company is seeking to collect amounts owed to the Company by LOT Polish Airlines in connection with the payments made to the Polish IRS for the tax periods December 1, 2007 to December 31, 2008 and January 1, 2011 to January 31, 2011 pursuant to an agreement with LOT Polish Airlines under which the Company acquired the additional 33.3% interest in CPL. In June 2017, the arbitrator awarded the Company PLN 1.2 million ($0.3 million based on the exchange rate in effect on September 30, 2017)  related to its claim for the periods indicated. LOT Polish Airlines is appealing the decision.

9.INCOME TAXES

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. For the nine months ended September 30, 2017, the Company recognized an income tax benefit of $2.1 million on pre-tax income of $10.9 million, representing an effective income tax rate of (18.9%) compared to an income tax expense of $2.6 million on pre-tax income of $12.0 million, representing an effective income tax rate of 21.3% for the same period in 2016.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. The decrease in the effective tax rate compared to the same period in 2016 is primarily the result of the release of the U.S. valuation allowance in the third quarter of 2017 described below.  The Company’s effective tax rate is generally lower because there is a lower statutory tax rate in the countries where the Company pays taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for the Company’s Canadian and Polish operations due to exchange rate benefits.

During the third quarter of 2017, the Company released its $5.1 million U.S. valuation allowance on its U.S. deferred tax assets, resulting in a tax benefit. The Company analyzed the likelihood of future realization of the U.S.’s deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, the Company concluded that the operations in the U.S. had attained a sustained level of profitability sufficient to realize its deferred tax assets in the U.S., and thus reduce its valuation allowance.

10.EARNINGS PER SHARE

The calculation of basic earnings per share considers only weighted average outstanding common shares in the computation. The calculation of diluted earnings per share gives effect to all potentially dilutive stock options. The calculation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options using the treasury stock method. Weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2017	2016	2017	2016
Weighted average common shares, basic	24,470	24,440	24,464	24,452
Dilutive effect of stock options	421	235	441	192
Weighted average common shares, diluted	24,891	24,675	24,905	24,644

The following stock options are anti-dilutive and have not been included in the weighted average shares outstanding calculation:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Amounts in thousands	2017	2016	2017	2016
Stock options	0	35	0	35

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

Recurring Fair Value Measurements

The estimated fair value and basis of valuation of the Company’s financial liabilities that are measured at fair value on a recurring basis were as follows:

Amounts in thousands	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap asset (1)	$0	$224	$0	$0	$0	$0
Interest rate swap liability (1)	$0	$0	$0	$0	$(129)	$0

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

Non-Recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial assets and liabilities measured at fair value. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2017. During 2016, the Company determined that the fair value of the Katowice leasehold improvements was zero based on the expiration of the license for that casino. As a result, $0.4 million was charged to operating costs and expenses during the year ended December 31, 2016.

Long-Term Debt – The carrying value of the Company’s BMO Credit Agreement and SCCL loan agreement approximates fair value based on the variable interest paid on the obligations. The estimated fair values of the outstanding balances under the BMO Credit Agreement and SCCL loan agreement are designated as Level 2 measurements in the fair value hierarchy based on quoted prices in active markets for similar liabilities. The fair values of the Company’s capital lease obligations and the CDR land lease approximate fair value based on the similar terms and conditions currently available to the Company in the marketplace for similar financings. The estimated fair values of the outstanding balances related to the Company’s capital lease obligations and the CDR land lease are designated as Level 3 measurements based on the unobservable nature of the inputs used to evaluate such liabilities.

Other Estimated Fair Value Measurements – The estimated fair value of the Company’s other assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, accrued payroll and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements are recognized in interest expense on the Company’s condensed consolidated statement of earnings. The location and effects of derivative instruments on the condensed consolidated statements of earnings were as follows:

Amounts in thousands
		For the three months		For the nine months
Derivatives not designated as	Income Statement	ended September 30,		ended September 30,
ASC 815 hedges	Classification	2017	2016	2017	2016
Interest Rate Swaps	Interest Expense	$(87)	$97	$294	$417

The location and fair value amounts of the Company’s derivative instruments in the condensed consolidated balance sheets were as follows:

Amounts in thousands		As of September 30, 2017			As of December 31, 2016
Derivatives not designated as ASC 815 hedges	Balance Sheet Classification	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)	Gross Recognized Assets (Liabilities)	Gross Amounts Offset	Net Recognized Fair Value Assets (Liabilities)
Derivative assets:
Interest rate swaps - current	Other current assets	$50	$0	$50	$0	$0	$0
Interest rate swaps - non-current	Deposits and other	174	0	174	0	0	0
Total derivative assets		$224	$0	$224	$0	$0	$0
Derivative liabilities:
Interest rate swaps - current	Accrued liabilities	$0	$0	$0	$(55)	$0	$(55)
Interest rate swaps - non-current	Taxes payable and other	0	0	0	(74)	0	(74)
Total derivative liabilities		$0	$0	$0	$(129)	$0	$(129)

12.SEGMENT INFORMATION

The Company reports its financial performance in three reportable segments based on the geographical locations in which its casinos operate: the United States, Canada and Poland. Operating segments are aggregated within reportable segments based on their similar characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company added Century Mile Racetrack and Casino and Saw Close Casino Ltd. to its operating segments based on the characteristics that both properties will have once operational. The Company’s casino properties provide gaming, hotel accommodations, dining facilities and other amenities to the Company’s customers. The Company’s operations related to concession, management and consulting agreements and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and Other in the following segment disclosures to reconcile to consolidated results. All intercompany transactions are eliminated in consolidation.

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Saw Close Casino Ltd.
Corporate and Other	Corporate Other

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

The following tables provide information regarding the Company’s segments for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$15,285	$9,039	$15,550	$1,174	$41,048

Earnings (loss) before income taxes	$3,096	$2,056	$959	$(2,072)	$4,039

Net earnings attributable to Century Casinos, Inc. shareholders	$2,611	$1,276	$464	$3,279	$7,630
Interest expense (income), net	759	0	56	(7)	808
Income taxes (benefit)	392	780	266	(5,351)	(3,913)
Depreciation and amortization	877	596	657	96	2,226
Non-controlling interest	93	0	229	0	322
Non-cash stock-based compensation	0	0	0	183	183
Loss (gain) on foreign currency transactions and cost recovery income	50	0	(222)	102	(70)
Loss on disposition of fixed assets	68	1	16	0	85
Acquisition costs	0	0	0	169	169
Pre-opening expenses	10	0	0	97	107
Adjusted EBITDA	$4,860	$2,653	$1,466	$(1,432)	$7,547

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Three Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$12,005	$8,188	$13,356	$977	$34,526

Earnings (loss) before income taxes	$2,015	$1,614	$1,346	$(1,769)	$3,206

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$1,467	$1,000	$684	$(1,264)	$1,887
Interest expense (income), net	655	0	(1)	(5)	649
Income taxes (benefit)	365	614	319	(505)	793
Depreciation and amortization	775	624	629	105	2,133
Non-controlling interest	183	0	343	0	526
Non-cash stock-based compensation	0	0	0	192	192
(Gain) loss on foreign currency transactions and cost recovery income	(71)	0	48	3	(20)
Loss on disposition of fixed assets	5	0	0	0	5
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$3,379	$2,238	$2,022	$(1,368)	$6,271

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Nine Months Ended September 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$42,484	$24,482	$44,383	$3,426	$114,775

Earnings (loss) before income taxes	$7,971	$4,559	$3,848	$(5,511)	$10,867

Net earnings attributable to Century Casinos, Inc. shareholders	$5,923	$2,827	$1,982	$860	$11,592
Interest expense (income), net	2,544	1	72	(19)	2,598
Income taxes (benefit)	1,707	1,732	878	(6,371)	(2,054)
Depreciation and amortization	2,529	1,824	1,702	275	6,330
Non-controlling interest	341	0	988	0	1,329
Non-cash stock-based compensation	0	0	0	419	419
Loss (gain) on foreign currency transactions and cost recovery income	78	0	(685)	52	(555)
Loss on disposition of fixed assets	78	1	258	3	340
Acquisition costs	28	0	0	321	349
Pre-opening expenses	10	0	225	97	332
Adjusted EBITDA	$13,238	$6,385	$5,420	$(4,363)	$20,680

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

	For the Nine Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net operating revenue (1)	$38,167	$22,970	$39,190	$2,627	$102,954

Earnings (loss) before income taxes	$9,168	$3,838	$3,980	$(4,948)	$12,038

Net earnings (loss) attributable to Century Casinos, Inc. shareholders	$5,463	$2,378	$2,029	$(3,453)	$6,417
Interest expense (income), net	2,189	0	22	(13)	2,198
Income taxes (benefit)	1,658	1,460	936	(1,495)	2,559
Depreciation and amortization	2,246	1,875	1,863	276	6,260
Non-controlling interest	2,047	0	1,015	0	3,062
Non-cash stock-based compensation	0	0	0	573	573
(Gain) loss on foreign currency transactions and cost recovery income	(1,616)	0	(174)	12	(1,778)
Loss on disposition of fixed assets	26	3	13	0	42
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$12,013	$5,716	$5,704	$(3,994)	$19,439

(1)	Net operating revenue for Corporate and Other primarily relates to the Company’s cruise ship operations.

13.SUBSEQUENT EVENTS

In October 2017, the Company was awarded casino licenses for the Polish cities of Katowice and Bielsko-Biala. The licenses have not yet been issued by the Polish Minister of Finance, and the license awards to the Company have been appealed by its competitors. However, management believes the Company will receive the licenses and open the casinos in the first quarter of 2018.

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

The table below provides information about the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segment
Canada	Century Casino & Hotel - Edmonton
Canada	Century Casino Calgary
Canada	Century Downs Racetrack and Casino
Canada	Century Bets!
Canada	Century Casino St. Albert
Canada	Century Mile Racetrack and Casino
United States	Century Casino & Hotel – Central City
United States	Century Casino & Hotel – Cripple Creek
Poland	Casinos Poland
Corporate and Other	Cruise Ships & Other
Corporate and Other	Saw Close Casino Ltd.
Corporate and Other	Corporate Other

The following operating segments are owned, operated and managed by us through wholly-owned subsidiaries:

•	The Century Casino & Hotel in Edmonton, Alberta, Canada;
•	The Century Casino St. Albert in Edmonton, Alberta, Canada;
•	The Century Casino Calgary, Alberta, Canada;
•	The Century Casino & Hotel in Central City, Colorado; and
•	The Century Casino & Hotel in Cripple Creek, Colorado.

On October 1, 2016, our subsidiary, Century Casino St. Albert, acquired the Apex Casino in Edmonton, Alberta (the “Apex Acquisition”) and renamed the casino Century Casino St. Albert. CSA is a 34,500 square foot casino facility located on approximately six acres of land that includes 407 slot machines, 11 live table games, 15 video lottery terminals, a restaurant, a bar, a lounge and a banquet facility that can accommodate up to 175 guests. The purchase price for the acquisition was CAD 31.9 million ($24.3 million based on the exchange rate in effect on October 1, 2016).

We have controlling financial interests through our subsidiary CCE in the following operating segments:

•

We have a 66.6% ownership interest in CPL and we consolidate CPL as a majority-owned subsidiary for which we have a controlling financial interest. Polish Airports owns the remaining 33.3% of CPL. We account for and report the 33.3% Polish Airports ownership interest as a non-controlling financial interest. CPL has been in operation since 1989 and, as of September 30, 2017, owned and operated six casinos throughout Poland with a total of 375 slot machines and 77 tables. The following table summarizes the Polish cities in which CPL operated as of September 30, 2017, each casino’s location and the number of slots and tables at each casino.

City	Location	Number of Slots	Number of Tables
Warsaw	Marriott Hotel	70	26
Warsaw	Hilton Hotel	70	24
Krakow*	Dwor Kosciuszko Hotel	64	8
Lodz*	Manufaktura Entertainment Complex	59	7
Poznan*	Hotel Andersia	60	8
Plock*	Hotel Plock	52	4

* The casino licenses for the Krakow, Lodz, Poznan and Plock casinos expire in 2018.

We have won a casino license tender in the Polish city of Wroclaw and we have won casino licenses in the Polish cities of Katowice and Bielsko-Biala. The licenses have not yet been issued by the Polish Minister of Finance, and the license awards for Katowice and Bielsko-Biala have been appealed by our competitors. However, management believes we will receive the licenses and open the casinos in the first quarter of 2018. The Katowice casino will include 62 slot machines and 14 live table games, the Bielsko-Biala casino will include 50 slot machines and 5 live table games and the Wroclaw casino will include 70 slot machines and 18 live table games.

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

The following agreements make up the operating segment Cruise Ships & Other in the Corporate and Other reportable segment:

•

As of September 30, 2017, we operated  14 ship-based casinos through concession agreements with four cruise ship owners.  The 14 ship-based casinos that we operated had a total of 236 slot machines and 43 tables. The following table summarizes the cruise lines and the associated ships on which we operated ship-based casinos as of September 30, 2017, and the number of slots and tables on each ship.

Cruise Line	Ship	Number of Slots	Number of Tables
TUI Cruises	Mein Schiff 1	19	5
TUI Cruises	Mein Schiff 2	17	0
TUI Cruises	Mein Schiff 3	20	1
TUI Cruises	Mein Schiff 4	17	1
TUI Cruises	Mein Schiff 5	17	1
TUI Cruises	Mein Schiff 6	17	1
Windstar Cruises	Wind Surf	27	4
Windstar Cruises	Wind Star	11	2
Windstar Cruises	Wind Spirit	12	2
Windstar Cruises	Star Pride	11	2
Windstar Cruises	Star Breeze	11	2
Windstar Cruises	Star Legend	12	2
Thomson Cruises	TUI Discovery	17	3
Diamond Cruise	Glory Sea	28	17

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

•

We have a management agreement to direct the operation of the casino at the Hilton Aruba Caribbean Resort and Casino from which we receive a monthly management fee. The management agreement was not extended by us and ends on November 30, 2017. We do not expect expiration of this management agreement to have a material effect on our results of operations.

•

Through our subsidiary CCE, we have a 7.5% ownership interest in MCE and we report our ownership interest using the cost method of accounting. MCE has an exclusive concession agreement with Instituto Provincial de Juegos y Casinos to lease slot machines and provide related services to Casino de Mendoza, a casino located in Mendoza, Argentina and owned by the Province of Mendoza. MCE may also pursue other gaming opportunities. CCE has appointed one director to MCE’s board of directors and had a three-year option through October 2017 to purchase up to 50% of the shares of MCE, which we did not exercise. In addition, CCE and MCE have entered into a consulting services agreement pursuant to which CCE provides advice on casino matters and receives a service fee consisting of a fixed fee plus a percentage of MCE’s EBITDA.

Additional Projects Under Development

In September 2016, we were selected by HRA as the successful applicant to own, build and operate a horse racing facility in the Edmonton market area, which we are planning to operate as Century Mile Racetrack and Casino. In March 2017, we received approval for the Century Mile project from the AGLC. Century Mile will be a one-mile horse racetrack and a multi-level REC. The project is located on Edmonton International Airport land close to the city of Leduc, south of Edmonton. We began construction on the Century Mile project in July 2017. We estimate this project will cost approximately CAD 60 million ($48.1 million based on the exchange rate in effect as of September 30, 2017). We estimate that construction of this project will take approximately 15 months and that it will be completed during the fourth quarter of 2018. We are seeking to obtain financing for the Century Mile project.

In June 2017, our subsidiary, CCE, acquired casinos licenses held by Saw Close Casino Ltd. in Bath, England (the “SCCL License Acquisition”). We are planning to develop and operate a 15,000 square foot casino using the casino licenses. The casino will include 35 slot machines, 18 table games and 24 automated live gaming terminals. The purchase price for the license acquisition was GBP 0.6 million ($0.8 million based on the exchange rate in effect on September 30, 2017), of which GBP 0.1 million ($0.1 million based on the exchange rate in effect on June 20, 2017) was paid at closing and GBP 0.5 million ($0.7 million based on the exchange rate in effect on September 30, 2017) is subject to certain regulatory and governmental approvals and opening of the casino. In addition, we assumed liabilities in the amount of GBP 0.2 million ($0.3 million based on the exchange rate in effect on September 30, 2017) that are repayable if certain performance criteria are met once the casino is in operation. We also have deposited GBP 0.8 million ($1.0 million based on the exchange rate in effect on September 30, 2017) into an escrow account to secure performance of certain obligations under the lease agreements with the landlord of the property that will be released in connection with work performed by SCCL to fit out the casino. We estimate construction and fitting out of the casino will cost an additional GBP 5.0 million ($6.7 million based on the exchange rate in effect on September 30, 2017).

In August 2017, we announced that, together with the owner of the Hamilton Princess Hotel & Beach Club in Hamilton, Bermuda, we had submitted a license application to the Bermudan government for a casino at the Hamilton Princess Hotel & Beach Club. The casino will feature approximately 200 slot machines, 17 live table games, one or more electronic table games and a high limit area and salon prive. The Bermudan government will issue a provisional casino license as the next step in the application process. The conditions of the provisional casino license must be agreed upon by the Bermudan government and the company awarded the license. We currently have no estimated time frame on when this will be completed, and there is no guarantee that a license will be awarded. CCE entered into a long-term management agreement with the owner of the hotel to manage the operations of the casino and receive a management fee if the license is awarded. CCE will also provide a $5.0 million loan for the purchase of casino equipment if the license is awarded.

Presentation of Foreign Currency Amounts - The average exchange rates to the U.S. dollar used to translate balances during each reported period are as follows:

	For the three months			For the nine months
	ended September 30,			ended September 30,
Average Rates	2017	2016	% Change	2017	2016	% Change
Canadian dollar (CAD)	1.2531	1.3049	4.0%	1.3072	1.3224	1.1%
Euros (EUR)	0.8512	0.8965	5.1%	0.8997	0.8962	(0.4%)
Polish zloty (PLN)	3.6219	3.8890	6.9%	3.8379	3.9057	1.7%
British pound (GBP)	0.7641	0.7619	(0.3%)	0.7845	0.7194	(9.0%)
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

DISCUSSION OF RESULTS

Century Casinos, Inc. and Subsidiaries

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Gaming Revenue	$36,914	$30,554	$6,360	20.8%	$102,814	$89,615	$13,199	14.7%
Hotel Revenue	560	534	26	4.9%	1,491	1,469	22	1.5%
Food and Beverage Revenue	3,868	3,030	838	27.7%	10,622	8,950	1,672	18.7%
Other Revenue	2,449	2,811	(362)	(12.9%)	7,604	9,536	(1,932)	(20.3%)
Gross Revenue	43,791	36,929	6,862	18.6%	122,531	109,570	12,961	11.8%
Less Promotional Allowances	(2,743)	(2,403)	340	14.1%	(7,756)	(6,616)	1,140	17.2%
Net Operating Revenue	41,048	34,526	6,522	18.9%	114,775	102,954	11,821	11.5%
Gaming Expenses	(17,094)	(14,601)	2,493	17.1%	(48,796)	(42,228)	6,568	15.6%
Hotel Expenses	(171)	(143)	28	19.6%	(468)	(416)	52	12.5%
Food and Beverage Expenses	(3,388)	(2,673)	715	26.7%	(9,452)	(7,884)	1,568	19.9%
General and Administrative Expenses	(13,392)	(11,141)	2,251	20.2%	(36,819)	(33,708)	3,111	9.2%
Total Operating Costs and Expenses	(36,271)	(30,691)	5,580	18.2%	(101,865)	(90,496)	11,369	12.6%
Earnings from Operations	4,777	3,835	942	24.6%	12,910	12,458	452	3.6%
Non-Controlling Interest	(322)	(526)	(204)	(38.8%)	(1,329)	(3,062)	(1,733)	(56.6%)
Net Earnings Attributable to Century Casinos, Inc. Shareholders	7,630	1,887	5,743	304.3%	11,592	6,417	5,175	80.6%
Adjusted EBITDA (1)	$7,547	$6,271	$1,276	20.3%	$20,680	$19,439	$1,241	6.4%

Earnings Per Share Attributable to Century Casinos, Inc. Shareholders
Basic Earnings Per Share	$0.31	$0.08	$0.23	287.5%	$0.47	$0.26	$0.21	80.8%
Diluted Earnings Per Share	$0.31	$0.08	$0.23	287.5%	$0.47	$0.26	$0.21	80.8%

(1)	For a discussion of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net earnings attributable to Century Casinos, Inc. shareholders, see “Non-GAAP Measures – Adjusted EBITDA” below.

Factors that impacted comparability between periods include the following:

•

We began operating CSA in October 2016. CSA contributed $2.3 million in net operating revenue and $0.6 million in net earnings for the quarter ended September 30, 2017 and $6.5 million in net operating revenue and $0.9 million in net earnings for the nine months ended September 30, 2017. CSA is reported in the Canada reportable segment.

•

We released a $5.1 million U.S. valuation allowance on our U.S. deferred tax assets in the quarter ended September 30, 2017, resulting in a tax benefit and increasing net earnings by the same amount for the three and nine months ended September 30, 2017.

Net operating revenue increased by $6.5 million, or 18.9%, and by $11.8 million, or 11.5%, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Following is a breakout of net operating revenue by segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

•	Canada increased by $3.3 million, or 27.3%, and by $4.3 million, or 11.3%.
•	United States increased by $0.9 million, or 10.4%, and by $1.5 million, or 6.6%.
•	Poland increased by $2.2 million, or 16.4%, and by $5.2 million, or 13.3%.
•	Corporate and Other increased by $0.2 million, or 20.2%, and by $0.8 million, or 30.4%.

Operating costs and expenses increased by $5.6 million, or 18.2%, and by $11.4 million, or 12.6%, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Following is a breakout of total operating costs and expenses by segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

•	Canada increased by $2.0 million, or 21.0%, and by $3.5 million, or 12.2%.
•	United States increased by $0.4 million, or 6.2%, and by $0.8 million, or 4.1%.
•	Poland increased by $2.8 million, or 23.4%, and by $5.8 million, or 16.4%.
•	Corporate and Other increased by $0.4 million, or 14.7%, and by $1.3 million, or 17.5%.

Earnings from operations increased by $0.9 million, or 24.6%, and by $0.5 million, or 3.6%, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Following is a breakout of earnings from operations by segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

•	Canada increased by $1.3 million, or 50.3%, and by $0.9 million, or 8.7%.
•	United States increased by $0.4 million, or 27.4%, and by $0.7 million, or 18.8%.
•	Poland decreased by ($0.6) million, or (43.1%), and by ($0.6) million, or (15.5%).
•	Corporate and Other decreased by ($0.2) million, or (11.6%), and by ($0.5) million, or (10.7%).

Net earnings increased by $5.7 million, or 304.3%, and by $5.2 million, or 80.6%, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Items deducted from or added to earnings from operations to arrive at net earnings include interest income, interest expense, gains (losses) on foreign currency transactions and other, income tax expense and non-controlling interest.

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

The reconciliation of Adjusted EBITDA to net earnings (loss) is presented below.

	For the Three Months Ended September 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$2,611	$1,276	$464	$3,279	$7,630
Interest expense (income), net	759	0	56	(7)	808
Income taxes (benefit)	392	780	266	(5,351)	(3,913)
Depreciation and amortization	877	596	657	96	2,226
Non-controlling interest	93	0	229	0	322
Non-cash stock-based compensation	0	0	0	183	183
Loss (gain) on foreign currency transactions and cost recovery income	50	0	(222)	102	(70)
Loss on disposition of fixed assets	68	1	16	0	85
Acquisition costs	0	0	0	169	169
Pre-opening expenses	10	0	0	97	107
Adjusted EBITDA	$4,860	$2,653	$1,466	$(1,432)	$7,547

	For the Three Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$1,467	$1,000	$684	$(1,264)	$1,887
Interest expense (income), net	655	0	(1)	(5)	649
Income taxes (benefit)	365	614	319	(505)	793
Depreciation and amortization	775	624	629	105	2,133
Non-controlling interest	183	0	343	0	526
Non-cash stock-based compensation	0	0	0	192	192
(Gain) loss on foreign currency transactions and cost recovery income	(71)	0	48	3	(20)
Loss on disposition of fixed assets	5	0	0	0	5
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$3,379	$2,238	$2,022	$(1,368)	$6,271

	For the Nine Months Ended September 30, 2017
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings	$5,923	$2,827	$1,982	$860	$11,592
Interest expense (income), net	2,544	1	72	(19)	2,598
Income taxes (benefit)	1,707	1,732	878	(6,371)	(2,054)
Depreciation and amortization	2,529	1,824	1,702	275	6,330
Non-controlling interest	341	0	988	0	1,329
Non-cash stock-based compensation	0	0	0	419	419
Loss (gain) on foreign currency transactions and cost recovery income	78	0	(685)	52	(555)
Loss on disposition of fixed assets	78	1	258	3	340
Acquisition costs	28	0	0	321	349
Pre-opening expenses	10	0	225	97	332
Adjusted EBITDA	$13,238	$6,385	$5,420	$(4,363)	$20,680

	For the Nine Months Ended September 30, 2016
Amounts in thousands	Canada	United States	Poland	Corporate and Other	Total
Net earnings (loss)	$5,463	$2,378	$2,029	$(3,453)	$6,417
Interest expense (income), net	2,189	0	22	(13)	2,198
Income taxes (benefit)	1,658	1,460	936	(1,495)	2,559
Depreciation and amortization	2,246	1,875	1,863	276	6,260
Non-controlling interest	2,047	0	1,015	0	3,062
Non-cash stock-based compensation	0	0	0	573	573
(Gain) loss on foreign currency transactions and cost recovery income	(1,616)	0	(174)	12	(1,778)
Loss on disposition of fixed assets	26	3	13	0	42
Acquisition costs	0	0	0	106	106
Adjusted EBITDA	$12,013	$5,716	$5,704	$(3,994)	$19,439

Non-GAAP Measures – Constant Currency

The impact of foreign exchange rates is highly variable and difficult to predict. We use a Constant Currency basis to show the impact from foreign exchange rates on the current period results compared to the prior period results using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of the Company’s ongoing operations, management believe that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our net operating revenue, earnings from operations, net earnings (loss) attributable to Century Casinos, Inc. shareholders and Adjusted EBITDA. Constant Currency results are calculated by dividing the current quarter or year to date local currency segment results by the prior year’s average exchange rate for the quarter or year and comparing them to actual U.S. dollar results for the prior quarter or year. The current and prior year’s average exchange rates are presented above. The Constant Currency results are presented below.

	For the three months			For the nine months
	ended September 30,			ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net operating revenue as reported (GAAP)	$41,048	$34,526	19%	$114,775	$102,954	12%
Foreign currency impact vs. 2016	(1,685)			(1,381)
Net operating revenue constant currency (non-GAAP)	$39,363	$34,526	14%	$113,394	$102,954	10%

Earnings from operations (GAAP)	$4,777	$3,835	25%	$12,910	$12,458	4%
Foreign currency impact vs. 2016	(212)			(129)
Earnings from operations (non-GAAP)	$4,565	$3,835	19%	$12,781	$12,458	3%

Net earnings attributable to Century Casinos, Inc. shareholders as reported (GAAP)	$7,630	$1,887	304%	$11,592	$6,417	81%
Foreign currency impact vs. 2016	30			14
Net earnings attributable to Century Casinos, Inc. shareholders constant currency (non-GAAP)	$7,660	$1,887	306%	$11,606	$6,417	81%

Gains and losses on foreign currency transactions are added back to net earnings in our Adjusted EBITDA calculations. As such, there is no foreign currency impact to Adjusted EBITDA when calculating Constant Currency results.

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

Amounts in thousands	September 30, 2017	September 30, 2016
Total long-term debt, including current portion	$58,299	$58,356
Deferred financing costs	291	398
Total principal	$58,590	$58,754
Less: cash and cash equivalents	$44,254	$32,966
Net Debt	$14,336	$25,788

Reportable Segments

The following discussion provides further detail of consolidated results by reportable segment.

Canada
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Gaming	$10,764	$8,006	$2,758	34.4%	$29,535	$24,806	$4,729	19.1%
Hotel	139	130	9	6.9%	409	422	(13)	(3.1%)
Food and Beverage	2,557	1,878	679	36.2%	7,232	5,926	1,306	22.0%
Other	2,146	2,217	(71)	(3.2%)	6,182	7,618	(1,436)	(18.9%)
Gross Revenue	15,606	12,231	3,375	27.6%	43,358	38,772	4,586	11.8%
Less Promotional Allowances	(321)	(226)	95	42.0%	(874)	(605)	269	44.5%
Net Operating Revenue	15,285	12,005	3,280	27.3%	42,484	38,167	4,317	11.3%
Gaming Expenses	(3,138)	(2,556)	582	22.8%	(9,080)	(7,659)	1,421	18.6%
Hotel Expenses	(51)	(49)	2	4.1%	(150)	(140)	10	7.1%
Food and Beverage Expenses	(2,049)	(1,566)	483	30.8%	(5,851)	(4,802)	1,049	21.8%
General and Administrative Expenses	(5,265)	(4,460)	805	18.0%	(14,281)	(13,579)	702	5.2%
Total Operating Costs and Expenses	(11,380)	(9,406)	1,974	21.0%	(31,891)	(28,426)	3,465	12.2%
Earnings from Operations	3,905	2,599	1,306	50.3%	10,593	9,741	852	8.7%
Non-Controlling Interest	(93)	(183)	(90)	(49.2%)	(341)	(2,047)	(1,706)	(83.3%)
Net Earnings	2,611	1,467	1,144	78.0%	5,923	5,463	460	8.4%
Adjusted EBITDA	$4,860	$3,379	$1,481	43.8%	$13,238	$12,013	$1,225	10.2%

On October 1, 2016, our subsidiary, Century Casino St. Albert Inc., completed the Apex Acquisition and began operating CSA.

CDR began hosting thoroughbred horse races in September 2017. Previously, CDR conducted standardbred horse races. The thoroughbred races have generated additional customers and increased gaming and food and beverage revenue.

Construction on the Century Mile project began in July 2017.

Three Months Ended September 30, 2017 and 2016

The following discussion highlights results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Results in U.S. dollars were impacted by a 4.0% increase in the average exchange rate between the U.S. dollar and the Canadian dollar for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue increased by CAD 0.1 million, or 1.5%, due to increased gaming revenue offset by decreased food and beverage revenue.	•	At CRA, net operating revenue increased by $0.3 million, or 5.7%.
•	At CSA, net operating revenue was CAD 2.9 million.	•	At CSA, net operating revenue was $2.3 million.
•	At CAL, net operating revenue increased by CAD 0.4 million, or 21.6%, due to increased gaming revenue.	•	At CAL, net operating revenue increased by $0.4 million, or 26.6%.
•	At CDR, net operating revenue increased by CAD 0.5 million, or 8.6%, due to increased revenue in all categories offset by decreased other revenue from lower stall rentals for horses.	•	At CDR, net operating revenue increased by $0.6 million, or 13.1%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.3) million, or (5.7%) due to decreased payroll costs and marketing expenses.	•	At CRA, operating expenses decreased by ($0.1) million, or (1.7%).
•	At CSA, operating expenses were CAD 2.0 million.	•	At CSA, operating expenses were $1.6 million.
•	At CAL, operating expenses increased by CAD 0.1 million, or 5.9%, due to increased payroll costs and marketing expenses.	•	At CAL, operating expenses increased by $0.2 million, or 10.2%.
•	At CDR, operating expenses increased by CAD 0.5 million, or 12.4%, due to increased payroll costs and general and administrative expenses.	•	At CDR, operating expenses increased by $0.5 million, or 17.1%.

Operating expenses related to the Century Mile project were less than $0.1 million for the three months ended September 30, 2017.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS decreased by ($0.1) million, or (72.6%), for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2017 and 2016

The following discussion highlights results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Results in U.S. dollars were impacted by a 1.1% increase in the average exchange rate between the U.S. dollar and Canadian dollar for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue Highlights

	In CAD		In U.S. dollars
•	At CRA, net operating revenue decreased by (CAD 1.1) million, or (5.0%), due to decreased gaming and food and beverage revenue.	•	At CRA, net operating revenue decreased by ($0.6) million, or (3.8%).
•	At CSA, net operating revenue was CAD 8.4 million.	•	At CSA, net operating revenue was $6.5 million.
•	At CAL, net operating revenue decreased by (CAD 0.3) million, or (3.6%), due to decreased gaming and food and beverage revenue and increased promotional allowances.	•	At CAL, net operating revenue decreased by ($0.1) million, or (2.2%).
•	At CDR, net operating revenue increased by CAD 0.5 million, or 3.4%, due to increased revenue in all categories, offset by decreased other revenue from lower stall rentals for horses.	•	At CDR, net operating revenue increased by $0.5 million, or 4.3%.

Operating Expense Highlights

	In CAD		In U.S. dollars
•	At CRA, operating expenses decreased by (CAD 0.5) million, or (3.3%), due to decreased food and beverage related expenses and payroll costs.	•	At CRA, operating expenses decreased by ($0.2) million, or (2.2%).
•	At CSA, operating expenses were CAD 6.1 million.	•	At CSA, operating expenses were $4.7 million.
•	At CAL, operating expenses increased by CAD 0.4 million, or 5.5%, due to increased payroll costs and marketing expenses.	•	At CAL, operating expenses increased by $0.4 million, or 6.7%.
•	At CDR, operating expenses increased by CAD 0.4 million, or 4.0%, due to increased pari-mutuel related expenses, increased general and administrative expenses and increased marketing expense.	•	At CDR, operating expenses increased by $0.4 million, or 5.2%.

Operating expenses related to the Century Mile project were less than $0.1 million for the nine months ended September 30, 2017.

We also operate the Southern Alberta pari-mutuel off-track betting network through CBS. Earnings from operations at CBS decreased by ($0.1) million, or (44.8%), for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

United States
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Gaming	$9,507	$8,691	$816	9.4%	$26,294	$24,559	$1,735	7.1%
Hotel	421	404	17	4.2%	1,082	1,047	35	3.3%
Food and Beverage	1,139	1,013	126	12.4%	2,877	2,590	287	11.1%
Other	79	105	(26)	(24.8%)	252	287	(35)	(12.2%)
Gross Revenue	11,146	10,213	933	9.1%	30,505	28,483	2,022	7.1%
Less Promotional Allowances	(2,107)	(2,025)	82	4.0%	(6,023)	(5,513)	510	9.3%
Net Operating Revenue	9,039	8,188	851	10.4%	24,482	22,970	1,512	6.6%
Gaming Expenses	(3,545)	(3,318)	227	6.8%	(10,026)	(9,576)	450	4.7%
Hotel Expenses	(120)	(94)	26	27.7%	(318)	(276)	42	15.2%
Food and Beverage Expenses	(793)	(663)	130	19.6%	(2,105)	(1,826)	279	15.3%
General and Administrative Expenses	(1,929)	(1,875)	54	2.9%	(5,649)	(5,579)	70	1.3%
Total Operating Costs and Expenses	(6,983)	(6,574)	409	6.2%	(19,922)	(19,132)	790	4.1%
Earnings from Operations	2,056	1,614	442	27.4%	4,560	3,838	722	18.8%
Net Earnings	1,276	1,000	276	27.6%	2,827	2,378	449	18.9%
Adjusted EBITDA	$2,653	$2,238	$415	18.5%	$6,385	$5,716	$669	11.7%

Three Months Ended September 30, 2017 and 2016

The following discussion highlights results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Market Share Highlights

•	The Central City market increased by 3.0% and CTL’s share of the Central City market was 30.0%, an increase of 5.4% compared to the three months ended September 30, 2016.
•	The Cripple Creek market increased by 1.7% and CRC’s share of the Cripple Creek market was 10.6%, an increase of 9.8% compared to the three months ended September 30, 2016.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.4 million, or 8.1%, due to increased gaming revenue and food and beverage revenue, offset by increased promotional allowances due to increased VIP play.
•	At CRC, net operating revenue increased by $0.5 million, or 13.7%, due to increased gaming revenue.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.3 million, or 8.0%, due to increased gaming-related expenses, food and beverage-related expenses and payroll costs.
•	At CRC, operating expenses increased by $0.1 million, or 3.5%, due to increased marketing expenses.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2017 and 2016

The following discussion highlights results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Market Share Highlights

•	The Central City market increased by 2.9% and CTL’s share of the Central City market was 29.6%, an increase of 4.5% compared to the nine months ended September 30, 2016.
•	The Cripple Creek market increased by 2.6% and CRC’s share of the Cripple Creek market was 10.0%, an increase of 2.5% compared to the nine months ended September 30, 2016.

Revenue Highlights

•	At CTL, net operating revenue increased by $0.9 million, or 6.3%, due to increased gaming revenue and food and beverage revenue, offset by increased promotional allowances due to increased VIP play.
•	At CRC, net operating revenue increased by $0.6 million, or 7.0%, due to increased gaming revenue, primarily from slot machines.

Operating Expense Highlights

•	At CTL, operating expenses increased by $0.7 million, or 6.2%, due to increased gaming-related expenses, food and beverage-related expenses and payroll costs.
•	At CRC, operating expenses increased by $0.1 million, or 0.9%, due to increased marketing expenses.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Poland
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Gaming	$15,659	$13,324	$2,335	17.5%	$44,566	$38,995	$5,571	14.3%
Food and Beverage	172	139	33	23.7%	513	434	79	18.2%
Other	25	45	(20)	(44.4%)	126	259	(133)	(51.4%)
Gross Revenue	15,856	13,508	2,348	17.4%	45,205	39,688	5,517	13.9%
Less Promotional Allowances	(306)	(152)	154	101.3%	(822)	(498)	324	65.1%
Net Operating Revenue	15,550	13,356	2,194	16.4%	44,383	39,190	5,193	13.3%
Gaming Expenses	(9,714)	(8,139)	1,575	19.4%	(27,795)	(23,853)	3,942	16.5%
Food and Beverage Expenses	(546)	(444)	102	23.0%	(1,496)	(1,256)	240	19.1%
General and Administrative Expenses	(3,840)	(2,751)	1,089	39.6%	(10,155)	(8,390)	1,765	21.0%
Total Operating Costs and Expenses	(14,757)	(11,963)	2,794	23.4%	(41,148)	(35,362)	5,786	16.4%
Earnings from Operations	793	1,393	(600)	(43.1%)	3,235	3,828	(593)	(15.5%)
Non-Controlling Interest	(229)	(343)	(114)	(33.2%)	(988)	(1,015)	(27)	(2.7%)
Net Earnings	464	684	(220)	(32.2%)	1,982	2,029	(47)	(2.3%)
Adjusted EBITDA	$1,466	$2,022	$(556)	(27.5%)	$5,420	$5,704	$(284)	(5.0%)

In June 2017, we opened the 17,000 square foot casino at Hilton Warsaw Hotel and Convention Centre in Warsaw, Poland with 70 slot machines, 24 table games and a bar and lounge area. The Hilton Warsaw Hotel is utilizing the casino license that was used at the LIM Center casino, which had a 3,000 square foot casino and was closed in May 2017. As a result of the closure of the LIM Center, we impaired PLN 0.5 million ($0.1 million) in leasehold improvements that is included in general and administrative expenses in our condensed consolidated statement of earnings for the nine months ended September 30, 2017.

In June 2017, the casino license at our Wroclaw casino expired. We have won a casino license tender in the Polish city of Wroclaw and we have won casino licenses in the Polish cities of Katowice and Bielsko-Biala. The licenses have not yet been issued by the Polish Minister of Finance, and the license awards for Katowice and Bielsko-Biala have been appealed by our competitors. However, management believes we will receive the licenses and open the casinos in the first quarter of 2018. The Katowice casino will include 62 slot machines and 14 live table games, the Bielsko-Biala casino will include 50 slot machines and 5 live table games and the Wroclaw casino will include 70 slot machines and 18 live table games.

Effective April 2017, the Polish gaming laws permit online gaming and slot arcades operated through a state run company. We do not anticipate that the changes in the gaming laws will have a significant impact on our results of operations in 2017, though these changes could increase competition and adversely affect our results of operations in the future. In addition, there is currently discussion of changes to the Polish income tax laws by Parliament that may establish a tax on gaming winnings above a certain amount per casino visit. There has been no decision reached as of the date of filing; however, increased taxation on winnings could adversely affect our results of operations in the future.

Three Months Ended September 30, 2017 and 2016

Results in U.S. dollars were impacted by a 6.9% increase in the average exchange rate between the U.S. dollar and Polish zloty for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 4.4 million, or 8.4%, due to increased gaming revenue, offset by increased promotional allowances.	•	Net operating revenue increased by $2.2 million, or 16.4%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•	Operating expenses increased by PLN 6.9 million, or 14.9%, primarily due to increased gaming-related expenses, marketing expenses, general and administrative expenses and payroll costs.	•	Operating expenses increased by $2.8 million, or 23.4%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2017 and 2016

Results in U.S. dollars were impacted by a 1.7% increase in the average exchange rate between the U.S. dollar and Polish zloty for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue Highlights

	In PLN		In U.S. dollars
•	Net operating revenue increased by PLN 17.3 million, or 11.3%, due to increased gaming revenue, offset by increased promotional allowances.	•	Net operating revenue increased by $5.2 million, or 13.3%.

Operating Expense Highlights

	In PLN		In U.S. dollars
•

Operating expenses increased by PLN 19.5 million, or 14.1%, primarily due to increased gaming-related expenses, marketing expenses, general and administrative expenses and payroll costs as well as increased costs for the opening of the Hilton Warsaw Hotel casino.

		•	Operating expenses increased by $5.8 million, or 16.4%.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Corporate and Other
	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Gaming	$984	$533	$451	84.6%	$2,419	$1,255	$1,164	92.7%
Other	199	444	(245)	(55.2%)	1,044	1,372	(328)	(23.9%)
Gross Revenue	1,183	977	206	21.1%	3,463	2,627	836	31.8%
Less Promotional Allowances	(9)	0	9	100.0%	(37)	0	37	100.0%
Net Operating Revenue	1,174	977	197	20.2%	3,426	2,627	799	30.4%
Gaming Expenses	(697)	(588)	109	18.5%	(1,895)	(1,140)	755	66.2%
General and Administrative Expenses	(2,358)	(2,055)	303	14.7%	(6,734)	(6,160)	574	9.3%
Total Operating Costs and Expenses	(3,151)	(2,748)	403	14.7%	(8,904)	(7,576)	1,328	17.5%
Losses from Operations	(1,977)	(1,771)	(206)	(11.6%)	(5,478)	(4,949)	(529)	(10.7%)
Net Earnings (Loss)	3,279	(1,264)	4,543	359.4%	860	(3,453)	4,313	124.9%
Adjusted EBITDA	$(1,432)	$(1,368)	$(64)	(4.7%)	$(4,363)	$(3,994)	$(369)	(9.2%)

We began operating the ship-based casinos onboard the Mein Schiff 5 and the TUI Discovery in June 2016, the Glory Sea in July 2016 and the Mein Schiff 6 in May 2017.

We began construction on the SCCL project in October 2017.

Three Months Ended September 30, 2017 and 2016

The following discussion highlights results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other increased by $0.2 million, or 20.2%, due to the additional revenue from the Mein Schiff 6 and Glory Sea, offset by decreased revenue due to the completion of the consulting agreement with Norwegian in May 2017.

Operating Expense Highlights

•

Operating expenses for Cruise Ships & Other increased by $0.1 million, or 13.2%, due to increased cruise ship-related expenses resulting from the additional operating and payroll costs associated with the Mein Schiff 6.

Operating expenses related to the SCCL project were $0.1 million for the three months ended September 30, 2017.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.2 million, or 10.2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to acquisition costs related to the SCCL License Acquisition and increased payroll costs.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Nine Months Ended September 30, 2017 and 2016

The following discussion highlights results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue Highlights

•

Net operating revenue for Cruise Ships & Other increased by $0.8 million, or 30.4%, due to the additional revenue from the Mein Schiff 5, Mein Schiff 6, TUI Discovery and Glory Sea, offset by decreased revenue due to the completion of the consulting agreement with Norwegian in May 2017.

Operating Expense Highlights

•

Operating expenses for Cruise Ships & Other increased by $0.8 million, or 40.5%, due to increased cruise ship-related expenses resulting from the additional operating and payroll costs associated with the four new ship-based.

Operating expenses related to the SCCL project were $0.1 million for the nine months ended September 30, 2017.

Losses from operations attributable to our Corporate Other operating segment, which includes certain other corporate and management operations, increased by $0.5 million, or 8.1%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increased payroll costs as well as acquisition costs related to the SCCL License Acquisition.

A reconciliation of net earnings to Adjusted EBITDA can be found in the “Non-GAAP Measures – Adjusted EBITDA” discussion above.

Non-Operating Income (Expense)

Non-operating income (expense) for the three and nine months ended September 30, 2017 and 2016 was as follows:

	For the three months				For the nine months
	ended September 30,			%	ended September 30,			%
Amounts in thousands	2017	2016	Change	Change	2017	2016	Change	Change
Interest Income	$21	$18	$3	16.7%	$69	$49	$20	40.8%
Interest Expense	(829)	(667)	162	24.3%	(2,667)	(2,247)	420	18.7%
Gain on Foreign Currency Transactions and Cost Recovery Income	70	20	50	250.0%	555	1,778	(1,223)	(68.8%)
Non-Operating (Expense) Income	$(738)	$(629)	$(109)	(17.3%)	$(2,043)	$(420)	$(1,623)	(386.4%)

Interest income

Interest income is directly related to interest earned on our cash reserves.

Interest expense

Interest expense is directly related to interest owed on the BMO Credit Agreement, the fair value adjustments for our interest rate swap agreements, our CPL and SCCL borrowings, and interest expense related to CDR’s land lease and our capital lease agreements.

Gain on foreign currency transactions and cost recovery transactions

Gain on foreign currency transactions and cost recovery transactions for the nine months ended September 30, 2016 includes $1.6 million received by CDR related to infrastructure built during the development of the Century Downs REC project. The distribution to CDR’s non-controlling shareholders through non-controlling interest is part of the credit agreement between CCE and CDR.

Taxes

Income tax expense is recorded relative to the jurisdictions that recognize book earnings. During the nine months ended September 30, 2017, we recognized an income tax benefit of $2.1 million on pre-tax income of $10.9 million, representing an effective income tax rate of (18.9%), compared to an income tax expense of $2.6 million on pre-tax income of $12.0 million, representing an effective income tax rate of 21.3% for the same period in 2016.

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 34% and the reported income tax expense are impacted by a number of items. The decrease in the effective tax rate compared to the same period in 2016 is primarily the result of the release of the U.S. valuation allowance in the third quarter of 2017 discussed below. Our effective tax rate is generally lower because there is a lower statutory tax rate in the countries where we pay taxes, such as Austria, Mauritius, Canada and Poland, when compared to the United States. There is also a lower effective tax rate for our Canadian and Polish operations due to exchange rate benefits.

During the quarter ended September 30, 2017, we released our $5.1 million U.S. valuation allowance on our U.S. deferred tax assets, resulting in a tax benefit. We analyzed the likelihood of future realization of the U.S.’s deferred tax assets, including recent cumulative earnings by taxing jurisdiction, expectations of future taxable income or loss, the amount of net operating loss carryforwards not subject to limitations, the number of periods it will take to realize the net operating loss carryforwards and other relevant factors. Based on this analysis, we concluded that the operations in the U.S. had attained a sustained level of profitability sufficient to realize our deferred tax assets in the U.S., and thus to reduce its valuation allowance.

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

As of September 30, 2017, our total debt under bank borrowings and other agreements net of $0.3 million related to deferred financing costs was $58.3 million, of which $52.7 million was long-term debt and  $5.6 million was the current portion of long-term debt. The current portion relates to payments due within one year under our BMO Credit Agreement, CPL’s credit agreement and other capital lease agreements. We intend to repay the current portion of our debt obligations with available cash. In September 2017, we borrowed GBP 2.0 million ($2.7 million based on the exchange rate in effect on September 30, 2017) from UniCredit to finance the construction and fitting out of the SCCL project. Repayment of the SCCL loan is scheduled to begin in December 2018. For a description of our debt agreements, see Note 7, “Long-Term Debt,” to our condensed consolidated financial statements included in Part I, Item 1 of this report. Net Debt was $14.3 million as of September 30, 2017 compared to $25.8 million as of September 30, 2016. For the definition and reconciliation of Net Debt to the most directly comparable GAAP measure, see “Non-GAAP Measures – Net Debt” above.

The following table lists the amount of 2017 maturities of our debt:

Amounts in thousands
	Saw Close Casino Ltd. Credit	Century Downs
Bank of Montreal	Agreement	Land Lease	Capital Leases	Total
$1,433	$0	$0	$120	$1,553

Cash Flows

At September 30, 2017, cash and cash equivalents totaled $44.3 million, and we had working capital (current assets minus current liabilities) of $22.5 million compared to cash and cash equivalents of $38.8 million and working capital of $17.3 million at December 31, 2016.  The increase in cash and cash equivalents from December 31, 2016 is due to $14.5 million of net cash provided by operating activities and $1.4 million in exchange rate changes, offset by a  $1.5 million payment related to a working capital adjustment for the Apex Acquisition, $0.1 million payment for the SCCL License Acquisition, $5.2 million used to purchase property and equipment, $1.6 million in principal repayments net of borrowings from the SCCL loan agreement and $2.0 million used for a distribution to non-controlling interest.

Net cash provided by operating activities was $14.5 million for the nine months ended September 30, 2017 and $15.6 million for the nine months ended September 30, 2016. Our cash flows from operations have historically been positive and sufficient to fund ordinary operations. Trends in our operating cash flows tend to follow trends in earnings from operations, excluding non-cash charges. Please refer to the condensed consolidated statements of cash flows in Part I, Item 1 of this Form 10-Q and to management’s discussion of the results of operations above in this Item 2 for a discussion of earnings from operations.

Net cash used in investing activities of $6.8 million for the nine months ended September 30, 2017 consisted of $0.1 million for the Palace Hotel renovation project at CRC, which was placed on hold during the first quarter of 2017; $0.2 million to purchase slot machines for CTL and CRC; $0.1 million for the CRA casino renovation; $0.3 million for bowling lane renovations and a miniature golf course at CAL; $0.6 million for a parking lot and thoroughbred infrastructure at CDR; $0.5 million in leasehold improvements at the Hilton Hotel Warsaw and new CPL locations in Katowice and Wroclaw; $0.5 million in gaming equipment upgrades at various CPL casinos; $0.1 million for the SCCL leasehold renovations; $0.8 million for the Century Mile project; $0.1 million for equipment for the Mein Schiff 6; $1.9 million in other fixed asset additions at our properties, the  $1.5 million payment related to a working capital adjustment for the Apex Acquisition and $0.1 million payment related to the SCCL License Acquisition, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in investing activities of $28.2 million for the nine months ended September 30, 2016 consisted of $1.4 million in various projects for CDR including construction of a second barn, parking lots and landscaping, $1.4 million for the CRA casino renovation; $0.5 million in gaming equipment and furniture for three new cruise ships, $0.1 million to purchase new slot machines for CRC; $0.1 million to purchase new slot machines for CTL; $0.1 million for hotel upgrades at CTL; $0.5 million to purchase new slot machines and table games for CPL, $0.9 million in other fixed asset additions at our properties and $23.2 million held in restricted cash for the Apex Acquisition that closed on October 1, 2016, offset by less than $0.1 million in proceeds from the disposition of fixed assets.

Net cash used in financing activities of $3.6 million for the nine months ended September 30, 2017 consisted of $1.6 million of principal repayments on our long-term debt net of borrowings from the SCCL loan agreement and $2.0 million in distributions to non-controlling interest, offset by less than $0.1 million in cash from the exercise of stock options.

Net cash provided by financing activities of $17.1 million for the nine months ended September 30, 2016 consisted of $19.1 million cash received under various loan agreements net of principal repayments and $0.1 million received from the exercise of stock options, offset by $1.9 million distribution to non-controlling interest and $0.2 million in deferred financing payments.

Common Stock Repurchase Program

Since 2000, we have had a discretionary program to repurchase our outstanding common stock. In November 2009, we increased the amount available to be repurchased to $15.0 million. We did not repurchase any common stock during the nine months ended September 30, 2017. The total amount remaining under the repurchase program was $14.7 million as of September 30, 2017. The repurchase program has no set expiration or termination date.

Potential Sources of Liquidity, Short-Term Liquidity

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, bank borrowings, sales of existing casino operations and proceeds from the issuance of equity securities.

We believe that our cash at September 30, 2017, as supplemented by cash flows from operations,  will be sufficient to fund our anticipated operating costs, capital expenditures at existing properties and current debt repayment obligations for at least the next 12 months. We expect that the primary source of cash will be from our gaming operations and additional borrowings under the BMO Credit Agreement and other credit arrangements. In addition to the payment of operating costs, expected uses of cash within one year include capital expenditures for our existing properties, interest and principal payments on outstanding debt, the construction of Century Mile, the construction of the SCCL project, a potential renovation and expansion project at the Palace Hotel in Cripple Creek, and other potential new projects. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

We estimate that the Century Mile project will cost approximately CAD 60.0 million ($48.1 million based on the exchange rate in effect on September 30, 2017). Cash needs for the development of the Century Mile project exceeds our current borrowing capacity. Therefore, we are seeking additional financing to fund these projects. The financing for the Century Mile project may be in the form of a construction or term loan or line of credit with a commercial bank, other debt or equity financings, or a combination of these financings. We estimate that the SCCL project will cost approximately GBP 5.0 million ($6.7 million based on the exchange rate in effect on September 30, 2017), in addition to GBP 0.5 million ($0.7 million based on the exchange rate in effect on September 30, 2017) of additional payments due to the seller of SCCL on the satisfaction of certain conditions. We have obtained a loan for the SCCL project of GBP 2.0 million ($2.7 million based on the exchange rate in effect as of September 30, 2017) and expect to fund the balance of the SCCL project costs with available cash. We have a shelf registration statement with the SEC that became effective in July 2017 under which we may issue, from time to time, up to $100 million of common stock, preferred stock, debt securities and other securities. If necessary, we may seek to obtain further term loans, mortgages or lines of credit with commercial banks or other debt or equity financings to supplement our working capital and investing requirements. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

In addition, we expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for investing and financing activities. While we currently do not have an intent nor foresee a need to repatriate funds, we could require more capital in the U.S. than is generated by our U.S. operations for operations, capital expenditures or significant discretionary activities such as acquisitions of businesses and share repurchases. If so, we could elect to repatriate earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances, which could have adverse tax consequences, as we have not accrued taxes for un-repatriated earnings of our foreign subsidiaries. We estimate that approximately $37.3 million of our total $44.3 million in cash and cash equivalents at September 30, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.

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

Changes in Internal Control Over Financial Reporting –There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are evaluating our internal control procedures as they relate to revenue recognition.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2000, our board of directors approved a discretionary program to repurchase up to $5.0 million of our outstanding common stock. In November 2009, our board of directors approved an increase of the amount available to be repurchased under the program to $15.0 million. The repurchase program has no set expiration or termination date and had approximately $14.7 million remaining as of September 30, 2017. There were no repurchases of common stock during the nine months ended September 30, 2017.

Item 6.    Exhibits

Exhibit No.	Document
3.1P	Certificate of Incorporation of Century Casinos, Inc. is hereby incorporated by reference to the Company’s Proxy Statement for the 1994 Annual Meeting of Stockholders.
3.2	Amended and Restated Bylaws of Century Casinos, Inc. is hereby incorporated by reference from Exhibit 11.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1	Form of Century Casinos, Inc. Performance Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2017.
10.2	Share Purchase Agreement relating to Saw Close Casino Limited is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Co-Chief Executive Officer and President.
32.3**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

** Furnished herewith.

P  Filed on Paper

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY CASINOS, INC. /s/ Margaret Stapleton Margaret Stapleton Principal Financial/Accounting Officer Date: November 6, 2017